Form 10-K
period 2011-12-31
Cazador Acquisition Corp Ltd.
filed 2012-03-30
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34887

CAZADOR ACQUISITION CORPORATION LTD.

Cayman Islands	98-0668024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

c/o Arco Capital Management LLC

7 Sheinovo Street

1504 Sofia, Bulgaria

(Address of principal executive offices)

Francesco Piovanetti

Chairman of the Board, Chief Executive Officer and Director

Cazador Acquisition Corporation Ltd.

c/o Arco Capital Management LLC

7 Sheinovo Street

1504 Sofia, Bulgaria

Tel: +359 2 895 2000

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered or to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units consisting of one Ordinary Share and one Warrant	Nasdaq Capital Market
Ordinary Shares included in the Units, par value $0.0001 per share	Nasdaq Capital Market
Warrants included in the Units, exercisable for Ordinary Shares at an exercise price of $7.50 per share	Nasdaq Capital Market

Securities registered or to be registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes☐    No ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Registrant’s Common Stock on June 30, 2011, as reported on the NASDAQ Capital Market, was approximately $44,574,000 based upon a reported close price of $9.69.

As of December 31, 2011, there were 5,750,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include information about our possible or assumed future results of operations or our performance. Words such as “expects,” “intends,” “plans,” “believes,” “anticipates,” “estimates,” and variations of such words and similar expressions are intended to identify the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to be correct. These statements involve known and unknown risks and are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements contained in this annual report, or the documents to which we refer you in this annual report, to reflect any change in our expectations with respect to such statements or any change in events, conditions or circumstances on which any statement is based.

This report should be read in conjunction with our audited financial statements and the accompanying notes thereto, which are included in Item 15 to this annual report.

PART I

References in this report to “we,” “us” or the “Company” refer to Cazador Acquisition Corporation Ltd., an exempted Cayman Islands company. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to Cazador Sub Holdings Ltd., an exempted company incorporated in the Cayman Islands with limited liability.

ITEM 1. BUSINESS.

A.	History, Development and General Overview of the Company

Cazador Acquisition Corporation Ltd. is an exempted company incorporated on April 20, 2010 in the Cayman Islands with limited liability as a blank check company. We were incorporated for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, which we refer throughout this document as our initial business combination, with one or more operating businesses or assets, which we refer throughout this document as our target business or target businesses. We have focused, and will continue to focus, on effecting a business combination in developing countries in Central and Eastern Europe, Latin America and Asia, but we may pursue opportunities in other geographical areas.

Emerging and developing economies growth outpaced that of advanced economies in 2010 and 2011. During 2011, advanced economies grew 1.6% while emerging and developing economies grew 6.2%. Additionally, in 2010 advanced economies grew 3.2% while emerging and developing economies grew 7.3%. Moreover, the International Monetary Fund projects emerging and developing economies will grow at a much larger pace in 2012 and 2013 than the advanced economies.

In addition to having superior economic growth, companies in emerging markets have limited access to capital due to historical circumstances and inefficient capital markets. Therefore, we believe that well-capitalized companies in emerging Europe, Latin America and Asia, offer numerous opportunities for value creation. In our opinion, one of the ways in which value can be created is by addressing the growing needs of the local population, the demand for exports of their raw materials and finished or semi-finished goods by economically developed countries.

On October 14, 2010, we closed our initial public offering of 4,600,000 units (including 600,000 units subject to the underwriters’ over-allotment option which were exercised on October 14, 2010). Each unit consists of one ordinary share, par value $0.001, and one warrant. The units were sold at an offering price of $10.00, generating gross proceeds to the Company of approximately $46.0 million. Rodman & Renshaw, LLC and Maxim Group LLC acted as joint book-running managers of the initial public offering. The securities sold in our initial public offering were registered under the Securities Act of 1933 pursuant to a registration statement on Form F-1 (No. 333-169231). The Securities and Exchange Commission, or the SEC, declared the registration statement effective on October 7, 2010. Our units began trading on the Nasdaq Capital Market on October 8, 2010. Prior to our initial public offering, we sold an aggregate of 4,340,000 warrants to our sponsor, Cazador Sub Holdings Ltd, in a private placement for a purchase price of $0.50 per warrant, generating total proceeds of approximately $2.2 million.

We paid approximately $1.0 million in underwriting discounts and commissions, and incurred fees of approximately $590.5 thousand for other costs and expenses related to the initial public offering.

After deducting the underwriting discounts and commissions and our initial public offering expenses, the total net proceeds to us from our initial public offering and private placement were approximately $46.5 million of which approximately $46.2 million was deposited into a trust account and the remaining proceeds may be used to provide for business, legal and accounting due diligence and advisory fees in connection with prospective business combinations, compliance with securities laws and regulations, and continuing general and administrative expenses.

Our executive offices are located at c/o Arco Capital Management LLC, 7 Sheinovo Street, 1504 Sofia, Bulgaria and our telephone number is +359 2 895 2000.

Transition from Foreign Private Issuer to Domestic Filer

We have determined that we no longer qualify as a “foreign private issuer” under applicable SEC rules. As a result, we are filling this annual report for our fiscal year ending December 31, 2011 on Form 10-K and have begun to comply with SEC reporting obligations as a domestic issuer. Accordingly, we expect to incur incremental general and administrative expenses in the upcoming quarters.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations other than activities related to the search for a suitable target for an initial business combination. We intend to utilize the cash proceeds of our initial public offering and the private placement of the sponsor’s warrants, our share capital, debt or other securities or a combination of the foregoing as the consideration to be paid in an initial business combination. While substantially all of the net proceeds of our initial public offering and the private placement of the sponsor’s warrants are allocated to completing an initial business combination, the proceeds are not otherwise designated for more specific purposes. Accordingly, at the time of the initial public offering, the investors were not provided with a concrete opportunity to evaluate the specific merits or risks of one or more target businesses. If we engage in an initial business combination with a target business using our share capital and/or debt financing as the consideration to fund the combination, proceeds from our initial public offering and the private placement of the sponsor’s warrants will then be used to undertake additional business combinations or to fund the operations of the target business on a post-combination basis. We may engage in an initial business combination with a company that does not require significant additional capital but is seeking a public trading market for its shares, and which wants to merge with an already public company to avoid the uncertainties associated with undertaking its own public offering. We may seek to effect an initial business combination with more than one target business, although our limited resources may serve as a practical limitation on our ability to do so.

We have engaged certain agents and/or representatives to identify and/or locate suitable acquisition candidates and we have actively solicited and investigated potential target businesses.

Prior to completion of our initial business combination, we seek to have all vendors, prospective target businesses or other entities, which we refer to as potential contracted parties or a potential contracted party, that we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders. We will not seek a waiver from our independent accountants. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management has determined that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. If a potential contracted party does not execute such a waiver, then each of our sponsor and Arco Capital Management LLC (“ACM”) will be jointly and severally liable, by means of direct payment to the trust account, to cover the potential claims made by such party for services rendered and goods sold, in each case to us, but only if, and to the extent, that the claims would otherwise reduce the trust account proceeds payable to our public shareholders in the event of a liquidation of the trust account. However, the agreement entered into by each of our sponsor and ACM specifically provides for two exceptions to this indemnity; there will be no liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. There is no guarantee that vendors, prospective target businesses or other entities will execute such waivers or, even if they execute such waivers, that they would be prevented from bringing claims against the trust account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to seek recourse against our assets, including the funds held in the trust account. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination. In addition, the indemnification provided by each of our sponsor and ACM is limited to claims by vendors that do not execute the waivers as described above. Claims by target businesses or other entities and vendors that execute such agreements would not be indemnified by each of our sponsor or ACM. Based on representations made to us, we currently believe that our sponsor and ACM, collectively, have substantial means and are capable of funding a shortfall in our trust account to satisfy any foreseeable indemnification obligations, but we have not asked them for any security or funds for such an eventuality. Despite our belief, we cannot assure you that our sponsor and ACM will be able to satisfy those obligations. The indemnification obligations may be substantially higher than we currently foresee or expect and/or their financial resources may deteriorate in the future. As a result, the steps outlined above may not effectively mitigate the risk of vendor’s and creditors’ claims reducing the amounts in the trust account.

Structure of Business Combination and Execution of Letter of Intent

Our initial business combination must be with one or more target businesses whose fair market value, individually or collectively, is equal to at least 80% of the balance in the trust account at the time of such initial business combination plus any amounts previously distributed to shareholders who have exercised their shareholder redemption rights (as described below). This may be accomplished by identifying and acquiring a single business or multiple operating businesses or operating assets, which may or may not be related, contemporaneously. If we acquire an operating business, we will always acquire at least a controlling interest in a target business (meaning more than 50% of the voting securities of the target business). If we acquire operating assets, such assets will constitute an operating business, or a portion thereof, and we will provide financial statements for any operating business or assets in the documentation provided to the shareholders in connection with the shareholder vote.

We may accomplish our initial business combination by acquiring a single business or multiple operating businesses, which may or may not be related, contemporaneously. In order to consummate such a business combination, we may issue a significant amount of our debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. There are no limitations on our ability to incur debt or issue securities in order to consummate a business combination. If we issue securities in order to consummate a business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of our initial business combination, an ultimate parent company that may be formed) after our business combination. In the event we structure our initial business combination to acquire less than 100% of the equity interests of the target business, we will only consummate an initial business combination in which we become the controlling shareholder of the target. The key factor that we will rely on in determining controlling shareholder status will be our acquisition of more than 50% of the voting securities of the target company. We will not consider any transaction that does not meet such criteria. Even though we have several potential targets under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

On March 28, 2012, we filed a Form 8-K in which we announced that we had entered into a non-binding letter of intent with a company for a business combination. Pursuant to the Company’s Second Amended and Restated Articles of Association, the execution of the letter of intent affords the Company a six-month extension for completion of the business combination until October 14, 2012. The consummation of the business combination is subject to, among other things, execution of a definitive agreement and required stockholder approval. There can be no assurance that a business combination will be consummated and the Company retains the ability to enter into a letter of intent or definitive transaction agreement with respect to a business combination with another target.

Subject to the requirement stated in the paragraphs above, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

Sources of target businesses

In addition to opportunities generated by our management team, target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus and know what types of businesses we are targeting. We may pay a finder’s fee to such unaffiliated sources, in our discretion, whether or not we solicited them to bring target businesses to our attention. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We have engaged the services of certain professional firms or other individuals that specialize in business acquisitions and we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

Although it is possible that we may pay finder’s fees in the case of an uncompleted transaction, we consider this possibility to be extremely remote. In no event, however, will any of our sponsor, officers, directors or their affiliates, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). If we decide to enter into an initial business combination with a target business that is affiliated with any of our officers, directors, or sponsor, including an entity or fund that is either a portfolio company of, or has otherwise received a material financial investment from, any fund or investment company (or an affiliate thereof) that is affiliated with such individuals or entities, we will do so only if we have obtained an opinion from an independent investment banking firm that our initial business combination is fair to our unaffiliated shareholders from a financial point of view and a majority of our disinterested independent directors approve the transaction. We currently do not anticipate entering into an initial business combination with any entity affiliated with any of our directors, officers or sponsor.

Selection of a target business

The time required to select and evaluate a target business and to structure and complete the initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which an initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finder’s or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with an initial business combination.

Fair market value of target business

The fair market value of a portion of a target business will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of our debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. There are no limitations on our ability to incur debt or issue securities in order to consummate our initial business combination. However, our amended and restated memorandum and articles of association prohibit us from incurring debt for borrowed money prior to an initial business combination, unless such debt does not require the payment of interest prior to an initial business combination and the lender waives any rights to the amounts held in the trust account. If we issue securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combinations, an ultimate parent company that may be formed) after our business combination. We have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

In contrast to many other companies with business plans similar to ours that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquirer’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the amount in the trust account at the time of the initial business combination plus any amounts previously distributed to shareholders who have exercised their shareholder redemption rights. We have used this criterion to provide investors and our management team with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for an initial business combination with us. The determination of net assets requires an acquirer to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the on-going nature of legal, accounting, shareholder meeting and other expenses that will be incurred immediately before and at the time of an initial business combination, the balance of an acquirer’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the amount in the trust account at the time of the initial business combination plus any amounts previously distributed to shareholders who have exercised their shareholder redemption rights for the fair market value of the target business or businesses with which we combine so that our management team will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove a proposed combination with, a target business or businesses that will meet the minimum valuation criterion for our initial business combination.

The fair market value of a target business or businesses will be determined by the disinterested members of our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, the values of comparable businesses, earnings and cash flow and/or book value). If the disinterested members of our board are not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority with respect to the satisfaction of such criterion.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion. Moreover, if we decide to enter into an initial business combination with a target business that is affiliated with any of our officers, directors, sponsor, including an entity or fund that is either a portfolio company of, or has otherwise received a material financial investment from, any fund or investment company (or an affiliate thereof) that is affiliated with such individuals or entities, we will do so only if we have obtained an opinion from an independent investment banking firm that the initial business combination is fair to our unaffiliated shareholders from a financial point of view and a majority of our disinterested independent directors approve the transaction.

We expect that any opinion from an investment banking firm would be included in our proxy soliciting materials furnished to our shareholders in connection with an initial business combination, and that such independent investment banking firm would be a consenting expert. Although our board of directors will obtain a fairness opinion in these circumstances for the benefit of our shareholders, the investment banking firms that render fairness opinions customarily will only address the opinion to the board of directors and, consequently, a shareholder’s recourse on such opinion will be through claims against such investment banking firm brought by us. However, as the opinion will be attached to, and thoroughly described in, our proxy soliciting materials, we believe investors will be provided with sufficient information in order to allow them to properly analyze the transaction. Accordingly, whether the independent investment banking firm allows shareholders to rely on their opinion will not be a factor in determining which firm to hire.

Lack of business diversification

We expect to complete only a single business combination, although this may entail a simultaneous combination with several assets or several operating businesses at the same time. At the time of our initial business combination, we may not be able to acquire more than one target business because of various factors, including complex tax, accounting or financial reporting issues. For example, we may need to present pro forma financial statements reflecting the operations of several target businesses as if they had been combined historically.

A simultaneous combination with several target businesses also presents logistical issues such as the need to coordinate the timing of negotiations, proxy statement disclosure and closings. We may also be required to comply with business combination laws in several jurisdictions. In addition, if conditions to closings with respect to one or more of the target businesses are not satisfied, the fair market value of the businesses, collectively, could fall below the required fair market value threshold of 80% of the balance in the trust account at the time of the initial business combination plus any amounts previously distributed to shareholders who have exercised their shareholder redemption rights.

Accordingly, while it is possible that we may attempt to effect our initial business combination with more than one target business, we are more likely to choose a single target business if all other factors appear equal. This means that for an indefinite period of time, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating an initial business combination with only a single entity, our lack of diversification may subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after an initial business combination.

If we determine to effect business combinations simultaneously with several businesses and such businesses are owned by different sellers, we will need for each of the targets to agree that their business combination is contingent on the simultaneous closings of the other business combinations. We could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations if there are multiple sellers and the additional risks associated with the subsequent assimilation of the operations and services or products of the companies in a single operating business.

If we complete our initial business combination structured as a merger in which the consideration is our share capital, we would have a significant amount of cash available with which we could make add-on acquisitions following our initial business combination.

Limited ability to evaluate the target business’s management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following an initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to an initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business. We also cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for shareholder approval of business combination

Prior to the completion of an initial business combination, we will submit the transaction to our shareholders for approval, even if the nature of the acquisition is such as would not ordinarily require shareholder approval under applicable law.

In connection with seeking shareholder approval of an initial business combination, we will furnish our shareholders with proxy solicitation materials containing the information we believe would be required by the rules under the U.S Securities Exchange Act of 1934, as amended (the “Exchange Act”), that among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for our initial business combination, our sponsor, including all of our officers and directors, have agreed to vote their sponsor’s ordinary shares in the same manner as the majority of the ordinary shares voted by the public shareholders in connection with any vote required to approve our initial business combination. Our sponsor, officers and directors have also agreed that they will vote any shares they purchase in the open market in favor of our initial business combination. We will proceed with the initial business combination only if a majority of the ordinary shares voted by the public shareholders present in person or by proxy are voted in favor of the initial business combination and public shareholders owning no more than 49.9% of the shares sold in our initial public offering vote against the initial business combination and exercise their shareholder redemption rights.

Finally, in many jurisdictions, the business combination laws may require approval from a court or other regulatory body regardless of whether we have obtained shareholder approval.

Shareholder redemption rights

At the time we seek shareholder approval of any initial business combination, we will offer each public shareholder the right to have their ordinary shares redeemed into cash if the shareholder either (i) votes against the proposed action and timely exercises such redemption right or (ii) votes in favor of the proposed action but elects to exercise such shareholder’s right to redeem. Our sponsor, and its beneficial owners, will not have shareholder redemption rights with respect to any ordinary shares owned by them, directly or indirectly, including the sponsor’s ordinary shares or any shares purchased by them in our initial public offering or in the aftermarket. The actual per-share redemption price will be equal to the aggregate amount then in the trust account, and including accrued interest, net of any interest income on the trust account balance required for us to pay our tax obligations incurred and net of interest income of up to $2,000,000 previously released to us to fund our working capital requirements (calculated as of two business days prior to the consummation of the proposed initial business combination), divided by the number of shares sold in our initial public offering. As of December 31, 2011 the per-share redemption price would be approximately $10.036 per share.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding or disposing of our securities, will be restricted from exercising shareholder redemption rights with respect to more than 10% of the shares sold in our initial public offering. Such a public shareholder would still be entitled to vote against a proposed initial business combination with respect to all shares owned by him or his affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of ordinary shares before the vote held to approve a proposed initial business combination and attempt to use the shareholder redemption right as a means to force us or our management to purchase their ordinary shares at a significant premium to the then current market price. Absent this provision, a public shareholder who owns in excess of 10% of the ordinary shares sold in our initial public offering could threaten to vote against a proposed business combination and seek conversion, regardless of the merits of the transaction, if his shares are not purchased by us or our management at a premium to the then current market price (or if management refuses to transfer to him some of their shares). By limiting a shareholder’s ability to redeem only 10% of the shares sold in our initial public offering, we believe we have limited the ability of a small group of shareholders to unreasonably attempt to block a transaction which is favored by our other public shareholders. However, we are not restricting the shareholders’ ability to vote all of their shares against the transaction.

An eligible shareholder may request shareholder redemption at any time after the mailing to our shareholders of the proxy statement and prior to the vote taken with respect to a proposed initial business combination. Redeeming shareholders may vote either for or against the business combination but will receive no pro rata interest income in the event they vote against such business combination (this will be the case with respect to both redemption proceeds if the proposal is approved and liquidation proceeds if not) which will incentivize redeeming shareholders to vote for the business combination since redeeming shareholders voting for the business combination will be eligible to receive a pro rata share of the interest income earned by the trust not released to us for working capital purposes and as a result have a higher redemption price, and we will retain the difference to the extent of a liquidation of our trust account. In addition, no later than the business day immediately preceding the vote on the initial business combination, the shareholder must present written instructions to our transfer agent stating that the shareholder wishes to redeem its shares and confirming that the shareholder has held the shares since the record date and will continue to hold them through the shareholder meeting and the close of the initial business combination. Ordinary shares that have not been tendered in accordance with these procedures by the day prior to the shareholder meeting will not be redeemed for cash. Further, we may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the initial business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option no later than the business day immediately preceding the vote on the initial business combination.

The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed initial business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, if we were to include this requirement, a shareholder would have from the time we send out our proxy statement through the vote on the initial business combination to tender his shares if he wishes to seek to exercise his redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we have no control over this process it may take significantly longer than we anticipated. The purpose of the requirement for physical or electronic delivery prior to the shareholder meeting is two-fold. First, it insures that the exercise by a shareholder of his shareholder redemption rights is irrevocable once the initial business combination is approved as the case may be, and second, it insures that we will know the amount of the proceeds that we will be able to use to consummate the initial business combination. Traditionally, in order to perfect shareholder redemption rights in connection with a blank check company’s initial business combination, a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking redemption. After the business combination was approved, the company would contact such shareholder to arrange for him to deliver his ordinary shares to verify ownership. As a result, the shareholder then had an “option window” after the consummation of the initial business combination during which he could monitor the price of the shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the shareholder redemption right, with respect to which shareholders was aware they needed to commit before the shareholder meeting, would become a continuing right surviving past the consummation of the initial business combination until the redeeming shareholder delivered his ordinary shares for conversion. The requirement for physical or electronic delivery prior to the meeting would be imposed to ensure that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge approximately $50 to the tendering broker, and it would be up to the broker to decide whether to pass this cost on to the shareholder who has exercised his shareholder redemption right. However, this fee would be incurred whether or not we require shareholders seeking to exercise their shareholder redemption rights to tender their shares prior to the meeting as the need to deliver the shares is a requirement of redemption whenever such delivery must be effectuated. Accordingly, tendering shares prior to the meeting would not result in any increased cost to shareholders when compared to the traditional process.

The steps outlined above will make it more difficult for our shareholders to exercise their shareholder redemption rights. In the event that it takes longer than anticipated to obtain delivery of their shares, shareholders who wish to redeem may be unable to make such delivery by the deadline for exercising their shareholder redemption rights and thus will be unable to redeem their shares.

Any request for shareholder redemption, once made, may be withdrawn at any time up to the vote taken with respect to the initial business combination. Furthermore, if a shareholder delivered his shares for redemption and subsequently decided prior to the meeting not to elect redemption, he may simply request that the transfer agent return the shares (physically or electronically). It is anticipated that the funds to be distributed to shareholders entitled to redeem their shares who elect redemption will be distributed promptly after completion of an initial business combination. Public shareholders who redeem their shares for their pro rata share of the trust account still have the right to exercise any warrants they still hold.

Redeeming shareholders may vote either for or against the business combination but will receive no pro rata interest income in the event they vote against such business combination (this will be the case with respect to both redemption proceeds if the proposal is approved and proceeds from liquidation of the trust account if not) which will incentivize redeeming shareholders to vote for the business combination since redeeming shareholders voting for the business combination will be eligible to receive a pro rata share of the interest income earned by the trust and as a result have a higher redemption price. However, if a shareholder fails to properly exercise its shareholder redemption rights, such shareholder will not have its ordinary shares redeemed for its pro rata distribution of the trust account.

We will not complete an initial business combination if public shareholders, owning more than 49.9% of the shares sold in our initial public offering, both vote against and exercise their shareholder redemption rights with respect to the initial business combination, on a cumulative basis. We have set the redemption percentage at 49.9% in order to reduce the likelihood that a small group of investors holding a block of our ordinary shares will be able to stop us from completing an initial business combination that may otherwise be approved by a majority of our public shareholders. As of December 31, 2011, the redemption price would be approximately $10.036 per share.

If a vote on an initial business combination is held and the business combination is not approved, we may continue to try to consummate an initial business combination with the same or a different target until the date we are required to liquidate the trust account. If the initial business combination is not approved or completed for any reason, then public shareholders who exercised their shareholder redemption rights would not be entitled to redeem their ordinary shares for a pro rata share of the aggregate amount then in the trust account. In such case, if we have required public shareholders to tender their shares prior to the meeting, we will promptly return such shares to the tendering public shareholder. Public shareholders would be entitled to receive their pro rata share of the aggregate amount in the trust account only in the event that (i) such shareholder votes for the initial business combination and the initial business combination was duly approved and subsequently completed, or (ii) in connection with our liquidation of our trust account.

Liquidation of our trust account if no initial business combination

Our amended and restated memorandum and articles of association provides that if after 24 months (since the period to complete our business combination has been extended because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012) from the consummation of our initial public offering we have not consummated an initial business combination we will repurchase our public shares and liquidate our trust account and distribute the proceeds to the holders of our public shares. This provision may not be amended except with consent of 66.66% of the issued and outstanding ordinary shares voting present in person or by proxy at a meeting in which the holders of 95% of the outstanding ordinary shares must be present in order to constitute a quorum. If we have not completed an initial business combination by such date, we will compulsorily repurchase all shares held by the public shareholders, within five business days, pursuant to the procedures in our amended and restated memorandum and articles of association.

On March 28, 2012, we filed a Form 8-K in which we announced that we had entered into a non-binding letter of intent with a company for a business combination. Pursuant to the Company’s Second Amended and Restated Articles of Association, the execution of the non-binding letter of intent affords the Company a six-month extension for completion of the business combination until October 14, 2012.

Following completion of the repurchase of our public shares, we will continue in existence. To the extent any claims deplete the funds remaining in the trust account we cannot assure you we will be able to return to our public shareholders the amounts payable to them from the liquidation of the trust account. In addition, under certain limited circumstances distributions received by shareholders could be viewed by applicable laws (including insolvency laws and certain equitable and/or restitution principles) as either fraudulent transfers or mistaken or otherwise wrongful payments. In those circumstances, a court could order that amounts received by our shareholders be repaid to us.

Our sponsor and its beneficial owners have waived their rights to participate in any liquidation of the trust account with respect to its shares. There will be no distribution from the trust account with respect to our warrants, which may expire worthless. The costs of liquidation of the trust account will be met from our remaining assets outside of the trust account or from interest earned on the funds held in the trust account that may be released to us to fund our working capital requirements, if not done in connection with a shareholder vote with respect to the extended period of a potential initial business combination. If such funds are insufficient, each of our sponsor and ACM has agreed, jointly and severally, to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15.0 thousand, absent any unforeseen complications) and has agreed not to seek repayment of such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price would be approximately $10.036. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public shareholders. To the extent any such claims deplete the trust account, the amounts returned to our public shareholders from the trust account will be reduced accordingly. Additionally, we cannot assure you that third parties will not seek to recover from our shareholders amounts owed to them by us. If a claim was made that resulted in our sponsor and ACM having liability and they refused to satisfy their obligations, our board of directors, having a fiduciary obligation to act in the best interest of the company, may cause the company to bring an action against them to enforce our indemnification rights.

Each of our sponsor and ACM has agreed, pursuant to an agreement with us and the representative of the underwriters that, if we distribute the amounts held in trust to our public shareholders pursuant to the exercise of shareholder redemption rights in connection with the consummation of our initial business combination, or if we liquidate our trust account, they will be jointly and severally liable, by means of direct payment to the trust account, to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. However, the agreement entered into by each of our sponsor and ACM specifically provides for two exceptions to this indemnity; there will be no liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we cannot assure that each of our sponsors and ACM would be able to satisfy those obligations. Accordingly, the actual per-share price from liquidation of our trust account could be less than $10.00 per ordinary share plus interest, due to claims of creditors. Additionally, if we become insolvent or a petition to wind up the company is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency law, and may be included in our insolvent estate and subject to the claims of third parties with priority over the claims of our shareholders (including claims of our shareholders for amounts owed to them as a result of the redemption or repurchase of our shares). To the extent any claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.00 per ordinary share plus accrued interest.

Our public shareholders will be entitled to receive funds from the trust account only in the event of our compulsory repurchase of our public shares and liquidation of our trust account or if they seek to redeem their respective shares for cash upon an initial business combination which the shareholder voted against and such business combination is completed by us. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account.

Survival after liquidation of trust account

As discussed above, in the event that we fail to consummate a business combination by October 14, 2012 (24 months from the closing of our initial public offering since the period to complete our business combination has been extended because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012), we will compulsorily repurchase our public shares and distribute the funds held in the trust account. As part of this process, each shareholder, other than our initial shareholder, shall have their shares repurchased, within five business days, pursuant to the procedures in our amended and restated memorandum and articles of association, using the proceeds from the liquidation of our trust account, and such shares shall be cancelled, leaving our initial shareholder as the only shareholder. We will continue in existence as a public shell company and, subject to the provisions of our Second Amended and Restated Memorandum and Articles of Association, our management will have broad discretion to determine the future of our business, if any. In addition, as substantially all of our assets are expected to be distributed pursuant to the liquidation of our trust account, unless we obtain third-party financing, the surviving public shell company will have limited, or no, financial resources to pursue a new business.

Competition for Target Businesses

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

▪     our obligation to seek shareholder approval of our initial business combination or obtain necessary financial information may delay the completion of a transaction;

▪     our obligation to redeem for cash up to 49.9% of our ordinary shares (minus one share) held by our public shareholders who vote against or in favor (but decide to redeem) of our initial business combination and properly exercise their shareholder redemption rights may reduce the resources available to us for our initial business combination;

▪     our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

▪      the requirement to acquire a target business or target businesses having a fair market value equal to at least 80% of the balance of the trust account at the time of the acquisition plus any amounts previously distributed to shareholders who have exercised their shareholder redemption rights could require us to acquire several assets or several operating businesses at the same time, all of which sales would be contingent on the simultaneous closings of the other sales, which could make it more difficult to consummate our initial business combination.

Any of these or other factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Government Regulations

Government regulations relating to taxation

As a Cayman Islands exempted company, we have obtained a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Law (1999 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our members or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Employees

We currently have one executive officer. This individual is not obligated to devote any specific number of hours to our matters and intend to devote only as much time as he deem necessary to our affairs. The amount of time he will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process we are in. Accordingly, once management locates a suitable target business to acquire, we expect that our executive officer will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than he would prior to locating a suitable target business. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have determined that we no longer qualify as a “foreign private issuer” under applicable SEC rules. As a result, we are filling this annual report for our fiscal year ending December 31, 2011 on Form 10-K and have begun to comply with SEC reporting obligations as a domestic issuer. Accordingly, we expect to incur incremental general and administrative expenses in the upcoming quarters.

We have registered our units, ordinary shares and warrants under the Exchange Act and have reporting obligations with the U.S. Securities and Exchange Commission. In accordance with the requirements of the Exchange Act, this annual report contains financial statements audited and reported on by our independent registered public accountants.

Our management will provide shareholders with audited financial statements of the properties to be acquired as part of the proxy solicitation materials sent to shareholders to assist them in assessing each specific target business we seek to acquire. While the requirement of having available financial information for the target business may limit the pool of potential acquisition candidates, given the broad range of target businesses we may consummate our initial business combination with, we do not believe that the narrowing of the pool will be material.

We are required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending on and after December 31, 2011. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Legal Proceedings

There is no litigation currently pending or, to our knowledge, contemplated against us or any of our officers or directors in their capacity as such.

B.	Organizational Structure

Cazador Acquisition Corporation Ltd. (the “Company”) is a newly organized blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination (the “initial business combination”). The Company is partially owned by Cazador Sub Holdings Ltd. (the “sponsor”), a company incorporated as a Cayman Islands exempted company, whose ultimate owner is Arco International Group LLC,a Puerto Rico limited liability company.

C.	Property, Plant and Equipment

We currently maintain our executive offices at c/o Arco Capital Management LLC, 7 Sheinovo Street, 1504 Sofia, Bulgaria and we also have access to office space provided by ACM pursuant a letter agreement with us. We consider our current office space adequate for our current operations. The cost for this space is included in the $7,500 per month, which is paid to ACM for services.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined in Regulation S-K; as such, pursuant to Regulation S-K we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMMENTS.

None

ITEM 2. PROPERTIES.

We currently maintain our executive offices at c/o Arco Capital Management LLC, 7 Sheinovo Street, 1504 Sofia, Bulgaria and we also have access to office space provided by ACM pursuant a letter agreement with us. We consider our current office space adequate for our current operations. The cost for this space is included in the $7,500 per month which is paid to ACM for services.

ITEM 3. LEGAL PROCEEDINGS.

There are no legal proceedings of a material nature pending against the Company. The Company is unaware of any legal proceedings known to be contemplated by any governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our units have traded under the symbol “CAZAU” on the Nasdaq Capital Market since October 7, 2010. Our ordinary shares and warrants have traded on the Nasdaq Capital Market under the symbols “CAZA” and “CAZAW”, respectively, since October 22, 2010.

The following table sets forth the high and low closing prices of our units, ordinary shares and warrants on the Nasdaq Capital Market for the periods indicated:

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
March 31, 2011	9.92	10.07	9.60	9.80	0.35	0.46
June 30, 2011	9.95	10.02	9.64	9.70	0.35	0.53
September 30, 2011	9.86	10.03	9.65	9.75	0.30	0.40
December 31, 2011	9.95	10.00	9.67	9.78	0.20	0.25

On March 20, 2012, the closing prices of our Common Stock, Units and Warrants were $9.88, $10.00 and $0.18, respectively.

(b) Holders

On March 20, 2012, there were two holders of record of our Common Stock, two holders of record of our Warrants and one holder of record of our Units.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business transaction. The payment of any dividends subsequent to a business transaction will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Performance Graph.

We have not provided a line graph comparing yearly percentage change in our shareholder return on common stock against various indices or peer group because we are a smaller reporting..

(f) Recent Sales of Unregistered Securities

No sales of unregister securities have been made during the applicable period.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined in Regulation S-K, and therefore, pursuant to Item 301 of Regulation S-K, we are not required to make disclosures under this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included in Item 15 of this Annual Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

Overview

Cazador Acquisition Corporation Ltd. (the “Company”) is an exempted company incorporated on April 20, 2010 in the Cayman Islands with limited liability as a blank check company. We were incorporated for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, which we refer to throughout the document as our initial business combination, with one or more operating businesses or assets, which we refer to throughout the document as our target business or target businesses. We will focus on effecting a business combination in developing countries in Central and Eastern Europe, Latin America and Asia, but we may pursue opportunities in other geographical areas.

The Company have determined that we no longer qualify as a “foreign private issuer” under applicable SEC rules. As a result, we are filling this annual report for our fiscal year ending December 31, 2011 on Form 10-K and have begun to comply with SEC reporting obligations as a domestic issuer. Accordingly, we expect to incur incremental general and administrative expenses in the upcoming quarters.

Presently we are not engaged in, and will not engage in, any operations other than activities related to the search for a suitable target for an initial business combination. We intend to utilize the cash proceeds of our initial public offering and the private placement of the sponsor’s warrants, our share capital, debt or other securities or a combination of the foregoing as the consideration to be paid in an initial business combination.

We have engaged certain agents and/or representatives to identify and/or locate suitable acquisition candidates and we have actively solicited and investigated potential target businesses.

On March 28, 2012, we filed a Form 8-K in which we announced that we had entered into a non-binding letter of intent with a company for a business combination. Pursuant to the Company’s Second Amended and Restated Articles of Association, the execution of the non-binding letter of intent affords the Company a six-month extension for completion of the business combination until October 14, 2012. The consummation of the business combination is subject to, among other things, execution of a definitive agreement and required stockholder approval. There can be no assurance that a business combination will be consummated and the Company retains the ability to enter into a letter of intent or definitive transaction agreement with respect to a business combination with another target.

Liquidity and Capital Resources

At December 31, 2011, total outstanding cash balance available for our working capital needs amounted to $101.7 thousand, and restricted cash held in trust account amounting to $46.2 million. Since our initial public offering, our only source of revenue has been interest income earned over the net proceeds from the initial public offering, that are currently held in a trust account and invested in United States United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market fund meeting the conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) consummation of an initial business combination, or (ii) liquidation of the Company.

Subject to shareholders’ approval, we expect to use substantially all of the net proceeds of our initial public offering to acquire one or more target businesses by identifying and evaluating prospective target businesses, selecting one or more target businesses, and structuring, negotiating and consummating the initial business combination. To the extent we use our share capital in whole or in part as consideration for an initial business combination, the proceeds held in the trust account (less amounts paid to any public shareholders who properly exercise their shareholder redemption rights and any interest income previously released to us) as well as any other net proceeds not expended prior to that time will be used to finance the operations of the target business or businesses. The funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. The funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe the funds available to us outside of the trust account, together with (i) the interest income earned on the trust account balance that may be released to us to pay any tax obligations and (ii) interest income of up to $2.0 million on the balance of the trust account to be released to us for working capital requirements (so long as we have sufficient funds available to us to pay our tax obligations on such interest income or otherwise then due at that time), will not be sufficient to allow us to operate until October 14, 2012, assuming an initial business combination is not completed during that time, unless either current interest rates increase or we locate an investment which pays a higher interest rate than current interest rates. We expect that our primary liquidity requirements during that period including, but not limited to, expenses relating to: (i) due diligence and investigation of a target business or businesses; (ii) transaction structuring, negotiating and documenting an initial business combination; (iii) reporting requirements; (iv) general working capital; (v) an aggregate of $180.0 thousand for office space, administrative services and support, representing a total of $7,500 per month for up to 24 months (since the period to complete our business combination has been extended to October 14, 2012, because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012); and (vi) additional expenses that may be incurred by us in connection with our initial public offering over and above the amounts listed in the section entitled “Use of Proceeds” in the prospectus, incorporated by reference, will be less than $1.25 million. As of December 31, 2011, we have earned $52.4 thousand on interest income and we anticipate that at the current interest rate of approximately 0.2% per annum, the interest that will accrue on the trust account during the time it will take to identify a target and complete an acquisition will be insufficient to fund our working capital requirements.

Cazador’s sponsor, Cazador Sub-Holdings Ltd., has committed to advance to us by way of a non-interest bearing loan an amount of up to $400,000 to be used to cover Cazador’s ongoing costs and expenses relating to its operations and in connection with a potential initial business combination.  This commitment was memorialized in a memorandum of understanding dated as of March 23, 2012 between Cazador and Cazador Sub-Holdings. In addition, we believe it is likely that our sponsor would be willing to make additional loans to us, to the extent that reasonable additional funds are required to fund our short-term operation and/or in connection with our initial business combination.  Based on these factors, we believe that we will have access to sufficient funds to meet our working capital and liquidity needs until the earlier of (i) consummation of an initial business combination or (ii) liquidation of the Company.

Our liquidity and working capital position is largely dependent on our Sponsor’s ability to fulfill its obligations under the above referenced memorandum of understanding and, to the extent additional funds are needed, to our ability to secure additional sources of funding on acceptable terms.  If additional funding is needed, we may seek to secure such funds from our sponsor and/or from other third party funding sources.  There is no assurance that such additional sources of funding will be identified, or that necessary funds will be available to us from our sponsor or from other sources.

If our estimate of the costs of undertaking in-depth due diligence and negotiating an initial business combination is less than the actual amount necessary to do so, or if interest payments are not available to fund the expenses at the time we incur them, we will seek to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, we may need to obtain additional financing because we may become obligated to redeem for cash a significant number of shares of public shareholders voting against our initial business combination. In any of these events, we would seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us.

We are not obligated to pay any taxes in the Cayman Islands on either income or capital gains. As a Cayman Islands exempted company, we have obtained a tax exemption undertaking from the Cayman Islands government that, in accordance with section 6 of the Tax Concessions Law (1999 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our members or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Results of Operations

Through December 31, 2011, our efforts have been limited to activities related to the organization of the initial public offering of the Company, the identification and evaluation of prospective acquisition candidates and other general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account.

For the year ended December 31, 2011, we had a net loss of approximately $677.5 thousand, which consisted of interest income of approximately $38.3 thousand less expenses attributable to formation and operating costs of approximately $715.8 thousand. For the period from April 20, 2010 (inception) to December 31, 2010, we had a net loss of approximately $158.9 thousand, which included interest income of approximately $14.1 thousand, offset by formation and operating costs of approximately $173.0 thousand. The increase noted in the formation and operating costs is mainly related to higher expenses associated to the identification and evaluation of prospective acquisition candidates.

On October 14, 2010, the Company received net proceeds of $40.0 million, before deducting underwriting compensation of $900.0 thousand and $100 for the purchase of 200,000 warrants by the underwriter. On the same date, pursuant to the exercise of the underwriters’ over-allotment option, the Company received $6.0 million before deducting underwriting compensation of $135.0 thousand. In addition, immediately before to the consummation of the initial public offering, the sponsors purchased 4,340,000 warrants at a price of $0.50 per warrant, which in the aggregate approximates $2.2 million. Total gross proceeds to the Company from the 4,600,000 units sold in the initial public offering and the private placement sale of sponsors’ warrants amounted to $48.2 million.

As of December 31, 2011 we had no contractual commitments other that the service agreement to pay ACM a total of $7.5 thousand per month for accounting, legal and operational support, access to support staff, and information technology infrastructure, which amounted to $90.0 thousand, and $18.8 thousand for the year ended December 31, 2011, and the period from April 20, 2010 (inception) to December 31, 2010, respectively.

We expect to continue to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in light of current low interest rates on risk free investments (treasury securities). In addition, we expect a substantial increase in expenses for the subsequent annual period provided that we are able to consummate an initial business combination.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, other than in relation to the monthly fee payable to ACM of $7.5 thousand for accounting, legal and operational support, access to support staff, and information technology infrastructure. Such agreement has been in place since October 14, 2010 and shall remain effective upon the earlier of (i) the completion of an initial business combination or (ii) dissolution of the Company.

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The net proceeds from our initial public offering, including the amounts held in the trust account may be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market fund meeting the conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) consummation of an initial business combination, or (ii) liquidation of the Company. These funds are currently invested in U.S. government treasury bills having a maturity of three months or less.

Due to the short-term nature of these investments, we believe there are no associated material exposures to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Reference is made to our financial statements beginning on page F-1, following Item 15, of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Management of Cazador is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13(a)-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our CEO and CFO, has evaluated the effectiveness of our internal controls over financial reporting as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such evaluation, our management has made an assessment that our internal control over financial reporting is effective as of December 31, 2011.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended on December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Francesco Piovanetti	37	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President
Facundo Bacardí	65	Director
David P. Kelley	54	Director
Shai Novik	46	Director
Carlos Valle	52	Director

Francesco Piovanetti, Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President. Mr. Piovanetti has served as our Director, Co-Chief Executive Officer, Chief Financial Officer and President since April 20, 2010 and as the Chairman of our Board and sole Chief Executive Officer as of March 23, 2012. Mr. Piovanetti has served as ACM’s President since its formation. He is also the Chief Executive Officer, President, Chief Operating Officer, and Director of Arco. Mr. Piovanetti has more than a decade and a half of experience working in various areas of corporate finance, capital markets and investment banking. From 2003 to 2006, Mr. Piovanetti served as Managing Director for Asset Sourcing at Gramercy. Prior to joining Gramercy, from 1997 to 2003, Mr. Piovanetti was employed as an Analyst and later as an Associate, a Vice President and then as a Director at Deutsche Bank in its Structured Capital Markets Group, which executed proprietary and client arbitrage transactions. From 1995 to 1997, he was a Senior Analyst in Deloitte & Touche, LLC’s Corporate Finance Group, where he consulted in the areas of commercial lending, mergers and acquisitions, management buyouts, capital sourcing and valuation services. Mr. Piovanetti received B.A. in Economics and B.S. in Finance from Bryant University, and an M.B.A. from Columbia Business School. The skills and vast experience of Mr. Piovanetti in emerging markets, investment banking and corporate finance makes him qualified to serve as our Chairman of our Board.

Facundo Bacardí, Director. Mr. Bacardí has served as our Director since August 2010. Mr. Bacardí is a member of the family that owns Bacardí Limited, one of the largest family owned companies in the worldwide liquor manufacturing and distributing business. At Bacardí Limited, he served as executive officer and director in Brazil and Trinidad. Mr. Bacardí was responsible for the creation of Bacardí Centroamericana, S.A. in 1980, which was sold in 1991. He has served as President and Director of Suramericana de Inversiones, S.A. since 1995, an investment company in Panama that he founded in 1995. Mr. Bacardí was also Chairman and President of Nations Flooring, a flooring and window dressing company, between 1995 to 2004. From 1993 to 2000, he served as a director of CTA Industries, Inc., an insulation manufacturer. He also served as a director of JSM Holdings, Corp., an investment company, from 2003 to 2007. He graduated with a Bachelors of Science from Babson College in 1967. We believe that Mr. Bacardí's extensive experience and knowledge of businesses in emerging markets make him qualified to serve as our Director.

David P. Kelley II, Director. Mr. Kelley has served as our Director since August 2010. Mr. Kelley is a partner of Zenith Capital Partners, LLC, a private equity firm located in New York, where he has served since 2006, and a founding partner of Andover Partners Strategic Security Solutions, LLC (AP-S3, LLC), a security and intelligence consulting firm, where he has served since December 2009. From 1985 to 1988, Mr. Kelley was a tax lawyer in the law firm of Brown and Wood located in New York. From 1988 to 1991, Mr. Kelley worked at Merrill Lynch in New York, where he was promoted to a Director of the Global Swap Group. From 1991 to 1994 Mr. Kelley was a Managing Director at UBS Securities in New York, in charge of the US Structured Products Group. From 1994 to 1998, Mr. Kelley was a Managing Director and Head of the Global Structured Products Group at Deutsche Bank Securities in New York. From 1998 to 2006, Mr. Kelley was a Managing Director of Integrated Capital Associates, a private equity firm, located in New York. Mr. Kelley is currently a Director of the Apex-Guotai Junan Greater China Fund, headquartered in Hong Kong. Mr. Kelley graduated from Emory University with a BA degree in 1979. He graduated with a J.D. degree from Temple University School of Law in 1983, and he received an L.L.M. in Taxation from New York University School of Law in 1985. We believe that Mr. Kelley's vast experience as a consultant and member of multiple different oversight bodies, provides him with the necessary skills to be qualified to serve as our Director.

Shai Novik, Director. Mr. Novik has served as our Director since August 2010. Mr. Novik has served as the President and a director of PROLOR Biotech since 2005. From 2003 to 2005, Mr. Novik was the Managing Director of A.S. Novik, a private investment firm, and from 2000 to 2002, he was Managing Director of A-Online Capital, an investment firm. Mr. Novik previously served as Chief Operating Officer and Head of Strategic Planning of THCG, a technology and life sciences investment company, from 1998 to 2000. THCG was a portfolio company of Greenwich Street Partners, a large U.S.-based private equity fund. THCG’s portfolio included several life sciences and medical device companies. Prior to his position at THCG, Mr. Novik served as Chief Operating Officer and Chairman of Strategy Committee of RogersCasey, an investment advisory company serving Fortune 500 companies such as DuPont, Kodak, General Electric and others, from 1994 to 1998. Mr. Novik is the co-founder and Chairman of the Board of Stentomics Inc., a private drug-eluting stent technology company developing next-generation, polymer-free drug-eluting stent solutions. Mr. Novik also serves on the boards of the privately-held companies Ucansi Inc., a company developing non-invasive vision correction products, and Odysseus Ventures Ltd., a managing partner of a small venture fund. Mr. Novik served for seven years in the Israeli Defense Forces, and received his M.B.A., with Distinction, from Cornell University. We believe that his knowledge and skills in emerging markets, along with his experience as member of various oversight bodies, including public companies, make him qualified to serve as our Director.

Carlos Valle, Director. Mr. Valle has served as our Director since August 2010. He is also the Chairman of the Board of Directors of Arco. Mr. Valle is a seasoned professional with broad global experience in finance. In May 2009, Mr. Valle retired from Merrill Lynch & Co. where he served for over 20 years in many diverse assignments. His expertise includes Leveraged Finance, Corporate Bonds, Structured Finance, Private Equity and Sales Management of both, Institutional Fixed Income and Equities as well as International High Net Worth Private Clients. Prior to Merrill Lynch, Mr. Valle was a bond analyst for a major Insurance company. He holds a Bachelor of Science degree from the Wharton School, University of Pennsylvania and an M.B.A. from the Darden School, University of Virginia. Mr. Valle served as Adjunct Professor at the Darden School in the Spring of 2010 and acts as advisor to various boards of directors. His knowledge and skills of corporate finance, coupled with his vast experience as a member and advisor to several boards of directors, allow him to make valuable contributions to the Board in its oversight functions, and, therefore, make him qualified to serve as our Director.

Family Relationships

There are no family relationships among our executive officers and directors.

Board of Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Facundo Bacardí and Shai Novik will expire at our first annual general meeting of shareholders. The term of office of the second class of directors, consisting of David P. Kelley II and Carlos Valle, will expire at the second annual general meeting of shareholders. The term of office of the third class of directors, consisting of Francesco Piovanetti, will expire at the third annual general meeting of shareholders.

The Company does not have an established and defined term for the services being provided by its executive officers. If one or more of our executive officers or directors remain associated in some capacity with us following an initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to an initial business combination.

On March 23, 2012, our board of directors accepted the resignation of Mr. Jay Johnston as Chairman of the Board, Director, and Co-Chief Executive Officer of the Company. Mr. Francesco Piovanetti replaced Mr. Johnston as Chairman of the Board and now serves as sole Chief Executive Officer of the Company effective immediately. Mr. Piovanetti remains as the Company’s Chief Financial Officer and President. Mr. Piovanetti will not be compensated for his services as an executive officer or chairman of the company.

Audit Committee and Audit Committee Financial Expert

The Audit Committee is composed of Carlos Valle (Chairman), Facundo Bacardi, David P. Kelly II and Shai Novik. All members of the audit committee are independent directors who are financially literate, as required by the Nasdaq Capital Markets listing standards. Further, our board of directors has determined that Carlos Valle is financially sophisticated and that he qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, management believes that all of these reports were filed in a timely manner.

Code of Ethics

As of the date of this annual report, we have adopted a code of ethics that applies to our officers, directors and employees and have filed copies of our code of ethics and our board committee charters as exhibits to our registration statement on Form F-1. You will be able to review these documents by accessing our public filings and in our website www.cazador1.com. Shareholders may request a free copy of these documents from:

Cazador Acquisition Corporation Ltd.

Attn: Francesco N. Piovanetti, Chairman, CEO, CFO and President

C/O Arco Capital Management LLC

City View Plaza II

48 Carr 165

Guaynabo, Puerto Rico, 00968

Telephone: (787) 993-9650

We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

Our officers and directors have not received any compensation for services rendered. Commencing on October 14, 2010, the date of the initial public offering, through the earlier of consummation of our initial business combination or the liquidation of our trust account, we will pay ACM a total of $7.5 thousand per month for accounting, legal and operational support, access to support staff, and information technology infrastructure. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. No compensation of any kind, including finders’ and consulting fees, will be paid either by us or by any affiliated entity for services rendered to us by any of our sponsor, officers and directors or any of their respective affiliates, for services rendered prior to or in connection with the consummation of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of reimbursement these individuals may receive. After an initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of a shareholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. We do not have a long-term incentive plan or pension plan and do not provide retirement benefits to our employees. We have no plans or arrangements that result in the compensation of an executive officer or director in the event such person’s employment is terminated following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMNENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2011 by each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. Each of these persons has the same voting rights as our other public shareholders.

		Approximate
	Amount and	Percentage of
	Nature of	Outstanding
Name and Address of	Beneficial	Common Stock
Beneficial Owner	Ownership	(2)

Cazador Sub Holdings Ltd.(1) (2)	1,150,000	20.0%
Polar Securities Inc. 372 Bay St. 21st Floor Toronto, ON M5H 2W9	560,000	9.74%
Bulldog Investors Park 80 West Plaza Two Suite 750 Saddle Brook, NJ 07663	500,000	8.7%
AQR Capital Management LLC Two Greenwich Plaza Greenwich, CT 06830	393,184	6.8%
JMG Capital Partners LP 1999 Avenue of the Stars Suite 2530 Los Angeles, CA 90067	350,000	6.1%
Pine River Capital Management Carlson Parkway Suite 330 Minnetonka, MN 55305	293,665	5.1%

(1)	The registered office address of the shareholder is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, Grand Cayman KY1-1104, Cayman Islands.

(2)	As of December 31, 2011, ACM Investments LLC (of which Jay A. Johnston is an ultimate beneficiary) owned 66.7%, while Arco Group LLC (of which Francesco Piovanetti is an ultimate beneficiary) owned 33.3%. As of the date of this filing, Jay A. Johnston did not hold any direct or indirect interests in Cazador Sub-Holdings Ltd.

According to Continental Stock Transfer and Trust Company, the Company’s transfer agent, total issued and outstanding common stock as of December 31, 2011 amounted to 5,750,000 shares. According to the Company’s register of shareholders, at December 31, 2011, there were three holders of record of our common stock.

The sponsor purchased 4,340,000 warrants at a price of $0.50 per warrant (approximately $2.2 million in the aggregate) immediately prior to the consummation of our initial public offering. The sponsor’s warrants were purchased separately and not in combination with ordinary shares or in the form of units. Our determination of the purchase price of the sponsor’s warrants was based on the terms of such warrants, including restrictions on transferability, and an analysis of recent market values of warrants of similarly structured blank check companies. The purchase price of the sponsor’s warrants was added to the proceeds from our initial public offering to be held in a trust account pending the completion of the business combination. If the Company does not complete a business combination that meets the criteria described before and is forced to liquidate, then the approximately $2.2 million purchase price of the sponsor’s warrants will become part of the distribution to the public shareholders and the sponsor’s warrants will expire worthless. The sponsor’s warrants are identical to the warrants underlying the units sold in our initial public offering, except that the sponsor’s warrants (i) are non-redeemable, so long as they are held by any of the sponsor or its permitted transferees (ii) are exercisable on a cashless basis at the election of the holder, so long as they are held by any of the sponsor or its permitted transferees, rather than at our sole discretion and (iii) are not transferable or saleable by our sponsor (except to permitted transferees) until six months after the consummation of the initial business combination. In addition, our sponsor and its beneficial owners will agree not to transfer its ownership interests in our sponsor or to take any steps to cause our sponsor to issue new ownership interests to anyone other than a permitted transferee. The sponsor’s warrants are not exercisable and will be held in escrow while they are subject to such transfer restrictions. In addition, the holders of the sponsor’s warrants and the underlying ordinary shares are entitled to certain registration rights described herein. We will bear the expenses incurred in connection with the filing of any such registration statements, other than underwriting commissions which will be paid for by the holders themselves. Upon consummation of our initial public offering, our sponsor placed their sponsor’s ordinary shares and sponsor’s warrants into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE.

We issued 1,437,500 sponsor’s ordinary shares to Cazador Sub Holdings Ltd. for an aggregate of $25,000 in cash, at a purchase price of approximately $0.01739 per share on June 16, 2010. On October 5, 2010, the Company repurchased 287,500 of sponsor’s ordinary shares for an aggregate purchase price of $1.00. As a result of the repurchase, the sponsor currently owns 1,150,000 ordinary shares.

On June 16, 2010, our sponsor agreed to purchase an aggregate of 4,340,000 warrants at a price of $0.50 per warrant ($2.2 million in the aggregate) in a private placement that took place immediately prior to the consummation of our initial public offering. Total proceeds from this private placement were added to the proceeds of our initial public offering. If we do not complete an initial business combination prior to October 14, 2012 (24 months from the closing of our initial public offering since the period to complete our business combination has been extended because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012), then the $2.2 million will be part of the liquidating proceeds from our trust account to our public shareholders, and the sponsor’s warrants will expire worthless. The sponsor’s warrants are identical to the warrants underlying the units sold in our initial public offering, except that the sponsor’s warrants (i) are non-redeemable so long as they are held by any of the sponsor or their permitted transferees, (ii) are exercisable on a cashless basis at the election of the holder, so long as they are held by any of the sponsor or their permitted transferees, and (iii) are not transferable or saleable by our sponsor(except to permitted transferees) until 6 months after we complete the initial business combination. The sponsor’s warrants are not exercisable and will be held in escrow while they are subject to such transfer restrictions.

The purchasers of sponsor’s ordinary shares and the sponsor’s warrants in our initial public offering and their permitted transferees are entitled to registration rights pursuant to an agreement signed prior to the effective date of our initial public offering. Our sponsor or, if our sponsor no longer holds sponsor’s ordinary shares or sponsor’s warrants, the majority holders thereof are entitled to an aggregate of four demands that we register their securities. They can elect to exercise these rights with respect to sponsor’s ordinary shares, sponsor’s warrants, and any units purchased in our initial public offering or the aftermarket (including ordinary shares and warrants comprising any of the units and the ordinary shares underlying any of the warrants) after the consummation of our initial business combination, provided that they may not offer or sell any of the related securities under that registration statement until, at the earliest, those securities are released from escrow, under the terms of the escrow agreement, and provided, further, that the estimated market value of the securities to be registered is at least $500.0 thousand in the aggregate. The purchasers of sponsor’s ordinary shares and the sponsor’s warrants registered under our initial public offering and their permitted transferees also have certain “piggy-back” registration rights with respect to registration statements filed pursuant to this agreement. In general, we will bear the expenses incurred in connection with the filing of any such registration statements, other than underwriting commissions which will be paid for by the holders themselves. Commencing on the effective date of our initial public offering, October 14, 2010, through the acquisition of the target business or our compulsory repurchase of our public shares and liquidation of our trust account, we will pay ACM a total of $7.5 thousand per month for accounting, legal and operational support, access to support staff, and information technology infrastructure. In the normal course of business, we will enter into contracts that contain a variety of indemnifications. Our maximum exposure under these arrangements is unknown. We do not anticipate recognizing any loss relating to these arrangements.

We reimburse our officers and directors and their respective affiliates for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $2.0 million on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination. Our audit committee will review and approve all payments made to our sponsor, officers, directors and their respective affiliates, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval. Commencing on the closing date of our initial public offering through the earlier of consummation of our initial business combination or the Company’s voluntary liquidation, we have agreed to pay Arco Capital Management, an affiliate of our officers and directors, a total of $7,500 per month for accounting, legal and operational support, access to support staff, and information technology infrastructure.

Other than reimbursable out-of-pocket expenses payable to our officers and directors and their respective affiliates and the monthly payments for office space, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, are or will be paid to any of our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to the initial business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any member of our management team or their respective affiliates, including loans by members of our management team, are or will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by our audit committee who had access, at our expense, to our attorneys or independent legal counsel. We may obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for professional services rendered by our auditor for the year ended December 31, 2011, and the period from April 20, 2010 (inception) through December 31, 2010, are as follows:

	2011	2010
Audit fees	$40,500	$61,500
Audit related fees	-	24,570
All other fees	8,300	-

Audit fees represent fees for professional services related to the audit of our financial statements for the year ended December 31, 2011 and for the period from April 20, 2010 (inception) to December 31, 2010, and the review of the financial statements included in Form 6K filed for the presentation of the interim financial results at June 30, 2011. Audit-related fees represent fees for professional services related to the filing of our registration statement with the SEC. All other fees comprise the total fees billed in connection with several consultations made with our principal accountants.

The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed by the Company’s independent auditors, including fees and terms thereof (subject to the de minimums exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to the completion of the audit). The Audit Committee may form and delegate authority to subcommittees of the Audit Committee consisting of one or more Audit Committee members when appropriate, including the authority to grant pre−approvals of audit and permitted non−audit services, provided that decisions of such subcommittee to grant pre−approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXIBITS, FINANCIAL STATEMENTS SHEDULES.

(a).  The following documents are filed as part of this Annual Report on Form 10-K.

(1)	Financial Statements

(2)	Financial Statement Schedules: No schedules are presented because the information is not applicable or is included in the Financial Statements described in (a).1 above or in the notes thereto.

(3)	Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate. *
4.2	Specimen Ordinary Share Certificate. *
4.3	Warrant Certificate. *
4.4	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others. **

4.5	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company. **
10.1	Letter Agreement among Cazador Acquisition Corporation Ltd., Arco Capital Management LLC, and Cazador Sub Holdings Ltd. **
10.2	Letter Agreement among Cazador Acquisition Corporation Ltd. and Each of the Directors and Executive Officers of Cazador Acquisition Corporation Ltd. **
10.3	Form of Service Agreement.*
10.7	Form of Subscription Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. *
10.5	Warrant Subscription Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. **
10.6	Investment Management Trust Agreement between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company. **
10.7	Indemnification Agreement. *
10.8	Form of Security Escrow Agreement by and among Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd., and Continental Stock Transfer & Trust Company. **
10.9	Repurchase Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. **
10.10	Memorandum of Understanding by and between Cazador Acquisition Corporation Ltd. and Cazador Sub-Holdings Ltd.
31.1	Certification of the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002
*	Incorporated by reference to the Registrant's Form F-1 (Commission File No. 333- 169231) filed on September 3, 2010.
**	Incorporated by reference to the Registrant's Form F-1/A (Commission File No. 333- 169231) filed on October 6, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAZADOR ACQUISITION CORPORATION LTD.
(Registrant)

By:	/s/ Francesco Piovanetti
Name: Francesco Piovanetti
Title: Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Francesco Piovanetti	Chairman of the Board, Chief Executive	March 29, 2012
Officer, Chief Financial Officer and President
Francesco Piovanetti

/s/ Facundo Bacardí	Director	March 29, 2012
Facundo Bacardí

/s/ David P. Kelley	Director	March 29, 2012
David P. Kelley

/s/ Shai Novik	Director	March 29, 2012
Shai Novik

/s/ Carlos Valle	Director	March 29, 2012
Carlos Valle

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Cazador Acquisition Corporation Ltd.:

We have audited the accompanying balance sheets of Cazador Acquisition Corporation Ltd. – a development stage company (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in shareholders’ equity, and cash flows for the year ended December 31, 2011 and the period from April 20, 2010 (inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination within 24 months from the completion of the Offering, since the period to complete its business combination has been extended because the Company has entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cazador Acquisition Corporation Ltd. – a development stage company (the “Company”) at December 31, 2011 and 2010, and the results of its operations and its cash flows for the year ended December 31, 2011 and the period from April 20, 2010 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Juan, Puerto Rico

March 29, 2012

Stemp No. 2562499 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Balance Sheets

(In United States Dollars)

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash	$101,667	$207,805
Restricted cash held in trust	46,165,000	46,179,083
Prepaid expenses	17,890	92,961
Total assets	$46,284,557	$46,479,849

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$331,016	$49,972
Due to related party	220,345	19,192
Total liabilities	551,361	69,164

Ordinary shares, subject to possible repurchase, 2,295,400 shares stated at repurchase price of $10.036	23,036,634	$23,036,634

Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized,	-	-
no shares issued and outstanding
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized,	345	345
5,750, 000 shares issued and outstanding
Additional paid-in capital	23,532,626	23,532,626
Deficit accumulated during the development stage	(836,409)	(158,920)
Total shareholders’ equity	22,696,562	23,374,051
Total liabilities and shareholders’ equity	$46,284,557	$46,479,849

See notes to financial statements.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Statements of Operations

(In United States Dollars)

	Year Ended December 31, 2011	For the period from April 20, 2010 (inception) to December 31, 2010	Accumulated for the period from April 20, 2010 (inception) to December 31, 2011
Operating expenses
Formation and operating costs	$715,827	$173,003	$888,830
Loss from operations	(715,827)	(173,003)	(888,830)
Interest income	38,338	14,083	52,421
Net loss	$(677,489)	$(158,920)	$(836,409)
Weighted average shares outstanding	5,750,000	2,760,449	4,517,593
Basic and diluted net loss per share	$(0.12)	$(0.06)	$(0.19)

See notes to financial statements.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Statement of Changes in Shareholders’ Equity

(In United States Dollars)

	For the period from April 20, 2010 (inception) to December 31, 2011
	Ordinary Shares		Additional paid-in capital	Deficit accumulated during the development statege	Stockholders' Equity
	Shares	Amount
Ordinary shares issued at $0.01739 per share	1,437,500	$144	$24,856	$-	$25,000
Ordinary shares repurchased from the sponsor	(287,500)	(29)	28		(1)
Sale of 4,600,000 ordinary shares and underwriters option, net of underwriters’ commissions and offering expenses (includes 2,295,400 shares subject to possible repurchase)	4,600,000	460	44,374,146	-	44,374,606
Proceeds subject to possible repurchase of 2,295,400 shares	-	(230)	(23,036,404)	-	(23,036,634)
Proceeds from issuance of private placement warrants	-	-	2,170,000	-	2,170,000
Net loss applicable to common shareholders	-	-	-	(158,920)	(158,920)
Balance at December 31, 2010	5,750,000	345	23,532,626	(158,920)	23,374,051

Net loss applicable to common shareholders	-	-	-	(677,489)	(677,489)
Balance at December 31, 2011	5,750,000	$345	$23,532,626	$(836,409)	$22,696,562

See notes to financial statements.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Statements of Cash Flows

(In United States Dollars)

	Year Ended December 31, 2011	For the period from April 20, 2010 (inception) to December 31, 2010	Accumulated for the period from April 20, 2010 (inception) to December 31, 2011
Cash Flows from Operating Activities
Net loss	$(677,489)	$(158,920)	$(836,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	75,071	(92,961)	(17,890)
Increase in accounts payable	281,044	49,972	331,016
Increase in due to related parties	201,153	19,192	220,345
Net cash used in operating activities	(120,221)	(182,717)	(302,938)
Cash Flows from Investing Activities
Cash withdrawn from (placed in) trust	14,083	(46,179,083)	(46,165,000)
Net cash provided by (used in) investing activities	14,083	(46,179,083)	(46,165,000)
Cash Flows from Financing Activities
Proceeds from sale of sponsor’s ordinary shares	-	25,000	25,000
Proceeds from sale of warrants in private placement	-	2,170,000	2,170,000
Proceeds from initial public offering	-	46,000,000	46,000,000
Payment of underwriters discount and offering costs	-	(1,625,494)	(1,625,494)
Repurchase of sponsor’s ordinary shares	-	(1)	(1)
Proceeds from sale of underwriters option	-	100	100
Net cash provided by financing activities	-	46,569,605	46,569,605
Net (decrease) increase in cash	(106,138)	207,805	101,667
Cash at beginning of period	207,805	-	-
Cash at end of period	$101,667	$207,805	$101,667

Supplemental Cash Flow Disclosures
Offering costs paid for by a related party on behalf of the Company	$-	$133,303	$133,303
Formation costs paid for by a related party on behalf of the Company	111,090	38,759	149,849

See notes to financial statements.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Financial Statements

(In United States Dollars)

1. Organization and plan of business operations

Cazador Acquisition Corporation Ltd. (the “Company”) is a recently organized blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination (the “Business Combination”). The Company is partially owned by Cazador Sub Holdings Ltd. (the “Sponsor”), a company incorporated as a Cayman Islands exempted company, whose ultimate owner is Arco International Group LLC, a Puerto Rico limited liability company.

The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

At December 31, 2011, the Company had not commenced any operations. All activity from April 20, 2010 (inception) through December 31, 2011 relates to the Company’s formation, the initial public offering (“Offering”) described below and the active solicitation, investigation and analysis of an acquisition target for an initial business combination.

The registration statement for the initial public offering was declared effective October 7, 2010. The Company consummated the Offering on October 14, 2010 and received net proceeds of $40.0 million, before deducting underwriting compensation of $900,000 and $100 for the purchase of 200,000 warrants by the underwriter.

On the same date, the Company consummated the closing of an additional 600,000 units pursuant to the exercise of the underwriters' over-allotment option as part of the Offering and received net proceeds of $6.0 million before deducting underwriting compensation of $135,000.

Total gross proceeds to the Company from the 4,600,000 units sold in the Offering (including the 600,000 units sold pursuant to the over-allotment option) were $46.0 million and approximately $2.2 million from the private placement sale of sponsor warrants described below.

The Sponsor purchased 4,340,000 warrants at a price of $0.50 per warrant (approximately $2.2 million in the aggregate) (the “Sponsor Warrants”) immediately prior to the consummation of the Offering. The Sponsor’s Warrants were purchased separately and not in combination with ordinary shares or in the form of units.

The Sponsor’s Warrants are identical to the warrants included in the units sold in the Offering, except that the Sponsor’s Warrants (i) are non-redeemable, so long as they are held by any of the Sponsor or its permitted transferees, (ii) are exercisable on a cashless basis at the election of the holder, so long as they are held by the Sponsor or its permitted transferees, and (iii) are not transferable or saleable by the Sponsor or any of the Sponsor’s beneficial owners, (except to permitted transferees) until six months after the consummation of the Business Combination. In addition, each of the shareholders of the Sponsor will agree not to transfer their respective ownership interests or take any steps to cause the Sponsor to issue new ownership interests in such entities to anyone other than a permitted transferee. The Sponsor’s Warrants are not exercisable and will be held in the escrow account while they are subject to such transfer restrictions.

In addition, commencing after the consummation of the Company’s Business Combination, the holders of the Sponsor’s Warrants and the underlying ordinary shares and their permitted transferees are entitled to registration rights under an agreement signed on the date of the prospectus.

Cazador Acquisition Corporation Ltd. (A Development Stage Company) Notes to the Financial Statements (In United States Dollars)

1. Organization and plan of business operations (continued)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward the consummation of the Business Combination. Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. The Company’s management has complete discretion in identifying and electing the target business. The Company anticipates that the initial business combination must occur with one or more target businesses that collectively have a fair market value of at least 80% of the initial amount held in the trust account plus any amounts previously distributed to shareholders who have exercised their shareholder redemption rights. If the Company acquires less than 100% of one or more target businesses, the aggregate fair market value of the portion or portions the Company acquires must equal at least 80% of the amount held in the trust account. In no event, however, will the Company acquire less than a controlling interest of a target business (that is, more than 50% of the voting equity interests of the target business), although after the consummation of the Business Combination public shareholders may own less than a majority of the voting securities of the combined businesses.

The Company’s efforts in identifying prospective target businesses are not limited to a particular industry. Instead, the Company focuses on various industries and target businesses in emerging markets in Central and Eastern Europe, Latin America and Asia that provide numerous opportunities for growth. However, the Company may pursue opportunities in other geographical areas.

The purchase price of the Sponsor’s Warrants was added to the proceeds from the initial Offering that are held in a trust account (“Trust Account”) pending the completion of the Business Combination. If the Company does not complete a Business Combination that meets the criteria described before and is forced to liquidate, then the approximately $2.2 million purchase price of the Sponsor’s Warrants will become part of the distribution to the public shareholders and the Sponsor’s Warrants will expire worthless. Management agreed that at least $10.00 per unit sold in the initial public offering (or $46.0 million) would be held in the Trust Account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in a money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.

The Company seeks to have all third parties (other than the Company’s independent accountants, but including vendors, which means entities that provide goods and services to the Company) or other entities the Company engages after the Offering, prospective target businesses and providers of financing, if any, enter into agreements with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. There is no guarantee that vendors, prospective target businesses or other entities will execute such waivers or, even if they execute such waivers, that they would be prevented from bringing claims against the Trust Account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver. Further, the Company could be subject to claims from parties not in contract with it who have not executed a waiver, such as a third party claiming tortuous interference as a result of the Company’s efforts to consummate the Business Combination.

Cazador Acquisition Corporation Ltd. (A Development Stage Company) Notes to the Financial Statements (In United States Dollars)

1. Organization and plan of business operations (continued)

The Sponsor and Arco Capital Management LLC (“ACM”), an affiliated company, have agreed that they will be liable jointly and severally, by means of direct payment to the Trust Account, to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company whom have not executed the waiver. However, the agreement entered into by the Sponsor specifically provides for two exceptions to this indemnity: there will be no liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver or (2) as to any claims under the indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act. Based upon representations from the Company’s Sponsor that it has sufficient funds available to satisfy this indemnification obligation to the Company, management believes that the Sponsor will be able to satisfy any indemnifications obligations that may arise given the limited nature of the obligations. However, in the event that the Sponsor has liability to the Company under these indemnifications arrangements, the Company cannot assure that it will have the assets necessary to satisfy those obligations.

The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, any interest earned on the Trust Account may be released to the Company to fund working capital and to pay the Company’s tax obligations, if any.

The Company, after signing a definite agreement for the acquisition of a target business, is required to submit such transaction for shareholders approval, even if the business combination would not ordinarily require shareholders approval under applicable law. In connection with the shareholders vote required to approve any Business Combination, the Sponsor has agreed to vote the Sponsor’s ordinary shares (as defined in Note 4) in accordance with the majority of the ordinary shares voted by the public shareholders. “Public Shareholders” are defined as the holders of ordinary shares sold as part of the units, as defined, in the proposed offering or in the aftermarket. The Company will proceed with a Business Combination only if (i) the Business Combination is approved by a majority of votes cast by the Company’s Public Shareholders present in person or by proxy at a duly held shareholders meeting, and (ii) Public Shareholders owning less than 49.9% of the Company’s ordinary shares sold in the Offering both vote against the Business Combination and exercise their shareholder redemption rights.

In the event that shareholders owning 49.9% or more of the ordinary shares sold in the Offering both vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

If the Business Combination is approved and completed, each Public Shareholder voting against such Business Combination that has duly exercised the shareholder redemption rights will be entitled to redeem its ordinary shares for a pro rata share of the aggregate amount then on deposit in the Trust Account subject to the restriction on a Public Shareholder together with any affiliate of his or any other person with whom he is acting in concert or as a partnership, syndicate or other group for the purpose of acquiring, holding, or disposing of the securities, seeking to exercise shareholder redemption rights with respect to more than 10% of the ordinary shares sold in the Offering on a cumulative basis. Public Shareholders who redeem their ordinary shares into their pro rata share of the Trust Account will continue to have the right to exercise any warrants they may hold.

Pursuant to the amended and restated memorandum and articles of association, the Company has 24 months from the completion of the Offering to consummate the initial business combination, since the period to complete our business combination has been extended because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012.

Cazador Acquisition Corporation Ltd. (A Development Stage Company) Notes to the Financial Statements (In United States Dollars)

1. Organization and plan of business operations (continued)

In the event that the Company fails to consummate a business combination within 24 months of the date of the Offering, since the period to complete our business combination has been extended because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012, the Company will compulsorily repurchase within five business days all of the shares held by the Public Shareholders pursuant to the procedures in the Company’s Second Amended and Restated Memorandum and Articles of Association.

Following completion of the repurchase of the public shares, the Company will continue in existence. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the units offered).

2. Summary of significant accounting policies

Basis of presentation

The financial statements are presented in United States (“U.S.”) dollars, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company selected December 31 as its fiscal year end.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Development Stage Company

At December 31, 2011, the Company had not commenced any operations nor generated revenue to date. All activity through December 30, 2011 relates to the Company’s formation, the initial public offering and the active solicitation, investigation and analysis of an acquisition target for an initial business combination. The Company will not generate any operating revenues until the completion of the Business Combination, at the earliest. The Company generated and will continue to generate non-operating income in the form of interest income on the designated Trust Account after the Offering.

Deferred offering costs

Deferred offering costs consist principally of legal and registration fees incurred in connection with the initial public offering and were charged to shareholders’ equity upon the receipt of the capital raised. As discussed in Note 3, the initial public offering occurred during 2010 and therefore, all related expenses were recognized during such year. As a result, no additional deferred offering costs were incurred during the year ended December 31, 2011. The total amount included as a reduction to additional paid-in capital as of December 31, 2011 and December 31, 2010 totaled approximately $1.6 million.

Restricted Cash

Restricted cash includes temporary investments in U.S. Government securities, which have original maturities of three months or less and insignificant interest rate risk.

Cazador Acquisition Corporation Ltd. (A Development Stage Company) Notes to the Financial Statements (In United States Dollars)

2. Summary of significant accounting policies (continued)

Income taxes

There is, at present, no direct taxation in the Cayman Islands and interest, dividends, and gains payable to the Company are received free of all Cayman Islands taxes. The Company is registered as an “exempted company” pursuant to the Cayman Islands Companies Law (as amended). The Company has received an undertaking from the Governor in Cabinet of the Cayman Islands to the effect that, for a period of 20 years from such date, no law that thereafter is enacted in the Cayman Islands imposing any tax or duty to be levied on profits, income or on gains or appreciation, or any tax in the nature of estate duty or inheritance tax, will apply to any property composed in or any income arising under the Company, or to the shareholders thereof, in respect of any such property or income. As the Company proceeds with making investments in various jurisdictions, tax considerations outside the Cayman Islands may arise. Although the Company intends to pursue tax-efficient investments, it may be subject to income tax, withholding tax, capital gains tax, and other taxes imposed by tax authorities in other jurisdictions. For U.S. tax purposes, the Company expects to be treated as a passive foreign investment company by its U.S. shareholders. The Company does not expect to be subject to direct taxation based on net income in the U.S. as long as it maintains its non-U.S. trade or business status. The Company does not expect to invest in any U.S. obligation that will be subject to U.S. withholding taxes.

As of December 31, 2011, the Company has not commenced operations other than activities in furtherance of effecting a Business Combination, and thus has no uncertain tax positions.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments, approximates the carrying amounts represented in the balance sheet.

Cazador Acquisition Corporation Ltd. (A Development Stage Company) Notes to the Financial Statements (In United States Dollars)

2. Summary of significant accounting policies (continued)

Loss per share

Basic loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per share is computed by dividing net loss by the weighted-average number of ordinary shares and dilutive ordinary share equivalents then outstanding.

The 1,437,500 ordinary shares issued to the Sponsor were issued at a purchase price of $0.01739 per share, which is considerably less than the proposed offering per share price. Such shares have been assumed to be retroactively outstanding for the period since inception. On October 5, 2010, the Company repurchased 287,500 shares from the Sponsor at an aggregate purchase price of $1.00. Given that potentially dilutive securities have an anti-dilutive effect, those securities were excluded from the computation of fully diluted loss per share for the year ended December 31, 2011, and the period from April 20, 2010 (inception) through December 31, 2010. Potentially dilutive securities include:

	For the Year ended December 31, 2011	For the period from April 20, 2010 (inception) to December 301 2010	For the period from April 20, 2010 (inception) to December 31, 2011
Warrants	8,940,000	8,940,000	8,940,000
Underwriter's options	400,000	400,000	400,000
Total potentially dilutive securities	9,340,000	9,340,000	9,340,000

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments in U.S. Treasury bills. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such investments. However, the balances in United States financial institution may exceed Federal Deposit Insurance Corporation insured limits. All of the Company's non-interest bearing cash balances were fully insured at December 31, 2011 and December 31, 2010 due to a temporary Federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.

Geographical risk

The Company’s operations, if a Business Combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Cazador Acquisition Corporation Ltd. (A Development Stage Company) Notes to the Financial Statements (In United States Dollars)

2. Summary of significant accounting policies (continued)

Ordinary shares subject to possible repurchase

Securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity.

As discussed in Note 1, the Company will proceed with a Business Combination only if (i) the Business Combination is approved by a majority of votes cast by the Company’s Public Shareholders present in person or by proxy at a duly held shareholders meeting, and (ii) Public Shareholders owning less than 49.9% of the Company’s ordinary shares sold in the Offering (2,295,400 ordinary shares) both vote against the Business Combination and exercise their shareholder redemption rights. As further described in Note 1, if the Company fails to consummate a Business Combination within 24 months of the date of the Offering (since the period to complete our business combination has been extended because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012) , the Company will compulsorily repurchase within five business days all of the shares held by the Public Shareholders pursuant to the procedures in the Company’s amended and restated memorandum and articles of association. Accordingly, 2,295,400 ordinary shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable ordinary shares to equal its redemption value at the end of each reporting period.

Recently issued accounting pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

3. Initial public offering

On October 14, 2010, the Company sold 4,600,000 units (including the 600,000 units sold pursuant to the over-allotment option) at a price of $10.00 per unit (“Unit”). Each Unit consists of one ordinary share, $0.0001 par value, and one warrant (“Warrant”). Each warrant entitles the holder to purchase from the Company one ordinary share at an exercise price of $7.50 per share commencing on the later of: (i) the completion of the Business Combination, or (ii) 12 months from the effective date of Offering, provided that at that time the Company has an effective registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to the offer and sale of those ordinary shares is available. The warrants will expire five years from the date of the Business Combination, or earlier upon redemption.

The warrants included in the units sold in the Offering will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days notice after the warrants become exercisable, only in the event that the last sale price of the ordinary shares on the Nasdaq Capital Market, equals or exceeds $15.00 per share for any 20 trading days within a 30 trading day period ending three business days before the Company sends the notice of redemption.

Cazador Acquisition Corporation Ltd. (A Development Stage Company) Notes to the Financial Statements (In United States Dollars)

3. Initial public offering (continued)

The Company will not redeem the warrants held by Public Shareholders unless a registration statement under the Securities Act of 1933, as amended, or the Securities Act, relating to the ordinary shares issuable upon exercise of the warrants included in the units offered is effective and expected to remain effective to and including the redemption date, and a prospectus relating to the ordinary shares issuable upon exercise of the warrants is available throughout the 30-day redemption period. The Company does not need the consent of the underwriters or the shareholders to redeem the outstanding public warrants.

If the Company calls the warrants held by Public Shareholders for redemption, it will have the option to require all holders that wish to exercise public warrants to do so on a “cashless basis,” although the public warrant holders are not eligible to do so at their own option. In such event, each holder would pay the exercise price by surrendering the warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the difference between the “fair market value” and the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. This would have the effect of reducing the number of shares received by holders of the warrants.

During 2010, the Company paid the underwriters in the Offering an underwriting discount of 2.25% of the gross proceeds of the Offering (after exercising the over-allotment option), which totaled approximately $1.1 million and is included as a reduction in additional paid-in capital.

4. Sponsor’s ordinary shares

The Sponsor purchased 1,437,500 ordinary shares for an aggregate amount of $25,000 or $0.01739 per unit. On October 5, 2010, the Company repurchased 287,500 of the Sponsor’s ordinary shares for an aggregate purchase price of $1.00. None of the ordinary shares purchased by the Sponsor are subject to compulsory repurchase by the Company at December 31, 2011 and December 31, 2010.

The Sponsor’s ordinary shares are identical to those shares sold in the Offering, except that: (i) the Sponsor’s ordinary shares will be placed in an escrow account and are subject to certain restrictions; (ii) subject to certain limited exceptions, the shares will not be transferable during the first 12 months following the consummation of the Business Combination; (iii) the Sponsor will not be able to exercise shareholder redemption rights with respect to the Sponsor’s ordinary shares; and (iv) the Sponsor has agreed to waive their rights to participate in any liquidation distribution with respect to the Sponsor’s ordinary shares if the Company fails to consummate the Business Combination.

The Sponsor will agree, and all of their permitted transferees will agree that all of the Sponsor’s ordinary shares will be placed in an escrow account, other than with respect to transfer to permitted transferees until (i) with respect to 50% of such shares, when the closing price of the ordinary shares exceeds $11.50 for any 20 trading days within a 30-trading day period following the consummation of the Business Combination, and (ii) with respect to 50% of such shares, when the closing price of the ordinary shares exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of the Business Combination, provided, however, that in any event all of the foregoing shares shall be released from escrow upon the first anniversary of the effective date of the Business Combination, and in any case, if, following such Business Combination, the Company engages in a subsequent transaction resulting in its shareholders having the right to exchange their shares for cash or other securities. The Sponsor’s warrants will be transferable six months after the consummation of the Business Combination.

Cazador Acquisition Corporation Ltd. (A Development Stage Company) Notes to the Financial Statements (In United States Dollars)

4. Sponsor’s ordinary shares (continued)

During the escrow period, the Sponsor will not be able to sell or transfer the Sponsor’s ordinary shares except to a permitted transferee. In addition, the interest holders in the entities that hold Sponsor’s ordinary shares as Sponsor will agree not to transfer their ownership interests in such entities to anyone other than a permitted transferee. A “permitted transferee” is a person or entity who receives such securities pursuant to a transfer (i) to one or more of the Company’s officers, directors or Sponsor and directors and officers of the Sponsor, (ii) to an affiliate, or to an affiliate under common control with the transferor, (iii) to an entity’s beneficiaries upon its liquidation or distribution, (iv) to relatives and trusts for estate planning purposes, (v) by virtue of the laws of descent and distribution upon death, (vi) by private sales with respect to up to 33% of the Sponsor’s ordinary shares made at or prior to the consummation of a Business Combination at prices no greater than the recalculated price at which the units were purchased ($0.01739 per unit), or (vii) pursuant to a qualified domestic relations order, and in each case enters into a written agreement agreeing (i) to be bound by the transfer restrictions described above, (ii) to vote in accordance with the majority of the ordinary shares voted by the Public Shareholders to the extent described below, and (iii) to waive any rights to participate in any liquidation distribution if the Company fails to consummate a Business Combination and, in the case of the Sponsor’s ordinary shares subject to forfeiture, agreeing to forfeit such Sponsor’s ordinary shares to the extent that the underwriters’ overallotment option is not exercised. The underwriters’ overallotment option was exercised.

The Sponsor will retain all other rights as a shareholder with respect to the Sponsor’s ordinary shares, including, without limitation, the right to vote their ordinary shares and the right to receive dividends, if declared (including any transferees). If dividends are declared and payable in units or to extend the period of their underlying securities, such dividends will also be placed in escrow. If the Company is unable to effect a Business Combination and liquidate, the Sponsor (or any transferees) will not receive any portion of the liquidation proceeds with respect to the Sponsor’s ordinary shares.

As previously described in Note 1, the Sponsor has agreed to vote their Sponsor’s ordinary shares in the same manner as the majority of the ordinary shares voted by the Public Shareholders in connection with any vote required to approve the Business Combination. As a result, the Sponsor has waived the right to exercise shareholder redemption rights for those shares in the event that the Business Combination is approved by a majority of the Public Shareholders.

In addition, the Sponsor or its permitted transferees are entitled to registration rights with respect to the Sponsor’s ordinary shares and underlying securities.

Cazador Acquisition Corporation Ltd. (A Development Stage Company) Notes to the Financial Statements (In United States Dollars)

5. Purchase option

The Company issued to the underwriter, for $100, an option to purchase up to a total of 200,000 units (the “Purchase Option”). The units issuable upon exercise of this Purchase Option are identical to those offered in the Offering. This Purchase Option is exercisable at $12.50 per unit, and may be exercised on a cashless basis, in whole or in part, during the four year period from the date of the Offering commencing on the later of the commencement of a Business Combination or the one year anniversary of the date of the Offering. The Purchase Option and the 200,000 units, the 200,000 ordinary shares and the 200,000 warrants underlying such units, and the 200,000 ordinary shares underlying such warrants, have been deemed compensation by the Financial Industry Regulatory Authority (“FINRA”) and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of the FINRA Conduct Rules. Additionally, the Purchase Option may not be sold, transferred, assigned, pledged or hypothecated for 180 days following the date of the Offering except to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. Although the Purchase Option and its underlying securities were registered under the Offering, the Purchase Option grants to holders demand and “piggy back” rights for a period of five and seven years, respectively, from the date of the initial public offering with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Purchase Option. The Company assumed all fees and expenses attendant to registering the securities, other than underwriting commissions which were be paid by the holders themselves. The Company will have no obligation to net cash settle the exercise of the Purchase Option or the warrants underlying the Purchase Option. The holder of the Purchase Option will not be entitled to exercise the Purchase Option or the warrants underlying the Purchase Option unless a registration statement covering the securities underlying the Purchase Option is effective or an exemption from registration is available. If the holder is unable to exercise the Purchase Option or underlying warrants, the Purchase Option or warrants, as applicable, will expire worthless.

The Company accounted for the fair value of the unit Purchase Option, net of the receipt of the $100 cash payment, as an expense of our initial public offering resulting in a direct charge to additional paid in capital. The Company estimates the fair value of this unit Purchase Option using a Black-Scholes option pricing model. The Company estimated that the Purchase Options had no value at December 31, 2011 and December 31, 2010.

The fair value of the unit Purchase Options granted to the underwriters was estimated as of December 31, 2011 and December 31, 2010 using the following assumptions: (1) expected volatility of 3.64% and 2.51%, (2) risk-free interest rate of 1.52% and 2.01%, and (3) expected life of 3.79 years and 4.79 years respectively. The unit Purchase Option may be exercised for cash or on a “cashless” basis, at the holder’s option (except in the case of a forced cashless exercise upon the Company’s redemption of the warrants, as described above), such that the holder may use the appreciated value of the unit Purchase Option (the difference between the exercise prices of the unit Purchase Option and the underlying warrants and the market price of the units and the underlying ordinary shares) to exercise the unit Purchase Option without the payment of cash.

6. Commitments

Commencing on the closing date of the Offering through the earlier of consummation of the Business Combination or the Company’s voluntary liquidation, the Company will pay ACM a total of $7,500 per month for accounting, legal and operational support, access to support staff, and information technology infrastructure. In the normal course of business, the Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. The Company does not anticipate recognizing any loss relating to these arrangements.

Cazador Acquisition Corporation Ltd. (A Development Stage Company) Notes to the Financial Statements (In United States Dollars)

7. Related-party transactions

As of December 31, 2011 and December 31, 2010, due to related party amounted to $220,345and $19,192, respectively. The outstanding balances as of December 31, 2011 and December 31, 2010 are comprised of advances made of certain offering, formation and operating costs.

The Sponsor agreed to lend the Company an aggregate amount of up to $200,000 for payment of offering expenses. The loan matured on December 31, 2010. No advances were made under this loan agreement.

See Note 1 for the Sponsor’s purchase of 4,340,000 Sponsor’s Warrants.

See Notes 1 and 4 for the Sponsor’s registration rights with respect to the Sponsor’s ordinary shares and the Sponsor’s Warrants, respectively.

The Sponsor, officers and directors, will participate in any liquidation distributions with respect to any ordinary shares purchased by them in the Offering or in the market following consummation of the Offering.

See Note 6 for agreement with ACM for office space, and other professional services. The Company has incurred $90,000, $18,750 and $108,750 in connection with such agreement for the year ended December 31, 2011, the period from April 20, 2010 (inception) through December 31, 2010, and since April 20, 2010 (date of inception) through December 31, 2011, respectively. These fees were outstanding as of December 31, 2011 and December 31, 2010, and therefore, are included within the due to related party line item of the balance sheet as of each of those respective dates.

8. Subsequent Events

Management has evaluated the effects of subsequent events that have occurred subsequent to December 31, 2011. There are no material events that would require recognition in the financial statements for the year ended December 31, 2011. Events occurring subsequent to December 31, 2011 not disclosed elsewhere in these financial statements are included in the section below.

Non-interest bearing loan from Sponsor

The Sponsor has committed to advance to the Company, by way of a non-interest bearing loan, an amount of up to $400,000 to be used to cover Cazador’s ongoing cost and expenses relating to its operations and in connection with a potential initial business combination until the earlier of (i) consummation of an initial business combination or (ii) liquidation of the Company. This commitment was memorialized in a memorandum of understanding dated as of March 23, 2012 between the Company and the Sponsor. The company may seek additional funding from the Sponsors or any other sources in the future, to the extent required, for the consummation of an initial business combination.”

