Form 10-K/A
period 2011-12-31
Cazador Acquisition Corp Ltd.
filed 2012-04-12
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No.1 to the Annual Report on Form 10-K of Cazador Acquisition Corporation (the “Company”), amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Original Filing”), which was filed with the Securities and Exchange Commission (“SEC”) on March 29, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101.

No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate. *
4.2	Specimen Ordinary Share Certificate. *
4.3	Warrant Certificate. *
4.4	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others. **
4.5	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company. **
10.1	Letter Agreement among Cazador Acquisition Corporation Ltd., Arco Capital Management LLC, and Cazador Sub Holdings Ltd. **
10.2	Letter Agreement among Cazador Acquisition Corporation Ltd. and Each of the Directors and Executive Officers of Cazador Acquisition Corporation Ltd. **
10.3	Form of Service Agreement.*
10.4	Form of Subscription Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. *
10.5	Warrant Subscription Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. **
10.6	Investment Management Trust Agreement between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company. **
10.7	Indemnification Agreement. *
10.8	Form of Security Escrow Agreement by and among Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd., and Continental Stock Transfer & Trust Company. **
10.9	Repurchase Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. **
10.10	Memorandum of Understanding by and between Cazador Acquisition Corporation Ltd. and Cazador Sub-Holdings Ltd.***
31.1	Certification of the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ***
32.1	Certification of the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002. ***
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference to the Registrant's Form F-1 (Commission File No. 333- 169231) filed on September 3, 2010.
**	Incorporated by reference to the Registrant's Form F-1/A (Commission File No. 333- 169231) filed on October 6, 2010.
***	Previously furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2012

CAZADOR ACQUISITION CORPORATION LTD.
(Registrant)

By:	/s/ Francesco Piovanetti
Name: Francesco Piovanetti Title: Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer