Form 10-Q
period 2012-03-31
Cazador Acquisition Corp Ltd.
filed 2012-05-15
CIK 1499961

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34887

CAZADOR ACQUISITION CORPORATION LTD.

Cayman Islands	98-0668024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

As of May 13, 2012, there were 5,750,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). These forward-looking statements include information about our possible or assumed future results of operations or our performance. Words such as “expects,” “intends,” “plans,” “believes,” “anticipates,” “estimates,” and variations of such words and similar expressions are intended to identify the forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove to be correct. These statements involve known and unknown risks and are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. Actual results may differ materially from those expressed or implied by such forward-looking statements.

We undertake no obligation to publicly update or revise any forward-looking statements contained in this quarterly report, or the documents to which we refer you in this quarterly report, to reflect any change in our expectations with respect to such statements or any change in events, conditions or circumstances on which any statement is based.

This report should be read in conjunction with our unaudited financial statements and the accompanying notes thereto, which are included in Item 1 to this quarterly report.

ITEM 1. FINANCIAL STATEMENTS

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Balance Sheets

(In United States Dollars)

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Current assets
Cash	$10,298	$101,667
Restricted cash held in trust	46,165,000	46,165,000
Prepaid expenses	-	17,890
Total assets	$46,175,298	$46,284,557

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	304,439	331,016
Note due to related party	6,527	-
Due to related party	321,339	220,345
Total liabilities	$632,305	$551,361

Ordinary shares, subject to possible repurchase, 2,295,400 shares stated
at repurchase price of $10.036	23,036,634	23,036,634

Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized,
no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized,	345	345
5,750, 000 shares issued and outstanding
Additional paid-in capital	23,532,626	23,532,626
Deficit accumulated during the development stage	(1,026,612)	(836,409)
Total shareholders’ equity	$22,506,359	$22,696,562
Total liabilities and shareholders’ equity	$46,175,298	$46,284,557

See notes to the unaudited financial statements.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Unaudited Statements of Operations

(In United States Dollars)

	Quarter ended March 31,		Accumulated for the period from April 20,
	2012	2011	2010 (inception) to March 31, 2012
Operating expenses
Formation and operating costs	$196,495	$106,306	$1,085,325
Loss from operations	(196,495)	(106,306)	(1,085,325)
Interest income	6,292	9,584	58,713
Net loss and other comprehensive loss	$(190,203)	$(96,722)	$(1,026,612)
Weighted average shares outstanding	5,750,000	5,750,000	4,675,105
Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.22)

See notes to the unaudited financial statements.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Unaudited Statements of Cash Flows

(In United States Dollars)

	Quarter ended March 31,		Accumulated for the period from April 20,
	2012	2011	2010 (inception) to March 31, 2012
Cash Flows from Operating Activities
Net loss	$(190,203)	$(96,722)	$(1,026,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease in prepaid expenses	17,890	18,511	-
(Decrease) increase in accounts payable	(26,577)	28,367	304,439
Increase in due to related party	100,994	31,536	321,339
Net cash used in operating activities	(97,896)	(18,308)	(400,834)
Cash Flows from Investing Activities
Cash withdrawn from (placed in) trust	-	14,084	(46,165,000)
Net cash provided by (used in) investing activities	-	14,084	(46,165,000)
Cash Flows from Financing Activities
Proceeds from sale of sponsor’s ordinary shares	-	-	25,000
Proceeds from sale of warrants in private placement	-	-	2,170,000
Proceeds from initial public offering	-	-	46,000,000
Payment of underwriters discount and offering costs	-	-	(1,625,494)
Repurchase of sponsor’s ordinary shares	-	-	(1)
Proceeds from sale of underwriters option	-	-	100
Proceeds from note due to related party	6,527	-	6,527
Net cash provided by financing activities	6,527	-	46,576,132
Net (decrease) increase in cash	(91,369)	(4,224)	10,298
Cash at beginning of period	101,667	207,805	-
Cash at end of period	$10,298	203,581	$10,298
Supplemental Cash Flow Disclosures
Offering costs paid for by a related party on behalf of the Company	$-	$-	$133,303
Formation costs paid for by a related party on behalf of the Company	78,494	9,036	228,343

See notes to the unaudited financial statements.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

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

At March 31, 2012, the Company had not commenced any operations. All activity from April 20, 2010 (inception) through March 31, 2012 relates to the Company’s formation, the initial public offering (“Offering”) described below and the active solicitation, investigation and analysis of an acquisition target for an initial business combination.

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

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

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

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

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

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

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

Development stage company

At March 31, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through March 31, 2012 relates to the Company’s formation, the initial public offering and the active solicitation, investigation and analysis of an acquisition target for an initial business combination. The Company will not generate any operating revenues until the completion of the Business Combination, at the earliest. The Company generated and will continue to generate non-operating income in the form of interest income on the designated Trust Account after the Offering.

Deferred offering costs

Deferred offering costs consist principally of legal and registration fees incurred in connection with the initial public offering and were charged to shareholders’ equity upon the receipt of the capital raised. As discussed in Note 3, the initial public offering occurred during 2010 and therefore, all related expenses were recognized during such year. As a result, no additional deferred offering costs were incurred during the quarter ended March 31, 2012. The total amount included as a reduction to additional paid-in capital as of March 31, 2012 and December 31, 2011 totaled approximately $1.6 million.

Restricted cash

Restricted cash includes temporary investments in U.S. Government securities, which have original maturities of three months or less and insignificant interest rate risk.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

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

As of March 31, 2012, the Company has not commenced operations other than activities in furtherance of effecting a Business Combination, and thus has no uncertain tax positions.

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

The 1,437,500 ordinary shares issued to the Sponsor were issued at a purchase price of $0.01739 per share, which is considerably less than the proposed offering per share price. Such shares have been assumed to be retroactively outstanding for the period since inception. On October 5, 2010, the Company repurchased 287,500 shares from the Sponsor at an aggregate purchase price of $1.00. Given that potentially dilutive securities have an anti-dilutive effect, those securities were excluded from the computation of fully diluted loss per share for the quarters ended March 31, 2012 and 2011, and the period from April 20, 2010 (inception) through March 31, 2012. Potentially dilutive securities include:

	For the quarter ended March 31, 2012	For the quarter ended March 31, 2011	For the period from April 20, 2010 (inception) to March 31, 2012
Warrants	8,940,000	8,940,000	8,940,000
Underwriter's options	400,000	400,000	400,000
Total potentially dilutive securities	9,340,000	9,340,000	9,340,000

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

2. Summary of significant accounting policies (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments in U.S. Treasury bills. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such investments. However, the balances in United States financial institution may exceed Federal Deposit Insurance Corporation insured limits. All of the Company's non-interest bearing cash balances were fully insured at March 31, 2012 and December 31, 2011 due to a temporary Federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.

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

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

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

4. Sponsor’s ordinary shares

The Sponsor purchased 1,437,500 ordinary shares for an aggregate amount of $25,000 or $0.01739 per unit. On October 5, 2010, the Company repurchased 287,500 of the Sponsor’s ordinary shares for an aggregate purchase price of $1.00. None of the ordinary shares purchased by the Sponsor are subject to compulsory repurchase by the Company at March 31, 2012 and December 31, 2011.

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

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

4. Sponsor’s ordinary shares (continued)

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

 Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

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

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

7. Related-party transactions

As of March 31, 2012 and December 31, 2011, due to related party amounted to $321,339 and $220,345, respectively. The outstanding balances as of March 31, 2012 and December 31, 2011 are comprised of advances made of certain offering, formation and operating costs.

The Sponsor has committed to advance to the Company, by way of a non-interest bearing loan, an amount of up to $400,000 to be used to cover Cazador’s ongoing cost and expenses relating to its operations and in connection with a potential initial business combination until the earlier of (i) consummation of an initial business combination or (ii) liquidation of the Company. This commitment was memorialized in a memorandum of understanding dated as of March 23, 2012 between the Company and the Sponsor. As of March 31, 2012 the Sponsors has advanced the Company $6,527, which is included within the note due to related party line item of the balance sheet as of such date.

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

See Note 6 for agreement with ACM for office space, and other professional services. The Company has incurred $22,500, $22,500, and $131,250 in connection with such agreement for the quarter ended March 31, 2012, for the quarter ended March 31, 2011, and since April 20, 2010 (date of inception) through March 31, 2012, respectively. These fees were outstanding as of March 31, 2012 and December 31, 2011, and therefore, are included within the due to related party line item of the balance sheet as of each of those respective dates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included in Item 1 of this Quarterly Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

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

During 2011, the Company determined that we no longer qualified as a “foreign private issuer” under applicable SEC rules. As a result, we filed our annual report for our fiscal year ending December 31, 2011 on Form 10-K and have begun to comply with SEC reporting obligations as a domestic issuer. Accordingly, we are filling our quarterly report on Form 10-Q and we expect to incur incremental general and administrative expenses in the upcoming quarters.

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

Pursuant to the amended and restated memorandum and articles of association, we have 24 months from the date of our initial public offering to consummate the initial business combination, since the period to complete our business combination has been extended because we entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012. The consummation of the business combination is subject to, among other things, execution of a definitive agreement and required stockholder approval. There can be no assurance that a business combination will be consummated and the Company retains the ability to enter into a letter of intent or definitive transaction agreement with respect to a business combination with another target.

Going Concern and Management’s Plan and Intentions

We believe that the funds available to us outside the trust account, together with the interest income earned on the trust account, will not be sufficient to maintain the Company until a business combination is consummated. Therefore, on March 23, 2012, Cazador Sub-Holdings Ltd., Cazador’s sponsor, entered into an agreement with Cazador in which the sponsor has committed to advance us, by way of a non-interest bearing loan, an amount of up to $400.0 thousand to cover ongoing costs and expenses relating to Cazador’s operations and in connection with a potential business combination. In addition, Cazador Sub-Holdings Ltd. has committed to advance to us by way of a non-interest bearing loan an amount of up to $400.0 thousand to be used to cover Cazador’s ongoing costs and expenses relating to its operations and in connection with a potential initial business combination. We believe it is likely that our sponsor would be willing to make additional loans to us, to the extent that reasonable additional funds are required to fund our short-term operation and/or in connection with our initial business combination. Based on these factors, we believe that we will have access to sufficient funds to meet our working capital and liquidity needs until the earlier of (i) consummation of an initial business combination or (ii) liquidation of the Company.

Liquidity and Capital Resources

At March 31, 2012, total outstanding cash balance available for our working capital needs amounted to $10.3 thousand, and restricted cash held in trust account amounted to $46.2 million. Since our initial public offering, our only source of revenue has been interest income earned over the net proceeds from the initial public offering, that are currently held in a trust account and invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting the conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) consummation of an initial business combination, or (ii) liquidation of the Company.

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

We believe the funds available to us outside of the trust account, together with (i) the interest income earned on the trust account balance that may be released to us to pay any tax obligations and (ii) interest income of up to $2.0 million on the balance of the trust account to be released to us for working capital requirements (so long as we have sufficient funds available to us to pay our tax obligations on such interest income or otherwise then due at that time), will not be sufficient to allow us to operate until October 14, 2012, assuming an initial business combination is not completed during that time, unless either current interest rates increase or we locate an investment which pays a higher interest rate than current interest rates. We expect that our primary liquidity requirements during that period including, but not limited to, expenses relating to: (i) due diligence and investigation of a target business or businesses; (ii) transaction structuring, negotiating and documenting an initial business combination; (iii) reporting requirements; (iv) general working capital; (v) an aggregate of $180.0 thousand for office space, administrative services and support, representing a total of $7,500 per month for up to 24 months (since the period to complete our business combination has been extended to October 14, 2012, because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012); and (vi) additional expenses that may be incurred by us in connection with our initial public offering over and above the amounts listed in the section entitled “Use of Proceeds” in the prospectus, incorporated by reference, will be less than $1.25 million. As of March 31, 2012, we have earned $58.7 thousand on interest income and we anticipate that at the current interest rate of approximately 0.2% per annum, the interest that will accrue on the trust account during the time it will take to identify a target and complete an acquisition will be insufficient to fund our working capital requirements.

As a result of the liquidity requirements discussed in the preceding paragraph, Cazador’s sponsor, Cazador Sub-Holdings Ltd., has committed to advance to us by way of a non-interest bearing loan an amount of up to $400.0 thousand to be used to cover Cazador’s ongoing costs and expenses relating to its operations and in connection with a potential initial business combination.  This commitment was memorialized in a memorandum of understanding dated as of March 23, 2012 between Cazador and Cazador Sub-Holdings. As of March 31, 2012, the Company had used approximately $7.0 thousand on the commitment, leaving an outstanding balance of $393.0 thousand at the Company’s disposal. In addition, we believe it is likely that our sponsor would be willing to make additional loans to us, to the extent that reasonable additional funds are required to fund our short-term operation and/or in connection with our initial business combination. Based on these factors, we believe that we will have access to sufficient funds to meet our working capital and liquidity needs until the earlier of (i) consummation of an initial business combination or (ii) liquidation of the Company.

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

Results of Operations

Through March 31, 2012, our efforts have been limited to activities related to the organization of the initial public offering of the Company, the identification and evaluation of prospective acquisition candidates and other general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account.

For the quarter ended March 31, 2012, we had a net loss of approximately $190.2 thousand, which consisted of interest income of approximately $6.3 thousand less expenses attributable to formation and operating costs of approximately $196.5 thousand. During the quarter ended March 31, 2011, we had a net loss of approximately $96.7 thousand, which consisted of interest income of approximately $9.6 thousand less expenses attributable to formation and operating costs of approximately $106.3 thousand. The increase noted in the formation and operating costs is mainly related to higher expenses associated to the identification and evaluation of prospective acquisition candidates. For the period from April 20, 2010 (inception) to March 31, 2012, we had a net loss of approximately $1.0 million, which included interest income of approximately $58.7 thousand, offset by formation and operating costs of approximately $1.1 million.

On October 14, 2010, the Company received net proceeds of $40.0 million, before deducting underwriting compensation of $900.0 thousand and $100 for the purchase of 200,000 warrants by the underwriter. On the same date, pursuant to the exercise of the underwriters’ over-allotment option, the Company received $6.0 million before deducting underwriting compensation of $135.0 thousand. In addition, immediately before the consummation of the initial public offering, the sponsors purchased 4,340,000 warrants at a price of $0.50 per warrant, which in the aggregate approximates $2.2 million. Total gross proceeds to the Company from the 4,600,000 units sold in the initial public offering and the private placement sale of sponsors’ warrants amounted to $48.2 million.

As of March 31, 2012 we had no contractual commitments other than the service agreement to pay ACM a total of $7.5 thousand per month for accounting, legal and operational support, access to support staff, and information technology infrastructure, which amounted to $22.5 thousand, and $131.3 thousand for the quarter ended March 31, 2012, and the period from April 20, 2010 (inception) to March 31, 2012, respectively.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, other than in relation to the monthly fee payable to ACM of $7.5 thousand for accounting, legal and operational support, access to support staff, and information technology infrastructure. Such agreement has been in place since October 14, 2010 and shall remain effective upon the earlier of (i) the completion of an initial business combination or (ii) dissolution of the Company.

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Regulation S-K; as such, pursuant to Regulation S-K we are not required to make disclosures under this Item.

ITEM 4. CONTROL AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control

There were no changes that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings of a material nature pending against the Company. The Company is unaware of any legal proceedings known to be contemplated by any governmental authorities.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined in Regulation S-K; as such, pursuant to Regulation S-K we are not required to make disclosures under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No sales of unregistered securities have been made during the applicable period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(1)	Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate. *
4.2	Specimen Ordinary Share Certificate. *
4.3	Warrant Certificate. *
4.4	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others. **
4.5	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company. **
10.1	Letter Agreement among Cazador Acquisition Corporation Ltd., Arco Capital Management LLC, and Cazador Sub Holdings Ltd. **
10.2	Letter Agreement among Cazador Acquisition Corporation Ltd. and Each of the Directors and Executive Officers of Cazador Acquisition Corporation Ltd. **
10.3	Form of Service Agreement.*
10.7	Form of Subscription Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. *
10.5	Warrant Subscription Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. **
10.6	Investment Management Trust Agreement between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company. **
10.7	Indemnification Agreement. *
10.8	Form of Security Escrow Agreement by and among Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd., and Continental Stock Transfer & Trust Company. **
10.9	Repurchase Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. **
10.10	Memorandum of Understanding by and between Cazador Acquisition Corporation Ltd. and Cazador Sub-Holdings Ltd. ****
31.1	Certification of the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference to the Registrant's Form F-1 (Commission File No. 333- 169231) filed on September 3, 2010.
**	Incorporated by reference to the Registrant's Form F-1/A (Commission File No. 333- 169231) filed on October 6, 2010.
***	Incorporated by reference to the Registrant's Form F-1/A (Commission File No. 333- 169231) filed on October 7, 2010.
****	Incorporated by reference to the Registrant's Form 10-K (Commission File No. 333- 169231) filed on March 30, 2012.

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

Name	Position	Date

/s/ Francesco Piovanetti	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President	May 15, 2012
Francesco Piovanetti

/s/ Facundo Bacardí	Director	May 15, 2012
Facundo Bacardí

/s/ David P. Kelley	Director	May 15, 2012
David P. Kelley

/s/ Shai Novik	Director	May 15, 2012
Shai Novik

/s/ Carlos Valle	Director	May 15, 2012
Carlos Valle

