Form 10-Q
period 2012-06-30
Cazador Acquisition Corp Ltd.
filed 2012-08-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34887

CAZADOR ACQUISITION CORPORATION LTD.

Cayman Islands	98-0668024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Cazador Acquisition Corporation Ltd.

BBVA Building, P1

254 Muñoz Rivera Avenue

San Juan, Puerto Rico 00918

Tel: 787 993 9650

(Address of principal executive offices)

Francesco Piovanetti

Chairman of the Board, Chief Executive Officer and Director

Cazador Acquisition Corporation Ltd.

BBVA Building, P1

254 Muñoz Rivera Avenue

San Juan, Puerto Rico 00918

Tel: 787 993 9650

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

As of August 10, 2012, there were 5,750,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Balance Sheets

(In United States Dollars)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current assets
Cash	$15,061	$101,667
Restricted cash held in trust	46,165,000	46,165,000
Prepaid expenses	24,761	17,890
Total assets	$46,204,822	$46,284,557

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$224,420	$331,016
Due to related party	345,108	220,345
Note due to related party	336,148	-
Total liabilities	$905,676	$551,361

Ordinary shares, subject to possible repurchase, 2,295,400 shares stated at repurchase price of $10.036	23,036,634	23,036,634

Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 5,750,000 shares issued and outstanding	345	345
Additional paid-in capital	23,532,626	23,532,626
Deficit accumulated during the development stage	(1,270,459)	(836,409)
Total shareholders’ equity	$22,262,512	$22,696,562
Total liabilities and shareholders’ equity	$46,204,822	$46,284,557

See notes to the unaudited financial statements.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Unaudited Statements of Operations

(In United States Dollars)

					Accumulated for the period
					from April 20, 2010
	Quarter ended June 30,		Six months ended June 30,		(inception) to
	2012	2011	2012	2011	June 30, 2012
Operating expenses
Formation and operating costs	$249,182	$39,849	$445,677	$146,155	$1,334,507
Loss from operations	(249,182)	(39,849)	(445,677)	(146,155)	(1,334,507)
Interest income	5,335	16,836	11,627	26,420	64,048
Net loss and other comprehensive loss	$(243,847)	$(23,013)	$(434,050)	$(119,735)	$(1,270,459)
Weighted average shares outstanding	5,750,000	5,750,000	5,750,000	5,750,000	4,796,918
Basic and diluted net loss per share	$(0.04)	$(0.00)	$(0.08)	$(0.02)	$(0.26)

See notes to the unaudited financial statements.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Unaudited Statements of Cash Flows

(In United States Dollars)

			Accumulated for the
			period from April 20,
	Six months ended June 30,		2010 (inception) to
	2012	2011	June 30, 2012
Cash Flows from Operating Activities
Net loss	$(434,050)	$(119,735)	$(1,270,459)
Adjustments to reconcile net loss to net cash used in operating activities:
(Increase) decrease in prepaid expenses	(6,871)	37,227	(24,761)
(Decrease) increase in accounts payable	(106,596)	(34,886)	224,420
Increase in due to related party	124,763	59,591	345,108
Net cash used in operating activities	(422,754)	(57,803)	(725,692)
Cash Flows from Investing Activities
Cash withdrawn from (placed in) trust	-	14,083	(46,165,000)
Net cash provided by (used in) investing activities	-	14,083	(46,165,000)
Cash Flows from Financing Activities
Proceeds from sale of sponsor’s ordinary shares	-	-	25,000
Proceeds from sale of warrants in private placement	-	-	2,170,000
Proceeds from initial public offering	-	-	46,000,000
Payment of underwriters discount and offering costs	-	-	(1,625,494)
Repurchase of sponsor’s ordinary shares	-	-	(1)
Proceeds from sale of underwriters option	-	-	100
Proceeds from note due to related party	336,148	-	336,148
Net cash provided by financing activities	336,148	-	46,905,753
Net (decrease) increase in cash	(86,606)	(43,720)	15,061
Cash at beginning of period	101,667	207,805	-
Cash at end of period	$15,061	$164,085	$15,061

Supplemental Cash Flow Disclosures
Offering costs paid for by a related party on behalf of the Company	$-	$-	$133,303
Formation costs paid for by a related party on behalf of the Company	79,763	14,591	229,612

See notes to the unaudited financial statements.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

1. Organization and plan of business operations

Cazador Acquisition Corporation Ltd. (the “Company”) is a recently organized blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination (the “Business Combination”). The Company is partially owned by Cazador Sub Holdings Ltd. (the “Sponsor”), a company incorporated as a Cayman Islands exempted company, whose ultimate owner is Arco Group LLC, a Puerto Rico limited liability company.

The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

At June 30, 2012, the Company had not commenced any operations. All activity from April 20, 2010 (inception) through June 30, 2012 relates to the Company’s formation, the initial public offering (“Offering”) described below and the active solicitation, investigation and analysis of an acquisition target for an initial business combination.

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

The Sponsor’s Warrants are identical to the warrants included in the units sold in the Offering, except that the Sponsor’s Warrants (i) are non-redeemable, so long as they are held by any of the Sponsor or its permitted transferees, (ii) are exercisable on a cashless basis at the election of the holder, so long as they are held by the Sponsor or its permitted transferees, and (iii) are not transferable or saleable by the Sponsor or any of the Sponsor’s beneficial owners (except to permitted transferees) until six months after the consummation of the Business Combination. In addition, each of the shareholders of the Sponsor agreed not to transfer their respective ownership interests or take any steps to cause the Sponsor to issue new ownership interests in such entities to anyone other than a permitted transferee. The Sponsor’s Warrants are not exercisable and will be held in the escrow account while they are subject to such transfer restrictions.

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

The purchase price of the Sponsor’s Warrants was added to the proceeds from the Offering that are held in a trust account (“Trust Account”) pending the completion of the Business Combination. If the Company does not complete a Business Combination that meets the criteria described before and is forced to liquidate, then the approximately $2.2 million purchase price of the Sponsor’s Warrants will become part of the distribution to the public shareholders and the Sponsor’s Warrants will expire worthless. Management agreed that at least $10.00 per unit sold in the initial public offering (or $46.0 million) would be held in the Trust Account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in a money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company.

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

The Company, after signing a definite agreement for the acquisition of a target business, is required to submit such transaction for shareholders approval, even if the business combination would not ordinarily require shareholders approval under applicable law. In connection with the shareholders vote required to approve any Business Combination, the Sponsor has agreed to vote the Sponsor’s ordinary shares (as defined in Note 4) in accordance with the majority of the ordinary shares voted by the public shareholders. “Public Shareholders” are defined as the holders of ordinary shares sold as part of the units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if (i) the Business Combination is approved by a majority of votes cast by the Company’s Public Shareholders present in person or by proxy at a duly held shareholders meeting, and (ii) Public Shareholders owning less than 49.9% of the Company’s ordinary shares sold in the Offering both vote against the Business Combination and exercise their shareholder redemption rights.

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

Pursuant to the Company’s Second Amended and Restated Memorandum and Articles of Association, the Company has 24 months from the completion of the Offering to consummate the initial Business Combination, since the period to complete the Business Combination has been extended because the Company entered into a non-binding letter of intent with respect to an initial Business Combination prior to April 14, 2012.

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

Following completion of the repurchase shares held by the public shareholders, the Company will continue in existence. In the event of the Company’s liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the warrants contained in the units offered).

On June 12, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Net Element, Inc., a Delaware corporation (“Net Element”). Subject to the terms and conditions of the Merger Agreement, Net Element will merge (the “Merger”) with and into the Company, resulting in Net Element’s ceasing to exist and the Company continuing as the surviving company in the Merger. The consummation of the Merger is subject to a number of conditions, including, among others, approval of the Merger by the respective shareholders of the Company and Net Element. The Company has filed with the Securities and Exchange Commission a Form S-4 (Registration No. 333-182076) which includes a joint proxy statement/prospectus, in connection with the merger.

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

Development stage company

At June 30, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through June 30, 2012 relates to the Company’s formation, the initial public offering and the active solicitation, investigation and analysis of an acquisition target for an initial business combination. The Company will not generate any operating revenues until the completion of the Business Combination, at the earliest. The Company generated and will continue to generate non-operating income in the form of interest income on the designated Trust Account after the Offering.

Deferred offering costs

Deferred offering costs consist principally of legal and registration fees incurred in connection with the initial public offering and were charged to shareholders’ equity upon the receipt of the capital raised. As discussed in Note 3, the initial public offering occurred during 2010 and therefore, all related expenses were recognized during such year. As a result, no additional deferred offering costs were incurred during the six month ended June 30, 2012. The total amount included as a reduction to additional paid-in capital as of June 30, 2012 and December 31, 2011 totaled approximately $1.6 million.

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

As of June 30, 2012, the Company has not commenced operations other than activities in furtherance of effecting a Business Combination, and thus has no uncertain tax positions.

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

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

2. Summary of significant accounting policies (continued)

The 1,437,500 ordinary shares issued to the Sponsor were issued at a purchase price of $0.01739 per share, which is considerably less than the proposed offering per share price. Such shares have been assumed to be retroactively outstanding for the period since inception. On October 5, 2010, the Company repurchased 287,500 shares from the Sponsor at an aggregate purchase price of $1.00. Given that potentially dilutive securities have an anti-dilutive effect, those securities were excluded from the computation of fully diluted loss per share for the quarters ended June 30, 2012 and 2011, the six months ended June 30, 2012 and 2011, and the period from April 20, 2010 (inception) through June 30, 2012. Potentially dilutive securities include:

					Accumulated for the
					period from April 20,
	Quarter ended June 30,		Six months ended June 30,		2010 (inception) to
	2012	2011	2012	2011	June 30, 2012
Warrants	8,940,000	8,940,000	8,940,000	8,940,000	8,940,000
Underwriter's options	400,000	400,000	400,000	400,000	400,000
Total potentially dilutive securities	9,340,000	9,340,000	9,340,000	9,340,000	9,340,000

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments in U.S. Treasury bills. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such investments. However, the balances in United States financial institution may exceed Federal Deposit Insurance Corporation insured limits. All of the Company's non-interest bearing cash balances were fully insured at June 30, 2012 and December 31, 2011 due to a temporary Federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.

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

As discussed in Note 1, the Company will proceed with a Business Combination only if (i) the Business Combination is approved by a majority of votes cast by the Company’s Public Shareholders present in person or by proxy at a duly held shareholders meeting, and (ii) Public Shareholders owning less than 49.9% of the Company’s ordinary shares sold in the Offering (2,295,400 ordinary shares) both vote against the Business Combination and exercise their shareholder redemption rights. As further described in Note 1, if the Company fails to consummate a Business Combination within 24 months of the date of the Offering (since the period to complete our business combination has been extended because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012), the Company will compulsorily repurchase within five business days all of the shares held by the Public Shareholders pursuant to the procedures in the Company’s amended and restated memorandum and articles of association. Accordingly, 2,295,400 ordinary shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable ordinary shares to equal its redemption value at the end of each reporting period.

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

4. Sponsor’s ordinary shares

The Sponsor purchased 1,437,500 ordinary shares for an aggregate amount of $25,000 or $0.01739 per unit. On October 5, 2010, the Company repurchased 287,500 of the Sponsor’s ordinary shares for an aggregate purchase price of $1.00. None of the ordinary shares purchased by the Sponsor are subject to compulsory repurchase by the Company at June 30, 2012 and December 31, 2011.

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

4. Sponsor’s ordinary shares (continued)

The Sponsor’s ordinary shares are identical to those shares sold in the Offering, except that: (i) the Sponsor’s ordinary shares were placed in an escrow account and are subject to certain restrictions; (ii) subject to certain limited exceptions, the shares are not transferable during the first 12 months following the consummation of the Business Combination; (iii) the Sponsor is not able to exercise shareholder redemption rights with respect to the Sponsor’s ordinary shares; and (iv) the Sponsor has agreed to waive its rights to participate in any liquidation distribution with respect to the Sponsor’s ordinary shares if the Company fails to consummate the Business Combination.

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

Cazador Acquisition Corporation Ltd.

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

7. Related-party transactions

Due to related party as of June 30, 2012 and December 31, 2011 amounted to $345,108 and $220,345 respectively. The outstanding balances as of June 30, 2012 and December 30, 2011 are comprised of advances made of certain offering, formation and operating costs.

The Sponsor has committed to advance to the Company, by way of a non-interest bearing loan, an amount of up to $400,000 to be used to cover Cazador’s ongoing cost and expenses relating to its operations and in connection with a potential initial Business Combination until the earlier of (i) consummation of an initial Business Combination or (ii) liquidation of the Company. This commitment was memorialized in a memorandum of understanding dated as of March 23, 2012 between the Company and the Sponsor. As of June 30, 2012 the Sponsor has advanced the Company $336,148, which is included within the note due to related party line item of the balance sheet as of such date.

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

See Note 6 for agreement with ACM for office space, and other professional services. The Company has incurred $22,500, $22,500, and $153,750 in connection with such agreement for the quarters ended June 30, 2012, and June 30, 2011, and since April 20, 2010 (date of inception) through June 30, 2012, respectively. All of these fees were outstanding as of June 30, 2012, and therefore, are included within the due to related party line item of the balance sheet as of each of those respective dates.

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

Overview

Cazador Acquisition Corporation Ltd. (the “Company”, “Cazador”, “we”, “us” or “our”) is an exempted company incorporated on April 20, 2010 in the Cayman Islands with limited liability as a blank check company. The Company was incorporated for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, with one or more operating businesses or assets. The Company has focused, and will continue to focus, on effecting a business combination in developing countries in Central and Eastern Europe, Latin America and Asia, but it may pursue opportunities in other geographical areas.

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

Pursuant to our Second Amended and Restated Memorandum and Articles of Association, we have 24 months from the date of our initial public offering to consummate the initial business combination, since the period to complete our business combination has been extended because we entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012. On June 12, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which is incorporated herein by reference, with Net Element, Inc., a Delaware corporation (“Net Element”). Subject to the terms and conditions of the Merger Agreement, the Net Element will merge (the “Merger”) with and into the Company, resulting in Net Element’s ceasing to exist and the Company continuing as the surviving company in the Merger. The consummation of the Merger is subject to a number of conditions, including, among others, effecting the Company’s domestication and obtaining the required shareholders’ approval of the Merger Agreement.

There can be no assurance that this Merger will be consummated, and, the Company retains the ability to enter into a letter of intent or definitive transaction agreement with respect to a business combination with another target.

Our Charter provides that, if after 24 months from the consummation of our initial public offering, or October 14, 2012, we have not consummated an initial business combination, we will be required to repurchase all of our outstanding public ordinary shares and liquidate the trust account and distribute the proceeds pro rata to the holders of our outstanding public ordinary shares in return for such shares (which will be subsequently cancelled upon completion of the redemption of such shares).

Going Concern and Management’s Plan and Intentions

We believe that the funds available to us outside the trust account, together with the interest income earned on the trust account, will not be sufficient to maintain Cazador until a business combination is consummated. Therefore, on March 23, 2012, Cazador’s Sponsor entered into an agreement with us in which the Sponsor has committed to advance to us, by way of a non-interest bearing loan, an amount of up to $400,000 to cover ongoing costs and expenses relating to our operations and in connection with a potential business combination. We believes it is likely that the Sponsor would be willing to make additional loans to us, to the extent that reasonable additional funds are required to fund our short-term operation and/or in connection with our initial business combination. Based on these factors, we believes that it will have access to sufficient funds to meet its working capital and liquidity needs until the earlier of (i) consummation of an initial business combination or (ii) liquidation of Cazador. As of June 30, 2012, the Sponsor has advanced $336.1 thousand.

Liquidity and Capital Resources

At June 30, 2012, total outstanding cash balance available for our working capital needs amounted to $15.1 thousand, and restricted cash held in trust account amounted to $46.2 million. Since our initial public offering, our only source of revenue has been interest income earned over the net proceeds from the initial public offering, that are currently held in a trust account and invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting the conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) consummation of an initial business combination, or (ii) liquidation of Cazador.

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

We believe the funds available to us outside of the trust account, together with (i) the interest income earned on the trust account balance that may be released to us to pay any tax obligations and (ii) interest income of up to $2.0 million on the balance of the trust account to be released to us for working capital requirements (so long as we have sufficient funds available to us to pay our tax obligations on such interest income or otherwise then due at that time), will not be sufficient to allow us to operate until October 14, 2012, assuming an initial business combination is not completed during that time, unless either current interest rates increase or we locate an investment which pays a higher interest rate than current interest rates. We expect that our primary liquidity requirements during that period including, but not limited to, expenses relating to: (i) due diligence and investigation of a target business or businesses; (ii) transaction structuring, negotiating and documenting an initial business combination; (iii) reporting requirements; (iv) general working capital; (v) an aggregate of $180.0 thousand for office space, administrative services and support, representing a total of $7,500 per month for up to 24 months (since the period to complete our business combination has been extended to October 14, 2012, because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012); and (vi) additional expenses that may be incurred by us in connection with our initial public offering over and above the amounts listed in the section entitled “Use of Proceeds” in the prospectus, incorporated by reference, will be less than $1.25 million. As of June 30, 2012, we have earned $64.1 thousand on interest income and we anticipate that at the current interest rate of approximately 0.2% per annum, the interest that will accrue on the trust account during the time it will take to identify a target and complete an acquisition will be insufficient to fund our working capital requirements.

As a result of the liquidity requirements discussed in the preceding paragraph, Cazador’s sponsor, Cazador Sub-Holdings Ltd., has committed to advance to us by way of a non-interest bearing loan an amount of up to $400.0 thousand to be used to cover Cazador’s ongoing costs and expenses relating to its operations and in connection with a potential initial business combination. This commitment was memorialized in a memorandum of understanding dated as of March 23, 2012 between Cazador and Cazador Sub-Holdings. As of June 30, 2012, the Company had used approximately $336.1 thousand on the commitment, leaving an outstanding balance of $63.9 thousand at the Company’s disposal. In addition, we believe it is likely that our sponsor would be willing to make additional loans to us, to the extent that reasonable additional funds are required to fund our short-term operation and/or in connection with our initial business combination. Based on these factors, we believe that we will have access to sufficient funds to meet our working capital and liquidity needs until the earlier of (i) consummation of an initial business combination or (ii) liquidation of the Company.

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

Results of Operations

Through June 30, 2012, our efforts have been limited to activities related to the organization of the initial public offering of the Company, the identification and evaluation of prospective acquisition candidates and other general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account.

For the quarter ended June 30, 2012, we had a net loss of approximately $243.8 thousand, which consisted of interest income of approximately $5.3 thousand less expenses attributable to formation and operating costs of approximately $249.1 thousand. During the quarter ended June 30, 2011, we had a net loss of approximately $23.1 thousand, which consisted of interest income of approximately $16.8 thousand less expenses attributable to formation and operating costs of approximately $39.9 thousand. The increase noted in the formation and operating costs is mainly driven by higher expenses associated to the identification and evaluation of a prospective acquisition candidate for our Business Combination, the preparation of the related transaction documents, and required regulatory filings.

For the six months ended June 30, 2012, we had a net loss of approximately $434.1 thousand, which consisted of interest income of approximately $11.6 thousand less expenses attributable to formation and operating costs of approximately $445.7 thousand. During the six months ended June 30, 2011, we had a net loss of approximately $119.7 thousand, which consisted of interest income of approximately $26.4 thousand less expenses attributable to formation and operating costs of approximately $146.1 thousand. The increase noted in the formation and operating costs is mainly related to higher expenses associated to the identification and evaluation of prospective acquisition candidates and the preparation of the related transaction documents and required regulatory filings with respect to the Merger with Net Element discussed above.

For the period from April 20, 2010 (inception) to June 30, 2012, we had a net loss of approximately $1.3 million, which included interest income of approximately $64.1 thousand, offset by formation and operating costs of approximately $1.3 million.

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

As of June 30, 2012 we had no contractual commitments other than the service agreement to pay ACM a total of $7.5 thousand per month for accounting, legal and operational support, access to support staff, and information technology infrastructure, which amounted to $22.5 thousand, $45.0 thousand and $153.8 thousand for the quarter ended June 30, 2012, the six months ended June 30, 2012 and the period from April 20, 2010 (inception) to June 30, 2012, respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, other than in relation to the monthly fee payable to ACM of $7.5 thousand for accounting, legal and operational support, access to support staff, and information technology infrastructure. Such agreement has been in place since October 14, 2010 and shall remain effective upon the earlier of (i) the completion of an initial business combination or (ii) liquidation of Cazador.

Recent Accounting Pronouncements

We do not believe that the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined in Regulation S-K; as such, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

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

Changes in Internal Control

There were no changes that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings of a material nature pending against the Company. The Company is unaware of any legal proceedings known to be contemplated by any governmental authorities.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined in Regulation S-K; as such, pursuant to Regulation S-K, we are not required to make disclosures under this Item.

ITEM 2. UNREGISTER SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

No sales of unregistered securities have been made during the applicable period.

6

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFTLY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(1)	Exhibits

Exhibit
No.	Description
3.1	Second Amended and Restated Memorandum and Articles of Association.*
4.1	Specimen Unit Certificate. *
4.2	Specimen Ordinary Share Certificate. *
4.3	Warrant Certificate. *
4.4	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others. **
4.5	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company. **
10.1	Letter Agreement among Cazador Acquisition Corporation Ltd., Arco Capital Management LLC, and Cazador Sub Holdings Ltd. **
10.2	Letter Agreement among Cazador Acquisition Corporation Ltd. and Each of the Directors and Executive Officers of Cazador Acquisition Corporation Ltd. **
10.3	Form of Service Agreement.*
10.7	Form of Subscription Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. *
10.5	Warrant Subscription Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. **
10.6	Investment Management Trust Agreement between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company. **
10.7	Indemnification Agreement. *
10.8	Form of Security Escrow Agreement by and among Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd., and Continental Stock Transfer & Trust Company. **
10.9	Repurchase Agreement between Cazador Acquisition Corporation Ltd. and Cazador Sub Holdings Ltd. **
10.10	Memorandum of Understanding by and between Cazador Acquisition Corporation Ltd. and Cazador Sub-Holdings Ltd. ****
10.11	Agreement and Plan of Merger, dated as of June 12, 2012, between Cazador Acquisition Corporation Ltd. and Net Element, Inc.*****
31.1	Certification of the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Incorporated by reference to the Registrant's Form F-1 (Commission File No. 333- 169231) filed on September 3, 2010.
**	Incorporated by reference to the Registrant's Form F-1/A (Commission File No. 333- 169231) filed on October 6, 2010.
***	Incorporated by reference to the Registrant's Form F-1/A (Commission File No. 333- 169231) filed on October 7, 2010.
****	Incorporated by reference to the Registrant's Form 10-K/A (Commission File No. 333- 169231) filed on April 12, 2012.
*****	Incorporated by reference to the Registrant's Form 8-K (Commission File No. 333- 169231) filed on June 14, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2012.

CAZADOR ACQUISITION CORPORATION LTD.
(Registrant)

By:	/s/ Francesco Piovanetti
Name: Francesco Piovanetti
Title: Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

