Form 10-Q
period 2012-09-30
Net Element International, Inc.
filed 2012-11-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUATERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-34887

Net Element International, Inc.

Delaware	98-0668024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1450 S. Miami Avenue,

Miami FL 33130

(Address of principal executive offices)

(787) 993 9650

(Registrar's telephone number, including area code)

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

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

  As of November 12, 2012, there were 28,338,306 shares of common stock, par value $.0001 per share, of the registrant outstanding.

ITEM 1. FINANCIAL STATEMENTS

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

(A Development Stage Company)

Balance Sheets

(In United States Dollars)

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
Assets
Current assets
Cash	$13,051	$101,667
Restricted cash held in trust	46,165,000	46,165,000
Prepaid expenses	3,537	17,890
Total assets	$46,181,588	$46,284,557

Liabilities and shareholders’ equity
Current liabilities
Accounts payable	$1,313,275	$331,016
Due to related party	498,441	220,345
Note due to related party	352,759	-
Total liabilities	$2,164,475	$551,361

Ordinary shares, subject to possible repurchase, 2,295,400 shares stated at repurchase price of $10.036	23,036,634	23,036,634

Shareholders’ equity
Preferred shares, $0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding	-	-
Ordinary shares, $0.0001 par value, 100,000,000 shares authorized, 5,750,000 shares issued and outstanding	345	345
Additional paid-in capital	23,532,626	23,532,626
Deficit accumulated during the development stage	(2,552,492)	(836,409)
Total shareholders’ equity	$20,980,479	$22,696,562
Total liabilities and shareholders’ equity	$46,181,588	$46,284,557

See notes to the unaudited financial statements.

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

(A Development Stage Company)

Unaudited Statements of Operations

(In United States Dollars)

	Quarter ended September 30,		Nine months ended September 30,		Accumulated for the period from April 20, 2010
					(inception) to
	2012	2011	2012	2011	September 30, 2012
Operating expenses
Formation and operating costs	$1,288,426	$120,604	$1,734,103	$266,759	$2,622,933
Loss from operations	(1,288,426)	(120,604)	(1,734,103)	(266,759)	(2,622,933)
Interest income	6,393	12,379	18,020	38,799	70,441
Net loss and other comprehensive loss	$(1,282,033)	$(108,225)	$(1,716,083)	$(227,960)	$(2,552,492)
Weighted average shares outstanding	5,750,000	5,750,000	5,750,000	5,750,000	4,894,888
Basic and diluted net loss per share	$(0.22)	$(0.02)	$(0.30)	$(0.04)	$(0.52)

See notes to the unaudited financial statements.

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

(A Development Stage Company)

Unaudited Statements of Cash Flows

(In United States Dollars)

	Nine months ended September 30,		Accumulated for the period from April 20, 2010 (inception) to
	2012	2011	September 30, 2012
Cash Flows from Operating Activities
Net loss	$(1,716,083)	$(227,960)	$(2,552,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Decrease (increase) in prepaid expenses	14,353	56,149	(3,537)
Increase (decrease) in accounts payable	982,259	(5,642)	1,313,275
Increase in due to related party	278,096	97,559	498,441
Net cash used in operating activities	$(441,375)	$(79,894)	$(744,313)
Cash Flows from Investing Activities
Cash withdrawn from (placed in) trust	-	14,083	(46,165,000)
Net cash provided by (used in) investing activities	-	14,083	(46,165,000)
Cash Flows from Financing Activities
Proceeds from sale of sponsor’s ordinary shares	-	-	25,000
Proceeds from sale of warrants in private placement	-	-	2,170,000
Proceeds from initial public offering	-	-	46,000,000
Payment of underwriters discount and offering costs	-	-	(1,625,494)
Repurchase of sponsor’s ordinary shares	-	-	(1)
Proceeds from sale of underwriters option	-	-	100
Proceeds from note due to related party	352,759	-	352,759
Net cash provided by financing activities	352,759	-	46,922,364
Net (decrease) increase in cash	(88,616)	(65,811)	13,051
Cash at beginning of period	101,667	207,805	-
Cash at end of period	$13,051	$141,994	$13,051

Supplemental Cash Flow Disclosures
Offering costs paid for by a related party on behalf of the Company	$-	$-	$133,303
Formation costs paid for by a related party on behalf of the Company	111,865	30,059	261,714

See notes to the unaudited financial statements.

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

1. Organization and plan of business operations

Net Element International, Inc. (the “Company”, formerly known as Cazador Acquisition Corporation Ltd.) was originally organized as a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination (the “Business Combination”). As of the balance sheet date, the Company is partially owned by Cazador Sub Holdings Ltd. (the “Sponsor”), a company incorporated as a Cayman Islands exempted company.

At September 30, 2012, the Company had not commenced any operations, and therefore, is considered to be in the development stage and is subject to the risks associated with activities of development stage companies. All activity from April 20, 2010 (inception) through September 30, 2012 relates to the Company’s formation, the initial public offering (“Offering”) described below, and the active solicitation, investigation, analysis an acquisition target for an initial business combination, and efforts related to the consumation of the transactions contemplated by the Agreement and Plan of Merger ("the Merger Agreement") in which the Company entered on June 12, 2012, which is incorporated herein. Refer to Note 8 for details with respect to the merger transaction approved by the shareholders of the Company on October 2, 2012.

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

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

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

The Company’s efforts in identifying prospective target businesses are not limited to a particular industry. Instead, the Company focuses on various industries and target businesses in emerging markets in Central and Eastern Europe, Latin America and Asia that provide numerous opportunities for growth. In fact, the transaction contemplated by the Merger Agreement is with a technology driven internet group with operations in Russia and continuously seeking other business opportunities in Russia and other emerging markets to exploit its technology in other vertical markets.

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

In order to mitigate the risk described in the preceding paragraph, the Company seeks to have all third parties (other than the Company’s independent accountants, but including vendors, which means entities that provide goods and services to the Company) or other entities the Company engages after the Offering through the earlier of the Business Combination or liquidation of the Company, prospective target businesses and providers of financing, if any, enter into agreements with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. There is no guarantee that vendors, prospective target businesses or other entities will execute such waivers or, even if they execute such waivers, that they would be prevented from bringing claims against the Trust Account, including but not limited to fraudulent inducement, breach of fiduciary responsibility and other similar claims, as well as claims challenging the enforceability of the waiver. Further, the Company could be subject to claims from parties not in contract with it who have not executed a waiver, such as a third party claiming tortuous interference as a result of the Company’s efforts to consummate the Business Combination.

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

1. Organization and plan of business operations (continued)

The Sponsor and one of its affiliates companies agreed that they will be liable jointly and severally, by means of direct payment to the Trust Account, to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company whom have not executed the waiver. However, the agreement entered into by the Sponsor specifically provides for two exceptions to this indemnity: there will be no liability (1) as to any claimed amounts owed to a third party who executed a legally enforceable waiver or (2) as to any claims under the indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended, or the Securities Act.

The remaining net proceeds (not held in the Trust Account) have been used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Additionally, any interest earned on the Trust Account may be released to the Company to fund working capital and to pay the Company’s tax obligations, if any.

On June 12, 2012, the Company entered into the Merger Agreement with Net Element, Inc., a Delaware corporation (“Net Element”). Subject to the terms and conditions of the Merger Agreement, Net Element will merge (the “Merger”) with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger. The consummation of the Merger is subject to a number of conditions, including, among others, approval of the Merger by the respective shareholders of the Company and Net Element. The Company has filed with the Securities and Exchange Commission a Form S-4 (Registration No. 333-182076) which includes a joint proxy statement/prospectus, in connection with the merger.

Refer to Note 8 for details with respect to the merger transaction approved by the shareholders of the Company on October 2, 2012.

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

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

Development stage company

At September 30, 2012, the Company had not commenced any operations nor generated revenue to date. All activity through September 30, 2012 relates to the Company’s formation, the initial public offering and the active solicitation, investigation, analysis and closing of an acquisition target for an initial business combination, including the consummating of the transactions contemplates by the Merger Agreement. The Company will not generate any operating revenues until the completion of the Business Combination, at the earliest. The Company generated and will continue to generate non-operating income in the form of interest income on the designated Trust Account after the Offering.

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

2. Summary of significant accounting policies (continued)

Deferred offering costs

Deferred offering costs consist principally of legal and registration fees incurred in connection with the initial public offering and were charged to shareholders’ equity upon the receipt of the capital raised. As discussed in Note 3, the initial public offering occurred during 2010 and therefore, all related expenses were recognized during such year. As a result, no additional deferred offering costs were incurred during the nine month ended September 30, 2012. The total amount included as a reduction to additional paid-in capital as of September 30, 2012 and December 31, 2011 totaled approximately $1.6 million.

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

As of September 30, 2012, the Company has not commenced operations other than activities in furtherance of effecting a Business Combination, and thus has no uncertain tax positions.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments, approximates the carrying amounts represented in the balance sheet.

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

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

The 1,437,500 ordinary shares issued to the Sponsor were issued at a purchase price of $0.01739 per share, which is considerably less than the proposed offering per share price. Such shares have been assumed to be retroactively outstanding for the period since inception. On October 5, 2010, the Company repurchased 287,500 shares from the Sponsor at an aggregate purchase price of $1.00. Given that potentially dilutive securities have an anti-dilutive effect, those securities were excluded from the computation of fully diluted loss per share for the quarters ended September 30, 2012 and 2011, the nine months ended September 30, 2012 and 2011, and the period from April 20, 2010 (inception) through September 30, 2012. Potentially dilutive securities include:

	Quarter ended September 30,		Nine months ended September 30,		Accumulated for the period from April 20, 2010 (inception) to
	2012	2011	2012	2011	September 30, 2012
Warrants	8,940,000	8,940,000	8,940,000	8,940,000	8,940,000
Underwriter's options	400,000	400,000	400,000	400,000	400,000
Total potentially dilutive securities	9,340,000	9,340,000	9,340,000	9,340,000	9,340,000

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of short-term investments in U.S. Treasury bills. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such investments. However, the balances in United States financial institution may exceed Federal Deposit Insurance Corporation insured limits. All of the Company's non-interest bearing cash balances were fully insured at September 30, 2012 and December 31, 2011 due to a temporary Federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.

Geographical risk

The Company’s operations, if a Business Combination is consummated outside the United States, will be subject to local government regulations and to the uncertainties of the economic and political conditions of those areas.

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

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

As discussed in Note 1, the Company will proceed with a Business Combination only if (i) the Business Combination is approved by a majority of votes cast by the Company’s Public Shareholders present in person or by proxy at a duly held shareholders meeting, and (ii) Public Shareholders owning less than 49.9% of the Company’s ordinary shares sold in the Offering (2,295,400 ordinary shares) both vote against the Business Combination and exercise their shareholder redemption rights. As further described in Note 1, if the Company fails to consummate a Business Combination within 24 months of the date of the Offering (since the period to complete our business combination has been extended because we have entered into a non-binding letter of intent with respect to an initial business combination prior to April 14, 2012), the Company will compulsorily repurchase within five business days all of the shares held by the Public Shareholders pursuant to the procedures in the Company’s amended and restated memorandum and articles of association. Accordingly, 2,295,400 ordinary shares have been classified outside of permanent equity at redemption value. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the redeemable ordinary shares to equal its redemption value at the end of each reporting period. Refer to Note 8 for further details with respect to the merger transaction approved by the shareholders of the Company on October 2, 2012 and total amount of shares redeemed.

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

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

3. Initial public offering (continued)

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

4. Sponsor’s ordinary shares

The Sponsor purchased 1,437,500 ordinary shares for an aggregate amount of $25,000 or $0.01739 per unit. On October 5, 2010, the Company repurchased 287,500 of the Sponsor’s ordinary shares for an aggregate purchase price of $1.00. None of the ordinary shares purchased by the Sponsor are subject to compulsory repurchase by the Company at September 30, 2012 and December 31, 2011.

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

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

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

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

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

6. Commitments

Commencing on the closing date of the Offering through the earlier of consummation of the Business Combination or the company’s voluntary liquidation, the Company will pay to service providers a total of $7,500 per month for accounting, legal and operational support, access to support staff, and information technology infrastructure. In the normal course of business, the Company enters into contracts that contain a variety of indemnifications. The Company’s maximum exposure under these arrangements is unknown. The Company does not anticipate recognizing any loss relating to these arrangements.

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd.)

(A Development Stage Company)

Notes to the Unaudited Financial Statements

(In United States Dollars)

7. Related-party transactions

Due to related party as of September 30, 2012 and December 31, 2011 amounted to $498,441 and $220,345 respectively. The outstanding balances as of September 30, 2012 and December 30, 2011 are comprised of advances made of certain offering, formation and operating costs.

The Sponsor has committed to advance to the Company, by way of a non-interest bearing loan, an amount of up to $400,000 to be used to cover the Company’s ongoing cost and expenses relating to its operations and in connection with a potential initial Business Combination until the earlier of (i) consummation of an initial Business Combination or (ii) liquidation of the Company. This commitment was memorialized in a memorandum of understanding dated as of March 23, 2012 between the Company and the Sponsor. As of September 30, 2012 the Sponsor has advanced the Company $352,759, which is included within the note due to related party line item of the balance sheet as of such date.

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

The Company entered into a service agreement with ACM for office space, and other professional services, as discussed in Note 6 that was effective from the Offering through July 9, 2012. On July 9, 2012, the Company entered into a service agreement with Bond Street Management LLC. (“BSM”), an affiliated company, to provide the Company with accounting, legal and operational support, access to support staff, and information technology infrastructure, under the same terms and conditions of the former agreement. The Company has incurred $22,500 in connection with such agreements for each of the quarters ended September 30, 2012 and 2011, $67,500 for each of the nine month periods ended September 30, 2012 and 2011, and $176,250 since April 20, 2010 (date of inception) through September 30, 2012. All of these fees were outstanding as of September 30, 2012, and therefore, are included within the due to related party line item of the balance sheet as of each of those respective dates.

8. Subsequent Events

On October 2, 2012, the Company completed the Merger with Net Element and consummated the various transactions contemplated by the Merger Agreement between the Company and Net Element, dated as of June 12, 2012, were consummated. Immediately prior to the effectiveness of the Merger, the Company changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element’s ceasing to exist and the Company continuing as the surviving company, and (ii) the Company changed its name to “Net Element International, Inc.”

Immediately after the approval and consummation of the Merger, those public shareholders who voted against the Merger and that duly exercised their shareholder redemption rights were able to redeem their ordinary shares for approximately $10.036 per share. Such amount represented the pro rata share of the aggregate amount then on deposit in the Trust Account. Nevertheless, these shareholders will continue to have the right to exercise any warrants they may hold. The public shareholders redeemed 1,956,645 ordinary shares for a total amount of $19,644,716.

On October 12, 2012, the Sponsors transferred all of the shares of our common stock and warrants held by it to one of its affiliates, Arco Group LLC, a Puerto Rico limited liability company.

On October 24, 2012, we entered into a Management and Consulting Services Agreement (the “Consulting Agreement”) with BSM. Pursuant to the Consulting Agreement, BSM will provide certain management and consulting services, as well as other services, to us and our subsidiaries. In addition, BSM will provide us with qualified personnel to serve as our Chief Executive Officer and Chief Operating Officer.

The initial term of the Consulting Agreement is until December 31, 2013 and it will automatically renew for a one-year term on each anniversary of that date. We and BSM can each terminate the Consulting Agreement for convenience upon 90 days prior written notice. We can also terminate immediately upon written notice in the event of (i) any act of fraud, misappropriation of funds or embezzlements by BSM, (ii) willful misconduct, bad faith or gross negligence, (iii) material breach of the agreement which remains uncured for 45 days, (iv) bankruptcy or insolvency, or (v) dissolution of BSM. BSM may terminate upon 60 days prior written notice in case we or our subsidiaries default in the performance of any material term, condition or covenant and such default remains uncured for 45 days.

We will pay BSM a service fee of $50,000 per month and reimburse BSM for all of its documented business expenses incurred directly on our behalf. BSM is also eligible for a discretionary performance based fee, which shall be payable in cash or non-cash equitable compensation at the sole discretion of our independent directors or by us if our Chief Executive Officer is not an employee, officer or affiliate of BSM.

BSM previously provided services to us pursuant to a services agreement (which is more fully described herein) which was terminated as of October 24, 2012.

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

Overview

Net Element International, Inc. (formerly known as Cazador Acquisition Corporation Ltd ) (the “Company”, “we”, “us” or “our”) is an exempted company incorporated on April 20, 2010 in the Cayman Islands with limited liability as a blank check company. The Company was incorporated for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination, with one or more operating businesses or assets. The Company has focused on effecting a business combination in developing countries in Central and Eastern Europe, Latin America and Asia, but it may pursue opportunities in other geographical areas.

On June 12, 2012, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which is incorporated herein by reference, with Net Element, Inc., a Delaware corporation (“Net Element”). On October 2, 2012, the Company completed its merger with Net Element, and the various transactions contemplated by the Merger Agreement, dated as of June 12, 2012, between the Company and Net Element were consummated. Immediately prior to the effectiveness of the Merger, the Company changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element’s ceasing to exist and the Company continuing as the surviving company, and (ii) the Company changed its name to “Net Element International, Inc.”

Upon completion of the Merger, Net Element’s operations became the core business of the Company. As a result of the Merger, we have been merged into a technology driven internet group with two main lines of business, the first being mobile commerce and payment processing for electronic commerce and the second being entertainment and culture internet destinations. The Company's current strategy is to develop and/or acquire technology and applications for use in the online media industry. We believe that our technology platforms and development expertise will enable us to enhance the digital distribution of content in a variety of industries. Accordingly, we are currently exploring the possibility of acquiring other Internet portal properties and companies with similar goals of connecting people in various vertical markets, such as the medical, educational and sports markets.

We expect that our most significant revenue stream is generated from the mobile commerce payment processing platform being developed through one of our subsidiaries, OOO TOT Money, and from advertising. Failure to successfully develop that payment processing platform and enter into contracts with mobile phone carriers and content providers to use that platform, or failure to expand our base of advertisers or generate and maintain high quality content on our websites could harm our revenue projections. We face all of the risks inherent in a new business, including management's potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing its technologies, Internet websites and operations.

Liquidity and Capital Resources

At September 30, 2012, total outstanding cash balance available for our working capital needs amounted to $13.2 thousand, and restricted cash held in our trust account amounted to $46.2 million. Since our initial public offering, our only source of revenue has been interest income earned over the net proceeds from the initial public offering, that are currently held in a trust account and invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, having a maturity of 180 days or less, or in money market funds meeting the conditions under Rule 2a-7 under the Investment Company Act, until the earlier of (i) consummation of an initial business combination, or (ii) liquidation of the Company.

As described in the “Overview” section above, on October 2, 2012, we completed our Merger with Net Element, and the various transactions contemplated by the Merger Agreement, dated June 12, 2012, between us and Net Element were consummated. As a result of the merger, we now have access to the net proceeds held in the trust account after deducting $19.6 million which were paid to public shareholders who properly exercised their shareholder redemption rights. Immediately after the consummation of the transaction, we paid approximately $2.0 million in transactional related costs, including formation costs incurred by the Company prior to the consummation of the transaction. In addition, pursuant to the Merger Agreement, a portion of the funds were used to repay debt to affiliates, which amounted to approximately $7.9 million as of the closing date of the transaction. Our plan is to use the remaining $16.7 million to expand our operations, for strategic acquisitions and for marketing, research and development of existing or new products.

Results of Operations

Through September 30, 2012, our efforts have been limited to activities related to the organization of the initial public offering of the Company, the identification and evaluation of prospective acquisition candidates and other general corporate matters. We have not generated any revenues, other than interest income earned on the proceeds held in the trust account.

For the quarter ended September 30, 2012, we had a net loss of approximately $1.2 million, which consisted of interest income of approximately $6.4 thousand less expenses attributable to formation and operating costs of approximately $1.2 million. During the quarter ended September 30, 2011, we had a net loss of approximately $108.2 thousand, which consisted of interest income of approximately $12.4 thousand less expenses attributable to formation and operating costs of approximately $120.6 thousand. The increase noted in the formation and operating costs is mainly driven by higher expenses associated to the identification and evaluation of a prospective acquisition candidate, the preparation of the related transaction documents, and required regulatory filings.

For the nine months ended September 30, 2012, we had a net loss of approximately $1.7 million, which consisted of interest income of approximately $18.0 thousand less expenses attributable to formation and operating costs of approximately $1.7 million. During the nine months ended September 30, 2011, we had a net loss of approximately $228.0 thousand, which consisted of interest income of approximately $38.8 thousand less expenses attributable to formation and operating costs of approximately $266.8 thousand. The increase noted in the formation and operating costs is mainly related to higher expenses associated to the identification and evaluation of prospective acquisition candidates and the preparation of the related transaction documents and required regulatory filings with respect to the Merger with Net Element.

For the period from April 20, 2010 (inception) to September 30, 2012, we had a net loss of approximately $2.5 million, which included interest income of approximately $70.4 thousand, offset by formation and operating costs of approximately $2.6 million.

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

As of September 30, 2012 we had no contractual commitments other than the agreement to pay a service provider a total of $7.5 thousand per month for accounting, legal and operational support, access to support staff, and information technology infrastructure, which amounted to $22.5 thousand, $67.5 thousand and $176.3 thousand for the quarter ended September 30, 2012, the nine months ended September 30, 2012 and the period from April 20, 2010 (inception) to September 30, 2012, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations, other than in relation to the monthly fee payable to Bond Street Management, LLC of $7.5 thousand for accounting, legal and operational support, access to support staff, and information technology infrastructure. Such agreement has been in place since July 9, 2012 and shall remain effective upon the earlier of (i) the completion of an initial business combination or (ii) dissolution of the Company.

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

ITEM 4. CONTROL AND PROCEDURES.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report on Form 10-Q. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is accumulated and communicated to management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure and that our disclosure controls and procedures are effective to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control

There were no changes that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

(1)	Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NET ELEMENT INTERNATIONAL, INC.
(Registrant)

By:	/s/ Francesco Piovanetti
Name: Francesco Piovanetti Title: Chief Executive Officer

By:	/s/ Jonathan New
Name: Jonathan New Title: Chief Financial Officer

