Form 10-K
period 2012-12-31
Net Element International, Inc.
filed 2013-04-12
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-34887

Net Element International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0668024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1450 S. Miami Avenue, Miami, FL	33130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 507-8808

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:

Warrants, each exercisable for one share of Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ YES     ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES     ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES     ☒    NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES     ☒ NO

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2012 was approximately $45,448,000 (based upon the reported closing price of $9.88 per share on June 28, 2012, which was the price at which the registrant’s common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter).

The registrant had 28,303,659 shares of common stock outstanding as of April 12, 2013.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Defined Terms; Share Amounts and Consideration for Shares

Net Element International, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Annual Report on Form 10-K (this “Report”), unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Net Element International, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

All amounts of shares and consideration for shares (including, without limitation, purchase prices, exercise prices and conversion prices) described in this Report for periods prior to October 2, 2012 (which was the closing date of the Company’s merger with Net Element, Inc.) have been adjusted to give effect to the conversion ratio for shares of Net Element, Inc. common stock that were cancelled and converted into shares of the Company’s common stock pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element, Inc. was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. For additional information regarding the Merger, see “Development of Business” in Part I, Item 1 of this Report and Note 5 of the accompanying Notes to Consolidated Financial Statements.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors: the Company’s ability (or inability) to continue as a going concern, the willingness of the Company’s majority stockholder, Mike Zoi (including entities directly or indirectly controlled by Mr. Zoi), and/or other affiliates of the Company, to continue investing in the Company’s business to fund working capital requirements, the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed, the Company’s ability (or inability) to adequately address the material weaknesses in its internal control over financial reporting, development or acquisition of additional businesses, attracting and retaining competent management and other personnel, successful implementation of the Company’s business strategy, continued development and market acceptance of the Company’s technologies and products and services, protection of the Company’s intellectual property, and successful integration and promotion of any business developed or acquired by the Company. If these or other risks and uncertainties (including those described in Part I, Item 1A of this Report and the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “Commission”)) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of, and are not incorporated by reference into, this Report.

i

ii

PART I

Item 1. Business.

Recent Developments

Binding Letter of Intent to Acquire Unified Payments, LLC

On March 8, 2013, the Company entered into a binding term sheet to acquire all of the business assets of Unified Payments, LLC, a Delaware limited liability company (“Unified Payments”). Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. Pursuant to the term sheet, Unified Payments will contribute (the “Contribution”) all of its assets and business to the Company’s newly formed subsidiary, TOT Group, Inc. (formerly TOT, Inc.) (“TOT Group”). As consideration for the Contribution:

(i) TOT Group will assume Unified Payments’ long-term debt not exceeding, together with Unified Payments’ entire preferred equity plus payable in kind interest accrued thereon through January 1, 2014, $23,144,024 plus accrued interest on the long-term debt portion of such amount through the closing date less any liabilities to Unified Payments and its affiliates and/or related parties;

(ii) TOT Group will commit to reduce the assumed indebtedness to RBL Capital by $1,000,000 within six months from the closing;

(iii) From the closing date through December 31, 2013, Unified Payments’ preferred equity will continue accruing payable in kind interest at 8% per annum compounded quarterly and, on January 1, 2014, Unified Payments’ preferred equity and accrued and unpaid payable in kind interest thereon will be converted into a term loan with 8% per annum interest only debt (interest to be paid quarterly), with the entire amount of outstanding principal payable three years from such conversion date (and such debt will be assumed by TOT Group as described in paragraph (i) above);

(iv) At the closing of the Contribution, TOT Group will issue to Unified Payments an amount of common stock of TOT Group representing, upon such issuance, 10% of the total issued and outstanding shares of common stock of TOT Group;

(v) On March 8, 2013, the Company provided to Unified Payments a bridge loan in the total amount of up to $750,000 (the “Bridge Loan”) substantially on the terms set forth in the loan documents entered into by the Company and Unified Payments on March 8, 2013 as described below under “Loan to Unified Payments, LLC.” The first draw under the Bridge Loan was $600,000;

(vi) Prior to closing of the Contribution, TOT Group will negotiate a compensation and equity agreement with Oleg Firer and other senior executives of the Unified Payments management team; and

(vii) At closing of the Contribution, the Company will contribute and assign to TOT Group the Company’s equity interest in OOO TOT Money, along with all of the assets and liabilities of TOT Money, including, without limitation, the indebtedness in the amount of approximately $12.9 million (as of December 31, 2012) of TOT Money to OOO Net Element Russia), in exchange for the issuance to the Company of an amount of common stock of TOT Group representing, upon issuance, 90% of the total issued and outstanding shares of common stock of TOT Group.

As set forth in the term sheet, the parties acknowledged that, in order to execute the business plan of the combined business post-closing of the Contribution, TOT Group will require up to $9,200,000 of additional funding (via borrowing or otherwise) in order to acquire Unified Payments agents’ commissions.

The consummation of the Contribution is subject to the satisfaction (or the Company’s written waiver in its sole and absolute discretion) of the following conditions precedent:

(a) The completion of definitive documentation relating to the Contribution containing representations, warranties, covenants and indemnities customary for the contemplated transaction and dependent on the results of the Company’s due diligence of Unified Payments and its business;

(b) The completion of all due diligence of Unified Payments and its business (including, without limitation, with respect to operations, assets, liabilities, encumbrances, obligations, financial condition, taxes, results of operations, legal proceedings, contracts and other matters) to the reasonable satisfaction of the Company;

(c) Receipt of all necessary consents and approvals;

(d) Unified Payments obtaining the consent of all lenders of Unified Payments to the assumption of debt by TOT Group (with no default or acceleration of debt triggered);

(e) No material adverse change to Unified Payments or its business, including but not limited to, material pending or threatened litigation, bankruptcy or other proceeding;

(f) Annualized gross processing revenue of Unified Payments’ business during the period from January 1, 2013 to the date that is 10 days prior to the closing of the Contribution is not less than $20,000,000;

(g) Approval by the Company’s Board of Directors of the Contribution; and

(h) Other customary conditions to closing.

Pending the closing of the Contribution, Unified Payments and its members and management are required to operate Unified Payments and its business in the ordinary course and, unless otherwise agreed in writing with the Company, refrain from any non-ordinary course actions (including, without limitation, no increase in compensation, no bonuses, no declaration or payment of distributions or dividends of any kind, no golden parachutes, no new material liabilities, no liabilities out of the ordinary course of business, no new borrowing, no lending or guaranteeing debt, no new material obligations, no new encumbrances or liens, no sale, transfer, exchange or any other disposition, directly or indirectly, of any part of Unified Payments’ business or of any assets of Unified Payments).

Following the closing of the Company’s proposed acquisition of Unified Payments, the Company plans to appoint Oleg Firer, co-founder and executive chairman of Unified Payments, to the position of Chief Executive Officer of the Company, with Steven Wolberg joining the Company as Chief Legal Officer. Francesco Piovanetti, the Company’s current Chief Executive Officer, is expected to become a consultant to the Company.

Loan to Unified Payments, LLC

In connection with the Bridge Loan described above, on March 8, 2013, the Company entered into a Loan Agreement with Unified Payments, as borrower, and Oleg Firer and Georgia Notes 18 LLC, as guarantors. Pursuant to the Loan Agreement, the Company extended to Unified Payments a line of credit under which Unified Payments may borrow up to $750,000 from the Company. The term of the line of credit expires on September 8, 2013, at which time the principal amount of all advances, all accrued and unpaid interest thereon and all other obligations relating to the line of credit are immediately due and payable. The principal amount of each advance under the line of credit bears interest at 5% per annum. Upon the occurrence and during the continuance of an event of default as set forth in the Loan Agreement, all outstanding obligations under the line of credit will bear interest at 7% per annum. If the entire amount of a required principal payment is not paid in full within 10 business days after the same is due, Unified Payments must pay to the Company a late fee equal to 5% of the required payment. Unified Payments has the right to terminate the line of credit at any time upon not less than five business days’ prior written notice to the Company, with all outstanding amounts under the line of credit to be repaid upon such termination.

Unified Payments’ obligations to the Company pursuant to the Loan Agreement and the related promissory note(s) are secured by a non-recourse guaranty executed by Oleg Firer and Georgia Notes 18 LLC in favor of the Company. As security for their obligations under the non-recourse guaranty, Oleg Firer and Georgia Notes 18 LLC (who together own all of the membership interests in Unified Payments) entered into a Pledge Agreement with the Company, pursuant to which Mr. Firer and Georgia Notes 18 LLC pledged their respective common membership interests in Unified Payments.

Development of Business

Net Element International, Inc. was incorporated on April 20, 2010 as a Cayman Islands exempted company with limited liability under the name Cazador Acquisition Corporation Ltd. (“Cazador”). Cazador was a blank check company incorporated for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more operating businesses or assets.

On October 2, 2012, the Company completed a merger (the “Merger”) with Net Element, Inc., a Delaware corporation (“Net Element”), which was a company with businesses in the online media and mobile commerce payment processing markets. Immediately prior to the effectiveness of the Merger, the Company changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. Pursuant to the Merger, the Company issued 24,543,826 shares of its common stock to the former stockholders of Net Element, which shares amount to approximately 86.7% of the post-Merger issued and outstanding shares of common stock of the Company. Following the Merger, the Company’s business consists of the former business of Net Element. For financial reporting purposes, the Merger was accounted for as a recapitalization of Net Element. Since the Merger was consummated during the Company’s fourth fiscal quarter, the Company’s financial statements reflect the historical financial information of Net Element beginning with the Company’s fiscal year ended December 31, 2012.

Net Element, Inc. (formerly TOT Energy, Inc.) was organized on February 6, 2004 under the laws of the State of Delaware under the name Splinex Technology, Inc. During the third quarter of 2012, the Company’s subsidiary, OOO TOT Money (a Russian limited liability company) (“TOT Money”), launched operations as a mobile commerce payment processing business in Russia. During the second half of 2012, TOT Money entered into contracts with the three largest mobile phone operators in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom, to facilitate payments using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) for their mobile phone subscribers in Russia. Since then, TOT Money has continued seeking to expand its payment processing business by negotiating similar contracts with additional mobile phone operators primarily in the Commonwealth of Independent States (CIS) countries (comprised of participating states of the former Soviet Union) and other emerging markets.

In addition to developing its mobile commerce payment processing operations, since April 1, 2010, Net Element pursued a strategy to develop and acquire technology and applications for use in the online media industry. In furtherance of this strategy, on December 14, 2010, Net Element acquired Openfilm, LLC, a Florida limited liability company. On February 1, 2011, Net Element acquired two additional properties: the first, Motorsport, LLC, a Florida limited liability company, which now owns 100% of the outstanding common stock of Motorsport.com, Inc., a Florida corporation; and the second, Music1, LLC, a Florida limited liability company. During 2012, Net Element developed a peer-to-peer communication and bartering application and service called Komissionka for mobile devices in Russia. As a result of these acquisitions and development activities and the Merger, the Company currently owns controlling interests in several companies that develop and operate online media products (websites and mobile applications) in the peer-to-peer application, music, motorsport and film markets.

The Company believes that the technology platforms and development expertise acquired by Net Element in Openfilm enables the Company to enhance the digital distribution of content in a variety of industries. Accordingly, the Company intends to explore additional acquisitions of, as well as developing internally, other Internet based properties, services and companies with similar goals of connecting people in various vertical markets, such as the medical, music, film, sports and legal markets.

Following is additional information describing the development of Net Element’s business during the last three years.

On April 24, 2012, Net Element entered into an amended and restated joint venture agreement, dated as of December 31, 2011, with Curtis Wolfe regarding its subsidiary LegalGuru LLC (“LegalGuru”). The amended agreement amends and restates the joint venture agreement entered into between Net Element and Mr. Wolfe effective as of March 29, 2011. Net Element owns a 70% interest in LegalGuru and Mr. Wolfe, who is the former Secretary of the Company and Chief Executive Officer and Chairman of LegalGuru, through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member), owns a 30% interest in LegalGuru. Pursuant to the joint venture agreement, Mr. Wolfe has the option to convert his 30% interest in LegalGuru into 75,000 shares of the Company’s common stock. LegalGuru has been developing a video-centric, legal information portal (legalguru.com) intended to allow licensed attorneys (or Gurus) to brand themselves by posting relevant information content related to each attorney’s respective practice concentration. A proprietary search algorithm would allow the delivery of targeted search results optimized to display local attorneys to the user. Net Element launched a beta test version of legalguru.com in May 2012 and, in the first quarter of 2013, the Company indefinitely discontinued all development and marketing efforts for LegalGuru pending receipt of additional financing, if any.

On April 6, 2012, Net Element entered into a Joint Venture Agreement with Igor Yakovlevich Krutoy pursuant to which the parties formed Music1 Russia, which is owned 67% by the Company’s subsidiary Net Element Russia and 33% by K1 Holdings, a company controlled by Mr. Krutoy. Music1 Russia was organized to promote the Company’s www.music1.com platform in the Commonwealth of Independent States (CIS) countries (comprised of participating states of the former Soviet Union). K1 Holdings contributed a nominal amount of capital to the joint venture. Net Element contributed to the joint venture (i) exclusive, non-assignable, royalty-free, perpetual, world-wide rights to use and operate the Internet domain www.music1.com, (ii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to use Net Element’s Launchpad computer system technology for the operation of Internet based contests, (iii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to integrate Net Element’s Music Brain technology into the website and (iv) $2 million in the form of an interest-free loan to maintain the operations of Music1 Russia (loan eliminates in consolidation). Mr. Krutoy also is providing certain advisory services to Music1 Russia pursuant to the Joint Venture Agreement. As consideration for such advisory services, Net Element agreed to issue Mr. Krutoy 5 million shares of restricted stock (equivalent to 125,000 shares of common stock of the Company post-Merger), with half of such shares issued within one month after he becomes Chairman of Music1 Russia and the other half of such shares issued within one month after the start of the second calendar year of his term as Chairman of Music1 Russia. As of the date of filing this Report, Mr. Krutoy has not been appointed Chairman of Music1 Russia and the foregoing shares were not issued to Mr. Krutoy.

On March 17, 2011, Net Element formed a subsidiary, Splinex LLC, a Florida limited liability company. Splinex, LLC was formed to work on developing technology and web services for use in the Company’s products and services and certain other licensed applications focused in the areas of three dimensional (3D) imagery and video. As of April 12, 2011, an aggregate 15% ownership interest in Splinex, LLC was issued to certain of its employees and consultants and is convertible into 75,000 shares of common stock of the Company.

On March 8, 2011, Net Element formed a wholly-owned subsidiary, Yapik LLC, a Florida limited liability company. On June 16, 2011, Net Element entered into a Subscription Agreement pursuant to which it sold a 15% ownership interest in Yapik LLC to Sergey Kaplan (who is the son-in-law of the Company’s director and majority stockholder, Mike Zoi), in exchange for a $100,000 investment in Yapik LLC, which was received on June 20, 2011. Mr. Kaplan had an option to convert the 15% ownership interest in Yapik LLC into 37,500 shares of the Company’s common stock. This conversion right was exercised on October 2, 2012. Yapik LLC was developing, and in the fourth quarter of 2011 launched a beta test version of, Yapik, a peer-to-peer communication and bartering application and service for mobile devices operating within and around colleges and universities in the United States. Upon completion of the beta tests, the Company decided to discontinue development efforts for Yapik and focus on developing a similar application called Komissionka for use in the Russian market. Komissionka enables users to buy, sell, barter or trade goods and services in Russia using geo-based (or location-based) technologies. The Komissionka application was introduced in Russia in the second quarter of 2012 on a pre-loaded smartphone sold by the mobile phone carrier MegaFon.

On February 1, 2011, Net Element purchased all of the equity interests in Motorsport, LLC from Enerfund, LLC, which is wholly-owned by the Company’s director and majority stockholder, Mike Zoi. As consideration for that acquisition, Net Element paid to Enerfund $130,000 and agreed to take over responsibility for the obligations of Motorsport, LLC under a Stock Purchase Agreement dated December 17, 2010 pursuant to which Motorsport, LLC would acquire all of the equity interests in Motorsport.com, Inc. At the time of Net Element’s acquisition of Motorsport, LLC, pursuant to the December 17, 2010 Stock Purchase Agreement, Motorsport, LLC had already acquired 80% of the outstanding common stock of Motorsport.com, Inc., although Motorsport, LLC remained obligated under the Stock Purchase Agreement to pay an aggregate of $450,000 to the sellers in four quarterly installments beginning on December 1, 2013. Pursuant to an amendment to the Stock Purchase Agreement dated January 10, 2012, that payment obligation was amended to provide that: (i) Motorsport, LLC must pay to the sellers $300,000 in cash in four equal annual installments of $75,000 each beginning on January 10, 2012, with each subsequent installment payable on each annual anniversary thereafter until such $300,000 is paid in full; and (ii) Net Element must issue to the sellers an aggregate of 33,333 shares of Net Element common stock. The first two annual $75,000 installments have been paid and such shares of Net Element common stock were issued to the sellers. The sellers have a security interest in the Internet domain names of Motorsport.com, Inc. as collateral for the Company’s and Motorsport’s remaining payment obligations.

The December 17, 2010 Stock Purchase Agreement provided Motorsport, LLC an option until December 16, 2018 to purchase the remaining 20% of the outstanding common stock of Motorsport.com, Inc. for a price per share of between $4.30 and $5.74 (or an aggregate of between $400,330 and $534,394) depending upon when the option was exercised, payable in either cash or shares of preferred stock of Motorsport.com, Inc. having an equivalent value. If the option were exercised before December 17, 2015, then the purchase price for the remaining 20% interests would have been $4.30 per share, or an aggregate of $400,330. Pursuant to the January 10, 2012 amendment to the Stock Purchase Agreement, Motorsport, LLC exercised its option to acquire the remaining 20% interests for a purchase price consisting solely of Net Element’s issuance to the sellers of an aggregate of 83,333 shares of its common stock.

Also on February 1, 2011, Net Element purchased all of the equity interests in Music1, LLC from Enerfund for an aggregate purchase price of $15,000. On November 8, 2010, Music1, LLC purchased a 97% interest in A&R Music Live, LLC from Stephen Strother, the founder and former President of Music1. In connection with that purchase, Mr. Strother granted a royalty free license to Music1, LLC to use certain technology owned by him for the term of his employment agreement. Pursuant to an agreement dated January 31, 2013, we ceased all operations of A&R Music Live, LLC and terminated Mr. Strother’s employment as of January 31, 2013, with agreement to pay him $150,000 over the next twelve months and to transfer and assign to him our 97% interest in A&R Music Live, LLC, the internet domain name www.arlive.com and related intellectual property rights (which transfers and assignments were completed on February 8, 2013). As of February 8, 2013, Mr. Strother owned a 100% interest in and operates A&R Music Live, LLC. The Company retained ownership of and rights to www.music1.com and www.music1.ru.

On December 14, 2010, Net Element acquired all of the membership interests in Openfilm, LLC by exchanging for such interests an aggregate of 2,680,961 shares of Net Element common stock to the security holders of Openfilm, of which 1,148,438 shares were issued to Enerfund, LLC (a company controlled by the Company’s director and majority stockholder, Mike Zoi), 726,563 shares were issued to MZ Capital, LLC (a company controlled by Mike Zoi), 623,750 shares were issued to Dmitry Kozko (who is a director and President of the Company) and an aggregate of 182,211 shares were issued to the remaining seven non-controlling security holders of Openfilm. Openfilm is a Florida limited liability company engaged in the development of technology and operation of a website that supports the advancement of independent film on the Internet.

On July 17, 2008, Net Element established a 51%-owned joint venture known as Korlea-TOT Energy s.r.o. (“Korlea-TOT”) with Korlea Invest Holding AG of Switzerland (“Korlea”), which is a provider and trader of energy assets in the Czech Republic. Korlea-TOT was expected to assist in the marketing of oil assets sourced by Net Element and its contacts and affiliates. Korlea-TOT has had no business activity to date. Net Element deconsolidated Korlea-TOT as of January 1, 2011 and adjusted the investment to zero given the uncertainty of a successful unwind at that time. We transferred our ownership interest in Korlea-TOT to Korlea on October 26, 2012 in exchange for a cash payment equal to 51% of the cash balance in the joint venture, approximately $37,264. The Company incurred legal and filing expenses of $5,159 in connection with the transaction. Both of these amounts were recorded to other income in the fourth quarter of 2012.

Business Description

The Company is a technology driven Internet group with websites and mobile applications that fit within one of two general categories, the first being mobile commerce and payment processing for electronic commerce and the second being entertainment and culture Internet destinations. We operate a mobile commerce payment-processing business in Russia and we are seeking to expand that business into other emerging markets. In addition, we develop and operate online media products (websites and mobile applications) in the peer-to-peer application, music, motorsport and film markets, each as more fully described below. We intend to continue to seek additional opportunities, including in emerging markets, to exploit our technologies in other vertical markets.

Mobile commerce and payment processing for electronic commerce (TOT Money)

TOT Money is a mobile payment processor and mobile commerce provider that facilitates the payment, aggregation and distribution of mobile transactions. A mobile payment processing system provides a means for clients to charge their users for their goods or services. Our clients include wireless carriers, content providers and merchants. TOT Money offers a broad array of payment options, including WebMoney or clearing settlement on any working day on a client’s request, as well as flexible interface that allows projecting and creating any kind of SMS services.

We believe there are many ways to use TOT Money’s services, including the following:

•	Mobile Web Content — We believe that SMS billing is the most natural way of paying for access to mobile website content (targeting cell phone, communicator and personal digital assistant (PDA) users). Examples of mobile web content that can use our services include sales of screensavers, ringtones, e-books, java-games, news feeds or dating services.

•	Mobile Banking — Progressive banks can use our services to inform their clients about transactions carried out, to automatically block lost credit cards and for marketing and news distribution.

•	Public Bulletin Boards and Message Boards — Public bulletin boards and message boards can use our services for uploading user pictures or other content, highlighting messages, attaching topics for a definite period, or access to password protected sites.

•	Social Networks — Examples of how social networks can use our services include enlarging storage space for photos, videos and other files, or for SMS polls and surveys.

•	Affiliate Marketing Programs — Affiliate marketing programs (in which a business rewards one or more affiliates for each visitor or customer brought about by the affiliate’s own marketing efforts) can advertise using SMS services.

An additional feature of our payment processing services includes verification of a user’s uniqueness for preventing fraud.

Initially, we planned to adapt the existing revenue sharing platform used in Openfilm.com to a mobile commerce payment platform. However, TOT Money currently is using on a trial basis for no consideration the payment processing systems of RM Invest, which is another payment processing business operating in Russia that is 20% owned by TOT Money’s general director, Tcahai Hairullaevich Katcaev. RM Invest has agreed to allow TOT Money the right to use RM Invest’s systems indefinitely for as long as needed for evaluation purposes in determining whether TOT Money may have an interest in purchasing RM Invest’s systems. TOT Money is concurrently seeking a way to buy, license or build its own mobile payment processing system.

TOT Money launched its operations during the third quarter of 2012 and, during the second half of 2012, TOT Money entered into contracts with the three largest mobile phone operators in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom, to facilitate payments using SMS and MMS for their mobile phone subscribers in Russia. TOT Money generated approximately $1.3 million (or 93%) of the Company’s $1.4 million of total net revenues during the year ended December 31, 2012. 57% of TOT Money’s net revenues during the year ended December 31, 2012 were derived from TOT Money’s contract with Mobile TeleSystems OJSC and 31% of TOT Money’s net revenues during the year ended December 31, 2012 were derived from TOT Money’s contract with OJSC VimpelCom.

Entertainment and culture Internet destinations

Music1 Russia

OOO Music1 (“Music1 Russia”) is a Russian limited liability company that was organized as a partnership with Igor Yakovlevich Krutoy, a Russian composer, performer, producer and music promoter. Music1 Russia promotes the Company’s music1.com platform in the Commonwealth of Independent States (CIS) countries. Music1.ru was officially opened for public access in the third quarter of 2012. Music1 mobile application for iOS and Android were launched in December 2012. Music1.ru offers certain digital assets of Igor Yakovlevich Krutoy and his affiliate companies, including ARS Holding and the NewWave International contest (comparable to American Idol in United States). Revenues are expected to be generated through royalty fees and third party advertising on the platform.

Motorsport.com

Motorsport.com is a news and information service that operates a website (motorsport.com) that distributes content related to the motor sports industry to racing enthusiasts all over the world. The website features a graphic-based interface and is a database-driven site with a multi-channel navigation structure, including, News, Features, Photos, Statistics, Directory, Online Competitions and Forums. In the past decade, motorsport.com has established its reputation as a reliable source of news and content by covering major international racing series and events. Motorsport.com won the American Auto Racing Writers and Broadcasters Association (AARWBA) Award for Best Professional Racing Website for eight straight years (2004 to 2011).

Motorsport.com has been in operation for over 13 years and is a mature online media company with an established brand name. According to Google Analytics, in 2012, motorsport.com received approximately 25 million page views (representing approximately 18% year-over-year growth compared to 2011) from 2.4 million unique visitors.

Content

Content on motorsport.com is in text format (news articles, stories, race reports, interviews, feature stories), photo images, video (files and embedded) and statistical information. In 2012, motorsport.com published approximately 15,000 news articles, approximately 220,000 photo images and approximately 2,200 videos (video files and embedded code). As of December 31, 2012, motorsport.com had an archived content database of approximately 430,000 news articles (dating back to 1994), approximately 1,498,000 photos (dating back to 1901) and approximately 4,100 videos (video files and embedded code). The photo content is obtained from motorsport.com regular photographers, guest photographers, copyright-free for media use photo material (primarily from race teams, events, drivers, series, manufacturers, etc.) and photo agencies.

News content is obtained from Motorsport.com staff, regular contributors, special guest contributors, press releases and other press material from race teams, events, drivers, series, manufacturers and news organizations. Magazine content is obtained primarily from motorsport.com regular contributors, and, to a lesser extent, from special guest contributors. Most news content is provided in advertising supported formats. Motorsport.com also offers free email newsletters sent on a weekly basis to subscribers.

Statistical content is derived primarily from publicly available records and databases.

The motorsport.com website also hosts various forums where racing enthusiasts can participate in real-time discussions and share stories, opinions and photos with others in the forum community.

Growth Strategy

The Company believes that, through its proprietary online platforms and technologies developed initially for Openfilm, the Company will evolve motorsport.com into a multimedia destination for motor racing enthusiasts and advertisers on the Internet and mobile devices. During 2012, the Company expanded motorsport.com’s continued media offerings to include more video content (a process initiated in 2011) while at the same time reinforcing its news/text and photo content. The Company believes that it can increase the brand and traffic of motorsport.com and obtain additional content and partnerships with companies that are looking for additional distribution channels and cross promotion opportunities. The Company has established relationships with YouTube and others pursuant to which it syndicates its content out for potential revenue opportunities and exposure. The Company also believes that it can provide a compelling value proposition for advertisers on motorsport.com.

With the Company’s proprietary technologies and know-how, it is now offering user generated content on motorsport.com in the form of uploaded racing related videos and images and more interactive features. During 2012, the Company added capabilities for users to place comments at various points within a video upload and other users to be able to preview and then jump forward to that point if they find the comments of interest. Users are able to cross reference their content with content already found on the website, thus generating more views using relevant navigation by other users. For example, a captured photo of an event can be uploaded and tagged, which can be automatically matched and distributed to those users on the website that the Company’s proprietary system determines would be interested in the photo based on similar preferences and other criteria.

Motorsport.com continues to develop social media content and tools, both online, offline and at race events, which enables users to follow their favorite profiles, users, teams, drivers, tracks and sponsors, as well as other control and interactive features. Motorsport.com has also strengthened its presence on leading social media platforms, such as Facebook, and now has an important social media base (more than 140,000 active followers who engage with motorsport.com’s Facebook page).

Revenue Streams

Motorsport.com revenues are derived primarily from display advertising placement on the website. Motorsport.com currently partners with Google AdSense in America and Xprima in Canada with respect to display advertising. Motorsport.com seeks to leverage the technologies and relationships developed by Openfilm to increase the CPM (cost per 1,000 views) return on traffic generated through the motorsport.com website and is developing additional advertising programs.

Motorsport.com plans to offer racing related classified ads as a means of offering a value-added service for users and increasing revenue by offering to sell related services such as premium ad placement, bold headlines, additional photos, and other premium ad services.

Additional subscription-based revenue streams are being developed that will offer users multiple levels of membership, including premium content, personal fan pages, e-mail accounts, fantasy racing, product promotion and other services. Merchandise are expected to eventually be showcased throughout the website based on relevancy, navigation and interest preferences determined by the Company’s proprietary systems.

Openfilm

Openfilm is an online media company that supports a community of independent film enthusiasts and filmmakers. Openfilm owns and operates the website openfilm.com, which is based on a proprietary video platform and certain know-how and methods developed by Openfilm that unite elements of the film industry that the Company believes are of most interest and value to Openfilm’s users in a single location. Openfilm derives revenues from license fees, video advertising, display advertising and membership fees, as well as contest entry fees, as discussed more fully below.

Openfilm has developed an award-winning website that currently showcases over 9,300 films of various lengths and genres, aggregated from film festivals, film schools and independent filmmakers from around the world. Most films are displayed online in high definition (HD) video format and filmmakers are able to upload their films and interact with other users through a social networking platform.

Openfilm offers aspiring filmmakers an opportunity to have their work screened by a distinguished group of Hollywood insiders who make up the Openfilm Advisory Board, including actor James Caan (Chairman of the Openfilm Advisory Board as well as a director of the Company), actor Robert Duvall, film director Marc Rydell and actor and filmmaker Scott Caan. Advisory Board members collectively act as a group of mentors who interact with Openfilm’s premium members through public events and online web chats on a periodic basis. The Advisory Board members also serve as judges for various competitions promoted by Openfilm.

The proprietary technologies and software platform developed for Openfilm has potential applications in other vertical online markets that the Company believes will enable it to generate revenues through software licensing, market reporting, e-commerce transactions, festival services and/or other similar products and services. The Company believes that Openfilm is well positioned to capitalize on the independent film market, as well as the online advertising market.

Openfilm Growth Strategy

Openfilm intends to grow its membership base organically and also acquire online properties with targeted communities to increase the membership and traffic to openfilm.com. The Company believes that increasing traffic to openfilm.com will lead to a network effect and provide an enhanced value proposition for advertisers and festivals that will lead to increasing their purchase of services from openfilm.com. Openfilm also intends to seek out partners that can help reach a larger audience.

Revenue Streams

Openfilm generates revenue from licensing software technology, third-party advertising on openfilm.com and, to a lesser extent, membership subscriptions.

Openfilm monetizes its video content library through targeted advertising based on direct sales and distribution of films uploaded by its members. Openfilm usually charges CPM (cost per 1,000 views) rates for video and banner ad placements throughout the site.

Openfilm sells licenses to the Launchpad software.

Openfilm also generates revenues from premium monthly subscriptions to openfilm.com ranging from $2.95 to $9.95 per month.

Openfilm Distribution Arrangements

Openfilm has secured distribution partnerships to create additional exposure and potential revenue sources for both Openfilm and its filmmaker members. These partnerships include arrangements with TiVo, Inc. — owner of the TiVo digital video recording device, MiniWeb Technologies Limited — a TV/Internet video distribution services company based in the UK (which released an application called Woomi for Samsung “Internet-ready” TVs and DVD players that also allows Openfilm content to be viewed by these devices), Boxee, Inc. — a digital device company that provides Internet and social applications through TV sets, Blinkx and Roku. Most of these distribution arrangements permit Openfilm and its filmmakers to distribute content that includes embedded advertising that can yield additional revenues to Openfilm and its filmmaker members. Openfilm also has an agreement with HCCTV (Houston Community College Television on local Comcast channel 12), a Houston-based cable channel.

Proprietary Technologies

The Company generally relies on a combination of trade secret, copyright, trademark and patent law to protect its proprietary rights in its intellectual properties. The Company, directly and through certain of its subsidiaries, owns and has applied for certain trademarks or service marks, including the marks “Net Element,” “Motorsport.com,” “Music1,” “Openfilm,” “Openfilm Launchpad” and “LegalGuru.” Certain employees and/or consultants of the Company have several pending patent applications, including a patent application for a mobile social networking application, a patent application related to Launchpad and a patent application related to Music Brain. We are in the process of seeking to have each of these patent applications assigned to the Company or one of its subsidiaries. We otherwise currently rely primarily on trade secret and copyright law to protect our proprietary rights in our intellectual properties. Although our customers use our proprietary software in object code form, no assurance can be given that unauthorized third parties will not be able to copy such software. In addition, there can be no assurance that the Company’s competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to the Company’s products and services. The Company could incur substantial costs in defending its rights to its intellectual properties in litigation brought by third parties, or in seeking a determination of the scope and validity of the proprietary intellectual property rights of others.

The Openfilm contest management system, called Launchpad, uses various methods and algorithms to conduct and manage online contests of any form. The system enables Openfilm to offer third party branded online contests, with robust backend functionality that allows control of the contest with minimal technical training. Launchpad controls offer contest hosts the ability to receive, filter and judge submissions in a quick and easy manner. Submissions can be in the form of video files, audio and other common digital formats. The system is designed to provide scalability in functionality and application processing. Launchpad includes a comparison module, which allows individuals to upload their content and match the content to current and upcoming contests in the database, thus ensuring compatibility with format and other contest criteria. Although the Company believes that film festivals are a natural fit for employing the Launchpad platform, as it can help them reduce administrative expenses and streamline the submission and judging process, it can also be an effective tool in the corporate and education sectors and other areas that may need a resource or talent management system.

Subconscious user behavior tracking is another proprietary technology that we are developing, which monitors viewers as they interact with Internet websites. Content on sites and services are coded using mathematical algorithms to arrange content based on its collective and/or average evaluations. The resulting data gathered through user experiences can be used in a variety of ways. This preference monitoring system can assist Openfilm’s advertising clients in directed marketing campaigns and can provide Openfilm with effective and reliable audience participation in its offerings. Our engineers are developing similar applications and technical trials for use in Motorsport’s and Music1’s prototypes.

Openfilm currently offers, to a limited extent, video with programmable story lines that allow content creators to offer interactive experiences for their viewers, such as selection of alternative movie endings. The future Openfilm interactive system will allow digital product placement of any branded item into any frame of content. The Company believes that dynamic tracking of the insertion and user interaction may help advertisers better determine what frames within videos to place their brand for maximum exposure and return on investment.

Music Brain is a tool for predicting musical user preferences based on visual user preferences. The voting for songs and images, and other metrics are used to identify user preferences and apply them in other intuitive situations. Music Brain suggests playlists and songs for a particular user based on prior preference metrics and behaviors. Music Brain utilizes advanced mathematical algorithms and implements psychological models for accurate prediction of song preferences and general music interests.

Development Team

The Company’s technology development team consists of more than 53 staff engineers. The majority of the team has been working together for the past several years to enhance the Openfilm website and develop new proprietary features that will bring additional functionality to users and revenue sources to Openfilm, as well as Komissionka, Music1 Russia, Motorsport and LegalGuru. The Company’s technology development is conducted primarily in facilities located in Dnepropetrovsk, Ukraine and Yekaterinburg, Russia through the Company’s wholly-owned subsidiary Netlab Systems, LLC. The Company believes that overall product development costs are significantly less than what the costs would be for comparable facilities and staff in the United States.

Product Development

The Company believes that its future success depends in part upon the timely enhancement of existing products and the development of new applications, products and services. The Company is currently developing new software products and live services relating to information management with broad applications in commercial markets and enhancing existing products to improve price and performance, expand product capabilities, simplify user interfaces, help define and support emerging industry standards, and develop interoperability with most products and devices commonly used in the Company’s targeted markets.

For the years ended December 31, 2012 and 2011, the Company’s research and development expenses (which the Company refers to as product development expenses) were $327,847 and $113,159, respectively.

Regulation

Various aspects of the Company’s business are subject to U.S. and non-U.S. federal, state and local regulation. The operations of the Company’s subsidiary, TOT Money, are subject to regulation in Russia and may become subject to the laws and regulations of additional foreign jurisdictions as and when its business expands into additional markets. Many domestic and foreign laws and regulations that affect companies conducting business on the Internet and companies transmitting user information and payments via text message or other electronic means are still evolving and the interpretation of such laws and regulations are often uncertain. Failure to comply with applicable laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties and/or fines. The services of TOT Money to mobile phone carriers also are subject to certain of the rules and policies of such carriers and ongoing contractual covenants with such carriers, the violation of which may result in penalties and/or fines and possible termination of TOT Money’s services.

Laws and Rules of the Russian Federation

The relationships between TOT Money and telecommunications carriers in Russia are governed by the general rules of civil law for the provision of services (Chapter 39 of the Civil Code of the Russian Federation). In addition, because the “information and entertainment services” (content services) provided by TOT Money are inextricably linked with the networks of telecommunications carriers, these services are subject to the requirements of the Rules of Mobile Communications Services Provision, approved by the Decree of the Russian Federation Government dated May 25, 2005 No. 328. These Rules govern the relationship between a customer using mobile communication services and a telecommunications carrier in respect of mobile radio communications services, mobile radiotelephone services and/or mobile satellite radio services in the public network. Although TOT Money is not a telecommunications carrier, many requirements of such Rules are present in TOT Money’s contracts with telecommunications carriers, and such contracts impose responsibility and liability on TOT Money for violations.

TOT Money has a license for the provision of telematics services in Russia. TOT Money is considered an operator of telematic services in Russia because it has a direct connection to equipment of telecommunications carriers and it effects electronic communications (i.e., receiving, processing and/or transmitting electronic messages). Operators of telematics services in Russia are regulated by the Federal Law “On Communication” dated July 2, 2003 No. 126-FZ. This Federal Law provides the legal basis for activity in the field of communications in the Russian Federation and territories under the Russian Federation jurisdiction, defines the powers of public authorities in the field of communications, as well as the rights and responsibilities of persons involved in such activities or using communication services. TOT Money also is subject to the Rules of Telematics Services Provision approved by the Decree of the Russian Federation Government dated September 10, 2007 No. 575. These Rules govern the relationship between a customer or a user, on the one hand, and a telecommunications carrier providing telematic communication services, on the other hand, in the provision of telematic communication services.

The activity of TOT Money to some extent is regulated by the Federal Law “On Operational and Investigative Activities” dated August 12, 1995 No. 144-FZ. This Federal Law determines the content of the operational and investigative activities in the Russian Federation, and provides for a system of guarantees in the process of operational and investigative operations. Operational and investigative activities include activities carried out openly and secretly by operational branches of certain government bodies in order to protect life, health, rights and freedoms of the person and the citizen, property, security of the society and the state from criminal attacks.

In carrying out activities on the Internet in Russia, TOT Money is subject to the Federal Law “On Advertising” dated March 13, 2006 No. 38-FZ. The objectives of this Federal Law are the development of markets for goods and services based on the principles of fair competition, ensuring the common economic space in the Russian Federation, the realization of the rights of consumers to receive fair and accurate advertising, creating favorable conditions for the production and distribution of public service announcements, preventions of violations of the Russian Federation on advertising, as well as the suppression of improper advertising. TOT Money’s activities on the Internet in Russia also are subject to the Federal Law “On Protection of Children from Information Harmful to Health” dated December 29, 2010 No. 436-FZ. This Federal Law provides regulations protecting children from information harmful to their health and/or development.

Rules and Policies of and Contractual Covenants with Mobile Phone Carriers

While not governmental regulation, TOT Money is subject to certain of the rules and policies of mobile phone carriers to which TOT Money provides payment processing services and ongoing contractual covenants with such mobile phone carriers. The mobile phone carriers may from time to time update or otherwise modify or supplement their rules and policies. TOT Money periodically is subject to the imposition of fines or penalties as a result of failure to comply with such rules, policies and/or contractual covenants. TOT Money’s failure to comply with the mobile phone carriers’ respective requirements or to pay the fines or penalties they impose could result in the termination of TOT Money’s services.

Other Laws and Regulations

Since TOT Money, Komissionka, Music1 Russia, Motorsport and Openfilm collect certain information from members and users on their respective platforms or websites, such entities will be subject to current and future government regulations regarding the collection, use and safeguarding of consumer information over the Internet and mobile communication devices. These regulations and laws may involve taxation, tariffs, user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, consumer protection and electronic payment services. In many cases, it may be unclear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet or mobile communication services as the vast majority of these laws were adopted prior to the advent of these technologies and do not contemplate or address the unique issues raised by the Internet and e-commerce.

There are a number of legislative proposals that are anticipated or pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect the Company. Many states, for example, have already passed laws requiring notification to subscribers when there is a security breach of personal data. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with the Company’s data practices. If so, in addition to the possibility of fines, this could result in an order requiring that the Company change its data practices, which could have an adverse effect on its business.

Legislation could be passed that limits the Company’s ability to use or store information about the Company’s users. The Federal Trade Commission (the “FTC”) and various states have established regulatory guidelines issued under the Federal Trade Commission Act and various state acts, respectively, that govern the collection, use and storage of consumer information, establishing principles relating to notice, consent, access and data integrity and security. The Company’s practices are designed to comply with these guidelines. For example, the Company discloses that it collects a range of information about its users, such as their names, email addresses, search histories and activity on the Company’s platform. The Company also uses and stores such information primarily to personalize the experience on its platforms, provide customer support and display relevant advertising. While the Company does not sell or share personally identifiable information with third parties for direct marketing purposes, the Company does have relationships with third parties that may allow them access to user information for other purposes.

The Company believes its policies and practices comply with the FTC privacy guidelines and other applicable laws and regulations. However, if the Company’s belief proves incorrect, or if these guidelines, laws or regulations or their interpretations change or new legislation or regulations are enacted, the Company may be compelled to provide additional disclosures to its users, obtain additional consents from its users before collecting or using their information or implement new safeguards to help its users manage the Company’s (or others’) use of their information, among other changes.

Competition

TOT Money

TOT Money primarily competes with other companies operating in the SMS (short message services) payment processing market in Russia, which market is primarily controlled by four companies, Pervii Alternativni, Incore Media, iFree and TOT Money. Certain of TOT Money’s competitors have been in business longer than TOT Money and have significantly greater financial and other resources than TOT Money. In order to successfully increase its business in that market, the Company must convince mobile phone carriers and content providers to use TOT Money’s services over competitive platforms that may already be in use. The Company believes that TOT Money will be able to effectively compete in the SMS payment processing market in Russia based primarily upon industry relationships of certain of its directors and officers, as well as on the basis of services offered, functionality and ease of use of features offered. Failure to successfully continue developing TOT Money’s payment processing operations, maintain TOT Money’s existing contracts with mobile phone carriers and content providers and enter into additional contracts with mobile phone carriers and content providers to use TOT Money’s services may harm the Company’s revenue and business prospects.

Music1 Russia

The Music1 end-user products include the Music1.ru website, mobile application for iOS and Android platforms and a Chrome browser plugin. These products compete for end users in the worldwide market with other web-based companies, some of which are larger and more established, including but not limited to Yandex Music (Russia), a section within a popular Russian search engine that houses a large library of Russian and worldwide music, and music.ivi.ru (Russia), which is another popular destination online in Russia that houses music and film. Music1 end-user products plan to compete with these competitors using a focused library of only Russian music content, leveraging the Company’s Music Brain intellectual property for personalized streaming of content and by aggregating the largest library of Russian music content, so when someone uses a search engine to discover, listen or watch Russian music, the Company’s domain Music1.ru shows up in top results.

Music1 also is building a digital distribution product that will compete with established aggregations and digital distributors, such as The Orchard, a global music distribution company since 1997, and Believe Digital, a leading digital distributor and services provider for independent artists & labels in Europe. Music1’s digital distribution product plans to complete with above competitors based on the Company’s experience and knowledge of the Russian markets, existing artist and label relationships (through the Company’s partnership with Igor Yakovlevich Krutoy) and functionality and ease of use of the product. The Company believes that Music1’s current competitors have relatively outdated platforms compared to the products being developed by Music1.

Motorsport.com

Motorsport.com competes with other websites aimed at motorsport fans, providing news, event photos and merchandise. According to Alexa.com, as of March 8, 2013, motorsport.com was ranked 62,057 for most trafficked websites world-wide, 204th in relation to all racing related websites (out of 34,188) and 4th in relation to all racing news and media websites (out of 136). The rank is calculated using a combination of average daily visitors and page views over the past month (February) among Internet users that have the Alexa.com toolbar installed.

Motorsport.com competes with other, well-established companies, such as Autosport.com, based in the UK and part of Haymarket Publishing, which has the advantage of viewer support from traditional weekly print magazines, including Autosport magazine and F1 Racing magazine, and Crash.net, which is an online media publishing house and multimedia agency (Crash Media) that also has the support of publications like Autocourse, Rallycourse and Motocourse. Additionally, Motorsport.com competes with websites that are sponsored by cable TV channels, such as Speedtv.com, a U.S.-based motorsport portal that has the advantage of support from its related cable TV channel in the U.S. and Canada. Other competitors of Motorsport.com include racing series sites (Formula1.com, NASCAR.com, etc.), sports websites that also cover motor racing (espnf1.com, BBC Sport, sports.yahoo.com, itv.com F1 Sport, etc.), and vertical motor racing sites that focus on only one form of racing (jayski.com, Planet F1, etc.). Motorsport.com also competes with hundreds of smaller websites and independent blogs.

Motorsport.com competes primarily on the basis of the content and services offered, the relevance of news and photos, reliability, brand loyalty, functionality and ease of use of website features, and in the future plans to compete based on the perceived value and cost of premium membership and other fee-based services.

Openfilm

Many of the companies with whom Openfilm competes or expects to compete have substantially greater financial resources, product development capabilities, sales and marketing staffs and distribution channels and are better known than Openfilm. The Company believes that the principal factors affecting Openfilm’s ability to compete are the accessibility, functionality and ease of use of the Openfilm website, and the compelling nature of the value proposition to advertisers and brands, as well as the performance and features of the Openfilm platform and other applications and solutions offered by Openfilm, the effectiveness of marketing efforts, the success of its video contests and film production and distribution abilities and pricing of membership and other offers. Openfilm believes that it can successfully differentiate itself from its competitors due to its proprietary technologies, its focus on independent filmmakers and their content, and the celebrities who make up the Openfilm Advisory Board.

The Company believes that the proprietary technologies utilized by Openfilm are not commonly found in the online video-sharing world and thus provide a distinct competitive advantage for Openfilm primarily because of the ability of Openfilm to deploy customized solutions for its members, advertisers and others.

Employees

The total number of the Company’s employees at March 15, 2013 was 64 people. Of such 64 people, 32 were full-time consultants and 32 were full-time employees.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, as well as the preceding “Business” section of this Report, before engaging in any transaction in our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations and/or prospects, and cause the value of our securities to decline, which could cause you to lose all or part of your investment.

Risks Related to Our Business Generally:

Our financial condition creates doubt as to whether we will continue as a going concern. If we do not continue as a going concern, investors may lose their entire investment.

Since our inception, we have incurred significant operating losses. We had negative cash flows from operating activities of $25.2 million for the year ended December 31, 2012 and an accumulated deficit of $70.2 million at December 31, 2012. While we had working capital of $16.6 million at December 31, 2012, our current assets at December 31, 2012 included $2.1 million of restricted cash and receivables totaling $21.8 million (consisting of $6.1 million of net notes receivable, $10.9 million of accounts receivable and $4.8 million of receivables from advances to aggregators). The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2012 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. As of the date this Report was filed with the Commission, management expects that our cash flows from operations and remaining unrestricted cash since completion of our merger with Net Element will not be sufficient to fund our current operations through 2013. We will require significant additional capital in order to continue our existing business operations and to fund our obligations contemplated by our proposed acquisition of Unified Payments (see “Recent Developments” in Part I, Item 1 of this Report). We currently believe that we will require an additional $12 million in financing to continue operations as currently conducted, complete our acquisition of Unified Payments, continue the operations of Unified Payments’ and our combined payment processing businesses and to pay for other currently anticipated capital expenditures over the next 12 months. We have historically been dependent upon our director and majority stockholder, Mike Zoi (including entities directly or indirectly controlled by Mr. Zoi), and/or other affiliates of the Company, to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

We have a significant amount of outstanding receivables, which, if not collected, may have material adverse effects on our financial condition, results of operations and future business prospects.

Our current assets as of December 31, 2012 totaled approximately $27.9 million. This amount includes approximately $10.9 million of outstanding receivables (representing 39% of our total current assets at December 31, 2012), $6.1 million of net notes receivable and $4.8 million of outstanding advances to aggregators. Aggregators are businesses that contract for content from hundreds or thousands of content providers and provide aggregated processing volume to TOT Money. Due to our limited experience with advances to aggregators, our management has determined to maintain a reserve of approximately 10% of the outstanding balance as a general reserve for these unsecured advances. As of December 31, 2012, we reserved $550,000 on an outstanding aggregator advance balance of $5.3 million. Our outstanding notes receivable as of December 31, 2012 consisted of a $5.2 million principal amount loan to RM Invest, which is a payment processing business in Russia whose payment processing systems are currently used by TOT Money, and a $1.8 million loan to Infratont Equities, Inc. Through April 12, 2013, Infratont Equities repaid $900,000 of its loan. However, as of December 31, 2012, we recorded a reserve for loan losses of $891,475 relating to the loan to Infratont Equities primarily because we were unable to review the financial information or the collateral value of the borrower as of that date. While, as of the date of filing this Report with the Commission, we were not aware of any additional potential issues with the collectability of our outstanding receivables, if any significant portion of our outstanding receivables were not collected it may have material adverse effects on our financial condition and results of operations and, as a result, our future business prospects.

We have a limited operating history upon which an evaluation of our prospects can be made. For that reason, it would be difficult for a potential investor to judge our prospects for success.

We recently launched the operations of our mobile payment processing business during the third quarter of 2012. In addition, since April 1, 2010, we have pursued a strategy to develop and acquire technology and applications for use in the online media industry. We completed our first significant acquisition in furtherance of that strategy on December 14, 2010. There can be no assurance that we will be able to maintain or increase revenues from our existing operations, or whether our proposed future operations will be implemented successfully or that we will ever have profits. If we are unable to successfully maintain and continue developing our operations, you may lose your entire investment. We face all of the risks inherent in a new business, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including the need for significant additional capital and management’s potential underestimation of initial and ongoing costs. As a new business, we may encounter delays and other problems in connection with developing our operations and our Internet websites, applications and technologies. We also face the risk that we may not be able to effectively implement our business plans and strategies. In evaluating our business and prospects, these difficulties should be considered. If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they come due.

Our management has identified continued material weaknesses in our internal controls as of December 31, 2012, which, if not properly remedied, could result in material misstatements in our financial statements.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in Item 9A of this Report, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2012: (i) inadequate policies and procedures regarding the design of the control and formal written documentation; (ii) inadequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions; (iii) because our audit committee was recently composed and we recently added certain new directors and executive management and recently changed the composition of our subsidiaries, there has been insufficient time to establish adequate Best of Practice procedures; (iv) as a result of our relatively small accounting staff and not having the required infrastructure for meeting the demands of being a U.S. public company, we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation and external financial reporting procedures; (v) we lack general computer controls surrounding the billing and financial reporting system in one of our Russian subsidiaries; and (vi) our management has limited ability to monitor the design and operating effectiveness of our internal controls. These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a consistent basis. Management intends to focus its remediation efforts in the near term on designing revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as our business develops and resources permit. If we are not able to adequately address the material weaknesses in our internal controls, it is possible that a material misstatement of our annual or interim financial statements will not be timely prevented or detected. Any failure in preventing or detecting a material misstatement of our annual or interim financial results could have a material adverse effect on our stock price and on our results of operations, could make it more difficult for us to obtain additional financing as needed and could have additional material adverse consequences.

Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences.

We have built our current business primarily through acquisitions of intellectual property and other assets, and we intend to selectively pursue strategic acquisitions in the future. Most recently, on March 8, 2013, we entered into a binding term sheet to acquire all of the business assets of Unified Payments, LLC, a provider of transaction processing services and payment-enabling technologies to small, medium and large merchants across the United States (for additional information, see “Recent Developments” in Part I, Item 1 of this Report). Future acquisitions (including our proposed acquisition of Unified Payments) could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future or even past acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of significant amounts of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could negatively affect our financial condition.

We are dependent upon certain key relationships. If any of our key relationships were to deteriorate, our business prospects, financial condition and results of operations could be materially adversely affected.

Our success, particularly the success of our payment processing business, is dependent, in part, upon industry relationships of certain of our directors, including our director, Kenges Rakishev, and our director and majority stockholder, Mike Zoi. If we were to lose the services of Mr. Rakishev or Mr. Zoi, or if the industry relationships of Mr. Rakishev or Mr. Zoi on which we rely were to deteriorate, our business prospects, financial condition and results of operations could be materially adversely affected. To our knowledge, neither Mr. Rakishev nor Mr. Zoi currently has any plans to retire or leave us in the near future, and we are not aware of any material adverse developments in Mr. Rakishev’s or Mr. Zoi’s industry relationships. We do not have “key person” insurance on the lives of Mr. Rakishev or Mr. Zoi or any other member of our management team.

We may not timely and effectively scale and adapt our existing technology and network infrastructure to ensure that our systems, websites and applications are continuously accessible.

It is important to our success that users be able to use our systems and access our websites and applications at all times. We have previously experienced, and may experience in the future, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, and denial of service, fraud or security attacks. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve the availability of our systems, websites and applications, especially during peak usage times and as our solutions become more complex and our user traffic increases. If our systems, websites or applications are unavailable when users attempt to access them or they do not operate or load as quickly as they expect, our business partners may discontinue using our services, and users of our websites may seek other services to obtain the information they seek and may not return to our websites as often in the future or at all. This would negatively impact our ability to maintain and increase our payment processing business and attract users and advertisers to our websites. We expect to continue to make significant investments to maintain and improve the availability of our systems, websites and applications and to enable rapid releases of new versions and new content and features. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technologies and network architecture to accommodate actual and anticipated changes in technology, our business prospects and operating results may be adversely affected.

If we fail to adequately protect or enforce our intellectual property rights, competitors may create and market products and services similar to ours. In addition, we may be subject to intellectual property litigation and infringement claims by third parties.

Our ability to compete effectively is dependent in part upon the proprietary nature of our technologies and software platforms. We generally rely on a combination of trade secret, copyright, trademark and patent law to protect our proprietary rights in our intellectual properties. We (directly and through certain of our subsidiaries) own and have applied for certain trademarks or service marks, including the marks “Net Element,” “Motorsport.com,” “Music1,” “Openfilm,” “Openfilm Launchpad” and “LegalGuru.” Certain of our employees and/or consultants have several pending patent applications, including a patent application for a mobile social networking application, a patent application related to Launchpad and a patent application related to Music Brain. We are in the process of seeking to have each of these patent applications assigned to us or one of our subsidiaries. We otherwise currently rely primarily on trade secret and copyright law to protect our proprietary rights in our intellectual properties. Although we attempt to protect our proprietary technologies through trade secrets, trademarks, patents and license and other agreements, these may be insufficient. In addition, if we license our software to non-U.S. countries, because of differences in foreign laws concerning proprietary rights, our intellectual properties may not receive the same degree of protection in non-U.S. countries as they would in the United States. Although our customers use our proprietary software in object code form, no assurance can be given that unauthorized third parties will not be able to copy such software. We may not always be able to successfully protect or enforce our proprietary properties against competitors, which may materially adversely affect our business prospects, financial condition and results of operations. In addition, there can be no assurance that our competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to ours, which also could materially adversely affect our business prospects, financial condition and results of operations.

In addition, although we do not believe that our intellectual properties infringe the rights of others and while to date we have not been subject to such claims, we may be exposed to, or threatened with, future litigation by other parties alleging that our technologies infringe their intellectual property rights. Any intellectual property claims, regardless of their merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination in any intellectual property claim could require us to pay damages and/or stop using our technologies and other material found to be in violation of another party’s rights and could prevent us from licensing our technologies to others. In order to avoid these restrictions, we may have to seek a license. Such a license may not be available on reasonable terms, could require us to pay significant license fees and may significantly increase our operating expenses. A license also may not be available to us at all. As a result, we may be required to use and/or develop non-infringing alternatives, which could require significant effort and expense. If we cannot obtain a license or develop alternatives for any infringing aspects of our business, we may be forced to limit our technologies and may be unable to compete effectively. Any of these adverse consequences could have a material adverse effect on our business prospects, financial condition and results of operations.

Further, from time to time we may be engaged in disputes regarding the licensing of our intellectual property rights, including matters related to the terms of our licensing arrangements. These types of disputes can be asserted by our licensees or prospective licensees or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief or in regulatory actions. Requests for monetary and injunctive remedies asserted in claims like these could be material and could have a significant impact on our business prospects. Any disputes with our licensees, potential licensees or other third parties could materially adversely affect our business prospects, financial condition and results of operations.

Fluctations in foreign currency exchange rates could negatively affect our financial results.

We earn revenues and interest income, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2012, we used two functional currencies - the Ukraine hryvnia and the Russian ruble - in addition to the U.S. dollar and derived more than 90% of our total net revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate net revenues, interest income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect the amounts of our net revenues, interest income, operating expenses and the value of balance sheet items, including intercompany assets and obligations. Because our operations are concentrated in Russia and Ukraine, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Ukraine hryvnia and the Russian ruble. As a result, fluctuations in foreign currency exchange rates, particularly the U.S. dollar against the Ukraine hryvnia and the Russian ruble, may materially adversely affect our financial results.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretations, and could result in claims, changes to our business practices, increased cost of operations or declines in user growth or engagement, or otherwise harm our business.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet and companies transmitting user information and payments via text message or other electronic means, many of which are still evolving and the interpretation of which are often uncertain. Failure to comply with applicable laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties and/or fines. The services of TOT Money to mobile phone carriers also are subject to certain of the rules and policies of such carriers and ongoing contractual covenants with such carriers, the violation of which may result in penalties and/or fines and possible termination of TOT Money’s services. For additional information, see “Business Description - Regulation” in Part I, Item 1 of this Report.

Poor perception of our brand, business or industry could harm our reputation and adversely affect our business prospects, financial condition and results of operations.

The success of our business depends in part on our reputation within our industries and with our clients and consumers. We may be the subject of unflattering reports in blogs, video blogs and the media about our business and our business model. Any damage to our reputation could harm our ability to obtain and retain contracts with mobile phone carriers, content providers, advertisers and other customers, which could materially adversely affect our results of operations, financial condition and business.

Our business is subject to the risks of hurricanes, floods, fires and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from hurricanes, floods, fires, power losses, telecommunications outages, terrorist attacks, acts of war, human errors, break-ins and similar events. Our U.S. corporate offices are located in Miami, Florida, which is an area that is at high risk of hurricane and flood damage. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our business or the economy as a whole. The servers that we use through various third party service providers are not located in Miami, Florida but may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential information. Such service providers may not have sufficient protection or recovery plans in certain circumstances, and our insurance may not be sufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers’ respective businesses, which could have an adverse effect on our business prospects, operating results and financial condition.

We are effectively controlled by Mike Zoi, our majority stockholder and a member of our Board of Directors. Mr. Zoi’s interests may conflict with the interests of our outside stockholders, who may be unable to influence management and exercise control over our business.

Mike Zoi, our majority stockholder and a member of our Board of Directors, owns, in combination with the holdings of entities that he controls, approximately 55.4% of our issued and outstanding common stock as of April 12, 2013. As a result, and in addition to having de-facto control over all key elements of our business, Mr. Zoi can be viewed as having de-facto control over corporate actions requiring stockholder approval, including but not limited to: (i) electing and removing directors; (ii) amending or preventing amendment of our certificate of incorporation or bylaws; (iii) selling all or substantially all of our assets; and (iv) merging with another entity. This concentration of ownership could be disadvantageous to stockholders with interests that might vary from those of Mr. Zoi and adversely affect the price that investors might be willing to pay in the future for our securities.

We incur increased costs as a result of being a public company.

As a public company, we currently incur significant legal, accounting and other expenses not incurred by private companies. It may be time consuming, difficult and costly for us to develop, implement and maintain the additional internal controls, processes and reporting procedures required by federal statutes, Commission rules, other government regulations affecting public companies and/or stock exchange compliance requirements. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop, implement and maintain appropriate internal controls, processes and reporting procedures, which will increase our expenses and adversely affect our operating results and financial condition.

Risks Related to Our Mobile Commerce and Payment Processing Business:

Failure to successfully continue developing and expand our payment processing business may harm our revenue and business prospects.

We very recently launched our mobile payment processing operations in Russia during the third quarter of 2012 through our Russian subsidiary TOT Money. Certain of TOT Money’s competitors have been in business longer than TOT Money and have significantly greater financial and other resources than TOT Money. In addition, TOT Money currently is using the payment processing systems of RM Invest, which is another payment processing business operating in Russia, and TOT Money has not yet built or acquired its own payment processing system (for additional information, see “Business Description— Mobile commerce and payment processing for electronic commerce (TOT Money)” in Part I, Item 1 of this Report). In order to successfully increase our business in the payment processing market in Russia and expand our payment processing business into other emerging markets, we must convince mobile phone carriers and content providers to use TOT Money’s services over competitive platforms that may already be in use. Many potential clients may worry about potential disadvantages associated with switching payment processing vendors, such as a loss of accustomed functionality, increased costs and business disruption. Failure to successfully continue developing TOT Money’s payment processing operations, maintain TOT Money’s existing contracts with mobile phone carriers and content providers and enter into additional contracts with mobile phone carriers and content providers to use TOT Money’s services may harm our revenue and business prospects.

Our future growth depends, in part, upon our continued expansion within the markets in which we currently operate, the further expansion into new markets, the emergence of additional markets for payment processing, and our ability to penetrate these markets. Our expansion into new markets is also dependent upon our ability to apply our existing technology or to develop new applications to meet the particular service needs of each new market. We may not have adequate financial or technological resources to develop effective and secure services or distribution channels that will satisfy the demands of these new markets. If we fail to expand into new and existing payment processing markets, we may not be able to continue to grow our revenues. Furthermore, in response to market developments, we may expand into new geographical markets and foreign countries in which we do not currently have any operating experience. We cannot assure you that we will be able to successfully expand in such markets due to our lack of experience and the multitude of risks associated with global operations or lack of appropriate regulatory approvals.

We may not recoup our advances to aggregators. Our advances to aggregators are unsecured and we do not have financial statements or bank references to complete a full credit review of each aggregator, which increases our risk of not recouping such advances.

At December 31, 2012, our outstanding advances to aggregators were $4.8 million net of a $550,000 reserve for bad debts. Aggregators are businesses that contract for content from hundreds or thousands of content providers and provide aggregated processing volume to TOT Money. Our advances to aggregators are unsecured and, while we have a history of transaction volume with most of our aggregators, we do not obtain financial statements or bank references to complete a full credit review of each aggregator. In addition, we transact business with new aggregators from time to time with whom we do not have a history of transaction volume. Financial problems with a particular aggregator could result in our not recouping advances that we have made to that aggregator. Furthermore, if we discontinue our business with a particular aggregator and the aggregator does not provide sufficient transaction volume to repay advances made to that aggregator, we have increased risk of not recouping the advances made to that aggregator. For these and/or other reasons, we may not recoup our advances made to aggregators. If we do not recoup all of our advances to aggregators, it will result in our incurring losses.

Our current payment processing business is dependent upon a third party’s payment processing systems. If we no longer have use of those systems at a time when we have not arranged to immediately begin using an alternate system without disruption, our payment processing revenues could be materially adversely affected.

Our payment processing subsidiary, TOT Money, is currently using on a trial basis for no consideration the payment processing systems of RM Invest, which is another payment processing business operating in Russia (for additional information, see “Business Description—Mobile commerce and payment processing for electronic commerce (TOT Money)” in Part I, Item 1 of this Report). RM Invest has agreed to allow TOT Money the right to use RM Invest’s systems indefinitely for as long as needed for evaluation purposes in determining whether TOT Money may have an interest in purchasing RM Invest’s systems. TOT Money is concurrently seeking a way to buy, license or build its own mobile payment processing system. Our agreement with RM Invest allowing us to use its systems is an oral arrangement, and there is risk that RM Invest could at any time terminate our use of its systems. If that were to occur at a time when we have not arranged to immediately begin using an alternate system without disruption, our payment processing revenues could be materially adversely affected (and it could result in the temporary suspension or even permanent end to our payment processing operations). Furthermore, if we change to using a different payment processing system (whether purchased, licensed or developed in-house), we may experience service disruptions during the period of transition to the new systems, which would adversely affect our payment processing revenues.

Our products and services could become less competitive or obsolete if we fail to keep pace with rapidly changing technology.

The markets for our products and services are characterized by technological changes, frequent introductions of new products and services and evolving industry standards. Advances in technology may result in changing customer preferences for products and services and delivery formats and any such change in preferences may be rapid. Clients may choose to move or develop equivalent services in-house. If we fail to enhance our current products and services and develop new products and services in response to changes in technology, industry standards or customer preferences, our business could rapidly become less competitive or obsolete. We could experience delays while developing and introducing new products and services and product and service enhancements, due to difficulties developing models, acquiring data or adapting to particular operating environments. Software errors or other defect errors in our products and services could affect the ability of our products and services to work with other hardware or software products, could delay the development or release of new products or services or new versions of our products or services and could materially adversely affect our reputation and our business prospects, financial condition and/or results of operations.

Unauthorized disclosure of data, whether through cybersecurity breaches, computer viruses or otherwise, could expose us to liability, protracted and costly litigation and could damage our reputation.

We process, store and/or transmit sensitive data, such as names, addresses, credit or debit card numbers and bank account numbers, and we may have liability if we fail to protect this data in accordance with applicable laws and our client’s specifications. The loss of data could result in significant fines and sanctions by our clients or governmental bodies, which could have a material adverse effect on our business, financial condition and results of operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses can be distributed and spread rapidly over the Internet and could infiltrate our systems, which might disrupt our services and make them unavailable. In addition, a significant cybersecurity breach could result in payment networks prohibiting us from processing transactions on their networks or the loss of clients. We have been in the past and could be in the future, subject to breaches of security by hackers. It is possible that our encryption of data and other protective measures may not prevent unauthorized access. Although we have not to date incurred material losses or liabilities as a result of those breaches, a future breach of our system may subject us to material losses or liability, including payment of fines and claims for unauthorized purchases with misappropriated credit or debit card or bank account information or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter clients from using electronic payments generally and our services specifically, increase our operating expenses in order to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits and/or result in the imposition of material penalties and fines under applicable laws or by our clients.

We are subject to economic and political risk, the business cycles and credit risk of our clients and the overall level of consumer, business and government spending, which could negatively impact our business, financial condition and results of operations.

The electronic payments industry depends heavily on the overall level of consumer, business and government spending. We are exposed to general economic conditions that affect consumer confidence, consumer spending, consumer discretionary income and consumer purchasing habits. A deterioration in general economic conditions in the markets where we operate, or increases in interest rates in such markets, may adversely affect our results of operations by reducing the number or average purchase amount of transactions made using electronic payments. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. A reduction in the amount of consumer spending could result in a decrease in our revenue and negatively affect our business prospects, financial condition and results of operations.

Risks Related to Our Website Businesses (Entertainment and Culture Internet Destinations):

We rely on traffic to our Internet websites from search engines like Google, Yahoo! and Bing. If our websites fail to rank prominently in unpaid search results, traffic to our websites could decline (or may not increase to the extent desired), which could adversely affect our business prospects and results of operations.

Our success depends in part on our ability to attract users of our websites through unpaid Internet search results on search engines like Google, Yahoo! and Bing. The number of users we attract to our websites from search engines is due in large part to how and where our websites rank in unpaid search results. These rankings can be affected by a number of factors, many of which are not in our direct control, and they may change frequently. For example, a search engine may change its ranking algorithms, methodologies or design layouts. As a result, links to our websites may not be prominent enough to drive traffic to such websites, and we may not know how to, or otherwise be in a position to, influence the results. In some instances, search engine companies may change these rankings in order to promote their own competing products or services or the products or services of one or more of our competitors. Our websites have experienced fluctuations in search result rankings in the past, and we anticipate fluctuations in the future. Any reduction in the number of users directed to our websites (or failure to increase the number of users directed to such websites) could adversely affect our business prospects and results of operations.

If we fail to generate and maintain sufficient high quality content on our websites, it may negatively affect the amount of traffic to our websites and, as a result, adversely affect our revenue and business prospects.

Our success depends in part on our ability to provide consumers with high quality content on our websites. However, we may not be able to provide users the information they seek if the information on our websites is not up-to-date. If we are unable to provide consumers with the information they seek, or if they can find equivalent content on other websites or publications, they may stop or reduce their use of our websites or we may not be able to increase their use of our websites. If our user traffic declines, we may have more difficulty attracting third parties to advertise on such websites, which would negatively affect our revenue and business prospects.

If we fail to increase the number of advertisers on our websites, our revenue and business prospects will be harmed.

Our business plan contemplates increasing our revenue from third-party businesses advertising on our websites. As a result, our ability to grow our business depends in part on our ability to maintain and expand our base of viewers and advertisers on our websites. To do so, we must convince prospective advertisers of the benefits of our product and services offerings, including those who may not be familiar with our products or services. We must also convince existing and prospective advertisers alike that our advertising products and services will benefit them. Many of these businesses may be more accustomed to using more traditional methods of advertising, such as newspapers, magazines or print yellow pages directories. Failure to maintain and expand our base of advertisers on our websites could harm our revenue and business prospects.

We may experience attrition in our advertisers in the ordinary course of business resulting from several factors, including losses to competitors, lower priced competitors, perceptions that our advertising solutions are unnecessary or ineffective, declining advertising budgets, closures and bankruptcies. If our advertisers increase their rates of non-renewal or if we experience significant advertiser attrition or contract breach, or if we are unable to attract new advertisers in numbers greater than the number of advertisers that we lose, our client base will decrease and our business prospects, financial condition and results of operations would be negatively affected.

We expect to face increased competition in the market for attracting advertisers to our websites.

The market for attracting advertisers on Internet websites is intensely competitive and rapidly changing. With the ongoing emergence of new technologies and market entrants, competition is likely to intensify in the future. Our competitors include, among others, offline media companies and service providers; newspaper, television, and other media companies; Internet search engines, such as Google, Yahoo! and Bing; and various other online service providers. Our competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, substantially greater market share, larger existing user bases and substantially greater financial, technical and other resources. Our competitors may use these advantages to offer products or services similar to ours at a lower price, develop different products or services to compete with our current solutions and respond more quickly and effectively than we do to new or changing opportunities, technologies, standards or client requirements. In particular, major Internet companies, such as Amazon, Google, Facebook, Yahoo! and Microsoft may be more successful than us in developing and marketing online advertising offerings, and many of our advertisers and potential advertisers may choose to purchase online advertising services from these or other competitors and may reduce their purchases of our products and services. In addition, many of our current and potential competitors have established marketing relationships with and access to larger client bases. As the market for online advertising increases, new competitors, business models and solutions are likely to emerge. For all of these reasons, we may be unable to grow or maintain the number of businesses that use our advertising solutions, in which case our business prospects, financial condition and results of operations will be negatively affected.

The expansion of our owned and operated websites into new areas of consumer interest, products, services and technologies subjects us to additional business, legal, financial and competitive risks.

An important element of our business strategy is to grow our network of owned and operated websites to cover new areas of consumer interest, expand into new business lines and develop additional services, products and technologies. In directing our focus into new areas, we face numerous risks and challenges, including increased capital requirements, long development cycles, new competitors and the requirement to develop new strategic relationships. We cannot assure you that its strategy will result in increased net revenues or any profits. Furthermore, growth into new areas may require changes to our existing business model and cost structure, modifications to our infrastructure and exposure to new regulatory and legal risks, any of which may require expertise in areas in which we have little or no experience. If we cannot generate revenue as a result of our expansion into new areas that are greater than the cost of such expansion, our operating results could be adversely affected.

The impact of worldwide economic conditions, including the resulting effect on advertising spending by local businesses, may adversely affect our business prospects, operating results and financial condition.

Our performance is subject to worldwide economic conditions and their impact on levels of advertising spent by businesses, which may be disproportionately affected by economic downturns. To the extent that the current economic slowdown continues, or worldwide economic conditions materially deteriorate, our existing and potential advertising clients may no longer consider investment in our advertising solutions a necessity, or may elect to reduce advertising budgets. Historically, economic downturns have generally resulted in reductions in advertising spending. In particular, web-based advertising solutions may be viewed by some of our existing and potential advertising clients as a lower priority and could cause advertisers to reduce the amounts they spend on advertising, terminate their use of our solutions or default on their payment obligations to us. In addition, economic conditions may adversely impact levels of consumer spending, which could adversely impact the numbers of consumers visiting our websites. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. If consumer spending declines, businesses may be less likely to advertise on our websites, which could have a material adverse effect on our business prospects, financial condition and results of operations.

Risks Related to Our Securities:

The historic price of our common stock has been volatile and the future market price of our common stock is likely to continue to be volatile. Further, the limited trading volume in our common stock contributes significantly to the high volatility in the market price of our common stock. This may make it difficult for you to sell our common stock for a positive return on your investment.

The public market for our common stock has historically been very volatile. Since trading began in the common stock of Net Element International, Inc. on October 3, 2012 (the trading day following the closing of our merger with Net Element), and through March 31, 2013, the per-share market price for our common stock has ranged from $1.90 to $12.25. During the fiscal year ended December 31, 2011 and through October 2, 2012 (the date of the closing of our merger with Net Element), the per-share market price for Cazador’s ordinary shares ranged from $9.16 to $11.00. Any future market price for our common stock is likely to continue to be very volatile. This price volatility may make it more difficult for holders of our common stock to sell shares when they want and at prices they find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the trading volume in our common stock is limited, which contributes significantly to that volatility, and we cannot assure you that a larger or more liquid market will ever be developed or maintained. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce the market price of our common stock. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. As a result, this may make it difficult or impossible for holders of our common stock to sell shares when they want and at prices they find attractive.

Our operating results and financial condition may fluctuate which could negatively affect the market price of our common stock.

Our operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and the market price of our common stock may be negatively affected. The following factors, among others, may contribute to the variability of our quarterly and annual results and negatively affect the market price of our common stock:

•	the fact that our payment processing business first launched operations and began generating revenue during the third quarter of 2012;
•	our ability to maintain existing, and secure additional, contracts with mobile phone carriers and content providers to use our payment processing services;
•	our ability to attract new advertisers and retain existing advertisers;
•	the effects of changes in search engine placement and prominence of our websites;
•	the effects of increased competition on our business;
•	our ability to successfully expand in existing markets and enter new markets;
•	the impact of worldwide economic conditions, including the resulting effect on consumer spending and the level of advertising spending by businesses;
•	our ability to protect our intellectual property;
•	our ability to maintain and increase traffic to our websites;
•	our ability to keep pace with changes in technology;
•	the success of our sales and marketing efforts;
•	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;
•	changes in government licensing and regulation affecting our business;
•	interruptions in service and any related impact on our reputation;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to choose and effectively manage third-party service providers;
•	the impact of fluctuations in currency exchange rates;
•	our ability to successfully manage and integrate any acquisitions of businesses, solutions or technologies;
•	the effects of natural or man-made catastrophic events;
•	changes in consumer behavior;
•	our ability to increase the effectiveness of our internal controls; and
•	changes in our tax rates or exposure to additional tax liabilities.

We may sell equity securities in the future, which would cause dilution.

We may sell equity securities in the future to obtain funds for general corporate, working capital, acquisitions or other purposes. We may sell these securities at a discount to the market price. Any future sales of equity securities will dilute the holdings of existing stockholders, possibly reducing the value of their investment.

We may not be able to continue to meet the continued listing requirements for The NASDAQ Capital Market. If our common stock is delisted from The NASDAQ Capital Market, our business, financial condition, results of operations and stock price could be adversely affected, and the liquidity of our stock reduced and our ability to obtain financing could be impaired.

We are currently in compliance with all of the listing standards for listing on The NASDAQ Capital Market, but we cannot provide any assurance that we will continue to be in compliance in the future. Any delisting of our common stock from The NASDAQ Capital Market could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease approximately 6,500 square feet of office space in Miami, Florida at annual rent of $201,695. Beginning in January 2013, Enerfund, LLC, which is wholly-owned by our director and majority stockholder, Mike Zoi, uses part of this office space and pays a pro-rata amount of the rent in an amount equal to $8,500 per month (or $102,000 per year). The current lease term expires April 30, 2013. Our corporate headquarters and the operations of our online media products (websites and mobile applications) are conducted at this location. Our financial reporting business segment that uses this property is entertainment and culture Internet destinations.

Netlabs Systems, LLC, through its Ukrainian representative office, leases approximately 3,500 square feet of office space in Dnepropetrovsk, Ukraine where it conducts primarily website development activities, at annual rent of approximately $42,000. The current lease term expires December 1, 2014. Our financial reporting business segment that uses this property is entertainment and culture Internet destinations. We believe that this facility is adequate for our anticipated needs.

Netlabs Systems, LLC, through its Russian representative office, leases approximately 1,150 square feet of office space in Yekaterinburg, Russia, where it conducts website development activities, at annual rent of approximately $34,000. The current lease term expires April 30, 2013 and we are currently in process of negotiating an extension. Our financial reporting business segment that uses this property is entertainment and culture Internet destinations. We believe that this facility is adequate for our anticipated needs.

Net Element Russia leases approximately 935 square feet of office space in Moscow, Russia at annual rent of $124,908, as well as two corporate apartments at annual rent of $164,235. The current lease term for the office space expires on June 3, 2013 and we expect to renew this lease at that time. The current lease terms for corporate apartments expire on February 4, 2013 and July 1, 2013. Our financial reporting business segment that uses the Moscow office space property is entertainment and culture Internet destinations. We believe that this facility is adequate for our anticipated needs.

Item 3. Legal Proceedings.

Neither the Company nor any of its subsidiaries is currently a party to any material pending legal proceeding, nor is any of their respective property currently the subject of a material pending legal proceeding. None of the Company’s directors, officers or affiliates or any of their respective associates is involved in a material proceeding adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock began trading on The NASDAQ Capital Market under the symbol “NETE” on October 3, 2012. From October 22, 2010 through October 2, 2012, the ordinary shares of the Company (then known as Cazador Acquisition Corporation Ltd.) traded on The NASDAQ Capital Market under the symbol “CAZA.” For the periods indicated, the following table sets forth the high and low sales prices per share of the Company’s common equity.

	Fiscal 2012		Fiscal 2011
Quarter Ended	High	Low	High	Low
March 31	9.91	9.76	9.85	9.59
June 30	9.94	9.80	9.71	9.60
September 30	11.00	9.41	9.97	9.55
December 31	12.25	2.85	9.78	9.67

Holders

As of April 10, 2013, the Company’s common stock was held by approximately 337 stockholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company’s transfer agent is Continental Stock Transfer & Trust Company.

Dividends

The Company has not declared any dividends during the two most recent fiscal years. The Company has no present intention of paying any cash dividends on its common stock in the foreseeable future, as any earnings will be used to help generate growth. The decision on the payment of dividends in the future rests within the discretion of the Board of Directors and will depend upon, among other things, the Company’s earnings, capital requirements and financial condition, as well as other relevant factors. There are no restrictions in the Company’s certificate of incorporation or bylaws that restrict it from declaring dividends.

Recent Sales of Unregistered Securities

The Company did not sell any securities during the fiscal year ended December 31, 2012 that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

In December 2012, our Board of Directors authorized, and we announced on December 10, 2012, a plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. Repurchases, if and when effectuated, will be made subject to market conditions, applicable legal requirements (including federal and state securities laws as well as rules and regulations of the Commission) and other factors. The repurchase plan does not obligate the Company to acquire any particular amount of common stock and the plan may be modified, extended or terminated at any time at the Company’s discretion.

The following table provides certain information regarding repurchases by the Company of shares of its common stock made during the fourth quarter ended December 31, 2012.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 2012	-	-	-	-
November 2012	-	-	-	-
December 2012	7,200	$3.46	7,200	$2,475,083
Total	7,200	$3.46

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this Report and the discussion under “Forward-Looking Statements” on page i at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of this Report.

Overview; Recent Developments

As of December 31, 2012, we had two reportable business segments, consisting of (i) mobile commerce and payment processing for electronic commerce, and (ii) entertainment and culture Internet destinations.

On March 8, 2013, we entered into a binding term sheet to acquire all of the business assets of Unified Payments, LLC. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. For additional information, see “Recent Developments” in Part I, Item 1 of this Report.

During the third quarter of 2012, our subsidiary, TOT Money, launched operations as a mobile commerce payment processing business in Russia. Since then, TOT Money has continued seeking to expand its payment processing business primarily in the Commonwealth of Independent States (CIS) countries (comprised of participating states of the former Soviet Union) and other emerging markets. During the second half of 2012, TOT Money entered into contracts with the three largest mobile phone operators in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom, to facilitate payments using SMS and MMS for their mobile phone subscribers in Russia.

We continue to pursue a strategy to develop and acquire technology and applications for use in the online media industry. In furtherance of this strategy, we acquired Openfilm, LLC on December 14, 2010 and Motorsport, LLC and Music1, LLC on February 1, 2011. On February 8, 2013, in connection with our termination of Music1’s employment of Stephen Strother, we transferred and assigned to Mr. Strother our 97% interest in A&R Music Live, LLC, the internet domain name www.arlive.com and related intellectual property rights.

Our subsidiary, LegalGuru LLC, has been developing a video-centric, legal information portal (legalguru.com) intended to allow licensed attorneys (or Gurus) to brand themselves by posting relevant information content related to each attorney’s respective practice concentration. We launched a beta test version of legalguru.com in May 2012 and, in the first quarter of 2013, indefinitely discontinued all development and marketing efforts for LegalGuru pending receipt of additional financing, if any.

Our subsidiary, Yapik LLC, was developing, and in the fourth quarter of 2011 launched a beta test version of, Yapik, a peer-to-peer communication and bartering application and service for mobile devices operating within and around colleges and universities in the United States. Upon completion of the beta tests, we decided to discontinue development efforts for Yapik and focus on developing a similar application called Komissionka for use in the Russian market. The Komissionka application was introduced in Russia in the second quarter of 2012 on a pre-loaded smartphone sold by the mobile phone carrier MegaFon.

We believe that our technology platforms and development expertise are able to enhance the digital distribution of content in a variety of industries. Accordingly, we intend to explore additional acquisitions of, as well as developing internally, other Internet based properties, services and companies with similar goals of connecting people in various vertical markets, such as the medical, music, film, sports and legal markets.

Since our inception, we have not generated significant revenues, and we have incurred significant operating losses (for additional information, see “Liquidity and Capital Resources” below). If we fail to maintain our relationships with mobile phone providers in Russia and with content providers, lenders and other business partners, or fail to expand our base of advertisers or generate and maintain high quality content on our websites, it could harm our revenue prospects. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing our technologies, Internet websites and operations.

Merger with Net Element

On October 2, 2012, the Company completed a merger with Net Element, Inc., which was a company with businesses in the online media and mobile commerce payment processing markets. Immediately prior to the effectiveness of the Merger, the Company changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. Pursuant to the Merger, the Company issued 24,543,826 shares of its common stock to the former stockholders of Net Element, which shares amount to approximately 86.7% of the 28,303,659 post-Merger issued and outstanding shares of common stock of the Company. Following the Merger, the Company’s business consists of the former business of Net Element. For financial reporting purposes, the Merger was accounted for as a recapitalization of Net Element. Since the Merger was consummated during the Company’s fourth fiscal quarter, the Company’s financial statements reflect the historical financial information of Net Element beginning with the Company’s fiscal year ended December 31, 2012.

Critical Accounting Policies and Estimates

Our significant accounting policies are described more fully in Note 1 to the accompanying consolidated financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

In applying estimates, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, the observance of trends in our industries, information provided by outside sources, trade journals and other sources, as appropriate.

Revenue; Interest Income.  We recognize revenue when persuasive evidence of a sales arrangement exists, performance of services has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Our revenues for the years ended December 31, 2012 and 2011 were principally derived from the following sources: service fees generated primarily from TOT Money’s payment processing services and also from A&R Music Live (which, as of February 8, 2013, is no longer owned by us); license fees generated from customers who utilize Launchpad to operate and manage on-line contests; advertising revenue generated by certain owned and operated websites; and subscription services revenue generated through the sale of memberships to access content available on certain owned and operated websites and to be eligible to enter our contests. We also generate interest income from lending arrangements made by us.

Reserve for Loan Losses. The Company monitors all accounts receivable, notes receivable and advances to aggregators on a quarterly basis to ensure collectability and the adequacy of loss provisions. Considerations include payment history, business volume history, financial statements of borrower, projections of borrower and other standard credit review documentation. Management uses its best judgment to adequately reserve for future losses after all available information is reviewed.

Due to our limited experience with advances to aggregators, management has determined to maintain a reserve of approximately 10% of the outstanding balance as a general reserve for these unsecured advances. As of December 31, 2012, the Company has reserved $550,000 on an outstanding aggregator advance balance of $5.3 million. Additionally, management has reserved $891,475 for a loan made by the Company to Infratont Equities, Inc. because we were not able to review the financial information or the collateral value of the borrower as of December 31, 2012.

In addition, the Company has fully reserved advances to Stratuscore for $196,557. This amount was advanced in cash and services to develop a new business that provided rendering services to the motion picture industry. The Company decided not to pursue this venture and determined that the advance is uncollectible based on a financial review of the founding shareholder of Stratuscore.

Deferred Taxes.   Estimates of deferred income taxes and items giving rise to deferred tax assets and liabilities reflect management’s assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of the realization. Actual income taxes could vary from these estimates for a variety of reasons, including changes in tax law, operating results that vary from budget or the review of our tax returns by the IRS.

Results of Operations for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

We reported a net loss of $16,389,931, or $(0.77) per share, for the year ended December 31, 2012 as compared with a net loss of $24,853,100, or $(1.37) per share, for the year ended December 31, 2011. Our net loss for the years ended December 31, 2012 and 2011 primarily resulted from our general and administrative expenses as discussed further below.

Net revenues primarily consist of service fees, license fees, advertising revenue and membership fees. Net revenues were $1,412,482 for the year ended December 31, 2012 as compared to $183,179 for the year ended December 31, 2011. The increase in net revenues is primarily a result of the launch of our mobile commerce payment processing operations in Russia during the third quarter of 2012 through our subsidiary TOT Money. Our results of operations for the year ended December 31, 2011 include only the operations of our online media products (websites and mobile applications). The following table sets forth our sources of revenues for the years ended December 31, 2012 and 2011.

Source of Revenues	2012	2011
Payment Processing Fees	$1,312,152	$-
Licensing Fees	9,826	51,599
Advertising Revenue	13,258	41,025
Subscription and Pay per View	78,114	91,083
Less: Revenue Sharing	(868)	(528)
	$1,412,482	$183,179

Net revenues for the year ended December 31, 2012 were primarily from TOT Money ($1,312,152), Music1/A&R Music Live ($71,825), Openfilm ($25,551) and Motorsport ($1,833). Net revenues for the year ended December 31, 2011 were primarily from Music1/A&R Music Live ($76,393), Openfilm ($73,426) and Motorsport ($28,152). TOT Money generates most of its revenue from its mobile commerce payment processing operations in Russia, which generate service fees from processing payments initiated through SMS (short message services, which is a text messaging service) and MMS (multimedia message services) by mobile phone users. Music1/A&R Music Live revenues consist primarily of premium service fees earned by providing feedback on music submitted by users for review by music executives; however, as of February 8, 2013, A&R Music Live is no longer owned by us, so our results of operations in future periods will no longer include these service fees. Openfilm’s net revenues consist primarily of licensing fees from Launchpad and advertising revenues. Motorsport’s net revenues consist primarily of advertising revenues. We believe that inflation has not had a material impact on our net revenues for the years ended December 31, 2012 and 2011.

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, content acquired and created and certain payroll expense that is directly related to revenue creation. Cost of revenues for the year ended December 31, 2012 was $1,097,823 (or 77.7% of net revenues during that period) as compared to $596,389 (or 325.6% of net revenues) for the year ended December 31, 2011. The year over year increase in cost of revenues of $501,434 is primarily due to $740,235 in cost of revenues from TOT Money (which first began operations in the third quarter of 2012) for the purchase of short numbers to facilitate creation of payment processing revenues offset by a $238,801 decline in cost of revenues in Openfilm and other web properties. The following table details our cost of revenues by entity or web property for the years ended December 31, 2012 and 2011.

Entity or Web Property	2012	2011
OOO TOT Money	$740,235	$0
Yapik*	1,945	19,863
Openfilm	68,416	154,729
LegalGuru*	1,725	55,589
Motorsport	194,773	209,378
Music1/A&R Music Live*	87,193	94,091
Other	3,536	62,739
	$1,097,823	$596,389

* Effective January 1, 2013, we ceased development efforts for the Yapik application in the United States, and are instead focused on developing a similar application called Komissionka for use in the Russian market. In the first quarter of 2013, we indefinitely discontinued all development and marketing efforts for LegalGuru pending receipt of additional financing, if any. On February 8, 2013, in connection with the termination of Music1’s employment of Stephen Strother, we transferred and assigned to Mr. Strother our 97% interest in A&R Music Live, LLC, the internet domain name www.arlive.com and related intellectual property rights. As a result of the foregoing, our results of operations in future periods will no longer include the operations of Yapik or A&R Music Live and we expect that our results of operations will not include the operations of LegalGuru for the foreseeable future.

Operating expenses totaled $18,527,006 for the year ended December 31, 2012, as compared to total operating expenses of $25,238,951 for the year ended December 31, 2011. Most of total operating expenses in each of such periods consisted of general and administrative expenses. For the year ended December 31, 2012, general and administrative expenses were $14,578,566, or 78.7% of total operating expenses during the period. For the year ended December 31, 2011, general and administrative expenses were $24,330,623, or 96.4% of total operating expenses during that period. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $14,578,566 for the year ended December 31, 2012 as compared to $24,330,623 for the year ended December 31, 2011. General and administrative expenses for the years ended December 31, 2012 and 2011 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Year Ended December 31, 2012	Year Ended December 31, 2011	Variance Increase / (Decrease)
Non-cash compensation expense from subscription agreements and share based compensation	$6,240,196	$19,350,202	$(13,110,006)
Salaries, benefits and contractor payments	3,557,473	3,157,384	400,089
Professional fees	2,540,023	671,936	1,868,087
Rent	484,900	247,953	236,947
Product development	327,847	113,159	214,688
Business development	35,163	385,714	(350,551)
Travel expense	769,098	181,996	587,102
Other expenses	623,866	222,279	401,587
Totals	$14,578,566	$24,330,623	$(9,752,057)

Non-cash compensation expense from subscription agreements and share-based compensation was $6,240,196 for the year ended December 31, 2012 compared to $19,350,202 for the year ended December 31, 2011. The non-cash compensation expenses were higher for the year ended December 31, 2011 as compared with the year ended December 31, 2012 primarily due to the intrinsic value charges from the stock issued pursuant to the Enerfund Subscription Agreement (as described below) and the higher use of stock options as compensation for contractors, advisors and employees in 2011.

On December 31, 2010, we entered into a Subscription Agreement with Enerfund, LLC (the “Enerfund Subscription Agreement”) pursuant to which we received an aggregate of $2,000,000 in exchange for the issuance of 5,000,000 shares of our common stock and warrants to purchase 2,500,000 shares of our common stock at an exercise price of $2.00 per share for a period of five years from the date of issuance. However, we did not have a sufficient number of authorized shares of common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction was accounted for as a purchase by Enerfund as of December 31, 2010 of 2,800,000 shares of common stock and fully vested warrants to purchase 1,400,000 shares of common stock for $2.00 per share in exchange for $1,120,000. A compensation charge of $560,000 was recorded for the nine months ended December 31, 2010 as Mike Zoi, one of our directors and an officer at the time, is also a principal of Enerfund. This amount is calculated as the Black-Scholes valuation of the warrants issued as of December 31, 2010. The balance of the proceeds of $880,000 was accounted for as an advance until March 7, 2011, when we issued the balance of the shares and warrants. Since Enerfund is owned by an officer/director, we recorded a compensation charge of $18,920,000 during the year ended December 31, 2011, which is comprised of the Black-Scholes value of the warrants ($6,600,000) and the intrinsic market value of the common stock issued ($12,320,000).

Salaries, benefits and contractor payments were $3,557,473 for the year ended December 31, 2012 compared to $3,157,384 for the year ended December 31, 2011. Salaries, benefits and contractor payments for the year ended December 31, 2012 were $400,089, or 12.7%, higher than for the year ended December 31, 2011 primarily due to higher engineering expenses ($215,264), the establishment of OOO Net Element Russia ($183,736), higher salaries and benefits due to an increase in LegalGuru headcount ($129,806) and higher salaries and benefits due to an increase in Motorsport headcount ($62,242), partially offset by lower salaries and benefits due to a decrease in corporate headcount ($198,410) and lower salaries and benefits due to a decrease in Openfilm/Launchpad headcount ($155,798). Salaries, benefits and contractor payments attributable to Net Element International (Corporate) and our properties or subsidiaries for the year ended December 31, 2012 versus the year ended December 31, 2011 were as follows:

Web Property / Group of Properties	Salaries, Benefits and Contractor Payments for the Year Ended December 31, 2012	Salaries, Benefits and Contractor Payments for the Year Ended December 31, 2011
Net Element International (Corporate)	$1,370,535	$1,568,945
LegalGuru	184,282	54,476
Yapik	109,723	115,534
NetLab & Zivos (Engineering)	1,096,211	880,947
Splinex	199,600	53,123
Music	224,802	202,219
Motorsport	97,701	35,459
Openfilm/Launchpad	90,883	246,681
OOO Net Element Russia	183,736	-
Total	$3,557,473	$3,157,384

Professional fees were $2,540,023 for the year ended December 31, 2012 compared to $671,936 for the year ended December 31, 2011, as follows:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Variance Increase / (Decrease)
General Legal	$366,215	$161,070	$205,145
SEC Compliance Legal Fees	784,684	84,304	700,380
Accounting and Auditing	468,750	83,160	385,590
Tax Compliance and Planning	3,800	73,529	(69,729)
Consulting	916,574	269,873	646,701
Total	$2,540,023	$671,936	$1,868,087

General legal expenses increased $205,145 in 2012 primarily due to business development work in Russia, which totaled approximately $146,348 partially offset by a reduction in corporate general legal expenses of $46,361. Securities and Exchange Commission compliance costs increased by $700,380 due to the Company’s merger with Net Element and related actions. Accounting and auditing fees increased by $385,590 due to the Company’s merger with Net Element. Tax compliance and planning expenses decreased $69,729 as the Company had less compliance specialists employed during 2012 versus 2011. Consulting fees increased by $646,701 in 2012 compared to 2011 primarily due to $275,000 in consulting fees related to the Company’s merger with Net Element, $160,728 for post-merger management fees and an increase in corporate consulting fees of $69,379 primarily for development of an advertising network.

Rent expenses were $484,900 for the year ended December 31, 2012 compared to $247,953 for the year ended December 31, 2011, representing an increase of $236,947. The increase in rent expenses was primarily due to setting up office for Net Element Russia of which the cost was $181,778.

Product development costs increased by $214,688 (from $113,159 for the year ended December 31, 2011 to $327,847 for the year ended December 31, 2012) primarily resulting from an increase in spending to develop and commercialize certain “3D” web video technologies. We spent money to demonstrate our product at the 2012 London Olympics at the Russian pavilion and additional travel expenses to develop grant opportunities in other countries.

Business development expenses decreased by $350,551, from $385,714 for the year ended December 31, 2011 to $35,163 for the year ended December 31, 2012. The primary reason for this decrease was a reduction in promotion expense relating to the Ferrari Challenge. On April 4, 2011, we entered into a two-year cross advertising transaction with Ferrari North America, Inc., whereby we contracted to pay $50,000 in cash and provide $200,000 per year in advertising value (non-cash) on our websites in exchange for a Platinum Sponsorship for the Ferrari Challenge over two race seasons). We expect business development expenses to increase in 2013 due in part to the Company entering into its second sponsorship agreement with Ferrari North America, Inc. on February 1, 2013 (the Company agreed to pay $50,000 in cash and provide $200,000 in advertising services).

Travel expenses increased by $587,102, from $181,996 for the year ended December 31, 2011 to $769,098 for the year ended December 31, 2012. Travel expenses were higher in 2012 due to the build-out of our Russian operations and the increased amount of travel required, as well as more executives traveling in 2012 than in 2011, for road shows in connection with our merger with Net Element.

Other general and administrative expenses totaled $623,866 for the year ended December 31, 2012 compared to other general and administrative expenses of $222,279 for the year ended December 31, 2011, representing an increase of $401,587. Other general and administrative expenses for the year ended December 31, 2012 were higher than 2011 primarily due to other Russian general and administrative expenses related to the start-up of our mobile commerce payment processing operations that did not exist in 2011.

We recorded a provision for loan losses of $1,638,032 for the year ended December 31, 2012, which was comprised of a bad debt reserve for the unpaid balance as of April 12, 2013 of a loan made by the Company to Infratont Equities, Inc. ($891,475), a 10% general loan loss provision for advances to aggregators ($550,000) and a full reserve for advances to Stratuscore ($196,557). For additional information, see “Critical Accounting Policies and Estimates—Reserve for Loan Losses” in this Item 7 and Notes 7, 8 and 14 of the accompanying Notes to Consolidated Financial Statements. We had no provision for loan losses for the year ended December 31, 2011.

We recorded a goodwill and intangible asset impairment charge of $680,499 for the year ended December 31, 2012, which was primarily related to a $422,223 write-off of goodwill of motorsport.com and a $258,275 write-off of the web development expenses capitalized for motorsport.com and LegalGuru. Our projections for motorsport.com show continued losses and we are unable to support the goodwill balance based on these projections. LegalGuru development efforts have ceased pending further investment and, therefore, we cannot support the capitalized web development for LegalGuru. We had no goodwill or intangible asset impairment charges for the year ended December 31, 2011.

Depreciation and amortization expenses were $532,086 for the year ended December 31, 2012 as compared to $311,939 for the year ended December 31, 2011, representing an increase of $220,147. This increase is attributable to increases in web development amortization for LegalGuru ($127,611), Yapik ($92,912), Motorsport.com ($36,315) and AR Live ($27,021). This was partially offset by a decrease in web development amortization for Music1 of $85,793 as we had fully amortized Music1 website capitalization in 2011 and there was no further amortization in 2012 for Music1 website capitalization.

Interest income, net for the year ended December 31, 2012 was $299,692, which primarily related to interest income of $966,823 on our loan to RM Invest, partially offset by interest expense of $667,131 (comprised primarily of $214,270 of interest expense for loans payable to Enerfund, $172,422 of interest expense under our factoring agreement with Alfa-Bank, $127,778 of interest expense on Motorsport shareholder loan acquired during the purchase of motorsport.com. and $95,957 of interest expense on a loan payable to SAT-Moscow). For the year ended December 31, 2011, we had interest expense of $171,319 for loans payable to Enerfund. For additional information, see “Liquidity and Capital Resources” in this Item 7.

Other income was $2,346 for the year ended December 31, 2012 compared to other expense of $45,942 for the year ended December 31, 2011. Other income of $2,346 for 2012 was comprised primarily of various small credits for non-operating income. Other expense of $45,942 for the year ended December 31, 2011 was primarily due to a $56,025 write-off of our investment in Korlea-TOT, partially offset by miscellaneous income of $10,083.

Going Concern

Since our inception, we have incurred significant operating losses. We incurred net losses totaling $16.4 million and $24.9 million for the years ended December 31, 2012 and 2011, respectively. We had negative cash flows from operating activities of $25.2 million for the year ended December 31, 2012 and an accumulated deficit of $70.2 million at December 31, 2012. We had working capital of $16.6 million at December 31, 2012, and our current assets at December 31, 2012 included $2.1 million of restricted cash and $21.8 million of receivables (consisting of $10.9 million of accounts receivable, $6.1 million of net notes receivable, and $4.8 million of net receivables from advances to aggregators). These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2012 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See also “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

The Company’s total assets at December 31, 2012 were $28,378,634 compared to $1,668,218 at December 31, 2011. The year over year change in total assets is primarily attributable to the significant increases in the Company’s cash and receivables as of December 31, 2012 compared to December 31, 2011 resulting from the launch of payment processing operations in the third quarter of 2012 and the closing of our merger with Net Element on October 2, 2012.

At December 31, 2012, we had total current assets of $27,874,752 including $3,579,737 of cash, $2,056,821 of restricted cash (consisting of (i) approximately $1.8 million deposited in a segregated bank account pursuant to our credit facility with Alfa-Bank, and $250,000 in a certificate of deposit that was liquidated in February 2013), $5,788,934 in net notes receivable, $10,863,577 of accounts receivable, $5,077,033 in advances to aggregators and $508,650 of prepaid expenses and other assets. At December 31, 2011, we had total current assets of $408,170, including $83,173 of cash, $6,285 of accounts receivable and $318,712 of prepaid expenses and other assets.

As of the date this Report was filed with the Commission, management expects that our cash flows from operations and remaining unrestricted cash since completion of our merger with Net Element will not be sufficient to fund our current operations through 2013. We expect to have a significant increase in our capital requirements during the 2013 fiscal year due to our expanding payment processing operations and our proposed acquisition of the business assets of Unified Payments, LLC. Our proposed acquisition of Unified Payments’ business assets contemplates, among other things, our assumption of more than $23.1 million of Unified Payments’ long-term debt and the need for an estimated $9.2 million of additional funding in order to purchase credit card portfolios and fund working capital requirements (for additional information, see “Recent Developments” in Part I, Item 1 of this Report). We also are seeking a way to buy, license or build our own mobile payment processing system since we are currently using on a trial basis for no consideration the payment processing systems of RM Invest, which is another payment processing business operating in Russia (for additional information, see “Business Description—Mobile commerce and payment processing for electronic commerce (TOT Money)” in Part I, Item 1 of this Report).

We currently believe that we will require an additional $12 million, which includes $9.2 million to purchase credit card portfolios and fund working capital requirements as discussed in previous paragraph, in financing to continue operations as currently conducted, to complete our acquisition of Unified Payments, to continue the operations of Unified Payments’ and our combined payment processing businesses and to pay for other currently anticipated capital expenditures over the next 12 months. We have historically been dependent upon our director and majority stockholder, Mike Zoi (including entities directly or indirectly controlled by Mr. Zoi), and/or other affiliates of the Company, to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Operating activities used $25,177,746 of cash for the year ended December 31, 2012, compared to $5,077,609 of cash for the year ended December 31, 2011. The net loss for the year ended December 31, 2012 was $16.4 million which included $6.2 million of non-cash compensation expense relating to equity issued for various services and $1.6 million of provision for bad debts as our notes and accounts receivable increased significantly. The majority of the cash used in operating activities went to increase our working capital in TOT Money (Russia) as we continue to expand our payment processing business. Specifically, our accounts receivable (due from mobile operators) increased $10.9 million while our advances to aggregators increased $5.3 million as we continue to seek additional business transactions from content providers.

Investing activities used $7,436,828 of cash for the year ended December 31, 2012, compared to using $855,024 of cash for the year ended December 31, 2011. The increase in cash used in investing activities in the year ended December 31, 2012 was primarily attributable to $6,980,409 of net notes receivable ($12,581,592 of notes receivable net of $5,601,183 of repayments) related to two loans made during the year (which are described below). We did not have any loans outstanding or restricted cash during the year ended December 31, 2011.

On July 12, 2012, our Russian subsidiary, TOT Money, entered into a loan agreement pursuant to which it agreed to loan RM Invest up to a maximum of 200 million Russian rubles (approximately $6.6 million in U.S. dollars), which, on August 16, 2012, was increased to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). RM Invest is a payment processing business operating in Russia whose payment processing systems are currently being used by TOT Money. RM Invest is 20% owned by TOT Money’s general director, Tcahai Hairullaevich Katcaev. As of December 31, 2012, the outstanding principal loan balance and accrued interest was 157.9 million rubles (approximately $5.2 million in U.S. dollars). The original interest rate on the loan was 10% from the date of advance to the date of scheduled repayment and the original stated maturity date of the loan was October 31, 2012. On February 25, 2013, TOT Money refinanced the loan with RM Invest and extended the maturity date until October 1, 2013. As of February 25, 2013, the remaining balance of this loan does not accrue interest. For additional information, see Note 7 of the accompanying Notes to Consolidated Financial Statements.

In addition, on November 26, 2012, the Company entered into a loan agreement with Infratont Equities, Inc., pursuant to which the Company loaned $1,791,475 to Infratont Equities for the purpose of providing the borrower with working capital and funding of business development in general. The loan matures on November 15, 2013 and accrues interest at a rate of 1.75% per month, payable quarterly commencing in March 2013. Through April 12, 2013, Infratont Equities has repaid approximately $900,000 of this loan. However, as of December 31, 2012, the Company recorded a reserve for loan losses of $891,475 relating to this loan primarily because the Company was unable to review the financial information or the collateral value of the borrower as of that date. For additional information, see Note 7 of the accompanying Notes to Consolidated Financial Statements.

Financing activities provided $35,834,681 of cash during the year ended December 31, 2012, compared to providing $3,515,677 of cash during the year ended December 31, 2011. The increase in cash provided by financing activities during the year ended December 31, 2012 is primarily attributable to $25,690,793 of cash received from our merger with Net Element, $9,400,164 (net) of borrowings under our credit facility and factoring facility with Alfa-Bank and $4,100,000 from cash paid for shares and warrants, partially offset by a $2,056,821 increase in restricted cash, $1,253,266 change in due to related parties, and $75,000 in repayments of related party notes. Cash provided by financing activities during the year ended December 31, 2011 primarily consisted of $3,600,742 of borrowings under related party notes and $131,280 of capital contributed by non-controlling equity investors, partially offset by $314,733 of payments on related party notes. The majority of the contributed capital came from a $100,000 minority investment in Yapik and a $31,280 minority investment in LegalGuru.

At September 30, 2012, the Company (then known as Cazador Acquisition Corporation Ltd.) had $46,165,000 of restricted cash held in trust. In connection with our merger with Net Element, those public shareholders who voted against the Merger and duly exercised their shareholder redemption rights were able to redeem their ordinary shares for approximately $10.036 per share, representing the pro rata share of the aggregate amount then on deposit in the Company’s trust account. The public shareholders redeemed 1,956,645 ordinary shares for a total amount of approximately $19.6 million. After shareholder redemptions of approximately $19.6 million, transaction expenses of approximately $1.6 million and repaying certain related party debt totaling approximately $13 million, the Company received approximately $12 million of cash proceeds from the trust account.

On August 17, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed under the Credit Agreement is 3.55% per annum. Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 21, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. As of December 31, 2012, the Company had restricted cash pursuant the Credit Agreement of $1.8 million. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. The balance of this loan was 53,900,000 rubles (approximately $1.8 million in U.S. dollars) at December 31, 2012.

On September 28, 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, TOT Money agreed to assign to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars) provided by Alfa-Bank to TOT Money. On January 14, 2013, the agreement was amended to increase the maximum aggregate amount of financing available under the factoring agreement by 100 million Russian rubles (approximately $3.3 million in U.S. dollars) to 400 million Russian rubles (approximately $13.1 million in U.S. dollars). The term of the agreement is from September 28, 2012 until December 5, 2013. Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles to 100 Russian rubles per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the Agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. The balance of the factoring agreement was 232,723,216 rubles (approximately $7.6 million in U.S. dollars) at December 31, 2012.

Below is a summary of certain additional financing activities since the beginning of our 2011 fiscal year.

On January 31, 2011, Motorsport, LLC entered into a loan agreement with Enerfund, LLC in the principal amount of $184,592. The annual interest rate was 5% payable annually on December 31. The loan was scheduled to mature on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time. This loan was repaid in full on February 24, 2011 for an aggregate of $186,808.

On January 31, 2011, Music1, LLC entered into a loan agreement with Enerfund, LLC in the principal amount of $128,890. The annual interest rate was 5% payable annually on December 31. The loan was scheduled to mature on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued and unpaid interest due at that time. This loan was repaid in full on February 24, 2011 for an aggregate of $131,827.

On May 16, 2011 Net Element entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000. The annual interest rate was 5.0% and principal and interest was due on or before April 27, 2014. Outstanding principal was convertible into shares of Net Element common stock at a conversion price of $4.40 per share. Enerfund had funded the full amount of this note and, on October 2, 2012, Enerfund exercised its conversion right and received 454,545 shares of Net Element common stock. In addition, the Company paid Enerfund $129,864 of accrued interest under this note on October 3, 2012.

On June 16, 2011, Net Element entered into a Subscription Agreement pursuant to which it sold a 15% ownership interest in its subsidiary, Yapik LLC, to Sergey Kaplan (who is the son-in-law of the Company’s director and majority stockholder, Mike Zoi), in exchange for a $100,000 investment in Yapik LLC, which was received on June 20, 2011. Mr. Kaplan had an option to convert the 15% ownership interest in Yapik LLC into 37,500 shares of Net Element common stock. This conversion right was exercised on October 2, 2012.

On October 24, 2011, Net Element entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1.6 million. The annual interest rate under the note was 5% and principal and interest was due on or before October 24, 2014. Outstanding principal under the note was convertible into shares of Net Element common stock at a conversion price of $4.40 per share. Upon conversion of the note, Net Element was required to issue to Enerfund a five-year warrant to purchase a number of shares of Net Element common stock equal to the number of shares issued upon such conversion with an exercise price of $4.40 per share. On October 2, 2012, Enerfund exercised its conversion right and received 363,636 shares of Net Element common stock plus a five-year warrant to purchase 363,636 shares of Net Element common stock with an exercise price of $4.40. Upon issuance, this warrant was immediately exercised in a cashless transaction resulting in Net Element issuing Enerfund 203,636 shares of common stock. In addition, the Company paid Enerfund $74,102 of accrued interest under this note on October 3, 2012.

On February 2, 2012, Net Element entered into a Subscription Agreement with one of the Company’s directors, Felix Vulis, pursuant to which Mr. Vulis purchased from Net Element for $100,000: (i) 16,667 shares of Net Element common stock; (ii) a three-year warrant to purchase up to an additional 16,667 shares of Net Element common stock with an exercise price of $10.00 per share; (iii) a three-year warrant to purchase up to an additional 16,677 shares of Net Element common stock with an exercise price of $20.00 per share; and (iv) a three-year warrant to purchase up to an additional 16,667 shares of Net Element common stock with an exercise price of $40.00 per share. These warrants were cancelled on October 2, 2012 pursuant to our merger agreement with Net Element.

On February 23, 2012, Net Element entered into a Subscription Agreement pursuant to which it sold 333,333 newly issued shares of Net Element common stock to Kenges Rakishev for an aggregate purchase price of $2,000,000, or $6.00 per share.

On May 14, 2012, Net Element entered into a $500,000 principal amount Promissory Note and Loan Agreement with Enerfund, LLC maturing November 1, 2012. The interest rate was 5% per annum. The Company repaid this note with accrued interest of around $10 thousand on October 3, 2012.

On June 26, 2012, Net Element’s subsidiary, Net Element Russia, entered into a Loan Agreement with Green Venture Group, LLC, pursuant to which Net Element Russia was loaned 150 million Russian rubles (approximately $4.9 million in U.S. dollars). The loan was intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement was 8.15% per annum and outstanding principal and interest was due on or before November 1, 2012. Green Venture Group, LLC is owned and controlled by Mike Zoi. The funding under this loan agreement was received July 20, 2012. On October 2, 2012, the loan with Green Venture Group, LLC was assigned to the Company and simultaneously repaid in full with the exception of $263,374 balance at December 31, 2012 reflected in due to related parties in the accompanying balance sheet.

On July 4, 2012, Net Element Russia entered into a Loan Agreement with OOO Sat-Moscow, pursuant to which Net Element Russia was loaned 150 million Russian rubles (approximately $4.9 million in U.S. dollars). The loan was intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement was 8.15% per annum and outstanding principal and interest was due on or before November 1, 2012. Sat-Moscow is indirectly controlled by Kenges Rakishev, Chairman of the Board of Directors of the Company. On October 2, 2012, the loan with Sat-Moscow was assigned to the Company and simultaneously repaid in full.

Off-balance sheet arrangements

At December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) and FASB Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”)

The FASB issued ASU 2011-05 in June 2011. The amendment of this ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the FASB Accounting Standards Codification (“ASC”) in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU also does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.

In December 2011, the FASB issued ASU 2011-12, which defers indefinitely the new requirement in ASU 2011-05 to present components of reclassification adjustments out of accumulated other comprehensive income on the face of the income statement by income statement line item.

The guidance impacts presentation disclosure only and did not have an impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)

The FASB issued ASU 2011-11 in December 2011. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. To meet this objective, entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement or similar arrangement shall disclose the following quantitative information separately for assets and liabilities in tabular format: (a) gross amounts of recognized assets and liabilities; (b) amounts offset to determine the net amount presented in the balance sheet; (c) net amounts presented in the balance sheet; (d) amounts subject to an enforceable master netting agreement or similar arrangement not otherwise included in (b), including: amounts related to recognized financial instruments and other derivatives instruments if either management makes an accounting election not to offset or the amounts do not meet the guidance in ASC Section 210-20-45 or ASC Section 815-10-45, and also amounts related to financial collateral (including cash collateral); and (e) the net amount after deducting the amounts in (d) from the amounts in (c).

In addition to these tabular disclosures, entities are required to provide a description of the setoff rights associated with assets and liabilities subject to an enforceable master netting arrangement.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

The provisions of this guidance impact presentation disclosure only and will not have an impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”)

The FASB issued ASU 2012-02 in July 2012. ASU 2012-02 is intended to simplify how entities test indefinite-lived intangible assets, other than goodwill, for impairment. ASU 2012-02 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The previous guidance under ASC Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment on at least an annual basis by comparing an asset’s fair value with its carrying amount and recording an impairment loss for an amount equal to the excess of the asset’s carrying amount over its fair value. Under the amendments in this ASU, an entity is not required to calculate the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. In addition the new qualitative indicators replace those currently used to determine whether indefinite-lived intangible assets should be tested for impairment on an interim basis.

ASU 2012-12 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim impairment tests performed as of a date before July 27, 2012, as long as the financial statements have not yet been issued. The Compay did not elect to adopt early the provisions of this ASU.

The provisions of this guidance simplify how entities test for indefinite-lived assets impairment and will not have an impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”)

The FASB issued ASU 2013-01 in January 2013. ASU 2013-01 clarifies that the scope of FASB Accounting Standard Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), applies only to derivatives accounted for under ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

ASU 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

The adoption of this guidance impacts presentation disclosures only and will not have an impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”)

The FASB issued ASU 2013-02 in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments of ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.

ASU 2013-02 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted

The adoption of this guidance impacts presentation disclosures only and will not have an impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firms set forth on pages F-1 through F-39 are filed as part of this Report and incorporated herein by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to the material weaknesses in our internal control over financial reporting as discussed below under “Management’s Report on Internal Control Over Financial Reporting.” Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and the continued integration of these businesses. We have contracted to install new financial systems and that process is currently expected to be completed by December 31, 2013. We will continue to address deficiencies as resources permit.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We recognize that because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2012.

Management is aware of the following material weaknesses (a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis) in the Company’s internal control over financial reporting:

Control Environment

•	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2012. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

•	Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2012. Although we believe that we have established appropriate transaction approval criteria, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions.

•	Recently composed Audit Committee and New Executive Management Team Members: A changing organizational structure and newly installed audit committee provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. We did have an established audit committee as of December 31, 2012; however, due to the addition of certain recently appointed directors and certain recent changes in both executive management and the composition of Company subsidiaries, there has been insufficient time to establish adequate Best of Practice procedures. These changes in directors, executive management and the composition of subsidiaries occurred as of October 2, 2012 in connection with the Company’s merger with Net Element. An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance.

Control Activities

•	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, or being inadequate documentation, and lack of financial resources.

Information and Communication

•	Adequacy of Financial Information: We concluded that our internal controls were not effective as of December 31, 2012 due to the lack of general computer controls surrounding the billing and financial reporting system in one of our Russian subsidiaries. However, management believes that, given the size and scope of our business, all material information was communicated to management within a time frame that was adequate for management to make informed business and reporting decisions.

Monitoring

•	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a consistent basis. Management intends to focus its remediation efforts in the near term on designing revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also is committed to taking further action and implementing enhancements or improvements as resources permit. We recognize that, due to the size and early stage of development of our business, implementation of additional measures may take considerable time. Management intends to review the general computer controls surrounding its foreign subsidiaries’ billing and financial reporting systems in order to help ensure that all inadequacies are remediated.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

On September 28, 2012, Net Element entered into the Second Amendment to its Lease Agreement for its corporate headquarters in Miami, Florida. Pursuant to the Second Amendment, Net Element and its landlord agreed that Net Element would have one option to renew its lease for an additional 12 months with base rent of $16,807.92 per month, or $201,695.00 for the entire 12 months.

On October 31, 2012, the Company entered into the Third Amendment to its Lease Agreement for its corporate headquarters in Miami, Florida. Pursuant to the Third Amendment, the Company and its landlord agreed to extend the term of the Lease Agreement for a period ending January 31, 2013 with base rent of $16,807.92 per month.

On November 30, 2012, the Company entered into the Fourth Amendment to its Lease Agreement for its corporate headquarters in Miami, Florida. Pursuant to the Fourth Amendment, the Company and its landlord agreed to extend the term of the Lease Agreement for a period ending February 28, 2013 with base rent of $16,807.92 per month. The Fourth Amendment also provided the Company an option to further extend the term until December 31, 2013 with the same rent amount, provided that the Company signs an agreement to extend the lease by December 31, 2012.

On December 31, 2012, the Company entered into the Fifth Amendment to its Lease Agreement for its corporate headquarters in Miami, Florida. Pursuant to the Fifth Amendment, the Company and its landlord agreed to extend the term of the Lease Agreement for a period ending April 30, 2013 with base rent of $16,807.92 per month. The Fifth Amendment also provided the Company an option to further extend the term until December 31, 2013 with the same rent amount, provided that the Company signs an agreement to extend the lease by January 31, 2013.

Effective as of April 10, 2013, Curtis Wolfe’s position as Secretary of the Company was terminated.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The directors and executive officers of the Company and their respective ages, and positions with the Company and certain business experience as of April 12, 2013 are set forth below. Mike Zoi’s niece is married to Dmitry Kozko. Except for the relationship between Messrs. Zoi and Kozko, there are no family relationships among any of the directors or executive officers.

Name	Age	Position
Francesco Piovanetti	38	Chief Executive Officer & Director
Dmitry Kozko	29	President & Director
Jonathan New	53	Chief Financial Officer
Ivan Onuchin	37	Chief Technology Officer
Kenges Rakishev	34	Director
Mike Zoi	47	Director
David P. Kelley II	56	Director
James Caan	73	Director
Felix Vulis	58	Director

Each of our directors will hold office until our next annual meeting of stockholders at which directors are elected or until his successor is duly elected and qualified. Executive officers serve at the discretion of the Board of Directors.

Francesco Piovanetti, Chief Executive Officer and Director. Mr. Piovanetti has served as Chief Executive Officer and a director of the Company since October 2, 2012. Previously, Mr. Piovanetti held the following positions with the Company when it operated as Cazador: Chief Executive Officer from March 23, 2012 until October 2, 2012; Co-Chief Executive Officer, Chief Financial Officer, President and director from April 20, 2010 until March 23, 2012; and Chairman of the Board of Directors from March 23, 2012 until October 2, 2012. Mr. Piovanetti is the Chief Executive Officer and Director of Arco Capital Corporation, Ltd. He is also the Chief Executive Officer and President of Bond Street Management LLC. Mr. Piovanetti has more than a decade and a half of experience working in various areas of corporate finance, capital markets and investment banking. Mr. Piovanetti has served as President of Arco Capital Management LLC since its formation in 2006. From 2003 to 2006, Mr. Piovanetti served as Managing Director at Gramercy. Prior to joining Gramercy, from 1997 to 2003, Mr. Piovanetti was employed as an Analyst and later as an Associate, a Vice President and then as a Director at Deutsche Bank in its Structured Capital Markets Group, which executed proprietary and client arbitrage transactions. From 1995 to 1997, he was a Senior Analyst in Deloitte & Touche’s Corporate Finance Group, where he consulted in the areas of commercial lending, mergers and acquisitions, management buyouts, capital sourcing and valuation services. Mr. Piovanetti received a B.A. in Economics and B.S. in Finance from Bryant University, and an M.B.A. from Columbia Business School. The skills and experience of Mr. Piovanetti in emerging markets, investment banking and corporate finance makes him qualified to serve as a director of the Company.

Dmitry Kozko, President and Director. Mr. Kozko has been President and a director of the Company since October 2, 2012. Mr. Kozko was Executive Vice President of Business Development of the Company’s predecessor, Net Element, from December 2010 until October 2, 2012 and a director of Net Element from October 24, 2011 until October 2, 2012. Mr. Kozko co-founded the Company’s subsidiary, Openfilm, LLC, in 2007 and was Chief Executive Officer of Openfilm from 2009 until October 2, 2012. From 2007 until 2009, Mr. Kozko was Chief Marketing Officer of Openfilm. During his tenure with Openfilm, Mr. Kozko was responsible for marketing and sales initiatives, business development, overseeing technological development and capital raising. We believe that Mr. Kozko’s positions with Net Element, as well as his experience serving in leadership roles of Openfilm, qualifies him to serve as a director of the Company.

Jonathan New, Chief Financial Officer. Mr. New has been Chief Financial Officer of the Company since October 2, 2012. Mr. New was Chief Financial Officer of the Company’s predecessor, Net Element, from March 10, 2008 until October 2, 2012. From 2001 to 2003, Mr. New was Chief Operating Officer of Ener1, Inc. From 2004 until it was sold in 2006, Mr. New owned and operated Wholesale Salon Furniture Corp.com, which imported and distributed salon equipment. Thereafter, until joining Net Element, Mr. New provided services to public companies on a variety of corporate accounting, reporting and audit related issues. Prior to joining Ener1, Inc. in 2001, Mr. New held controller and chief financial officer positions with companies including Häagen-Dazs, Virtacon (a web development company), RAI Credit Corporation and Prudential of Florida. Mr. New obtained his BS in Accounting from Florida State University and began his career with Accenture. He is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Ivan Onuchin, Chief Technology Officer. Mr. Onuchin has been Chief Technology Officer of the Company since October 2, 2012. Mr. Onuchin joined the Company’s predecessor, Net Element, on November 1, 2010 and was Chief Technology Officer of Net Element and its subsidiaries from December 14, 2010 until October 2, 2012. From December 2008 through October 2010, Mr. Onuchin was employed with EdgeTech, Inc., an underwater imaging company, as a software engineer responsible for the creation of architecture and software development for a new generation of products for managing advanced underwater sonar imaging systems. From September 2005 until December 2008, Mr. Onuchin was Chief Technology Officer of Helpful Technologies, Inc. and its subsidiaries, a Florida-based software development company providing products that simplify access and navigation to the Internet. Mr. Onuchin’s responsibilities for Helpful Technologies, Inc. included development of break-through technologies allowing users to navigate on the Internet without launching a browser. From February 2004 through June 2005, Mr. Onuchin was the Chief Technology Officer of Splinex Technology, Inc., a predecessor of Net Element, which was involved in the development of advanced technologies in the three-dimensional computer graphics industry. Throughout his career, Mr. Onuchin was responsible for the creation of proprietary intellectual property portfolios and managed local and outsourced teams of software developers. Mr. Onuchin has a post-graduate degree from the Russian Academy of Science, where he has also taught classes in advanced mathematics. Mr. Onuchin has also taught at Ural State Technical University and Ural State University.

Kenges Rakishev, Director. Mr. Rakishev has been a director of the Company and Chairman of the Company’s Board of Directors since October 2, 2012. Mr. Rakishev served as a director of the Company’s predecessor, Net Element, from April 23, 2012 until October 2, 2012. Mr. Rakishev has been Chairman of SAT & Company JSC since November 2008. Since August 2011, he has been a non-executive director and Chairman of SAT & Co Netherlands N.V. and, since September 2011, Mr. Rakishev has been a director of SatFerro Limited. Since December 2010, Mr. Rakishev has been a Chairman of several companies including: Jinsheng SAT (Tianjin) Commercial and Trading Co., Ltd.; Ulanhot Jinyuanda Heavy Chemical Industry Co., Ltd; Baicheng Jinsheng Nickel Industry Co., Ltd.; and Taonan City Jinsheng Metallurgical Products Co. From October 2004 through the present Mr. Rakishev has served as a Vice-President of the Union of Chambers of Commerce of the Republic of Kazakhstan. Since 2010, Mr. Rakishev has been the Vice-President of The Boxing Association of Republic of Kazakhstan and, since 2011, he has been the Vice-President of Asian Boxing Confederation. Mr. Rakishev holds a B.A. (Law) from the Kazakh State Law Academy and a B.A (International Economics) from the Kazakh Economic University. Mr. Rakishev also has a AMP Diploma from Oxford University. We believe that Mr. Rakishev’s international business leadership and relationships, combined with his extensive knowledge and unique perspectives of global business opportunities, qualifies him to serve as a director of the Company.

Mike Zoi, Director. Mr. Zoi has been a director of the Company since October 2, 2012. Mr. Zoi was Chief Executive Officer and Chairman of the board of directors of the Company’s predecessor, Net Element, from 2007 until October 2, 2012. Mr. Zoi served as a director of Ener1, Inc. from February 2002 to August 2008 and a vice president of Ener1, Inc. from February 2007 to August 2008. Ener1, Inc. is engaged primarily in the business of designing, developing and manufacturing rechargeable lithium-ion batteries and battery pack systems for use in the transportation, grid energy storage and small pack, or consumer cell product markets. In 2006, Mr. Zoi founded and he continues to own 100% of Enerfund, LLC, a company that owns interests in a variety of high growth businesses focused on technology, alternative energy transportation and real estate. Earlier in his career, Mr. Zoi worked in various capacities relating to international finance and business development. We believe that Mr. Zoi’s extensive knowledge of the Company and its businesses, as well as his leadership roles in various technology companies, makes him qualified to serve as a director of the Company.

David P. Kelley II, Director. Mr. Kelley has served as a director of the Company since August 2010. Mr. Kelley is a partner of Zenith Capital Partners, LLC, a private equity firm located in New York, where he has served since 2006, and a founding partner of Andover Partners Strategic Security Solutions, LLC (AP-S3, LLC), a security and intelligence consulting firm, where he has served since December 2009. From 1985 to 1988, Mr. Kelley was a tax lawyer in the law firm of Brown and Wood located in New York. From 1988 to 1991, Mr. Kelley worked at Merrill Lynch in New York, where he was promoted to a Director of the Global Swap Group. From 1991 to 1994, Mr. Kelley was a Managing Director at UBS Securities in New York, in charge of the U.S. Structured Products Group. From 1994 to 1998, Mr. Kelley was a Managing Director and Head of the Global Structured Products Group at Deutsche Bank Securities in New York. From 1998 to 2006, Mr. Kelley was a Managing Director of Integrated Capital Associates, a private equity firm located in New York. Mr. Kelley is currently a Director of the Apex-Guotai Junan Greater China Fund, headquartered in Hong Kong. Mr. Kelley graduated from Emory University with a BA degree in 1979. He graduated with a J.D. degree from Temple University School of Law in 1983, and he received an L.L.M. in Taxation from New York University School of Law in 1985. We believe that Mr. Kelley’s experience as a consultant and member of multiple different oversight bodies, provides him with the necessary skills to be qualified to serve as a director of the Company.

James Caan, Director. Mr. Caan has been a director of the Company since October 2, 2012. Mr. Caan served as a director of the Company’s predecessor, Net Element, from January 1, 2011 until October 2, 2012. Mr. Caan also has been Chairman of the Advisory Board of Openfilm since October 12, 2009. Pursuant to Mr. Caan’s advisory agreement with Openfilm, Mr. Zoi and Mr. Kozko are obligated to vote their shares in the Company in favor of Mr. Caan as a director of the Company until December 14, 2013. Mr. Caan is an actor and director, having worked in the film and television industries for over 40 years, and he is one of the entertainment industry’s most renowned talents, having starred in over 80 films. We believe that Mr. Caan’s position with Openfilm, as well as his tenure working as an actor and director in the film and television industry, qualifies him to serve as a director of the Company.

Felix Vulis, Director. Mr. Vulis has been a director of the Company since October 2, 2012. Mr. Vulis served as a director of the Company’s predecessor, Net Element, from December 14, 2011 until October 2, 2012. Mr. Vulis is currently Chief Executive Officer of Eurasian Natural Resources Corporation PLC (“ENRC”) (LSE: ENRC.L), a FTSE 100 company, and has been Chief Executive Officer of ENRC since August 2009. ENRC is a leading diversified natural resources group with integrated mining, processing, energy, logistics and marketing operations. Prior to his appointment as Chief Executive Officer of ENRC, Mr. Vulis was Chief Operating Officer of ENRC since December 2006. Between 2002 and 2006, Mr. Vulis was First Vice President of Eurasia Industrial Association. Before joining the ENRC group in 2001, Mr. Vulis was President of UNICHEM K, LLC. From 1990 until 1995 he was President and Chief Executive Officer of AGC Group, Inc. We believe that Mr. Vulis’ service as a director of Net Element, as well as his role as Chief Executive Officer of ENRC, provides him with the necessary skills and experience to be qualified to serve as a director of the Company.

Audit Committee

Our Board of Directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of David P. Kelley II (audit committee chairman), Kenges Rakishev and Felix Vulis. The Board of Directors has determined that the audit committee’s current member composition satisfies the rules of NASDAQ that govern audit committee composition, including the requirements that each audit committee member must (i) be an “independent director” as defined under NASDAQ Listing Rule 5605(a)(2), (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act, (iii) not have participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iv) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Further, the Board of Directors has determined that David P. Kelley II is financially sophisticated as described in NASDAQ Listing Rule 5605(c)(2) and qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Director Recommendations

We have not adopted procedures by which security holders may recommend nominees to the Board of Directors.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company, including our principal executive officer and our principal financial and accounting officer. A copy of our Code of Ethics and Business Conduct has been posted to the “Corporate Governance” section of our Internet website at http://www.netelement.com/. We will provide a copy of our Code of Ethics and Business Conduct to any person without charge, upon written request to the Company’s Chief Financial Officer, 1450 S. Miami Avenue, Miami, FL 33130, fax number (305) 358-7876, e-mail address investors@netelement.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Directors, officers and greater than ten percent stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file on a timely basis the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Enerfund, LLC, 10% owner	1	3	0
TGR Capital, LLC, 10% owner	1	2	0
Mike Zoi, Director and 10% owner	2	9	0
Francesco Piovanetti, Chief Executive Officer & Director	1	1	0
Dmitry Kozko, President & Director	1	1	0
Alberto Hernandez, former Chief Operating Officer	1	1	0
Richard Lappenbusch, former Executive Vice President & Chief Strategy Officer	1	0	0

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2012 and 2011 with respect to all compensation paid to or earned by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year. We refer to these individuals as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Francesco Piovanetti, Chief	2012	$-	$-	$-	$-	$-	$-
Executive Officer	2011	$-	$-	$-	$-	$-	$-
Mike Zoi, former Chief	2012	$150,068	$-	$-	$-	$13,576	$163,644
Executive Officer of Net Element	2011	$350,000	$-	$-	$-	$12,246	$362,246
Jonathan New, Chief	2012	$110,683	$250,000	$-	$182,340	$9,071	$552,094
Financial Officer	2011	$105,001	$24,878	$10	$36,233	$8,371	$174,493
Curtis Wolfe, former	2012	$97,540	$125,000	$-	$19,149	$8,445	$250,134
Secretary and CEO & Chairman of LegalGuru	2011	$87,000	$-	$10	$22,400	$5,810	$115,220

(1)	The value of option awards was calculated using a Black-Scholes model that computed volatility based on the quoted stock price for each day the stock had trading volume. The stock price and exercise price were the quoted closing price on the day the options were granted. The bond equivalent yield used was the five-year daily treasury yield curve rate obtained from www.treasury.gov. The term of the options was five years and the annual rate of quarterly dividends was 0%.

On October 24, 2012, we entered into a Management and Consulting Services Agreement (“Consulting Agreement”) with Bond Street Management LLC, pursuant to which Bond Street Management provides certain management and consulting services, as well as other services, to the Company and its subsidiaries, in particular, Net Element Russia, TOT Money, Music1 Russia and Motorsport, LLC. Francesco Piovanetti is Chief Executive Officer and President of Bond Street Management LLC, and a trust of which Mr. Piovanetti is a beneficiary owns a 25% ownership interest in Bond Street Management LLC. Mr. Piovanetti provides services as Chief Executive Officer of the Company pursuant to this Consulting Agreement. Subject to each party’s respective rights to terminate the Consulting Agreement earlier, the initial term of the Consulting Agreement is until December 31, 2013 and it will automatically renew for a one-year term on each anniversary of that date. For the services provided under the Consulting Agreement (including Mr. Piovanetti’s compensation as Chief Executive Officer of the Company), the Company pays Bond Street Management a service fee of $50,000 per month and reimburses Bond Street Management for all of its documented business expenses incurred directly on behalf of the Company. Bond Street Management is also eligible for a discretionary performance based fee, which is payable in cash or non-cash equitable compensation at the sole discretion of the independent directors of the Company or by the Company if its chief executive officer is not an employee, officer or affiliate of Bond Street Management. In addition, the Company bears all costs and expenses that are directly attributable to the salaries, bonuses and fringe benefits payable to accounting and operations employees of Bond Street Management to the extent of the accounting, operating and other administrative services provided by Bond Street Management on behalf of the Company. The Company expects that this Consulting Agreement will be terminated soon after this Report has been filed with the Commission.

The Company did not have any outstanding equity awards as of December 31, 2012. All previously outstanding equity awards of Net Element were exercised or converted, as applicable, immediately prior to the Company’s merger with Net Element. For additional information, see Note 5 of the accompanying Notes to Consolidated Financial Statements.

Director Compensation

Effective as of November 26, 2012, the Board of Directors authorized the Company to pay the audit committee chairman an annual retainer of $30,000, each other member of the audit committee an annual retainer of $5,000, the chairman of any other committee an annual retainer of $15,000 and each other member of any other committee an annual retainer of $2,500.  For 2012, such retainers were pro-rated and paid only for the month of December.  Going forward, subject to obtaining stockholder approval at the next annual meeting of stockholders, the Board of Directors also authorized the Company to grant each independent director 15,000 shares of common stock per year (pro-rated for any partial calendar year for which a director serves), which shares will vest on a quarterly basis during the year of service.  The Company also reimburses each of its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors and any committees thereof, including, without limitation, travel, lodging and meal expenses.  Other than reimbursement of out-of-pocket expenses, a director who is an employee or officer does not receive compensation of any kind for service as a director.

2012 Director Compensation Table

The following table further summarizes the compensation paid to the Company’s directors for service as a director during 2012:

Director Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Francesco Piovanetti	$-	$-	$-	$-	$-	$-		$-
Dmitry Kozko	$-	$-	$-	$-	$-	$-		$-
Kenges Rakishev	$1,875	$-	$-	$-	$-	$1,333,334	(2)	$1,335,209
Mike Zoi	$-	$-	$-	$-	$-	$-		$-
David P. Kelley II	$3,958	$-	$-	$-	$-	$-		$3,958
James Caan	$416	$-	$-	$-	$-	$-		$416
Felix Vulis	$417	$-	$-	$-	$-	$806,667	(3)	$807,084
Facundo Bacardi (1)	$-	$-	$-	$-	$-	$-		$-
Shai Novik (1)	$-	$-	$-	$-	$-	$-		$-
Carlos Valle (1)	$-	$-	$-	$-	$-	$-		$-

(1)	Former director of the Company when it operated as Cazador. This director resigned in connection with the Company’s merger with Net Element on October 2, 2012.
(2)	Represents the compensation cost to the Company, computed in accordance with FASB ASC Topic 718, for 333,333 shares of common stock purchased from Net Element at a discount to the market price on the date of purchase. Such shares were purchased from Net Element pursuant to a Subscription Agreement entered into on February 23, 2012 (prior to the date when Mr. Rakishev became a director of both Net Element and the Company) for a purchase price of $6.00 per share. The market price of such shares on the date of purchase was $10.00 per share.
(3)	Represents the compensation cost to the Company, computed in accordance with FASB ASC Topic 718, for 16,667 shares of common stock purchased from Net Element at a discount to the market price on the date of purchase. In connection with such purchase, Net Element issued to Mr. Vulis warrants to purchase up to 50,000 shares of common stock at exercise prices from $10.00 to $40.00 per share, which warrants were cancelled on October 2, 2012 pursuant to the Merger Agreement with Net Element. Such shares of common stock and warrants were purchased from Net Element pursuant to a Subscription Agreement entered into on February 2, 2012. The 16,667 shares of common stock were purchased for a purchase price of $6.00 per share. The market price of such shares on the date of purchase was $13.60 per share.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our common stock as of April 12, 2013 by (i) each person who is known to us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. The holders of our shares of common stock are entitled to one vote for each outstanding share on matters submitted to our stockholders.

Name and address of beneficial owner	Amount and nature of beneficial ownership (number of shares of common stock beneficially owned) (1)		Percent of class (1)
Mike Zoi c/o Net Element International, Inc. 1450 South Miami Ave Miami FL 33130	15,673,870	(2)	55.4%
Enerfund, LLC 1450 South Miami Ave Miami FL 33130	12,747,944	(3)	45.0%
TGR Capital, LLC 1450 South Miami Ave Miami FL 33130	8,301,069	(4)	29.3%
MTZ Fund, LLC 1450 South Miami Ave Miami FL 33130	1,777,344	(5)	6.3%
Kenges Rakishev 11 Ondasynov Street Almaty Kazakhstan 050051	7,654,085	(6)	27.0%
Mark Global Corporation c/o Trident Trust Co. (BVI) Ltd. Trident Chambers PO Box 146 Road Town Tortola, British Virgin Islands	5,000,000	(7)	17.7%
Novatus Holding PTE. Ltd. 22B Duxton Hill Singapore 089605, Republic of Singapore	2,320,751	(8)	8.2%
Francesco Piovanetti City View Plaza Two, Suite 6000 48 Carr 165 Guaynabo, Puerto Rico 00968	4,868,600	(9)	15.2%
Dmitry Kozko c/o Net Element International, Inc. 1450 South Miami Ave Miami FL 33130	1,354,013	(10)	4.8%
Ivan Onuchin c/o Net Element International, Inc. 1450 South Miami Ave Miami FL 33130	9,852		*
Jonathan New c/o Net Element International, Inc. 1450 South Miami Ave Miami FL 33130	26,550		*
James Caan 2791 Hutton Drive Beverly Hills, CA 90210	139,211		*
Felix Vulis 147 Lake Merced Hill So. San Francisco, CA 94132	36,667		*
David P. Kelley II City View Plaza Two, Suite 6000 48 Carr 165 Guaynabo, Puerto Rico 00968	14,000	(11)	*
All directors and executive officers as a group (9 persons)	29,776,848		93.0%

_________________________

* Less than 1%.

(1)	Applicable percentage ownership is based on 28,303,659 shares of common stock outstanding as of April 12, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of April 12, 2013 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)	Represents: (i) 144 shares of common stock held directly by Mr. Zoi; (ii) 4,446,875 shares of common stock held by Enerfund, LLC; (iii) 8,301,069 shares of common stock held by TGR Capital, LLC; (iv) 1,148,438 shares of common stock held by MZ Capital LLC (Delaware); and (v) 1,777,344 shares of common stock held by MTZ Fund, LLC. Mike Zoi shares with each of Enerfund, LLC, TGR Capital, LLC, MZ Capital LLC (Delaware) and MTZ Fund, LLC the power to vote or direct the vote, and to dispose or direct the disposition of, the respective shares of common stock beneficially owned by those entities. In addition to such shares, Mr. Zoi may be deemed to be in a group with Mr. Kozko, and thereby deemed to beneficially own any shares that are beneficially owned by Mr. Kozko, as a result of Mr. Zoi’s and Mr. Kozko’s agreement to vote their shares in the Company in favor of Mr. Caan as a director of the Company until December 14, 2013.

(3)	Represents: (i) 4,446,875 shares of common stock held directly by Enerfund, LLC; and (ii) 8,301,069 shares of common stock held by TGR Capital, LLC. Enerfund, LLC is the sole member of TGR Capital, LLC. Mike Zoi shares with Enerfund, LLC the power to vote or direct the vote, and to dispose or direct the disposition of, all of the shares of common stock beneficially owned by Enerfund, LLC.

(4)	Mike Zoi and Enerfund, LLC share with TGR Capital, LLC the power to vote or direct the vote, and to dispose or direct the disposition of, all of the shares of common stock beneficially owned by TGR Capital, LLC.

(5)	Mike Zoi shares with MTZ Fund, LLC the power to vote or direct the vote, and to dispose or direct the disposition of, all of the shares of common stock beneficially owned by MTZ Fund, LLC.

(6)	All information regarding shares that may be beneficially owned by Kenges Rakishev is based on information disclosed in a Schedule 13D filed jointly by Mr. Rakishev, Mark Global Corporation and Novatus Holding PTE. Ltd. with the Commission on October 9, 2012. Mr. Rakishev may be deemed to have beneficial ownership of 7,654,085 shares of common stock consisting of (i) 333,334 shares of common stock held directly by Mr. Rakishev, (ii) 5,000,000 shares of common stock held directly by Mark Global Corporation and (iii) 2,320,751 shares of Common Stock held directly by Novatus Holding PTE. Ltd. Mr. Rakishev is the sole shareholder of each of Mark Global Corporation and Novatus Holding PTE. Ltd. In such capacity, Mr. Rakishev exercises voting and investment power over the shares of common stock held by each of Mark Global Corporation and Novatus Holding PTE. Ltd.

(7)	All information regarding shares that may be beneficially owned by Mark Global Corporation is based on information disclosed in a Schedule 13D filed jointly by Kenges Rakishev, Mark Global Corporation and Novatus Holding PTE. Ltd. with the Commission on October 9, 2012. Mr. Rakishev is the sole shareholder of Mark Global Corporation and, in such capacity, he exercises voting and investment power over the shares of common stock held by Mark Global Corporation.

(8)	All information regarding shares that may be beneficially owned by Novatus Holding PTE. Ltd. is based on information disclosed in a Schedule 13D filed jointly by Kenges Rakishev, Mark Global Corporation and Novatus Holding PTE. Ltd. with the Commission on October 9, 2012. Mr. Rakishev is the sole shareholder of Novatus Holding PTE. Ltd. and, in such capacity, he exercises voting and investment power over the shares of common stock held by Novatus Holding PTE. Ltd.

(9)	All information regarding shares that may be beneficially owned by Francesco Piovanetti is based on information disclosed in Forms 3 and 4 filed by Mr. Piovanetti with the Commission. Mr. Piovanetti may be deemed to have beneficial ownership of 4,868,600 shares of common stock consisting of: (i) 3,714,000 shares of common stock issuable upon exercise of warrants with an exercise price of $7.50 per share and an expiration date of October 2, 2017, which are held by Arco Group LLC; (ii) 1,150,000 shares of common stock held by Arco Group LLC; and (iii) 4,600 shares of common stock held by Bond Street Management LLC. Mr. Piovanetti has a majority, controlling interest in Arco Group LLC and, consequently, Mr. Piovanetti has voting control, investment discretion and dispositive power over the shares held by Arco Group LLC. Mr. Piovanetti owns 25% of the outstanding equity interests in Bond Street Management LLC and he has voting control, investment discretion and dispositive power over the shares held by Bond Street Management LLC.

(10)	Represents: (i) 627,450 shares of common stock held directly by Mr. Kozko; and (ii) 726,563 shares of common stock held by MZ Capital LLC (Florida). Dmitry Kozko shares with MZ Capital LLC (Florida) the power to vote or direct the vote, and to dispose or direct the disposition of, all of the shares of common stock beneficially owned by MZ Capital LLC (Florida). In addition to such shares, Mr. Kozko may be deemed to be in a group with Mr. Zoi, and thereby deemed to beneficially own any shares that are beneficially owned by Mr. Zoi, as a result of Mr. Zoi’s and Mr. Kozko’s agreement to vote their shares in the Company in favor of Mr. Caan as a director of the Company until December 14, 2003.

(11)	Represents 14,000 shares of common stock issuable upon exercise of warrants with an exercise price of $7.50 per share and an expiration date of October 2, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2012.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-		-0-	-0-
Equity compensation plans not approved by security holders	75,000	(1)	n/a	n/a
Total	75,000	(1)	n/a	n/a

(1)	Represents a 15% ownership interest in the Company’s subsidiary, Splinex, LLC, which is owned by a consultant to the Company and is convertible into 75,000 shares of common stock of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Commencing on the effective date of our initial public offering, October 14, 2010, through the date of our merger with Net Element, we paid Arco Capital Management LLC (of which our Chief Executive Officer and director, Francesco Piovanetti, serves as President) a total of $7,500 per month for accounting, legal and operational support, access to support staff, and information technology infrastructure.

On March 23, 2012, Cazador entered into an agreement with Cazador Sub Holdings Ltd. (which is wholly owned by Arco Group LLC, a company in which Francesco Piovanetti has a majority, controlling interest), pursuant to which Cazador Sub Holdings Ltd. committed to advance to Cazador, by way of a non-interest bearing loan, an amount of up to $400,000 to cover ongoing costs and expenses relating to Cazador’s operations and in connection with a potential business combination. As of October 2, 2012, the Sponsor had advanced $352,759 to Cazador and that amount was repaid on October 3, 2012.

On December 31, 2010, Net Element entered into a Subscription Agreement with Enerfund, LLC pursuant to which Net Element received an aggregate of $2,000,000 in exchange for the issuance of 5,000,000 shares of Net Element common stock and warrants to purchase 2,500,000 shares of Net Element common stock at an exercise price of $2.00 per share for a period of five years from the date of issuance. However, Net Element did not have a sufficient number of authorized shares of Net Element common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction was accounted for as a purchase by Enerfund as of December 31, 2010 of 2,800,000 shares of Net Element common stock and fully vested warrants to purchase 1,400,000 shares of Net Element common stock for $2.00 per share in exchange for $1,120,000. The balance of the proceeds of $880,000 was accounted for as an advance until March 7, 2011, when Net Element issued the balance of the shares and warrants.

On February 1, 2011, Net Element purchased all of the equity interests in Motorsport, LLC from Enerfund, LLC. As consideration for that acquisition, Net Element paid to Enerfund $130,000 and agreed to take over responsibility for the obligations of Motorsport, LLC under a Stock Purchase Agreement dated December 17, 2010 pursuant to which Motorsport, LLC would acquire all of the equity interests in Motorsport.com, Inc. At the time of Net Element’s acquisition of Motorsport, LLC, pursuant to the December 17, 2010 Stock Purchase Agreement, Motorsport, LLC had already acquired 80% of the outstanding common stock of Motorsport.com, Inc., although Motorsport, LLC remained obligated under the Stock Purchase Agreement to pay an aggregate of $450,000 to the sellers in four quarterly installments beginning on December 1, 2013. Pursuant to an amendment to the Stock Purchase Agreement dated January 10, 2012, that payment obligation was amended to provide that: (i) Motorsport, LLC must pay to the sellers $300,000 in cash in four equal annual installments of $75,000 each beginning on January 10, 2012, with each subsequent installment payable on each annual anniversary thereafter until such $300,000 is paid in full; and (ii) Net Element must issue to the sellers an aggregate of 33,333 shares of Net Element common stock. The first two annual $75,000 installments have been paid and such shares of Net Element common stock were issued to the sellers. The sellers have a security interest in the Internet domain names of Motorsport.com, Inc. as collateral for the Company’s and Motorsport’s remaining payment obligations.

The December 17, 2010 Stock Purchase Agreement provided Motorsport, LLC an option until December 16, 2018 to purchase the remaining 20% of the outstanding common stock of Motorsport.com, Inc. for a price per share of between $0.1075 and $0.1435 (or an aggregate of between $400,330 and $534,394) depending upon when the option was exercised, payable in either cash or shares of preferred stock of Motorsport.com, Inc. having an equivalent value. If the option were exercised before December 17, 2015, then the purchase price for the remaining 20% interests would have been $0.1075 per share, or an aggregate of $400,330. Pursuant to the January 10, 2012 amendment to the Stock Purchase Agreement, Motorsport, LLC exercised its option to acquire the remaining 20% interests for a purchase price consisting solely of Net Element’s issuance to the sellers of an aggregate of 83,333 shares of Net Element common stock.

On January 31, 2011, Motorsport, LLC entered into a loan agreement with Enerfund, LLC in the principal amount of $184,592. The annual interest rate was 5% payable annually on December 31. The loan was scheduled to mature on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued interest due at that time. This loan was repaid in full on February 24, 2011 for an aggregate of $186,808.

On February 1, 2011, Net Element purchased all of the equity interests in Music1, LLC from Enerfund for an aggregate purchase price of $15,000. On November 8, 2010, Music1, LLC purchased a 97% interest in A&R Music Live, LLC from Stephen Strother, the founder and former President of Music1. In connection with that purchase, Mr. Strother granted a royalty free license to Music1, LLC to use certain technology owned by him for the term of his employment agreement. Net Element was required to invest at least $500,000 in Music1 by December 31, 2012, which requirement was met during the fourth quarter of 2011. Pursuant to an agreement dated January 31, 2013, we ceased all operations of A&R Music Live, LLC and terminated Mr. Strother’s employment as of January 31, 2013, with agreement to pay him $150,000 over the next twelve months and to transfer and assign to him our 97% interest in A&R Music Live, LLC, the internet domain name www.arlive.com and related intellectual property rights (which transfers and assignments were completed on February 8, 2013). As of February 8, 2013, Mr. Strother owned a 100% interest in and operates A&R Music Live, LLC. The Company retained ownership of and rights to www.music1.com and www.music1.ru.

On January 31, 2011, Music1, LLC entered into a loan agreement with Enerfund, LLC in the principal amount of $128,890. The annual interest rate was 5% payable annually on December 31. The loan was scheduled to mature on the third anniversary of each funding under the loan agreement, which fundings occurred from October 2010 through January 2011, with accrued and unpaid interest due at that time. This loan was repaid in full on February 24, 2011 for an aggregate of $131,827.

During February 2011, Enerfund, LLC agreed to transfer 1,000,000 of Net Element’s common shares held by Enerfund to a consultant in consideration for services performed on Net Element’s behalf. Net Element recorded a compensation charge in the amount of the value of the services ($10,000) during the quarter ended March 31, 2011.

On March 17, 2011, Net Element formed a subsidiary, Splinex LLC, a Florida limited liability company. Splinex, LLC was formed to work on developing technology and web services for use in the Company’s products and services and certain other licensed applications focused in the areas of three dimensional (3D) imagery and video. As of April 12, 2011, an aggregate 15% ownership interest in Splinex, LLC was issued to certain of its employees and consultants and is convertible into 75,000 shares of common stock of the Company.

On June 16, 2011, Net Element entered into a Subscription Agreement pursuant to which it sold a 15% ownership interest in its subsidiary, Yapik LLC, to Sergey Kaplan (who is the son-in-law of the Company’s director and majority stockholder, Mike Zoi), in exchange for a $100,000 investment in Yapik LLC, which was received on June 20, 2011. Mr. Kaplan had an option to convert the 15% ownership interest in Yapik LLC into 37,500 shares of Net Element common stock. This conversion right was exercised on October 2, 2012.

On March 26, 2012, Net Element entered into an amended and restated joint venture agreement, dated as of December 31, 2011, with Curtis Wolfe regarding its subsidiary LegalGuru LLC. The amended agreement amends and restates the joint venture agreement entered into between Net Element and Mr. Wolfe effective as of March 29, 2011. We own a 70% interest in LegalGuru and Mr. Wolfe, who is the former Secretary of the Company and Chief Executive Officer and Chairman of LegalGuru, through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member), owns a 30% interest in LegalGuru. Pursuant to the joint venture agreement, Mr. Wolfe has the option to convert his 30% interest in LegalGuru into 75,000 shares of the Company’s common stock. The amended agreement required Net Element and Mr. Wolfe to invest up to an aggregate of $900,000 in LegalGuru, with Mr. Wolfe investing up to an aggregate of $100,000 and Net Element investing up to an aggregate of $800,000. The original agreement required Net Element and Mr. Wolfe to invest up to an aggregate of $1,000,000 in LegalGuru, with Mr. Wolfe investing up to an aggregate of $200,000 and Net Element investing up to an aggregate of $800,000. In connection with the $100,000 reduction in the amount required to be invested in LegalGuru by Mr. Wolfe, Mr. Wolfe agreed to maintain his then-current salary of $10,000 per month, with $8,000 of such amount paid in cash and $2,000 paid in stock options of Net Element, until LegalGuru generates at least $500,000 in revenue. Net Element satisfied its funding obligations to LegalGuru during the first quarter of 2012 and Mr. Wolfe satisfied his funding obligations to LegalGuru during the second quarter of 2012. In the first quarter of 2013, the Company indefinitely discontinued all development and marketing efforts for LegalGuru pending receipt of additional financing, if any.

In addition, on March 26, 2012, Net Element entered into the Limited Liability Company Operating Agreement of LegalGuru LLC, dated effective as of March 31, 2011, with Lobos Advisors, LLC, a company of which Curtis Wolfe is the President and managing member, and LegalGuru LLC. As described above, we own a 70% interest in LegalGuru and Lobos Advisors, LLC owns a 30% interest in LegalGuru. Pursuant to the joint venture agreement, Mr. Wolfe has the option to convert his 30% interest in LegalGuru into 75,000 shares of the Company’s common stock. The agreement provides that distributions to the members of LegalGuru are to be made in accordance with their respective percentage ownership interests. The agreement provides that Mr. Wolfe shall have the right to be appointed as a director of LegalGuru and to appoint one other director of LegalGuru, and that we have the right to appoint one director of LegalGuru. The agreement grants each member of LegalGuru rights of first refusal and tag along and drag along rights with respect to a member’s proposed sale of its membership interest in LegalGuru.

On May 16, 2011, Net Element entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund in the principal amount of $2,000,000. The annual interest rate was 5.0% and principal and interest was due on or before April 27, 2014. Outstanding principal was convertible by Enerfund at any time into shares of Net Element common stock at a conversion price of $4.40 per share. Enerfund had funded the full amount of this note and the balance at September 30, 2012 was $2,000,000. On October 2, 2012, Enerfund exercised its conversion right and received 454,545 shares of common stock. In addition, the Company paid Enerfund $129,864 of accrued interest under this note on October 3, 2012.

On August 9, 2011, Net Element entered into a Stock Purchase Agreement pursuant to which it was to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from its selling shareholder, Denise Muyco (who is the spouse of the Company’s former Executive Vice President and Chief Strategy Officer, Richard Lappenbusch), in exchange for the issuance of 250,000 shares of Net Element common stock. Stratuscore is in the business of providing a technical software and operation SaaS (Software as a Service) application service to clients/customers that require significant compute processing. Net Element intended to lower cost for its customers by providing efficient and secure network and content security when using this service. On November 10, 2011, Net Element and the selling shareholder mutually agreed to terminate and unwind that transaction. The 250,000 shares of Net Element common stock issuable pursuant to that transaction were not delivered to the selling shareholder. Amounts advanced and costs incurred of $196,557 were written off as of December 31, 2012. As consideration for amounts advanced to Stratuscore, Stratuscore agreed to issue Net Element a convertible promissory note convertible into equity in Stratuscore at the same rate as Ms. Muyco agrees to accept investment from a bona fide third party in the next investment round or lender terms. In the event that there is no further investment in Stratuscore, then the amount invested in Stratuscore by the Company would be based on the Company’s original valuation of Stratuscore. The negotiations for this convertible promissory note are on-going and the Company expects to finalize an agreement during 2013.

On October 24, 2011, Net Element entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund in the principal amount of $1.6 million. The annual interest rate under the note was 5% and principal and interest was due on or before October 24, 2014. Outstanding principal under the note was convertible by Enerfund at any time into shares of Net Element common stock at a conversion price of $4.40 per share. Upon conversion of the note, Net Element was required to issue to Enerfund a five-year warrant to purchase a number of shares of Net Element common stock equal to the number of shares issued upon such conversion with an exercise price of $4.400 per share. This loan was fully funded and the balance at September 30, 2012 was $1,600,000. On October 2, 2012, Enerfund exercised its conversion right and received 363,637 shares of common stock plus a five-year warrant to purchase 363,637 shares of common stock of Net Element with an exercise price of $4.40. Upon issuance, this warrant was immediately exercised in a cashless transaction resulting in Net Element issuing Enerfund 203,637 shares of common stock. In addition, the Company paid Enerfund $74,102 of accrued interest under this note on October 3, 2012.

On February 2, 2012, Net Element entered into a Subscription Agreement with one of its directors, Felix Vulis, pursuant to which Mr. Vulis purchased from Net Element for $100,000: (i) 16,667 shares of Net Element common stock; (ii) a three-year warrant to purchase up to an additional 16,667 shares of Net Element common stock with an exercise price of $10.00 per share; (iii) a three-year warrant to purchase up to an additional 16,667 shares of Net Element common stock with an exercise price of $20.00 per share; and (iv) a three-year warrant to purchase up to an additional 16,666 shares of Net Element common stock with an exercise price of $40.00 per share. These warrants were cancelled on October 2, 2012 pursuant to the Merger Agreement with Net Element.

On February 23, 2012, Net Element entered into a Subscription Agreement pursuant to which it sold 333,333 newly issued shares of Net Element common stock to Kenges Rakishev for an aggregate purchase price of $2,000,000, or $6.00 per share.

On February 24, 2012, Net Element entered into a Shareholder Rights Agreement with Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund. The companies TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund are directly or indirectly owned and controlled by Mike Zoi. Pursuant to the Shareholder Rights Agreement, the parties agreed to certain corporate governance matters pertaining to Net Element and Net Element granted registration rights to each of Mark Global Corporation, Kenges Rakishev, TGR Capital, LLC, Mike Zoi and certain of their assignees. The parties terminated the Shareholder Rights Agreement effective as of October 2, 2012.

On May 14, 2012, Net Element entered into a $500,000 principal amount Promissory Note and Loan Agreement with Enerfund maturing November 1, 2012. The interest rate was 5% per annum. The Company repaid this note with accrued interest of approximately $10,000 on October 3, 2012.

On June 26, 2012, Net Element’s subsidiary OOO Net Element Russia entered into a Loan Agreement with Green Venture Group, LLC, pursuant to which Net Element Russia was loaned 150 million Russian rubles (approximately $4.9 million in U.S. dollars). The loan was intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement was 8.15% per annum and outstanding principal and interest was due on or before November 1, 2012. Green Venture Group, LLC is owned and controlled by Mike Zoi. The funding under this loan agreement was received July 20, 2012. On October 2, 2012, the loan with Green Venture Group, LLC was assigned to the Company and simultaneously repaid in full with the exception of $263,374 balance at December 31, 2012 reflected in the due to related parties in the accompanying balance sheet.

On July 4, 2012, OOO Net Element Russia entered into a Loan Agreement with OOO Sat-Moscow, pursuant to which Net Element Russia was loaned 150 million Russian rubles (approximately $4.9 million in U.S. dollars). The loan was intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement was 8.15% per annum and outstanding principal and interest was due on or before November 1, 2012. Sat-Moscow is indirectly controlled by Kenges Rakishev, Chairman of the Board of Directors of the Company. On October 2, 2012, the loan with Sat-Moscow was assigned to the Company and simultaneously repaid in full.

On August 17, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed under the Credit Agreement is 3.55% per annum. Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 21, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. As of December 31, 2012, the Company had restricted cash pursuant the Credit Agreement of $1.8 million. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash.

On September 28, 2012, Net Element’s subsidiary OOO TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, TOT Money agreed to assign to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars) provided by Alfa-Bank to TOT Money. On January 14, 2013, the agreement was amended to increase the maximum aggregate amount of financing available under the factoring agreement by 100 million Russian rubles (approximately $3.3 million in U.S. dollars) to 400 million Russian rubles (approximately $13.1 million in U.S. dollars). The term of the agreement is from September 28, 2012 until December 5, 2013. Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles to 100 Russian rubles per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the Agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev.

On October 2, 2012, the Company closed its Merger with Net Element. Certain of Net Element’s and Cazador’s executive officers and directors had financial interests in the Merger that are different from, or in addition to, the interests of Cazador’s shareholders and Net Element’s shareholders, other than the insider shareholders. In the case of Net Element, immediately prior to the effectiveness of the Merger, the principal amounts of all outstanding convertible debt of Net Element owned by Enerfund (which is owned and controlled by Mike Zoi and totals $3.6 million) was converted into 32,727,274 shares of Net Element common stock, and subsequently converted into 818,182 shares of the Company’s common stock in the Merger and, immediately following the closing, the Company paid to Enerfund an amount, in cash, representing payment in full of all non-convertible notes and payables of Net Element owed to Mike Zoi or any of his affiliates which were then outstanding (which totaled approximately $7.9 million (including accrued interest).

Following consummation of the Merger, Francesco Piovanetti and David P. Kelley II beneficially own 3,609,631 and 14,000 warrants, respectively, to purchase an aggregate of 3,623,631 shares of the Company’s common stock (the “Director’s Warrants”). In the case of Mr. Piovanetti, his warrants are held by Arco Group LLC. The Director’s Warrants are identical to the other outstanding warrants to purchase the Company’s common stock, except that the Director’s Warrants (i) are non-redeemable, so long as they are held by either Messrs. Piovanetti or Kelley or their permitted transferees; (ii) are exercisable on a cashless basis at the election of the holder, so long as they are held by either Messrs. Piovanetti or Kelley, or their permitted transferees, rather than at the Company’s sole discretion; and (iii) are not transferable or saleable by the either Messrs. Piovanetti or Kelley (except to permitted transferees) until six months after the closing of the merger. The Director’s Warrants are not exercisable and are held in an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent, while they are subject to the foregoing transfer restrictions.

On October 24, 2012, we entered into a Management and Consulting Services Agreement with Bond Street Management LLC, pursuant to which Bond Street Management provides certain management and consulting services, as well as other services, to the Company and its subsidiaries, in particular, Net Element Russia, TOT Money, Music1 Russia and Motorsport, LLC. Francesco Piovanetti is Chief Executive Officer and President of Bond Street Management LLC, and a trust of which Mr. Piovanetti is a beneficiary owns a 25% ownership interest in Bond Street Management LLC. Mr. Piovanetti provides services as Chief Executive Officer of the Company pursuant to this Consulting Agreement. Subject to each party’s respective rights to terminate the Consulting Agreement earlier, the initial term of the Consulting Agreement is until December 31, 2013 and it will automatically renew for a one-year term on each anniversary of that date. For the services provided under the Consulting Agreement (including Mr. Piovanetti’s compensation as Chief Executive Officer of the Company), the Company pays Bond Street Management a service fee of $50,000 per month and reimburses Bond Street Management for all of its documented business expenses incurred directly on behalf of the Company. Bond Street Management is also eligible for a discretionary performance based fee, which is payable in cash or non-cash equitable compensation at the sole discretion of the independent directors of the Company or by the Company if its chief executive officer is not an employee, officer or affiliate of Bond Street Management. In addition, the Company bears all costs and expenses that are directly attributable to the salaries, bonuses and fringe benefits payable to accounting and operations employees of Bond Street Management to the extent of the accounting, operating and other administrative services provided by Bond Street Management on behalf of the Company. The Company expects that this Consulting Agreement will be terminated soon after this Report has been filed with the Commission.

Beginning in January 2013, Enerfund, LLC, which is wholly-owned by our director and majority stockholder, Mike Zoi, uses part of the office space in our corporate headquarters in Miami, Florida, and pays a pro-rata amount of the rent in an amount equal to approximately $8,500 per month (or $102,000 per year).

Director Independence

The Board of Directors currently includes four nonemployee, independent members – David P. Kelley II, Kenges Rakishev, Felix Vulis and James Caan. Each of Messrs. Kelley, Rakishev, Vulis and Caan is an “independent director” as defined under NASDAQ Listing Rule 5605(a)(2). A majority of our Board members are independent directors, as four out of the seven members of the Board qualify as independent under the NASDAQ listing standards and the rules of the Commission. No director is considered independent unless the Board affirmatively determines that the director has no material relationship with the Company (directly, or as a partner, stockholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Also, all members of the Board’s audit, compensation and nominating committees are independent directors.

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2012 and 2011 were $386,454 ($341,000 of which is charged by our current auditor, BDO and $35,454 of which is charged by our previous auditor, Daszkal Bolton) and $83,160, respectively.

Audit-Related Fees.  The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above during the fiscal years ended December 31, 2012 and 2011 were $85,100 and $0, respectively.

Tax Fees.  The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2012 and 2011 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during the fiscal years ended December 31, 2012 and 2011 were $0.

Audit Committee Pre-Approval Policy

Our audit committee is responsible for approving in advance the engagement of our independent accountant for all audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approving the fees and other terms of any such engagement. The audit committee may in the future establish pre-approval policies and procedures pursuant to which our independent accountant may provide certain audit and non-audit services to us without first obtaining the audit committee’s approval, provided that such policies and procedures (i) are detailed as to particular services, (ii) do not involve delegation to management of the audit committee’s responsibilities described in this paragraph and (iii) provide that, at its next scheduled meeting, the audit committee is informed as to each such service for which the independent accountant is engaged pursuant to such policies and procedures. In addition, the audit committee may in the future delegate to one or more members of the audit committee the authority to grant pre-approvals for such services, provided that the decisions of such member(s) to grant any such pre-approval must be presented to the audit committee at its next scheduled meeting.

All audit and audit related services performed by our principal accountants during the fiscal years ended December 31, 2012 and 2011 were pre-approved by our Board of Directors or audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Report.

1.	The following consolidated financial statements of Net Element, Inc. and subsidiaries and notes thereto and the reports of the independent registered public accounting firms thereon are set forth on pages F-1 through F-39 and are filed as part of this Report:

Reports of Independent Registered Public Accounting Firms

Audited Consolidated Balance Sheets as of December 31, 2012 and 2011

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2012 and 2011

Audited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2012 and 2011

Audited Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to Consolidated Financial Statements

2.	Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page F-39 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element International, Inc.

April 12, 2013	By:	/s/ Francesco Piovanetti
Francesco Piovanetti
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 12, 2013	By:	/s/ Francesco Piovanetti
Francesco Piovanetti
Chief Executive Officer and Director (Principal Executive Officer)

April 12, 2013	By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

April 12, 2013	By:	/s/ Dmitry Kozko
Dmitry Kozko
Director

April 12, 2013	By:	/s/ Kenges Rakishev
Kenges Rakishev
Director

April 12, 2013	By:	/s/ Mike Zoi
Mike Zoi
Director

April 12, 2013	By:	/s/ David P. Kelley II
David P. Kelley II
Director

April 12, 2013	By:	/s/ James Caan
James Caan
Director

April 12, 2013	By:	/s/ Felix Vulis
Felix Vulis
Director

NET ELEMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Net Element International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheet of Net Element International, Inc. as of December 31, 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Element International, Inc. at December 31, 2012 and the results of its operations and its cash flows the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has used substantial amounts of cash to fund its operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Miami, Florida	/s/ BDO USA, LLP
April 12, 2013	Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Net Element International, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Net Element International, Inc. (formerly Net Element, Inc.) (the “Company”) as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ deficiency in assets, and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

On October 2, 2012, the Company completed a merger transaction which was accounted for as a recapitalization of Net Element, Inc., and has been given retroactive effect.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has experienced recurring losses and has an accumulated deficit and stockholders’ deficiency at December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Daszkal Bolton LLP

Fort Lauderdale, Florida

April 12, 2013

NET ELEMENT INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$3,579,737	$83,173
Restricted cash	2,056,821	-
Notes receivable (net)	6,088,934	-
Accounts receivable	10,863,577	6,285
Advances to aggregators (net)	4,777,033	-
Prepaid expenses and other assets	508,650	318,712
Total current assets	27,874,752	408,170
Property and equipment (net)	291,017	229,002
Intangible assets, net	212,865	608,823
Goodwill	-	422,223
Total assets	$28,378,634	$1,668,218

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$569,900	$238,955
Accrued expenses	925,966	884,499
Short term loans	9,400,164	-
Due to related parties (current portion)	338,374	1,768,637
Total current liabilities	11,234,404	2,892,091
Due to related parties (non-current portion)	135,693	3,999,751
Total liabilities	11,370,097	6,891,842

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred stock ($.01 par value, 1,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 28,303,659 and 18,558,528 shares issued and outstanding at December 31, 2012 and 2011, respectively)	2,830	1,856
Treasury stock, at cost; 6,250,000 shares at December 31, 2011	-	(2,641,640)
Paid in capital	87,452,060	49,198,688
Deferred compensation	-	(385,912)
Accumulated other comprehensive income (loss)	276,333	(124)
Accumulated deficit	(70,216,456)	(51,274,033)
Noncontrolling interest	(506,230)	(122,459)
Total shareholders' equity (deficit)	17,008,537	(5,223,624)
Total liabilities and shareholders' equity (deficit)	$28,378,634	$1,668,218

See accompanying notes to the consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2012	2011

Net revenues	$1,412,482	$183,179

Costs and expenses:
Cost of revenues	1,097,823	596,389
General and administrative (includes $6,240,196 and $19,335,202 of non cash compensation in 2012 and 2011, respectively)	14,578,566	24,330,623
Provision for loan losses	1,638,032	-
Goodwill and intangbile asset impairment charges	680,499	-
Depreciation and amortization	532,086	311,939
Total costs and operating expenses	18,527,006	25,238,951
Loss from operations	(17,114,524)	(25,055,772)
Interest income, net (expense)	299,692	(171,319)
Other income (expense)	2,346	(45,942)
Loss before income tax provision	(16,812,486)	(25,273,033)
Income tax provision	(119,728)	-
Net loss from operations	(16,932,214)	(25,273,033)
Net loss attributable to the noncontrolling interest	542,283	419,933
Net loss	(16,389,931)	(24,853,100)
Foreign currency translation income (loss)	276,457	(124)
Comprehensive loss	$(16,113,474)	$(24,853,224)

Net loss per share - basic and diluted	$(0.77)	$(1.37)

Weighted average number of common shares outstanding - basic and diluted	21,360,837	18,075,305

See accompanying notes to the consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury	Additional	Deferred	Accumulated Other Comprehensive	Non-controlling	Accumulated	Total Stockholder's
	Shares	Amount	Stock	Paid in Capital	Compensation	Income	interest	Deficit	Equity (Deficit)
Balance December 31, 2010	16,052,978	$1,605	$(2,641,640)	$28,784,030	$(13,556)	$9,507	$27,912	$(26,420,933)	$(253,075)
Stock options vested	-	-	-	336,427	-	-	-	-	336,427
Non cash compensation	302,881	30	-	456,001	(353,146)	-	-	-	102,885
Amortization of deferred compensation	-	-	-	-	(19,210)	-	-	-	(19,210)
Contributed capital from equity investors	-	-	-	-	-	-	171,189	-	171,189
Employee stock options exercised	1,544	-	-	-	-	-	-	-	-
Deconsolidation of investment in Korlea - TOT	-	-	-	-	-	(9,507)	(27,912)	-	(37,419)
Cash paid for shares and warrants issued pursuant to subscription agreements	2,200,000	220	-	19,799,780	-	-	-	-	19,800,000
Shares issued pursuant to purchase agreement	-	-	-	(188,349)	-	-	126,284	-	(62,065)
Shares issued for advertising and promotion	1,125	1	-	10,799	-	-	-	-	10,800
Foreign currency exchange	-	-	-	-	-	(124)	-	-	(124)
Net loss	-	-	-	-	-	-	(419,932)	(24,853,100)	(25,273,032)
Balance December 31, 2011	18,558,528	1,856	(2,641,640)	49,198,688	(385,912)	(124)	(122,459)	(51,274,033)	(5,223,624)

Non cash compensation	(24,955)	(3)	-	5,854,287	385,912	-	-	-	6,240,196
Contributed capital from non controlling shareholders	-	-	-	-	-	-	28,811	-	28,811
Options and warrants converted in cashless exercise	4,318,674	432	-	(432)	-	-	-	-	-
Notes payable converted to common stock	818,182	82	-	3,599,918	-	-	-	-	3,600,000
Cash paid for shares and warrants issued pursuant to subscription agreements	683,333	68	-	4,099,932	-	-	-	-	4,100,000
Shares issued pursuant to purchase agreement	154,167	15	-	386,339	-	-	129,701	-	516,055
Shares issued for advertising and promotion	2,375	-	-	21,800	-	-	-	-	21,800
Retirement of treasury stock	-	-	2,641,640	(2,641,640)	-	-	-	-	-
Shares acquired pursuant to Cazador merger	3,793,355	380	-	26,933,168	-	-	-	(2,552,492)	24,381,056
Foreign currency exchange	-	-	-	-	-	276,457	-	-	276,457
Net loss	-	-	-	-	-	-	(542,283)	(16,389,931)	(16,932,214)
Balance December 31, 2012	28,303,659	$2,830	$-	$87,452,060	$-	$276,333	$(506,230)	$(70,216,456)	$17,008,537

See accompanying notes to the consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,389,931)	$(24,853,100)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	6,240,196	19,335,202
Non-cash Interest expense	150,000	18,609
Shares issued for advertising and promotion	21,800	15,700
Depreciation and amortization	532,086	311,939
Allowance for bad debt	1,638,032	-
Impairment of goodwill and intangible assets	680,499	-
Non controlling interest	(542,283)	(419,933)
Loss attributable to investment in subsidiary	-	45,942
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates
Accounts receivable	(11,053,849)	14,553
Advances to aggregators	(5,327,033)	-
Prepaid expenses and other assets	(186,401)	(120,481)
Accounts payable	(982,330)	165,436
Accrued expenses	41,468	408,524
Total adjustments	(8,787,815)	19,775,491
Net cash used in operating activities	(25,177,746)	(5,077,609)

Cash flows from investing activities:
Advances from notes receivable	(12,581,592)	(83,361)
Collections from notes receivable	5,601,183	-
Capitalized web development and patent costs	(236,899)	(599,808)
Purchase of fixed assets	(219,520)	(180,693)
Cash acquired in acquisition of subsidiary	-	8,838
Net cash used in investing activities	(7,436,828)	(855,024)

Cash flows from financing activities:
Borrowings from financial institutions, net	9,400,164	-
Change in restricted cash	(2,056,821)	-
Cash paid for shares and warrants issued pursuant to subscription agreements	4,100,000	131,280
Due to related parties	(1,253,266)	98,388
Cash received from Merger Cazador	25,690,793	-
Contributed capital from non-controlling shareholders	28,811	-
Repayments to related parties	(75,000)	(314,733)
Borrowings on related party note	-	3,600,742
Net cash provided by financing activities	35,834,681	3,515,677

Effect of exchange rate changes on cash	276,457	(124)
Net increase (decrease) in cash	3,496,564	(2,417,080)

Cash at beginning of year	83,173	2,500,253
Cash at end of year	$3,579,737	$83,173

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$706,158	$940
Taxes	$76,197	$-
Non-cash investing and financing activities:
Retirement of treasury stock	$2,641,640	$-
Notes payable converted to common stock	$3,600,000	$880,000

See accompanying notes to the consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Net Element International, Inc. (the “Company”) was incorporated on April 20, 2010 as a Cayman Islands exempted company with limited liability under the name Cazador Acquisition Corporation Ltd. (“Cazador”). Cazador was a blank check company incorporated for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more operating businesses or assets.

On October 2, 2012, the Company completed a merger (the “Merger”) with Net Element, Inc., a Delaware corporation (“Net Element”), which was a company with businesses in the online media and mobile commerce payment processing markets. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador Acquisition Corporation Ltd.) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. Pursuant to the Merger, the Company issued 24,543,826 shares of its common stock to the former stockholders of Net Element, which shares amount to approximately 86.7% of the post-Merger issued and outstanding shares of common stock of the Company. Following the Merger, the Company’s business consists of the former business of Net Element. For financial reporting purposes, the Merger was accounted for as a recapitalization of Net Element and the financial statements reflect the historical financial information of Net Element. The assets and liabilities of the Company were recognized and measured in accordance with ASC Topic 805, Business Combinations. Therefore, for accounting purposes, the shares recorded as issued in the Merger are the 3,793,355 shares owned by Cazador shareholders prior to Merger. See Note 5 for additional information regarding the Merger.

The Company is a technology driven Internet group that focuses in two business lines: (i) mobile commerce and payment processing for electronic commerce, and (ii) entertainment and culture Internet destinations.

During the third quarter of 2012, the Company’s subsidiary, OOO TOT Money (a Russian limited liability company) (“TOT Money”), launched operations as a mobile commerce payment processing business in Russia. Since then, TOT Money has continued seeking to expand its payment processing business primarily in the Commonwealth of Independent States (CIS) countries (comprised of participating states of the former Soviet Union) and other emerging markets. During the second half of 2012, TOT Money entered into contracts with the three largest mobile phone operators in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom, to facilitate payments using SMS and MMS for their mobile phone subscribers in Russia.  TOT Money generated approximately $1,312,152 (or 93%) of the Company’s total net revenues during the year ended December 31, 2012.  57% of TOT Money’s net revenues during the year ended December 31, 2012 were derived from TOT Money’s contract with Mobile TeleSystems OJSC and 31% were derived from TOT Money’s contract with OJSC VimpelCom.

In addition to developing its mobile commerce payment processing operations, since April 1, 2010, the Company has pursued a strategy to develop and acquire technology and applications for use in the online media industry. The Company currently owns controlling interests in several companies that develop and operate online media products (websites and mobile applications) in the peer-to-peer application, music, motorsport and film markets. The Company intends to explore additional acquisitions of, as well as developing internally, other Internet based properties, services and companies with similar goals of connecting people in various vertical markets, such as the medical, music, film, sports and legal markets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of expenses for the period presented. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company maintains its U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are fully insured, regardless of the balance in the account, at all FDIC insured institutions. The bank balances did not exceed FDIC limits at December 31, 2012 and 2011.

The Company maintains approximately $315,000 in un-insured Russian bank accounts as of December 31, 2012.

Fixed Assets

The Company depreciates its furniture, servers, data center software and equipment over a term of three to five years. Computers and client software are depreciated over terms between two and five years. Leasehold improvements are depreciated over the shorter of the economic life or terms of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

Intangible Assets

The Company capitalizes the costs that are directly related to website development. These costs include platform services, engineering, Internet hosting, Internet streaming, content delivery network fees and general and administrative expenses to directly support engineering services from the point of start to the point the application, service or website is publicly launched.

Website development costs include projects that are significant in terms of functional value added to the site, product or service. A capitalized project would be closer to a full product launch than an incremental or point release update. Costs for updates are expensed as incurred. Capitalized costs are amortized to depreciation and amortization expense over 24 months on a straight-line basis based on the estimated useful life of the asset.

The Company also capitalizes start-up projects from the point of start to the point the application, service or website is publicly launched. These assets are amortized on a straight-line basis over 24 months and charged to depreciation and amortization expense. Intangible assets are assessed for impairment on a quarterly basis to ensure only viable active project costs are capitalized.

The Company also capitalizes direct expenses associated with filing of patents and patent applications and amortizes the capitalized intellectual property costs over five years beginning when the patent is approved.

Additionally, the Company capitalizes the fair value of intangible assets acquired in business combinations. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, customer relationships, technology, media content and content publisher relationships.

Goodwill is recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill and certain intangible assets are assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step approach. The first step of the goodwill impairment test is to identify potential impairment by comparing the fair value of the reporting unit with its net book value (or carrying amount), goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary.

However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The impairment test for other intangible assets consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Foreign Currency Transactions

The Company is subject to exchange rate risk in its foreign operations in Ukraine and Russia where the Company generates service fee revenues and interest income and incurs in product development, engineering, website development, expense, and general and administrative costs. The Ukrainian and Russian engineering operations pay a majority of their operating expenses in their local currencies, exposing the Company to exchange rate risk. Ukrainian salaries and consulting fees are negotiated and paid in U.S. dollars. The majority of Russian salaries are negotiated and paid in U.S. dollars.

The Company does not engage in any currency hedging activities.

Revenue Recognition

The Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists; (2) performance of services has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, signed contract or website advertising insertion order. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.

The Company periodically engages in transactions involving the exchange of certain advertising services for various goods and services from third parties (barter transactions). These transactions are recorded at the estimated fair value of the goods or services received. Revenue from trade transactions is recognized when the related advertisements are broadcast. Expense is recognized when services or merchandise received are used.

Our revenues for the year ended December 31, 2012 and 2011 are principally derived from the following sources:

Service Fees. Service fees are generated primarily from TOT Money’s payment processing and from A&R Music Live where emerging artists pay industry professionals to review, critique and suggest improvements of music submitted on-line for evaluation.

Revenues from TOT Money are recognized as a percentage of amounts billed to mobile operators. Revenue is recognized when TOT Money billing system is able to create a billable transaction for a mobile operator. Billable transactions are created and submitted to TOT Money by content aggregators.

Each month, mobile operators provide TOT Money with detail supporting the transactions received by the mobile operator. TOT Money reconciles the data provided by the mobile operator to its internal billing system. Pursuant to the mobile operator agreements, any total billing difference under 5% is considered immaterial and TOT Money accepts the mobile operator data as accurate. Any differences from content providors that exceed 5% of the amount billed are researched, reconciled and addressed with the mobile operator.

Funds received by TOT Money from mobile operators include amounts due to aggregators for supplying billable transactions from content providers. Revenues are presented net of aggregator payments on the financial statements of TOT Money as the payments are considered to be agency fees. TOT Money serves as agent to the mobile operators performing a service for a fee.

Interest Income. Interest income is generated from lending arrangements made by the Company and through one of the Russian subsidiaries, TOT Money.

License Fees. License fees are generated from customers who utilize Launchpad to operate and manage on-line contests.

Advertising Revenue.  Advertising revenue is generated by performance-based Internet advertising, such as cost-per-click, or CPC, in which an advertiser pays only when a user clicks on its advertisement that is displayed on the Company’s owned and operated websites; fees generated by users viewing third-party website banners and text-link advertisements; fees generated by enabling customer leads or registrations for aggregators; and fees from referring users to, or from users making purchases on, sponsors’ websites. In determining whether an arrangement exists, the Company ensures that a binding arrangement is in place, such as a standard insertion order or a fully executed customer-specific agreement. Obligations pursuant to the advertising revenue arrangements typically include a minimum number of impressions or the satisfaction of the other performance criteria. Revenue from performance-based arrangements, including referral revenues, is recognized as the related performance criteria are met.

In certain cases, the Company records revenue based on available and preliminary information from third parties. Amounts collected on the related receivables may vary from reported information based upon third party refinement of estimated and reported amounts owing that occurs typically within 30 days of the period end.

Subscription Services and Social Media Services.  Subscription services revenue is generated through the sale of memberships to access content available on certain owned and operated websites and to be eligible to enter our contests. The majority of Openfilm’s memberships have a one month term and renew automatically at the end of each month, if not previously cancelled. Membership revenue is recognized as billed.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At December 31, 2012, the Company had 8,938,900 warrants issued and outstanding that are anti-dilutive in effect.

Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash deposits, accounts receivable, notes receivable, advances to aggregators, short-term payables and short-term loans. The Company believes that the carrying amounts of these financial instruments approximate fair value, due to their short-term maturities. The Company evaluates the collectability of accounts receivable, notes receivable and advances to aggregators based on the credit worthiness of borrower, payment history, forecasts and other indicators to establish any necessary provisions for loss reserves. The Company maintains a general provision for possible losses on advances to aggregators at 10% of the outstanding balance of these advances.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. As described in Note 10, during the year ended December 31, 2012, the Company recognized an impairment loss of goodwill and intangible assets amounting to $680,499. No impairment losses were recorded during the year ended December 31, 2011.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We recognize net deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions in 2012 and 2011. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years which remain subject to examination as of December 31, 2012.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Company have been prepared in accordance with U.S. GAAP. These consolidated financial statements include two reportable segments, as disclosed in Note 18.

Following the consolidation principles promulgated by U.S. GAAP, the consolidated financial statements of the Company include the assets, liabilities, results of operations, and cash flows of the following subsidiaries: (1) Openfilm, LLC (“Openfilm”), a wholly owned subsidiary formed in Florida; (2) Netlab Systems, LLC (“Netlab”), a wholly owned subsidiary formed in Florida; (3) NetLab Systems IP, LLC, a wholly owned subsidiary formed in Florida; (4) LegalGuru LLC, a partially owned subsidiary formed in Florida (5) Yapik LLC, a partially owned subsidiary formed in Florida; (6) Splinex, LLC (“Splinex”), a partially owned subsidiary formed in Florida; (7) IT Solutions LTD, a wholly owned subsidiary formed in the Cayman Islands; (8) Music1, LLC (“Music1”), a wholly owned subsidiary formed in Florida; (9) Motorsport, LLC (“Motorsport”), a wholly owned subsidiary formed in Florida; and (10) OOO Net Element Russia (“Net Element Russia”), a wholly owned subsidiary formed in Russia.

The subsidiaries listed above are the parent companies of several other subsidiaries, which hold the Company’s underlying investments or operating entities.

•	Openfilm is the parent company of Openfilm, Inc., Openfilm Studios, LLC and Zivos, LLC (Ukraine)
•	Netlab is the parent company of Tech Solutions LTD
•	Splinex is the parent company of IT Solutions LTD
•	Music1 is the parent company of A&R Music Live, LLC (“A&R Music Live”)
•	Motorsport is the parent company of Motorsport.com, Inc.
•	Net Element Russia is the parent company of OOO TOT Money (“TOT Money”), OOO TOT Group, OOO Music1, and Ya-Talant.

The amounts of shares and consideration for shares (including purchase prices, exercise prices and conversion prices) described in the Notes to Consolidated Financial Statements for periods prior to October 2, 2012 (which was the closing date of the Company’s merger with Net Element) have been adjusted to give effect to the conversion ratio for shares of Net Element common stock that were cancelled and converted into shares of the Company’s common stock pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. See Note 5 for additional information regarding the Merger.

All material intercompany accounts and transactions have been eliminated in this consolidation.

NOTE 3. ADOPTION OF NEW ACCOUNTING STANDARDS AND ISSUED BUT NOT YET EFFECTIVE ACOCUNTING STANDARDS

FASB Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”) and FASB Accounting Standards Update 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”)

In April of 2011, FASB issued ASU 2011-04. ASU 2011-04 creates a uniform framework for applying fair value measurement principles for companies around the world. These standards represent converged guidance that the Financial Accounting Standards Board and International Accounting Standards Board believe will reduce complexity in applying the principles of fair value and improve consistency in financial reporting across jurisdictions.

The amended guidance changes several aspects of the fair value measurement guidance in FASB Accounting Standards Codification™ (ASC) 820, Fair Value Measurement, including the following provisions:

• Application of the concepts of highest and best use and valuation premise

• Introduction of an option to measure groups of offsetting assets and liabilities on a net basis

• Incorporation of certain premiums and discounts in fair value measurements

• Measurement of the fair value of certain instruments classified in shareholders’ equity

In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in fair value measurements and a narrative description of measurements’ sensitivity to changes in unobservable inputs. The amended guidance must be applied prospectively and is effective for all entities in 2012. The provisions of this guidance will not have an impact on the Company’s consolidated financial statements.

The FASB issued ASU 2011-05 in June 2011. The amendment of this ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the ASC in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This ASU also does not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.

In December 2011, the FASB issued ASU 2011-12, which defers indefinitely the new requirement in ASU 2011-05 to present components of reclassification adjustments out of accumulated other comprehensive income on the face of the income statement by income statement line item.

The guidance impacts presentation disclosure only and did not have an impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”)

The FASB issued ASU 2011-11 in December 2011. The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. To meet this objective, entities with financial instruments and derivatives that are either offset on the balance sheet or subject to a master netting arrangement or similar arrangement shall disclose the following quantitative information separately for assets and liabilities in tabular format: (a) gross amounts of recognized assets and liabilities; (b) amounts offset to determine the net amount presented in the balance sheet; (c) net amounts presented in the balance sheet; (d) amounts subject to an enforceable master netting agreement or similar arrangement not otherwise included in (b), including: amounts related to recognized financial instruments and other derivatives instruments if either management makes an accounting election not to offset or the amounts do not meet the guidance in ASC Section 210-20-45 or ASC Section 815-10-45, and also amounts related to financial collateral (including cash collateral); and (e) the net amount after deducting the amounts in (d) from the amounts in (c).

In addition to these tabular disclosures, entities are required to provide a description of the setoff rights associated with assets and liabilities subject to an enforceable master netting arrangement.

An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.

The provisions of this guidance impact presentation disclosure only and will not have an impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”)

The FASB issued ASU 2012-02 in July 2012. ASU 2012-02 is intended to simplify how entities test indefinite-lived intangible assets, other than goodwill, for impairment. ASU 2012-02 permits an entity the option to first assess qualitative factors to determine whether it is “more likely than not” that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely-than-not threshold is defined as having a likelihood of more than 50%. This guidance results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. The previous guidance under ASC Subtopic 350-30 required an entity to test indefinite-lived intangible assets for impairment on at least an annual basis by comparing an asset’s fair value with its carrying amount and recording an impairment loss for an amount equal to the excess of the asset’s carrying amount over its fair value. Under the amendments in this ASU, an entity is not required to calculate the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. In addition the new qualitative indicators replace those currently used to determine whether indefinite-lived intangible assets should be tested for impairment on an interim basis.

ASU 2012-12 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual or interim impairment tests performed as of a date before July 27, 2012, as long as the financial statements have not yet been issued. The Corporation did not elect to adopt early the provisions of this ASU.

The provisions of this guidance simplify how entities test for indefinite-lived assets impairment and will not have an impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”)

The FASB issued ASU 2013-01 in January 2013. ASU 2013-01 clarifies that the scope of FASB Accounting Standard Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11), applies only to derivatives accounted for under ASC 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with ASC 210-20-45 or ASC 815-10-45 or subject to an enforceable master netting arrangement or similar agreement.

ASU 2013-01 is effective for fiscal years and interim periods within those years, beginning on or after January 1, 2013. Entities should provide the required disclosures retrospectively for all comparative periods presented. The effective date is the same as the effective date of ASU 2011-11.

The adoption of this guidance impacts presentation disclosures only and will not have an impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”)

The FASB issued ASU 2013-02 in February 2013. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments of ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income in financial statements.

ASU 2013-02 is effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted.

The adoption of this guidance impacts presentation disclosures only and will not have an impact on the Company’s consolidated financial statements.

NOTE 4. GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had negative cash flows from operating activities of $25.2 million for the year ended December 31, 2012, an accumulated deficit of $70.2 million at December 31, 2012 and working capital of $16.6 million at December 31, 2012. The Company’s current assets at December 31, 2012 included $2.1 million of restricted cash and receivables totaling $21.8 million (consisting of $6.1 million of net notes receivable, $10.9 million of accounts receivable and $4.8 million of receivables from advances to aggregators). Management expects that our cash flow from operations, remaining unrestricted cash since completion of our merger and the recent release of restricted cash (See Note 19) will not be sufficient to fund our current operations through 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to increasingly generate most of its revenues from the mobile commerce payment processing operations of its subsidiary TOT Money. Failure to successfully continue developing the Company’s payment processing operations and maintain contracts with mobile phone carriers and content providers to use TOT Money’s services, or failure to expand the Company’s base of advertisers or generate and maintain high quality content on its websites could harm the Company’s revenue prospects. The Company faces all of the risks inherent in a new business, including management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing its technologies, Internet websites and operations.

The Company is continuing with its plan to further grow and expand its payment processing operations and leverage its existing entertainment and culture assets in emerging markets, particularly in Russia and surrounding countries. Management believes that its current operating strategy will provide the opportunity for the Company to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The independent auditors’ report on the Company’s consolidated financial statements for the year ended December 31, 2012 contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 5. MERGER TRANSACTION

On October 2, 2012, the Company completed its Merger with Net Element, Inc. and the various transactions contemplated by the Merger Agreement dated June 12, 2012. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador Acquisition Corporation Ltd.) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. All shares of common stock and stock options in the 2012 and 2011 financial statements have been converted based on the 1/40 ratio.The Merger was structured to qualify as a tax-free reorganization.

To the extent a holder of Net Element common stock would have received fewer than 100 shares of common stock of the Company in the Merger, such holder was issued an additional number of shares of common stock of the Company to bring such holder’s aggregate equity holdings in the Company to 100 shares of common stock. No fractional shares were issued in the Merger; instead, the Company issued one share of common stock to the holder of any shares of Net Element common stock that would have otherwise been entitled to receive a fraction of a share of common stock of the Company.

Immediately prior to the effective time of the Merger, all outstanding shares of unvested restricted stock of Net Element accelerated and became fully vested and, at the effective time of the Merger, such shares were cancelled and converted into the right to receive shares of common stock of the Company on the same basis as other issued and outstanding shares of Net Element common stock as described above. Immediately prior to the effective time of the Merger, all outstanding convertible debt instruments of Net Element were converted into shares of Net Element common stock pursuant to the terms of such instruments and, at the effective time of the Merger, such shares were cancelled and converted into the right to receive shares of common stock of the Company on the same basis as other issued and outstanding shares of Net Element common stock as described above. Immediately prior to the effective time of the Merger, all outstanding Net Element stock options and warrants (collectively, “Convertible Securities”) accelerated and became fully vested and exercisable to the extent that they were unvested. If the Convertible Securities were “in-the-money” (meaning that the exercise price was lower than the product obtained by multiplying the price of a Cazador ordinary share as of the close of The NASDAQ Capital Market on the day immediately prior to the closing date by 0.025, which product equaled $0.25 (the “Cashless Share Price”)), then, immediately prior to the effective time of the Merger, they were terminated and exercised into the number of shares of Net Element common stock that would have been issuable if the Convertible Securities were exercised on a cashless basis based on the Cashless Share Price, and, at the effective time of the Merger, such shares of Net Element common stock were cancelled and converted into the right to receive shares of common stock of the Company on the same basis as other issued and outstanding shares of Net Element common stock as described above. Any Convertible Securities that were “out-of-the-money” (meaning that the exercise price was equal to or higher than the Cashless Share Price) were cancelled at the effective time of the Merger and no consideration was delivered in exchange therefor; provided that, with respect to “out-of-the-money” Net Element stock options that were granted to employees under Net Element’s 2011 Equity Incentive Plan in lieu of cash compensation in connection with compensation reductions previously implemented by Net Element, employees had the right to be paid the amount of cash compensation that was previously foregone in connection with the compensation reductions. With respect to “in-the-money” Net Element stock options that were granted to employees under Net Element’s 2011 Equity Incentive Plan in lieu of cash compensation in connection with compensation reductions previously implemented by Net Element, employees of Net Element were given a choice to, immediately prior to the effective time of the Merger, either (i) exercise such stock options on a cashless basis as described above or (ii) cancel all of such stock options and be paid the amount of cash compensation that was previously foregone in connection with the compensation reductions.

NOTE 6. RESTRICTED CASH

As of December 31, 2012, the Company had restricted cash of approximately $2.1 million which consists of (i) $1.8 million in cash deposited by the Company in a segregated bank account pursuant to its credit facility with Alfa Bank and (ii) $250,000 in a certificate of deposit with a maturity date of December 21, 2013. The certificate of deposit was liquidated in February 2013 in conjunction with the elimination of a corporate MasterCard that required the certificate of deposit as collateral.

The Company had no restricted cash as of December 31, 2011.

NOTE 7. NOTES RECEIVABLE

As of December 31, 2012, the Company had net notes receivable of approximately $5.8 million as follows:

	December 31, 2012	December 31, 2011
RM Invest	$5,188,934	$-
Infratont Equities, Inc.	1,791,475	-
Less: Allowance for loan losses	(891,475)	-
Total note receivable, net	$6,088,934	$-

On July 12, 2012, the Company’s Russian subsidiary, TOT Money, entered into a loan agreement pursuant to which it agreed to loan RM Invest up to a maximum of 200 million Russian rubles (approximately $7.0 million in U.S. dollars). The interest rate on the loan is 10% from the date of advance to the date of scheduled repayment on October 31, 2012. TOT Money would earn interest income on this loan at approximately a 40% annual rate if the loan was repaid timely given interest earned was 10% of the outstanding balance with a term of approximately three months. On August 16, 2012, the loan was increased to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). As of December 31, 2012, the outstanding principal loan balance and accrued interest was 157.9 million rubles (approximately $5.2 million in U.S. dollars). The original stated maturity date of the loan was October 31, 2012 and on February 25, 2013 the Company renegotiated the loan with RM Invest and extended the maturity date until October 1, 2013 with no further interest to be charged. RM Invest is a payment processing business operating in Russia whose payment processing systems are currently being used by TOT Money. RM Invest is 20% owned by TOT Money’s general director, Tcahai Hairullaevich Katcaev.

The purpose of this loan was to facilitate uninterrupted business operations by funding one cycle of payments by RM Invest to aggregators while certain mobile operator contracts were being assigned to TOT Money.  One cycle of payment processing is approximately 45 days. Aggregators are businesses that contract for content from content providers and provide aggregated processing volume to TOT Money. The assignment and new contract process took until September 22, 2012 to complete and RM Invest continued to require the working capital provided by the loan to operate. Management evaluated the financial statements of RM Invest and considered the repayment history of the loan and determined that no loss provision was necessary. Through April 12, 2013, the Company has collected an additional 149,850,000 rubles (approximately $4.9 million in U.S. dollars) of the loan from RM Invest.

On November 26, 2012, the Company entered into a loan agreement with Infratont Equities, Inc. (“Infratont”), pursuant to which the Company loaned $1,791,475 to Infratont for the purpose of providing the borrower with working capital and funding of business development in general. The loan matures on November 15, 2013 and accrues interest at a rate of 1.75% per month, payable quarterly commencing in March 2013. Infratont Equities has a relationship with Anatoly Polyanovskiy. The effect of the loan was to defer a repayment obligation of Tcahai Hairullaevich Katcaev to Mr. Polyanovskiy pursuant to an unrelated loan not involving the Company. Mr. Katcaev is general director of the Company’s subsidiary, TOT Money, and he owns a 20% interest in RM Invest, a payment processing business in Russia whose payment processing systems are currently used by TOT Money. The Company has had discussions with Messrs. Polyanovskiy and Katcaev about possibly issuing a 10% equity interest in TOT Money to Mr. Polyanovskiy and a 20% equity interest in TOT Money to Mr. Katcaev, although no binding agreement has been entered into to issue any amount of interest in TOT Money to either Mr. Polyanovskiy or Mr. Katcaev. Through April 12, 2013, Infratont repaid approximately $900,000 of this loan, the effects of which reduced the loan balance to approximately $900,000.

On December 31, 2012, the Company recorded a reserve for loan losses of approximately $900,000 relating to the Infratont loan and a corresponding charge to the provision for loan losses. The Company was not able to review the financial information or the collateral value of the borrower as of December 31, 2012 and, as a result, the Company decided to reserve the outstanding balance of the loan.

The Company did not have any notes receivables outstanding as of December 31, 2011.

NOTE 8. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from Russian mobile operators. The cycle of business begins with TOT Money advancing funds to aggregators based on projected processing volumes. Aggregators then provide transactions to TOT Money for processing and billing to the mobile operators TOT Money has contracts with. The mobile operator contracts and associated receivables are with the three largest mobile telecommunications companies in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom. The Company does not reserve for these accounts receivable given our payment history with each mobile operator and the size of each mobile operator company. The collection cycle with mobile operators is approximately 45 days. Advances to partners are repaid with new business and TOT Money then re-advances to aggregators of content providers for expected new business. In this way, advances are continually rolling over and the outstanding balance per aggregator should approximate, at any point in time, one month of business volume that TOT Money expects the aggregator will provide going forward.

As of December 31, 2012, the Company had accounts receivables and advances to aggregators of approximately $10.9 million and $5.3 million, respectively. The Company subsequently collected all amounts due from mobile operators. Due to limited experience with advances to aggregators, an initial loan loss provision of $550,000, or 10% of the outstanding balance, was made against advances to aggregators since the Company was unable to obtain financial information from the aggregators to perform a full credit review.

As of December 31, 2011, the Company had accounts receivables of $6,285 and no outstanding advances to aggregators.

NOTE 9. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	December 31, 2012	December 31, 2011
Furniture and equipment	3 -5	$325,522	$205,886
Computers	2 - 5	312,771	212,019
Leasehold improvements*		19,956	19,955
Total		658,249	437,860

Less: Accumulated depreciation and amortization		(367,232)	(208,858)

Total fixed assets, net		$291,017	$229,002

* Leasehold improvements are amortized over the shorter of the economic usefull life or the lease term.

Depreciation and amortization expense was $532,086 and $311,939 for the years ended December 31, 2012 and 2011, respectively.

NOTE 10.  GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011, by segments, were as follows (refer to Note 18 for a description of the Company’s segments):

	Mobile commerce and payment processing for electronic commerce	Entertainment and culture Internet destinations	Total
Balance at January 1, 2011	$-	$-	$-
Goodwill acquired	-	442,223	442,223
Purchase accounting adjustments	-	(20,000)	(20,000)
Balance at December 31, 2011	$-	$422,223	$422,223
Impairment adjustments	-	(422,223)	(422,223)
Balance at December 31, 2012	$-	$-	$-

The Company performed its annual goodwill impairment evaluation during the fourth quarter of 2012 and 2011. The reporting units utilized for this evaluation were those that are one level below the operating segments.

During 2012, the Company wrote-off its goodwill on its books related to the Motorsport acquisition resulting in an impairment of $422,223. The Step 1 fair value for Motorsport, under the discounted cash flow approach, was below the carrying amount of its equity book value, requiring the completion of Step 2. In accordance with accounting standards, the Company performed a valuation of all assets and liabilities of Motorsport, including any recognized and unrecognized intangible assets, to determine the fair value of Motorsport’s net assets. To complete Step 2, the Company subtracted from Motorsport’s Step 1 fair value the determined fair value of the net assets to arrive at the implied fair value of goodwill. The results of Step 2 indicated that the goodwill had no implied fair value at December 31, 2012, resulting in full goodwill impairment.

The Company capitalizes certain costs for website development projects. Specifically, the Company capitalizes projects that are significant in terms of functional value added to the site. A capitalized project would be closer to a full product launch than an incremental or point release update. Costs for updates are expensed as incurred. Capitalized costs are amortized to depreciation and amortization expense over 24 months on a straight-line basis. The Company also capitalizes start-up projects from the point of start to the point the application, service or website is publicly launched. Amortization is straight-line over 24 months and charged to depreciation and amortization. Impairment is reviewed quarterly to ensure only viable active project costs are capitalized. Capitalized website development costs are included in other assets.

On February 1, 2011, the Company acquired Motorsport and Music1 from a related party (Enerfund) and, therefore, assumed the balance sheets of Motorsport, LLC and Music1, LLC with existing intangible assets as follows:

Intangible Asset	Motorsport, LLC	Music1, LLC
Content	$14,376	$4,791
Domain Name	95,833	6,503
Customer List	95,833	-
Goodwill	442,223	-
Total	$648,265	$11,294

At December 31, 2012 and 2011, the Company had $212,864 and $608,823 in capitalized web development costs and intangible assets, respectively. The following table presents the components of capitalized web development costs and intangible assets:

	Domain Name	Content	Capitalized Patent Cost	Website Capitalization Cost	Other	Total
Balance at January 1, 2011	$-	$-	$-	$-	$-	$-
Additions	106,786	19,167	37,825	561,984	95,833	821,595
Amortization	-	(9,167)	(3,024)	(154,748)	(45,833)	(212,772)
Impairment	-	-	-	-	-	-
Balance at December 31, 2011	$106,786	$10,000	$34,801	$407,236	$50,000	$608,823
Additions	66,964		7,150	161,590	1,195	236,899
Amortization	-	(10,000)	(4,032)	(310,550)	(50,000)	(374,582)
Impairment	-	-	-	(258,276)	-	(258,276)
Balance at December 31, 2012	$173,750	$-	$37,919	$-	$1,195	$212,864

Impairment of website capitalization costs of $258,276 consisted of $45,590 and $212,685 of capitalized website development for Motorsport.com and LegalGuru, respectively.  These amounts were written-off at December 31, 2012 based on projections for Motorsport.com that forecast continued losses and due to the Company’s decision to indefinitely discontinue all development and marketing efforts for LegalGuru pending receipt of additional financing, if any. For the year ended December 31, 2012, the Company amortized $374,582 to depreciation and amortization expense leaving a balance of $212,864 for capitalized patent costs and other intangible assets as of December 31, 2012.

The following table presents the estimated aggregate amortization expense of other intangible assets for the next five years:

2013	$5,227
2014	4,032
2015	4,032
2016	4,032
2017	4,032
Total	$21,355

NOTE 11. SHORT TERM LOANS

As of December 31, 2012, the Company had approximately $9.4 million in short term loans which consists of: (i) $7.6 million under a factoring agreement with Alfa-Bank that was entered by the Company’s Russian subsidiary, TOT Money, on September 28, 2012 and (ii) $1.8 million under a credit agreement with Alfa-Bank that was entered by the Company’s Russian subsidiary TOT Money on August 17, 2012.

As stated above, on September 28, 2012, the Company’s Russian subsidiary, TOT Money, entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended, TOT Money has assigned to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars) provided by Alfa-Bank to TOT Money. The amount loaned by Alfa-Bank pursuant to the agreement with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the agreement, Alfa-Bank is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. The term of the agreement is from September 28, 2012 until December 5, 2013. Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 in U.S. dollars) per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% annually of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the Agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is Chairman of the Board of Directors of the Company.

In addition, on August 17, 2012, the Company’s Russian subsidiary, TOT Money, entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed of 53.9 million rubles (approximately $1.8 million in U.S. dollars) under the Credit Agreement is 3.55% per annum. The loan is secured by 55.0 million rubles (approximately $1.8 million in U.S. dollars). Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 21, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev.

As of December 31, 2011, the Company did not have any outstanding short term loans.

NOTE 12. ACCRUED EXPENSES

At December 31, 2012 and 2011, accrued expenses amounted to $925,966 and $884,499, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
Accrued professional fees	$470,382	$122,500
Promotional expense	221,311	50,000
Accrued interest	39,421	183,971
Accrued payroll	52,760	122,223
Deferred revenue	-	185,362
Other accrued expenses	142,092	220,443
	$925,966	$884,499

NOTE 13. COMMITMENTS AND CONTINGENCIES

Openfilm has completed two “Get it Made” competitions. The first contest, which was completed in September 2010, awarded $250,000, $50,000 in cash and $200,000 in services to produce a film suitable for distribution. The services are provided once the winner provides a screenplay in acceptable form to Openfilm. An acceptable screenplay was never submitted and the Company has no future liability to provide $200,000 in services. The second contest winner was announced in June 2011 and $500,000 was awarded to produce a feature film suitable for distribution. The terms of this contest require the winner to submit an acceptable screenplay within six months and this did not occur so the Company has no future liability for the $450,000 of services. During the year ended December 31, 2011, the Company recorded $100,000 in expense relating to the cash prizes awarded.

The Company was developing a concept called BMA (Brand Marketing Alliance), whereby the Company planned to aggregate content and sell advertising. The Company retained a consultant to establish and develop the business, and the consultant had the opportunity to earn equity based compensation once the project generated positive cash flows. On March 26, 2012, the Board of Directors approved Net Element’s right to issue options to the consultant, subject to the BMA project generating positive cash flows. No stock options were issued under this consulting agreement during the year ended December 31, 2012 and the Company has terminated this business development effort.

On February 1, 2013, the Company entered into its second sponsorship agreement with Ferrari North America, Inc. (“FNA”). Consideration is $50,000 in cash and $200,000 in advertising services. Additionally, unused advertising services from the previous agreement of March 8, 2012 will be available to FNA until January 1, 2014. The Company, through its motorsport.com brand, will receive sponsor recognition on all FNA Ferrari Challenge communications, promotions and advertising. FNA is required to include motorsport.com in all its Ferrari Challenge advertisements, communications and promotional materials, including but not limited to, press releases, winner’s podium display and reference to motorsport.com and the Company’s sponsorship in all correspondence. Parties may, at their election, issue joint press releases, subject to approval by FNA. Additionally, motorsport.com signage and decals are required to be displayed on all FNA cars, including during practice and race sessions.

The Company leases office space in Florida, Russia and the Ukraine. Total rent expense for these leases was $484,900 and $247,953 during the years ended December 31, 2012 and December 31, 2011, respectively. Future minimum lease payments are $171,625 and $38,500 for 2013 and 2014, respectively.

From time to time, in the ordinary course of business, the Company is subject to legal and/or tax proceedings or inquiries. While it is impossible to determine the ultimate outcome of any such proceedings or inquiries, management believes that the resolution of any pending matters will not have a material adverse effect on the consolidated financial position, cash flows or results of operations of the Company.

NOTE 14. RELATED PARTY TRANSACTIONS

As of December 31, 2012 the Company had $474,067 due to related parties, $263,374 of which is due to Green Venture Group, LLC, an entity controlled by Mike Zoi, who owns a majority of the Company’s outstanding stock, and $210,693 to a Motorsport LLC shareholder. As of December 31, 2011, the Company had approximately $4.0 million of related party long term debt with TGR Capital LLC, and approximately $1.7 million of related party short term debt with Enerfund, LLC. Both of these entities are controlled by Mike Zoi.

On October 24, 2012, the Company entered into a Management and Consulting Services Agreement with Bond Street Management LLC, pursuant to which Bond Street Management provides certain management and consulting services, as well as other services, to the Company and its subsidiaries, in particular, Net Element Russia, TOT Money, Music 1 Russia and Motorsport. Francesco Piovanetti is Chief Executive Officer and President of Bond Street Management LLC, and a trust of which Mr. Piovanetti is a beneficiary owns a 25% ownership interest in Bond Street Management LLC. Mr. Piovanetti provides services as Chief Executive Officer of the Company pursuant to this Consulting Agreement. Subject to each party’s respective rights to terminate the Consulting Agreement earlier, the initial term of the Consulting Agreement is until December 31, 2013 and it will automatically renew for a one-year term on each anniversary of that date. For the services provided under the Consulting Agreement (including Mr. Piovanetti’s compensation as Chief Executive Officer of the Company), the Company pays Bond Street Management a service fee of $50,000 per month and reimburses Bond Street Management for all of its documented business expenses incurred directly on behalf of the Company. Bond Street Management is also eligible for a discretionary performance based fee, which is payable in cash or non-cash equitable compensation at the sole discretion of the independent directors of the Company or by the Company if its chief executive officer is not an employee, officer or affiliate of Bond Street Management. In addition, the Company bears all costs and expenses that are directly attributable to the salaries, bonuses and fringe benefits payable to accounting and operations employees of Bond Street Management to the extent of the accounting, operating and other administrative services provided by Bond Street Management on behalf of the Company. The total amount paid to Bond Street Management totaled $150,000 during the year ended December 31, 2012. The Company expects that this Consulting Agreement will be terminated soon after this Report has been filed with the Commission.

On October 2, 2012, the Company closed its Merger with Net Element. Certain of Net Element’s and Cazador’s executive officers and directors had financial interests in the Merger that are different from, or in addition to, the interests of Cazador’s shareholders and Net Element’s shareholders, other than the insider shareholders. In the case of Net Element, immediately prior to the effectiveness of the Merger, the principal amounts of all outstanding convertible debt of Net Element owned by Enerfund (which is owned and controlled by Mike Zoi and totals $3.6 million) was converted into 32,727,274 shares of Net Element common stock, and subsequently converted into 818,182 shares of the Company’s common stock in the Merger and, immediately following the closing, the Company paid to Enerfund an amount, in cash, representing payment in full of all non-convertible notes and payables of Net Element owed to Mike Zoi or any of his affiliates which were then outstanding (which totaled approximately $7.9 million (including accrued interest) with the exception of an outstanding balance of $263,374.

Following consummation of the Merger, Francesco Piovanetti, CEO and Director, and David P. Kelley II, Independent Director, own 3,609,631 and 14,000 warrants, respectively, to purchase an aggregate of 3,623,631 shares of the Company’s common stock (the “Director’s Warrants”). These warrants were transferred from the Sponsor warrants discussed in Note 16.The Director’s Warrants are identical to the other outstanding warrants to purchase the Company’s common stock, except that the Director’s Warrants (i) are non-redeemable, so long as they are held by either Messrs. Piovanetti or Kelley or their permitted transferees; (ii) are exercisable on a cashless basis at the election of the holder, so long as they are held by either Messrs. Piovanetti or Kelley, or their permitted transferees, rather than at the Company’s sole discretion; and (iii) are not transferable or saleable by the either Messrs. Piovanetti or Kelley (except to permitted transferees) until six months after the closing of the merger. The Director’s Warrants are not exercisable and are held in an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent, while they are subject to the foregoing transfer restrictions.

On September 28, 2012, TOT Money, entered into a factoring agreement with Alfa-Bank, pursuant to which Alfa-Bank provides financing to TOT Money in an aggregate amount of up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars) provided by Alfa-Bank to TOT Money. TOT Money’s obligations under the Agreement are secured by its accounts receivable and a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev.

On August 17, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank, pursuant to which Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. TOT Money’s obligations under the Credit Agreement were secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev.

On July 12, 2012, TOT Money, entered into a loan agreement pursuant to which it agreed to loan RM Invest up to a maximum of 200 million Russian rubles (approximately $6.6 million in U.S. dollars). The interest rate on the loan is 10% from the date of advance to the date of repayment. On August 16, 2012, the loan was increased to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). As of December 31, 2012, the outstanding principal loan balance and accrued interest was 157.9 million rubles (approximately $5.2 million in U.S. dollars). The original stated maturity date of the loan was October 31, 2012. On February 25, 2013, the Company refinanced the loan with RM Invest and extended the maturity date until October 1, 2013. As of February 25, 2013, the remaining balance of this loan does not accrue interest. This loan is recorded within the Notes Receivable caption in the balance sheet. RM Invest is a payment processing business operating in Russia whose payment processing systems are currently being used by TOT Money. RM Invest is 20% owned by TOT Money’s general director, Tcahai Hairullaevich Katcaev. Refer to Note 7 for disclosures relating to the RM Invest loan.

On July 4, 2012, the Company’s Russian subsidiary, OOO Net Element Russia, entered into a Loan Agreement with OOO Sat-Moscow, pursuant to which Net Element Russia was loaned 150 million Russian rubles (approximately $4.9 million in U.S. dollars). Sat-Moscow is indirectly controlled by Kenges Rakishev, a former director of Net Element and current Chairman of the Board of Directors of the Company. On October 2, 2012, the loan with Sat-Moscow was assigned to the Company and simultaneously repaid in full.

On June 26, 2012, Net Element Russia entered into a Loan Agreement with Green Venture Group, LLC, pursuant to which Net Element Russia was loaned 150 million Russian rubles (approximately $4.9 million in U.S. dollars). Green Venture Group, LLC is owned and controlled by Mike Zoi. On October 2, 2012, the loan with Green Venture Group, LLC was assigned to the Company and simultaneously repaid in full with the exception of $263,374 balance at December 31, 2012 reflected in due to related parties in the accompanying balance sheet.

On May 14, 2012, Net Element entered into a $500,000 principal amount Promissory Note and Loan Agreement with Enerfund maturing November 1, 2012. The interest rate was 5% per annum. The Company repaid this note with accrued interest of approximately $10,000 on October 3, 2012.

On February 24, 2012, Net Element entered into a Shareholder Rights Agreement with Mark Global Corporation, Kenges Rakishev, Mike Zoi, TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund. The companies TGR Capital, LLC, MZ Capital, LLC (Delaware), MZ Capital, LLC (Florida) and Enerfund are directly or indirectly owned and controlled by the Company’s director and majority stockholder, Mike Zoi. Kenges Rakishev is the sole shareholder of Mark Global Corporation. Pursuant to the Shareholder Rights Agreement, the parties agreed to certain corporate governance matters pertaining to Net Element and Net Element granted registration rights to each of Mark Global Corporation, Kenges Rakishev, TGR Capital, LLC, Mike Zoi and certain of their assignees. The parties terminated the Shareholder Rights Agreement effective as of October 2, 2012.

On February 23, 2012, Net Element entered into a Subscription Agreement pursuant to which it sold 333,333 newly issued shares of Net Element common stock to Kenges Rakishev for an aggregate purchase price of $2,000,000, or $6.00 per share. These shares were converted into 333,333 shares of the Company’s common stock pursuant to its merger with Net Element. The market price of the stock was $10.00 on the date of the transaction and the Company recorded a corresponding compensation charge of $1,333,333.

On February 2, 2012, Net Element entered into a Subscription Agreement with one of its directors, Felix Vulis, pursuant to which Mr. Vulis purchased from Net Element for $100,000: (i) 16,667 shares of Net Element common stock; (ii) a three-year warrant to purchase up to an additional 16,667 shares of Net Element common stock with an exercise price of $10.00 per share; (iii) a three-year warrant to purchase up to an additional 16,667 shares of Net Element common stock with an exercise price of $20.00 per share; and (iv) a three-year warrant to purchase up to an additional 16,667 shares of Net Element common stock with an exercise price of $40.00 per share. These warrants were cancelled on October 2, 2012 pursuant to the Merger Agreement with Net Element. The price of the Company’s stock was $13.60 on the date of grant and the Company recorded a corresponding compensation charge of $806,667.

As of December 31, 2011, the Company had approximately $5.8 million in due to related parties, which consisted of multiple loans payable to Enerfund, LLC (“Enerfund”), which is owned and controlled by Mike Zoi. The loans were provided to fund operations of some of the Company’s subsidiaries as well as to finance the acquisition of other subsidiaries as detailed below:

•	Openfilm - approximately $1.7 million to fund operations. The loan had a two-year term dated December 10, 2010 with an interest rate of 5% per year. This loan was repaid on October 3, 2012 as part of the closing of the Company’s merger with Net Element.

•	Motorsport - $184,592 pursuant to a three-year 5% loan dated January 31, 2011. The loan was repaid on February 24, 2011.

•	Music 1 - $128,890 pursuant to a three-year 5% loan dated January 31, 2011. The loan was repaid with accrued interest on February 24, 2011.

•	Net Element – approximately $2 million pursuant to a three-year, 5% unsecured convertible promissory note entered into on May 16, 2011. On October 2, 2012, Enerfund converted the outstanding principal into 18,181,819 shares of Net Element common stock, which shares were converted into 454,545 shares of the Company’s common stock pursuant to its merger with Net Element. In addition, the Company paid Enerfund $129,864 of accrued interest under this note on October 3, 2012.

•	Net Element – approximately $1.6 million pursuant to a three-year unsecured convertible promissory note entered into on October 24, 2011. On October 2, 2012, Enerfund converted the outstanding principal into 14,545,455 shares of Net Element common stock, which shares were converted into 363,637 shares of the Company’s common stock pursuant to its merger with Net Element. In addition, as required by the terms of the note, upon conversion, Net Element issued to Enerfund a five-year warrant to purchase 14,545,455 shares of Net Element common stock. Upon issuance, this warrant was immediately exercised in a cashless transaction resulting in Net Element issuing Enerfund 8,145,455 shares of Net Element common stock, which shares were converted into 203,637 shares of the Company’s common stock pursuant to its merger with Net Element. This transaction at inception date had a beneficial conversion feature (“BCF”) with respect to the warrants as the exercise price was below the fair value of the stock on October 24, 2011. As a result, in 2012 the Company recorded a debt discount of $1,600,000, which was amortized to compensation expense during 2012. In addition, the Company paid Enerfund $74,102 of accrued interest under this note on October 3, 2012.

•	Net Element – $500,000 pursuant to a promissory note entered into on May 14, 2012. The interest rate was 5% per annum and the note had a maturity date of November 1, 2012. The Company repaid this note with accrued interest of approximately $10,000 on October 3, 2012.

On August 9, 2011, Net Element entered into a Stock Purchase Agreement pursuant to which it was to acquire 100% of the outstanding equity interests in Stratuscore, Inc., a State of Washington corporation, from its selling shareholder, Denise Muyco (who is the spouse of the Company’s former Executive Vice President and Chief Strategy Officer, Richard Lappenbusch), in exchange for the issuance of 250,000 shares of Net Element common stock. On November 10, 2011, Net Element and the selling shareholder mutually agreed to terminate and unwind that transaction. The 250,000 shares of Net Element common stock issuable pursuant to that transaction were not delivered to the selling shareholder. Amounts advanced and costs incurred by the Company through December 31, 2012 of $196,557 were written-off at December 31, 2012. As consideration for amounts advanced to Stratuscore, Stratuscore agreed to issue Net Element a convertible promissory note convertible into equity in Stratuscore at the same rate as Ms. Muyco agrees to accept investment from a bona fide third party in the next investment round or lender terms. In the event that there is no further investment in Stratuscore, then the amount invested in Stratuscore by the Company would be based on the Company’s original valuation of Stratuscore. The negotiations for this convertible promissory note are on-going and the Company expects to finalize an agreement during 2013.

On June 16, 2011, Net Element entered into a Subscription Agreement pursuant to which it sold a 15% ownership interest in its subsidiary, Yapik LLC, to Sergey Kaplan (who is the son-in-law of the Company’s director and majority stockholder, Mike Zoi), in exchange for a $100,000 investment in Yapik LLC, which was received on June 20, 2011. Mr. Kaplan had an option to convert the 15% ownership interest in Yapik LLC into 37,500 shares of Net Element common stock. This conversion right was exercised on October 2, 2012 and the 37,500 shares of Net Element common stock were converted into 37,500 shares of the Company’s common stock pursuant to its merger with Net Element.

Effective as of March 29, 2011, Net Element entered into a joint venture arrangement with Curtis Wolfe in connection with the formation of LegalGuru LLC. The Company owns a 70% interest in LegalGuru LLC and Mr. Wolfe, who is the former Secretary of the Company and current Chief Executive Officer and Chairman of LegalGuru, through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member), owns a 30% interest in LegalGuru LLC. On March 26, 2012, Net Element entered into with Curtis Wolfe an amended and restated joint venture agreement, dated as of December 31, 2011, which amends and restates the joint venture agreement originally entered into as of March 29, 2011. In addition, on March 26, 2012, Net Element entered into the Limited Liability Company Operating Agreement of LegalGuru LLC, dated effective as of March 31, 2011, with Lobos Advisors, LLC and LegalGuru LLC. Pursuant to the joint venture agreement, Mr. Wolfe has the option to convert his 30% interest in LegalGuru into 75,000 shares of the Company’s common stock.

On March 17, 2011, Net Element formed a subsidiary, Splinex, LLC, a Florida limited liability company. Splinex, LLC was formed to work on developing technology and web services for use in the Company’s products and services and certain other licensed applications focused in the areas of three dimensional (3D) imagery and video. As of April 12, 2011, an aggregate 15% ownership interest in Splinex, LLC was issued to certain of its employees and consultants. The 15% ownership interest in Splinex, LLC is convertible into 75,000 shares of common stock of the Company. On December 1, 2012, the Company provided notice to all Splinex employees and contractors that as of March 1, 2013 Splinex will cease its R&D operations.

During February 2011, Enerfund, LLC agreed to transfer 25,000 of Net Element’s common shares held by Enerfund to a consultant in consideration for services performed on Net Element’s behalf. The Company recorded a compensation charge in the amount of the value of the services ($10,000) during the year ended December 31, 2011.

On February 1, 2011, Net Element purchased all of the equity interests in Music1, LLC from Enerfund for an aggregate purchase price of $15,000. On November 8, 2010, Music1, LLC purchased a 97% interest in A&R Music Live, LLC from Stephen Strother, the founder and former President of Music1. In connection with that purchase, Mr. Strother granted a royalty free license to Music1, LLC to use certain technology owned by him for the term of his employment agreement. Net Element was required to invest at least $500,000 in Music1 by December 31, 2012, which requirement was met during the fourth quarter of 2011. Pursuant to an agreement dated January 31, 2013, the Company ceased all operations of A&R Music Live, LLC and terminated Mr. Strother’s employment as of January 31, 2013, with agreement to pay him $150,000 over the next twelve months and to transfer and assign to him the Company’s 97% interest in A&R Music Live, LLC, the internet domain name www.arlive.com and related intellectual property rights (which transfers and assignments were completed on February 8, 2013). As of February 8, 2013, Mr. Strother owned a 100% interest in and operates A&R Music Live, LLC. The Company retained ownership of and rights to www.music1.com and www.music1.ru.

On February 1, 2011, Net Element purchased all of the equity interests in Motorsport, LLC from Enerfund. As consideration for that acquisition, Net Element paid to Enerfund $130,000 and agreed to take over responsibility for the obligations of Motorsport, LLC under a Stock Purchase Agreement dated December 17, 2010 pursuant to which Motorsport, LLC would acquire all of the equity interests in Motorsport.com, Inc. At the time of Net Element’s acquisition of Motorsport, LLC, pursuant to the December 17, 2010 Stock Purchase Agreement, Motorsport, LLC had already acquired 80% of the outstanding common stock of Motorsport.com, Inc., although Motorsport, LLC remained obligated under the Stock Purchase Agreement to pay an aggregate of $450,000 to the sellers in four quarterly installments beginning on December 1, 2013. Pursuant to an amendment to the Stock Purchase Agreement dated January 10, 2012, that payment obligation was amended to provide that: (i) Motorsport, LLC must pay to the sellers $300,000 in cash in four equal annual installments of $75,000 each beginning on January 10, 2012, with each subsequent installment payable on each annual anniversary thereafter until such $300,000 is paid in full; and (ii) Net Element must issue to the sellers an aggregate of 1,333,333 shares of Net Element common stock (and such shares were converted into 33,333 shares of the Company’s common stock pursuant to its merger with Net Element). The first two annual $75,000 installments have been paid and such shares of Net Element common stock were issued to the sellers. The sellers have a security interest in the Internet domain names of Motorsport.com, Inc. as collateral for the Company’s and Motorsport’s remaining payment obligations. These amounts due are included in due to related parties in the accompanying balance sheet.

The December 17, 2010 Stock Purchase Agreement provided Motorsport, LLC an option until December 16, 2018 to purchase the remaining 20% of the outstanding common stock of Motorsport.com, Inc. for a price per share of between $0.1075 and $0.1435 (or an aggregate of between $400,330 and $534,394) depending upon when the option was exercised, payable in either cash or shares of preferred stock of Motorsport.com, Inc. having an equivalent value. If the option were exercised before December 17, 2015, then the purchase price for the remaining 20% interests would have been $0.1075 per share, or an aggregate of $400,330. Pursuant to the January 10, 2012 amendment to the Stock Purchase Agreement, Motorsport, LLC exercised its option to acquire the remaining 20% interests for a purchase price consisting solely of Net Element’s issuance to the sellers of an aggregate of 3,333,333 shares of Net Element common stock. Such shares were converted into 83,333 shares of the Company’s common stock pursuant to its merger with Net Element.

On December 31, 2010, Net Element entered into a Subscription Agreement with Enerfund, pursuant to which Net Element received an aggregate of $2,000,000 in exchange for the issuance of 5,000,000 shares of Net Element common stock and warrants to purchase 2,500,000 shares of Net Element common stock at an exercise price of $2.00 per share for a period of five years from the date of issuance. However, Net Element did not have a sufficient number of authorized shares of Net Element common stock to fully issue these securities to Enerfund at December 31, 2010. Accordingly, this transaction was accounted for as a purchase by Enerfund as of December 31, 2010 of 2,800,000 shares of Net Element common stock and fully vested warrants to purchase 1,400,000 shares of Net Element common stock for $2.00 per share in exchange for $1,120,000. The balance of the proceeds of $880,000 was accounted for as an advance until March 7, 2011, when Net Element issued the balance of the shares and warrants. Since Enerfund is owned by an officer/director, we recorded a compensation charge of $18,920,000 during the year ended December 31, 2011, which is comprised of the Black-Scholes value of the warrants ($6,600,000) and the intrinsic market value of the common stock issued ($12,320,000).

NOTE 15. STOCKHOLDERS’ EQUITY

Notes Payable Converted to Common Stock

On May 16, 2011 Net Element entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $2,000,000. The annual interest rate was 5% and principal and interest was due on or before April 27, 2014. Outstanding principal was convertible by Enerfund at any time into shares of common stock at a conversion price of $4.40 per share, the market price at the date of issuance. On October 2, 2012, Enerfund exercised its conversion right and received 454,545 shares of common stock.

On October 24, 2011, Net Element entered into a three-year, unsecured convertible promissory note and loan agreement with Enerfund, LLC in the principal amount of $1,600,000. The annual interest rate under the note was 5% and principal and interest was due on or before October 24, 2014. Outstanding principal under the note was convertible by Enerfund at any time into shares of common stock at a conversion price of $4.40 per share. Upon conversion of the note, Net Element was required to issue to Enerfund a five-year warrant to purchase a number of shares of common stock equal to the number of shares issued upon such conversion with an exercise price of $4.40 per share. On October 2, 2012, Enerfund exercised its conversion right and received 363,637 shares of common stock plus a five-year warrant to purchase 363,637 shares of common stock with an exercise price of $4.40. Upon issuance, this warrant was immediately exercised in a cashless transaction resulting in the issuance to Enerfund of 203,636 shares of common stock. This transaction at inception date had a beneficial conversion feature (“BCF”) with respect to the warrants as the exercise price was below the fair value of the stock on October 24, 2011. As a result, in 2012 the Company recorded a debt discount of $1,600,000 which was amortized to compensation expense in during 2012.

These two promissory note conversions resulted in Enerfund receiving 818,182 shares of common stock pertaining to total convertible debt of $3,600,000.

Subscription/Joint Venture Agreements

On February 2, 2012, Net Element entered into a Subscription Agreement with one of its directors, Felix Vulis, pursuant to which Mr. Vulis purchased from the Company for $100,000: (i) 16,667 shares of common stock of the Company; (ii) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $10 per share; (iii) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $20 per share; and (iv) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $40 per share. These warrants were cancelled on October 2, 2012 pursuant to the Merger Agreement with Net Element. The price of the Company’s stock was $13.60 on the date of grant and the Company recorded a corresponding compensation charge of $806,667.

On February 23, 2012, Net Element entered into a Subscription Agreement pursuant to which it sold 333,333 newly issued shares of common stock of the Company to Kenges Rakishev for an aggregate purchase price of $2,000,000, or $6.00 per share. In connection with this Subscription Agreement, the Company recorded a corresponding compensation charge for $1,333,333 to recognize the difference between $6.00 per share and the market price of the stock on February 23, 2012 of $10.00 per share.

On April 6, 2012, Net Element entered into a Joint Venture Agreement with Igor Yakovlevich Krutoy pursuant to which the parties formed Music1 Russia, which is owned 67% by the Company’s subsidiary Net Element Russia and 33% by K1 Holdings, a company controlled by Mr. Krutoy. Music1 Russia was organized to promote the Company’s www.music1.com platform in the Commonwealth of Independent States (CIS) countries (comprised of participating states of the former Soviet Union). K1 Holdings contributed a nominal amount of capital to the joint venture. Net Element contributed to the joint venture (i) exclusive, non-assignable, royalty-free, perpetual, world-wide rights to use and operate the Internet domain www.music1.com, (ii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to use Net Element’s Launchpad computer system technology for the operation of Internet based contests, (iii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to integrate Net Element’s Music Brain technology into the website and (iv) $2 million in the form of an interest-free loan to maintain the operations of Music1 Russia (this loan is an intercompany loan and eliminates in the consolidated financial statements of the Company). Mr. Krutoy also is providing certain advisory services to Music1 Russia pursuant to the Joint Venture Agreement. As consideration for such advisory services, Net Element agreed to issue Mr. Krutoy 125,000 shares of restricted stock, with half of such shares issued within one month after he becomes Chairman of Music1 Russia and the other half of such shares issued within one month after the start of the second calendar year of his term as Chairman of Music1 Russia. As of April 5, 2013, Mr. Krutoy has not been appointed Chairman of Music1 Russia and the foregoing shares were not issued to Mr. Krutoy.

In accordance with the Joint Venture Agreement entered on April 6, 2012, the Company and Mr. Krutoy agreed that Mr. Krutoy would enter into a Subscription Agreement to purchase 333,333 shares of common stock for an aggregate purchase price of $2,000,000. This Subscription Agreement was finalized on June 6, 2012 and the $2,000,000 was funded then. The fair value of the stock on April 6, 2012, the date when the performance criteria under the joint venture agreement was completed, was $8.40 and the Company recorded a compensation charge of $800,000 to reflect the amount paid below market value for the stock.

The corresponding shares of common stock, cash paid and compensation charge related to these agreements during the year ended December, 31 2012 is as follows:

Name	Shares	Cash	Compensation Charge
Felix Vulis	16,667	$100,000	$806,667
Kenges Rakishev	333,333	2,000,000	1,333,334
Igor Krutoy	333,333	2,000,000	800,000
Total	683,333	$4,100,000	$2,940,001

Other

During December 2012, the Company’s Board of Directors authorized, and the Company announced on December 10, 2012, a plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. For the year ended December 31, 2012, the Company repurchased 7,200 shares of its common stock for $24,917 or an average of $3.46 per share (also see Note 19).

NOTE 16. WARRANTS, STOCK OPTIONS AND STOCK BASED COMPENSATION

Warrants

On January 22, 2013, the Company filed a post-effective amendment on Form S-3 to its registration statement on Form S-4 (File No. 333-182076), as subsequently amended on February 12, 2013, in order to register the issuance and sale by the Company of up to 4,600,000 shares of common stock upon the exercise of warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) in connection with its initial public offering, which warrants became exercisable upon the consummation of the transactions contemplated by the Merger Agreement between the Company and Net Element dated as of June 12, 2012. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. As of April 1, 2013, that post-effective amendment has not been declared effective by the Securities and Exchange Commission.

On February 12, 2013, the Company filed a registration statement on Form S-3 (File No. 333-186621) in order to register (i) the resale from time to time by the selling security holders identified therein of up to 4,340,000 warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) to Cazador Sub Holdings Ltd. in connection with a private placement prior to the Company’s initial public offering and that will become exercisable beginning on April 2, 2013, and (ii) the issuance and sale by the Company of up to 4,340,000 shares of common stock upon exercise of such warrants. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. As of April 1, 2013, that registration statement has not been declared effective by the Securities and Exchange Commission. Of the 4,340,000 warrants issued, Francesco Piovanetti and David P. Kelley II own 3,609,631 and 14,000 warrants, respectively, to purchase an aggregate of 3,623,631 shares of the Company’s common stock.

At December 31, 2012, the Company had 8,938,900 warrants outstanding (as a result of 1,100 warrants exercised during 2012) with a weighted average exercise price of $7.50 and a weighted average contract term of 4.83 years.

The table below summarizes the Company’s outstanding warrants at December 31, 2011. On October 2, 2012, the Enerfund and TGR Capital warrants were exercised in connection with the Company’s merger with Net Element (see Note 5). Felix Vulis’ warrants were cancelled on October 2, 2012 and will be replaced by an outside board member compensation plan that is currently being developed.

	# Warrants Granted	Wtd. Avge Exercise Price	Wtd. Avge Contract Term
Enerfund, LLC and TGR Capital, LLC	5,000,000	$2.00	2.81 years
Felix Vulis	16,667	$10.00	2.34 years
Felix Vulis	16,667	$20.00	2.34 years
Felix Vulis	16,666	$40.00	2.34 years

Stock Options

At October 2, 2012 and December 31, 2011, Net Element had two incentive plans, as described below. At December 31, 2012, the Company had no incentive plans:

▪	2004 Stock Option Plan
▪	2011 Equity Compensation Plan

The following is a summary of grants, exercises and forfeitures for the year ended December 31, 2012:

					Cashless
	Outstanding	Grants for	Forfeitures for	Exercises for	Conversion for	Outstanding
PLAN	1/1/12	2012	2012	2012	2012	12/31/12
2004 Stock Option Plan	97,178	22,838	(78,985)	-	(41,031)	-
2011 Equity Compensation Plan	40,019	167,938	(106,088)	(27,863)	(74,006)	-

The following is a summary of grants, exercises and forfeitures for the twelve months ended December 31, 2011:

PLAN	Outstanding 1/1/11	Grants for 2011	Forfeitures for 2011	Exercises for 2011	Outstanding 12/31/11
2004 Stock Option Plan	30,000	99,288	(32,110)	-	97,178
2011 Equity Compensation Plan	-	77,348	(34,778)	(2,551)	40,019

For the year ended December 31, 2011, we issued 99,288 options from our 2004 Stock Option Plan at an exercise price of $4.00 per share to certain employees and consultants. These options vest 33% per year on each anniversary date of the option grant (March 7, 2011). At December 31, 2011, 29,610 options in this grant were forfeited due to employees not being employed on date of first vesting (March 6, 2012). An additional 2,500 options expired due to resignation and failure to exercise of one of Net Element’s board members. The 2004 Stock Option Plan options had a remaining weighted average life of 7.58 years and weighted average strike price of $5.60. For the year ended December 31, 2011, we recorded a compensation charge of $76,645 for the vesting of options during this period. At December 31, 2011, we had 27,500 vested options in the 2004 Stock Option Plan. In connection with the Cazador merger, the Company accelerated the vesting of these stock options which resulted in a compensation charge of $207,623 for the year ended December 31, 2012.

Additionally, we issued 77,349 options from our 2011 Equity Compensation plan for the year ended December 31, 2011. Of the options issued during this period, 34,778 were forfeited by employee terminating before options vested and 2,552 options were exercised during the year. As of December 31, 2011, we had 40,019 options outstanding and vested with a weighted average life of 4.67 years and a weighted average strike price of $5.60.

On June 28, 2011, the board of directors of Net Element approved the 2011 Equity Incentive Plan with 3,750,000 shares authorized.  Net Element’s majority stockholder approved the plan pursuant to a written consent also dated June 28, 2011.  The plan is designed to attract and retain the services of directors, employees and consultants by offering ability to make awards of unrestricted stock, stock options or both in order to create incentives.  The plan limits the strike price of incentive options issued to 100% (110% if the optionee is a 10% or more stockholder) of current market and terms can be no longer than 10 years (5 years if the optionee is a 10% or more stockholder).  Net Element registered the shares issuable under this plan on a registration statement on Form S-8 filed with the SEC.  This plan became effective on July 20, 2011 and terminated on October 2, 2012 in connection with the Company’s merger with Net Element.

On August 9, 2011, we issued incentive stock options to purchase 37,500 shares of our common stock under our 2011 Equity Incentive Plan to our Chief Revenue Officer at an exercise price of $2.40 per share with a term of 5 years, subject to a three-year vesting schedule.  The Chief Revenue Officer’s’ employment was terminated in November, 2011 and he has one year to exercise vested options or they will terminate.

On August 9, 2011, the Board of Directors approved the issuance of five-year stock options to purchase shares of common stock of the Company to employees taking salary reductions.  These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge, using a Black-Scholes model for the following issuances in 2011 of fully vested options.

Date Range	# Options Issued	Strike Price of Options	Grant Expiration Date	2011 Compensation Charge
6/15/11-7/31/11	13,880	$2.40	08/07/16	$76,645
August, 2011	1,551	$8.00	08/29/16	$22,959
September, 2011	8,762	$6.00	09/28/16	$52,574
October, 2011	8,556	$6.00	10/29/16	$51,333
November, 2011	4,483	$8.40	11/30/16	$37,654
December, 2011	1,315	$24.00	12/29/16	$31,555
Totals	38,547			$262,171

At December 31, 2011, we had options to purchase 137,196 shares of common stock outstanding under its stock option plans, of which options to purchase 67,519 shares of common stock are vested, with an exercise price of $5.60 per share and with a remaining weighted average contractual term of 6.73 years.

At December 31, 2011, we had outstanding options to purchase 40,019 shares of common stock under our 2011 Equity Incentive Plan, of which options to purchase 40,019 shares of common stock are vested, with a weighted average exercise price of $5.60 per share and with a remaining weighted average contractual term of 4.67 years.

Additionally, at December 31, 2011, we had outstanding options to purchase 97,178 shares of common stock under our 2004 Stock Option Plan, of which options to purchase 27,500 shares of common stock are vested, with a weighted average exercise price of $5.60 per share and with a remaining weighted average contractual term of 7.58 years.

On February 10, 2012, the Board of Directors of Net Element approved the issuance of five-year stock options to purchase 40,000 shares of common stock with an exercise price of $6.40 per share to certain employees. These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge of $256,000, using a Black-Scholes model for the issuance of fully vested options.

During 2012, Net Element issued five-year stock options to purchase 27,863 shares of common stock to employees taking salary reductions for the first three quarters of 2012. These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge for $158,715, using a Black-Scholes model for the issuance of fully vested options.

On September 11, 2012, the Board of Directors of Net Element approved the issuance of five-year stock options to purchase 40,575 shares of common stock with an exercise price of $4.00 per share to certain employees, as a retention bonus as consideration for their continued services to Net Element and its subsidiaries pending the consummation of Net Element’s merger with the Company. These options vested on October 2, 2012 immediately prior to the consummation of the merger. The Company recorded a compensation charge of $162,300, using a Black-Scholes model for the issuance of these options.

The Company has no outstanding stock options as of December 31, 2012. On October 2, 2012, the vesting of all options accelerated due to the merger (see Note 5) and all options were converted to common stock.

At December 31, 2011, the Company had options to purchase 137,197 shares of common stock outstanding under its stock option plans, of which options to purchase 67,519 shares of common stock are vested, with an average exercise price of $5.60 per share and with a remaining weighted average contractual term of 6.73 years.

Stock Based Compensation

On February 18, 2011, Net Element’s Board of Directors approved the hiring of Richard Lappenbusch as President and Chief Operating Officer. In addition to salary and benefits, Mr. Lappenbusch was granted 152,500 shares of common stock with vesting as follows: 2,500 shares on February 15, 2012; 100,000 shares vesting semi-annually over a three year period from the date of the grant; and 50,000 shares upon Net Element achieving $20,000,000 in gross revenues (other than through acquisitions), subject to the terms and conditions of a restricted stock agreement. As further described below, the grants to Mr. Lappenbusch were modified on June 6, 2012.

On June 6, 2012, Net Element entered into a letter agreement with Richard Lappenbusch, which amended and restated Mr. Lappenbusch’s employment agreement. Pursuant to the letter agreement, Mr. Lappenbusch’s position with Net Element changed from President and Chief Operating Officer to Executive Vice President and Chief Strategy Officer, and Mr. Lappenbusch agreed to cancel all incentive stock options previously awarded to him by Net Element, as well as all unvested shares of restricted stock previously awarded to him in excess of 51,679 shares, in each case effective immediately. Mr. Lappenbusch’s remaining 51,679 unvested shares of restricted stock vested in full upon the termination of his employment on November 16, 2012. This modification of grant terms did not result in a new measurement date and thus there was no compensation charge to the statement of operations. Total compensation charge for 2012 of $25,784 represents the amortization of revised number of grants during 2012.

As partial consideration for certain consulting services pursuant to an Advisor Agreement entered into on July 19, 2011 among Net Element, Motorsport.com, Inc. and Emerson Fittipaldi, Net Element granted Mr. Fittipaldi 125,000 shares of common stock. In addition, pursuant to the Advisory Agreement, Mr. Fittipaldi has the opportunity to earn a bonus of up to 25,000 additional shares of common stock based upon his success in promoting Motorsport.com through his social networking activities, which bonus is in the sole discretion of the Board of Directors of the Company. If Mr. Fittipaldi terminates the Advisor Agreement, he is required to forfeit a pro rata amount of the 125,000 shares of common stock that were granted to him in accordance with the terms of the Advisor Agreement. In connection with this grant, the Company recorded a compensation charge of $254,522 and $45,479 for the year ended December 31, 2012 and 2011 respectively. The amortization was accelerated in 2012 in connection with the Cazador merger and the deferred compensation balance was $0 at December 31, 2012.

On December 13, 2011, the Board of Directors of Net Element appointed Felix Vulis as a director of Net Element. In connection with his service as board member, Mr. Vulis was granted 20,000 shares of restricted stock. These shares vest over two years and the Company recorded a compensation charge of $94,000 and $2,000 during the years ended December 31, 2012 and 2011, respectively.

On January 26, 2012, Net Element entered into an Advisory Board Agreement with Michael Waltrip for a term of two years. Mr. Waltrip will help develop the Company’s motorsport business by participating in Motorsport Advisory Board meetings and attending industry functions to help promote Motorsport.com. For his service, Mr. Waltrip was granted 11,500 shares of common stock and the Company recorded a charge of $72,373 in non-cash compensation expense under the agreement for the year ended December 31, 2012. The total charge for this grant was to be amortized over three years based on the fair value of the stock provided on the date of grant but the amortization was accelerated and the full charge was taken in 2012 in connection with the Cazador merger transaction.

Motorsport.com appointed Pietro Da Cruz, a junior Nascar race car driver and grandson of the Chairman of Motorsport.com, to its Advisory Board. On March 26, 2012, Net Element’s Board of Directors approved the issuance of stock options to purchase 12,500 shares of common stock as part of an Advisory Agreement. Additionally, Motorsport.com entered into a Consulting Agreement with Dan Goodstadt, an advisor to Emerson Fittipaldi, Motorsport.com’s Chairman, pursuant to which the Board of Directors of Net Element approved the issuance of stock options to purchase 25,000 shares of common stock. The Company’s compensation charge for these grants was $375,000 for the year ended December 31, 2012.

On April 1, 2012, Net Element issued 5,000 shares of common stock to Vitaly Baransky pursuant to an Advisor Agreement, dated March 31, 2011, under which Mr. Baransky is advising the Company on product development projects including innovation in 3D visualization and reconstruction. 2,500 of such shares vest twelve months from the effective date of the Advisor Agreement and the remaining 2,500 shares vest 24 months from the effective date. The Company’s compensation charge for this grant was $49,800 for the year ended December 31, 2012.

Non-Cash Compensation Expense

A summary of non-cash compensation expense for the year ended December 31, 2012 is as follows:

Subscription agreements (note 15)	$2,940,000
Enerfund Note conversion (note 15)	1,600,000
2004 Stock Option Plan total	207,623

Employees under February 10, 2012 and September 11, 2012 awards	418,300
Employees salary reduction	158,715
Michael Waltrip	72,373
Vitaly Baransky	49,800
Daniel Goodstadt	250,000
Pietro Da Cruz	125,000
Others	32,472
2011 Equity Incentive Plan total	1,106,660

Deferred compensation amortization:
Richard Lappenbusch	25,784
Emerson Fittipaldi	254,522
Felix Vulius	94,000
Others	11,607
385,913
Total non-cash compensation expense	$6,240,196

A summary of non-cash compensation expense for the year ended December 31, 2011 is as follows:

Issuance of 22,000,000 common shares for Enerfund warrants	$18,920,000
2004 Stock Option Plan	262,171
Others	153,031
Total non-cash compensation expense	$19,335,202

NOTE 17. INCOME TAXES

In the past, we have been delinquent in the filing of our federal tax returns for several years. Although we did not owe tax due to a lack of profits, we were assessed penalties and interest in the amount of $53,000 for the failure to file returns, and we have incurred $6,000 in professional fees to defend our position. We successfully appealed this assessment, and on October 22, 2012 the Internal Revenue Service abated all penalties and interest. The Company recorded a $53,000 credit to tax penalty expense for the quarter ended September 30, 2012 to reverse the expense accrued in previous periods.

The components of income (loss) before income tax provision are as follows:

	December 31,	December 31,
	2012	2011
United States	$(15,303,448)	$(25,273,033)
Foreign	(1,509,038)	-
	$(16,812,486)	$(25,273,033)

There was no U.S. current or deferred income tax provision for the years ended December 31, 2012 and 2011. There was a current foreign tax provision of $119,728 for the year ended December 31, 2012.

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
U. S. Federal statutory income tax rate	34.0%	34.0%
State income tax, net of federal tax benefit	3.6	0.8
Compensation related permanent differences	(10.6)	(26.5)
Compensation related temporary differences	(0.6)	-
Increase in valuation allowance	(27.1)	(8.3)
Effective income tax rate	0.7%	0.0%

The effective tax rate on operations of 0.7% at December 31, 2012 varied from the statutory rate of 34%, primarily due to the permanent difference related to deferred compensation, the impact of the temporary share based compensation, and the increase in our valuation allowance.

Significant components of our deferred tax assets and liabilities as of December 31, 2012 and December 31, 2011 are as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$9,722,855	$3,205,333
Share based compensation	72,940	-
Basis difference in fixed assets	-	150,617
Basis difference in intangible assets	104,464	-

Valuation allowance for deferred tax assets	(9,841,545)	(3,355,950)
Total deferred tax assets	$58,714	$-

Deferred tax liabilities:
Basis difference in fixed assets	$(13,180)	$-
Basis difference in intangible assets	(45,534)	-

Total deferred tax liabilities	(58,714)	-

Net deferred taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At December 31, 2012 and December 31, 2011, we had cumulative federal net operating losses (“NOLs”) carry forwards of approximately $25.0 million and $9.4 million, respectively. We also have $13.2 million and $8.3 million in state NOLs and $1.5 million and $0 in foreign NOLs as of December 31, 2012 and 2011, respectively. The valuation allowance was increased by $6.5 million in fiscal year 2012. The fiscal 2012 increase was primarily related to additional operating loss incurred. We have considered all the evidence, both positive and negative, that the NOLs and other deferred tax assets may not be realized and have recorded a valuation allowance for $9.8 million. The federal NOLs begin to expire in December 2025 while the state NOLs begin to expire in 2025 and foreign NOLs begin to expire in 2023.

NOTE 18. SEGMENT INFORMATION

As described in Note 1, the Company has two reportable segments: mobile commerce and payment processing for electronic commerce, and entertainment and culture Internet destinations. The Company determines the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The principal revenue stream for each of these segments varies according to its principal activities. During the year ended December 31, 2012, the principal revenue stream for both mobile commerce and payment processing for electronic commerce and entertainment and culture Internet destinations came from services fees.

At December 31, 2011, the Company had only one reportable business segment: entertainment and culture Internet destinations. During the year ended December 31, 2011, the principal revenue stream for entertainment and culture Internet destinations came from services fees.

The accounting policies of the individual transactions in the reportable segments are the same as those of the Company, as described in Note 3. Transactions between reportable segments are primarily conducted at market rates, resulting in segment profits or expenses that are eliminated for reporting consolidated results. A general overview of each reportable segment is provided below.

•	Mobile commerce and payment processing for electronic commerce

In June 2012, the Company formed its subsidiary OOO TOT Money (a Russian limited liability company) to develop a business in processing mobile commerce payments. TOT Money launched operations in Russia during the third quarter of 2012. TOT Money has entered into contracts with the three largest mobile phone operators in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom, to facilitate payments using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) for their mobile phone subscribers in Russia. TOT Money earns service fee revenues for payment processing. The Company plans to increasingly generate most of its revenues from TOT Money’s mobile commerce payment operations.

Initially, the Company planned to adapt the existing revenue sharing platform used in Openfilm.com to a mobile commerce payment platform. However, TOT Money currently is using on a trial basis for no consideration the payment processing systems of RM Invest, which is another payment processing business operating in Russia that is 20% owned by TOT Money’s general director, Tcahai Hairullaevich Katcaev. RM Invest has agreed to allow TOT Money the right to use RM Invest’s systems indefinitely for as long as needed for evaluation purposes in determining whether TOT Money may have an interest in licensing or purchasing RM Invest’s systems. TOT Money is concurrently seeking a way to buy, license or build its own mobile payment processing system.

•	Entertainment and culture Internet destinations

The Company owns controlling interests in several companies that develop and operate online media products (websites and mobile applications) in the peer-to-peer application, music, motorsport and film markets. The Company intends to explore additional acquisitions of, as well as developing internally, other Internet based properties, services and companies with similar goals of connecting people in various vertical markets, such as the medical, music, film, sports and legal markets.

Music1 Russia

OOO Music1 (“Music1 Russia”) is a Russian limited liability company that was organized as a partnership with Igor Yakovlevich Krutoy, a Russian composer, performer, producer and music promoter. Music1 Russia promotes the Company’s music1.com platform in the Commonwealth of Independent States (CIS) countries. Music1.ru was officially opened for public access in the third quarter of 2012. Music1 mobile application for iOS and Android were launched in December 2012. Music1.ru offers certain digital assets of Igor Yakovlevich Krutoy and his affiliate companies, including ARS Holding and the NewWave International contest (comparable to American Idol in United States). Revenues are expected to be generated through royalty fees and third party advertising on the platform.

Motorsport.com

Motorsport.com is a news and information service that operates a website (motorsport.com) that distributes content related to the motor sports industry to racing enthusiasts all over the world. The website features a graphic-based interface and is a database-driven site with a multi-channel navigation structure, including, News, Features, Photos, Statistics, Directory, Online Competitions and Forums. In the past decade, motorsport.com has established its reputation as a reliable source of news and content by covering major international racing series and events. Motorsport.com won the American Auto Racing Writers and Broadcasters Association (AARWBA) Award for Best Professional Racing Website for eight straight years (2004 to 2011).

Motorsport.com has been in operation for over 13 years and is a mature online media company with an established brand name. According to Google Analytics, in 2012, motorsport.com received approximately 25 million page views (representing approximately 18% year-over-year growth compared to 2011) from 2.4 million unique visitors.

Openfilm

Openfilm is an online media company that supports a community of independent film enthusiasts and filmmakers. Openfilm owns and operates the website openfilm.com, which is based on a proprietary video platform (licensed to Openfilm by the Company’s wholly-owned subsidiary, NetLab Systems IP LLC (“NetLab”)) and certain know-how and methods developed by Openfilm that unite elements of the film industry that the Company believes are of most interest and value to Openfilm’s users in a single location. Openfilm derives revenues from license fees, video advertising, display advertising and membership fees, as well as contest entry fees.

Openfilm has developed an award-winning website that currently showcases over 9,300 films of various lengths and genres, aggregated from film festivals, film schools and independent filmmakers from around the world. Most films are displayed online in high definition (HD) video format and filmmakers are able to upload their films and interact with other users through a social networking platform.

Openfilm offers aspiring filmmakers an opportunity to have their work screened by a distinguished group of Hollywood insiders who make up the Openfilm Advisory Board, including actor James Caan (Chairman as well as Net Element’s Board of Directors member), actor Robert Duvall, director Marc Rydell and actor and filmmaker Scott Caan. Advisory Board members collectively act as a group of mentors who interact with Openfilm’s premium members through public events and online web chats on a periodic basis. The Advisory Board members also serve as judges for various competitions promoted by Openfilm.

The following tables present financial information of the Company’s reportable segments as of December 31, 2012 and 2011, and for the years then ended. The “eliminations” column includes all intercompany eliminations for consolidated purposes.

As of and for the year ended December 31, 2012
Description	Mobile Commerce Payment Processing Services	Online Businesses	Eliminations	Totals
Service fee revenues	$1,311,906	$100,576	$-	$1,412,482
Cost of revenues	(740,235)	(357,588)	-	(1,097,823)
General and administrative	(382,563)	(14,196,003)	-	(14,578,566)
Allocations	(683,490)	683,490	-	-
Provision for loan losses	(1,441,475)	(196,557)	-	(1,638,032)
Goodwill and intangible asset impairment charges	-	(680,499)	-	(680,499)
Depreciation and amortization	-	(532,086)	-	(532,086)
Interest income (expense)	771,765	(472,073)	-	299,692
Intercompany interest income (expense)	(411,364)	72,372	338,992	-
Other Income (expense)	-	2,346	-	2,346
Income tax expense	(254,676)	134,948	-	(119,728)
Non-controlling interest	(7,446)	549,729	-	542,283
Net Loss	$(1,837,578)	$(14,891,345)	$338,992	$(16,389,931)
Assets	$23,366,500	$36,305,756	$(31,293,622)	$28,378,634
Short Term Loans	$9,400,164	$-	$-	$9,400,164

As of and for the year ended December 31, 2011
Description	Mobile Commerce Payment Processing Services	Online Businesses	Eliminations	Totals
Service fee revenues	$-	$183,179	$-	$183,179
Cost of revenues	-	(596,389)	-	(596,389)
General and administrative	-	(24,330,623)	-	(24,330,623)
Depreciation and amortization	-	(311,939)	-	(311,939)
Interest income (expense)	-	(171,319)	-	(171,319)
Other Income (expense)	-	(45,942)	-	(45,942)
Non-controlling interest	-	419,933	-	419,933
Net Loss	$-	$(24,853,100)	$-	$(24,853,100)
Assets	$-	$1,668,218	$-	$1,668,218
Short Term Loans	$-	$-	$-	$-

NOTE 19. SUBSEQUENT EVENTS

Alfa Bank Credit Line – The Company’s subsidiary, TOT Money, had a loan of 53,900,000 rubles (approximately $1.8 million in U.S. dollars) secured by 55,000,000 rubles (approximately $1.8 million in U.S. dollars) in restricted cash. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash.

A&R Music Live – Pursuant to an agreement dated January 31, 2013, the Company ceased all operations of A&R Music Live, LLC and terminated the employment of Stephen Strother (the founder and former President of Music1, LLC) as of January 31, 2013, with agreement to pay him $150,000 over the next twelve months and to transfer and assign to him the Company’s 97% interest in A&R Music Live, LLC, the internet domain name www.arlive.com and related intellectual property rights (which transfers and assignments were completed on February 8, 2013). As of February 8, 2013, Mr. Strother owned a 100% interest in and operates A&R Music Live, LLC. The Company retained ownership of and rights to www.music1.com and www.music1.ru.

Yapik – Effective January 1, 2013, the Company ceased development efforts for the Yapik application in the United States. The Company continues to develop the Russian counterpart, Komissionka, in an effort to create a barter application for the Russian market.

Unified Payments transaction – On March 8, 2013, the Company entered into a binding term sheet to acquire all of the business assets of Unified Payments, LLC, a Delaware limited liability company (“Unified Payments”). Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. Pursuant to the term sheet, Unified Payments will contribute (the “Contribution”) all of its assets and business to the Company’s newly formed subsidiary, TOT Group, Inc. (formerly TOT, Inc.) (“TOT Group”). As consideration for the Contribution:

(i)        TOT Group will assume Unified Payments’ long-term debt not exceeding, together with Unified Payments’ entire preferred equity plus payable in kind interest accrued thereon through January 1, 2014, $23,144,024 plus accrued interest on the long-term debt portion of such amount through the closing date less any liabilities to Unified Payments and its affiliates and/or related parties;

(ii)       TOT Group will commit to reduce the assumed indebtedness to certain lender by $1,000,000 within six months from the closing;

(iii)      From the closing date through December 31, 2013, Unified Payments’ preferred equity will continue accruing payable in kind interest at 8% per annum compounded quarterly and, on January 1, 2014, Unified Payments’ preferred equity and accrued and unpaid payable in kind interest thereon will be converted into a term loan with 8% per annum interest only debt (interest to be paid quarterly), with the entire amount of outstanding principal payable three years from such conversion date (and such debt will be assumed by TOT Group in accordance with paragraph (i) above);

(iv)     At the closing of the Contribution, TOT Group will issue to Unified Payments an amount of common stock of TOT Group representing, upon such issuance, 10% of the total issued and outstanding shares of common stock of TOT Group;

(v)      On March 8, 2013, the Company provided to Unified Payments a bridge loan in the total amount of up to $750,000 (the “Bridge Loan”) substantially on the terms set forth in the loan documents entered into by the Company and Unified Payments on March 8, 2013 as described below under “Loan to Unified Payments, LLC.” The first draw under the Bridge Loan was $600,000;

(vi)     Prior to closing of the Contribution, TOT Group will negotiate a compensation and equity agreement with Oleg Firer and other senior executives of the Unified Payments management team; and

(vii)    At closing of the Contribution, the Company will contribute and assign to TOT Group the Company’s interest in OOO TOT Money, along with all of the assets and liabilities of TOT Money, including, without limitation, the indebtedness in the amount of approximately $12.9 million (as of December 31, 2012) of TOT Money to OOO Net Element Russia), in exchange for the issuance to the Company of an amount of common stock of TOT Group representing, upon issuance, 90% of the total issued and outstanding shares of common stock of TOT Group.

As set forth in the term sheet, the parties acknowledged that, in order to execute the business plan of the combined business post-closing of the Contribution, TOT Group will require up to $9,200,000 of additional funding (via borrowing or otherwise) in order to acquire Unified Payments agents’ commissions.

Following the closing of the Company’s proposed acquisition of Unified Payments, the Company plans to appoint Oleg Firer, co-founder and executive chairman of Unified Payments, to the position of Chief Executive Officer of the Company, with Steven Wolberg joining the Company as Chief Legal Officer. Francesco Piovanetti, the Company’s current Chief Executive Officer, is expected to become a consultant to the Company.

Ferrari Agreement 2013 – On February 1, 2013, the Company entered into its second sponsorship agreement with Ferrari North America, Inc. (FNA). Consideration is $50,000 in cash and $200,000 in advertising services. Additionally, unused advertising services from the previous agreement of March 8, 2012 will be available to FNA until January 1, 2014. The Company, through its motorsport.com brand, will receive sponsor recognition on all FNA Ferrari Challenge communications, promotions and advertising. FNA is required to include motorsport.com in all its Ferrari Challenge advertisements, communications and promotional materials, including but not limited to, press releases, winner’s podium display and reference to motorsport.com and the Company’s sponsorship in all correspondence. Parties may, at their election, issue joint press releases, subject to approval by FNA. Additionally, motorsport.com signage and decals are required to be displayed on all FNA cars, including during practice and race sessions.

Tim Greenfield Employment Agreement – On January 2, 2013, the Company entered into an employment agreement with Timothy Greenfield whereby Mr. Greenfield will be employed as President – Mobile Commerce & Payment Processing. Tim’s annual salary is $235,000 and he received a $25,000 signing bonus. Mr. Greenfield is entitled to other benefits including a discretionary bonus, vacation/personal days and participation in the Company’s benefit plan for health insurance. Mr. Greenfield is entitled to a one-time payment of $100,000 if his at-will employment is terminated for other than cause.

We lease approximately 6,500 square feet of office space in Miami, Florida at annual rent of $201,695.  Beginning in January 2013, Enerfund, LLC, which is wholly-owned by our director and majority stockholder, Mike Zoi, uses part of this office space and pays a pro-rata amount of the rent in an amount equal to $8,500 per month (or $102,000 per year).  The current lease term expires April 30, 2013.  Our corporate headquarters and the operations of our online media products (websites and mobile applications) are conducted at this location.  The Company is planning to relocate to Unified Payments’ office upon successful closing of the transaction.

Subsequent to December 31, 2012, the Company continued its stock buy-back program and repurchased 166,847 shares through April 12, 2013 for approximately $469,514. The Company still has approximately $2,005,569 approved under the buyback program to repurchase shares.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 12, 2012, by and between Cazador Acquisition Corporation Ltd. and Net Element, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2012)

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

4.1	Specimen Common Stock Certificate of Net Element International, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Company with the Commission on August 31, 2012)

4.2	Warrant Certificate of Cazador Acquisition Corporation Ltd. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

4.3	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others (incorporated by reference to Exhibit 10.5 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.4	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

10.2	Memorandum of Understanding, dated March 23, 2012, by and between Cazador Acquisition Corporation Ltd. and Cazador Sub-Holdings Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 30, 2012)

10.3	Lease Agreement, dated October 8, 2010, between Net Element, Inc. and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on March 1, 2012)

10.4	Amendment, dated November 16, 2011, between Net Element, Inc. and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on March 1, 2012)

i

10.5*	Second Amendment, dated September 28, 2012, between Net Element, Inc. and 1450 South Miami, LLC

10.6*	Third Amendment, dated October 31, 2012, between Net Element, Inc. and 1450 South Miami, LLC

10.7*	Fourth Amendment, dated November 30, 2012, between Net Element, Inc. and 1450 South Miami, LLC

10.8*	Fifth Amendment, dated December 31, 2012, between Net Element, Inc. and 1450 South Miami, LLC

10.9	Membership Interest Purchase Agreement (Motorsport) dated as of February 1, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.10	Amendment, dated as of January 10, 2012, among Motorsport, LLC, Tom Haapanen, Jack Durbin, Nancy Schilke and Eric Gilbert (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012)

10.11#	Letter Agreement, dated June 6, 2012, between Net Element, Inc. and Richard Lappenbusch, amending and restating the Offer Letter dated February 13, 2011 between Net Element, Inc. and Richard Lappenbusch (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on June 11, 2012)

10.12#	Separation Agreement and General Release, dated November 16, 2012, between Net Element International, Inc. and Richard Lappenbusch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 23, 2012)

10.13	Amended and Restated Guru Joint Venture Agreement, dated as of December 31, 2011, between Net Element, Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 30, 2012)

10.14	Limited Liability Company Operating Agreement of LegalGuru LLC, dated effective as of March 31, 2011, among LegalGuru LLC, Net Element, Inc. and Lobos Advisors, LLC (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on April 30, 2012)

10.15	Joint Venture Agreement, dated April 6, 2012, between Net Element, Inc. and Igor Yakovlevich Krutoy (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 12, 2012)

10.16	Promissory Note and Loan Agreement, dated May 14, 2012, between Enerfund, LLC and Net Element, Inc. (incorporated by reference to Exhibit 10.10 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Commission on May 15, 2012)

10.17	Loan Agreement, dated June 26, 2012, between Green Venture Group, LLC and OOO Net Element Russia (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 2, 2012)

10.18	Loan Agreement, dated July 4, 2012, between OOO Sat-Moscow and OOO Net Element Russia (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 10, 2012)

10.19	Credit Agreement, dated August 17, 2012, between Alpha-Bank and OOO TOT Money (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

ii

10.20	Agreement of Property Rights Pledge, dated August 17, 2012, between Alpha-Bank and OOO TOT Money (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.21	General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO TOT Money (including related supplementary agreements) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2012)

10.22*	Supplemental Agreements dated September 19, 2012, which amend the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO TOT Money

10.23#	Management and Consulting Services Agreement, dated October 24, 2012, between Bond Street Management LLC and Net Element International Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2012)

10.24	Agreement on transfer of rights and obligations, dated July 1, 2012, among Mobile Telesystems OJSC, OOO RM-Invest and OOO TOT Money, with respect to Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from this Agreement. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.25	Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (including material supplementary agreements related thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. D0811373 and certain of the material supplementary agreements related thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.26	Contract No. CPA-86, dated September 1, 2012, between OJSC Megafon and OOO TOT Money (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA-86. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.27	Contract No. 0382, dated September 20, 2012, between OJSC VimpelCom and OOO TOT Money (including Supplementary Agreement No. 1 thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. 0382 and Supplementary Agreement No. 1 thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.28	Loan Agreement, dated November 26, 2012, between Net Element International, Inc. and Infratont Equities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2012)

10.29	Term Sheet, dated March 8, 2013, between Unified Payments, LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.30	Loan Agreement, dated March 8, 2013, among Net Element International, Inc., Unified Payments, LLC, Oleg Firer and Georgia Notes 18 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

iii

10.31	Form of Secured Revolving Note made by Unified Payments, LLC and payable to Net Element International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.32	Non-Recourse Guaranty, dated March 8, 2013, by Oleg Firer and Georgia Notes 18 LLC for the benefit of Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.33	Pledge Agreement, dated March 8, 2013, among Oleg Firer, Georgia Notes 18 LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.34*	Loan Agreement, dated July 12, 2012, between OOO TOT Money and OOO RM Invest, as amended on July 30, 2012, August 17, 2012 and February 25, 2013

16.1	Letter regarding change in certifying accountant from Daszkal Bolton LLP to the Securities and Exchange Commission, dated November 21, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2012)

21.1*	List of Subsidiaries

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101**	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language), is furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2012 and 2011; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

____________________

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

iv