Form 10-Q
period 2013-03-31
Net Element International, Inc.
filed 2013-05-15
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-34887

Net Element International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0668024 (I.R.S. Employer Identification No.)

1450 S. Miami Avenue Miami, Florida (Address of principal executive offices)	33130 (Zip Code)

(305) 507-8808

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐   No  ☒

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 14, 2013 was 28,136,439.

Defined Terms

Net Element International, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to Net Element International, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

All amounts of shares and consideration for shares (including, without limitation, purchase prices, exercise prices and conversion prices) described in this Report for periods prior to October 2, 2012 (which was the closing date of the Company’s merger with Net Element, Inc.) have been adjusted to give effect to the conversion ratio for shares of Net Element, Inc. common stock that were cancelled and converted into shares of the Company’s common stock pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element, Inc. was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. For additional information regarding the Merger, see Note 4 of the accompanying notes to unaudited condensed consolidated financial statements.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors: the Company’s ability (or inability) to continue as a going concern, the willingness of the Company’s majority stockholder, Mike Zoi (including entities directly or indirectly controlled by Mr. Zoi), and/or other affiliates of the Company, to continue investing in the Company’s business to fund working capital requirements, the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed, the Company’s ability (or inability) to adequately address the material weaknesses in its internal control over financial reporting, development or acquisition of additional businesses, attracting and retaining competent management and other personnel, successful implementation of the Company’s business strategy, continued development and market acceptance of the Company’s technologies and products and services, protection of the Company’s intellectual property, and successful integration and promotion of any business developed or acquired by the Company. If these or other risks and uncertainties (including those described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the U.S. Securities and Exchange Commission (the “Commission”) and the Company’s subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements.

World Wide Web addresses contained in this report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

2

Net Element International, Inc.

Form 10-Q

For the Quarter Ended March 31, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET ELEMENT INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$2,029,588	$3,579,737
Restricted cash	-	2,056,821
Notes receivable (net)	557,372	6,088,934
Accounts receivable	11,905,562	10,863,577
Advances to aggregators (net)	8,128,762	4,777,033
Prepaid expenses and other assets	220,232	508,650
Total current assets	22,841,516	27,874,752
Property and equipment (net)	245,593	291,017
Intangible assets, net	211,856	212,865
Advances to Unified Payments	454,814	-
Other assets	49,030	-
Total assets	$23,802,809	$28,378,634

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$666,421	$569,900
Accrued expenses	934,140	925,966
Short term loans	8,513,311	9,400,164
Due to related parties (current portion)	323,993	338,374
Total current liabilities	10,437,865	11,234,404
Due to related parties (non-current portion)	60,693	135,693
Total liabilities	10,498,558	11,370,097

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 1,000,000 shares
authorized and no shares issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares
authorized and 28,136,439 and 28,303,659 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	2,813	2,830
Paid in capital	86,979,381	87,452,060
Accumulated other comprehensive income	250,260	276,333
Accumulated deficit	(73,450,286)	(70,216,456)
Noncontrolling interest	(477,917)	(506,230)
Total stockholders' equity	13,304,251	17,008,537
Total liabilities and stockholders' equity	$23,802,809	$28,378,634

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Quarter ended March 31,
	2013	2012 (As Restated)
Net revenues	$874,515	$74,810
Costs and expenses:
Cost of revenues	275,466	100,585
General and administrative (includes $0 and $2,661,772 of non cash
compensation for quarters ended March 31, 2013 and 2012, respectively	3,068,325	4,017,747
Provision for loan losses	406,585	-
Depreciation and amortization	43,075	68,663
Total costs and operating expenses	3,793,451	4,186,995
Loss from operations	(2,918,936)	(4,112,185)
Interest expense	(250,570)	(72,674)
Other expense	(80,541)	(411,225)
Loss before income tax provision	(3,250,047)	(4,596,084)
Income tax provision	-	-
Net loss from operations	(3,250,047)	(4,596,084)
Net loss attributable to the noncontrolling interest	16,216	72,088
Net loss	(3,233,831)	(4,523,996)
Foreign currency translation (loss) income	(26,073)	100
Comprehensive loss	$(3,259,904)	$(4,523,896)

Net loss per share - basic and diluted	$(0.11)	$(0.24)

Weighted average number of common shares outstanding - basic and diluted	28,224,893	18,819,814

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter ended March 31,
	2013	2012 (As Restated)
Cash flows from operating activities:
Net loss	$(3,233,831)	$(4,523,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	-	2,661,772
Non cash interest expense	-	2,859
Depreciation and amortization	43,075	68,663
Provision for loan losses	406,585	-
Non controlling interest	(16,216)	(72,088)
Loss attributable to investment in subsidiary	83,823	411,225
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates
Accounts receivable	(1,041,985)	346
Advances to aggregators	(3,758,314)	-
Prepaid expenses and other assets	200,096	(8,994)
Accounts payable	96,522	160,278
Accrued expenses	8,173	23,923
Total adjustments	(3,978,241)	3,247,984
Net cash used in operating activities	(7,212,072)	(1,276,012)
Cash flows from investing activities:
Collections from notes receivable	5,531,562	-
Cash Advanced to Unified Payments	(454,814)	-
Capitalized web development and patent costs	-	(168,738)
Change in fixed assets	3,357	(21,886)
Net cash used in investing activities	5,080,105	(190,624)
Cash flows from financing activities:
Repayments of short term loans	(886,854)	-
Change in restricted cash	2,056,821	-
Cash paid for share repurchases	(472,695)	-
Due to related parties	(14,381)	(46,492)
Contributed capital from non-controlling shareholders	-	2,140,000
Repayments to related parties	(75,000)	(75,000)
Net cash provided by financing activities	607,891	2,018,508
Effect of exchange rate changes on cash	(26,073)	100
Net (decrease) increase in cash	(1,550,149)	551,972
Cash at beginning of period	3,579,737	83,173
Cash at end of period	$2,029,588	$635,145
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$146,711	$-
Taxes	$196,425	$-
Non-cash investing and financing activities:
Contributed capital from JV partner	$-	$28,972

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On October 2, 2012, the Company completed a merger (the “Merger”) with Net Element, Inc., a Delaware corporation (“Net Element”), which was a company with businesses in the online media and mobile commerce payment processing markets. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador Acquisition Corporation Ltd.) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. Pursuant to the Merger, the Company issued 24,543,826 shares of its common stock to the former stockholders of Net Element, which shares amount to approximately 86.7% of the post-Merger issued and outstanding shares of common stock of the Company. Following the Merger, the Company’s business consists of the former business of Net Element. For financial reporting purposes, the Merger was accounted for as a recapitalization of Net Element and the financial statements reflect the historical financial information of Net Element. The assets and liabilities of the Company were recognized and measured in accordance with ASC Topic 805, Business Combinations. Therefore, for accounting purposes, the shares recorded as issued in the Merger are the 3,793,355 shares owned by Cazador shareholders prior to Merger. See Note 4 for additional information regarding the Merger.

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

On April 16, 2013, the Company entered into a Contribution Agreement with Unified Payments, LLC, a Delaware limited liability company (“Unified Payments”), TOT Group, Inc., a Delaware corporation (formerly known as TOT, Inc.), which is a direct subsidiary of the Company (“TOT Group”), Oleg Firer, individually, and Georgia Notes 18 LLC, a Florida limited liability company. Pursuant to the Contribution Agreement, on April 16, 2013, certain subsidiaries of TOT Group, which were formed for the purpose of effectuating the transactions contemplated by the Contribution Agreement, acquired substantially all of the business assets of Unified Payments. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. For additional information, see Note 18.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Commission for reporting on Form 10-Q.  Accordingly, certain information and footnotes required for complete financial statements are not included herein.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.  These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s financial statements for the year ended December 31, 2012.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be reported for any particular quarterly period or the year ending December 31, 2013.  It is recommended that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of expenses for the period presented. Actual results could differ from those estimates.

Cash

We maintain our U.S. Dollar-denominated cash in several non-interest bearing bank deposit accounts.  All non-interest bearing transaction accounts are fully insured at all FDIC insured institutions up to $250,000.  Our bank balances did not exceed FDIC limits at March 31, 2013 and December 31, 2012.

The Company had approximately $1.8 million and $315,000 in un-insured Russian bank accounts as of March 31, 2013 and December 31, 2012, respectively.

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

Our revenues for the quarters ended March 31, 2013 and 2012 are principally derived from the following sources:

Service Fees. Service fees are generated primarily from TOT Money’s payment processing and from A&R Music Live, LLC where emerging artists pay industry professionals to review, critique and suggest improvements of music submitted on-line for evaluation. A&R Music Live, LLC operations were discontinued on January 31, 2013 and management believes these operations are not significant to the financial statements. Accordingly, the Company did not present these results as discontinued operations for the quarter ended March 31, 2013.

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

Net Loss Per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At March 31,2013 and December 31, 2012, the Company had 8,938,900 warrants issued and outstanding that are anti-dilutive in effect.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. No impairment losses were recorded during the quarters ended March 31, 2013 or 2012.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions at March 31, 2013 and December 31, 2012. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years which remain subject to examination as of March 31, 2013.

Reclassification

Certain balances for the quarter ended March 31, 2012 have been reclassified to conform to the March 31, 2013 presentation.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income (loss) by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This guidance was effective on a prospective basis for the annual and interim reporting periods for the Company beginning January 1, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The following condensed balance sheet as of December 31, 2012, which has been derived from audited financial statements, and unaudited interim condensed financial statements of the Company have been prepared in accordance with U.S. GAAP. These consolidated financial statements include two reportable segments, as disclosed in Note 16.

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

•	Openfilm is the parent company of Openfilm, Inc., Openfilm Studios, LLC and Zivos, LLC (Ukraine)

•	Netlab is the parent company of Tech Solutions LTD

•	Splinex is the parent company of IT Solutions LTD

•	Music1 is the parent company of A&R Music Live, LLC (“A&R Music Live”)(Operations discontinued January 31, 2013)

•	Motorsport is the parent company of Motorsport.com, Inc.

•	Net Element Russia is the parent company of OOO TOT Money (“TOT Money”), OOO TOT Group, OOO Music1, and Ya-Talant.

The amounts of shares and consideration for shares (including purchase prices, exercise prices and conversion prices) described in the Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2012, which is the period prior to October 2, 2012 (which was the closing date of the Company’s merger with Net Element), have been adjusted to give effect to the conversion ratio for shares of Net Element common stock that were cancelled and converted into shares of the Company’s common stock pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. See Note 4 for additional information regarding the Merger.

All material intercompany accounts and transactions have been eliminated in this consolidation.

NOTE 3. GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had negative cash flows from operating activities of $7.2 million for the quarter ended March 31, 2013, an accumulated deficit of $73.4 million at March 31, 2013 and working capital of $12.4 million at March 31, 2013. The Company’s current assets at March 31, 2013 included $20.6 million of receivables (consisting of $0.6 million of net notes receivable, $11.9 million of accounts receivable and $8.1 million of receivables from advances to aggregators). These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company plans to increasingly generate most of its revenues from the payment processing operations of its subsidiary TOT Group. Failure to successfully continue developing the Company’s payment processing operations and maintain contracts with merchants, mobile phone carriers and content providers to use TOT Group’s services, or failure to expand the Company’s base of advertisers or generate and maintain high quality content on its websites, could harm the Company’s revenue prospects. The Company faces all of the risks inherent in a new business, including management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing its technologies, Internet websites and operations.

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

NOTE 4. MERGER TRANSACTION

On October 2, 2012, the Company completed its Merger with Net Element, Inc. and the various transactions contemplated by the Merger Agreement dated June 12, 2012. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador Acquisition Corporation Ltd.) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. All shares of common stock and stock options in the 2012 and 2011 financial statements as of March 31, 2013 and December 31, 2012 and for the quarters ended March 31, 2013 and 2012 have been converted based on the 1/40 ratio.The Merger was structured to qualify as a tax-free reorganization.

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

NOTE 5. NOTES RECEIVABLE

As of March 31, 2013 and December 31, 2012, the Company had net notes receivable of $557,372 and $6,088,934 as follows:

	March 31, 2013	December 31, 2012
RM Invest	$257,372	$5,188,934
Infratont Equities, Inc.	1,191,475	1,791,475
Less: Allowance for loan losses	(891,475)	(891,475)
Total note receivable, net	$557,372	$6,088,934

On July 12, 2012, the Company’s Russian subsidiary, TOT Money, entered into a loan agreement pursuant to which it agreed to loan RM Invest up to a maximum of 200 million Russian rubles (approximately $7.0 million in U.S. dollars). The interest rate on the loan is 10% from the date of advance to the date of scheduled repayment on October 31, 2012. TOT Money would earn interest income on this loan at approximately a 40% annual rate if the loan was repaid timely given interest earned was 10% of the outstanding balance with a term of approximately three months. On August 16, 2012, the loan was increased to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). As of March 31, 2013, the outstanding principal loan balance and accrued interest was 8.0 million rubles (approximately $257,372 in U.S. dollars) and the loan balance was fully satisfied in April 2013. The original stated maturity date of the loan was October 31, 2012 and on February 25, 2013 the Company renegotiated the loan with RM Invest and extended the maturity date until October 1, 2013 with no further interest to be charged. RM Invest is a payment processing business operating in Russia whose payment processing systems are currently being used by TOT Money. RM Invest is 20% owned by TOT Money’s general director, Tcahai Hairullaevich Katcaev.

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

As of March 31, 2013, the Company has a reserve for loan losses of approximately $900,000 relating to the Infratont loan and a corresponding charge to the provision for loan losses. The Company was not able to review the financial information or the collateral value of the borrower and, as a result, the Company decided to reserve the majority of the outstanding balance of the loan.

NOTE 6. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from Russian mobile operators. The cycle of business begins with TOT Money advancing funds to aggregators based on projected processing volumes. Aggregators then provide transactions to TOT Money for processing and billing to the mobile operators TOT Money has contracts with. The mobile operator contracts and associated receivables are with the three largest mobile telecommunications companies in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom. The Company does not reserve for these accounts receivable given our payment history with each mobile operator and the size of each mobile operator company. The collection cycle with mobile operators is approximately 45 days. Advances to aggregators are repaid with new business and TOT Money then re-advances to aggregators of content providers for expected new business. In this way, advances are continually rolling over and the outstanding balance per aggregator should approximate, at any point in time, one month of business volume that TOT Money expects the aggregator will provide going forward.

As of March 31, 2013, the Company had accounts receivables and advances to aggregators of approximately $11.9 million and $8.1 million (net of reserve of approximately $1 million), respectively. The Company subsequently collected the majority of amounts due from mobile operators. Due to limited experience with advances to aggregators, a loan loss provision of approximately 10% of the outstanding balance is maintained against advances to aggregators, since the Company was unable to obtain financial information from the aggregators to perform a full credit review. A loan loss provision charge of $406,585 was recorded for the quarter ended March 31, 2013 to maintain the 10% loss reserve. The total loss provision for advances to aggregators at March 31, 2013 is $956,585.

As of December 31, 2012, the Company had accounts receivables and advances to aggregators of approximately $10.9 million and $4.8 million (net of reserve of approximately $550,000), respectively.

NOTE 7. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	March 31, 2013	December 31, 2012
Furniture and equipment	3 - 5	$315,192	$325,522
Computers	2 - 5	312,771	312,771
Leasehold improvements*		19,956	19,956
Total		647,919	658,249

Less: Accumulated depreciation and amortization		(402,326)	(367,232)

Total fixed assets, net		$245,593	$291,017

* Leasehold improvements are amortized over the shorter of the economic useful life or the lease term.

Depreciation and amortization expense was $43,075 and $68,663 for the quarters ended March 31, 2013 and 2012, respectively.

NOTE 8.  INTANGIBLE ASSETS

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

At March 31, 2013 and December 31, 2012, the Company had $211,856 and $212,865 in capitalized web development costs and intangible assets, respectively. The following table presents the components and activity for capitalized web development costs and intangible assets at March 31, 2013:

	Domain Name	Capitalized Patent Cost	Other	Total
Balance at January 1, 2013	$173,750	$37,920	$1,195	$212,865
Amortization	-	(1,009)	-	(1,009)
Balance at March 31, 2013	$173,750	$36,911	$1,195	$211,856

At December 31, 2012, the Company had $212,865 in capitalized web development costs and intangible assets. This amount was primarily comprised of $173,750 in capitalized domain names and $37,920 in capitalized patent applications/trademarks. For the three months ended March 31, 2012, the Company amortized $1,009 in patent/trademark costs, $12,500 in customer list, $2,500 in content and $26,510 in capitalized website development.

The following table presents the estimated aggregate amortization expense of other intangible assets for the next five years:

2013	$4,219
2014	4,032
2015	4,032
2016	4,032
2017	4,032
Total	$20,347

NOTE 9. SHORT TERM LOANS

As of March 31, 2013, the Company had approximately $8.5 million in short term loans under a short term factoring agreement with Alfa-Bank that was entered by the Company’s Russian subsidiary, TOT Money, on September 28, 2012. As of December 31, 2012, the Company had approximately $9.4 million in short term loans which consists of: (i) $7.6 million under a factoring agreement with Alfa-Bank that was entered by the Company’s Russian subsidiary, TOT Money, on September 28, 2012 and (ii) $1.8 million under a credit agreement with Alfa-Bank that was entered by the Company’s Russian subsidiary TOT Money on August 17, 2012.

As stated above, on September 28, 2012, the Company’s Russian subsidiary, TOT Money, entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended, TOT Money has assigned to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 400 million Russian rubles (approximately $12.9 million in U.S. dollars) provided by Alfa-Bank to TOT Money. The amount loaned by Alfa-Bank pursuant to the agreement with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the agreement, Alfa-Bank is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. The term of the agreement is from September 28, 2012 until December 5, 2013. Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 in U.S. dollars) per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% annually of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the Agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is Chairman of the Board of Directors of the Company.

In addition, on August 17, 2012, the Company’s Russian subsidiary, TOT Money, entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate varies based on the amount borrowed. Any amount borrowed is secured 100% by restricted cash of the Company. Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 21, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev.

On February 13, 2013, the Alfa Bank Credit Agreement had a loan balance of 53,900,000 rubles (approximately $1.8 million in U.S. dollars) secured by 55,000,000 rubles (approximately $1.8 million in U.S. dollars) in restricted cash. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. The balance of this loan was $0 and $1.8 million at March 31, 2013 and December 31, 2012, respectively.

NOTE 10. ACCRUED EXPENSES

At March 31, 2013 and December 31, 2012, accrued expenses amounted to $934,140 and $925,966, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Accrued professional fees	$534,273	$470,382
Promotional expense	49,922	221,311
Accrued interest	38,606	39,421
Accrued payroll	163,364	52,760
Other accrued expenses	147,975	142,092
	$934,140	$925,966

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

We lease approximately 6,500 square feet of office space in Miami, Florida at annual rent of $201,695.  Beginning in January 2013, Enerfund, LLC, which is wholly-owned by our director and majority stockholder, Mike Zoi, uses part of this office space and pays a pro-rata amount of the rent in an amount equal to $8,500 per month (or $102,000 per year).  The current lease term expires May 31, 2013.  Our corporate headquarters and the operations of our online media products (websites and mobile applications) are conducted at this location.  The Company is planning to relocate to Unified Payments’ office upon the expiration of this lease.

The Company also leases office space in Russia and the Ukraine. Total rent expense for these leases was $73,730 and $22,260 for the quarter ended March 31, 2013 and 2012, respectively. Future minimum lease payments are $95,697 for 2013 and $28,000 for 2014, respectively.

On January 2, 2013, the Company entered into an employment agreement with Timothy Greenfield whereby Mr. Greenfield is employed as President – Mobile Commerce & Payment Processing. Mr. Greenfield’s annual salary is $235,000 and he received a $25,000 signing bonus. Mr. Greenfield is entitled to other benefits including a discretionary bonus, vacation/personal days and participation in the Company’s benefit plan for health insurance. Mr. Greenfield is entitled to a one-time payment of $100,000 if his at-will employment is terminated for other than cause.

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

NOTE 12. RELATED PARTY TRANSACTIONS

As of March 31, 2013, the Company had $384,686 due to related parties, consisting primarily of $264,802 of which is due to Green Venture Group, LLC, an entity controlled by Mike Zoi, who owns a majority of the Company’s outstanding stock, and approximately $120,000 due to former minority owner of A&R Music Live, LLC.

Pursuant to an agreement dated January 31, 2013, the Company ceased all operations of A&R Music Live, LLC and terminated the employment of Stephen Strother (the founder and former President of Music1, LLC) as of January 31, 2013, with agreement to pay him $150,000 over the next twelve months and to transfer and assign to him the Company’s 97% interest in A&R Music Live, LLC, the internet domain name www.arlive.com and related intellectual property rights (which transfers and assignments were completed on February 8, 2013). As of February 8, 2013, Mr. Strother owned a 100% interest in and operates A&R Music Live, LLC. The Company retained ownership of and rights to www.music1.com and www.music1.ru. The Company recorded a charge of approximately $84,000 to reflect the loss on disposition of business during the quarter ended March 31, 2013, which is reflected in other expense in the accompanying statements of operations.

NOTE 13. STOCKHOLDERS’ EQUITY

Subscription Agreements

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

The corresponding shares of common stock, cash paid and compensation charge related to these agreements during the quarter ended March, 31 2012 is as follows:

Name	Shares	Cash	Compensation Charge
Felix Vulis	16,667	$100,000	$806,667
Kenges Rakishev	333,333	$2,000,000	$1,333,333

Other

During December 2012, the Company’s Board of Directors authorized, and the Company announced on December 10, 2012, a plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. For the quarter ended March 31, 2013, the Company repurchased 167,220 shares of its common stock for $472,696 or an average of $2.83 per share including 137,207 shares that were repurchased by the Company in a private transaction outside the parameter of the publicly announced repurchase plan (also see Note 18).

NOTE 14. WARRANTS, STOCK OPTIONS AND STOCK BASED COMPENSATION

Warrants

On January 22, 2013, the Company filed a post-effective amendment on Form S-3 to its registration statement on Form S-4 (File No. 333-182076), as subsequently amended on February 12, 2013 and April 26, 2013, in order to register the issuance and sale by the Company of up to 4,600,000 shares of common stock upon the exercise of warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) in connection with its initial public offering, which warrants became exercisable upon the consummation of the transactions contemplated by the Merger Agreement between the Company and Net Element dated as of June 12, 2012. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. As of May 14, 2013, that post-effective amendment has not been declared effective by the Securities and Exchange Commission.

On February 12, 2013, the Company filed a registration statement on Form S-3 (File No. 333-186621), as subsequently amended on April 26, 2013, in order to register (i) the resale from time to time by the selling security holders identified therein of up to 4,340,000 warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) to Cazador Sub Holdings Ltd. in connection with a private placement prior to the Company’s initial public offering and that became exercisable beginning on April 2, 2013, and (ii) the issuance and sale by the Company of up to 4,340,000 shares of common stock upon exercise of such warrants. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. As of May 14, 2013, that registration statement has not been declared effective by the Securities and Exchange Commission. Of the 4,340,000 warrants issued, Francesco Piovanetti (the former Chief Executive Officer and a former director of the Company) and David P. Kelley II (a current director of the Company) own 3,609,631 and 14,000 warrants, respectively, to purchase an aggregate of 3,623,631 shares of the Company’s common stock.

At March 31, 2013, the Company had 8,938,900 warrants outstanding (as a result of 1,100 warrants exercised during 2012) with a weighted average exercise price of $7.50 and a weighted average contract term of 4.51 years.

The table below summarizes the Company’s outstanding warrants at March 31, 2012. On October 2, 2012, the Enerfund and TGR Capital warrants were exercised in connection with the Company’s merger with Net Element (see Note 4). Felix Vulis’ warrants were cancelled on October 2, 2012 pursuant to the Company’s merger agreement with Net Element.

	# Warrants Granted	Wtd. Avge Exercise Price	Wtd. Avge Contract Term
Enerfund, LLC and TGR Capital, LLC	5,000,000	$2.00	3.31 years
Felix Vulis	16,667	$10.00	2.92 years
Felix Vulis	16,667	$20.00	2.92 years
Felix Vulis	16,667	$40.00	2.92 years

Stock Options

At March 31, 2012, Net Element had two incentive plans, as described below:

▪	2004 Stock Option Plan

▪	2011 Equity Compensation Plan

At March 31, 2013, the Company had no incentive plans.

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

On March 31, 2012, Net Element issued five-year stock options to purchase shares of common stock of Net Element to employees taking salary reductions for the first quarter of 2012.  These options were immediately vested upon issuance. Accordingly, the Company recorded a compensation charge for $95,899, using a Black-Scholes model for the issuance of 550,340 fully vested options.

At March 31, 2012, Net Element had options to purchase 228,106 shares of common stock outstanding under its stock option plans, of which options to purchase 181,422 shares of common stock are vested, with a weighted average exercise price of $6.00 per share and with a remaining weighted average contractual term of 5.82 years. We also had warrants to purchase 5,000,000 shares of common stock outstanding at March 31, 2012 with a strike price of $2.00 per share and a remaining contractual term of 3.31 years and warrants to purchase an addition 1,181,818 shares upon conversion of notes pursuant to Subscription Agreements with TGR Energy and Enerfund, LLC.

At March 31, 2012, Net Element had outstanding options to purchase 130,929 shares of common stock under its 2011 Equity Incentive Plan, of which options to purchase 130,929 shares of common stock are vested, with a weighted average exercise price of $6.40 per share and with a remaining weighted average contractual term of 4.70 years.

Additionally, at March 31, 2012, Net Element had outstanding options to purchase 97,178 shares of common stock under its 2004 Stock Option Plan, of which options to purchase 50,494 shares of common stock are vested, with a weighted average exercise price of $5.60 per share and with a remaining weighted average contractual term of 7.33 years.

The Company has no outstanding stock options as of March 31, 2013. On October 2, 2012, the vesting of all Net Element options accelerated due to the merger (see Note 4) and all options were converted to common stock.

Stock Based Compensation

On January 26, 2012, Net Element entered into an Advisory Board Agreement with Michael Waltrip for a term of two years. Mr. Waltrip will help develop the Company’s motorsport business by participating in Motorsport Advisory Board meetings and attending industry functions to help promote Motorsport.com. For his service, Mr. Waltrip was granted 11,500 shares of common stock and the Company recorded a charge of $7,667 in non-cash compensation expense under the agreement for the quarter ended March 31, 2012. The total charge for this grant ($92,000) was to be amortized over three years based on the fair value of the stock provided on the date of grant but the amortization was accelerated and the full charge was taken in October 2012 in connection with the Company’s merger with Net Element.

Motorsport.com appointed Pietro Da Cruz, a junior Nascar race car driver and grandson of the Chairman of Motorsport.com, to its Advisory Board. On March 26, 2012, Net Element’s Board of Directors approved the issuance of stock options to purchase 12,500 shares of common stock as part of an Advisory Agreement. Additionally, Motorsport.com entered into a Consulting Agreement with Dan Goodstadt, an advisor to Emerson Fittipaldi, Motorsport.com’s Chairman, pursuant to which the Board of Directors of Net Element approved the issuance of stock options to purchase 25,000 shares of common stock. The Company’s compensation charge for these grants was $375,000 for the quarter ended March 31, 2012.

NOTE 15. INCOME TAXES

There was no U.S. or foreign current or deferred income tax provision for the quarters ended March 31, 2013 and 2012.

As of March 31, 2013 and December 31, 2012, the Company has a full valuation on its net deferred tax assets. The Company’s net deferred tax assets are primarily composed of net operating loss carryforwards (“NOLs”). These NOLs total approximately $27.0 million and $25.0 million for federal, approximately $15.2 million and $13.2 million for state, and approximately $2.6 million and $1.5 million for foreign as of March 31, 2013 and December 31, 2012, respectively. Federal and state NOLs could be subject to limitations if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

In order to fully utilize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years to utilize its NOLs prior to their expiration. ASC Topic 740, “Income Taxes”, requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation, the Company has concluded that based on the weight of available evidence, it is not more likely than not that the Company will realize any of the benefit of its net deferred tax assets. Accordingly, as of March 31, 2013, the Company maintained a full valuation allowance totaling approximately $10.5 million.

NOTE 16. SEGMENT INFORMATION

As described in Note 1, the Company has two reportable segments: mobile commerce and payment processing for electronic commerce, and entertainment and culture Internet destinations. The Company determines the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The principal revenue stream for each of these segments varies according to its principal activities. During the quarter ended March 31, 2013, the principal revenue stream for both mobile commerce and payment processing for electronic commerce and entertainment and culture Internet destinations came from services fees.

During the quarter ended March 31, 2012, the Company had only one reportable business segment: entertainment and culture Internet destinations. The principal revenue stream for entertainment and culture Internet destinations came from services fees.

The accounting policies of the individual transactions in the reportable segments are the same as those of the Company, as described in Note 1. Transactions between reportable segments are primarily conducted at market rates, resulting in segment profits or expenses that are eliminated for reporting consolidated results. A general overview of each reportable segment is provided below.

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

The following tables present financial information of the Company’s reportable segments for the quarters ended March 31, 2013 and 2012. The “eliminations” column includes all intercompany eliminations for consolidated purposes.

		For the quarter ended March 31, 2013
Description	Mobile Commerce Payment Processing Services	Online Businesses	Eliminations	Totals
Net revenues	$868,151	$6,364	$-	$874,515
Cost of revenues	(264,504)	(10,962)	-	(275,466)
General and administrative	(229,199)	(2,839,126)	-	(3,068,325)
Allocations	(125,074)	125,074	-	-
Provision for loan losses	(406,585)	-	-	(406,585)
Depreciation and amortization	-	(43,075)	-	(43,075)
Interest expense	(145,666)	(104,904)	-	(250,570)
Intercompany interest income (expense)	(253,758)	253,758	-	-
Other expense	-	(80,541)	-	(80,541)
Income tax provision	-	-	-	-
Non-controlling interest	(660)	16,876	-	16,216
Net Loss	$(557,295)	$(2,676,536)	$-	$(3,233,831)
Assets	$21,582,901	$2,219,908	$-	$23,802,809
Short Term Loans	$8,513,311	$-	$-	$8,513,311

		For the quarter ended March 31, 2012
Description	Mobile Commerce Payment Processing Services	Online Businesses	Eliminations	Totals
Net revenues	$-	$74,810	$-	$74,810
Cost of revenues	-	(100,585)	-	(100,585)
General and administrative	-	(4,017,747)	-	(4,017,747)
Allocations	-	-	-	-
Depreciation and amortization	-	(68,663)	-	(68,663)
Interest income (expense)	-	(72,674)	-	(72,674)
Other Income (expense)	-	(411,225)	-	(411,225)
Non-controlling interest	-	72,088	-	72,088
Net Loss	$-	$(4,523,996)	$-	$(4,523,996)

NOTE 17. RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2012, adjustments were made to the Company’s equity accounting for certain first quarter 2012 transactions. The effects of these adjustments were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission. The financial statements for the quarter ended March 31, 2012 has been restated to include the effects of these adjustments. The following details the effects of the changes on the statement of operations and comprehensive loss and statement of cash flows for the quarter ended March 31, 2012:

	Three Months Ended March 31, 2012	Adjustment	Three Months Ended March 31, 2012 (As Restated)

Net Revenues	$74,810	$-	$74,810

Operating Expenses
Cost of revenues	100,585	-	100,585
Business development	185,519	-	185,519
General and administrative	1,641,516	2,140,001	3,781,517
Product development	50,711	-	50,711
Depreciation and amortization	68,663	-	68,663
Total operating expenses	2,046,994	2,140,001	4,186,995
Loss from operations	(1,972,184)	(2,140,001)	(4,112,185)

Non-operating expense
Interest income (expense)	(72,674)	-	(72,674)
Other income (expense)	(411,225)	-	(411,225)
Loss before income tax provision	(2,456,083)	(2,140,001)	(4,596,084)
Income tax provision	-	-	-
Net Loss from operations	(2,456,083)	(2,140,001)	(4,596,084)
Net loss attributable to
the noncontrolling interest	72,088	-	72,088
Net loss	$(2,383,995)	$(2,140,001)	$(4,523,996)

Other comprehensive income
Foreign currency translation gain	100	-	100
Comprehensive loss	$(2,383,895)	$(2,140,001)	$(4,523,896)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares
outstanding - basic and diluted	752,792,562	752,792,562	752,792,562

The adjustment of $2,140,001 is comprised of $1,333,334 in non-cash compensation expense related to a subscription agreement entered into with one of our current directors, Kenges Rakishev, pursuant to which shares of common stock were sold to Mr. Rakishev below the market price at the time of sale and $806,667 in non-cash compensation expense related to a subscription agreement entered into with one of our current directors, Felix Vulis, pursuant to which shares of common stock and warrants were sold to Mr. Vulis below the market price at the time of sale.

			Three Months
	Three Months		Ended
	Ended		3/31/2012
	March 31, 2012	Adjustment	(As Restated)
Cash flows from operating activities:
Net loss	$(2,383,995)	$(2,140,001)	$(4,523,996)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss attributable to Investment in Subsidiary	411,225	-	411,225
Decrease in noncontrolling interests	(72,088)	-	(72,088)
Loan discount interest expense	2,859	-	2,859
Depreciation and amortization	68,663	-	68,663
Non-cash compensation	521,771	2,140,001	2,661,772

Changes in assets and liabilities, net of acquisitions
and the effect of consolidation of equity affiliates:
Prepaid expenses and other assets	(8,994)	-	(8,994)
Contract receivable, net	346	-	346
Accounts payable	160,278	-	160,278
Accrued expenses	23,923	-	23,923
Total adjustments	1,107,983	2,140,001	3,247,984
Net cash used in operating activities	(1,276,012)	-	(1,276,012)

Cash flows from investing activities
Capitalized web development and patent costs	(168,738)	-	(168,738)
Purchase of fixed assets	(21,886)	-	(21,886)
Net cash used in investing activities	(190,624)	-	(190,624)

Cash flows from financing activities:
Due from related parties	(46,492)	-	(46,492)
Contributed capital from non-controlling equity investors	2,140,000	-	2,140,000
Payments on related party note	(75,000)	-	(75,000)
Net cash provided by financing activities	2,018,508	-	2,018,508

Effect of exchange rate changes on cash	100	-	100
Net increase (decrease) in cash	551,972	-	551,972

Cash at beginning of period	83,173	-	83,173
Cash at end of period	$635,145	$-	$635,145

NOTE 18. SUBSEQUENT EVENTS

On April 16, 2013, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Unified Payments, LLC, a Delaware limited liability company (“Unified Payments”), TOT Group, Inc., a Delaware corporation (formerly known as TOT, Inc.), which is a direct subsidiary of the Company (“TOT Group”), Oleg Firer, individually, and Georgia Notes 18 LLC, a Florida limited liability company. Pursuant to the Contribution Agreement, on April 16, 2013, certain subsidiaries of TOT Group, which were formed for the purpose of effectuating the transactions contemplated by the Contribution Agreement, acquired substantially all of the business assets of Unified Payments. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. As consideration for Unified Payments’ and its subsidiaries’ contribution of their assets to TOT Group subsidiaries, (a) the Company agreed to contribute to a subsidiary of TOT Group 70% of the equity interests in the Company’s subsidiary, OOO TOT Money (through which the Company operates its mobile commerce payment processing business); (b) TOT Group issued to Unified Payments 10% of TOT Group’s issued and outstanding common stock; and (c) TOT Group assumed the following liabilities of Unified Payments and its subsidiaries: (i) Unified Payments’ long-term indebtedness, including liabilities related to the outstanding preferred membership interest in Unified Payments, the net amount of which was approximately $23.4 million as of March 31, 2013; (ii) all other liabilities of Unified Payments and its subsidiaries reflected or reserved against on Unified Payments’ balance sheet as of the closing date, except that bonus, deferred and other compensation obligations will be payable only from available cash of TOT Group from its future net profits, if any (these other liabilities that were assumed total approximately $1.2 million, including approximately $900,000 of compensation obligations); (iii) all obligations of Unified Payments and its subsidiaries under real property leases arising and to be performed on or after the closing date; (iv) all obligations of Unified Payments and its subsidiaries under personal property leases arising and to be performed on or after the closing date, except that no lease obligations were assumed relating to any vehicles other than one car lease that expires on August 4, 2013; and (v) all obligations of Unified Payments and its subsidiaries under other contracts and governmental licenses and permits arising and to be performed on or after the closing date.

Subsequent to March 31, 2013, the Company continued its stock buy-back program and repurchased 2,162 shares through May 14, 2013 for approximately $6,513. The Company still has approximately $1,910,574 approved under the buyback program to repurchase shares.

On May 10, 2013, the Company entered into a new lease agreement, which is dated as of May 1, 2013, for approximately 5,200 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The Company plans to move its corporate headquarters and principal executive office to this location at the end of May 2013. The term of the lease agreement is from May 1, 2013 through December 31, 2016, with monthly rent at the rates of $16,800 per month (or $134,400 for the initial eight-month period) for the period from May 1, 2013 through December 31, 2013, $17,640 per month (or $211,680 per year) for the period from January 1, 2014 through December 31, 2014, $18,522 per month (or $222,264 per year) for the period from January 1, 2015 through December 31, 2015 and $19,448.10 per month (or $233,377.20 per year) for the period from January 1, 2016 through December 31, 2016.

On May 14, 2013, the Company executed and delivered to K 1 Holding Limited (“K1 Holding”) a promissory note, dated May 13, 2013, in the principal amount of $2 million, in connection with a loan in such amount made by K1 Holding to the Company. Proceeds from the loan are required to be used for general business purposes of the Company. Amounts payable by the Company pursuant to the promissory note do not accrue interest. The outstanding principal balance of the promissory note is required to be repaid no later than May 14, 2015 and may be prepaid in whole or in part at any time without penalty or charge. The unpaid principal balance of the promissory note will become immediately due and payable by the Company upon certain events of default, including in certain circumstances if the Company or its property becomes the subject of certain voluntary or involuntary bankruptcy or insolvency proceedings or if the Company fails to timely pay principal under the promissory note and such failure continues for five business days. K1 Holding is an affiliate of Igor Yakovlevich Krutoy. Mr. Krutoy, through K1 Holding, owns a 33% interest in the Company’s subsidiary OOO Music1.

Pursuant to a letter agreement dated May 13, 2013 among TGR Capital, LLC, the Company and K1 Holding, as a condition to K1 Holding making the foregoing loan to the Company and K1 Holding entering into an agreement to provide certain business development consulting services to the Company, (i) the Company agreed to issue to K1 Holding a number of restricted shares of common stock of the Company equal to 2% of the total issued and outstanding shares of common stock of the Company at the time of issuance (the “New Issuance”) and (ii) TGR Capital, LLC agreed to transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring joint K1 Holding’s and Mr. Krutoy’s aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer (the “TGR Transfer”). The issuance and transfer, as applicable, of the shares of common stock pursuant to the New Issuance and the TGR Transfer are subject to prior approval by the Company’s stockholders at the Company’s 2013 annual stockholders meeting, which has not yet been scheduled. TGR Capital, LLC is an affiliate of the Company’s director and majority stockholder, Mike Zoi.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of this Report.

Overview; Recent Developments

We have two reportable business segments, consisting of (i) mobile commerce and payment processing for electronic commerce, and (ii) entertainment and culture Internet destinations. During the quarter ended March 31, 2012, we had only one reportable business segment: entertainment and culture Internet destinations.

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

On April 16, 2013, we entered into a Contribution Agreement with Unified Payments, LLC, a Delaware limited liability company (“Unified Payments”), TOT Group, Inc., a Delaware corporation (formerly known as TOT, Inc.), which is a direct subsidiary of the Company (“TOT Group”), Oleg Firer, individually, and Georgia Notes 18 LLC, a Florida limited liability company. Pursuant to the Contribution Agreement, on April 16, 2013, certain subsidiaries of TOT Group, which were formed for the purpose of effectuating the transactions contemplated by the Contribution Agreement, acquired substantially all of the business assets of Unified Payments. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. For additional information, see Note 18 to the accompanying notes to unaudited condensed consolidated financial statements.

In addition to our payment processing operations, we continue to pursue a strategy to develop and acquire technology and applications for use in the online media industry. In furtherance of this strategy, we acquired Openfilm, LLC on December 14, 2010 and Motorsport, LLC and Music1, LLC on February 1, 2011. On February 8, 2013, in connection with our termination of Music1’s employment of Stephen Strother, we transferred and assigned to Mr. Strother our 97% interest in A&R Music Live, LLC, the internet domain name www.arlive.com and related intellectual property rights.

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

Since our inception, we have not generated significant revenues, and we have incurred significant operating losses (for additional information, see “Liquidity and Capital Resources” below). If we fail to maintain our relationships with merchants, mobile phone providers, content providers, lenders and other business partners, or fail to expand our base of advertisers or generate and maintain high quality content on our websites, it could harm our prospects. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing our technologies, Internet websites and applications and our operations.

Results of Operations for the Quarters Ended March 31, 2013 and 2012

We reported a net loss of  $3,233,831, or $(0.11) per share for the quarter ended March 31, 2013 versus a net loss of $4,523,996 (as restated), or $(0.24) per share, for the quarter ended March 31, 2012.  Basic and diluted weighted average shares outstanding were 28,224,893 and 18,819,814 for the quarters ended March 31, 2013 and 2012, respectively.

Net revenues consist of payment processing fees, advertising fees, license fees and membership fees.  Net revenues for the quarter ended March 31, 2013 were $874,515, of which $868,401 were payment processing fees from our subsidiary TOT Money in Russia. Additionally, we earned $1,331 from Openfilm and $4,783 from Motorsport web businesses. Net revenues for the quarter ended March 31, 2012 were $74,810, which were primarily comprised of fees generated by our subsidiaries Music1 ($34,031), Motorsport ($31,960) and Openfilm ($8,238). Music1 revenues are primarily services fees while Motorsport revenues are primarily advertising revenue. As of February 8, 2013, A&R Music Live is no longer owned by Music1, so our results of operations in future periods will no longer include service fees generated by A&R Music Live. Openfilm revenues are a mix of license fees, advertising and subscription fees. The increase in net revenues in the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 is primarily a result of the launch of our mobile commerce payment processing operations in Russia during the third quarter of 2012 through TOT Money. Our results of operations for the quarter ended March 31, 2012 include only the operations of our online media products (websites and mobile applications).

Operating expenses totaled $3,793,451 for the quarter ended March 31, 2013 versus $4,186,995 for the quarter ended March 31, 2012. Most of total operating expenses in each of such periods consisted of general and administrative expenses. For the quarter ended March 31, 2013, general and administrative expenses were $3,068,325, or 80.9% of total operating expenses during that period. For the quarter ended March 31, 2012, general and administrative expenses were $4,017,747 (as restated), or 96.0% of total operating expenses during that period. The components of our general and administrative expenses are discussed below.

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, content acquired and created and certain payroll expense that is directly related to revenue creation. Cost of revenues for the quarter ended March 31, 2013 was $275,466 as compared to $100,585 for the three months ended March 31, 2012, which represents an increase of $174,881, or 173.9%. The increase in cost of revenues is primarily due to $264,504 in cost of revenues from TOT Money (which first began operations in the third quarter of 2012) for the purchase of short numbers to facilitate creation of payment processing revenues, partially offset by a $89,623 decline in cost of revenues in Motorsport, Openfilm and other web properties due to decreased revenues. The following table details our cost of revenues by entity or web property for the quarters ended March 31, 2013 and 2012.

			Variance
	Qtr End	Qtr Ended	Increase /
Entity or Web Property	3/31/2013	3/31/2012	(Decrease)
OOO TOT Money	$264,504	$-	$264,504
Yapik	250	736	(486)
LegalGuru	130	-	130
Openfilm	(16,000)	23,172	(39,172)
Motorsport	15,789	60,106	(44,317)
Music1	10,793	16,571	(5,778)
	$275,466	$100,585	$174,881

Effective January 1, 2013, we ceased development efforts for the Yapik application in the United States, and are instead focused on developing a similar application called Komissionka for use in the Russian market. In the first quarter of 2013, we indefinitely discontinued all development and marketing efforts for LegalGuru pending receipt of additional financing, if any. On February 8, 2013, in connection with the termination of Music1’s employment of Stephen Strother, we transferred and assigned to Mr. Strother our 97% interest in A&R Music Live, LLC (which previously was owned by Music1), the internet domain name www.arlive.com and related intellectual property rights. As a result of the foregoing, our results of operations in future periods will no longer include the operations of Yapik or A&R Music Live and we expect that our results of operations will not include the operations of LegalGuru for the foreseeable future.

General and administrative expenses were $3,068,325 for the quarter ended March 31, 2013 as compared to $4,017,747 (as restated) for the quarter ended March 31, 2012, representing a decrease of $949,421, or 23.6%.  General and administrative expenses for the quarter ended March 31, 2013 and 2012 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations, including certain salaries, benefits, taxes, professional fees, travel, rent, Internet expenses and other expenses required to run our business.  General and administrative expenses for the quarter ended March 31, 2013 and 2012 were attributable to:

Category	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Increase / (Decrease)
Non-cash compensation expense	$-	$2,661,772	$(2,661,772)
Salaries, benefits, taxes and contractor payments	1,054,225	637,718	416,507
Professional fees	1,145,992	335,120	810,872
Rent	95,114	69,206	25,908
Product development	69,082	50,711	18,371
Business development	63,044	142,841	(79,797)
Travel expense	192,942	69,373	123,569
Filing fees	12,322	8,495	3,827
Other expenses	435,604	42,511	393,093
Totals	$3,068,325	$4,017,747	$(949,422)

Non-cash compensation expense was $0 and $2,661,772 for the quarters ended March 31, 2013 and 2012, respectively. No stock based compensation was issued during the first quarter of 2013. For the quarter ended March 31, 2012, we incurred $2,661,772 in non cash compensation expense comprised of $1,333,334 in compensation expense related to a subscription agreement entered into with one of our current directors, Kenges Rakishev, pursuant to which shares of common stock were sold to Mr. Rakishev below the market price at the time of sale, $806,667 in compensation expense related to a subscription agreement entered into with one of our current directors, Felix Vulis, pursuant to which shares of common stock and warrants were sold to Mr. Vulis below the market price at the time of sale, and $521,771 in compensation expense primarily for employee stock option and share grants.

Salaries, benefits, taxes and contractor payments were $1,054,225 for the quarter ended March 31, 2013 as compared to $637,718 for the quarter ended March 31, 2012, representing an increase of $416,507, or 65.3%. The increase was attributable to Net Element Russia ($238,673), Music1 ($124,910) and Splinex ($51,787), partially offset by decreases in salaries, benefits and taxes at Yapik ($17,910), Openfilm ($11,205), LegalGuru ($9,288) and Corporate ($5,188). Net Element Russia began operations in the second quarter of 2012 so it had no expenses in the quarter ended March 31, 2012. Music1 expenses were higher due to higher headcount during the quarter ended March 31, 2013 than for the same period during 2012. Splinex salaries and benefits were higher due to a shift from consulting to salaries during 2013. These increases were partially offset by decreased salaries, benefits and taxes in Yapik, Openfilm, LegalGuru and Corporate for the quarter ended March 31, 2013, all due to reduced headcount.

Professional fees were $1,145,992 for the quarter ended March 31, 2013 as compared to $335,120 for the quarter ended March 31, 2012. The most significant increases were attributable to general legal fees ($294,132), Securities and Exchange Commission compliance ($140,564) and accounting / auditing fees ($388,225). General legal expenses increased $294,132 during the quarter ended March 31, 2013 versus the quarter ended March 31, 2012 due to the use of additional outside legal counsel by Bond Street Management. Pursuant to the Company’s Management and Consulting Agreement with Bond Street Management, the Company was required to reimburse Bond Street Management for all of its documented business expenses incurred directly on behalf of the Company. On April 15, 2013, the Company entered into an agreement to terminate its Management and Consulting Agreement with Bond Street Management because the Company no longer needed the services of Bond Street Management. Legal fees for Securities and Exchange Commission compliance were $140,564 higher due to an increase in the complexity of the Company’s filings during the quarter ended March 31, 2013 versus the quarter ended March 31, 2012. Accounting and auditing fees were $388,225 higher as the Company changed auditors from a local firm to a national firm.

Rent expense increased by $25,908, or 37.4%, from $69,206 for the quarter ended March 31, 2012 to $95,114 for the quarter ended March 31, 2013, primarily due to our newest office in Russia that did not exist during the quarter ended March 31, 2012.

Business development expenses were $63,044 for the quarter ended March 31, 2013 as compared to $142,841 for the quarter ended March 31, 2012. For the quarter ended March 31, 2012, the Company incurred $132,953 of expenses relating to the Ferrari Challenge. For the quarter ended March 31, 2013, $52,600 was incurred for the Ferrari Challenge. For the quarter ended March 31, 2012, the Company incurred business development expenses of $8,979 for LegalGuru development efforts. For the quarter ended March 31, 2013, there were no business development expenses for LegalGuru.

Travel expenses were $192,942 for the quarter ended March 31, 2013 and $69,373 for the quarter ended March 31, 2012. Travel costs were higher for the quarter ended March 31, 2013 due to increased travel to Russia in connection with the Russian operations of TOT Money. Our Russian operations were not started until the second quarter of 2012 so there was not extensive Russian travel during the first quarter of 2012. During the quarter ended March 31, 2013, we also had more persons traveling due to the Management and Consulting Agreement with Bond Street Management.

Other expenses were $435,603 for the quarter ended March 31, 2013 as compared to $42,511 in other expenses for the quarter ended March 31, 2012. Included in the $435,603 of other expenses for the quarter ended March 31, 2013 were incremental other expenses from our Russian operations of $328,942 and corporate expenses including $32,000 in NASDAQ fees, $13,760 in taxes & licenses and $10,870 in office supplies. Of the $328,942 in other expenses from Russia, $268,689 was due to foreign currency losses in operating activities and $60,253 in other office expenses (telephone, training, bank fees, office supplies).

We recorded a provision for loan losses of $406,585 for the quarter ended March 31, 2013, which is comprised primarily of a 10% general loan loss provision for advances to aggregators. Due to limited experience with advances to aggregators, a loan loss provision of approximately 10% of the outstanding balance is maintained against advances to aggregators, since we generally are unable to obtain financial information from the aggregators to perform a full credit review. A loan loss provision charge of $406,585 was recorded at March 31, 2013 to maintain the 10% loss reserve. The total loss provision for advances to aggregators at March 31, 2013 was $956,585. Net advances to aggregators as of March 31, 2013 was $8,128,762. We had no provision for loan losses for the quarter ended March 31, 2012.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $43,075 for the quarter ended March 31, 2013 as compared with $68,663 for the quarter ended March 31, 2012.   The $25,588 variance is primarily related to a $29,971 reduction in amortization of intangibles for Motorsport as all the intangibles were written off at December 31, 2012 for this business. There also was a reduction of amortization in Yapik of $10,839 as no further web development occurred for the quarter ended March 31, 2013. This was partially offset by a $10,568 increase in depreciation expense for Net Element Russia (did not exist in 2012) and a $3,435 increase in depreciation expense for Splinex which acquired additional assets subsequent to March 31, 2012.

Interest expense was $250,570 for the quarter ended March 31, 2013 as compared with $72,674 for the quarter ended March 31, 2012.  Interest expense for the quarter ended March 31, 2013 is attributable to the credit line and factoring line that OOO TOT Money has with Alfa Bank (did not exist in 2012). Interest expense for the three months ended March 31, 2012 includes interest on convertible loans from Enerfund to Net Element ($49,025 in interest expense at 5% per annum) with principal balances totaling $3,600,000 and a loan from Enerfund to Openfilm with a principal balance of $1,667,762 ($20,790 in interest expense at 5% per annum).

Other expenses totaled $80,541 for the three months ended March 31, 2013 compared to other expenses of $411,225 for the three months ended March 31, 2012. Other expenses for the quarter ended March 31, 2013 were comprised of $83,823 from the disposition of A&R Music Live partially offset by other income of $3,282 from Net Element Corporate. Other expenses for three months ended March 31, 2012 were primarily attributable to the amendment of amounts payable to prior owners of Motorsport.com.

The net loss attributable to non-controlling interests relating to Yapik, LLC, LegalGuru, LLC, and Splinex, LLC was $16,216 for the three months ended March 31, 2013 as compared with net attributable to non-controlling interests of $72,088 for the three months ended March 31, 2012. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Liquidity and Capital Resources

The Company’s total assets at March 31, 2013 were $23,802,809 compared to $28,378,634 at December 31, 2012. The change in total assets is primarily attributable to the significant decrease in net notes receivable (which decreased $5,531,562) and cash (which decreased $3,606,971, including a $2,056,821 decrease in restricted cash), partially offset by increases in the Company’s accounts receivable (which increased $1,041,985) and net advances to aggregators (which increased $3,351,729) as of March 31, 2013 compared to December 31, 2012 resulting from the reinvestment of proceeds from notes receivable from payment processing operations into advances to aggregators.

At March 31, 2013, we had total current assets of $22,841,516 including $2,029,588 of cash, $557,372 in net notes receivable, $11,905,562 of accounts receivable, $8,128,762 in net advances to aggregators and $220,232 of prepaid expenses and other assets. At December 31, 2012, we had total current assets of $27,874,752 including $3,579,737 of cash, $2,056,821 of restricted cash (consisting of approximately $1.8 million deposited in a segregated bank account pursuant to our credit facility with Alfa-Bank, and $250,000 in a certificate of deposit that was liquidated in February 2013), $6,088,934 in net notes receivable, $10,863,577 of accounts receivable, $4,777,033 in net advances to aggregators and $508,650 of prepaid expenses and other assets.

As of the date this Report was filed with the Commission, management expects that our cash flows from operations and existing available cash will not be sufficient to fund our current operations through 2013. We expect to have a significant increase in our capital requirements during the 2013 fiscal year due to our expanding payment processing operations, including as a result of our acquisition of the business assets of Unified Payments, LLC. In connection with the closing of our acquisition of Unified Payments’ business assets on April 16, 2013, we assumed, among other obligations and liabilities, approximately $23.4 million of Unified Payments’ long-term debt (which includes approximately $12.5 million currently owed in respect of an outstanding preferred equity interest in Unified Payments, LLC that is to be converted on January 1, 2014 into a 8% interest only loan and assumed on such date by a subsidiary of TOT Group) and approximately $1.2 million of other liabilities reflected on or reserved against on Unified Payments’ balance sheet as of the closing date. Such long-term debt (including the outstanding preferred equity interest in Unified Payments, LLC) currently bears interest at rates ranging from 8% to 15.63% and has maturity dates ranging from October 2014 until January 2016. We also are seeking a way to buy, license or build our own mobile payment processing system since we are currently using on a trial basis for no consideration the payment processing systems of RM Invest, which is another payment processing business operating in Russia.

We currently believe that we will require an additional $11.5 million (including $5.5 million to purchase certain credit card portfolios) in financing to continue operations as currently conducted, to integrate and continue the operations of Unified Payments’ and our combined payment processing businesses and to pay for other currently anticipated capital expenditures over the next 12 months. We have historically been dependent upon our director and majority stockholder, Mike Zoi (including entities directly or indirectly controlled by Mr. Zoi), and/or other affiliates of the Company, to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Operating activities used $7,212,072 of cash for the quarter ended March 31, 2013, compared to $1,276,012 (as restated) of cash for the quarter ended March 31, 2012. The net loss for the quarter ended March 31, 2013 was $3.2 million, which included $406,585 of provision for bad debts as our advances to aggregators increased significantly. The majority of the cash used in operating activities went to increase our working capital in TOT Money (Russia) as we continue to expand our payment processing business. Specifically, our accounts receivable (due from mobile operators) increased $1.0 million while our advances to aggregators increased $3.5 million as we continue to seek additional business transactions from content providers.

Investing activities provided $5,080,105 of cash for the quarter ended March 31, 2013, compared to using $190,624 of cash for the quarter ended March 31, 2012. The increase in cash provided in investing activities for the quarter ended March 31, 2013 was primarily attributable to $5,231,562 of net repayments on two loans originally made during 2012 (which are described below) partially offset by $454,814 in cash advanced to Unified Payments as a loan made prior to the closing of our acquisition of Unified Payments’ business.

We did not have any outstanding loans receivable during the quarter ended March 31, 2012.

On July 12, 2012, our Russian subsidiary, TOT Money, entered into a loan agreement pursuant to which it agreed to loan RM Invest up to a maximum of 200 million Russian rubles (approximately $6.6 million in U.S. dollars), which, on August 16, 2012, was increased to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). RM Invest is a payment processing business operating in Russia whose payment processing systems are currently being used by TOT Money. RM Invest is 20% owned by TOT Money’s general director, Tcahai Hairullaevich Katcaev. As of March 31, 2013, the outstanding principal loan balance and accrued interest was 8 million rubles (approximately $257,372 in U.S. dollars). The original interest rate on the loan was 10% from the date of advance to the date of scheduled repayment and the original stated maturity date of the loan was October 31, 2012. On February 25, 2013, TOT Money refinanced the loan with RM Invest and extended the maturity date until October 1, 2013. As of February 25, 2013, the remaining balance of this loan does not accrue interest. The loan was fully satisfied in April 2013. For additional information, see Note 5 of the accompanying notes to unaudited condensed consolidated financial statements.

In addition, on November 26, 2012, the Company entered into a loan agreement with Infratont Equities, Inc., pursuant to which the Company loaned $1,791,475 to Infratont Equities for the purpose of providing the borrower with working capital and funding of business development in general. As of March 31, 2013, the outstanding principal loan balance and accrued interest was $1.2 million. The loan matures on November 15, 2013 and accrues interest at a rate of 1.75% per month, payable quarterly commencing in March 2013. As of March 31, 2013, the Company recorded a reserve for loan losses of approximately $900,000 relating to this loan primarily because the Company was unable to review the financial information or the collateral value of the borrower as of that date. For additional information, see Note 5 of the accompanying notes to unaudited condensed consolidated financial statements.

Financing activities provided $607,891 of cash during the quarter ended March 31, 2013, compared to providing $2,018,508 of cash during the quarter ended March 31, 2012. The decrease in cash provided by financing activities during the quarter ended March 31, 2013 is primarily attributable to $2,140,000 of cash received from non-controlling shareholders for the quarter ended March 31, 2012, partially offset by $75,000 in repayments of related party notes. Cash provided by financing activities during the quarter ended March 31, 2013 primarily consisted of $2,056,821 in restricted cash reductions (due to the repayment of debt under TOT Money’s credit facility with Alfa-Bank on February 14, 2013), partially offset by $886,854 of repayments on short term loans and $472,695 paid for stock buy backs.

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

On August 17, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed under the Credit Agreement is 3.55% per annum. Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 21, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. As of December 31, 2012, the Company had restricted cash pursuant the Credit Agreement of $1.8 million. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. The outstanding balance under this credit facility was $0 at March 31, 2013.

On September 28, 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, TOT Money agreed to assign to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars) provided by Alfa-Bank to TOT Money. On January 14, 2013, the agreement was amended to increase the maximum aggregate amount of financing available under the factoring agreement by 100 million Russian rubles (approximately $3.3 million in U.S. dollars) to 400 million Russian rubles (approximately $12.9 million in U.S. dollars). The term of the agreement is from September 28, 2012 until December 5, 2013. Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles to 100 Russian rubles per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the Agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. The balance under the factoring agreement was approximately $8.5 million in U.S. dollars at March 31, 2013.

Off-balance sheet arrangements

At March 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued Accounting Pronouncements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  Accordingly, management cannot provide reasonable assurance of achieving the desired control objective.  Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas.  We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and joint ventures and the continued integration of these businesses.  We have purchased a new financial system and the implementation process is currently awaiting budget approval.  We will continue to address deficiencies as resources permit.

During the quarter ended March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

As a result of our acquisition of the business assets of Unified Payments, LLC on April 16, 2013, certain of our subsidiaries are successors in interest to one or more defendants in the following pending legal proceedings. In addition to the proceedings described below, the Company and/or its subsidiaries is, and may from time to time in the future be, involved in certain legal proceedings and claims that arise in the ordinary course of business. Such proceedings and/or claims could ultimately result in damage awards, settlement payments and/or other negative consequences.

On December 29, 2010, Yehuda Keller, Alexander Tyrel Rosean, Yaacov Lipsker, Lechaim Merchant Services Corp., Merchant Development Group, Zalman Blachman, Moshe Wisnefsky, Yekusiel Chanin and Shellie Zuckerman and Susan Hillman as Trustees of The Woods Exemption Trust commenced an action against Merchant Capital Portfolios, LLC, Business Payment Systems, LLC, Oleg Firer, Leon Goldstein, Anthony W. Holder, Star Capital Holding Corp., Star Capital Management, LLC, Star Capital JV, LLC, Process Pink, LLC, Merchant Processing Services Corp., Unified Pay Corporation, MMOA Inc. a.k.a. Money Movers of America, Inc., National Processing Company, RBL Capital Group, LLC, The ComVest Group, ComVest Investment Partners, Cynergy Holdings LLC, Cynergy Data, LLC, Cynergy Prosperity Plus, LLC and Does 1 through 100, in the Supreme Court of the State of New York, County of New York (Index No. 652408-2010E). The complaint alleges, among other things, that the defendants failed to make certain residual payments to the plaintiffs after allegedly assuming such payment obligations when certain of the defendants purchased certain merchant accounts from a third party owner. The alleged causes of action include claims for, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, equitable estoppel, promissory estoppel, promissory fraud, tortious interference with contract, unjust enrichment, conversion, fraudulent conveyance and fraud, and seek an unspecified amount of damages. While it is too early to predict the outcome of this matter, the Company’s management intends to vigorously defend the matter.

On June 26, 2012, Wayne Orkin, a former employee of Unified Payments, filed an action against First Business Solutions Corp, Unified Pay Corp. Oleg Firer and Does 1 through 50, in the Superior Court of the State of California, County of Los Angeles, Long Beach Courthouse (Case No. NC057443). The complaint alleges, among other things, that the defendants breached the terms of an employment agreement entered into between the parties and that the defendants allegedly usurped the plaintiff’s rights to royalties from a certain payment browser technology developed by the plaintiff. The alleged causes of action include claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and intentional deceit, conversion and intentional infliction of emotional distress, and seek general and compensatory damages in excess of $500,000, as well as punitive and treble damages. While it is too early to predict the outcome of this matter, the Company’s management intends to vigorously defend the matter.

Item 1A. Risk Factors.

Subject to the items discussed below, there have been no material changes in risk factors during 2013 through the date this Report was filed with the Commission from those previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In reading and evaluating the information set forth in this Report, in addition to considering and evaluating the items discussed below, we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. The following modifies, supplements and/or updates the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 due to events or conditions during 2013 through the date this Report was filed with the Commission:

Our significant indebtedness may affect our ability to operate our business, and may have a material adverse effect on our financial condition and results of operations.

As of March 31, 2013, we had approximately $8.5 million in outstanding short term loans under a factoring agreement with Alfa-Bank that was entered into by our Russian subsidiary, TOT Money, on September 28, 2012. In addition, in connection the closing of our acquisition of the business of Unified Payments, LLC on April 16, 2013, we assumed, among other obligations and liabilities, approximately $23.4 million of Unified Payments’ long-term debt (which includes approximately $12.57 million currently owed in respect to an outstanding preferred equity interest in Unified Payments, LLC that is to be converted on January 1, 2014 into a 8% interest only loan and assumed on such date by one of our indirect subsidiaries). Such long-term debt (including the outstanding preferred equity interest in Unified Payments, LLC) currently bears interest at rates ranging from 8% to 15.63% and has maturity dates ranging from October 2014 until January 2016 and certain of such indebtedness is secured by substantially all of the assets of certain of our subsidiaries. TOT Money also has a credit facility with Alfa-Bank that was entered into on August 17, 2012, although the outstanding balance under this credit facility was $0 at March 31, 2013. Our significant indebtedness could have material adverse consequences, such as: limiting our ability to obtain additional financing to fund our working capital needs, acquisitions, capital expenditures or debt service requirements or for other purposes; limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt; limiting our ability to compete with other companies who are not as highly leveraged, as we may be less capable of responding to adverse economic and industry conditions; restricting us from making strategic acquisitions, developing technologies or exploiting business opportunities; restricting the way in which we conduct our business because of financial and operating covenants in the agreements governing our and certain of our subsidiaries' existing and future indebtedness, including, in the case of certain indebtedness of subsidiaries, certain covenants that restrict the ability of subsidiaries to pay dividends or make other distributions to us; exposing us to potential events of default under financial and operating covenants contained in our or our subsidiaries' debt instruments that could have a material adverse effect on our business, financial condition and operating results; increasing our vulnerability to a downturn in general economic conditions or in pricing of our products and services; and limiting our ability to react to changing market conditions in our industry and in our customers' industries. In addition to our debt service obligations, our operations require substantial investments on a continuing basis. Our ability to make scheduled debt payments, to refinance our obligations with respect to our indebtedness and to fund capital and non-capital expenditures necessary to maintain our operations, as well as to provide capacity for the growth of our business, depends on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and financial, business, competitive, legal and other factors. Any of these risks could adversely impact our ability to fund our operations or could limit our ability to expand our business, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot guarantee that we will be able to repay or refinance all or any portion of our indebtedness prior to its maturity. If we are unable to repay or refinance our indebtedness as planned, we will likely be required to take additional actions to generate liquidity such as delaying or reducing capital expenditures, reducing operating expenses, selling assets or seeking additional equity capital. In the event of a default, debt holders may have the ability to declare the entire outstanding principal amount immediately due and payable along with any interest accrued thereon and may have the right to take immediate possession of all of our subsidiaries’ assets that is pledged as collateral.

The payment processing industry is highly competitive, and we compete with certain firms that are larger and have substantially greater financial and other resources than us. Such competition could adversely affect the fees we receive and, as a result, could adversely affect our business, financial condition and results of operations.

The market for payment processing services is highly competitive. We compete with organizations of all sizes in providing payment processing and related services to merchants. Many of our competitors are larger and more established than us and have substantially greater financial and other resources than us. The mobile payment processing market in Russia is primarily controlled by four companies, Pervii Alternativni, Incore Media, iFree and our subsidiary, TOT Money. The larger payment processing businesses that compete with our operations in the United States, including First Data Corporation, Vantiv, Inc., Heartland Payment Systems, Inc., Chase Paymentech Solutions, LLC and Elavon, Inc., serve a broad market spectrum of small and larger merchants. Some of our competitors operate as subsidiaries of financial institutions or bank holding companies, which may allow them to aggregate banking and payment processing solutions thereby providing regulated services that we are unable to offer and potentially allowing for more attractive pricing to merchants. Furthermore, we are facing new competition emerging from non-traditional competitors offering alternative payment methods, such as PayPal and Google. Competition may adversely affect the fees we receive. Competition could also result in a loss of existing clients, and greater difficulty attracting new clients, which we may not be able to do. One or more of these factors could have a material adverse effect on our business, financial condition and results of operations.

If we fail to comply with the applicable requirements of the Visa, MasterCard or other payment networks, those payment networks could seek to fine us, suspend us or terminate our registrations through our financial institution sponsors. Similarly, if we fail to comply with rules and policies of, or contractual covenants with, mobile phone carriers to which we provide payment processing services, those mobile phone carriers could fine us or terminate our services. Fines or penalties could have a material adverse effect on our business, financial condition and results of operations and, if our registrations or contracts are terminated, we may not be able to conduct our payment processing operations.

A significant source of our revenue comes from processing transactions through the Visa, MasterCard and other payment networks. The payment networks routinely update and modify their requirements. Changes in the requirements may impact our ongoing costs of doing business and we may not, in every circumstance, be able to pass through such costs to our clients or associated participants. Furthermore, if we do not comply with the payment network requirements, the payment networks could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. If we are unable to recover fines from or pass through costs to our merchants or other associated participants, we experience financial losses, which in the aggregate may be material amounts. The termination of our registration, or any changes in the payment network rules that would impair our registration, could require us to stop providing payment network services to the Visa, MasterCard or other payment networks, which would have a material adverse effect on our business, financial condition and results of operations.

Similarly, we are subject to certain of the rules and policies of mobile phone carriers to which we provide payment processing services and ongoing contractual covenants with such mobile phone carriers. The mobile phone carriers may from time to time update or otherwise modify or supplement their rules and policies. We periodically are subject to the imposition of fines or penalties as a result of failure to comply with such rules, policies and/or contractual covenants, which in the aggregate may be material amounts. Our failure to comply with the mobile phone carriers’ respective requirements or to pay the fines or penalties they impose could result in the termination of our mobile payment processing services.

Changes in payment network or mobile phone carrier rules or standards could have a material adverse effect on our business, financial condition and results of operations.

In order to provide our card transaction processing services, we are registered through our bank partnerships with the Visa, MasterCard and other payment networks as service providers for member institutions. As such, we and many of our clients are subject to card association and payment network rules that could subject us or our clients to a variety of fines or penalties that may be levied by the card associations or payment networks for certain acts or omissions by us or our associated participants. If we are unable to recover fines from or pass through costs to our merchants or other associated participants, we experience financial losses, which in the aggregate may be material amounts. Similarly, we are subject to certain of the rules and policies of mobile phone carriers to which we provide payment processing services and ongoing contractual covenants with such mobile phone carriers. We periodically are subject to the imposition of fines or penalties as a result of failure to comply with such rules, policies and/or contractual covenants, which results in our experiencing financial losses, which in the aggregate may be material amounts. Payment networks and mobile phone carriers may from time to time update or otherwise modify or supplement their rules and policies, generally as they determine in their sole discretion and with or without advance notice to us. These rules and policies may change for any number of reasons, including as a result of changes in the regulatory environment or to serve their own strategic initiatives. In some cases, the ability of payment networks to modify their rules in their sole discretion may provide them an advantage in selling or developing their own services that may compete directly or indirectly with our services. Changes in payment network or mobile phone carrier rules or standards, including interpretation and implementation of the rules or standards, that increase our costs of doing business or limit our ability to provide transaction processing services, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to the business cycles and credit risk of our merchants, which could negatively impact our financial results.

A recessionary economic environment could have a negative impact on our merchants, which could, in turn, negatively impact our financial results, particularly if the recessionary environment disproportionately affects some of the market segments that represent a larger portion of our bankcard processing volume, like restaurants. If our merchants make fewer sales of their products and services, we will have fewer transactions to process, resulting in lower revenue. In addition, we have a certain amount of fixed and semi-fixed costs, including rent, processing contractual minimums and salaries, which could limit our ability to quickly adjust costs and respond to changes in our business and the economy.

In a recessionary environment our merchants could also experience a higher rate of business closures, which could adversely affect our business and financial condition. During prior recessions, including the 2008-2009 recession, we experienced negative same-store sales growth (or contraction) and an increase in business closures. In the event of a closure of a merchant, we are unlikely to receive our fees for any transactions processed by that merchant in its final month of operation.

While we service a broad range of merchants, restaurants represent a significant portion of our merchant base. The failure rate of restaurants is typically high, which increases our merchant attrition and reject losses. A reduction in consumer spending, particularly at restaurants, would further increase our rate of merchant attrition and reject losses.

Our operating results are subject to seasonality, which could result in fluctuations in our quarterly net income.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically our revenues have been strongest in our second and third quarters, and weakest in our first quarter.

If we cannot pass increases from payment networks including interchange, assessment, transaction and other fees along to our merchants, it could have a material adverse effect on our business, financial condition and results of operations.

We pay interchange and other fees set by the payment networks to the card issuing financial institution and the payment networks for each card transaction we process. From time to time, the payment networks increase the interchange fees and other fees that they charge payment processors and the financial institution sponsors. At their sole discretion, our financial institution sponsors have the right to pass any increases in interchange and other fees on to us and they have consistently done so in the past. We are generally permitted under the contracts into which we enter, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future, it could have a material adverse effect on our business, financial condition and results of operations.

We rely on financial institution sponsors, which have substantial discretion with respect to certain elements of our business practices, and financial institution clearing service providers, in order to process card payment transactions. If these sponsorships or clearing services are terminated and we are unable to secure new financial institution sponsors, we will not be able to process payment network transactions or settle transactions.

Because we are not a bank, we are not eligible for membership in the Visa, MasterCard or other payment networks and are, therefore, unable to directly access the payment networks, which are required to process transactions. The Visa, MasterCard and other payment network operating regulations require us to be sponsored by a member financial institution in order to process card payment transactions. We are currently sponsored by two member banks — BMO Harris Bank, N.A. and Wells Fargo Bank, N.A. Our agreements with our financial institution sponsors give them substantial discretion in approving certain aspects of our business practices, including our solicitation, application and qualification procedures for merchants and the terms of our agreements with merchants. Our financial institution sponsors’ discretionary actions under these agreements could have a material adverse effect on our business, financial condition and results of operations. We also rely on various financial institutions to provide clearing services in connection with our settlement activities. If our sponsorships or clearing services agreements are terminated and we are unable to secure new financial institution sponsors or clearing service providers, we will not be able to process Visa, MasterCard and other payment network transactions or settle transactions.

Increased merchant, independent sales organization or referral partner attrition could cause our revenues to decline.

We experience attrition in merchant credit, debit or prepaid card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors and account closures that we initiate due to heightened credit risks relating to contract breaches by merchants or a reduction in same store sales. Our independent sales organization and referral partner channels, which purchase and resell our services to their own portfolios of merchant customers, are strong contributors to our revenues. If an independent sales organization or referral partner switches to another transaction processor, shuts down or becomes insolvent, we will no longer receive new merchant referrals from the independent sales organization or referral partner, and we risk losing existing merchants that were originally enrolled by the independent sales organization or referral partner. Our customer base primarily consists of small and medium size merchants, which may contribute to higher rates of attrition than our competitors. We cannot predict the level of attrition in the future and our revenues could decline as a result of higher than expected attrition, which could have a material adverse effect on our business, financial condition and results of operations.

If we do not successfully renew or renegotiate our agreements with independent sales organizations, it could have a material adverse effect on our business, financial condition and results of operations.

A significant amount of our revenue is derived under contracts with independent sales organizations. Contract renewal or renegotiation time presents independent sales organizations with the opportunity to consider other providers. The loss or renegotiation of our contracts with independent sales organizations or a significant decline in the number of transactions we process for them could have a material adverse effect on our business, financial condition and results of operations.

We incur liability when our merchants refuse or cannot reimburse us for chargebacks resolved in favor of their customers, fees, fines or other assessments we incur from the payment networks. We cannot accurately anticipate these liabilities, which may adversely affect our business, financial condition and results of operations.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account (if applicable) or, if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we may bear the loss for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a materially adverse effect on our business, financial condition and results of operations.

Fraud by merchants or others could have a material adverse effect on our business, financial condition and results of operations.

We face potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit, debit or prepaid card, card number or other credentials to record a false sales transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback and other liabilities. Increases in chargebacks or other liabilities could have a material adverse effect on our business, financial condition and results of operations.

A decline in the use of credit, debit or prepaid cards as a payment mechanism for consumers or adverse developments with respect to the payment processing industry in general could have a material adverse effect on our business, financial condition and results of operations.

If consumers do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, credit, debit and prepaid cards which is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations. There is a risk that financial institutions could charge their customers additional fees for the use of debit cards, which could result in decreased use of debit cards by cardholders. As a result of the class action lawsuit captioned In re Payment Card Interchange Fee and Merchant Discount Antitrust Litigation currently pending in the U.S. District Court for the Eastern District of New York, there is a proposed class settlement agreement that provides for, among other things, the modification of Visa and MasterCard’s rules to allow merchants to charge an extra fee to all customers who pay for goods or services using Visa or MasterCard branded credit cards under certain conditions. This provision or other provisions in the final settlement agreement if finally approved may result in decreased use of credit cards or have other adverse impacts that are not readily known and that we may not know for some time. We believe future growth in the use of credit, debit and prepaid cards and other electronic payments will be driven by the cost, ease-of-use, and quality of services offered to consumers and businesses. In order to consistently increase and maintain our revenues, consumers and businesses must continue to use electronic payment methods, including credit, debit and prepaid cards. Moreover, if there is an adverse development in the payments industry in general, such as new legislation or regulation that makes it more difficult for our clients to do business, it could have a material adverse effect on our business, financial condition and results of operations.

Continued consolidation in the banking and retail industries could adversely affect our growth.

Historically, the banking industry has been the subject of consolidation, regardless of overall economic conditions, while the retail industry has been the subject of consolidation due to cyclical economic events. As banks and retail merchants consolidate, our ability to successfully offer our services will depend in part on whether the institutions that survive are willing to outsource their electronic payment processing to third party vendors and whether those institutions have pre-existing relationships with us or any of our competitors. Larger banks and merchants with greater transaction volumes may demand lower fees, which could result in lower revenues for us. In addition, in times of depressed economic conditions, similar to those experienced in the last several years, a higher number of financial institutions are taken over by the Federal Deposit Insurance Corporation. The government seizure of a potential or current financial institution customer could have a negative effect on our business by eliminating the institution’s need for our services or by voiding any contracts we may have had in place with such institution.

Our payment processing operations are subject to extensive government regulation, and any new laws, regulations or industry standards, or revisions made to existing laws, regulations or industry standards affecting the electronic payments industry may have a material adverse effect on our business, financial condition and results of operations.

Our payment processing operations are impacted by numerous laws and regulations that affect our industry, many of which are still evolving and the interpretation of which may be uncertain. The number of new and proposed regulations has increased significantly, particularly pertaining to interchange fees on credit and debit card transactions, which are paid to the card issuing financial institution. In July 2010, the United States Congress passed the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, which significantly changed financial regulation. Changes affecting the payment processing industry include restricting amounts of debit card fees that certain issuing financial institutions can charge merchants and allowing merchants to set minimum dollar amounts for the acceptance of credit cards and offer discounts for different payment methods. These restrictions could negatively affect the number of debit transactions, and prices charged per transaction, which would adversely affect our business. The Dodd-Frank Act also created a new Consumer Financial Protection Bureau, or the CFPB, that became operational on July 21, 2011 and will assume responsibility for most federal consumer protection laws in the area of financial services, including consumer credit. In addition, the Dodd-Frank Act created a Financial Stability Oversight Council that has the authority to determine whether non-bank financial companies, such as us, should be supervised by the Board of Governors of the Federal Reserve System, or the Federal Reserve, because they are systemically important to the U.S. financial system. Any such designation would result in increased regulatory burdens on our business.

Rules released by the Federal Reserve in July 2011 to implement the so-called Durbin Amendment to the Dodd-Frank Act mandate a cap on debit transaction interchange fees for card issuers with assets greater than $10 billion. The rules also contain prohibitions on network exclusivity and routing restrictions. Beginning in October 2011, (i) a card payment network may not prohibit a card issuer from contracting with any other card payment network for the processing of electronic debit transactions involving the issuer’s debit cards and (ii) card issuing financial institutions and card payment networks may not inhibit the ability of merchants to direct the routing of debit card transactions over any card payment networks that can process the transactions. Since April 2012, most debit card issuers have been required to enable at least two unaffiliated card payment networks on each debit card. The interchange fee cap has the potential to alter the type or volume of card based transactions that we process on behalf of our clients. These new regulations could result in the need for us to make capital investments to modify our services to facilitate our existing clients’ and potential clients’ compliance and reduce the fees we are able to charge our clients. These new regulations also could result in greater pricing transparency and increased price-based competition leading to lower revenues and higher rates of client attrition. Furthermore, the requirements of the new regulations and the timing of their effective dates could result in changes in our clients’ business practices that may alter the delivery of their products and services to consumers and the timing of their investment decisions, which could change the demand for our services as well as alter the type or volume of transactions that we process on behalf of our clients.

In addition, the Card Accountability, Responsibility, and Disclosure Act of 2009, or CARD Act, created new requirements applicable to credit card issuers. The CARD Act, along with the Federal Reserve’s amended Regulation E, created new requirements applicable to certain prepaid cards. In the future, we may have to obtain state licenses to expand our distribution network for prepaid cards, which licenses we may not be able to obtain. If we fail or are unable to comply with these requirements, our clients (or in certain instances, we) could be subject to the imposition of fines, civil liability (and/or, in the case of willful and deliberate non-compliance, criminal liability) which may adversely affect our ability to offer our credit issuer processing services, prepaid or other related services which could have a material adverse effect on our business, financial condition and results of operations.

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers, are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. In addition, there are other laws, rules and/or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and, in some cases, may subject us, as the merchant's payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Various federal and state regulatory enforcement agencies, including the Federal Trade Commission and the states' attorneys general, have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations and, to the extent we are processing payments for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and, as a result, may incur losses and liabilities that may adversely affect our business, financial condition and results of operations.

Separately, the Housing Assistance Tax Act of 2008 included an amendment to the Internal Revenue Code of 1986, as amended, or the Code, that requires information returns to be made for each calendar year by merchant acquiring entities and third-party settlement organizations with respect to payments made in settlement of payment card transactions and third-party payment network transactions occurring in that calendar year. This requirement to make information returns applies to returns for calendar years beginning after December 31, 2010. Reportable transactions are also subject to backup withholding requirements. We could be liable for penalties if our information return is not in compliance with the new regulations.

In addition, as further described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, our mobile payment processing operations in Russia are governed by numerous laws, rules and regulations of the Russian Federation that apply to telecommunications carriers, providers of telematics services and “advertising” activities. Although we do not operate as a telecommunications carrier, many requirements of the rules applicable to telecommunications carriers are present in our contracts with telecommunications carriers, and such contracts impose responsibility and liability on us for violations. Our Russian subsidiary, TOT Money, has a license for the provision of telematics services in Russia, which is required because it has a direct connection to equipment of telecommunications carriers and it effects electronic communications (i.e., receiving, processing and/or transmitting electronic messages).

The overall impact of many of these laws, rules and regulations on our payment processing business is difficult to estimate, in part because certain regulations need to be adopted by the CFPB with respect to consumer financial products and services and regulations have only recently been adopted by the Federal Reserve with respect to certain interchange fees and, in part, because such regulations have only recently taken effect. These and other laws and regulations could adversely affect our business, financial condition and results of operations. In addition, even an inadvertent failure to comply with laws and regulations, as well as rapidly evolving social expectations of corporate fairness, could damage our business or our reputation and could adversely affect our financial condition and results of operations.

Governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to effectively provide our services to merchants.

Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, laws and regulations restricting the transfer of, and requiring safeguarding of, non-public personal information. For example, in the United States, all financial institutions must undertake certain steps to ensure the privacy and security of consumer financial information. While our operations are subject to certain provisions of these privacy laws, we have limited our use of consumer information solely to providing services to other businesses and financial institutions. In connection with providing services to our clients, we are required by regulations and contracts with merchants, mobile phone carriers and other parties to provide assurances regarding the confidentiality and security of non-public consumer information. Certain of these contracts require periodic audits by independent companies regarding our compliance with industry standards and also allow for similar audits regarding best practices established by regulatory guidelines. The compliance standards relate to our infrastructure, components and operational procedures designed to safeguard the confidentiality and security of non-public consumer personal information shared with us by our clients. Our ability to maintain compliance with these standards and satisfy these audits will affect our ability to attract and maintain business in the future. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or we could be subject to governmental proceedings. In addition, our client relationships and reputation could be harmed, and we could be inhibited in our ability to obtain new clients. If more restrictive privacy laws or rules are adopted by authorities in the future on the federal or state level, our compliance costs may increase, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase, all of which could have a material adverse effect on our business, financial condition and results of operations.

The costs and effects of pending and future litigation, investigations or similar matters, or adverse facts and developments related thereto, could have a material adverse effect on our business, financial condition and results of operations.

We are from time to time involved in various litigation matters and we may from time to time be involved in governmental or regulatory investigations or similar matters arising out of our current or future business. Our insurance or indemnities may not cover all claims that may be asserted against us due to losses being in excess of policy limits or due to exclusions with respect to various types of losses or other matters, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Furthermore, there is no guarantee that we will be successful in defending ourselves in pending or future litigation or similar matters. Should the ultimate judgments or settlements in any pending litigation or future litigation or investigation significantly exceed or be outside the scope of our insurance coverage, they could have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The Company did not sell any securities during the fiscal quarter ended March 31, 2013 that were not registered under the Securities Act of 1933, as amended.

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

The following table provides certain information regarding repurchases by the Company of shares of its common stock made during the first quarter ended March 31, 2013.

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 2013	19,018		$3.20	19,018	$1,944,761
February 2013	148,202	(1)	$2.78	10,995	$1,917,088
March 2013	-		-	-	$1,917,088
Total	167,220		$2.83

____________________

(1)	137,207 of these shares were repurchased by the Company in a private transaction outside the parameters of the Company’s publicly announced repurchase plan described above.

Item 5.  Other Information.

None.

Item 6. Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page 38 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element International, Inc.

Date: May 15, 2013	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Contribution Agreement, dated as of April 16, 2013, among Net Element International, Inc., Unified Payments, LLC, TOT Group, Inc., Oleg Firer and Georgia Notes 18 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013)

10.1	Term Sheet, dated March 8, 2013, between Unified Payments, LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.2	Loan Agreement, dated March 8, 2013, among Net Element International, Inc., Unified Payments, LLC, Oleg Firer and Georgia Notes 18 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.3	Form of Secured Revolving Note made by Unified Payments, LLC and payable to Net Element International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.4	Non-Recourse Guaranty, dated March 8, 2013, by Oleg Firer and Georgia Notes 18 LLC for the benefit of Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.5	Pledge Agreement, dated March 8, 2013, among Oleg Firer, Georgia Notes 18 LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.6	Loan Agreement, dated July 12, 2012, between OOO TOT Money and OOO RM Invest, as amended on July 30, 2012, August 17, 2012 and February 25, 2013 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 12, 2013)

10.7	Termination Agreement for Management and Consulting Agreement, dated April 15, 2013, between Net Element International, Inc. and Bond Street Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013)

10.8*	Form of Indemnification Agreement for executive officers (entered into between Net Element International, Inc. and each of Jonathan New, Dmitry Kozko and Francesco Piovanetti)

10.9*	Contract No. CPA/ML-17, dated March 1, 2013, between ZAO MegaLabs and OOO TOT Money (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA/ML-17. The omitted information has been separately filed with the Commission.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101**	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), is furnished electronically herewith: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

____________________

* Filed herewith.

i

 ** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ii