Form 10-Q
period 2013-06-30
Net Element International, Inc.
filed 2013-08-19
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-34887

Net Element International, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0668024 (I.R.S. Employer Identification No.)

3363 NE 163rd Street, Suite 705 North Miami Beach, Florida (Address of principal executive offices)	33160 (Zip Code)

(305) 507-8808

(Registrant’s telephone number, including area code)

1450 S. Miami Avenue, Miami, FL 33130

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of August 14, 2013 was 28,163,337.

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

2

Net Element International, Inc.

Form 10-Q

For the Three months ended June 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET ELEMENT INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$2,012,433	$3,579,737
Restricted cash	-	2,056,821
Notes receivable, net (current portion)	180,000	6,088,934
Accounts receivable	8,221,177	10,863,577
Advances to aggregators (net)	-	4,777,033
Prepaid expenses and other assets	548,155	508,650
Total current assets	10,961,765	27,874,752
Property and equipment (net)	270,354	291,017
Note receivable, net (non-current portion)	540,000	-
Intangible assets, net	5,417,015	212,865
Goodwill	6,671,750	-
Total assets	$23,860,884	$28,378,634

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,488,048	$569,900
Accrued expenses	3,615,790	925,966
Short term loans	2,568,467	9,400,164
Notes payable (current portion)	1,656,086
Due to related parties (current portion)	91,730	338,374
Total current liabilities	10,420,121	11,234,404
Due to related parties (non-current portion)	198,966	135,693
Note payable (non-current portion), net of debt discount of $446,391	20,410,468	-
Total liabilities	31,029,555	11,370,097

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock ($.01 par value, 1,000,000 shares
authorized and no shares issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares
authorized and 28,163,337 and 28,303,659 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	2,816	2,830
Paid in capital	105,376,013	87,452,060
Stock subscription	718,750	-
Accumulated other comprehensive income	54,125	276,333
Accumulated deficit	(110,348,787)	(70,216,456)
Noncontrolling interest	(2,971,588)	(506,230)
Total stockholders' (deficit) equity	(7,168,671)	17,008,537
Total liabilities and stockholders' (deficit) equity	$23,860,884	$28,378,634

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2013	2012 (As Restated)	2013	2012 (As Restated)
Net revenues	$5,615,719	$37,818	6,490,234	112,628

Costs and expenses:
Cost of revenues	4,151,955	100,154	4,427,421	199,781
General and administrative (includes $150,000 and $732,102 and $150,000 and $3,393,874 of non cash compensation for quarters and six months ended June 30, 2013 and 2012, respectively)	3,807,913	2,443,387	6,876,238	6,462,092
Provision for unrecoverable advances	5,792,487	-	6,199,072	-
Goodwill impairment	11,200,000	-	11,200,000
Depreciation and amortization	625,987	119,678	669,063	188,341
Total costs and operating expenses	25,578,342	2,663,219	29,371,794	6,850,214
Loss from operations	(19,962,623)	(2,625,401)	(22,881,560)	(6,737,586)
Interest expense	(872,481)	(71,727)	(1,123,051)	(144,401)
Other expense	(3,941)	-	(84,481)	(411,225)
Net loss from operations	(20,839,045)	(2,697,128)	(24,089,092)	(7,293,212)
Net loss attributable to the noncontrolling interest	607,348	123,865	623,564	195,953
Net loss	(20,231,697)	(2,573,263)	(23,465,528)	(7,097,259)
Foreign currency translation loss	(238,685)	(8,977)	(264,758)	(8,876)
Comprehensive loss	$(20,470,382)	$(2,582,240)	$(23,730,286)	$(7,106,135)

Net loss per share - basic and diluted	$(0.72)	$(0.13)	(0.83)	(0.37)

Weighted average number of common shares outstanding - basic and diluted	28,133,699	19,115,616	28,178,805	18,967,715

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2013	2012 (As Restated)
Cash flows from operating activities:
Net loss	$(23,465,528)	$(7,097,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	150,000	3,393,874
Non cash interest expense	-	5,438
Depreciation and amortization	669,063	188,341
Provision for unrecoverable advances	6,199,072	-
Impairment of goodwill	11,200,000
Non controlling interest	(623,564)	(195,953)
Loss attributable to investment in subsidiary	-	411,225
Changes in assets and liabilities, net of acquistions and the effect of		`
consolidation of equity affiliates
Accounts receivable	2,575,453	(2,774)
Note receivable	(720,000)	-
Prepaid expenses and other assets	(217,970)	(13,055)
Accounts payable	674,425	281,898
Accrued expenses	(489,220)	163,637
Total adjustments	19,417,259	4,232,631
Net cash used in operating activities	(4,048,269)	(2,864,628)

Cash flows from investing activities- net of acquisitions:
Collections from notes receivable	4,694,605	-
Investment in Aptito	(200,000)	-
Capitalized web development and patent costs and equity effects	-	(237,079)
Purchase of fixed assets	(26,297)	(81,943)
Net cash provided by (used in) investing activities	4,468,308	(319,022)

Cash flows from financing activities- net of acquisitions:
Repayments of short term loans	(5,175,611)	-
Proceeds from note payable	2,000,000
Change in restricted cash	2,056,821	-
Cash paid for share repurchases	(482,413)	-
Due to related parties	(108,371)	550,080
Contributed capital from non-controlling shareholders	-	4,168,721
Repayments to related parties	(75,000)	(75,000)
Net cash (used in) provided by financing activities	(1,784,574)	4,643,801

Effect of exchange rate changes on cash	(202,769)	(8,876)
Net (decrease) increase in cash	(1,567,304)	1,451,275

Cash at beginning of period	3,579,737	83,173
Cash at end of period	$2,012,433	$1,534,448

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$644,113	$940
Taxes	$-	$-
Non-cash investing and financing activities:
Common stock issued to settle stock subscription liability	$-	$880,000
Supplemental disclosure of non-cash investing and
financial activities in connection with business acquisition:
Issued and outstanding common stock (10% of TOT Group's common stock)	609,000	-
Assumed debt	20,631,000
Total value of consideration for Unified Payments acquisition	21,240,000

Stock subscription in connection with acquisition of Aptito	718,750	-

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

The Company is a global technology-driven group specializing in electronic commerce, mobile payments and transactional services. The company owns and operates a global mobile payments and transaction processing provider, as well as several popular content monetization verticals. Together with its subsidiaries, the Company enables ecommerce and content-management companies to monetize their assets in ecommerce and mobile commerce environments.

The Company’s subsidiary TOT Group, Inc. (formerly known as TOT, Inc.) (“TOT Group”) is a multinational mobile payments and transaction processing holding company, which provides a range of flexible online and offline payment solutions. Clients include wireless carriers, content providers and merchants. TOT Group delivers comprehensive, end-to-end payment solutions to enable merchants to reliably accept cashless transactions at the point of sale (“POS”). From processing electronic payments at the POS to processing mobile commerce transactions to managing merchant terminals and providing information management services, TOT Group through its proprietary technology offers innovative solutions which allow its merchants to streamline their payments resources. Through TOT Group, the Company generates revenues from transaction fees, service fees, percentage of the dollar amount of each transaction and other fees associated with processing of cashless transactions at the points of sale. The Company serves merchants primarily in the retail, restaurant, supermarket, petroleum and hospitality sectors. In addition, TOT Group (through its subsidiary OOO TOT Money (“TOT Money”)) operates the Company’s provider of carrier-integrated mobile payments solutions. TOT Money’s relationships with mobile operators give the Company substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer customers In-App, P-SMS and Online and Carrier Billing solutions in over 49 countries.

During the third quarter of 2012, the Company’s subsidiary, TOT Money, launched operations as a provider of carrier-integrated mobile payments solutions in Russia. Since then, TOT Money has continued seeking to expand its carrier-integrated mobile payments business primarily in the Commonwealth of Independent States (CIS) countries (comprised of participating states of the former Soviet Union) and other emerging markets. During the second half of 2012, TOT Money entered into contracts with the three largest mobile phone operators in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom, to facilitate payments using SMS and MMS for their mobile phone subscribers in Russia.

On April 16, 2013, certain subsidiaries of TOT Group acquired substantially all of the business assets of Unified Payments, LLC, a Delaware limited liability company (“Unified Payments”). Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. See Note 4 for additional information regarding this acquisition.

On June 24, 2013, TOT Group, through its newly formed subsidiary Aptito, LLC (“Aptito”) acquired substantially all of the business assets of Aptito.com, Inc, a New York corporation. Aptito is a new generation of smart, customer engaged, patent-pending payments platform, mobile Point of Sale (“mPOS”), mobile commerce application and self-ordering Apple® iPad®-based kiosk. Through its disruptive, cloud-based payments platform Aptito offers merchants an innovative, socially driven, all-in-one digital software solution that offers a complete package of features for the food-service industry. Aptito’s Restaurant mPOS solution provides restaurants with tools to increase sales, productivity, and customer loyalty. Aptito’s suite of fully linked tools enables inventory management, complete payroll, staff scheduling, patron reservations and digital menus. More capable and less costly than traditional restaurant POS systems, Aptito’s system does not have the steep learning curve associated with typical POS products.

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

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s financial statements for the year ended December 31, 2012. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be reported for any particular quarterly period or the year ending December 31, 2013. It is recommended that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Commission.

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

Significant estimates include (i) the valuation of acquired merchant portfolios (ii) the recoverability of long-lived assets, (iii) the remaining useful lives of long-lived assets, and (iv) the sufficiency of merchant, legal, and other reserves. On an ongoing basis, the Company evaluates the sufficiency and accuracy of its estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. We maintain our U.S. Dollar-denominated cash in several non-interest bearing bank deposit accounts.  All non-interest bearing transaction accounts are fully insured at all FDIC insured institutions up to $250,000.  Except for one bank account at June 30, 2013 with a balance of $294,868, our bank balances did not exceed FDIC limits at June 30, 2013 and December 31, 2012.

The Company had approximately $1,646,590 and $315,000 in un-insured Russian, Ukrainian and Cayman Island bank accounts as of June 30, 2013 and December 31, 2012, respectively.

Other Current Assets

The Company maintains an inventory of terminals, which it uses to service both merchants and independent sales agents. If the terminals are sold for a fee, the Company expenses the cost of these terminals, plus any set up fees at the time of the sale. Many times, the Company will give away the terminals as an incentive. In this case the cost of the terminal plus any set up fees will be amortized over three years, which is the average length of a merchant contract. The Company has $221,241 in terminals acquired, net of amortization, of which $6,124 has been placed with merchants. Amortization of these terminals amounted to $2,657 for the three months ended June 30, 2013.

Fixed Assets

The Company depreciates its furniture, servers, data center software and equipment over a term of three to ten years. Computers and client software are depreciated over terms between two and five years. Leasehold improvements are depreciated over the shorter of the economic life or terms of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. At the time of retirements, sales, or other dispositions of property and equipment, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains or losses are presented as a component of income or loss from operations.

Intangible Assets

Included in the Company’s intangible assets are merchant portfolios, which represent the net book value of an acquired merchant customer base, and are amortized on a straight-line basis over their respective useful lives, generally three to five years. Merchant portfolios are assessed for impairment if events or circumstances indicate that their respective carrying values are not recoverable from the future anticipated undiscounted net cash flows attributable to such assets. In such cases, the amount of any potential impairment would be measured as the excess, if any, of carrying value over the fair value of such assets. There was no impairment at June 30, 2013.

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

Additionally, the Company capitalizes the fair value of intangible assets acquired in business combinations. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: trade names, non-compete agreements, owned website names, customer relationships, technology, and merchant portfolios.

Accrued Residual Commissions

The Company pays commissions to independent sales organization (“ISO’s”) and independent sales agents or to the Company’s direct sales force based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by the Company on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. The Company reports commission payments as a cost of service in the accompanying consolidated statement of operations and comprehensive loss. As of June 30, 2013 the residual commission payable to ISO’s and independent sales agents was $191,890, and $0 at December 31, 2012, which amounts are included in accounts payable in the accompanying consolidated balance sheets.

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to certain ISO’s for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The up-front payment to the ISO is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time of payment and the capitalized acquisition costs are primarily amortized on a straight-line basis over a period of three years.

Management evaluates the capitalized customer acquisition cost for impairment at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net undiscounted cash flows from underlying merchant relationships to the carrying amount of capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the carrying value of the capitalized customer acquisition costs, the impairment loss is charged to operations.

During the three months ended June 30, 2013, the Company recorded $282,380 in additional capitalized customer acquisition costs and $20,220 in related additional amortization. The balance of customer acquisition costs is $262,160 at June 30, 2013 and reflected in intangible assets in the accompanying consolidated balance sheets.

Processing Liabilities and ISO Deposits

The majority of the Company’s processing liabilities include potential losses associated with bankcard and check processing. In addition, the Company maintains deposits from ISO’s to offset potential liabilities from merchant chargeback processing. Disputes between a cardholder and a merchant periodically arise due to the cardholder’s dissatisfaction with merchandise quality or merchant’s services, and the disputes may not always be resolved in the merchant’s favor. In some of the cases the transaction is “charged back” to the merchant and the purchase price is refunded to the cardholder by the credit card-issuing institution. If the merchant is unable to fund the refund, the Company is liable for the full amount of the transaction. The Company’s obligation to stand ready to perform is minimal because the Company maintains a deposit from certain ISO’s as an offset to potential contingent liabilities that are the responsibility of such merchants. The Company evaluates its ultimate risk and records an estimate of potential loss for chargebacks related to merchant fraud based upon an assessment of actual historical fraud loss rates compared to recent bankcard processing volume levels.

The amount recorded as of June 30, 2013 for the processing liability was $107,669 and is included in accrued expenses in the accompanying consolidated balance sheets. There was no processing liability at December 31, 2012.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables, merchant portfolios, notes receivable, trade payables and debt instruments. The carrying values of cash and cash equivalents, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of notes receivable are discounted to present value as further discussed in Note 5. The carrying amount of the long-term debt of $22 million as of June 30, 2013 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

The Company measures certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level fair value hierarchy to prioritize the inputs used to measure fair value and maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the Unified Payments acquisition, as discussed in Note 4, were measured at fair value by the Company at the acquisition date. The fair values of the Company’s merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on the Company’s most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment (see Note 1) was primarily based on observable inputs using company specific information and is classified as Level 3.

Concentrations

The Company’s total revenue was $6,490,234 for the six months ended June 30, 2013. Of this, $4,601,830 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $1,873,399 was derived from processing of mobile electronic payments.

The credit card processing revenues of $4,601,830 was derived from merchant customer transactions, which are processed primarily by three “third-party” processors. For the six months ended June 30, 2013, the Company processed 16% of its total revenue with Cynergy Data, 32% with National Processing Company (NPC) and 20% with First Data.

The mobile electronic payment revenues of $1,873,399 are derived from merchant customer transactions, which are processed primarily by two mobile operators. For the six months ended June 30, 2013, the Company processed 14% of its total revenue with Beeline (OJSC Vimpelcom), and 13% with MTS (Mobile TeleSystems OJSC).

Foreign Currency Transactions

The Company is subject to exchange rate risk in its foreign operations in Ukraine, the functional currency of which is Ukraine Hryvnia, and Russia, the functional currency of which is Russian Ruble, where the Company generates service fee revenues and interest income and incurs product development, engineering, website development, and general and administrative costs and expenses. The Ukrainian and Russian engineering operations pay a majority of their operating expenses in their local currencies, exposing the Company to exchange rate risk. Ukrainian salaries and consulting fees are negotiated and paid in U.S. dollars. The majority of Russian salaries are negotiated and paid in U.S. dollars.

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

Our revenues for the six-month period ended June 30, 2013 and 2012 are principally derived from the following sources:

Service Fees. Service fees in the current year are generated primarily from TOT Payments, LLC, TOT Money’s payment processing and service fees from prior year are primarily from A&R Music Live, LLC where emerging artists pay industry professionals to review, critique and suggest improvements of music submitted on-line for evaluation. A&R Music Live, LLC operations were discontinued on January 31, 2013.

The Company has multiple element arrangements that include bundled transactions with merchants encompassing annual PCI (payment card industry) fees, annual membership fees, and monthly processing fees.

The Company adopted accounting standard update No 2009-13, “Multiple –Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 requires the use of the relative selling price method of allocating total consideration to units of accounting in a multiple element arrangement and eliminates the residual method. This accounting principle requires an entity to allocate revenue in an arrangement using estimated selling price deliverables if it does not have vendor specific objective evidence (VSOE) or third party evidence (TPE) of selling price.

VSOE is the price charged when the same or similar product or service is sold separately. The Company defines VSOE as a median price of recent stand-alone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately.

The Company evaluates each deliverable in its arrangements to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to our customers. The Company’s products (i.e., terminals) and services qualify as separate units of accounting under ASU 2009-13.

The Company’s payment processing division derives revenues primarily from the electronic processing of services including credit, debit and electronic benefits transfer card processing authorized and captured through third party networks, check conversion and guarantee, electronic gift certificate processing, and equipment leasing and sales. These revenues are recorded as bankcard and other processing transactions when processed.

Typically, fees charged to merchants for these processing services are based on a variable percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, monthly minimum fees, fees for handling chargebacks, gateway fees, and fees for other miscellaneous services.

The fair value for annual fees is based on the annual contract renewal price and is deemed to represent stand-alone selling price based upon VSOE. The fair value for processing is based on prices charged by our competitors for similar deliverables when sold separately and is deemed to represent stand-alone selling price based upon TPE.

Deferred revenue represents primarily amounts received in advance for annual fee billings and are recognized on a pro rata basis over the service period.

Generally, the Company (i) is the primary obligor in its arrangements with its merchant customers, (ii) has latitude in establishing the price of its services, (iii) has the ability to change the product and perform parts of the services, (iv) has discretion in supplier selection, (v) has latitude in determining the product and service specifications to meet the needs of its merchant customers, and (vi) assumes credit risk. In such cases, the Company reports revenues as gross of fees deducted by its sponsoring member banks, as well as fees deducted from card-issuing member banks and card associations (Visa/MasterCard) on behalf of its sponsoring member banks for interchange and assessments. These fees charged by the card associations to process the credit card transactions are recorded separately as cost of sales and interchange fees in the accompanying consolidated statement of operations.

Revenues from TOT Money are recognized as a percentage of amounts billed to mobile operators. Revenue is recognized when TOT Money’s billing system is able to create a billable transaction for a mobile operator. Billable transactions are created and submitted to TOT Money by content aggregators.

Each month, mobile operators provide TOT Money with detail supporting the transactions received by the mobile operator. TOT Money reconciles the data provided by the mobile operator to its internal billing system. Pursuant to the mobile operator agreements, any total billing difference under 5% is considered immaterial and TOT Money accepts the mobile operator data as accurate. Any differences from content providers that exceed 5% of the amount billed are researched, reconciled and addressed with the mobile operator.

Funds received by TOT Money from mobile operators include amounts due to aggregators for supplying billable transactions from content providers. Revenues are presented net of aggregator payments on the financial statements of TOT Money as the payments are considered to be agency fees. TOT Money serves as agent to the mobile operators performing a service for a fee.

Cost of services for TOT Money is comprised primarily of fees for short numbers provided by the mobile operators that are used to provide traffic from content providers.

Cost of services for TOT Payments is comprised primarily of processing fees paid to third parties attributable to providing transaction processing and other services to the Company’s merchant customers. Interchange fees and cost of services are recognized as incurred, which generally occurs in the same period in which the corresponding revenue is recognized. Interchange fees are set by the card networks, and are paid to the card-issuing bank. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. The Company also pays Visa® and Mastercard® network dues.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At June 30, 2013 and December 31, 2012, the Company had 8,938,900 warrants issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. As part of its June 30, 2013 financial statement closing process, as well as the Company’s review of the valuation performed in connection with the Unified Payments business combination, the Company determined that the reported goodwill of its TOT Payments reporting unit as of June 30, 2013 was impaired.

The carrying amount of this reporting unit was negative as of June 30, 2013, thus the Company performed Step 2 of the goodwill impairment test as of June 30, 2013. The fair value of the reporting unit was determined based on a combination of the income approach (discounted cash flow analysis) and market approach. The result of the Step 2 analysis indicated that the TOT Payments reporting unit’s goodwill was impaired by approximately $11.2 million as of June 30, 2013. The Company recorded a non-cash, goodwill impairment charge of approximately $11.2 million for the three months ended June 30, 2013.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions at June 30, 2013 and December 31, 2012. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years which remain subject to examination as of June 30, 2013.

Reclassification

Certain balances for the three months ended June 30, 2012 have been reclassified to conform to the June 30, 2013 presentation. See Note 18 for restatement of financial statements.

Recently Issued and Adopted Accounting Guidance

 Recently Issued Accounting Guidance

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides that an entity that has unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date should present the unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for reporting periods beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (A Consensus of the FASB Emerging Issues Task Force) provided that an entity that enters into derivative and hedging transactions. This update permits the spread between London Interbank Offered Rate (“LIBOR”) and Overnight Index Swap Rate (“OIS”), or the Fed Funds Effective Swap Rate, to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the benchmark interest rates on direct Treasury obligations of the U.S. government (“UST”) and the LIBOR swap rate. This update also removes the restriction on using different benchmark rates for similar hedges. This update is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update provides that an entity that reports items of accumulated other comprehensive income improves the transparency of reporting reclassifications by presenting the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, either on the face of the statement where net income is presented or in the notes, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This update is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) which amended then existing guidance by giving an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards, Not Adopted as of June 30, 2013

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”).  The objective of ASU 2013-05 is to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Following the consolidation principles promulgated by U.S. GAAP, the consolidated financial statements of the Company include the assets, liabilities, results of operations, and cash flows of the following subsidiaries: (1) TOT Group, Inc. (“TOT Group”), a 90% owned subsidiary formed in Delaware (2) Openfilm, LLC (“Openfilm”), a wholly owned subsidiary formed in Florida; (3) Netlab Systems, LLC (“Netlab”), a wholly owned subsidiary formed in Florida; (4) NetLab Systems IP, LLC, a wholly owned subsidiary formed in Florida; (5) LegalGuru LLC, a partially owned subsidiary formed in Florida; (6) Splinex, LLC (“Splinex”), a partially owned subsidiary formed in Florida; (7) A&R Music Holdings, LLC, a wholly owned subsidiary formed in Florida; (8) Motorsport, LLC (“Motorsport”), a wholly owned subsidiary formed in Florida; and (9) OOO Net Element Russia (“Net Element Russia”), a wholly owned subsidiary formed in Russia.

The subsidiaries listed above are the parent companies of several other subsidiaries, which hold the Company’s underlying investments or operating entities.

•	TOT Group is the parent company of TOT Payments, LLC, (TOT Payments) a wholly owned subsidiary formed in Florida, Aptito, LLC, a 80% owned subsidiary formed in Florida (acquired June 18, 2013) and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.
•	TOT Payments, LLC is the parent company of:
-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida; and
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida.
•	OOO TOT Group Russia, is the parent company of its 70% owned OOO TOT Money (a company formed in Russia) (the remaining 30% of TOT Money is owned by Net Element Russia).
•	Openfilm is the parent company of Openfilm, Inc., Openfilm Studios, LLC (company closed June 2013) and Zivos, LLC (Ukraine).
•	Netlab is the parent company of Tech Solutions LTD.
•	Splinex is the parent company of IT Solutions LTD.
•	A&R Music Holdings (f/k/a Music1) is the parent company of A&R Music Live, LLC (“A&R Music Live”)(Operations discontinued January 31, 2013).
•	Motorsport is the parent company of Motorsport.com, Inc.
•	Net Element Russia is the parent company of OOO TOT Group, OOO Music1. OOO Ya Talant is a 70% owned subsidiary of OOO Music1.

The amounts of shares and consideration for shares (including purchase prices, exercise prices and conversion prices) described in the Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2012, which is the period prior to October 2, 2012 (which was the closing date of the Company’s merger with Net Element), have been adjusted to give effect to the conversion ratio for shares of Net Element common stock that were cancelled and converted into shares of the Company’s common stock pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. See Note 4 for additional information regarding the Merger.

All material intercompany accounts and transactions have been eliminated in this consolidation.

NOTE 3. GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had negative cash flows from operating activities of $4,048,265 for the six months ended June 30, 2013, an accumulated deficit of $110.3 million at June 30, 2013 and working capital of $0.5 million at June 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4. MERGER AND ACQUISITIONS TRANSACTIONS

Net Element, Inc. Merger

On October 2, 2012, the Company completed its Merger with Net Element, Inc. and the various transactions contemplated by the Merger Agreement dated June 12, 2012. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador Acquisition Corporation Ltd.) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. All shares of common stock and stock options in the 2012 financial statements as of December 31, 2012 and for the three months and year to date ended June 30, 2013 and 2012 have been converted based on the 1/40 ratio. The Merger was structured to qualify as a tax-free reorganization.

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

Unified Payments Acquisition

On April 16, 2013, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Unified Payments, LLC, a Delaware limited liability company, TOT Group, Oleg Firer, individually, and Georgia Notes 18 LLC, a Florida limited liability company. Pursuant to the Contribution Agreement, on April 16, 2013, certain subsidiaries of TOT Group, which were formed for the purpose of effectuating the transactions contemplated by the Contribution Agreement, acquired substantially all of the business assets of Unified Payments. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. As consideration for Unified Payments’ and its subsidiaries’ contribution of their assets to TOT Group subsidiaries, (a) the Company contributed to a subsidiary of TOT Group 70% of the equity interests in the Company’s subsidiary, OOO TOT Money (through which the Company operates its mobile commerce payment processing business); (b) TOT Group issued to Unified Payments 10% of TOT Group’s issued and outstanding common stock which was valued at approximately $600,000 (valued based on a discounted cash flow analysis of TOT Group adjusted for a lack of marketability discount); and (c) TOT Group assumed approximately $20.6 million in liabilities of Unified Payments and its subsidiaries.

The following table summarizes the estimated fair value of consideration paid and the allocation of purchase price as of the date of acquisition (in millions). The allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated useful lives of acquired assets, is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustments based on the final assets and net working capital, as prescribed by the purchase agreement.

April 16th,2013
Purchase Consideration:	(in Millions)
Assumption of Debt	$20.6
Issuance of TOT Group Stock (10%)	0.6
Total Consideration Transferred	$21.2

Purchase Price Allocation to Identifiable assets acquired and liabilities assumed
Current Assets	$0.9
Merchant Portfolios	4.4
Other Intangible Assets	1.0
Currrent Liabilities	(2.1)
Total Identifiable Net Assets	4.2
Goodwill	17.0
Total Purchase Price Allocation	$21.2

Intangible assets and merchant portfolios will be amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. Goodwill arising from the acquisition represents the estimated value of Unified Payments’ presence in key high growth markets, its assembled workforce, its management team's industry-specific project management expertise and synergies expected to be achieved from the combined operations of Unified Payments and TOT Money.

As part of its June 30, 2013 financial statement closing process, as well as the Company’s review of the independent valuation performed in connection with the Unified Payments business combination, the Company determined that the reported goodwill of its TOT Payments unit as of June 30, 2103 is impaired. See Note 1, Impairment.

Aptito Acquisition

On June 18, 2013, Aptito, LLC (“Aptito”), an indirect subsidiary of the Company, entered into an Asset Purchase Agreement with Aptito.com, Inc., a New York corporation (“Seller”), pursuant to which Aptito acquired on such date substantially all of the business assets of Seller. The business assets sold to Aptito by Seller include the development, implementation and sales of an all-in-one, cloud-based, digital point-of-sale software and customer relations management and payments platform, including the Restaurant mPOS, a tablet-based point-of-sale solution that combines traditional point-of-sale functionality with mobile ordering, payments, social media, intelligent offers, mobile applications, loyalty and transactional data all in one solution using Seller’s (and now Aptito’s) cloud-based payments platform.

As consideration for the acquired business assets, (a) Aptito assumed and simultaneously repaid $145,000 of outstanding indebtedness (with an original principal balance totaling $200,000); (b) the Company agreed to issue to Seller 125,000 restricted shares of the Company’s common stock, which shares will vest quarterly over 12 months (valued at $718,750). The total purchase consideration was $918,750 and ascribed to goodwill.

The allocation of purchase price to the fair value of tangible and intangible assets and liabilities is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustment based on final assets and net working capital, as prescribed by the purchase agreement.

The Company’s subsidiary, TOT Group, which owns an 80% membership interest in Aptito, has an option to purchase Seller’s 20% membership interest in Aptito at any time after December 31, 2014 or at any time upon a change of control (as defined in Aptito’s limited liability company agreement) of Aptito, with the purchase price based on the fair market value of Aptito as of the end of the calendar month immediately preceding TOT Group’s request for a valuation in accordance with the terms of the option, payable in cash, cancellation of indebtedness, shares of common stock or a combination of the foregoing.

Global Motorsports Media and Andrew John Maitland

On May 17, 2013, the Company acquired Global Motorsports Media in exchange for $35,410 in cash compensation paid over time. Included in the purchase was the business name, on-going benefit of existing contracts, existing client base and database of information used to manage and conduct business.

Additionally, we entered into a Services Agreement for twelve months with Andrew John Maitland (Andrew) for management of the ongoing operations of the business and training of Net Element employees in methods used so they can be replicated across other entertainment assets of the business. Andrew will be provided with monthly consulting fee of $6,640 pursuant to this service agreement.

Unaudited Pro Forma Information - Acquisitions

The following unaudited supplemental pro forma results of operations include the results of operations of each of the companies acquired in the second quarter of 2013 described above as if each had been consolidated as of January 1, 2012, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.

The unaudited pro forma combined results of operations for the three months ended and six months ended June 30, 2013 and 2012 have been prepared by adjusting the historical results of the Company to include the historical results of the acquisitions described above as if they occurred January 1, 2012. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30,2013	June 30,2013	June 30,2012	June 30,2012

Net Revenues	$6,582,004	$13,119,259	$16,433,244	$31,705,600

Net Loss from Operations	$(21,018,415)	$(24,728,173)	$(4,204,381)	$(9,753,909)

Quickpay Letter of Intent

On June 27, 2013, the Company and its subsidiary, TOT Group, Inc., entered into a letter of intent to acquire substantially all of the business assets of nine entities collectively referred to as “Quickpay,” which include Quickpay USA, Inc., UPC-Kazakhstan, LLP, United Processing System of Panama, Inc., Quickpay Multinational Payment System LTD, MPS, LLC, MPS, LTD, Quickpay Columbia SAS, System Quickpay, LLC and Express MIT, LLC. Quickpay’s business includes the development, implementation and sales of payments acceptance terminals and a customer relationship management and payments acceptance platform. The parties agreed to endeavor to complete the proposed transaction within 60 days of the effective date of the letter of intent.

Pursuant to the letter of intent, Quickpay will contribute substantially all of their business assets to one or more newly formed direct and/or indirect subsidiaries of TOT Group (“NewCo”). As consideration for the contribution of assets: (a) NewCo will assume approximately US$1,500,000 (221,500,000 Kazakhstani tenge and 721,013 Russian rubles) of Quickpay’s auditable debt; (b) NewCo will issue to the sellers an aggregate of 35.5% of the equity interests in NewCo; (c) TOT Group will provide business resources (capital, business relationships and corporate governance) to commercialize Quickpay’s product in certain target markets; and (d) TOT Group will provide Quickpay with resources to help Quickpay expand within Russia and the Commonwealth of Independent States (CIS), the United States and Latin America, including marketing, product development and business development resources. TOT Group will have an option to purchase the sellers’ 35.5% equity interests in NewCo, with the purchase price based on the fair market value of NewCo as of the end of the calendar month immediately preceding TOT Group’s request for a valuation in accordance with the terms of the option. The letter of intent does not specify the required or permitted method(s) of payment of the purchase price for the exercise of the option.

NOTE 5. NOTES RECEIVABLE

As of June 30, 2013 and December 31, 2012, the Company had net notes receivable of $720,000, $180,000 of which is current portion and $540,000 is non-current portion, and $6,088,934, respectively, as follows:

	June 30, 2013	December 31, 2012
RM Invest	$-	$5,188,934
Note receivable from former general director	1,834,302	-
Infratont Equities, Inc.	-	1,791,475
Less: Allowance for uncollectible note receivable	(1,114,302)	(891,475)
Total note receivable, net	$720,000	$6,088,934

On July 12, 2012, the Company’s Russian subsidiary, TOT Money, entered into a loan agreement pursuant to which it agreed to loan RM Invest up to a maximum of 200 million Russian rubles (approximately $7.0 million in U.S. dollars). The interest rate on the loan was 10% from the date of advance to the date of scheduled repayment on October 31, 2012. TOT Money would earn interest income on this loan at approximately a 40% annual rate if the loan was repaid timely given interest earned was 10% of the outstanding balance with a term of approximately three months. On August 16, 2012, the loan was increased to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The original stated maturity date of the loan was October 31, 2012 and on February 25, 2013 the Company renegotiated the loan with RM Invest and extended the maturity date until October 1, 2013 with no further interest to be charged. As of June 30, 2013, the loan was fully satisfied.

Infratont

On November 26, 2012, the Company entered into a loan agreement with Infratont Equities, Inc. (“Infratont”), pursuant to which the Company loaned $1,791,475 to Infratont for the purpose of providing the borrower with working capital and funding of business development in general. The loan matures on November 15, 2013 and accrues interest at a rate of 1.75% per month, payable quarterly commencing in March 2013. Infratont Equities has a relationship with Anatoly Polyanovskiy. The effect of the loan was to defer a repayment obligation of Tcahai Hairullaevich Katcaev to Mr. Polyanovskiy pursuant to an unrelated loan not involving the Company. Mr. Katcaev is the former general director of the Company’s subsidiary, TOT Money, and he owns a 20% interest in RM Invest, a payment processing business in Russia. During the three months ended June 30, 2013, the Company determined the Infratont loan was uncollectible and reversed its reserve for loan losses of $991,475 relating to the full balance of the Infratont loan against the loan balance.

Former General Director TOT Money

The Company commenced its carrier-integrated mobile payment payments solutions operations, through its subsidiary TOT Money, during the third quarter of 2012. These operations consist of TOT Money paying aggregators for content to be provided to mobile operators. Aggregators are businesses that contract for content from hundreds or thousands of content providers and provide processing volume to TOT Money. During the final quarter of 2012 and the six months ended June 30, 2013, TOT Money’s former general director was providing advances to aggregators based on projected processing volumes. Although the Company has a history of transactions with most aggregators, we do not obtain financial statements or bank references to complete a full credit review of each aggregator. In addition, aggregator advances are unsecured. As of December 31, 2012 and March 31, 2013, the Company established a 10% reserve on these aggregator advances based on actual and estimated processing volumes subsequent to these dates, and concluded that the net aggregator advances were recoverable as of December 31, 2012 and March 31, 2013.

During the second quarter of 2013, our new CEO and CEO’s appointed management of TOT Group Russia completed analyzing our aggregator and mobile operator relationship including having discussions with select aggregators. As part of this review, it was determined that the former general director of TOT Money provided advances to aggregators which exceeded the future processing volumes to be provided by these aggregators. As a result of this review, during the second quarter of 2013 it was concluded that a significant amount of these advances would not be recoverable in the form of future business from the aggregators. The former general director took responsibility for a certain amount of these advances and agreed to a settlement. The former general director currently serves as commercial director with responsibility to develop and promote new business.

As part of the settlement discussed above, the Company entered into a settlement agreement with the former general director of TOT Money pursuant to which TOT Money is to receive $3.8 million to repay certain agreed upon amounts. The term of repayment will be dictated by the volume of future TOT Money business developed as repayment and is based on profit distributions to the former general director which will be withheld until the $3.8 million settlement is recovered. The Company has discounted the value of the estimated monthly repayments included in notes receivable in the accompanying consolidated balance sheets.

Management discounted the settlement agreement as follows:

Face value of note	$3,811,023
Term of note	48 Months
Imputed interest rate	21%
Present value of note	$1,834,302
Allowance for uncollectable note receivable	$(1,114,302)
Book value of note	$720,000

Due to the past history of losses of the TOT Money operations, the Company decided to establish a reserve of approximately $1.1 million on the discounted note receivable balance. The book value of the note, net of reserves, is recorded as $180,000 in the current portion of notes receivable and $540,000 as the long-term portion of notes receivable. Management will accrete the value of the note each month by approximately $46,000 by recognizing interest income, depending on the Company’s collectability analysis, beginning July 1, 2013, and it will also assess the collectability of the receivable on a quarterly basis and adjust the allowance accordingly. See further discussion in Note 6.

NOTE 6. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from processors and Russian mobile operators. Total accounts receivable amounted to $8.2 million at June 30, 2013, consisting of $6.6 million in amounts due from Russian mobile operators and $1.6 million of TOT Group, Inc. merchant receivables.

The cycle of the TOT Payments processing business begins when TOT Payments charges merchants for processing services, based on a variable percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Merchant customers may also be charged miscellaneous fees, including statement fees, annual fees, monthly minimum fees, fees for handling chargebacks, gateway fees, and fees for other miscellaneous service.

The cycle of the Russian TOT Money mobile payment processing business begins with TOT Money paying aggregators for traffic to be provided to mobile operators. Aggregators provide transactions to TOT Money for processing and billing to the mobile operators TOT Money has contracts with. The mobile operator contracts and associated receivables are with the three largest mobile telecommunications companies in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom. The Company does not reserve for these accounts receivable given our payment history with each mobile operator and the size of each mobile operator company. The collection cycle with mobile operators is approximately 45 days. As discussed in Note 5, during the second quarter of 2013, the Company concluded that a significant amount of aggregator advances would not be recoverable in the form of future business from the aggregators. In addition, based on its review of transactions with aggregators, the Company concluded that there are no advances to aggregators as of June 30, 2013. As a result, the Company recorded a provision for unrecoverable advances of approximately $5.8 million for the three months ended June 30, 2013 related to unrecoverable aggregator advances. The Company had previously recorded loss provisions of approximately $1.0 million in the prior quarter and during 2012.

In June of 2013, TOT Money entered into a new agreement with the general director, pursuant to which he was relieved of his position as general director and appointed as commercial director with responsibility to develop and promote new business. A new general director of TOT Money was appointed to manage the business and operations. New controls were implemented to pre-verify all payments to aggregators with the mobile operators to ensure the traffic is validated. Additionally, an agreement was reached with the former general director for the Company to recover $3.8 million in a settlement agreement. This settlement agreement is recorded as a note receivable for $720,000, which is the present value of $3.8 million less a reserve for $1.1 million, given repayment will be from future profit sharing and TOT Money has not been historically profitable. TOT Money expects to recover within 48 months through the holdback of profit sharing payments with the former general director. Once the former general director has repaid the $3.8 million settlement, he will again be entitled to receive normal monthly profit distributions.

Effective July 1, 2013, the TOT Money changed its policy where it no longer advances funds to aggregators for future processing volume. Instead, TOT Money reimburses aggregators on a weekly basis based on processing volume provided by the aggregators in the previous week.

The Company monitors all accounts receivable, notes receivable and transactions with aggregators on a quarterly basis to ensure collectability and the adequacy of loss provisions. Considerations include payment history, business volume history, financial statements of borrower, projections of borrower and other standard credit review documentation. Management uses its best judgment to adequately reserve for future losses after all available information is reviewed.

NOTE 7. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life	June 30,	December 31,
	(in years)	2013	2012
Furniture and equipment	3 - 10	$335,086	$325,522
Computers	2 - 5	313,553	312,771
Leasehold improvements*		-	19,956
Total		648,639	658,249

Less: Accumulated depreciation and amortization		(378,285)	(367,232)

Total fixed assets, net		$270,354	$291,017

* Leasehold improvements are amortized over the shorter of the economic usefull life or the lease term.

Depreciation and amortization expense was $41,957 and $119,678 for the three months ended June 30, 2013 and 2012, respectively, and $84,018 and $188,341 for the six months ended June 30, 2013 and 2012, respectively.

NOTE 8.  INTANGIBLE ASSETS

Merchant Portfolios

The following table reflects the Company’s merchant portfolio at their cost and net carrying value as of June 30, 2013:

	Fair	Useful Life in	Accumulated
	Market Value	Months	Amortization	Net

Process Pink Payments, LLC	$1,447,089	21	$160,273	$1,286,816
TOT BPS, LLC	$1,852,851	18	238,051	$1,614,800
TOT HPS, LLC	$102,050	18	13,111	$88,939
TOT FBS, LLC	$968,010	25	90,382	$877,628
	$4,370,000		$501,817	$3,868,183

The useful lives of merchant portfolios represent management’s best estimate over which the Company will recognize the economic benefits of these intangible assets.

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

During the three months ended June 30, 2013, two key executives signed covenants not to compete. These covenants have a three-year life and have an estimated fair market value of $781,667 as of June 30, 2013.

At June 30, 2013 and December 31, 2012, the Company had $5,417,015 of intangible assets of which $4,389,091 was attributed to TOT Group as follows:

	Domain Name	IP Sofware	Portfolios	Client Acquisition Costs	Covenent non to compete	Capitalized Patent Cost	Other	Total
Balance at January 1, 2013	$173,750	$-				$37,920	$1,195	$212,865
Additions	-	-	-	-		-	-	-
Amortization	-	-	-	-		(1,009)	-	(1,009)
Impairment	-	-	-	-		-	-	-
Balance at March 31, 2013	$173,750	$-	$-	$-	$-	$36,911	$1,195	$211,856
Additions	-	258,748	4,370,000	282,380	840,000	-	35,410	5,786,539
Amortization	-	-	(501,817)	(20,220)	(58,333)	(1,009)	-	(581,379)
Impairment	-	-	-	-		-	-	-
Balance at June 30, 2013	$173,750	$258,748	$3,868,183	$262,160	$781,667	$35,902	$36,605	$5,417,015

Amortization expense for the three months ended June 30, 2013 was $581,379 and $0 for the three months ended June 30, 2012.

The following table presents the estimated aggregate amortization expense of other intangible assets for the next five years. The table displays amortization expense for the six months ending December 31, 2013 and the years ending December 31, 2014-2017.

22

2013	$1,488,221
2014	2,728,289
2015	605,728
2016	116,616
2017	45,663
Total	$4,984,517

NOTE 9. SHORT TERM LOANS

As of June 30, 2013, the Company had approximately $2.6 million in short term loans under a short term factoring agreement with Alfa-Bank, which was entered by the Company’s Russian subsidiary, TOT Money, on September 28, 2012. As of December 31, 2012, the Company had approximately $9.4 million in short term loans which consists of: (i) $7.6 million under the factoring agreement with Alfa-Bank; and (ii) $1.8 million under a credit agreement with Alfa-Bank that was entered by TOT Money on August 17, 2012.

As stated above, on September 28, 2012, the Company’s Russian subsidiary, TOT Money, entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended, TOT Money has assigned to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 400 million Russian rubles (approximately $12.9 million in U.S. dollars) provided by Alfa-Bank to TOT Money. The amount loaned by Alfa-Bank pursuant to the agreement with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the agreement, Alfa-Bank is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. The term of the agreement is from September 28, 2012 until December 5, 2013. Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 in U.S. dollars) per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% annually of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the factoring agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is Chairman of the Board of Directors of the Company.

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

On February 13, 2013, the Alfa Bank Credit Agreement had a loan balance of 53,900,000 rubles (approximately $1.8 million in U.S. dollars) secured by 55,000,000 rubles (approximately $1.8 million in U.S. dollars) in restricted cash. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. The balance of this loan was $0 and $1.8 million at June 30, 2013 and December 31, 2012, respectively. The Company’s short term payable due to factoring was $2,568,467 at June 30, 2013.

NOTE 10. ACCRUED EXPENSES

At June 30, 2013 and December 31, 2012, accrued expenses amounted to $3,615,790 and $925,966, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
Accrued professional fees	$805,295	$470,382
Accruals to aggregators	428,017	-
Promotional expense	76,238	221,311
Accrued interest	306,987	39,421
Accrued payroll and bonus	1,323,441	52,760
Deferred revenue	340,262	0
Other accrued expenses	335,550	142,092
	$3,615,790	$925,966

Included in accrued payroll and bonus is $1,122,509 of accrued performance bonuses attributed to the TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 11. LONG TERM DEBT

The Company assumed several long-term debt obligations in connection with its acquisition of the business assets of Unified Payments on April 16, 2013, which are summarized in the below tables.

The components of the Company’s outstanding long-term debt as of June 30, 2013 are as follows:

MBF Merchant Captial, LLC	$4,880,649
RBL Group, LLC	2,963,987
Capital Sources of NY	2,300,000
K1 Holding, Net of discount $446,391	1,553,609
Georgia Notes, LLC	10,201,028
Other	167,281
Subtotal	$22,066,554
Less current portion	1,656,086
Long -term debt	$20,410,468

MBF Merchant Capital, LLC

The note payable to MBF Merchant Capital, LLC has a loan balance of $4,880,649, with a stated interest rate of 9.75% and monthly interest payments of $43,699 per month through May 15, 2015 and a balloon payment of $5,000,584 (includes accrued interest), which is due on May 15, 2015.

RBL Capital Group, LLC

The Company assumed two long-term notes with RBL Capital Group, LLC:

One note provided for a 15.635% interest rate and an assumed balance of the note, which was $1,532,853 at the acquisition date. The note requires monthly payments of $77,560 per month and is secured by the residuals received by a legacy processor of Process Pink. The Company assumed an amendment whereby, in the event that the cash flow ratio, as defined in the loan agreement is at the end of any calendar month less than 2:1 for three consecutive months, then the Company will be obligated to increase the monthly principal and interest payment to be $125,000 until such time the ratio falls below 2:1 for two consecutive months. Certain prepayment penalties exist, up to a maximum of 4% of the amount pre-paid, if the note is paid prior to maturity. The loan is collateralized by a security agreement whereby the lender has a senior priority security interest in the assets of the borrower. As of June 30, 2013, the lender has agreed not to accelerate any payments.

The second note provided for a 15.635% interest rate and an assumed balance of the note, which was $1,673,485 at the acquisition date. The note requires monthly payments of $84,584 per month and is secured by residuals received by a legacy processor of TOT BPS, LLC. The Company assumed an amendment whereby, in the event of the cash flow ratio, as defined in the loan agreement, is at the end of any calendar month less than 1.7:1 for two consecutive months, then the Company will be obligated to increase the monthly principal and interest payment to be $125,000 until such time the ratio falls below 1.7:1 for two consecutive months. As of June 30, 2013, the lender has agreed not to accelerate any payments.

Capital Sources of New York

The Company assumed the outstanding note payable of $2,300,000 in principal due to Capital Sources of New York. Under the terms of the note, the note is interest only through February 1, 2013, at which time principal and interest is payable in 24 equal installments. The note bears interest at a rate of 15% per annum. The note is unsecured. The total principal outstanding under the note was $2,300,000 as of June 30, 2013. The Company recorded interest expense related to the note of $86,250 for the three months ended June 30, 2013.

K 1 Holding Limited

On May 14, 2013, the Company executed and delivered to K 1 Holding Limited (“K1 Holding”) a promissory note, dated May 13, 2013, in the principal amount of $2 million, in connection with a loan in such amount made by K1 Holding to the Company. Proceeds from the loan are required to be used for general business purposes of the Company. Since there is no interest stated on this note, the Company used the effective interest method to calculate imputed interest at an effective rate of 13.25%. The Company recognized a discount on the loan of $463,358, resulting in an initial present value of $1,536,642. This discount will be amortized over the life of the loan as interest expense. As of June 30, 2013 the present value of the note was $1,553,609 and the remaining discount amounted to $446,391. For the three months and six months ended June 30, 2013 the Company recognized $16,967 of imputed interest on the note. The outstanding principal balance of the promissory note is required to be repaid no later than May 14, 2015 and may be prepaid in whole or in part at any time without penalty or charge. The unpaid principal balance of the promissory note will become immediately due and payable by the Company upon certain events of default, including in certain circumstances if the Company or its property becomes the subject of certain voluntary or involuntary bankruptcy or insolvency proceedings or if the Company fails to timely pay principal under the promissory note and such failure continues for five business days. K1 Holding is an affiliate of Igor Yakovlevich Krutoy. Mr. Krutoy, through K1 Holding, owns a 33% interest in the Company’s subsidiary OOO Music1.

The Company was negotiating a letter agreement dated May 13, 2013 with TGR Capital, LLC and K1 Holding, which provided that, as a condition to K1 Holding making the foregoing loan to the Company and to K1 Holding entering into an agreement to provide certain business development consulting services to the Company, (i) the Company would issue to K1 Holding a number of restricted shares of common stock of the Company equal to 2% of the total issued and outstanding shares of common stock of the Company at the time of issuance (the “New Issuance”) and (ii) TGR Capital, LLC would transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding’s and Mr. Krutoy’s aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer (the “TGR Transfer”). TGR Capital, LLC is an affiliate of the Company’s director and majority stockholder, Mike Zoi. As of the date this Report was filed with the Commission, neither the letter agreement nor the services agreement has been finalized or entered into by the parties.

Georgia Notes, LLC

Pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon will be converted into a 8% interest only loan with a face value of approximately $13.1 million (interest compounding annually with a balloon payment of approximately $13.1 million due on January 1, 2017) and upon such conversion, such loan will be assumed by a subsidiary of TOT Group. This convertible preferred membership interest is classified as long term debt in the accompanying consolidated balance sheets, at its present value of $10,201,029, which includes accrued interest, in accordance with the Contribution Agreement.

Scheduled Debt Principal Repayment

Scheduled principal repayments on all debt, including the balloon payment on the K1 Holding Ltd. and Georgia Notes, LLC notes are as follows:

Six months ended December 31, 2013	$1,656,086
Year ended December 31, 2014	2,424,567
Year ended December 31, 2015	8,246,421
Year ended December 31, 2016	-
Year ended December 31, 2017	13,268,000
Total	$25,595,074

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

On May 10, 2013, the Company entered into a new lease agreement, which is dated as of May 1, 2013, for approximately 5,200 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The Company moved its corporate headquarters and principal executive office to this location in June 2013. The term of the lease agreement is from May 1, 2013 through December 31, 2016, with monthly rent at the rates of $16,800 per month (or $134,400 for the initial eight-month period) for the period from May 1, 2013 through December 31, 2013, $17,640 per month (or $211,680 per year) for the period from January 1, 2014 through December 31, 2014, $18,522 per month (or $222,264 per year) for the period from January 1, 2015 through December 31, 2015 and $19,448.10 per month (or $233,377.20 per year) for the period from January 1, 2016 through December 31, 2016.

Until May 31, 2013 we leased approximately 6,500 square feet of office space in Miami, Florida at annual rent of $201,695.  Beginning in January 2013 until the lease term expired, Enerfund, LLC, which is wholly owned by our director and majority stockholder, Mike Zoi, used part of this office space and paid a pro-rata amount of the rent in an amount equal to $8,500 per month (or $102,000 per year).  The lease term expired May 31, 2013 and we relocated to Unified Payments’ office in North Miami Beach (described in the preceding paragraph) upon the expiration of the lease.

As discussed in Note 5, the Company entered into a settlement agreement with the former general director of TOT Money. Pursuant to the agreement, the former general director is to receive profit sharing of 30% of the TOT Money profit as adjusted by certain items listed in the settlement agreement if they relevant for the period. The amounts due for profit sharing are currently being applied to the settlement agreement balance ($3.8 million). Once the settlement agreement is repaid, the former general director will begin to receive his 30% profit sharing payments on a going forward basis.

The Company also leases office space in Russia and the Ukraine. Total rent expense for these leases was $97,651 and $62,968 for the three months ended June 30, 2013 and 2012, respectively. Future minimum lease payments are $192,466 for 2013 and $159,028 for 2014, respectively.

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

Yehuda Keller

On December 10, 2010, Yehuda Keller, among others, (“Plaintiffs”) filed an action against, among other entities, Merchant Capital Portfolios, LLC, MPS Oldco, PPP Oldco, their parent company, and other affiliates of the parent (collectively “Defendants”), alleging, among other things, the Company failed to make certain residual payments to Plaintiffs after assuming the obligations of such payments in the purchase of certain assets from the Plaintiffs.

The Defendants disputed the allegations made by the Plaintiffs. During 2011, the parties were actively engaged in negotiating a settlement to the case. The Company has not reached a final settlement with the Plaintiff but has a reserve as of June 30, 2013 to cover its legal fees and the estimated settlement of the case, which is included in accrued expenses in the accompanying consolidated balance sheet as of June 30, 2013. As of the date this Report was filed with the Commission, this matter is still active on the Court docket. According to the docket, motions were made to dismiss the complaint against certain named defendants, including those companies previously associated with Unified Payments. An order was entered in connection with the motion filed only dismissing the case against one of the named defendants and an appeal was filed for reconsideration of the motion. To the best of our knowledge the appeal has yet be heard.

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court(Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  The defendant is the successor in interest to Paymentech.   On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due.  The Court granted a temporary injunction in favor of TOT Payments which prevents the defendant from soliciting any of the merchant accounts involved and set a hearing date for August 20, 2013 to determine the issue of the release of the withheld funds to TOT Payments pending the finalization of the court action.

Other Legal Proceedings

The Company is also involved in certain legal proceedings and claims, which arise in the ordinary course of business. In the opinion of the Company, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition, or cash flows. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition, and cash flows.

NOTE 13. RELATED PARTY TRANSACTIONS

As of June 30, 2013, the Company had $290,696 due to related parties, consisting primarily of $264,802 of which is due to Green Venture Group, LLC, an entity controlled by Mike Zoi, who owns a majority of the Company’s outstanding stock, ($191,250) in motorsport debt restructuring, $135,694 due to motorsport shareholders and approximately $85,000 due to former minority owner of A&R Music Live, LLC.

Pursuant to an agreement dated January 31, 2013, the Company ceased all operations of A&R Music Live, LLC and terminated the employment of Stephen Strother (the founder and former President of Music1, LLC) as of January 31, 2013, with agreement to pay him $150,000 over the next twelve months and to transfer and assign to him the Company’s 97% interest in A&R Music Live, LLC, the internet domain name www.arlive.com and related intellectual property rights (which transfers and assignments were completed on February 8, 2013). As of February 8, 2013, Mr. Strother owned a 100% interest in and operates A&R Music Live, LLC. The Company retained ownership of and rights to www.music1.com and www.music1.ru . The Company recorded a charge of approximately $84,000 to reflect the loss on disposition of business during the three months ended March 31, 2013, which is reflected in other expense in the accompanying consolidated statements of operations.

NOTE 14. STOCKHOLDERS’ EQUITY

Subscription Agreements

On February 2, 2012, Net Element entered into a Subscription Agreement with one of its directors, Felix Vulis, pursuant to which Mr. Vulis purchased from the Company for $100,000: (i) 16,667 shares of common stock of the Company; (ii) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $10 per share; (iii) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $20 per share; and (iv) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $40 per share. These warrants were cancelled on October 2, 2012 pursuant to the Merger Agreement with Net Element. The price of the Company’s stock was $13.60 on the date of grant and the Company recorded a corresponding compensation charge of $806,667 during the six months ended June 30, 2012..

On February 23, 2012, Net Element entered into a Subscription Agreement pursuant to which it sold 333,333 newly issued shares of common stock of the Company to Kenges Rakishev for an aggregate purchase price of $2,000,000, or $6.00 per share. In connection with this Subscription Agreement, the Company recorded a corresponding compensation charge for $1,333,333 to recognize the difference between $6.00 per share and the market price of the stock on February 23, 2012 of $10.00 per share during the six months ended June 30, 2012.

On April 6, 2012, the Company entered into a Joint Venture Agreement with Igor Yakovlevich Krutoy. Pursuant to the Joint Venture Agreement, the parties agreed to form a limited liability company under the laws of the Russian Federation named Music1 (“Music1 Russia”), which would be owned 67% by the Company’s newly formed subsidiary Net Element Russia and 33% by a newly formed company controlled by Mr. Krutoy which is to be named K1 Holdings. The general purpose of the Music1 Russia joint venture is to promote the Company’s www.music1.com platform in the Commonwealth of Independent States (CIS) countries (comprised of participating states of the former Soviet Union).

For a nominal amount, K1 Holdings acquired a 33% ownership interest in Music1 Russia. The Company agreed to contribute to Music1 Russia (i) exclusive, non-assignable, royalty-free, perpetual, world-wide rights to use and operate the Internet domain www.music1.com (the “Website”), (ii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to use the Company’s Launchpad computer system technology for the operation of Internet based contests, (iii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to integrate the Company’s Music Brain technology into the Website and (iv) not less than $2 million in the form of an interest-free loan to maintain the operations of Music1 Russia. Mr. Krutoy also agreed to (i) provide monetization opportunities; propositions and other business development introductions identified by Music1 Russia as having significant business potential and (ii) act as an advisor and Chairman of the Board of Directors of Music1 Russia for a period of two years. As consideration for such advisory services and services as Chairman of the Board of Directors of Music1 Russia, the Company agreed to issue Mr. Krutoy 125,000 shares of restricted stock of the Company, with half of such shares issued to Mr. Krutoy within one month after he becomes Chairman of Music1 Russia and the other half of such shares issued to Mr. Krutoy within one month after the start of the second calendar year of his term as Chairman of Music1 Russia. The Company did not issue any shares of restricted stock to Mr. Krutoy during the three months ended June 30, 2012.

Pursuant to the Joint Venture Agreement, the first $4 million of distributions by Music1 Russia are required to be made 50% to Net Element Russia and 50% to K1 Holdings. Thereafter, the next $13 million of distributions by Music1 Russia are required to be made 100% to Net Element Russia. Thereafter, distributions by Music1 Russia are required to be made in proportion to Net Element Russia’s and K1 Holdings’ respective ownership interests in Music1 Russia.

In accordance with the Joint Venture Agreement, on June 6, 2012 Mr. Krutoy entered into a Subscription Agreement to purchase 333,333 shares of Net Element common stock for an aggregate purchase price of $2 million, which amount was funded on June 6, 2012. A compensation charge of $800,000 was recorded to recognize the difference between the fair value and contracted value of shares provided during the six months ended June 30, 2012.

Other

During December 2012, the Company’s Board of Directors authorized, and the Company announced on December 10, 2012, a plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. For the six months ended June 30, 2013, the Company repurchased 170,322 shares of its common stock for $477,966 or an average of $2.81 per share including 137,207 shares that were repurchased by the Company in a private transaction outside the parameter of the publicly announced repurchase plan.

NOTE 15. WARRANTS

At June 30, 2013, the Company had 8,938,900 warrants outstanding (as a result of 1,100 warrants exercised during 2012) with a weighted average exercise price of $7.50 and a weighted average contract term of 4.51 years.

On January 22, 2013, the Company filed a post-effective amendment on Form S-3 to its registration statement on Form S-4 (File No. 333-182076), as subsequently amended, in order to register the issuance and sale by the Company of up to 4,600,000 shares of common stock upon the exercise of warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) in connection with its initial public offering, which warrants became exercisable upon the consummation of the transactions contemplated by the Merger Agreement between the Company and Net Element dated as of June 12, 2012. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. As of the date this Report was filed with the Commission, that post-effective amendment has not been declared effective by the Commission.

On February 12, 2013, the Company filed a registration statement on Form S-3 (File No. 333-186621), as subsequently amended, in order to register (i) the resale from time to time by the selling security holders identified therein of up to 4,340,000 warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) to Cazador Sub Holdings Ltd. in connection with a private placement prior to the Company’s initial public offering and that became exercisable beginning on April 2, 2013, and (ii) the issuance and sale by the Company of up to 4,340,000 shares of common stock upon exercise of such warrants. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. As of the date this Report was filed with the Commission, that registration statement has not been declared effective by the Commission. Of the 4,340,000 warrants issued, Francesco Piovanetti (the former Chief Executive Officer and a former director of the Company) and David P. Kelley II (a current director of the Company) own 3,609,631 and 14,000 warrants, respectively, to purchase an aggregate of 3,623,631 shares of the Company’s common stock.

NOTE 16. INCOME TAXES

There was no U.S. or foreign current or deferred income tax provision for the three months ended June 30, 2013 and 2012.

As of June 30, 2013 and December 31, 2012 the Company has a full valuation on its net deferred tax assets. The Company’s net deferred tax assets are primarily composed of net operating loss carryforwards (“NOLs”). These NOLs total approximately $28.8 million and $25.0 million for federal, approximately $17.0 million and $13.2 million for state, and approximately $6.9 million and $1.5 million for foreign as of June 30, 2013 and December 31, 2012, respectively. Federal and state NOLs could be subject to limitations if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

In order to fully utilize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years to utilize its NOLs prior to their expiration. ASC Topic 740, “ Income Taxes ”, requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation, the Company has concluded that based on the weight of available evidence, it is not more likely than not that the Company will realize any of the benefit of its net deferred tax assets. Accordingly, as of June 30, 2013, the Company maintained a full valuation allowance totaling approximately $10.9 million.

NOTE 17. SEGMENT INFORMATION

The Company has two reportable segments: mobile commerce and payment processing, and entertainment and culture Internet destinations. The Company determines the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. The principal revenue stream for each of these segments varies according to its principal activities. During the three months ended June 30, 2013, the principal revenue stream for both mobile commerce and payment processing and entertainment and culture Internet destinations came from services fees.

During the three months ended June 30, 2012, the Company had only one reportable business segment: entertainment and culture Internet destinations. The principal revenue stream for entertainment and culture Internet destinations came from services fees.

The accounting policies of the individual transactions in the reportable segments are the same as those of the Company. Transactions between reportable segments are primarily conducted at market rates, resulting in segment profits or expenses that are eliminated for reporting consolidated results. A general overview of each reportable segment is provided below.

•	Mobile commerce and payment processing

In April 2013, the Company reorganized its mobile payment commerce and processing divisions into TOT Group, Inc. This consists of TOT Payments, LLC, its subsidiaries, TOT Money and Aptito, LLC (80% owned).

TOT Payments, is engaged in the business of providing payment processing solutions to small and medium size merchants located across the United States. The Company generates revenues from transaction fees, service fees, percentage of the dollar amount of each transaction and other fees associated with processing of a cashless transaction at the point of sale. The Company’s serves merchants primarily in the retail, restaurant, supermarket, petroleum and hospitality sectors.

TOT Payments’ service and product offerings facilitate the exchange of information and funds between merchants and cardholders’ financial institutions, providing end-to-end electronic payment processing services, including merchant set-up and training, transaction authorization and electronic draft capture, clearing and settlement, merchant accounting, merchant assistance and support and risk management, in both traditional card-present and card-not-present environments.

TOT Money (a Russian limited liability company) was created to develop a business in processing mobile commerce payments. TOT Money launched operations in Russia during the third quarter of 2012. TOT Money has entered into contracts with the three largest mobile phone operators in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom, to facilitate payments using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) for their mobile phone subscribers in Russia. TOT Money earns service fee revenues for payment processing.

Initially, the Company planned to adapt the existing revenue sharing platform used in Openfilm.com to a mobile commerce payment platform. However, TOT Money is currently using the payment processing systems of SDSP Group in Russia for a monthly fee. TOT Money is concurrently seeking a way to buy, license or build its own mobile payment processing system.

Aptito LLC is engaged in the business of the implementation and sales of an all-in-one, cloud-based, digital point-of-sale software and customer relations management and payments platform, including the Restaurant mPOS, a tablet-based point-of-sale solution that combines traditional point-of-sale functionality with mobile ordering, payments, social media, intelligent offers, mobile applications, loyalty and transactional data all in one solution using a cloud-based payments platform.

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

Openfilm

Openfilm is an online media company that supports a community of independent film enthusiasts and filmmakers. Openfilm owns and operates the website openfilm.com, which is based on a proprietary video platform (licensed to Openfilm by the Company’s wholly-owned subsidiary, NetLab Systems IP LLC) and certain know-how and methods developed by Openfilm that unite elements of the film industry that the Company believes are of most interest and value to Openfilm’s users in a single location. Openfilm derives revenues from license fees, video advertising, display advertising and membership fees, as well as contest entry fees.

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

Openfilm offers aspiring filmmakers an opportunity to have their work screened by a distinguished group of Hollywood insiders who make up the Openfilm Advisory Board, including actor James Caan (Chairman of the Openfilm Advisory Board as well as a member of the Company’s Board of Directors), actor Robert Duvall, director Marc Rydell and actor and filmmaker Scott Caan.

The following tables present financial information of the Company’s reportable segments for the three months ended June 30, 2013 and 2012. The “eliminations” column includes all intercompany eliminations for consolidated purposes.

	For the quarter ended June 30, 2013
Description	Mobile Commerce Payment Processing Services	Online Businesses	Eliminations	Totals
Net revenues	$5,607,599	$8,120	$-	$5,615,719
Cost of revenues	(4,124,494)	(27,461)	-	(4,151,955)
General and administrative	(1,952,993)	(1,854,920)	-	(3,807,913)
Provision for loan losses	(5,692,487)	(100,000)	-	(5,792,487)
Goodwill and intangible asset impairment charges	(11,200,000)	-	-	(11,200,000)
Depreciation and amortization	(522,898)	(103,089)	-	(625,987)
Interest expense	(1,110,918)	238,437	-	(872,481)
Other expense	(1,615)	(2,326)	-	(3,941)
Non-controlling interest	576,437	30,911	-	607,348
Net Loss	$(18,421,369)	$(1,810,328)	$-	$(20,231,697)
Assets	$15,814,860	$8,046,024	$-	$23,860,884

	For the quarter ended June 30, 2012
Description	Mobile Commerce Payment Processing Services	Online Businesses	Eliminations	Totals
Net revenues	$-	$37,818	$-	$37,818
Cost of revenues	-	(100,154)	-	(100,154)
General and administrative	-	(2,443,387)	-	(2,443,387)
Depreciation and amortization	-	(119,678)	-	(119,678)
Interest income (expense)	-	(71,727)	-	(71,727)
Other Income (expense)	-	-	-	-
Non-controlling interest	-	123,865	-	123,865
Net Loss	$-	$(2,573,263)	$-	$(2,573,263)

The following tables present financial information of the Company’s reportable segments for the six months ended June 30, 2013 and 2012. The “eliminations” column includes all intercompany eliminations for consolidated purposes.

	For the six months ended June 30, 2013
Description	Mobile Commerce Payment Processing Services	Online Businesses	Eliminations	Totals
Net revenues	$6,475,750	$14,484	$-	$6,490,234
Cost of revenues	(4,388,998)	(38,423)	-	(4,427,421)
General and administrative	(2,307,266)	(4,568,972)	-	(6,876,238)
Provision for loan losses	(6,199,072)	-	-	(6,199,072)
Goodwill and intangible asset impairment charges	(11,200,000)	-	-	(11,200,000)
Depreciation and amortization	(522,898)	(146,165)	-	(669,063)
Interest expense	(1,510,342)	387,291	-	(1,123,051)
Other expense	(1,615)	(82,866)	-	(84,481)
Non-controlling interest	575,777	47,787	-	623,564
Net Loss	$(19,078,664)	$(4,386,864)	$-	$(23,465,528)
Assets	$15,814,860	$8,046,024	$-	$23,860,884

	For the six months ended June 30, 2012
Description	Mobile Commerce Payment Processing Services	Online Businesses	Eliminations	Totals
Net revenues	$-	$112,628	$-	$112,628
Cost of revenues	-	(199,781)	-	(199,781)
General and administrative	-	(6,462,092)	-	(6,462,092)
Depreciation and amortization	-	(188,341)	-	(188,341)
Interest income (expense)	-	(144,401)	-	(144,401)
Other Income (expense)	-	(411,225)	-	(411,225)
Non-controlling interest	-	195,953	-	195,953
Net Loss	$-	$(7,097,259)	$-	$(7,097,259)

NOTE 18. RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2012, adjustments were made to the Company’s equity accounting for certain first and second quarter 2012 transactions. The effects of these adjustments were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission. The financial statements for the three months ended June 30, 2012 have been restated to include the effects of these adjustments. The following details the effects of the changes on the statement of operations and comprehensive loss and statements of cash flows for the three months ended June 30, 2012:

	Three Months Ended June 30, 2012	Adjustment	Three Months Ended June 30, 2012 (As Restated)	Six Months Ended June 30, 2012	Adjustment	Six Months Ended June 30, 2012 (As Restated)
Net Revenues	$37,818	$-	$37,818	$112,628	$-	$112,628
Operating Expenses
Cost of revenues	100,154	-	100,154	199,781	-	199,781
Business development	278,506	-	278,506	464,026	-	464,026
General and administrative	1,665,359	425,550	2,090,909	3,285,867	2,565,551	5,851,418
Product development	73,972	-	73,972	146,648	-	146,648
Depreciation and amortization	119,678	-	119,678	188,341	-	188,341
Total operating expenses	2,237,669	425,550	2,663,219	4,284,663	2,565,551	6,850,214
Loss from operations	(2,199,851)	(425,550)	(2,625,401)	(4,172,035)	(2,565,551)	(6,737,586)

Non-operating expense
Interest income (expense)	(71,727)	-	(71,727)	(144,401)	-	(144,401)
Other income (expense)	-	-	-	(411,225)	-	(411,225)
Loss before income tax provision	(2,271,578)	-	(2,697,128)	(4,727,661)	-	(7,293,212)
Income tax provision	-	-	-	-	-	-
Net Loss from operations	(2,271,578)	-	(2,697,128)	(4,727,661)	-	(7,293,212)
Net loss attributable to
the noncontrolling interest	123,865	-	123,865	195,953	-	195,953
Net loss	$(2,147,713)	$-	$(2,573,263)	$(4,531,708)	$-	$(7,097,259)

Other comprehensive income
Foreign currency translation gain	(8,977)	-	(8,977)	(8,876)	-	(8,876)
Comprehensive loss	$(2,156,690)	$-	$(2,582,240)	$(4,540,584)	$-	$(7,106,135)
Net loss per share - basic and diluted	$(0.11)	$-	$(0.13)	$(0.24)	$-	$(0.37)

Weighted average number of common shares
outstanding - basic and diluted	19,115,616	-	-	18,967,715	-	-

The adjustment of $425,550 is comprised of $800,000 in non-cash compensation expense related to a subscription agreement with Igor Krutoy, pursuant to which shares of common stock were sold to Mr. Krutoy below the market price at the time of sale and ($374,450) relating to an adjustment to non-cash compensation expense for the modification of the employment agreement with Richard Lappenbusch.

The adjustment of $2,565,551 is comprised of:

•	$425,550 described above.
•	$1,333,334 in non-cash compensation expense related to a subscription agreement entered into with one of our current directors, Kenges Rakishev, pursuant to which shares of common stock were sold to Mr. Rakishev below the market price at the time of sale.
•	$806,667 in non-cash compensation expense related to a subscription agreement entered into with one of our current directors, Felix Vulis, pursuant to which shares of common stock and warrants were sold to Mr. Vulis below the market price at the time of sale

The adjustment of non-cash compensation expense for $2,565,551 made to the statements of operations as set forth above is also reflected in an adjustment to the statement of cash flows as follows:

	Six Months		Six Months
	Ended		Ended
	June 30, 2012	Adjustment	6/30/2012 (As Restated)
Cash flows from operating activities:
Net loss	$(4,531,708)	$(2,565,551)	$(7,097,259)
Adjustments to reconcile net loss to net
cash used in operating activities:
Loss attributable to investment in subsidiary	411,225	-	411,225
Decrease in noncontrolling interests	(195,953)	-	(195,953)
Loan discount interest expense	5,438	-	5,438
Depreciation and amortization	188,341	-	188,341
Non-cash compensation	828,323	2,565,551	3,393,874

Changes in assets and liabilities, net of acquistions
and the effect of consolidation of equity affiliates:
Prepaid expenses and other assets	(13,055)	-	(13,055)
Contract receivable, net	(2,774)	-	(2,774)
Accounts payable	281,898	-	281,898
Accrued expenses	163,637	-	163,637
Total adjustments	1,667,080	2,565,551	4,232,631
Net cash used in operating activities	(2,864,628)	-	(2,864,628)

Cash flows from investing activities
Capitalized web development and patent costs	(237,079)	-	(237,079)
Purchase of fixed assets	(81,943)	-	(81,943)
Net cash used in investing activities	(319,022)	-	(319,022)

Cash flows from financing activities:
Due from related parties	158,955	-	158,955
Contributed capital from non-controlling equity investors	4,168,721	-	4,168,721
Advances on related party note	391,125	-	391,125
Repayments on related party note	(75,000)	-	(75,000)
Net cash provided by financing activities	4,643,801	-	4,643,801

Effect of exchange rate changes on cash	(8,876)	-	(8,876)
Net increase (decrease) in cash	1,451,275	-	1,451,275

Cash at beginning of period	83,173	-	83,173
Cash at end of period	$1,534,448	$-	$1,534,448

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

Overview; Recent Developments

We have two reportable business segments, consisting of (i) mobile commerce and payment processing, and (ii) entertainment and culture Internet destinations. During the three months and six months ended June 30, 2012, we had only one reportable business segment: entertainment and culture Internet destinations.

The Company’s subsidiary TOT Group, Inc. (formerly known as TOT, Inc.) (“TOT Group”) is a multinational, mobile payments and transaction processing holding company, which provides a range of flexible online and offline payment solutions. Clients include wireless carriers, content providers and merchants. TOT Group delivers comprehensive, end-to-end payment solutions to enable merchants to reliably accept cashless transactions at the point of sale (“POS”). From processing electronic payments at the POS to processing mobile commerce transactions to managing merchant terminals and providing information management services, TOT Group through its proprietary technology offers innovative solutions which allow its merchants to streamline their payments resources. Through TOT Group, the Company generates revenues from transaction fees, service fees, percentage of the dollar amount of each transaction and other fees associated with processing of cashless transactions at the points of sale. The Company serves merchants primarily in the retail, restaurant, supermarket, petroleum and hospitality sectors. In addition, TOT Group (through its subsidiary OOO TOT Money (“TOT Money”)) operates the Company’s provider of carrier-integrated mobile payments solutions. TOT Money’s relationships with mobile operators give the Company substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer customers In-App, P-SMS and Online and Carrier Billing solutions in over 49 countries.

During the third quarter of 2012, our subsidiary, TOT Money, launched operations as a provider of carrier-integrated mobile payments solutions in Russia. Since then, TOT Money has continued seeking to expand its carrier-integrated mobile payments business primarily in the Commonwealth of Independent States (CIS) countries (comprised of participating states of the former Soviet Union) and other emerging markets. During the second half of 2012, TOT Money entered into contracts with the three largest mobile phone operators in Russia, Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom, to facilitate payments using SMS and MMS for their mobile phone subscribers in Russia.

On April 16, 2013, certain subsidiaries of TOT Group acquired substantially all of the business assets of Unified Payments, LLC, a Delaware limited liability company. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. For additional information, see Note 4 to the accompanying notes to unaudited condensed consolidated financial statements.

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

Since our inception, we have incurred significant operating losses (for additional information, see “Liquidity and Capital Resources” below). If we fail to maintain our relationships with merchants, mobile phone providers, content providers, lenders and other business partners, or fail to expand our base of advertisers or generate and maintain high quality content on our websites, it could harm our prospects. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing our technologies, Internet websites and applications and our operations.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

We reported a net loss of $20,231,697 or $(0.72) per share, for the three months ended June 30, 2013 versus a net loss of $2,573,263 (as restated), or $(0.13) per share, for the three months ended June 30, 2012. Basic and diluted weighted average shares outstanding were 28,133,699 and 19,115,616 for the three months ended June 30, 2013 and 2012, respectively.

Net revenues consist of payment processing fees, advertising fees, license fees and membership fees. Net revenues for the three months ended June 30, 2013 were $5,615,719, of which $5,607,599 were payment processing fees from our subsidiary TOT Group, Inc. This consisted of $4,601,830 from its subsidiary TOT Payments (which consists of the former operations of Unified Payments, which we acquired on April 16, 2013), $1,005,248 from its subsidiary TOT Group Russia (which owns TOT Money, our mobile commerce payment processing operations in Russia) and $520 from Aptito. Additionally, we earned $5,928 from our Motorsport web businesses. Net revenues for the three months ended June 30, 2012 were $37,818, which were primarily comprised of fees generated by our subsidiaries Music1 ($16,364), Motorsport ($12,666) and Openfilm ($8,248). Music1 revenues are primarily services fees while Motorsport revenues are primarily advertising revenue. As of February 8, 2013, A&R Music Live is no longer owned by Music1, so our results of operations in future periods will no longer include service fees generated by A&R Music Live. Openfilm revenues are a mix of license fees, advertising and subscription fees. The increase in net revenues in the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is primarily a result of the Unified Payments acquisition and the launch of our mobile commerce payment processing operations in Russia during the third quarter of 2012 through TOT Money. Our results of operations for the three months ended June 30, 2012 include only the operations of our online media products (websites and mobile applications).

Operating expenses totaled $25,578,342 for the three months ended June 30, 2013 versus $2,663,219 (as restated) for the three months ended June 30, 2012, representing an increase of $22,915,123. The primary reason for the increase in operating expenses is our acquisition of the operations of Unified Payments on April 16, 2013, which resulted in a $3,785,617 increase in cost of revenues, and $11,200,000 of goodwill impairment charge. In addition, we recorded a $5,792,487 provision for unrecoverable advances and we incurred $1,364,526 of increased general and administrative expenses and $506,309 of increased depreciation and amortization expenses in the three months ended June 30, 2013, which contributed to our increased operating expenses as compared to the three months ended June 30, 2012. Each of these expense items is discussed further below.

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, content acquired and created and certain payroll expense that is directly related to revenue creation. Cost of revenues for the three months ended June 30, 2013 was $4,151,955 as compared to $100,154 for the three months ended June 30, 2012, which represents an increase of $4,051,801 as detailed below.

	Qtr End	Qtr Ended	Increase /
Entity or Web Property	6/30/2013	6/30/2012	(Decrease)
TOT GROUP	$4,124,494	$-	$4,124,494
Nete Russia	$16,568	$-	$16,568
Nete Element	$-	$3,098	$(3,098)
Yapik	-	587	$(587)
LegalGuru	-	956	$(956)
Openfilm	-	19,794	(19,794)
Motorsport	10,893	56,687	(45,794)
Music	-	19,032	(19,032)
	$4,151,955	$100,154	$4,051,801

The increase in cost of revenues is primarily attributable to $4,124,494 in cost of revenues from TOT Group, Inc. due to the Unified Payments acquisition and operations of TOT Money. Of the $4,124,494, TOT Payments (which owns the business operations acquired from Unified Payments) accounted for $3,785,617. The primary costs are $2,980,959 of interchange fees, $186,638 of Visa® and MasterCard® charges, $521,631 of outside sales commissions and $79,215 in processing costs. The primary difference between $4,124,494 and $3,785,617 belongs to TOT Money (which first began operations in the third quarter of 2012) for the purchase of short numbers to facilitate creation of payment processing revenues. The increase in cost of revenues was partially offset by $89,261 decline in cost of revenues in Motorsport, Openfilm and other web properties due to decreased revenues of those properties.

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

General and administrative expenses were $3,807,913 for the three months ended June 30, 2013 as compared to $2,443,387 (as restated) for the three months ended June 30, 2012, representing an increase of $1,364,526, or 55.8%. General and administrative expenses for the three months ended June 30, 2013 and 2012 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, including certain salaries, benefits, taxes, professional fees, travel, rent, Internet expenses and other expenses required to run our business. General and administrative expenses for the three months ended June 30, 2013 and 2012 were attributable to:

Category	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Increase / (Decrease)
Non-cash compensation expense	$150,000	$732,102	$(582,102)
Salaries, benefits, taxes and contractor payments	1,270,701	736,181	534,520
Professional fees	1,301,780	330,030	971,750
Rent	180,235	114,936	65,299
Product development	37,050	42,542	(5,492)
Business development	8,346	272,792	(264,446)
Travel expense	289,614	76,428	213,186
Filing fees	50,613	10,161	40,452
Other expenses	519,574	128,215	391,359
Totals	$3,807,913	$2,443,387	$1,364,526

Non-cash compensation expense was $150,000 and $732,102 for the quarters ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2013, we recorded stock compensation expense to the members of our Board of Directors in the amount of $150,000 to accrue for board fees the Company agreed to. For the three months ended June 30, 2012, we incurred $732,102 in non-cash compensation expense comprised of $800,000 in non-cash compensation expense relating to a subscription agreement with Igor Krutoy, pursuant to which shares of common stock were sold to Mr. Krutoy below the market price at the time of the sale, ($189,358) relating to an adjustment to non-cash compensation expense for the modification of the employment agreement with the former Chief Operating Officer of Net Element, $25,888 for options granted to certain employees, $82,390 in deferred compensation amortization, $12,950 in non-cash compensation expense for stock provided for services, and non-cash compensation in the amount of $232 for deferred compensation amortization in Openfilm.

Salaries, benefits, taxes and contractor payments were $1,270,701 for the three months ended June 30, 2013 as compared to $736,181 for the three months ended June 30, 2012, representing an increase of $534,520, or 73%. The increase was mainly due to TOT Group which reported $454,410 of this amount, of which $210,498 was attributed to TOT Payments (began operations on April 16, 2013 as a result of acquiring the operations of Unified Payments) for the three months ended June 30, 2013. In addition, Net Element Russia had an increase of $219,084, and Splinex had an increase of $101,810, which were offset by decreases in such expenses for the Company’s executive management ($36,242), LegalGuru ($54,293), Yapik ($26,120), Net Lab Systems ($33,587), Music 1 ($57,179), Motorsport ($11,931) and Openfilm ($21,432). Net Element Russia began operations in the second quarter of 2012 and TOT Money had no expenses in the three months ended June 30, 2012. Splinex salaries and benefits were higher due to a shift from consulting to salaries during 2013. These increases were partially offset by decreased salaries, benefits and taxes with respect to the Company’s executive management and also in LegalGuru, Yapik, Netlab Systems, Music1, Motorsport, and Openfilm, all due to reduced headcount during the three months ended June 30, 2013 than for the same period during 2012.

Professional fees were $1,301,780 for the three months ended June 30, 2013 as compared to $330,030 for the three months ended June 30, 2012. The most significant increases in professional fees were attributable to general legal fees ($393,394), accounting / auditing fees ($362,376) and consulting fee ($302,934), partially offset by a $90,254 decrease in SEC compliance legal fees during the three months ended June 30, 2013 versus the three months ended June 30, 2012. General legal expenses increased $393,394 due to the use of additional outside legal counsel to assist in the reorganization of the Company after its merger transaction with Net Element. Accounting and auditing fees were $362,376 higher as the Company changed auditors from a local firm to a national firm and additional services required in connection with the merger and acquisitions. The consulting fees were higher $302,934 primarily as a result of adding TOT Group, which primarily was for consulting and legal fees.

Rent expense increased by $65,299, or 57%, from $114,936 for the three months ended June 30, 2012 to $180,235 for the three months ended June 30, 2013, primarily due to the acquisition of Unified Payments’ operations and the move of our principal executive office to the offices previously occupied by Unified Payments in North Miami Beach. For April and May, the Company maintained two locations and moved into the North Miami Beach office in June consolidating to one office. Also, TOT Money Russia rented office space and incurred the cost of $38,000.

Business development expenses were $8,346 for the three months ended June 30, 2013 as compared to $272,792 for the three months ended June 30, 2012. The reduction was mainly due to the 2013 decrease in development efforts related to the operations of LegalGuru, Yapik and Openfilm.

Travel expenses were $289,614 for the three months ended June 30, 2013 as compared to $76,428 for the three months ended June 30, 2012. Travel costs were higher for the three months ended June 30, 2013 due to increased travel to Russia in connection with the Russian operations of TOT Money. Our Russian operations were not started until the second quarter of 2012 (and we did not launch TOT Money’s operations until the third quarter of 2012) so there was no extensive Russian travel during the second quarter of 2012.

Other expenses were $519,574 for the three months ended June 30, 2013 as compared to $128,215 in other expenses for the three months ended June 30, 2012. Included in the $519,574 of other expenses for the three months ended June 30, 2013 were incremental other expenses from our Russian operations of $349,473, from TOT Group’s operations of $140,324 and other corporate expenses of $29,776. Of the $349,473 in other expenses from Russia, $331,000 was due to foreign currency losses (due to fluctuations in currency exchange rates).

We recorded a provision for unrecoverable advances of $5,792,487 for the three months ended June 30, 2013, which is primarily comprised of $4,510,404 in losses for advances to aggregators and $1,152,933 for a loss provision in note receivables (see also Liquidity and Capital Resources below). We had no provision for unrecoverable advances for the three months ended June 30, 2012.

During the second quarter of 2013, our new CEO and CEO’s appointed management of newly created TOT Group Russia completed analyzing our aggregator and mobile operator relationship including having discussions with select aggregators. As part of this review, it was determined that TOT Money’s former general director had provided advances to aggregators, which exceeded the future processing volumes to be provided by these aggregators. As a result, the Company recorded a provision for unrecoverable advances of approximately $5.8 million for the three months ended June 30, 2013 related to unrecoverable aggregator advances. The Company had previously recorded loss provisions of approximately $1.0 million in the previous quarter and during 2012. In June of 2013, TOT Money entered into a new agreement with the general director, pursuant to which he was relieved of his position as general director and appointed a commercial director with responsibility to develop and promote new business. A new general director of TOT Money was appointed to manage the business and operations. New controls were implemented to pre-verify all payments to aggregators with the mobile operators to ensure the traffic is validated. Additionally, an agreement was reached with the former general director for the Company to recover $3.8 million he agreed he was responsible to repay. For additional information, see Notes 5 and 6 of the accompanying notes to unaudited condensed consolidated financial statements.

During the three months ended June 30, 2013 the Company recognized $11,200,000 of non-cash, goodwill impairment losses relating to the goodwill from the Unified Payments acquisition. In connection with that acquisition, the Company recorded goodwill of approximately $17 million. As part of its June 30, 2013 financial statement closing process, as well as the Company’s review of its valuation of the Unified Payments business combination, the Company determined that the reported goodwill of its TOT Payments reporting unit as of June 30, 2013 was impaired.

The carrying amount of this reporting unit was negative as of June 30, 2013, thus the Company performed a step 2 analysis of the goodwill impairment test as of June 30, 2013. The fair value of the reporting unit was determined based on a combination of the income approach (discounted cash flow analysis) and market approach (guideline public company method). The result of the step 2 analysis indicated that the TOT Payment reporting unit’s goodwill was impaired by approximately $11.2 million as of June 30, 2013. The Company recorded a goodwill impairment charge of approximately $11.2 million for the three months ended June 30, 2013.

During the three months ended June 30, 2012, no goodwill impairment losses were recognized.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of merchant portfolios, client acquisition costs and capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $625,987 for the three months ended June 30, 2013 as compared with $119,678 for the three months ended June 30, 2012.  The $506,309 increase in depreciation and amortization expenses was primarily a result of adding assets from TOT Group, of which $522,898 was attributable to TOT Payments (began April 16, 2013 as a result of the Unified Payments Acquisition), partially offset by $83,412 due to decreases in LegalGuru ($42,537), Yapik ($12,969) Motorsport ($27,906) . The $522,898 primarily includes amortization of merchant portfolios ($501,817) and client acquisition costs ($20,220).

Total interest expense for the three months ended June 30, 2013 amounted to $872,481 versus $71,727 for the three months ended June 30, 2012, representing an increase of $800,754. This was primarily due to TOT Group’s assumption of $20,408,167 of indebtedness in connection with its acquisition of the business operations of Unified Payments, which resulted in interest expense of $585,307 for the three months ended June 30, 2013. This includes $287,453 of interest expense on notes payables that had a total balance of $10,311,916 at June 30, 2013 and $297,854 of accrued interest for the loan payable to Georgia Notes, LLC of $10,201,029 at June 30, 2013 (see Note 11 of the accompanying notes to unaudited condensed consolidated financial statements). Pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon will be converted into a 8% interest only loan (interest compounding annually with a balloon payment due on January 1, 2017) and, upon such conversion, such loan will be assumed by a subsidiary of TOT Group. This convertible preferred membership interest is held by Georgia Notes, LLC and is classified as long term debt in the accompanying consolidated balance sheets. Interest expense for the three months ended June 30, 2013 also includes $303,069 of interest on a factoring line that TOT Money has with Alfa Bank. This was offset by a $39,581 interest expense decrease due to an amortization adjustment for debt restructuring. In addition, there were $23,636 of other interest charges.

There was $71,727 in interest expense for the three months ended June 30, 2012. Interest expense for the three months ended June 30, 2012 includes interest on convertible loans from Enerfund to Net Element ($48,358 in interest expense at 5% per annum) with principal balances totaling $4,092,000 and a loan from Enerfund to Openfilm with a principal balance of $1,667,762 ($20,790 in interest expense at 5% per annum).

The net loss attributable to non-controlling interests amounted to $607,348 for the three months ended June 30, 2013 as compared to $123,865 for the three months ended June 30, 2012. The $607,348 was primarily attributed to TOT Group ($576,437), Splinex ($26,740) and Net Element Russia (from TOT Money and Music1) ($10,336), partially offset by gain of $6,165 in Yapik. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Results of Operations for the Six Months Ended June 30, 2013 and 2012

We reported a net loss of $23,465,528 or $(0.83) per share for the six months ended June 30, 2013 versus a net loss of $7,097,259 (as restated), or $(0.37) per share, for the six months ended June 30, 2012.  Basic and diluted weighted average shares outstanding were 28,178,805 and 18,967,715 for the six months ended June 30, 2013 and 2012, respectively.

Net revenues consist of payment processing fees, advertising fees, license fees and membership fees.  Net revenues for the six months ended June 30, 2013 were $6,490,234, of which $6,475,750 ($868,151 were from when TOT Money was consolidated with Net Element Russia and $5,607,599 were from TOT Group, Inc) of these revenues were from payment processing fees. Of the $5,607,599, $4,601,830 was from TOT Payments (which consists of the former operations of Unified Payments, which we acquired on April 16, 2013), $1,005,248 was from TOT Money, and $520 from Aptito. Additionally, we earned $10,710 from our Motorsport web businesses. Net revenues for the six months ended June 30, 2012 were $112,628, which were primarily comprised of fees generated by our subsidiaries Music1 ($50,395), Motorsport ($44,626) and Openfilm ($16,486). Music1 revenues are primarily services fees while Motorsport revenues are primarily advertising revenue. As of February 8, 2013, A&R Music Live is no longer owned by Music1, so our results of operations in future periods will no longer include service fees generated by A&R Music Live. Openfilm revenues are a mix of license fees, advertising and subscription fees. The increase in net revenues for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily a result of the Unified Payments acquisition and the launch of our mobile commerce payment processing operations in Russia during the third quarter of 2012 through TOT Money. Our results of operations for the six months ended June 30, 2012 include only the operations of our online media products (websites and mobile applications).

Operating expenses totaled $29,371,794 for the six months ended June 30, 2013 versus $6,850,214 (as restated) for the six months ended June 30, 2012, representing an increase of $22,521,580. The primary reason for the increase in operating expenses is our acquisition of the operations of Unified Payments on April 16, 2013, which resulted in a $3,785,617 increase in cost of revenues and $11,200,000 of non-cash goodwill impairment losses. In addition, we recorded a $6,199,072 provision for unrecoverable advances and we incurred $480,722 of increased depreciation and amortization expenses and $414,146 of increased general and administrative expenses in the six months ended June 30, 2013, which contributed to our increased operating expenses as compared to the six months ended June 30, 2012. Each of these expense items is discussed further below.

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, content acquired and created and certain payroll expense that is directly related to revenue creation. Cost of revenues for the six months ended June 30, 2013 was $4,427,421 as compared to $199,781 for the six months ended June 30, 2012, which represents an increase of $4,227,640 as detailed below.

	Six Months Ended	Six Months Ended	Variance Increase /
Entity or Web Property	6/30/2013	6/30/2012	(Decrease)
TOT GROUP	$4,124,494	$-	$4,124,494
Nete Russia	$281,072	$-	$281,072
Nete Element	$-	$3,098	$(3,098)
Yapik	250	1,323	$(1,073)
LegalGuru	130	-	$130
Openfilm	(16,000)	42,965	(58,965)
Motorsport	26,682	116,792	(90,110)
Music	10,793	35,603	(24,810)
	$4,427,421	$199,781	$4,227,640

The increase in cost of revenues is primarily due to $4,124,494 in cost of revenues from TOT Group, Inc. due to the Unified Payments acquisition and operations of TOT Money. The primary costs in TOT Group, Inc. were attributed to TOT Payments (which was formed as a result of the Unified Payments acquisition), which amounted to $3,785,617 (this included $2,980,959 of interchange fees, $186,638 of Visa® and MasterCard® charges, $521,631 of outside sales commissions and $79,215 in processing costs). The primary difference between $4,124,494 and $3,785,617 belongs to TOT Money (which first began operations in the third quarter of 2012) for the purchase of short numbers to facilitate creation of payment processing revenues. The increase in cost of revenues was partially offset by a $178,056 decline in cost of revenues in Motorsport, Openfilm and other web properties due to decreased revenues of those properties.

General and administrative expenses were $6,876,238 for the six months ended June 30, 2013 as compared to $6,462,092 (as restated) for the six months ended June 30, 2012, representing an increase of $414,146, or 6.4%.  General and administrative expenses for the six months ended June 30, 2013 and 2012 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, including certain salaries, benefits, professional fees, travel, rent, Internet expenses and other expenses required to run our business.  General and administrative expenses for the six months ended June 30, 2013 and 2012 were attributable to:

Category	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Increase / (Decrease)
Non-cash compensation expense	$150,000	$3,393,874	$(3,243,874)
Salaries, benefits, taxes and contractor payments	2,324,927	1,373,899	951,028
Professional fees	2,447,772	641,861	1,805,911
Rent	275,348	184,142	91,206
Product development	106,132	100,315	5,817
Business development	71,390	495,696	(424,306)
Travel expense	482,556	95,970	386,586
Filing fees	62,935	18,656	44,279
Other expenses	955,178	157,679	797,499
Totals	$6,876,238	$6,462,092	$414,146

Non-cash compensation expense was $150,000 and $3,393,874 for the six months ended June 30, 2013 and 2012, respectively. During the first six months of 2013 we recorded stock compensation expense to the members of our Board of Directors in the amount of $150,000 to accrue for board fees the Company agreed to. For the six months ended June 30, 2012, we incurred $3,393,874 in non-cash compensation expense comprised of $800,000 in non-cash compensation expense relating to a subscription agreement with Igor Krutoy, pursuant to which shares of common stock were sold to Mr Krutoy below the market price at the time of the sale, ($189,358) relating to an adjustment to non-cash compensation expense for the modification of the employment agreement with the former Chief Operating Officer of Net Element, $1,333,334 in compensation expense related to a subscription agreement entered into with one of our current directors, Kenges Rakishev, pursuant to which shares of common stock were sold to Mr. Rakishev below the market price at the time of sale, $806,667 in compensation expense related to a subscription agreement entered into with one of our current directors, Felix Vulis, pursuant to which shares of common stock and warrants were sold to Mr. Vulis below the market price at the time of sale, $469,761 in compensation expense for options issued or vesting, $35,517 in stock compensation for services, $137,447 for deferred compensation amortization and $506 as a deferred compensation in Openfilm.

Salaries, benefits, taxes and contractor payments were $2,324,927 for the six months ended June 30, 2013 as compared to $1,373,899 for the six months ended June 30, 2012, representing an increase of $951,028, or 69%. The increase was mainly due to TOT Group which reported $454,410 ($210,498 attributed to TOT Payments, LLC, which was formed and began operations April 16, 2013 as a result of acquiring the operations of Unified Payments) for the six months ended June 30, 2013. In addition, Net Element Russia had an increase of $457,757, Splinex had an increase of $153,597, Motorsport had an increase of $11,222, and Music1 had an increase of $67,731 (due to severance accrual). These increases in salaries, benefits, taxes and contractor payments were partially offset by decreases in salaries, benefits and taxes with respect to the Company’s executive management ($41,430), LegalGuru ($63,581), Yapik ($45,055), Openfilm ($32,636) and Netlab Systems ($12,012), all due to reduced headcount during the six months ended June 30, 2013 than for the same period during 2012. Net Element Russia began operations in the second quarter of 2012 and TOT Money had no expenses in the first six months ended June 30, 2012.

Professional fees were $2,447,772 for the six months ended June 30, 2013 as compared to $641,861 for the six months ended June 30, 2012. The most significant increases in professional fees were attributable to general legal fees ($698,306), accounting / auditing fees ($754,133) and consulting fee ($288,572). General legal expenses increased $698,306 during the six months ended June 30, 2013 versus the six months ended June 30, 2012 due to the use of additional outside legal counsel to assist in the reorganization of the Company after its merger transaction with Net Element. Accounting and auditing fees were $754,133 higher as the Company changed auditors from a local firm to a national firm and there was additional work related to the merger and acquisitions. Consulting fees were $288,572 higher due to addition of TOT Group primarily for legal costs and consulting fees.

Rent expense increased by $91,206, or 50%, from $184,142 for the six months ended June 30, 2012 to $275,348 for the six months ended June 30, 2013, primarily due to the acquisition of Unified Payments’ operations and the move of our principal executive office to the offices previously occupied by Unified Payments in North Miami Beach. For April and May, the Company maintained two locations and moved into the North Miami Beach office in June consolidating to one office.

Business development expenses were $71,390 for the six months ended June 30, 2013 as compared to $495,696 for the six months ended June 30, 2012. The reduction was mainly due to the decrease in development efforts related to the operation of LegalGuru, Yapik and Openfilm.

Travel expenses were $482,556 for the six months ended June 30, 2013 as compared to $95,970 for the six months ended June 30, 2012. Travel costs were higher for the six months ended June 30, 2013 due to increased travel to Russia in connection with the Russian operations of TOT Money. Our Russian operations were not started until the second quarter of 2012 (and we did not launch TOT Money’s operations until the third quarter of 2012) so there was no extensive Russian travel during the first six months of 2012.

Other expenses were $955,178 for the six months ended June 30, 2013 as compared to $157,679 in other expenses for the six months ended June 30, 2012. Included in the $955,178 of other expenses for the six months ended June 30, 2013 were incremental other expenses from our Russian operations of $753,240 and from TOT Group’s operations of $140,324 (of which $135,141 was attributed to TOT Payments which was formed as a result of the acquisition of Unified Payments’ operations) which primarily consisted of accrued bonuses ($80,000), office expenses ($23,134), and other corporate expenses ($32,008). Of the $753,240 in other expenses from Russia, $599,689 was due to foreign currency losses (due to fluctuations in currency exchange rates) in operating activities and the rest was used in other office expenses (telephone, training, bank fees, and office supplies).

We recorded a provision for unrecoverable advances of $6,199,072 for the six months ended June 30, 2013, which is comprised of $5,084,770 in loss provision for advances to aggregators and $1,114,302 in loss provision for notes receivable (see also Liquidity and Capital Resources below). We had no provision for unrecoverable advances for the six months ended June 30, 2012.

During the second quarter of 2013, our new CEO and CEO’s appointed management of newly created TOT Group Russia completed analyzing our aggregator and mobile operator relationship including having discussions with select aggregators. As part of this review, it was determined that TOT Money’s former general director had provided advances to aggregators, which exceeded the future processing volumes to be provided by these aggregators. As a result, the Company recorded a provision for unrecoverable advances of approximately $5.8 million for the three months ended June 30, 2013 related to unrecoverable aggregator advances. The Company had previously recorded loss provisions of approximately $1.0 million in the previous quarter and during 2012. In June of 2013, TOT Money entered into a new agreement with the general director, pursuant to which he was relieved of his position as general director and appointed a commercial director with responsibility to develop and promote new business. A new general director of TOT Money was appointed to manage the business and operations. New controls were implemented to pre-verify all payments to aggregators with the mobile operators to ensure the traffic is validated. Additionally, an agreement was reached with the former general director for the Company to recover $3.8 million he agreed he was responsible to repay. For additional information, see Notes 5 and 6 of the accompanying notes to unaudited condensed consolidated financial statements.

During the six months ended June 30, 2013 the Company recognized $11,200,000 of non-cash, goodwill impairment losses relating to the goodwill from the Unified Payments acquisition. In connection with that acquisition, the Company recorded goodwill of approximately $17 million. As part of its June 30, 2013 financial statement closing process, as well as the Company’s review of its valuation of the Unified Payments business combination, the Company determined that the reported goodwill of its TOT Payments reporting unit as of June 30, 2013 was impaired.

The carrying amount of this reporting unit was negative as of June 30, 2013, thus the Company performed a step 2 analysis of the goodwill impairment test as of June 30, 2013. The fair value of the reporting unit was determined based on a combination of the income approach (discounted cash flow analysis) and market approach (guideline public company method). The result of the step 2 analysis indicated that the TOT Payment reporting unit’s goodwill was impaired by approximately $11.2 million as of June 30, 2013. The Company recorded a goodwill impairment charge of approximately $11.2 million for the six months ended June 30, 2013.

During the six months ended June 30, 2012, no goodwill impairment losses were recognized.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of merchant portfolios, client acquisition costs and capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $669,063 for the six months ended June 30, 2013 as compared with $188,341 for the six months ended June 30, 2012.  The $480,722 increase in depreciation and amortization expense was primarily due to an increase of $522,898 ($501,817 for portfolio amortization and $20,220 of amortization due to client acquisition costs) attributed to TOT Payments. In addition there was additional depreciation from Net Element in the amount of $55,653 due to the acquisition of additional assets and $24,484 from Net Element Russia (which did not exist in the six months ended June 30, 2012).  These increases were partially offset by a decrease in Yapik of $23,808 due to the write off of assets, a decrease in assets of Motorsports of $56,575 and LegalGuru of $42,537.

Total interest expense for the six months ended June 30, 2013 amounted to $1,123,051 versus $144,401 for the six months ended June 30, 2012. This was primarily due to TOT Group’s assumption of $20,408,167 of indebtedness in connection with its acquisition of the business operations of Unified Payments, which resulted in interest expense of $585,307 for the three months ended June 30, 2013. This includes $287,453 of interest expense on notes payables that had a total balance of $10,311,916 at June 30, 2013 and $297,854 of accrued interest for the loan payable to Georgia Notes, LLC of $10,201,029 at June 30, 2013 (see Note 11 of the accompanying notes to unaudited condensed consolidated financial statements). Pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon will be converted into a 8% interest only loan (interest compounding annually with a balloon payment due on January 1, 2017) and, upon such conversion, such loan will be assumed by a subsidiary of TOT Group. This convertible preferred membership interest is held by Georgia Notes, LLC and is classified as long term debt in the accompanying consolidated balance sheets. Interest expense for the six months ended June 30, 2013 also includes $449,811 of interest on a factoring line that TOT Money has with Alfa Bank, $64,305 incurred by Motorsport for the amortization debt restructuring costs, $16,967 from Net Element and other interest of $6,661.

There was $144,401 in interest expense for the six months ended June 30, 2012. Interest expense for the six months ended June 30, 2012 includes interest on convertible loans from Enerfund to Net Element ($97,383) in interest expense at 5% per annum) with principal balances totaling $4,092,000 and a loan from Enerfund to Openfilm with a principal balance of $1,667,762 ($41,581 in interest expense at 5% per annum).

Other expenses for the six months ended June 30, 2013 amount to $84,481, which is primarily due to the loss of $83,823on the disposal of A&R Music Live, LLC. Other expenses totaled $411,225 for the six months ended June 30, 2012 related primarily to the amendment of amounts payable to former Motorsport.com owners. On January 10, 2012, we amended the terms of the Stock Purchase Agreement dated December 17, 2010 pursuant to which Motorsport, LLC acquired its initial 80% interest in Motorsport.com, Inc., including a reduction of the outstanding amount payable from $450,000 to $300,000, payable in four annual cash installments of $75,000 commencing January 10, 2012, plus the issuance of 33,333 shares of Net Element common stock on January 10, 2012. In addition, on January 10, 2012, Motorsport exercised its option to acquire the remaining 20% interest in Motorsport.com, Inc. held by the original stockholders for the issuance to the sellers of an aggregate of 83,333 shares of Net Element common stock. The Company recognized a loss of $411,225 for this transaction which was recorded in other expense for the three months ended March 31, 2012.

The net loss attributable to non-controlling interests amounted to $623,564 for the six months ending June 30, 2013 as compared to $195,953 for the six months ending June 30, 2012. The $623,564 was primarily attributed to TOT Group ($576,437), Splinex ($34,606) and Net Element Russia (TOT Money and Music1) ($18,686), partially offset by gain of $6,165 in Yapik. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Going Concern

Since our inception, we have incurred significant operating losses. We incurred net losses totaling $23.5 million for the six months ended June 30, 2013 and net losses totaling $16.4 million and $24.9 million for the years ended December 31, 2012 and 2011, respectively. We had negative cash flows from operating activities of $4.0 million and $25.2 million for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. At June 30, 2013, we had working capital of $541,644 and an accumulated deficit of $110.3 million. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2012 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See also Note 3 of the accompanying notes to unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

The Company’s total assets at June 30, 2013 were $23,860,884 compared to $28,378,634 at December 31, 2012. The change in total assets is primarily attributable to decreases in net notes receivable (which decreased $5,368,934, including current and non-current portions), cash (which decreased $3,624,125, including a $2,056,821 decrease in restricted cash), net advances to aggregators (which decreased $4,777,033) and accounts receivable (which decreased $2,642,400), partially offset by increases in goodwill (which increased $6,671,750) and net intangible assets (which increased $5,204,150) as of June 30, 2013 compared to December 31, 2012. Goodwill and net intangible assets increased primarily in connection with TOT Group’s acquisition of the assets and operations of Unified Payments. Net notes receivable decreased primarily due to the repayment in full of the loan made by TOT Money to RM Invest (at December 31, 2012, the outstanding balance was $5,188,934), the write off of the loan made by the Company to Infratont Equities (at December 31, 2012, the outstanding balance was $991,475) which was determined to be uncollectible, partially offset by an increase by the new note receivable owed to the Company pursuant to a settlement agreement with the former general director of TOT Money, the discounted value of which is reflected on our June 30, 2013 balance sheet at $180,000 for the current portion and $540,000 for the non-current portion of the receivable).

Net advances to aggregators decreased $4,777,033 due to the provisions of these assets during the second quarter of 2013. During the second quarter of 2013, our new CEO and CEO’s appointed management of newly created TOT Group Russia completed analyzing our aggregator and mobile operator relationship including having discussions with select aggregators. During this review, it was determined that TOT Money’s former general director had approved additional advances beyond what the volume of future business would support. As a result, the Company recorded a provision for unrecoverable advances of approximately $5.8 million for the three months ended June 30, 2013 related to unrecoverable aggregator advances. The Company had previously recorded loss provisions of approximately $1.0 million in the previous quarter and during 2012. In June of 2013, TOT Money entered into a new agreement with the general director, pursuant to which he was relieved of his position as general director and appointed a commercial director with responsibility to develop and promote new business. A new general director of TOT Money was appointed to manage the business and operations. New controls were implemented to pre-verify all payments to aggregators with the mobile operators to ensure the traffic is validated. Additionally, an agreement was reached with the former general director for the Company to recover $3.8 million he agreed he was responsible to repay. For additional information, see Notes 5 and 6 of the accompanying notes to unaudited condensed consolidated financial statements.

A settlement agreement for $3.8 million was reached with TOT Money’s former general director, who continues as an employee of TOT Money in a business development capacity. This settlement agreement reduces the aggregator advance balance by $0.7 million (which is the present value of $3.8 million less an additional reserve for $1.1 million given such amounts will be repaid with profit sharing and TOT Money has historically been unprofitable. Once the former general director has repaid the $3.8 million settlement, he will again be entitled to receive normal monthly profit distributions.

Accounts receivable of $8,221,177 at June 30, 2013 versus $10,863,577 at December 31, 2012 decreased $2,642,400 primarily due to cash receipts of $2,575,453, and $66,947 due to the acquisition of Unified Payments.

At June 30, 2013, we had total current assets of $10,961,765, including $2,012,433 of cash, $180,000 in current notes receivable, $8,221,177 of accounts receivable, and $548,155 of prepaid expenses and other assets. At December 31, 2012, we had total current assets of $27,874,752, including $3,579,737 of cash, $2,056,821 of restricted cash (consisting of approximately $1.8 million deposited in a segregated bank account pursuant to our credit facility with Alfa-Bank, and $250,000 in a certificate of deposit that was liquidated in February 2013), $6,088,934 in net notes receivable, $10,863,577 of accounts receivable, $4,777,033 in net advances to aggregators and $508,650 of prepaid expenses and other assets.

As of the date this Report was filed with the Commission, management expects that our cash flows from operations and existing available cash will not be sufficient to fund our current operations through 2013. We expect to have a significant increase in our capital requirements during the 2013 fiscal year due to our expanding payment processing operations, including as a result of our acquisition of the business assets of Unified Payments. In connection with the closing of our acquisition of Unified Payments’ business assets on April 16, 2013, we assumed, among other obligations and liabilities, approximately $20.5 million of Unified Payments’ long-term debt outstanding as of June 30, 2013 (which includes approximately $10.2 million owed as of June 30, 2013 in respect of an outstanding preferred equity interest in Unified Payments that is to be converted on January 1, 2014 into a 8% interest only loan and assumed on such date by a subsidiary of TOT Group) and approximately $10.3 million of other liabilities outstanding as of June 30, 2013. Such long-term debt (including the outstanding preferred equity interest in Unified Payments, LLC) currently bears interest at rates ranging from 8% to 15.635% and has maturity dates ranging from October 2014 until January 2016. For additional information, see Notes 1 and 11 of the accompanying notes to unaudited condensed consolidated financial statements. We also are seeking a way to buy, license or build our own mobile payment processing system since we are currently using the payment processing systems of SDSP Group in Russia for a monthly fee.

We currently believe that we will require an additional $11.5 million in financing to continue operations as currently conducted (including to complete the integration of Unified Payments’ operations and purchase credit card portfolios) and to pay for other currently anticipated capital expenditures over the next 12 months. We have historically been dependent upon our director and majority stockholder, Mike Zoi (including entities directly or indirectly controlled by Mr. Zoi), and/or other affiliates of the Company, to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements. We expect that a portion of our working capital will be derived internally from repayment of invested capital from OOO TOT Money. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Operating activities used approximately $4.0 million of cash for the six months ended June 30, 2013, compared to $2.9 million (as restated) of cash for the six months ended June 30, 2012. The net loss for the six months ended June 30, 2013 was $23.5 million. This includes several non-cash expenses, including $6.2 million of provision for unrecoverable advances, $11.2 million impairment of goodwill, $0.7 million in depreciation and amortization expenses and $0.2 million of non-cash compensation expense. Operating uses of cash for the six months ended June 30, 2013 included $0.5 million used for reduction in accrued expenses, $0.7 million for a note receivable from the former general director of TOT Money and $0.2 million of prepaid expenses and other assets. This was offset by cash generated from collections of mobile operator receivables of $2.6 million and $0.7 million in accounts payable.

Investing activities provided $4.5 million of cash for the six months ended June 30, 2013, compared to using $0.3 million of cash for the six months ended June 30, 2012. The increase in cash provided in investing activities for the six months ended June 30, 2013 was primarily attributable to $4.7 million of collections on two loans originally made during 2012 (which are described below) offset by $0.2 million investment in Aptito.

We did not have any outstanding loans receivable during the six months ended June 30, 2012.

On July 12, 2012, our Russian subsidiary, TOT Money, entered into a loan agreement pursuant to which it agreed to loan RM Invest up to a maximum of 200 million Russian rubles (approximately $6.6 million in U.S. dollars), which, on August 16, 2012, was increased to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). RM Invest is 20% owned by TOT Money’s former general director, Tcahai Hairullaevich Katcaev. The original interest rate on the loan was 10% from the date of advance to the date of scheduled repayment and the original stated maturity date of the loan was October 31, 2012. On February 25, 2013, TOT Money refinanced the loan with RM Invest and extended the maturity date until October 1, 2013. As of February 25, 2013, the remaining balance of this loan does not accrue interest. The loan was fully satisfied in April 2013. For additional information, see Note 5 of the accompanying notes to unaudited condensed consolidated financial statements.

In addition, on November 26, 2012, the Company entered into a loan agreement with Infratont Equities, Inc., pursuant to which the Company loaned $1,791,475 to Infratont Equities for the purpose of providing the borrower with working capital and funding of business development in general. As of June 30, 2013, the outstanding principal loan balance and accrued interest was $991,475. The loan was scheduled to mature November 15, 2013 and accrued interest at a rate of 1.75% per month, payable quarterly commencing in March 2013. As of June 30, 2013, the Company wrote-off this loan against loss reserves for $991,475 because the loan was deemed uncollectible. For additional information, see Note 5 of the accompanying notes to unaudited condensed consolidated financial statements.

Financing activities used $1.8 million of cash during the six months ended June 30, 2013, compared to providing $4.6 million of cash during the six months ended June 30, 2012. The increase in cash used in financing activities is primarily attributable to the repayment of TOT Money’s factoring line ($5.2 million), share repurchases ($0.5 million), decreases in related party debts ($0.2 million), partially offset by $2.1 million in restricted cash reductions (due to the repayment of debt under TOT Money’s credit facility with Alfa-Bank on February 14, 2013), and $2.0 million received from the K-1 Holding note described below.

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

On August 17, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed under the Credit Agreement is 3.55% per annum. Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 21, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. As of December 31, 2012, the Company had restricted cash pursuant the Credit Agreement of $1.8 million. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. The outstanding balance under this credit facility was $0 at June 30, 2013.

On September 28, 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, TOT Money agreed to assign to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars) provided by Alfa-Bank to TOT Money. On January 14, 2013, the agreement was amended to increase the maximum aggregate amount of financing available under the factoring agreement by 100 million Russian rubles (approximately $3.3 million in U.S. dollars) to 400 million Russian rubles (approximately $13.1 million in U.S. dollars). The term of the agreement is from September 28, 2012 until December 5, 2013. Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles to 100 Russian rubles per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. The balance under the factoring agreement was approximately $2.6 million in U.S. dollars at June 30, 2013.

In connection with its acquisition of the business assets of Unified Payments on April 16, 2013, the Company assumed several long-term debt obligations with an aggregate outstanding amount of $10,207,138 as of June 30, 2013. Such long-term debt currently bears interest at rates ranging from 9.75% to 15.635% and has maturity dates ranging from October 2014 until January 2016. In addition, pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon will be converted into a 8% interest only loan (interest compounding annually with a balloon payment due on January 1, 2017) and, upon such conversion, such loan will be assumed by a subsidiary of TOT Group. This convertible preferred membership interest is classified as long term debt with a balance of $10,201,029 in the accompanying consolidated balance sheets. For additional information, see Notes 1 and 11 of the accompanying notes to unaudited condensed consolidated financial statements.

In addition, on May 14, 2013, the Company executed and delivered to K 1 Holding Limited a promissory note, dated May 13, 2013, in the principal amount of $2 million, in connection with a loan in such amount made by K1 Holding to the Company. Proceeds from the loan are required to be used for general business purposes of the Company. Amounts payable by the Company pursuant to the promissory note do not accrue interest. The outstanding principal balance of the promissory note is required to be repaid no later than May 14, 2015 and may be prepaid in whole or in part at any time without penalty or charge. For additional information, see Note 11 of the accompanying notes to unaudited condensed consolidated financial statements.

Off-balance sheet arrangements

At June 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued and Adopted Accounting Guidance

Recently Issued Accounting Guidance

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides that an entity that has unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date should present the unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This update is effective for reporting periods beginning after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (A Consensus of the FASB Emerging Issues Task Force) provided that an entity that enters into derivative and hedging transactions. This update permits the spread between London Interbank Offered Rate (“LIBOR”) and Overnight Index Swap Rate, or the Fed Funds Effective Swap Rate, to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the benchmark interest rates on direct Treasury obligations of the U.S. government and the LIBOR swap rate. This update also removes the restriction on using different benchmark rates for similar hedges. This update is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. The Company does not believe the adoption of this guidance will have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Adopted Accounting Guidance

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update provides that an entity that reports items of accumulated other comprehensive income improves the transparency of reporting reclassifications by presenting the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, either on the face of the statement where net income is presented or in the notes, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This update is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350) which amended then existing guidance by giving an entity the option not to calculate annually the fair value of an indefinite-lived intangible asset if the entity determines that it is not more likely than not that the asset is impaired. Previous guidance required an entity to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. This update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance on January 1, 2013. The adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Standards, Not Adopted as of June 30, 2013

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”).  The objective of ASU 2013-05 is to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The Company is currently evaluating the potential impact of this ASU on its condensed unaudited consolidated financial statements.

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

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).  Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because we had inadequate supervision of, and review of expenditures authorized by, the former general director of TOT Money (as described further below), there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to material weaknesses in our internal control over financial reporting as discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. During the second quarter of 2013, our new CEO and CEO’s appointed management of TOT Group Russia completed analyzing our aggregator and mobile operator relationship including having discussions with select aggregators. As part of this review it was determined that the former general director of TOT Money provided advances to aggregators which exceeded the future business to be provided by these aggregators. During previous quarters, the Company had established a 10% reserve on these aggregator advances based on actual and estimated processing volumes subsequent to December 31, 2012 and March 31, 2013, and concluded that the net aggregator advances were recoverable as of these dates. As a result of this review during the second quarter of 2013, it was concluded that a significant amount of these advances would not be recoverable in the form of future business from the aggregators. The former general director took responsibility for a certain amount of these advances and agreed to a settlement. The former general director currently serves as commercial director with responsibility to develop and promote new business. A new general director of TOT Money was appointed to manage its business and operations. New controls were implemented to pre-verify all payments to aggregators with the mobile operators to ensure the traffic is validated. Additionally, an agreement was reached with the former general director for the Company to recover $3.8 million he agreed he was responsible to repay. In addition, we continue to review and, where necessary, modify controls and procedures throughout the Company, particularly in light of our recent acquisitions and joint ventures and the continued integration of these businesses.  We have purchased a new financial system, although we are evaluating its effectiveness and considering other possible alternative systems before we begin the implementation process given the changes in the Company’s business resulting from acquisitions completed in the second quarter of 2013.  We will continue to address deficiencies as resources permit.

Except as described above in this Item 4, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

As a result of our acquisition of the business assets of Unified Payments, LLC on April 16, 2013, certain of our subsidiaries are (or were) successors in interest to one or more defendants in the following Yehuda Keller and Wayne Orkin matters. In addition to the proceedings described below, the Company and/or its subsidiaries is, and may from time to time in the future be, involved in certain legal proceedings and claims that arise in the ordinary course of business. Such proceedings and/or claims could ultimately result in damage awards, settlement payments and/or other negative consequences.

On December 29, 2010, Yehuda Keller, Alexander Tyrel Rosean, Yaacov Lipsker, Lechaim Merchant Services Corp., Merchant Development Group, Zalman Blachman, Moshe Wisnefsky, Yekusiel Chanin and Shellie Zuckerman and Susan Hillman as Trustees of The Woods Exemption Trust commenced an action against Merchant Capital Portfolios, LLC, Business Payment Systems, LLC, Oleg Firer, Leon Goldstein, Anthony W. Holder, Star Capital Holding Corp., Star Capital Management, LLC, Star Capital JV, LLC, Process Pink, LLC, Merchant Processing Services Corp., Unified Pay Corporation, MMOA Inc. a.k.a. Money Movers of America, Inc., National Processing Company, RBL Capital Group, LLC, The ComVest Group, ComVest Investment Partners, Cynergy Holdings LLC, Cynergy Data, LLC, Cynergy Prosperity Plus, LLC and Does 1 through 100, in the Supreme Court of the State of New York, County of New York (Index No. 652408-2010E). The complaint alleges, among other things, that the defendants failed to make certain residual payments to the plaintiffs after allegedly assuming such payment obligations when certain of the defendants purchased certain merchant accounts from a third party owner. The alleged causes of action include claims for, among other things, breach of contract, breach of the implied covenant of good faith and fair dealing, equitable estoppel, promissory estoppel, promissory fraud, tortious interference with contract, unjust enrichment, conversion, fraudulent conveyance and fraud, and seek an unspecified amount of damages. As of the date this Report was filed with the Commission, this matter is still active on the Court docket. According to the docket, motions were made to dismiss the complaint against certain named defendants, including those companies previously associated with Unified Payments. An order was entered in connection with the motion filed only dismissing the case against one of the named defendants and an appeal was filed for reconsideration of the motion. To the best of our knowledge the appeal has yet be heard.

On June 26, 2012, Wayne Orkin, a former employee of Unified Payments, filed an action against First Business Solutions Corp, Unified Pay Corp. Oleg Firer and Does 1 through 50, in the Superior Court of the State of California, County of Los Angeles, Long Beach Courthouse (Case No. NC057443). The complaint alleges, among other things, that the defendants breached the terms of an employment agreement entered into between the parties and that the defendants allegedly usurped the plaintiff’s rights to royalties from a certain payment browser technology developed by the plaintiff. The alleged causes of action include claims for breach of contract, breach of the implied covenant of good faith and fair dealing, fraud and intentional deceit, conversion and intentional infliction of emotional distress, and seek general and compensatory damages in excess of $500,000, as well as punitive and treble damages. On June 24, 2013, the Court ordered this proceeding dismissed without prejudice for lack of prosecution.

On July 30, 2013, TOT Payments, LLC brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement. TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement. The defendant is the successor in interest to Paymentech. On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. The complaint seeks, among other things, compensatory damages in the amount of $10 million for each cause of action, punitive damages in an amount exceeding $10 million for each cause of action and orders requiring the defendant to account to TOT Payments for all residuals and other sums withheld, declaring that the MMOA Agreement is enforceable and requiring the defendant to comply with its obligations under the MMOA Agreement. The Court granted a temporary injunction in favor of TOT Payments which prevents the defendant from soliciting any of the merchant accounts involved and set a hearing date for August 20, 2013 to determine the issue of the release of the withheld funds to TOT Payments pending the finalization of the court action.

Item 1A. Risk Factors.

There have been no material changes in risk factors during 2013 through the date of this Report from those previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013. In reading and evaluating the information set forth in this Report we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the fiscal quarter ended June 30, 2013, the Company entered into agreements to issue the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”). All of the below unregistered issuances of securities were or will be made pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act and comparable exemptions under applicable state securities laws. Except as expressly set forth below, the individuals and entities to which the Company issued securities are unaffiliated with the Company. For each of such sales, no advertising or general solicitation was employed in selling the securities. The sales were made to a limited number of persons, all of whom had a substantive preexisting relationship with the Company, its directors or its executive officers, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

On May 10, 2013, the Company entered into a Settlement, Separation Agreement and General Release (the “Separation Agreement”) with Curtis Wolfe. Mr. Wolfe is a former employee and the former Secretary of the Company and he is the Chief Executive Officer and Chairman of our 70%-owned subsidiary, LegalGuru LLC. Mr. Wolfe also owns the remaining 30% interest in LegalGuru LLC through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member). Mr. Wolfe’s employment with the Company was effectively terminated as of February 15, 2013 since that is the approximate date when Mr. Wolfe discontinued providing services to the Company, although he continued to hold the position of Secretary of the Company until April 10, 2013. Pursuant to the Separation Agreement, the Company agreed, subject to the approval of its shareholders, to issue to Mr. Wolfe 75,000 shares of common stock of the Company as severance and compensation for his service as an employee of the Company until February 15, 2013. The Company agreed that Mr. Wolfe would have piggyback registration rights with respect to these shares of Common Stock. Pursuant to LegalGuru’s amended and restated joint venture agreement, dated as of December 31, 2011, which was entered into on March 26, 2012 by the Company’s predecessor, Net Element, Mr. Wolfe had the option to convert his 30% interest in LegalGuru into 75,000 shares of the Company’s common stock. On May 10, 2013, in connection with the Separation Agreement, the Company, LegalGuru LLC and Mr. Wolfe terminated the amended and restated joint venture agreement, including Mr. Wolfe’s option to convert his 30% interest in LegalGuru into 75,000 shares of the Company’s common stock.

On June 18, 2013, Aptito, LLC, an indirect subsidiary of the Company, entered into an Asset Purchase Agreement with Aptito.com, Inc., a New York corporation (as Seller), pursuant to which Aptito acquired on such date substantially all of the business assets of Seller, including the development, implementation and sales of an all-in-one, cloud-based, digital point-of-sale software and customer relations management and payments platform. As consideration for the acquired business assets, (a) Aptito assumed and simultaneously repaid $145,000 of outstanding indebtedness (with an original principal balance totaling $200,000); (b) the Company agreed to issue to Seller 125,000 restricted shares of the Company’s common stock, which shares will vest quarterly over 12 months; and (c) Aptito issued to Seller a 20% membership interest in Aptito. The Company’s subsidiary, TOT Group, which owns an 80% membership interest in Aptito, has an option to purchase Seller’s 20% membership interest in Aptito at any time after December 31, 2014 or at any time upon a change of control (as defined in Aptito’s limited liability company agreement) of Aptito, with the purchase price based on the fair market value of Aptito as of the end of the calendar month immediately preceding TOT Group’s request for a valuation in accordance with the terms of the option, payable in cash, cancellation of indebtedness, shares of common stock or a combination of the foregoing.

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

The following table provides certain information regarding repurchases by the Company of shares of its common stock made during the second quarter ended June 30, 2013.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 2013	2,727	$2.97	2,727	$1,908,995
May 2013	375	$4.34	375	$1,907,366
June 2013	-	-	-	$1,907,366
Total	3,102	$3.13

Item 5.  Other Information.

None.

Item 6. Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page 50 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element International, Inc.

Date: August 19, 2013	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Contribution Agreement, dated as of April 16, 2013, among Net Element International, Inc., Unified Payments, LLC, TOT Group, Inc., Oleg Firer and Georgia Notes 18 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013)

2.2	Term Sheet, dated May 20, 2013, among TOT Group, Inc., Net Element International, Inc. and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2013)

2.3	Asset Purchase Agreement, dated June 18, 2013, between Aptito, LLC and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2013)

2.4	Letter of Intent, dated June 27, 2013, among TOT Group, Inc., Net Element International, Inc., Quickpay USA, Inc., UPC-Kazakhstan, LLP, United Processing System of Panama, Inc., Quickpay Multinational Payment System LTD, MPS, LLC, MPS, LTD, Quickpay Columbia SAS, System Quickpay, LLC and Express MIT, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2013)

10.1	Termination Agreement for Management and Consulting Agreement, dated April 15, 2013, between Net Element International, Inc. and Bond Street Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013)

10.2#*	Letter Agreement, dated January 14, 2013, among OOO TOT Money, Tcahai Hairullaevich Katcaev and Varwood Holdings Limited

10.3#*	Letter Agreement, dated July 1, 2013, among OOO TOT Money, OOO NETE, Net Element International, Inc. and Tcahai Hairullaevich Katcaev

10.4*	Commercial Lease, dated May 1, 2013, between BGC LLC and Net Element International, Inc.

10.5*	LegalGuru Restructuring Binding Term Sheet, dated May 10, 2013, among Net Element International, Inc., LegalGuru, LLC and Curtis Wolfe

10.6#*	Settlement, Separation Agreement and General Release, dated May 10, 2013, between Net Element International, Inc. and Curtis Wolfe

10.7*	Promissory Note, dated May 13, 2013, in the original principal amount of $2 million made by Net Element International, Inc. and payable to K1 Holding Limited

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101**	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), is furnished electronically herewith: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

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