Form 10-Q
period 2013-09-30
Net Element International, Inc.
filed 2013-11-14
CIK 1499961

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-34887

Net Element International, Inc.
(Exact name of registrant as specified in its charter)

Delaware	98-0668024
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

3363 NE 163rd Street, Suite 705
North Miami Beach, Florida	33160
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of November 14, 2013 was 28,214,797.

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

2

Net Element International, Inc.
Form 10-Q
For the Three and Nine months ended September 30, 2013

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

NET ELEMENT INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash	$3,925,765	$3,546,787
Restricted cash	-	2,056,821
Notes receivable, net (current portion)	180,000	6,088,934
Accounts receivable	9,715,876	10,855,175
Advances to aggregators, net	754,488	4,777,033
Assets of discontinued operations	-	192,460
Prepaid expenses and other assets	566,667	487,995
Total current assets	15,142,796	28,005,205
Property and equipment, net	162,856	261,759
Note receivable, net (non-current portion)	340,000	-
Intangible assets, net	4,494,837	111,670
Goodwill	6,671,750	-
Investment in affiliate	46,113	-
Total assets	$26,858,352	$28,378,634

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$2,021,211	$498,424
Deferred revenue	170,402	-
Accrued expenses	2,646,102	910,022
Note payable (current portion)	1,677,525	-
Short term loans	10,155,334	9,400,164
Liabilities of discontinued operations	-	223,112
Due to related parties (current portion)	1,542,268	202,682
Total current liabilities	18,212,842	11,234,404
Due to related parties (non-current portion)	-	135,693
Note payable (non-current portion)	19,050,122	-
Total liabilities	37,262,964	11,370,097

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock ($.01 par value, 1,000,000 shares authorized and no shares issued
and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 28,214,797 and
28,303,659 shares issued and outstanding at September 30, 2013 and
December 31, 2012, respectively)	2,822	2,830
Paid in capital	106,322,328	87,452,060
Stock subscription	509,105	-
Accumulated other comprehensive income	217,123	278,565
Accumulated deficit	(114,735,617)	(70,621,481)
Noncontrolling interest	(2,720,373)	(103,437)
Total stockholders' (deficit) equity	(10,404,612)	17,008,537
Total liabilities and stockholders' (deficit) equity	$26,858,352	$28,378,634

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012 (As Restated)

Net revenues	$6,520,788	$170,691	12,996,538	222,207

Costs and expenses:
Cost of revenues	4,646,245	26,767	9,036,826	66,791
General and administrative (includes $75,000 and $426,838
and $225,000 and $3,820,206 of non cash compensation for
quarters and nine months ended Sep 30, 2013 and 2012, respectively)	2,928,528	1,617,052	9,193,026	7,005,657
Provision for loan losses	537,230	-	6,736,302	-
Goodwill impairment	-	-	11,200,000	-
Depreciation and amortization	796,985	53,937	1,449,659	134,307
Total costs and operating expenses	8,908,988	1,697,756	37,615,813	7,206,755
Loss from operations	(2,388,200)	(1,527,065)	(24,619,275)	(6,984,548)
Interest (expense) income, net	(973,256)	412,266	(2,043,353)	314,883
Other expense	(80,019)	(51,017)	(168,509)	(462,242)
Loss from continuing operations	(3,441,475)	(1,165,816)	(26,831,137)	(7,131,907)
Net loss attributable to the noncontrolling interest	266,001	45,990	835,642	118,739
Discontinued operations:
Loss from operations of discontinued entitites	(372,496)	(694,478)	(1,018,003)	(1,898,397)
Loss on disposition of assets pertaining to discontinued operations	(321,643)	-	(321,643)	-
Total discontinued operations	(694,139)	(694,478)	(1,339,646)	(1,898,397)
Net loss	(3,869,613)	(1,814,304)	(27,335,141)	(8,911,565)
Foreign currency translation gain (loss)	162,997	7,057	(101,761)	(1,819)
Comprehensive loss	$(3,706,616)	$(1,807,247)	$(27,436,902)	$(8,913,384)

Loss per share - basic and diluted continuing operations	$(0.11)	$(0.05)	$(0.92)	$(0.37)

Loss per share - basic and diluted discontinued operations	$(0.02)	$(0.04)	$(0.05)	$(0.10)
Total Net loss per share	(0.13)	(0.09)	(0.97)	(0.47)

Weighted average number of common shares outstanding - basic and diluted	28,163,337	$19,314,379	28,173,573	19,083,270

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT INTERNATIONAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2013	2012 (As Restated)
Cash flows from operating activities:
Net loss	$(27,335,141)	$(8,911,565)
Loss on disposition of assets pertaining to discontinued operations	321,643	-
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	225,000	3,803,862
Depreciation and amortization	1,449,659	134,307
Provision for loan losses	6,736,302	-
Impairment of goodwill	11,200,000	-
Non controlling interest	(835,642)	(118,739)
Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates
Accounts receivable	1,620,499	(8,884,116)
Note receivable	(520,000)	(10,218,888)
Prepaid expenses and other assets	362,444	(229,702)
Accounts payable	1,543,485	9,170,102
Accrued expenses	(1,272,562)	209,509
Adjustments for operating activities of continuing operations	20,509,185	(6,133,665)
Adjustments for operating activities of discontinued operations	138,092	5,915,943
Total adjustment	20,647,277	(217,722)
Net cash used in operating activities	(6,366,221)	(9,129,287)
Cash flows from investing activities- net of acquisitions:
Collections from notes receivable	4,694,605	-
Note payable (non-current portion)	-	-
Investment in Aptito	(228,113)	-
Capitalized web development and patent costs and equity effects	-	(70,265)
Disposal (purchase) of fixed assets	46,966	(221,903)
Net cash provided by investing activities	4,513,458	(292,168)
Cash flows from financing activities- net of acquisitions:
Proceeds from note payable	755,170	4,164,470
Change in restricted cash	2,056,821	(1,763,386)
Cash paid for share repurchases	(482,400)	-
Due to related parties	38,591	8,087,259
Contributed capital from non-controlling shareholders	-	1,603,169
Repayments to related parties	(75,000)	(75,000)
Net cash provided by financing activities	2,293,182	12,016,512
Effect of exchange rate changes on cash	(61,441)	(1,819)
Net increase in cash	378,978	2,593,238
Cash at beginning of period	3,546,787	59,387
Cash at end of period	$3,925,765	$2,652,625
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,038,125	$4,861
Supplemental disclosure of non-cash investing and financial activities in connection with business acquisition:

Issued and outstanding common stock (10% of TOT Group's common stock)- Unified	609,000	-
Assumed debt	20,631,000	-
Total value of consideration for Unified payments acquisition	21,240,000	-

Stock subscription in connection with acquisition of Aptito	718,750	-
Transfer of K1 Note Liability to T1T Lab, LLC in connection with divesture of OOO Music1	2,000,000	-

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

The Company is a global technology-driven group specializing in electronic commerce, mobile payments and transactional services. The Company owns and operates a global mobile payments and transaction processing provider. Together with its subsidiaries, the Company enables ecommerce and content-management companies to monetize their assets in ecommerce and mobile commerce environments.

The Company’s subsidiary TOT Group, Inc. (formerly known as TOT, Inc.) (“TOT Group”) is a multinational mobile payments and transaction processing holding company, which provides a range of flexible online and offline payment solutions. Clients include wireless carriers, content providers and merchants. TOT Group delivers comprehensive, end-to-end payment solutions to enable merchants to reliably accept cashless transactions at the point of sale (“POS”). From processing electronic payments at the POS to processing mobile commerce transactions to managing merchant terminals and providing information management services, TOT Group through its proprietary technology offers innovative solutions which allow its merchants to streamline their payments resources. Through TOT Group, the Company generates revenues from transaction fees, service fees, percentage of the dollar amount of each transaction and other fees associated with processing of cashless transactions at the points of sale. The Company serves merchants primarily in the retail, restaurant, supermarket, petroleum and hospitality sectors. In addition, TOT Group (through its subsidiary OOO TOT Money (“TOT Money”) operates the Company’s provider of carrier-integrated mobile payments solutions. TOT Money’s relationships with mobile operators give the Company substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer customers In-App, P-SMS and Online and Carrier Billing solutions in over 49 countries.

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

The Company previously owned several popular content monetization verticals (i.e., interests in online media businesses and operations) that were divested during the quarter ended September 30, 2013 (see Note 5 for additional information regarding this divestiture).  As a result of this divestiture, the Company now has only one reportable business segment, consisting of mobile commerce and payment processing.  Operations of the divested businesses are presented as discontinued operations.

The accompanying unaudited condensed consolidated financial statements include those of the Company and its wholly-owned and majority-owned subsidiaries. All intercompany balances and transactions with the Company’s subsidiaries have been eliminated upon consolidation. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Commission for reporting on Form 10-Q. Accordingly, certain information and footnotes required for complete financial statements are not included herein. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s financial statements for the year ended December 31, 2012. Operating results for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results that may be reported for any particular quarterly period or the year ending December 31, 2013. It is recommended that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all liquid investments with an initial maturity of three months or less when purchased. We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts.  All non-interest bearing transaction accounts are fully insured at all FDIC insured institutions up to $250,000.  Except for one bank account at September 30, 2013 with a balance of $303,816, our United States bank balances did not exceed FDIC limits at September 30, 2013 and December 31, 2012.

The Company had approximately $3,624,583 and $315,000 in un-insured Russian, Ukrainian and Cayman Island bank accounts as of September 30, 2013 and December 31, 2012, respectively.

Other Current Assets

The Company maintains an inventory of terminals, which it uses to service both merchants and independent sales agents. If the terminals are sold for a fee, the Company expenses the cost of these terminals, plus any set up fees at the time of the sale. Many times, the Company will give away the terminals as an incentive. In this case the cost of the terminal plus any set up fees will be amortized over three years, which is the average length of a merchant contract. The Company has $291,602 in terminals acquired, net of amortization, of which $7,255 has been placed with merchants. Amortization of these terminals amounted to $572 for the three months and nine months ended September 30, 2013.

Fixed Assets

The Company depreciates its furniture, servers, software and equipment over a term of three to ten years. Computers and software are depreciated over terms between two and five years. Leasehold improvements are depreciated over the shorter of the economic life or term of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. At the time of retirements, sales, or other dispositions of property and equipment, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains or losses are presented as other expenses.

Intangible Assets

Included in the Company’s intangible assets are merchant portfolios, which represent the net book value of an acquired merchant customer base, and are amortized on a straight-line basis over their respective useful lives, generally three to five years. Merchant portfolios are assessed for impairment if events or circumstances indicate that their respective carrying values are not recoverable from the future anticipated undiscounted net cash flows attributable to such assets. In such cases, the amount of any potential impairment would be measured as the excess, if any, of carrying value over the fair value of such assets. There was no impairment at September 30, 2013.

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

Additionally, the Company capitalizes the fair value of intangible assets acquired in business combinations. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: merchant portfolios, trade names, non-compete agreements, owned website names, customer relationships, and technology.

Accrued Residual Commissions

The Company pays commissions to independent sales organization (“ISO’s”) and independent sales agents or to the Company’s direct sales force based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by the Company on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. The Company reports commission payments as a cost of revenues in the accompanying consolidated statement of operations and comprehensive loss. As of September 30, 2013 the residual commission payable to ISO’s and independent sales agents was $217,159, and $0 at December 31, 2012, which amounts are included in accounts payable in the accompanying consolidated balance sheets.

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

During the three months and nine months ended September 30, 2013, the Company recorded $79,356 and $361,736 in additional capitalized customer acquisition costs and $27,853 and $49,171, respectively, in related additional amortization. The balance of customer acquisition costs is $312,407 at September 30, 2013 and reflected in intangible assets in the accompanying consolidated balance sheets.

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

The amount recorded as of September 30, 2013 for the processing liability was $107,669 and is included in long term debt in the accompanying consolidated balance sheets. There was no processing liability at December 31, 2012.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables, notes receivable, trade payables and debt instruments. The carrying values of cash and cash equivalents, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of notes receivable are discounted to present value as further discussed in Note 6. The carrying amount of the long-term debt of $22 million as of September 30, 2013 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Concentrations

The Company’s revenue was $6,520,788 and $12,996,538 for the three months and nine months ended September 30, 2013. Of this, $5,509,658 and $10,110,588 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions $1,011,130 and $2,884,529 was derived from processing of mobile electronic payments, for the three months and nine months respectively

The credit card processing revenues of $10,110,588 was derived from merchant customer transactions, which are processed primarily by three “third-party” processors. For the nine months ended September 30, 2013, the Company processed 21% of its total revenue with Cynergy Data, 31% with National Processing Company (NPC) and 22% with First Data.

The mobile electronic payment revenues of $2,884,529 are derived from merchant customer transactions, which are processed primarily by two mobile operators. For the nine months ended September 30, 2013, the Company processed 10% of its total revenue with Beeline (OJSC Vimpelcom), and 10% with MTS (Mobile TeleSystems OJSC).

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

Our revenues and cost of revenues for the nine-month period ended September 30, 2013 and 2012 are principally derived from the following sources:

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. Loss from continuing operations per common share is computed by dividing loss from continuing operations, applicable to common stockholders, by the weighted average number of common shares outstanding during the period. Loss from discontinued operations per common share is computed by dividing loss from discontinued operations, applicable to common stockholders, by the weighted-average number of common shares outstanding during the period. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At September 30, 2013 and December 31, 2012, the Company had 8,938,900 warrants issued and outstanding that are anti-dilutive in effect.

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

The carrying amount of this reporting unit was negative as of June 30, 2013, thus the Company performed Step 2 of the goodwill impairment test as during the second quarter. The fair value of the reporting unit was determined based on a combination of the income approach (discounted cash flow analysis) and market approach. The result of the Step 2 analysis indicated that the TOT Payments reporting unit’s goodwill was impaired by approximately $11.2 million at June 30, 2013.  The Company recorded no goodwill impairment charges for the three months ended September 30, 2013.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. There were no uncertain tax positions at September 30, 2013 and December 31, 2012. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years which remain subject to examination as of September 30, 2013.

Reclassification

Certain balances for the nine months ended September 30, 2012 and the balance sheet at December 31, 2012 have been reclassified to conform to the September 30, 2013 presentation. This reclassification is primarily related to the discontinued operations.

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

Continuing Operations:

The following entities make up our continuing operations: (1) TOT Group, Inc. (“TOT Group”), a 89% owned subsidiary formed in Delaware; (2) Netlab Systems, LLC (“Netlab”), a wholly owned subsidiary formed in Florida; (3) NetLab Systems IP, LLC, a wholly owned subsidiary formed in Florida; (4) OOO Net Element Russia (“Net Element Russia”), a wholly owned subsidiary formed in Russia (5)  Music 1.

Discontinued Operations:

The following entities make up our discontinued operations: (1) A&R Music Holdings, LLC, a wholly owned subsidiary formed in Florida (operations ceased January 31, 2013); (2) OOO Music1 (formerly a subsidiary of NETE Russia and divested on September 25, 2013) (3) Ya Talant   (divested on September 25, 2013) (4) Splinex (also the parent company of IT Solutions, LTD and also divested  On September 25, 2013), (5) MotorSport (also the parent of Motorsport.com, Inc. also divested on September 25, 2013), (6) Openfilm, Inc.  (also the parent of Openfilm Studiso, LLC (company closed June 2013)) and (7) Zivos, LLC (Ukraine) (divested September 25, 2013),

The subsidiaries listed above are the parent companies of several other subsidiaries, which hold the Company’s underlying investments or operating entities.

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
•       OOO TOT Group Russia, is the parent company of its 99% owned OOO TOT Money (a company formed in Russia) (30% of TOT Money was owned by Net Element Russia until September 15, 2013 when this interest was transferred to OOO TOT Group Russia).
•       Netlab is the parent company of Tech Solutions LTD.
•       A&R Music Holdings (f/k/a Music1) is the parent company of A&R Music Live, LLC (“A&R Music Live”) (operations discontinued January 31, 2013).
•       Net Element Russia is the parent company of OOO TOT Group and OOO Music1 (Russia) (operations discontinued September 25, 2013).  Net Element Russia owned 30% of OOO TOT Money until September 15, 2013 when this interest was transferred to OOO TOT Group Russia.

In addition, the Statement of Operations and Statement of Cash Flows contain activity through September 25, 2013 for discontinued operations of our on-line media businesses.  On September 25, 2013, the Company entered into a Contribution Agreement with T1T Lab, LLC, a Florida limited liability company, and T1T Group, LLC, a Delaware limited liability company, pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1).  There are no amounts reported on the Balance Sheet for the discontinued entities at September 30, 2013 given the divesture occurred on September 25, 2013.  Prior periods have been reclassified to isolate and report the results from operations of these discontinued entities and prior period assets and liabilities.

The amounts of shares and consideration for shares (including purchase prices, exercise prices and conversion prices) described in the Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended September 30, 2012, which is the period prior to October 2, 2012 (which was the closing date of the Company’s merger with Net Element), have been adjusted to give effect to the conversion ratio for shares of Net Element common stock that were cancelled and converted into shares of the Company’s common stock pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. See Note 4 for additional information regarding the Merger.

All material intercompany accounts and transactions have been eliminated in this consolidation.

NOTE 3. GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had negative cash flows from continuing operations of $8.1 million for the nine months ended September 30, 2013, an accumulated deficit of $114.7 million and negative working capital of $3.1 million at September 30, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Failure to successfully continue developing the Company’s payment processing operations and maintain contracts with merchants, mobile phone carriers and content providers to use TOT Group’s services could harm the Company’s revenues and materially adversely affect its financial condition and results of operations.  The Company faces all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing the Company’s technologies and operations.

The Company is continuing with its plan to further grow and expand its payment processing operations in emerging markets, particularly in Russia and surrounding countries. Management believes that its current operating strategy will provide the opportunity for the Company to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The independent auditors’ report on the Company’s consolidated financial statements for the year ended December 31, 2012 contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 4. MERGER AND ACQUISITIONS TRANSACTIONS

Net Element, Inc. Merger

On October 2, 2012, the Company completed its Merger with Net Element, Inc. and the various transactions contemplated by the Merger Agreement dated June 12, 2012. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador Acquisition Corporation Ltd.) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. All shares of common stock and stock options in the 2012 financial statements as of December 31, 2012 and for the three months and year to date ended September 30, 2013 and 2012 have been converted based on the 1/40 ratio. The Merger was structured to qualify as a tax-free reorganization.

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

April 16th,
2013
Purchase Consideration:	(in Millions)
Assumption of Debt	$20.6
Issuance of TOT Group Stock (10%)	0.6
Total Consideration Transferred	$21.2

Purchase Price Allocation to Identifiable assets acquired and liabilities assumed
Current Assets	$0.9
Merchant Portfolios	4.4
Other Intangible Assets	1.0
Current Liabilities	(2.1)
Total Identifiable Net Assets	4.2
Goodwill	17.0
Total Purchase Price Allocation	$21.2

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

As part of its June 30, 2013 financial statement closing process, as well as the Company’s review of the independent valuation performed in connection with the Unified Payments business combination, the Company determined that the reported goodwill of its TOT Payments unit as of June 30, 2013 is impaired. See Note 1, Impairment of long-lived assets.

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

As consideration for the acquired business assets, (a) Aptito assumed and simultaneously repaid $145,000 of outstanding indebtedness (with an original principal balance totaling $200,000); (b) the Company agreed to issue to Seller 125,000 restricted shares of the Company’s common stock, which shares will vest quarterly over 12 months (valued at $718,750). The total purchase consideration was $918,750 and ascribed to goodwill.   At September 30, 2013, 36,460 shares with a value of $209,645 have been vested.

The allocation of purchase price to the fair value of tangible and intangible assets and liabilities is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustment based on final assets and net working capital, as prescribed by the purchase agreement and valuation.

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

As described further in Note 5, Motorsport, LLC and Motorsport.com were divested on September 25, 2013.  The Global Motorsports Media business and the contract for services with Andrew were both part of the divesture.

Unaudited Pro Forma Information - Acquisitions

The following unaudited supplemental pro forma results of operations include the results of operations of each of the companies acquired in the second quarter of 2013 described above as if each had been consolidated as of January 1, 2012, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.  Additionally, GMM Motorsports Media was divested on September 25, 2013 (see Note 5).

The unaudited pro forma combined results of operations for the three and nine months ended September 30, 2013 and 2012 have been prepared by adjusting the historical results of the Company to include the historical results of the acquisitions described above as if they occurred January 1, 2012. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future and certain entities have been divested (see Note 5).

	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013	September 30, 2012	September 30, 2012

NET Revenues	$6,520,788	$19,625,563	$16,492,203	$48,136,690

Net Loss from continuing operations	$(3,441,475)	$(28,091,723)	$(2,560,874)	$(11,183,615)

Quickpay Letter of Intent

On June 27, 2013, the Company and its subsidiary, TOT Group, Inc., entered into a letter of intent to acquire substantially all of the business assets of nine entities collectively referred to as “Quickpay,” which include Quickpay USA, Inc., UPC-Kazakhstan, LLP, United Processing System of Panama, Inc., Quickpay Multinational Payment System LTD, MPS, LLC, MPS, LTD, Quickpay Columbia SAS, System Quickpay, LLC and Express MIT, LLC.  After our due diligence, management has determined that Quickpay was not a fit for our business model and has not moved forward with the acquisition.

NOTE 5. DISCONTINUED OPERATIONS

On September 25, 2013, the Company entered into a Contribution Agreement (the "Divestiture Contribution Agreement") with T1T Lab, LLC, a Florida limited liability company ("T1T Lab"), and T1T Group, LLC, a Delaware limited liability company ("T1T Group"), pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the "Disposed Subsidiaries").  The Disposed Subsidiaries constitute all of the Company's interests in online media businesses and operations (referred to herein collectively as the Company's "entertainment assets").  As described further below, following the transactions effectuated pursuant to the Divestiture Contribution Agreement, the Company currently indirectly owns a minority interest in the Disposed Subsidiaries through its 10% membership interest in T1T Lab.  The Company disposed its entertainment assets in order to focus its business operations on mobile payments, transactional services and related technologies and to reduce the significant expenses associated with developing and maintaining the entertainment assets.

Pursuant to the Divestiture Contribution Agreement, the Company contributed to T1T Lab all of its membership and participation interests in the Disposed Subsidiaries and agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000 (recorded as part of Due to related Parties (current portion) on the balance sheet), payable in full or in installments when requested by T1T Lab but in no event later than within the 12-month period after September 25, 2013 (unless such period is mutually extended in writing by the Company and T1T Group).

Subject to T1T Lab's prior written approval, a portion of the Company’s initial capital contribution may be made in the form of future services provided by the Company, with the value of such services to be agreed upon in writing between the Company and T1T Group prior to providing such services. The amount of the Company’s initial capital contribution is a negotiated amount required for T1T Lab to acquire the Disposed Subsidiaries. In exchange for such contributions, the Company was issued a 10% membership interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K 1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable by the Disposed Subsidiaries to the Company, on the one hand, and by the Company to the Disposed Subsidiaries, on the other hand, were forgiven by the Company and by T1T Lab (as applicable).

Pursuant to the Divestiture Contribution Agreement, T1T Group agreed to contribute to T1T Lab from time to time when requested by T1T Lab such services and/or cash as determined by T1T Group in its sole and absolute discretion in order to manage and operate the Disposed Subsidiaries and their respective businesses. In exchange for such contributions, T1T Group was issued a 90% membership interest in T1T Lab.  T1T Group is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi, a director and majority stockholder of the Company).

Based on the foregoing, and in conformity with applicable accounting guidance, the Disposed Subsidiaries qualify as a discontinued operation.  Accordingly, financial results of the Disposed Subsidiaries have been reported as discontinued operations in the accompanying consolidated statements of income for all periods presented.

Summarized results of the Company’s discontinued operations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Revenues	$17,395	$20,709	$14,484	$81,821

Loss Before Income taxes	(694,139)	(797,903)	(1,339,646)	(2,125,026)

Income Tax Benefit	-	13,969	-	13,969

Net Loss from Discontinued Operations	$(694,139)	$(694,478)	(1,339,646)	(1,898,397)

As of December 31, 2012, the aggregate components of assets and liabilities classified as discontinued operations and included in current assets and current liabilities consisted of the following:

December 31
2012
Cash	$32,950
Other Current Assets	29,055
Net Fixed Assets	29,258
Due from related parties	-
Intangible assets	101,196
Total Assets	$192,459
Accounts Payable and Accrued Expenses	87,419
Due to related parties	135,693
Other short term loans	-
Total Liabilities	$223,112
Net assets (deficit) of discontinued operations	$(30,653)

NOTE 6. NOTES RECEIVABLE

As of September 30, 2013 and December 31, 2012, the Company had net notes receivable of $520,000, $180,000 of which is current portion and $340,000 is non-current portion, and $6,088,934, respectively, as follows:

	September 30, 2013	December 31, 2012
RM Invest	$-	$5,188,934
Note receivable from former general director	1,834,302	-
Infratont Equities, Inc.	-	1,791,475
Less: Allowance for uncollectible note receivable	(1,314,302)	(891,475)
Total note receivable, net	$520,000	$6,088,934

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

Infratont

On November 26, 2012, the Company entered into a loan agreement with Infratont Equities, Inc. (“Infratont”), pursuant to which the Company loaned $1,791,475 to Infratont for the purpose of providing the borrower with working capital and funding of business development in general. The loan matures on November 15, 2013 and accrues interest at a rate of 1.75% per month, payable quarterly commencing in March 2013. Infratont Equities has a relationship with Anatoly Polyanovskiy. The effect of the loan was to defer a repayment obligation of Tcahai Hairullaevich Katcaev to Mr. Polyanovskiy pursuant to an unrelated loan not involving the Company. Mr. Katcaev is the former general director of the Company’s subsidiary, TOT Money, and he owns a 20% interest in RM Invest, a payment processing business in Russia. During the quarter ended June 30, 2013, the Company determined the Infratont loan was uncollectible and wrote off the balance of $991,475.

Former General Director TOT Money

The Company commenced its carrier-integrated mobile payment payments solutions operations, through its subsidiary TOT Money, during the third quarter of 2012. These operations consist of TOT Money paying aggregators for content to be provided to mobile operators. Aggregators are businesses that contract for content from many content providers and provide processing volume to TOT Money.  During the final quarter of 2012 and the nine months ended September 30, 2013, TOT Money’s former general director was providing advances to aggregators based on projected processing volumes. Although the Company has a history of transactions with most aggregators, we do not obtain financial statements or bank references to complete a full credit review of each aggregator. In addition, aggregator advances are unsecured. As of December 31, 2012 and March 31, 2013, the Company established a 10% reserve on these aggregator advances based on actual and estimated processing volumes subsequent to these dates, and concluded that the net aggregator advances were recoverable as of December 31, 2012 and March 31, 2013.

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

As part of the settlement discussed above, the Company entered into a settlement agreement with the former general director of TOT Money pursuant to which TOT Money is to receive $3.8 million to repay certain agreed upon amounts. The term of repayment will be dictated by the volume of future TOT Money business developed as repayment and is based on profit distributions to the former general director, which will be withheld until the $3.8 million settlement is recovered. The Company has discounted the value of the estimated monthly repayments included in notes receivable in the accompanying consolidated balance sheets.

Management discounted the settlement agreement as follows:

Face value of Note	$3,811,023
Term of Note	43 Months
Imputed Interest Rate	21%
Present value of Note	1,834,302
Allowance for uncollectable note receivable	(1,314,302)
Book value of note	$520,000

Due to the past history of losses of the TOT Money operations, the Company decided to establish a reserve of approximately $1.1 million on the discounted note receivable balance at June 30, 2013. For the quarter ended September 30, 2013, the Company established an additional $200,000 loss provision bringing the total allowance to $1.3 million. The additional provision was taken because third quarter results did not produce profit sharing as projected. The book value of the note, net of the allowance, is recorded as $180,000 in the current portion of notes receivable and $340,000 as the long-term portion of notes receivable. Depending on the collectability analysis, management will accrete the value of the note each month by approximately $46,000 by recognizing interest income. Management will also assess the collectability of the receivable on a quarterly basis and adjust the allowance accordingly. See further discussion in Note 7.

NOTE 7. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from processors and Russian mobile operators. Total accounts receivable amounted to $9.7 million at September 30, 2013, consisting of $8.4 million in amounts due from Russian mobile operators and $1.3 million of TOT Payments, Inc. merchant receivables.

The $1.3 million is net of a $2.1 million allowance for amounts due from First Data as the result of an ongoing lawsuit (See Note 14). The effect, net of interchange and Visa/Master card costs, was a charge to bad debt in the amount of $703,768 during the third quarter, in addition, there were additional charges to bad debts for $60,321 for ACH rejects in the normal course of operations, resulting in a total charge to provision for bad debt of $764,089.  We had no provision for bad debt for the three months ended September 30, 2012.

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

As discussed in Note 6, during the second quarter of 2013, the Company concluded that a significant amount of aggregator advances would not be recoverable in the form of future business from the aggregators. In addition, based on its review of transactions with aggregators, the Company concluded that no additional allowance for unrecoverable advances for the three months ended September 30, 2013 was required. The Company had previously recorded loss provisions of approximately $6.7 million in the prior quarter and during 2012.

In June of 2013, TOT Money entered into a new agreement with the general director, pursuant to which he was relieved of his position as general director and appointed as commercial director with responsibility to develop and promote new business. A new general director of TOT Money was appointed to manage the business and operations. New controls were implemented to pre-verify all payments to aggregators with the mobile operators to ensure the traffic is validated. Additionally, an agreement was reached with the former general director for the Company to recover $3.8 million in a settlement agreement. This settlement agreement is recorded as a note receivable for $520,000, which is the present value of $3.8 million less a reserve for $1.1 million, given repayment will be from future profit sharing and TOT Money has not been historically profitable. TOT Money expects to recover within 48 months through the holdback of profit sharing payments with the former general director. Once the former general director has repaid the $3.8 million settlement, he will again be entitled to receive normal monthly profit distributions.

Effective July 1, 2013, the TOT Money changed its policy where it no longer advances more than 1 week of funds to aggregators for future processing volume. Additionally, all traffic in excess of 1 week advance is verified with the mobile operator before payments are approved to aggregators. Advances to aggregators totals $754,488 as of September 30, 2013.

The Company monitors all accounts receivable, notes receivable and transactions with mobile operators and aggregators on a quarterly basis to ensure collectability and the adequacy of loss provisions. Considerations include payment history, business volume history, financial statements of borrower, projections of borrower and other standard credit review documentation. Management uses its best judgment to adequately reserve for future losses after all available information is reviewed.

NOTE 8. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life	September 30,	December 31,
	(in years)	2013	2012
Furniture and equipment	3 - 10	$254,175	$325,522
Computers	2 - 5	255,062	283,513
Leasehold improvements*		-	19,956
Total		509,237	628,991

Less: Accumulated depreciation		(346,381)	(367,232)

Total fixed assets, net		$162,856	$261,759
* Leasehold improvements are amortized over the shorter of the economic useful life or the lease term.

Depreciation expense was $54,501 and $53,937 for the three months ended September 30, 2013 and 2012, respectively, and $138,518 and $134,307 for the nine months ended September 30, 2013 and 2012, respectively.

NOTE 9. INTANGIBLE ASSETS

Merchant Portfolios

The following table reflects the Company’s merchant portfolio at their cost and net carrying value as of September 30, 2013:

		Remaining
	Fair	Useful Life in	Accumulated
	Market Value	Months	Amortization	Net
Process Pink Payments	$1,447,089	18	$368,008	$1,079,081
TOT BPS	1,852,851	15	543,438	$1,309,413
TOT HPS	102,050	15	29,931	$72,119
TOT FBS	968,010	22	209,146	$758,864
	$4,370,000		$1,150,523	$3,219,477

The useful lives of merchant portfolios represent management’s best estimate over which the Company will recognize the economic benefits of these intangible assets.

The Company capitalizes certain costs for website development projects. Specifically, the Company capitalizes projects that are significant in terms of functional value added to the site. A capitalized project would be closer to a full product launch than an incremental or point release update. Costs for updates are expensed as incurred. Capitalized costs are amortized over 24 months on a straight-line basis. The Company also capitalizes projects from the point of start to the point the application, service or website is publicly launched. Amortization is straight-line over 24 months. Impairment is reviewed quarterly to ensure only viable active project costs are capitalized. Capitalized website development costs are included in other assets.

During the three months and nine months ended September 30, 2013, two key executives signed covenants not to compete. These covenants have a three-year life and have an estimated fair market value of $711,667 as of September 30, 2013.

At September 30, 2013 and December 31, 2012, the Company had $4,494,837 of intangible assets of which $3,783,170 was attributed to TOT Group as follows:

	Domain			Client Acquisition	Covenent non to	Capitalized
	Name	IP Sofware	Portfolios	Costs	compete	Patent Cost	Other	Total
Balance at January 1, 2013	$173,750	$-				$37,920	$1,195	$212,865
Additions	-	-	-	-		-	-	-
Amortization	-	-	-	-		(1,009)	-	(1,009)
Impairment	-	-	-	-		-	-	-
Balance at March 31, 2013	$173,750	$-	$-	$-	$-	$36,911	$1,195	$211,856
Additions	-	258,748	4,370,000	282,380	840,000	-	35,410	5,786,538
Amortization	-	-	(501,817)	(20,220)	(58,333)	(1,009)	-	(581,379)
Impairment	-	-	-	-		-	-	-
Balance at June 30, 2013	$173,750	$258,748	$3,868,183	$262,160	$781,667	$35,902	$36,605	$5,417,015
Additions	-	-	-	78,100	-	-	-	78,100
Amortization	-	(7,462)	(648,706)	(27,853)	(70,000)		-	(754,021)
Divested	(173,750)					(35,902)	(36,605)	(246,257)
Impairment	-	-	-	-		-	-	-
Balance at September 30, 2013	$-	$251,286	$3,219,477	$312,407	$711,667	$-	$-	$4,494,837

Amortization expense for the three months and nine months ended September 30, 2013 was $754,021 and $1,336,409, respectively and $0 for the three months and nine months ended September 30, 2012.

The following table presents the estimated aggregate amortization expense of other intangible assets for the next five years. The table displays amortization expense for the three months ending December 31, 2013 and the years ending December 31, 2014-2017.

2013	$756,207
2014	2,777,272
2015	653,508
2016	138,635
2017	-
Thereafter	169,215
Total	$4,494,837

NOTE 10. INVESTMENT IN AFFILIATE

On September 25, 2013, the Company divested certain non-core business entities as discussed in Note 5 Discontinued Operations pursuant to a Contribution Agreement with T1T Lab, LLC (an affiliate owned by Mike Zoi).  Through its 10% membership interest in  T1T Lab, the Company retained a 10% interest in the divested entities and the Company is required to invest an additional $1.2 million into T1T Lab, LLC over the next twelve months pursuant to the Contribution Agreement. The investment, which amounted to $46,113, is accounted for under the cost method since the Company owns 10% of T1T Lab, LLC and does not influence the operations of T1T Lab, LLC.

NOTE 11. SHORT TERM LOANS

As of September 30, 2013, the Company had approximately $10.1 million in short term loans under a short term factoring agreement with Alfa-Bank, which was entered by the Company’s Russian subsidiary, TOT Money, on September 28, 2012. As of December 31, 2012, the Company had approximately $9.4 million in short term loans which consists of: (i) $7.6 million under the factoring agreement with Alfa-Bank; and (ii) $1.8 million under a credit agreement with Alfa-Bank that was entered by TOT Money on August 17, 2012.

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

In addition, on August 17, 2012, the Company’s Russian subsidiary, TOT Money, entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate varies based on the amount borrowed. Any amount borrowed is secured 100% by restricted cash of the Company. Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within nine months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 21, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev.

On February 13, 2013, the Alfa Bank Credit Agreement had a loan balance of 53,900,000 rubles (approximately $1.8 million in U.S. dollars) secured by 55,000,000 rubles (approximately $1.8 million in U.S. dollars) in restricted cash. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. The balance of this loan was $0 and $1.8 million at September 30, 2013 and December 31, 2012, respectively. The Company’s short term payable due to factoring was $10,155,334 at September 30, 2013.

NOTE 12. ACCRUED EXPENSES

At September 30, 2013 and December 31, 2012, accrued expenses amounted to $2,646,102 and $910,022 respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
Accrued professional fees	$920,642	$470,382
Promotional expense	19,601	221,311
Accrued interest	336,583	39,421
Accrued payroll and bonus	1,139,691	36,816
Other accrued expenses	229,585	142,092
	$2,646,102	$910,022

Included in accrued payroll and bonus is $1,066,091 of accrued performance bonuses attributed to the TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 13. LONG TERM DEBT

The Company assumed several long-term debt obligations in connection with its acquisition of the business assets of Unified Payments on April 16, 2013, which are summarized in the below tables.

The components of the Company’s outstanding long-term debt as of September 30, 2013 are as follows:

MBF Merchant Capital LLC	$4,880,649
RBL Capital Group, LLC	2,768,944
Capital Sources	2,300,000
Georgia Notes	10,649,548
Other	128,506
Subtotal	$20,727,647
Less Current Portion	1,677,525
Long Term Debt	$19,050,122

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

RBL Capital Group, LLC

The Company assumed two long-term notes with RBL Capital Group, LLC:

One note provided for a 15.635% interest rate and an assumed balance of the note, which was $1,532,853 at the acquisition date. The note requires monthly payments of $77,560 per month and is secured by the residuals received by a legacy processor of Process Pink. The Company assumed an amendment whereby, in the event that the cash flow ratio, as defined in the loan agreement is at the end of any calendar month less than 2:1 for three consecutive months, then the Company will be obligated to increase the monthly principal and interest payment to be $125,000 until such time the ratio falls below 2:1 for two consecutive months. Certain prepayment penalties exist, up to a maximum of 4% of the amount pre-paid, if the note is paid prior to maturity. The loan is collateralized by a security agreement whereby the lender has a senior priority security interest in the assets of the borrower. As of September 30, 2013, the lender has agreed not to accelerate any payments.

The second note provided for a 15.635% interest rate and an assumed balance of the note, which was $1,673,485 at the acquisition date. The note requires monthly payments of $84,584 per month and is secured by residuals received by a legacy processor of TOT BPS, LLC. The Company assumed an amendment whereby, in the event of the cash flow ratio, as defined in the loan agreement, is at the end of any calendar month less than 1.7:1 for two consecutive months, then the Company will be obligated to increase the monthly principal and interest payment to be $125,000 until such time the ratio falls below 1.7:1 for two consecutive months. As of September 30, 2013, the lender has agreed not to accelerate any payments.

Capital Sources of New York

The Company assumed the outstanding note payable of $2,300,000 in principal due to Capital Sources of New York. Under the terms of the note, the note is interest only through February 1, 2014, at which time principal and interest is payable in 24 equal installments. The note bears interest at a rate of 15% per annum. The note is unsecured. The total principal outstanding under the note was $2,300,000 as of September 30, 2013. The Company recorded interest expense related to the note of $86,250 for the three months ended September 30, 2013.

K 1 Holding Limited

On May 14, 2013, the Company executed and delivered to K 1 Holding Limited (“K1 Holding”) a promissory note, dated May 13, 2013, in the principal amount of $2 million, in connection with a loan in such amount made by K1 Holding to the Company. Proceeds from the loan are required to be used for general business purposes of the Company. Since there is no interest stated on this note, the Company used the effective interest method to calculate imputed interest at an effective rate of 13.25%. The Company recognized a discount on the loan of $463,358, resulting in an initial present value of $1,536,642. This discount will be amortized over the life of the loan as interest expense. As of September 30, 2013 the present value of the note was $1,553,609 and the remaining discount amounted to $446,391. For the three months and nine months ended September 30, 2013 the Company recognized $16,967 of imputed interest on the note. The outstanding principal balance of the promissory note is required to be repaid no later than May 14, 2015 and may be prepaid in whole or in part at any time without penalty or charge. The unpaid principal balance of the promissory note will become immediately due and payable by the Company upon certain events of default, including in certain circumstances if the Company or its property becomes the subject of certain voluntary or involuntary bankruptcy or insolvency proceedings or if the Company fails to timely pay principal under the promissory note and such failure continues for five business days. K1 Holding is an affiliate of Igor Yakovlevich Krutoy. Mr. Krutoy, through K1 Holding, owns a 33% interest in the Company’s subsidiary OOO Music1.

At the time the K1 Note was entered into by the Company and the related loan made by K1 Holding to the Company, the Company was negotiating a letter agreement dated May 13, 2013 with TGR Capital, LLC and K1 Holding. The draft of that letter agreement at that time provided that, as a condition to K1 Holding making the foregoing loan to the Company and to K1 Holding entering into an agreement to provide certain business development consulting services to the Company, (i) the Company would issue to K1 Holding a number of restricted shares of common stock of the Company equal to 2% of the total issued and outstanding shares of common stock of the Company at the time of issuance and (ii) TGR Capital, LLC would transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding’s and Mr. Krutoy’s aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer. TGR Capital, LLC is an affiliate of the Company’s director and majority stockholder, Mike Zoi. As of the date this Report was filed with the Commission, neither the letter agreement nor the services agreement has been finalized or entered into by the parties.  On September 25, 2013, the K1 Note was assumed by T1T Lab in connection with divesture of entertainment assets on that date.

As of the date of this Report was filed with the Commission, the parties have agreed in principal that, pursuant to the foregoing letter agreement, (i) the Company would issue to K1 Holding a number of restricted shares of common stock of the Company equal to 4% (instead of 2% as initially contemplated) of the total issued and outstanding shares of common stock of the Company at the time of issuance and (ii) TGR Capital, LLC would transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding's and Mr. Krutoy's aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer (decreasing the amount of shares required to be transferred by TGR Capital, LLC to K1 Holding from 8% to 6% of the total issued and outstanding shares of common stock of the Company).   However, since as of the date this Report was filed with the Commission the foregoing letter agreement has not yet been finalized or entered into by the parties, the foregoing provisions remain subject to continuing negotiations and subject to entering into a definitive binding agreement, and therefore such provisions are not binding on the Company and are subject to change.  The issuance by the Company of any shares of its common stock to K1 Holding pursuant to the letter agreement is subject to approval of the Company’s shareholders.

Similarly, the consulting services agreement described above also has not been finalized or entered into by the parties as of the date this Report was filed with the Commission.   As of the date this Report was filed with the Commission, the current draft of such consulting services agreement provides that K1 Holding would provide investor relations services for the Company and its affiliates outside the United States and that K1 Holding would assist the Company and its affiliates with future negotiations and maintaining their relationship with Mobile TeleSystems OJSC, MegaFon OJSC, OJSC VimpelCom (a/k/a Beeline) and their respective affiliates.

Georgia Notes, LLC

Pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon will be converted into a 8% interest only loan with a face value of approximately $13.1 million (interest compounding annually with a balloon payment of approximately $13.1 million due on January 1, 2017) and upon such conversion, such loan will be assumed by a subsidiary of TOT Group. This convertible preferred membership interest is classified as long term debt in the accompanying consolidated balance sheets, at its present value of $10,649,548, which includes accrued interest, in accordance with the Contribution Agreement.

Scheduled Debt Principal Repayment

Scheduled principal repayments on all debt, including Georgia Notes, LLC are as follows:

Three months ended December 31, 2013	$590,819
Year ended December 31, 2014	2,776,454
Year ended December 31, 2015	6,830,761
Year ended December 31, 2016	-
Year ended December 31, 2017	13,268,000
Total	$23,466,034

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

On February 1, 2013, the Company entered into its second sponsorship agreement with Ferrari North America, Inc. (“FNA”). Consideration is $50,000 in cash and $200,000 in advertising services. Additionally, unused advertising services from the previous agreement of March 8, 2012 will be available to FNA until January 1, 2014. The Company, through its motorsport.com brand, will receive sponsor recognition on all FNA Ferrari Challenge communications, promotions and advertising. FNA is required to include motorsport.com in all its Ferrari Challenge advertisements, communications and promotional materials, including but not limited to, press releases, winner’s podium display and reference to motorsport.com and the Company’s sponsorship in all correspondence. Parties may, at their election, issue joint press releases, subject to approval by FNA. Additionally, motorsport.com signage and decals are required to be displayed on all FNA cars, including during practice and race sessions.  This agreement was part of the divesture of Motorsport.com on September 25, 2013.

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

As discussed in Note 7, the Company entered into a settlement agreement with the former general director of TOT Money. Pursuant to the agreement, the former general director is to receive profit sharing of 30% of the TOT Money profit as adjusted by certain items listed in the settlement agreement if they relevant for the period. The amounts due for profit sharing are currently being applied to the settlement agreement balance ($3.8 million). Once the settlement agreement is repaid, the former general director will begin to receive his 30% profit sharing payments on a going forward basis.

The Company also leases office space in Russia and the Ukraine. Total rent expense for these leases was $103,051 and $62,968 for the three months ended September 30, 2013 and 2012, respectively. Future minimum lease payments are $105,469 for 2013 and $178,425 for 2014, respectively.

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

The Defendants disputed the allegations made by the Plaintiffs. During 2011, the parties were actively engaged in negotiating a settlement to the case. The Company has not reached a final settlement with the Plaintiff but has a reserve as of September 30, 2013 to cover its legal fees and the estimated settlement of the case, which is included in accrued expenses in the accompanying consolidated balance sheet as of September 30, 2013. As of the date this Report was filed with the Commission, this matter is still active on the Court docket. According to the docket, motions were made to dismiss the complaint against certain named defendants, including those companies previously associated with Unified Payments. An order was entered in connection with the motion filed only dismissing the case against one of the named defendants and an appeal was filed for reconsideration of the motion. To the best of our knowledge the appeal has not yet been heard.

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court(Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  The defendant is the successor in interest to Paymentech.  On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division.  Plaintiffs’ opposition to First Data’s motion to dismiss (for lack of standing) was filed on Oct. 24. Defendant's Reply to Plaintiff's opposition was due Oct. 31. Defendant's filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard Nov. 1, 2013.   The next hearing date for the Motion to Dismiss is scheduled for November 25, 2013.

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

NOTE 15. RELATED PARTY TRANSACTIONS

As of September 30, 2013, the Company had $1,542,268 due to related parties, consisting primarily of $1,240,302 to T1T Lab, and $301,996 due to Enerfund, LLC (which is wholly-owned by Mike Zoi, a director and majority stockholder of the Company).

Pursuant to an agreement dated January 31, 2013, the Company ceased all operations of A&R Music Live, LLC and terminated the employment of Stephen Strother (the founder and former President of Music1, LLC) as of January 31, 2013, with agreement to pay him $150,000 over the next twelve months and to transfer and assign to him the Company’s 97% interest in A&R Music Live, LLC, the internet domain name www.arlive.com and related intellectual property rights (which transfers and assignments were completed on February 8, 2013). The remaining liability for severance to Mr Strothers was assumed by T1T Lab in the divesture on September 25, 2013 (See Note 5).  As of February 8, 2013, Mr. Strother owned a 100% interest in and operates A&R Music Live, LLC. The Company retained ownership of and rights to www.music1.com and www.music1.ru. The Company recorded a charge of approximately $84,000 to reflect the loss on disposition of business during the three months ended March 31, 2013, which is reflected in other expense in the accompanying consolidated statements of operations for the nine months ended September 30, 2013. This liability was assumed by T1T Lab, LLC on September 25, 2013 in the divesture of the entertainment assets.

NOTE 16. STOCKHOLDERS’ EQUITY

Subscription Agreements

On February 2, 2012, Net Element entered into a Subscription Agreement with one of its directors, Felix Vulis, pursuant to which Mr. Vulis purchased from the Company for $100,000: (i) 16,667 shares of common stock of the Company; (ii) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $10 per share; (iii) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $20 per share; and (iv) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $40 per share. These warrants were cancelled on October 2, 2012 pursuant to the Merger Agreement with Net Element. The price of the Company’s stock was $13.60 on the date of grant and the Company recorded a corresponding compensation charge of $806,667 during the nine months ended September 30, 2012.

On February 23, 2012, Net Element entered into a Subscription Agreement pursuant to which it sold 333,333 newly issued shares of common stock of the Company to Kenges Rakishev for an aggregate purchase price of $2,000,000, or $6.00 per share. In connection with this Subscription Agreement, the Company recorded a corresponding compensation charge for $1,333,333 to recognize the difference between $6.00 per share and the market price of the stock on February 23, 2012 of $10.00 per share during the nine months ended September 30, 2012.

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

For a nominal amount, K1 Holdings acquired a 33% ownership interest in Music1 Russia. The Company agreed to contribute to Music1 Russia (i) exclusive, non-assignable, royalty-free, perpetual, world-wide rights to use and operate the Internet domain  www.music1.com (the “Website”), (ii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to use the Company’s Launchpad computer system technology for the operation of Internet based contests, (iii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to integrate the Company’s Music Brain technology into the Website and (iv) not less than $2 million in the form of an interest-free loan to maintain the operations of Music1 Russia. Mr. Krutoy also agreed to (i) provide monetization opportunities; propositions and other business development introductions identified by Music1 Russia as having significant business potential and (ii) act as an advisor and Chairman of the Board of Directors of Music1 Russia for a period of two years. As consideration for such advisory services and services as Chairman of the Board of Directors of Music1 Russia, the Company agreed to issue Mr. Krutoy 125,000 shares of restricted stock of the Company, with half of such shares issued to Mr. Krutoy within one month after he becomes Chairman of Music1 Russia and the other half of such shares issued to Mr. Krutoy within one month after the start of the second calendar year of his term as Chairman of Music1 Russia. The Company did not issue any shares of restricted stock to Mr. Krutoy during the three months ended September 30, 2012.

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

In accordance with the Joint Venture Agreement, on September 6, 2012 Mr. Krutoy entered into a Subscription Agreement to purchase 333,333 shares of Net Element common stock for an aggregate purchase price of $2 million, which amount was funded on June 6, 2012. A compensation charge of $800,000 was recorded to recognize the difference between the fair value and contracted value of shares provided during the nine months ended September 30, 2012.

Other

During December 2012, the Company’s Board of Directors authorized, and the Company announced on December 10, 2012, a plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. For the nine months ended September 30, 2013, the Company repurchased 170,322 shares of its common stock for $477,966 or an average of $2.81 per share including 137,207 shares that were repurchased by the Company in a private transaction outside the parameter of the publicly announced repurchase plan.

NOTE 17. WARRANTS

At September 30, 2013, the Company had 8,938,900 warrants outstanding (as a result of 1,100 warrants exercised during 2012) with a weighted average exercise price of $7.50 and a weighted average contract term of 4.01 years.

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

NOTE 18. INCOME TAXES

There was no U.S. or foreign current or deferred income tax provision for the three months ended September 30, 2013 and 2012.

As of September 30, 2013 and December 31, 2012 the Company has a full valuation on its net deferred tax assets. The Company’s net deferred tax assets are primarily composed of net operating loss carryforwards (“NOLs”). These NOLs total approximately $30.6 million and $25.0 million for federal, approximately $18.7 million and $13.2 million for state, and approximately $9.1 million and $1.5 million for foreign as of September 30, 2013 and December 31, 2012, respectively. Federal and state NOLs could be subject to limitations if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation, the Company has concluded that based on the weight of available evidence, it is not more likely than not that the Company will realize any of the benefit of its net deferred tax assets. Accordingly, as of September 30, 2013, the Company maintained a full valuation allowance totaling approximately $14.4 million.

NOTE 19. SEGMENT INFORMATION

The Company previously owned several popular content monetization verticals (i.e., interests in online media businesses and operations) that were divested during the quarter ended September 30, 2013 (see Note 5 for additional information regarding this divestiture). As a result of this divestiture, the Company now has only one reportable business segment, consisting of mobile commerce and payment processing. Operations of the divested businesses are presented as discontinued operations.

NOTE 20. RESTATEMENT OF FINANCIAL STATEMENTS

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2012, adjustments were made to the Company’s equity accounting for certain first and second quarter 2012 transactions. The effects of these adjustments were included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed with the Commission. The statement of operations and comprehensive loss and statements of cash flows for the nine months ended September 30, 2012 have been restated for these adjustments, as reflected in the following pages.

			Nine Months
			Ended September
	Nine Months Ended		30, 2012
	September 30, 2012	Restatement	(As Restated)

Net Revenues	$222,207	$-	$222,207

Operating Expenses
Cost of revenues	66,791		66,791
Business development	-	-	-
General and administrative	4,440,106	2,565,551	7,005,657
Product development	-	-	-
Depreciation and amortization	134,307	-	134,307
Total operating expenses	4,641,204	2,565,551	7,206,755
Loss from operations	(4,418,997)	(2,565,551)	(6,984,548)

Non-operating expense
Interest income (expense)	314,883	-	314,883
Other income (expense)	(411,225)	-	(411,225)
Loss before income tax provision	(4,515,339)	(2,565,551)	(7,080,890)
Income tax provision	(51,017)	-	(51,017)
Net Loss from operations	(4,566,356)	(2,565,551)	(7,131,907)
Loss from discontinued operations	(1,898,397)	-	(1,898,397)
Net loss attributable to the noncontrolling interest	118,739	-	118,739
Net loss	$(6,346,014)	$(2,565,551)	$(8,911,565)

Other comprehensive income
Foreign currency translation gain	(1,819)	-	(1,819)
Comprehensive loss	$(6,347,833)	$(2,565,551)	$(8,913,384)

Net loss per share - basic and diluted	$(0.33)	$-	$(0.47)

Weighted average number of common shares
outstanding - basic and diluted	19,083,270	-	19,083,270

The restatement adjustment of $2,565,551 is comprised of:

•      $425,550 is comprised of $800,000 in non-cash compensation expense related to a subscription agreement with Igor Krutoy, pursuant to which shares of common stock were sold to Mr. Krutoy below the market price at the time of sale and ($374,450) relating to an adjustment to non-cash compensation expense for the modification of the employment agreement with Richard Lappenbusch.
⋅       $1,333,334 in non-cash compensation expense related to a subscription agreement entered into with one of our current directors, Kenges Rakishev, pursuant to which shares of common stock were sold to Mr. Rakishev below the market price at the time of sale.
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

	Nine Months		Nine Months Ended
	Ended		September 30, 2012
	September 30, 2012	Restatement	(As Restated)
Cash flows from operating activities:
Net loss	$(6,346,014)	$(2,565,551)	$(8,911,565)
Adjustments to reconcile net loss to net	-	-	-
cash used in operating activities:	-	-	-
Loss attributable to Investment in Subsidiary	-	-	-
Decrease in noncontrolling interests	(118,739)	-	(118,739)
Loan discount interest expense	-	-	-
Depreciation and amortization	134,307	-	134,307
Non-cash compensation	3,803,862	-	3,803,862
Issuance of shares for service	-	-	-
	-	-	-
Changes in assets and liabilities, net of acquistions	-	-	-
and the effect of consolidation of equity affiliates:	-	-	-
Prepaid expenses and other assets	(229,702)	-	(229,702)
Deposits	-	-	-
Account receivable	(8,884,116)	-	(8,884,116)
Notes receivable	(10,218,888)	-	(10,218,888)
Deferred Tax Assets	-	-	-
Due to related parties	-	-	-
Accounts payable	9,170,102	-	9,170,102
Loan payable	-	-	-
Accrued expenses	209,509	-	209,509
Adjustments for operating activities of continuing operations	(6,133,665)	-	(6,133,665)
Adjustments for operating activities of discontinued operations	5,915,943	-	5,915,943
Total adjustments	(217,722)	-	(217,722)
Net cash used in operating activities	(6,563,736)	(2,565,551)	(9,129,287)
		-
Cash flows from investing activities		-
Note receivable	-	-	-
Note payable (non- current portion)	-	-	-
Change in restricted cash	-	-	-
Capitalized web development and patent costs	(70,265)	-	(70,265)
Purchase of fixed assets	(221,903)	-	(221,903)
Net cash used in investing activities	(292,168)	-	(292,168)
		-
Cash flows from financing activities:		-
Contributed capital from non-controlling equity investors	1,603,169	-	1,603,169
Change in restricted cash	(1,763,386)	-	(1,763,386)
Repayments of note payable	(75,000)	-	(75,000)
Notes payable	4,164,470	-	4,164,470
Advances on related party notes	8,087,259	-	8,087,259
Net cash provided by (used in) financing activities	12,016,512	-	12,016,512

Effect of exchange rate changes on cash	(1,819)	-	(1,819)
Net increase (decrease) in cash	5,158,789	(2,565,551)	2,593,238
		-
Cash at beginning of period	59,387	-	59,387
Cash at end of period	$5,218,176	$(2,565,551)	$2,652,625

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 and in Part II, Item 1A of this Report.

Overview; Recent Developments

We currently have one reportable business segment, consisting of mobile commerce and payment processing.  During the six months ended June 30, 2013, we had two reportable business segments, consisting of (i) mobile commerce and payment processing, and (ii) entertainment and culture Internet destinations.   However, during the quarter ended September 30, 2013, we divested all of our interests in online media businesses and operations (which comprised our entertainment and culture Internet destinations business segment), which are presented as discontinued operations.  During the three months and nine months ended September 30, 2012, we had one reportable business segment, consisting of entertainment and culture Internet destinations.

The Company’s subsidiary TOT Group, Inc. (formerly known as TOT, Inc.) (“TOT Group”) is a multinational, mobile payments and transaction processing holding company, which provides a range of flexible online and offline payment solutions. Clients include wireless carriers, content providers and merchants. TOT Group delivers comprehensive, end-to-end payment solutions to enable merchants to reliably accept cashless transactions at the point of sale (“POS”). From processing electronic payments at the POS to processing mobile commerce transactions to managing merchant terminals and providing information management services, TOT Group through its proprietary technology offers innovative solutions which allow its merchants to streamline their payments resources. Through TOT Group, the Company generates revenues from transaction fees, service fees, percentage of the dollar amount of each transaction and other fees associated with processing of cashless transactions at the points of sale. The Company serves merchants primarily in the retail, restaurant, supermarket, petroleum and hospitality sectors. In addition, TOT Group (through its subsidiary OOO TOT Money (“TOT Money”) operates the Company’s provider of carrier-integrated mobile payments solutions. TOT Money’s relationships with mobile operators give the Company substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer customers In-App, P-SMS and Online and Carrier Billing solutions in over 49 countries.

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

On September 25, 2013, we entered into a Contribution Agreement (the Divestiture Contribution Agreement) with T1T Lab, LLC, a Florida limited liability company (T1T Lab), and T1T Group, LLC, a Delaware limited liability company (T1T Group), pursuant to which, on September 25, 2013, we contributed to T1T Lab all of our membership and participation interests in our subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the Disposed Subsidiaries).   The Disposed Subsidiaries constitute all of the Company's interests in online media businesses and operations (referred to herein collectively as the Company's "entertainment assets").   Following the transactions effectuated pursuant to the Divestiture Contribution Agreement, the Company currently indirectly owns a minority interest in the Disposed Subsidiaries through its 10% membership interest in T1T Lab and the other 90% membership interest in T1T Lab is owned by T1T Group (which is indirectly wholly-owned by Mike Zoi, a director and majority stockholder of the Company).  The Company disposed its entertainment assets in order to focus its business operations on mobile payments, transactional services and related technologies and to reduce the significant expenses associated with developing and maintaining the entertainment assets.   For additional information regarding the divestiture of the Company’s entertainment assets, see Note 5 of the accompanying notes to unaudited condensed consolidated financial statements.

Since our inception, we have incurred significant operating losses (for additional information, see “Liquidity and Capital Resources” below). If we fail to maintain our relationships with merchants, mobile phone providers, content providers, lenders and other business partners, it could harm our revenues and materially adversely affect our financial condition and results of operations.   We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing our technologies and operations.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

We reported a net loss of $3,869,613 or ($0.13) per share, for the three months ended September 30, 2013 versus a net loss of $1,814,304, or ($0.09) per share, for the three months ended September 30, 2012. Loss from continuing operations (including loss attributable to the noncontrolling interest) was $3,175,474 or ($0.11) per share for the three months ended September 30, 2013 versus loss from continuing operations (including loss attributable to the noncontrolling interest) of $1,119,826 or ($0.05) per share for the three months ended September 30, 2012.  The loss from discontinued operations was $694,139 or ($0.02) per share for the three months ended September 30, 2013 versus a loss from discontinued operations of $694,478 or $(0.04) per share for the three months ended September 30, 2012.  Basic and diluted weighted average shares outstanding were 28,163,337 and 19,314,379 for the three months ended September 30, 2013 and 2012, respectively.

Net revenues consist of payment processing fees, advertising fees, license fees and membership fees. Net revenues for the three months ended September 30, 2013 were $6,520,788 of which $6,519,599 were payment processing fees from our subsidiary TOT Group, Inc. This consisted of $5,496,038 from its subsidiary TOT Payments (which consists of the former operations of Unified Payments, which we acquired on April 16, 2013), $1,011,130 from its subsidiary TOT Group Russia (which owns TOT Money, our mobile commerce payment processing operations in Russia) and $12,431 from Aptito. Additionally, we earned $1,189 from NETE Russia. Net revenues for the three months ended September 30, 2012 were $170,691, which were primarily comprised of service fees generated by our entertainment assets, which were divested during the three months ended September 30, 2013 (see also Note 5 of the accompanying notes to unaudited condensed consolidated financial statements).   The increase in net revenues in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 is primarily a result of the Unified Payments acquisition and the launch of our mobile commerce payment processing operations in Russia during the third quarter of 2012 through TOT Money. Our results of operations for the three months ended September 30, 2012 consist primarily of processing fees from our TOT Money subsidiary.

Operating expenses totaled $8,908,988 for the three months ended September 30, 2013 versus $1,697,756 for the three months ended September 30, 2012, representing an increase of $7,211,232. The primary reason for the increase in operating expenses is our acquisition of the operations of Unified Payments on April 16, 2013 and the commencement of TOT Money's operations in Russia during the third quarter of 2012.

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, content acquired and created and certain payroll expense that is directly related to revenue creation. Cost of revenues for the three months ended September 30, 2013 was $4,646,245 as compared to $26,767 for the three months ended September 30, 2012, which represents an increase of $4,619,478.  The increase in cost of revenues is primarily attributable to $4,645,999 in cost of revenues from TOT Group, Inc. due to the Unified Payments acquisition and operations of TOT Money.   Of the $4,645,999, TOT Payments (which owns the business operations acquired from Unified Payments) accounted for $4,432,192.   The primary costs are $3,387,575 of interchange fees, $231,571 of Visa® and MasterCard® charges, $684,707 of outside sales commissions and $128,339 in processing costs.   The primary difference between $4,645,999 and $4,432,192 belongs to TOT Money (which first began operations in the third quarter of 2012) for the purchase of short numbers to facilitate creation of payment processing revenues.

General and administrative expenses were $2,928,528 for the three months ended September 30, 2013 as compared to $1,617,052 for the three months ended September 30, 2012, representing an increase of $1,311,476.   General and administrative expenses for the three months ended September 30, 2013 and 2012 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, including certain salaries, benefits, taxes, professional fees, travel, rent, Internet expenses and other expenses required to run our business. General and administrative expenses for the three months ended September 30, 2013 and 2012 were attributable to:

	Three Months	Three Months
	Ended	Ended
	Sep 30,	Sep 30,
Category	2013	2012	Increase / (Decrease)
Non-cash compensation expense	$75,000	$426,838	$(351,838)
Salaries, benefits, taxes and contractor payments	1,234,438	713,773	520,665
Professional fees	988,974	288,958	700,016
Rent	160,337	119,647	40,690
Product development	-	8,943	(8,943)
Business development	15,851	5,882	9,969
Travel expense	191,369	30,275	161,094
Filing fees	22,120	80,951	(58,831)
Other expenses	240,439	(58,215)	298,654
Totals	$2,928,528	$1,617,052	$1,311,476

Non-cash compensation expense was $75,000 and $426,838 for the three months ended September 30, 2013 and 2012, respectively. During the three months ended September 30, 2013, we recorded stock compensation expense to the members of our Board of Directors in the amount of $75,000 to accrue for quarterly board fees which the Company agreed to pay in shares of the Company’s common stock.   For the three months ended September 30, 2012, we incurred $426,838 in non-cash compensation expense comprised primarily of $256,381 in vested options expense and $168,339 in deferred compensation amortization.

Salaries, benefits, taxes and contractor payments were $1,234,438 for the three months ended September 30, 2013 as compared to $713,773 for the three months ended September 30, 2012, representing an increase of $520,665.  The increase was mainly due to TOT Group which reported $589,349 of this amount, of which $224,155 was attributed to TOT Payments (began operations on April 16, 2013 as a result of acquiring the operations of Unified Payments), $168,504 for TOT Money, $174,428 for TOT Group’s executive management and $22,262 for Aptito for the three months ended September 30, 2013.

Professional fees were $988,974 for the three months ended September 30, 2013 as compared to $288,958 for the three months ended September 30, 2012, representing an increase of $700,016.  The most significant increases in professional fees were attributable to general legal fees for $165,727, accounting / auditing fees for $103,387 and consulting fees for $433,528, partially offset by a ($15,476) decrease in SEC compliance legal fees during the three months ended September 30, 2013 versus the three months ended September 30, 2012.  General legal expenses increased $165,727 due to the use of additional outside legal counsel to assist in the reorganization of the Company after its merger transaction with Net Element.  Accounting and auditing fees were $103,387 higher as the Company changed auditors from a local firm to a national firm and additional services were required in connection with the merger and acquisitions.  The consulting fees were higher by $433,528 primarily as a result of adding TOT Group.  The $433,528 primarily consisted of $68,622 in computer support fees for Aptito, $19,358 in professional fees and $228,714 in management consulting and data entry for TOT Money, offset by a $83,166 decrease in Yapik, Music1 and Corporate.

Rent expense increased by $40,690, or 34%, from $119,647 for the three months ended September 30, 2012 to $160,337 for the three months ended September 30, 2013, primarily due to the acquisition of Unified Payments’ operations and the move of our principal executive office to the offices previously occupied by Unified Payments in North Miami Beach. For April and May, the Company maintained two locations and moved into the North Miami Beach office in June consolidating to one office.

Business development expenses were $15,851 for the three months ended September 30, 2013 as compared to $5,882 for the three months ended September 30, 2012.

Travel expenses were $191,369 for the three months ended September 30, 2013 as compared to $30,275 for the three months ended September 30, 2012. Travel costs were higher for the three months ended September 30, 2013 due to increased travel to Russia in connection with the Russian operations of TOT Money.

Other expenses were $240,439 for the three months ended September 30, 2013 as compared to $(58,215) in other expenses for the three months ended September 30, 2012. Included in the $240,439 of other expenses for the three months ended September 30, 2013 were incremental other expenses from our Russian operations of $34,766 (telephone $15,659, office supplies ($2,304), training ($2,972), car expenses ($3,994) and other expenses ($9,837)) and other expense from TOT Group’s operations of $182,706 consisting of office expenses ($53,042), performance bonuses ($86,874), communications ($16,734)  and other corporate expenses of ($26,056).

We recorded a provision for loan losses of $537,230 for the three months ended September 30, 2013, the majority of which is comprised of   $764,089 due to reserving revenues and costs related to the First Data boarded merchants in our Process Pink portfolio, as the result of an ongoing lawsuit with First Data, partially offset by a net recovery of $226,859 by TOT Money.  We had no provision for loan losses for the three months ended September 30, 2012.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of merchant portfolios, client acquisition costs, capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $796,985 for the three months ended September 30, 2013 as compared with $53,937 for the three months ended September 30, 2012.  The $743,048 increase in depreciation and amortization expenses was primarily a result of adding assets from TOT Group, of which $677,231 was attributable to TOT Payments (began April 16, 2013 as a result of the Unified Payments Acquisition).   The $677,231 from TOT Payments primarily includes amortization of merchant portfolios ($648,705) and client acquisition costs ($27,853).

Total interest expense for the three months ended September 30, 2013 amounted to $973,256 versus $412,266 in interest income for the three months ended September 30, 2012.   This was primarily due to TOT Group’s assumption of $20,408,167 of indebtedness in connection with its acquisition of the business operations of Unified Payments, which resulted in interest expense of $1,139,150 for the three months ended September 30, 2013. This includes $448,519  of accrued interest for the loan payable to Georgia Notes, LLC of $10,293,881 at September 30, 2013 (see Note 13 of the accompanying notes to unaudited condensed consolidated financial statements. Pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon will be converted into a 8% interest only loan (interest compounding annually with a balloon payment due on January 1, 2017) and, upon such conversion, such loan will be assumed by a subsidiary of TOT Group. This convertible preferred membership interest is held by Georgia Notes, LLC and is classified as long term debt in the accompanying consolidated balance sheets. Interest expense for the three months ended September 30, 2013 also includes $178,312 of interest on a factoring line that TOT Money has with Alfa Bank.

There was $463,291 in interest income for the three months ended September 30, 2012 relating to notes receivable from one of our Russian subsidiaries. This was partially offset by interest expense from convertible loans from Enerfund to Net Element ($51,025 in interest expense at 5% per annum) with principal balances totaling $4,092,000.

The net loss attributable to non-controlling interests amounted to $266,001 for the three months ended September 30, 2013 as compared to $45,990 for the three months ended September 30, 2012.   The $266,001 primarily consists of $238,177 attributed to Net Element International.  The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Discontinued Operations

For the three months ended September  30, 2013, the Company recorded a loss of  $372,496, net of tax, from operations of discontinued entities that primarily related to the divestiture of its Openfilm, Legal Guru, Motorsport, Splinex and 000 Music 1, subsidiaries.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

We reported a net loss of $27,335,141 or $(0.97) per share for the nine months ended September 30, 2013 versus a net loss of $8,911,565 (as restated), or $(0.47) per share, for the nine months ended September 30, 2012. Of this, loss from continuing operations (including loss attributable to the noncontrolling interest) was $25,995,495 or $(0.92) per share for the nine months ended September 30, 2013 versus loss from continuing operations (including loss attributable to the noncontrolling interest) of $7,013,168 or $(0.37) per share for the nine months ended September 30, 2012. Loss from discontinued operations was $1,339,646 or $(0.05) per share for the nine months ended September 30, 2013 versus loss from discontinued operations of $1,898,397 or $(0.10) per share for the nine months ended September 30, 2012.  Basic and diluted weighted average shares outstanding were 28,173,573 and 19,083,270 for the nine months ended September 30, 2013 and 2012, respectively.

Net revenues consist of payment processing fees, advertising fees, license fees and membership fees.  Net revenues for the nine months ended September 30, 2013 were $12,996,538, of which $12,995,117 ($868,151 were from when TOT Money was consolidated with Net Element Russia and $12,126,966 were from TOT Group, Inc) were from payment processing fees. Of the $12,126,966, $10,097,636 was from TOT Payments (which consists of the former operations of Unified Payments, which we acquired on April 16, 2013), $2,016,377 was from TOT Money, and $12,953 from Aptito. Net revenues for the nine months ended September 30, 2012 were $222,207 (as restated), which were primarily comprised of service fees generated by our entertainment assets, which were divested during the three months ended September 30, 2013 (see also Note 5 of the accompanying notes to unaudited condensed consolidated financial statements).   The increase in net revenues for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 is primarily a result of the Unified Payments acquisition and the launch of our mobile commerce payment processing operations in Russia during the third quarter of 2012 through TOT Money. Our results of operations for the nine months ended September 30, 2012 include only the operations of our entertainment assets, which were divested during the three months ended September 30, 2013.

Operating expenses totaled $37,615,813 for the nine months ended September 30, 2013 versus $7,206,755 (as restated) for the nine months ended September 30, 2012, representing an increase of $30,409,058. The primary reason for the increase in operating expenses is our acquisition of the operations of Unified Payments on April 16, 2013, which resulted in a $8,970,035 increase in cost of revenues and $11,200,000 of non-cash goodwill impairment losses. In addition, we recorded a $6,736,302 provision for loan losses and unrecoverable advances and we incurred $1,315,352 of increased depreciation and amortization expenses and $2,187,369 of increased general and administrative expenses in the nine months ended September 30, 2013, which contributed to our increased operating expenses as compared to the nine months ended September 30, 2012. Each of these expense items is discussed further below.

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, content acquired and created and certain payroll expense that is directly related to revenue creation. Cost of revenues for the nine months ended September 30, 2013 was $9,036,826 as compared to $66,791 (as restated) for the nine months ended September 30, 2012, which represents an increase of $8,970,035.  The increase in cost of revenues is primarily due to $8,770,493 in cost of revenues from TOT Group, Inc. due to the Unified Payments acquisition and operations of TOT Money. The primary costs in TOT Group, Inc. were attributed to TOT Payments (which was formed as a result of the Unified Payments acquisition), which amounted to $8,216,055 (this included $6,368,534 of interchange fees, $418,209 of Visa® and MasterCard® charges, $1,207,976 of outside sales commissions and $60,802 in processing costs). The primary difference between $8,770,493 and $8,216,055 belongs to TOT Money (which first began operations in the third quarter of 2012) for the purchase of short numbers to facilitate creation of payment processing revenues.

General and administrative expenses were $9,193,026 for the nine months ended September 30, 2013 as compared to $7,005,657 (as restated) for the nine months ended September 30, 2012, representing an increase of $2,187,369.  General and administrative expenses for the nine months ended September 30, 2013 and 2012 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, including certain salaries, benefits, professional fees, travel, rent, Internet expenses and other expenses required to run our business. General and administrative expenses for the nine months ended September 30, 2013 and 2012 were attributable to:

	Nine Months	Nine Months
	Ended	Ended
	Sep 30,	Sep 30,
Category	2013	2012	Increase / (Decrease)
Non-cash compensation expense	$225,000	$3,820,206	$(3,595,206)
Salaries, benefits, taxes and contractor payments	3,250,901	1,847,810	1,403,091
Professional fees	3,348,821	805,399	2,543,422
Rent	454,426	297,004	157,422
Product development	12,050	61,221	(49,171)
Business development	34,641	484,161	(449,520)
Travel expense	646,260	117,826	528,434
Filing fees	85,057	99,607	(14,550)
Other expenses	1,135,870	(527,577)	1,663,447
Totals	$9,193,026	$7,005,657	$2,187,369

Non-cash compensation expense was $225,000 and $3,820,206 for the nine months ended September 30, 2013 and 2012, respectively. During the first nine months of 2013 we recorded stock compensation expense to the members of our Board of Directors in the amount of $225,000 to accrue for quarterly board fees which the Company agreed to pay in shares of the Company’s common stock.   For the nine months ended September 30, 2012 (restated), we incurred $3,820,206 in non-cash compensation expense primarily comprised of $800,000 in non-cash compensation expense relating to a subscription agreement with Igor Krutoy, pursuant to which shares of common stock were sold to Mr Krutoy below the market price at the time of the sale, $1,333,334 in compensation expense related to a subscription agreement entered into with one of our current directors, Kenges Rakishev, pursuant to which shares of common stock were sold to Mr. Rakishev below the market price at the time of sale, $806,667 in compensation expense related to a subscription agreement entered into with one of our current directors, Felix Vulis, pursuant to which shares of common stock and warrants were sold to Mr. Vulis below the market price at the time of sale, $351,667 in compensation expense for options issued or vesting and $490,878 for deferred compensation amortization.

Salaries, benefits, taxes and contractor payments were $3,250,901 for the nine months ended September 30, 2013 as compared to $1,847,810 for the nine months ended September 30, 2012, representing an increase of $1,403,091.   The increase was mainly due to TOT Group which reported $1,043,759 ($434,652 attributed to TOT Payments, LLC, which was formed and began operations April 16, 2013 as a result of acquiring the operations of Unified Payments, $237,142 for TOT Money Russia and TOT Corporate for $301,263) for the nine months ended September 30, 2013. In addition, Net Element Russia had an increase of $523,970, Music1 had an increase of $22,104, and Corporate had an increase of $136,558, partially offset by a decrease in Netlabs ($97,659) and Yapik ($82,449) during the nine months ended September 30, 2013 as compared to the same period during 2012. Net Element Russia began operations in the second quarter of 2012 and TOT Money had no expenses in the first nine months ended September 30, 2012.

Professional fees were $3,348,821 for the nine months ended September 30, 2013 as compared to $805,399 for the nine months ended September 30, 2012, representing an increase of $2,543,422. The most significant increases in professional fees were attributable to general legal fees ($859,218), accounting / auditing fees ($857,520) and consulting fee ($767,411). General legal expenses increased $859,218 during the nine months ended September 30, 2013 versus the nine months ended September 30, 2012 due to the use of additional outside legal counsel to assist in the reorganization of the Company after its merger transaction with Net Element. Accounting and auditing fees were $857,520 higher as the Company changed auditors from a local firm to a national firm and there was additional work related to the merger and acquisitions. Consulting fees were $767,411 higher due to addition of TOT Group, which primarily was for executive management consulting and data entry for TOT Payments ($245,755), computer support fees for Aptito ($68,622), executive and management consulting for TOT Money ($433,304) and other outside services ($19,730).

Rent expense increased by $157,422, or 53%, from $297,004 for the nine months ended September 30, 2012 to $454,426 for the nine months ended September 30, 2013, primarily due to the acquisition of Unified Payments’ operations and the move of our principal executive office to the offices previously occupied by Unified Payments in North Miami Beach. For April and May, the Company maintained two locations and moved into the North Miami Beach office in June, consolidating to one office.

Business development expenses were $34,641 for the nine months ended September 30, 2013 as compared to $484,161 for the nine months ended September 30, 2012. The reduction was mainly due to the decrease in corporate development efforts and development expenses of Yapik and Music1, which were divested during the three months ended September 30, 2013.

Travel expenses were $646,260 for the nine months ended September 30, 2013 as compared to $117,826 for the nine months ended September 30, 2012. Travel costs were higher for the nine months ended September 30, 2013 due to increased travel to Russia in connection with the Russian operations of TOT Money. Our Russian operations were not started until the second quarter of 2012 (and we did not launch TOT Money’s operations until the third quarter of 2012) so there was no extensive Russian travel during the first nine months of 2012.

Other expenses were $1,135,870 for the nine months ended September 30, 2013 as compared to ($527,577) in other expenses for the nine months ended September 30, 2012. This consisted of $725,505 attributed to NETE Russia as follow: foreign translation costs ($599,689), communications ($42,172), office supplies ($14,925), bank charges ($12,067) and other expenses of ($56,652).  In addition there was $277,599 for TOT Group as follows: performance bonuses ($166,873), office expenses ($83,428), and communications ($27,298).

We recorded a provision for loan losses of $6,736,302 for the nine months ended September 30, 2013, which is primarily comprised of $4,490,128 in loss provision for advances to aggregators, $1,352,933 in loss provision for notes receivable and $703,767 from reserving revenue and costs related to the First Data lawsuit (See Note 14 of the accompanying notes to unaudited condensed consolidated financial statements and Liquidity and Capital Resources below) and $60,322 from net ach rejects in the normal course of operations.   We had no provision for loan losses for the nine months ended September 30, 2012.

During the second quarter of 2013, our new CEO and CEO’s appointed management of newly created TOT Group Russia completed analyzing our aggregator and mobile operator relationship including having discussions with select aggregators. As part of this review, it was determined that TOT Money’s former general director had provided advances to aggregators, which exceeded the future processing volumes to be provided by these aggregators. As a result, the Company recorded a provision for unrecoverable advances of approximately $5.8 million for the three months ended June 30, 2013 related to unrecoverable aggregator advances. The Company had previously recorded loss provisions of approximately $1.0 million in the previous quarter and during 2012. In June of 2013, TOT Money entered into a new agreement with the general director, pursuant to which he was relieved of his position as general director and appointed a commercial director with responsibility to develop and promote new business. A new general director of TOT Money was appointed to manage the business and operations. New controls were implemented to pre-verify all payments to aggregators with the mobile operators to ensure the traffic is validated. Additionally, an agreement was reached with the former general director for the Company to recover $3.8 million he agreed he was responsible to repay. For additional information, see Notes 6 and 7 of the accompanying notes to unaudited condensed consolidated financial statements.

During the nine months ended September 30, 2013 the Company recognized $11,200,000 of non-cash, goodwill impairment losses relating to the goodwill from the Unified Payments acquisition. In connection with that acquisition, the Company recorded goodwill of approximately $17 million. As part of its financial statement closing processes, as well as the Company’s review of its valuation of the Unified Payments business combination, the Company determined that the reported goodwill of its TOT Payments reporting unit was impaired.

The carrying amount of this reporting unit was negative as of September 30, 2013, thus the Company performed a step 2 analysis of the goodwill impairment test as of September 30, 2013. The fair value of the reporting unit was determined based on a combination of the income approach (discounted cash flow analysis) and market approach (guideline public company method). The result of the step 2 analysis indicated that the TOT Payment reporting unit’s goodwill was impaired by approximately $11.2 million as of June 30, 2013. The Company recorded a goodwill impairment charge of approximately $11.2 million for the nine months ended September 30, 2013.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of merchant portfolios, client acquisition costs and capitalized website development, intellectual property and deferred compensation expenses.  Depreciation and amortization expense was $1,449,659 for the nine months ended September 30, 2013 as compared with $134,307 for the nine months ended September 30, 2012.  The $1,315,352 increase in depreciation and amortization expense was primarily due to an increase of $1,200,129 (primarily due to $1,150,523 for portfolio amortization and $48,073 of amortization due to client acquisition costs) attributed to TOT Payments.

Total interest expense for the nine months ended September 30, 2013 amounted to $2,043,353 versus $314,883 of interest income for the nine months ended September 30, 2012.   This was primarily due to TOT Group’s assumption of $20,408,167 of indebtedness in connection with its acquisition of the business operations of Unified Payments, which resulted in interest expense of $1,318,321 for the nine months ended September 30, 2013. This includes $571,678 of interest expense on notes payables that had a total balance of $10,649,548 at September 30, 2013 and $746,373 of interest for the loan payable to Georgia Notes, LLC of $10,293,881 at September 30, 2013 (see Note 12 of the accompanying notes to unaudited condensed consolidated financial statements). Pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon will be converted into a 8% interest only loan (interest compounding annually with a balloon payment due on January 1, 2017) and, upon such conversion, such loan will be assumed by a subsidiary of TOT Group. This convertible preferred membership interest is held by Georgia Notes, LLC and is classified as long term debt in the accompanying consolidated balance sheets. Interest expense for the nine months ended September 30, 2013 also includes $478,755 of interest on a factoring line that TOT Money has with Alfa Bank.

There was $314,883 in interest income for the nine months ended September 30, 2012 relating to notes receivable from one of our Russian subsidiaries.

Other expenses for the nine months ended September 30, 2013 amount to $168,509, which is primarily due to the loss of $93,661on the disposal of A&R Music Live, LLC, and $56,354 for other local taxes in Russia for TOT Money.   Other expenses for the nine months ended September 30, 2012 related primarily to the amendment of amounts payable to former Motorsport.com owners.

The net loss attributable to non-controlling interests amounted to $835,642 for the nine months ending September 30, 2013 as compared to $118,739 for the nine months ending September 30, 2012.   The $835,642 was primarily attributed to TOT Group ($842,473), offset by a gain in Yapik of $6,165 and Net Element Russia $666.   The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Discontinued Operations

For the nine months ended September  30, 2013, the Company recorded a loss of  $1,339,646, net of tax , from discontinued operations that primarily related to the divestiture of its Openfilm, Legal Guru, Motorsport, Splinex and 000 Music1, subisidiaries.

Going Concern

Since our inception, we have incurred significant operating losses. We incurred net losses totaling $27.3 million for the nine months ended September 30, 2013 and net losses totaling $8.9 million for the nine months ended September 30, 2012. We had negative cash flows from operating activities of $6.4 million and $9.1 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. At September 30, 2013, we had negative working capital of $3.1 million and an accumulated deficit of $114.7 million. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2012 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See also Note 3 of the accompanying notes to unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

The Company’s total assets at September 30, 2013 were $26,858,352 compared to $28,378,634 at December 31, 2012. The change in total assets is primarily attributable to decreases in net notes receivable (which decreased $5,568,934 including current and non-current portions), net advances to aggregators (which decreased $4,022,545), restricted cash (which decreased $2,056,821) and accounts receivable (which decreased $1,139,299), partially offset by increases in goodwill (which increased $6,671,750), net intangible assets (which increased $4,383,167) and cash (which increased $378,978) as of September 30, 2013 compared to December 31, 2012.  Goodwill and net intangible assets increased primarily in connection with TOT Group’s acquisition of the assets and operations of Unified Payments.  Net notes receivable decreased primarily due to the repayment in full of the loan made by TOT Money to RM Invest (at December 31, 2012, the outstanding balance was $5,568,934), the write off of the loan made by the Company to Infratont Equities (at December 31, 2012, the outstanding balance was $991,475) which was determined to be uncollectible, partially offset by an increase by the new note receivable owed to the Company pursuant to a settlement agreement with the former general director of TOT Money, the discounted value of which is reflected on our September 30, 2013 balance sheet at $180,000 for the current portion and $340,000 for the non-current portion of the receivable).

Net advances to aggregators decreased $4,022,545 due to the provisions of these assets during the second quarter of 2013.  During the second quarter of 2013, our new CEO and CEO’s appointed management of newly created TOT Group Russia completed analyzing our aggregator and mobile operator relationship including having discussions with select aggregators. During this review, it was determined that TOT Money’s former general director had approved additional advances beyond what the volume of future business would support. As a result, the Company recorded a provision for unrecoverable advances of approximately $5.7 million for the three months ended June 30, 2013 related to unrecoverable aggregator advances. The Company had previously recorded loss provisions of approximately $1.0 million in the previous quarter and during 2012. In June of 2013, TOT Money entered into a new agreement with the general director, pursuant to which he was relieved of his position as general director and appointed a commercial director with responsibility to develop and promote new business. A new general director of TOT Money was appointed to manage the business and operations. New controls were implemented to pre-verify all payments to aggregators with the mobile operators to ensure the traffic is validated. Additionally, an agreement was reached with the former general director for the Company to recover $3.8 million he agreed he was responsible to repay. For additional information, see Notes 6 and 7 of the accompanying notes to unaudited condensed consolidated financial statements.

A settlement agreement for $3.8 million was reached with TOT Money’s former general director, who continues as an employee of TOT Money in a business development capacity. This settlement agreement reduces the aggregator advance balance by $0.7 million (which is the present value of $3.8 million less an additional reserve for $1.3 million given such amounts will be repaid with profit sharing and TOT Money has historically been unprofitable. Once the former general director has repaid the $3.8 million settlement, he will again be entitled to receive normal monthly profit distributions.

Restricted cash was $2,056,821 at December 31, 2012, consisting of approximately $1.8 million deposited in a segregated bank account pursuant to our credit facility with Alfa-Bank and $250,000 in a certificate of deposit.  Restricted cash was $0 at September 30, 2013 due to the liquidation of the certificate of deposit in February 2013 and due to the repayment of debt under the credit facility with Alfa-Bank on February 14, 2013.  The Company paid off the credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash.

Accounts receivable of $9,715,876 at September 30, 2013 versus $10,855,175 at December 31, 2012 decreased $1,139,299 primarily due to cash collections.

At September 30, 2013, we had total current assets of $15,142,796, including $3,925,765 of cash, $180,000 in current notes receivable, $9,715,876 of accounts receivable, $754,488 of advances to aggregators (in-transit funding to our content providers to prevent delays in business operations) and $566,667 of prepaid expenses and other assets,.  At December 31, 2012, we had total current assets of $28,005,205, including $3,546,787 of cash, $2,056,821 of restricted cash (consisting of approximately $1.8 million deposited in a segregated bank account pursuant to our credit facility with Alfa-Bank, and $250,000 in a certificate of deposit that was liquidated in February 2013), $6,088,934 in net notes receivable, $10,855,175 of accounts receivable, $4,777,033 in net advances to aggregators, $487,995 of prepaid expenses and other assets and $192,460 of assets of discontinued operations.

As of the date this Report was filed with the Commission, management expects that our cash flows from operations and existing available cash will not be sufficient to fund our current operations through 2013.  We have had a significant increase in our capital requirements during the 2013 fiscal year due to our expanding payment processing operations, including as a result of our acquisition of the business assets of Unified Payments.  In connection with the closing of our acquisition of Unified Payments’ business assets on April 16, 2013, we assumed, among other obligations and liabilities, approximately $20.5 million of Unified Payments’ long-term debt (which includes approximately $10.2 million owed in respect of an outstanding preferred equity interest in Unified Payments that is to be converted on January 1, 2014 into a 8% interest only loan and assumed on such date by a subsidiary of TOT Group) and approximately $10.3 million of other liabilities.  Such long-term debt (including the outstanding preferred equity interest in Unified Payments, LLC) currently bears interest at rates ranging from 8% to 15.635% and has maturity dates ranging from October 2014 until January 2016. For additional information, see Notes 1 and 13 of the accompanying notes to unaudited condensed consolidated financial statements. We also are seeking a way to buy, license or build our own mobile payment processing system since we are currently using the payment processing systems of SDSP Group in Russia for a monthly fee.

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

Operating activities used approximately $6.4 million of cash for the nine months ended September 30, 2013, compared to $9.1 million (as restated) of cash for the nine months ended September 30, 2012. The net loss for the nine months ended September 30, 2013 was $27.3 million. This includes several non-cash expenses, including $6.7 million of provision for unrecoverable advances, $11.2 million impairment of goodwill, $1.4 million in depreciation and amortization expenses and $0.2 million of non-cash compensation expense. Operating uses of cash for the nine months ended September 30, 2013 included $1.3 million used for reduction in accrued expenses and $0.5 million for a note receivable from the former general director of TOT Money. This was offset by increase in $0.4 million of prepaid expenses and other assets, by cash generated from collections of mobile operator receivables of $1.6 million and $1.5 million in accounts payable.

Investing activities provided $4.5 million of cash for the nine months ended September 30, 2013, compared to providing $.29 million of cash for the nine months ended September 30, 2012. The increase in cash provided in investing activities for the nine months ended September 30, 2013 was primarily attributable to $4.7 million of collections on two loans originally made during 2012 (which are described below) offset by $0.2 million investment in Aptito.

We did not have any outstanding loans receivable during the nine months ended September 30, 2012.

On July 12, 2012, our Russian subsidiary, TOT Money, entered into a loan agreement pursuant to which it agreed to loan RM Invest up to a maximum of 200 million Russian rubles (approximately $6.6 million in U.S. dollars), which, on August 16, 2012, was increased to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). RM Invest is 20% owned by TOT Money’s former general director, Tcahai Hairullaevich Katcaev. The original interest rate on the loan was 10% from the date of advance to the date of scheduled repayment and the original stated maturity date of the loan was October 31, 2012. On February 25, 2013, TOT Money refinanced the loan with RM Invest and extended the maturity date until October 1, 2013. The loan was fully satisfied in April 2013. For additional information, see Note 6 of the accompanying notes to unaudited condensed consolidated financial statements.

In addition, on November 26, 2012, the Company entered into a loan agreement with Infratont Equities, Inc., pursuant to which the Company loaned $1,791,475 to Infratont Equities for the purpose of providing the borrower with working capital and funding of business development in general. As of June 30, 2013, the outstanding principal loan balance and accrued interest was $991,475. The loan was scheduled to mature November 15, 2013 and accrued interest at a rate of 1.75% per month, payable quarterly commencing in March 2013. As of June 30, 2013, the Company wrote-off this loan against loss reserves for $991,475 because the loan was deemed uncollectible. For additional information, see Note 6 of the accompanying notes to unaudited condensed consolidated financial statements.

Financing activities provided $2.3 million of cash during the nine months ended September 30, 2013, compared to providing $12 million of cash during the nine months ended September 30, 2012.  Cash flows from financing activities for the nine months ended September 30, 2013 primarily consisted of the additional borrowing from TOT Money’s factoring line ($0.8 million), $2.1 million in restricted cash reductions (due to the repayment of debt under TOT Money’s credit facility with Alfa-Bank on February 14, 2013), partially offset by cash paid for share repurchases ($0.5 million) and repayments to related parties ($0.1 million).

At September 30, 2012, the Company (then known as Cazador Acquisition Corporation Ltd.) had $46,165,000 of restricted cash held in trust. In connection with our merger with Net Element on October 2, 2012, those public shareholders who voted against the Merger and duly exercised their shareholder redemption rights were able to redeem their ordinary shares for approximately $10.036 per share, representing the pro rata share of the aggregate amount then on deposit in the Company’s trust account. The public shareholders redeemed 1,956,645 ordinary shares for a total amount of approximately $19.6 million. After shareholder redemptions of approximately $19.6 million, transaction expenses of approximately $1.6 million and repaying certain related party debt totaling approximately $13 million, the Company received approximately $12 million of cash proceeds from the trust account.

On August 17, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed under the Credit Agreement is 3.55% per annum. Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within nine months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 21, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. As of December 31, 2012, the Company had restricted cash pursuant the Credit Agreement of $1.8 million. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. The outstanding balance under this credit facility was $0 at September 30, 2013.

On September 28, 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, TOT Money agreed to assign to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars) provided by Alfa-Bank to TOT Money. On January 14, 2013, the agreement was amended to increase the maximum aggregate amount of financing available under the factoring agreement by 100 million Russian rubles (approximately $3.3 million in U.S. dollars) to 400 million Russian rubles (approximately $13.1 million in U.S. dollars). The term of the agreement is from September 28, 2012 until December 5, 2013. Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles to 100 Russian rubles per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. The balance under the factoring agreement was approximately $10.2 million in U.S. dollars at September 30, 2013.

In connection with its acquisition of the business assets of Unified Payments on April 16, 2013, the Company assumed several long-term debt obligations with an aggregate outstanding amount of $10,207,138 as of September 30, 2013. Such long-term debt currently bears interest at rates ranging from 9.75% to 15.635% and has maturity dates ranging from October 2014 until January 2016. In addition, pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon will be converted into a 8% interest only loan (interest compounding annually with a balloon payment due on January 1, 2017) and, upon such conversion, such loan will be assumed by a subsidiary of TOT Group. This convertible preferred membership interest is classified as long term debt with a balance of $10.6 million in the accompanying consolidated balance sheets. For additional information, see Notes 1 and 13 of the accompanying notes to unaudited condensed consolidated financial statements.

In addition, on May 14, 2013, the Company executed and delivered to K 1 Holding Limited a promissory note, dated May 13, 2013, in the principal amount of $2 million, in connection with a loan in such amount made by K1 Holding to the Company. Proceeds from the loan are required to be used for general business purposes of the Company. Amounts payable by the Company pursuant to the promissory note do not accrue interest. The outstanding principal balance of the promissory note is required to be repaid no later than May 14, 2015 and may be prepaid in whole or in part at any time without penalty or charge. On September 25, 2013, this loan was assumed by T1T Lab, LLC in connection with the disposition of our entertainment assets to T1T Lab, LLC on that date.  For additional information, see Notes 5 and 13 of the accompanying notes to unaudited condensed consolidated financial statements.

Off-balance sheet arrangements

At September 30, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because of material weaknesses in financial control that were not remediated which included:

•	Control Environment: inadequate documented policies and procedures, lack of segregation of duties, and recently comprised Audit committee.

•	Control Activities: testing of internal controls

•	Information and Communication: lack of adequacy of financial information and general computer controls over Russian subsidiaries.

•	Monitoring: monitor design and operation of controls.

During 2013, remediation efforts for these identified material weaknesses have included establishing audit committee standard quarterly meetings with minutes recorded between the audit committee, senior financial management and external auditors, and the development of a committee charter with established responsibilities.

Although we believe that we have established appropriate transaction approval criteria as of September 30, 2013, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions.  Further, during early 2013, because we had inadequate supervision of, and review of expenditures authorized by the former general director of TOT Money (as described further below).  This inadequate supervision, coupled with unclear review responsibilities by the limited number of personnel employed, resulted in unsupported advances to aggregators.  During the second quarter of 2013, our new CEO and CEO’s appointed management of TOT Group Russia, completed analyzing our aggregator and mobile operator relationship including having discussions with select aggregators. As part of this review it was determined that the former general director of TOT Money provided advances to aggregators which exceeded the future business to be provided by these aggregators. During previous quarters, the Company had established a 10% reserve on these aggregator advances based on actual and estimated processing volumes subsequent to December 31, 2012 and March 31, 2013, and concluded that the net aggregator advances were recoverable as of these dates. As a result of this review during the second quarter of 2013, it was concluded that a significant amount of these advances would not be recoverable in the form of future business from the aggregators. The former general director took responsibility for a certain amount of these advances and agreed to a settlement. The former general director currently serves as commercial director with responsibility to develop and promote new business. A new general director of TOT Money was appointed to manage its business and operations. New controls were implemented with the mobile operators assistance, to pre-verify all payments to aggregators and to ensure the traffic is validated. Additionally, an agreement was reached with the former general director for the Company to recover $3.8 million he agreed he was responsible to repay.

Management intends to focus its remediation efforts in the near term on designing revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met, proper resources (systemic and team members) are in place, and control design enhancements are completed.  Management intends to review the general computer controls surrounding its foreign subsidiaries’ billing and financial reporting systems in order to help ensure that all material weaknesses are remediated. Evaluation of the necessary functionality for new financial reporting systems and that selection decision is currently expected to be completed by December 31, 2013.

Except as described above in this Item 4, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

As a result of our acquisition of the business assets of Unified Payments, LLC on April 16, 2013, certain of our subsidiaries are successors in interest to one or more defendants in the following Yehuda Keller matter. In addition to the proceedings described below, the Company and/or its subsidiaries is, and may from time to time in the future be, involved in certain legal proceedings and claims that arise in the ordinary course of business. Such proceedings and/or claims could ultimately result in damage awards, settlement payments and/or other negative consequences.

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

On July 30, 2013, TOT Payments, LLC brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement. TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement. The defendant is the successor in interest to Paymentech. On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals are between $150,000 and $250,000 net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. The complaint seeks, among other things, compensatory damages in the amount of $10 million for each cause of action, punitive damages in an amount exceeding $10 million for each cause of action and orders requiring the defendant to account to TOT Payments for all residuals and other sums withheld, declaring that the MMOA Agreement is enforceable and requiring the defendant to comply with its obligations under the MMOA Agreement. The defendants filed a motion to dismiss for lack of standing.  TOT Payments’ opposition to the defendant’s motion to dismiss was filed on October 24, 2013.  The defendants’ reply to TOT Payments’ opposition was due October 31, 2013.  The defendants filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013.  The next hearing date for the motion to dismiss is scheduled for November 25, 2013.

Item 1A. Risk Factors.

As a result of the divestiture of our interests in online media businesses and operations as described in Note 5 of the accompanying notes to unaudited condensed consolidated financial statements, our principal business currently is not subject to the risk factors set forth under the heading “Risks Related to Our Website Businesses (Entertainment and Culture Internet Destinations)” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. However, we are subject to the risk factors set forth under that heading to the extent of our 10% membership interest in T1T Lab, LLC, which currently owns our former membership and participation interests in Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1).    There otherwise have been no material changes in risk factors during 2013 through the date of this Report from those previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.   In reading and evaluating the information set forth in this Report we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the fiscal quarter ended September 30, 2013, the Company entered into agreements to issue the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”). All of the below unregistered issuances of securities were or will be made pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act and comparable exemptions under applicable state securities laws. Except as expressly set forth below, the individuals and entities to which the Company issued securities are unaffiliated with the Company. For each of such sales, no advertising or general solicitation was employed in selling the securities. The sales were made to a limited number of persons, all of whom had a preexisting substantive relationship with the Company, its directors or its executive officers, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

On September 4, 2013, the Company entered into a letter agreement, dated as of August 28, 2013 (the “Exchange Agreement”), with Oleg Firer, Steven Wolberg, Georgia Notes 18 LLC and Vladimir Sadovskiy, pursuant to which the Company has agreed, subject to approval of the Company’s shareholders, to issue such number of shares of common stock of the Company equal to 10% of the Company’s issued and outstanding common stock as of the date of issuance of such shares in exchange for the Company’s acquisition of the outstanding 10% minority interest in the Company’s 90%-owned subsidiary, TOT Group, Inc.  Mr. Firer is Chief Executive Officer and a director of the Company and Mr. Wolberg is Chief Legal Officer and Secretary of the Company.

Pursuant to the Exchange Agreement, the Company will purchase (i) from Oleg Firer 45,000 shares of common stock of TOT Group, representing 4.5% of TOT Group’s outstanding shares of common stock, in exchange for the issuance to Mr. Firer of such number of shares of common stock of the Company equal to 4.5% of the Company’s issued and outstanding common stock as of the date of issuance of such shares, (ii) from Steven Wolberg 20,000 shares of common stock of TOT Group, representing 2% of TOT Group’s outstanding shares of common stock, in exchange for the issuance to Mr. Wolberg of such number of shares of common stock of the Company equal to 2% of the Company’s issued and outstanding common stock as of the date of issuance of such shares, (iii) from Georgia Notes 18 LLC 30,000 shares of common stock of TOT Group, representing 3% of TOT Group’s outstanding shares of common stock, in exchange for the issuance to Georgia Notes 18 LLC of such number of shares of common stock of the Company equal to 3% of the Company’s issued and outstanding common stock as of the date of issuance of such shares and (iv) from Vladimir Sadovskiy 5,000 shares of common stock of TOT Group, representing 0.5% of TOT Group’s outstanding shares of common stock, in exchange for the issuance to Mr. Sadovskiy of such number of shares of common stock of the Company equal to 0.5% of the Company’s issued and outstanding common stock as of the date of issuance of such shares.

Issuer Purchases of Equity Securities

In December 2012, our Board of Directors authorized, and we announced on December 10, 2012, a plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. Repurchases, if and when effectuated, will be made subject to market conditions, applicable legal requirements (including federal and state securities laws as well as rules and regulations of the Commission) and other factors. The repurchase plan does not obligate the Company to acquire any particular amount of common stock and the plan may be modified, extended or terminated at any time at the Company’s discretion.  There were no repurchases during the third quarter ended September 30, 2013.

Item 5.  Other Information.

None.

Item 6. Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page 47 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element International, Inc.

Date: November 14, 2013	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Contribution Agreement, dated September 25, 2013, among T1T Lab, LLC, Net Element International, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2013)

10.1
Letter Agreement, dated August 28, 2013, among Net Element International, Inc., Oleg Firer, Steven Wolberg, Vladimir Sadovskiy, Georgia Notes 18, LLC, Kenges Rakishev and Mike Zoi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013)

10.2*
Agreement of K1 Holding Limited related to assumption by T1T Lab, LLC of Promissory Note, dated May 13, 2013, in the original principal amount of $2 million originally made by Net Element International, Inc. and payable to K1 Holding Limited

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101**
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), is furnished electronically herewith: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.
** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.