Form 10-K
period 2013-12-31
Net Element, Inc.
filed 2014-04-15
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-34887

Net Element, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0668024
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3363 NE 163rd Street, Suite 705 North Miami Beach, FL 33160	33160
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 507-8808

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Capital Market

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐   NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ YES ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES     ☒ NO

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of April 1, 2014 was approximately $23,826,835 (based upon the reported closing price of $3.36 per share on April 1, 2014. For purposes of calculating the aggregate market value of shares of our common stock held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and Mike Zoi, who owns approximately 47.8% of the outstanding shares of our common stock as of April 1, 2014. These assumptions should not be deemed to constitute an admission that all executive officers, directors and Mike Zoi are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

 The registrant had 32,273,298 shares of common stock outstanding as of April 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Defined Terms; Share Amounts and Consideration for Shares

Net Element, Inc. (formerly known as Net Element International, Inc.) is a corporation organized under the laws of the State of Delaware. As used in this Annual Report on Form 10-K (this “Report”), unless the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

All amounts of shares and consideration for shares (including, without limitation, purchase prices, exercise prices and conversion prices) described in this Report for periods prior to October 2, 2012 (which was the closing date of the Company’s merger with Net Element, Inc.) have been adjusted to give effect to the conversion ratio for shares of Net Element, Inc. common stock that were cancelled and converted into shares of the Company’s common stock pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element, Inc. was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. For additional information regarding the Merger, see “Development of Business” in Part I, Item 1 of this Report and Note 4 of the accompanying Notes to Consolidated Financial Statements.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

•	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;
•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
•	our and our bank sponsors’ ability to adhere to the standards of the Visa and MasterCard payment card associations;
•	our reliance on third-party processors and service providers;
•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
•	our ability to pass along increases in interchange costs and other costs to our merchants;
•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;
•	the effects of increased competition, which could adversely impact our financial performance;
•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
•	the effect of adverse business conditions on our merchants;
•	our ability to adopt technology to meet changing industry and customer needs or trends;
•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
•	the impact of seasonality on our operating results;
•	the impact of any failure in our systems due to factors beyond our control;
•	the impact of any material breaches in the security of third-party processing systems we use;
•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;
•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
•	our ability (or inability) to continue as a going concern;
•	the willingness of the Company’s majority stockholders, and/or other affiliates of the Company, to continue investing in the Company’s business to fund working capital requirements;
•	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;

•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
•	the other factors identified in the section of this Report entitled “Risk Factors.”

If these or other risks and uncertainties (including those described in Part I, Item 1A of this Report and the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “Commission”)) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the Commission after the date of this Report.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of, and are not incorporated by reference into, this Report.

4

PART I

Item 1. Business.

Company Overview

Net Element, Inc. (“Net Element”) is a financial technology-driven group specializing in mobile payments and value-added transactional services in emerging countries and in the United States. The Company operates in a single operating segment, that being a provider of transactional services and mobile payment solutions. The Company’s operating segment is based on geographic location. Geographic areas in which the Company operates include the United States, where through its U.S. based subsidiaries it generates revenues from transactional services and valued-added payment technologies for small and medium-sized businesses (“SME”). Through TOT Group Russia and Net Element Russia, we operate the Company’s international segment focused on transactional services, mobile payments transactions and value-added payment technologies in emerging countries including Russian Federation and the Commonwealth of Independent States (“CIS”).

General Business Developments

In 2013, we completed a number of acquisitions and dispositions in pursuit of our strategy to reposition our business activities with the goal of enhancing financial results, creation of a strong operational foundation and competitive advantage. We believe these transactions have realigned our company into a strong financial technology driven service company with a more balanced and stable business mix.

Our primary acquisitions and dispositions during 2013 were as follows (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Developments in Our Business in 2013”):

•	On April 16, 2013, newly formed TOT Group and its subsidiaries acquired substantially all of the business assets of Unified Payments, LLC, a Delaware limited liability company (“Unified Payments”). Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (“Merchants”), independent sales agents and independent sales groups (“ISGs”) across the United States. See Note 4 of the accompanying Notes to Consolidated Financial Statements for additional information regarding this acquisition.

•	On June 24, 2013, TOT Group, through its newly formed subsidiary Aptito, LLC (“Aptito”) acquired substantially all of the business assets of Aptito.com, Inc., a New York corporation. Aptito is a new generation of smart, customer engaged, patent-pending, cloud-based payments platform, mobile Point of Sale (“mPOS”), mobile commerce application and self-ordering Apple® iPad®-based kiosk. See Note 4 of the accompanying Notes to Consolidated Financial Statements for additional information regarding this acquisition.

•	During the third quarter of 2013, in order to reposition our business activities and focus on financial technology and transactional services, the Company divested its ownership in non-core assets, which included its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the "Disposed Subsidiaries") by contributing to T1T Lab, LLC, a Florida limited liability company ("T1T Lab") all of its membership and participation interests in such subsidiaries in exchange for a 10% membership interest in T1T Lab. T1T Lab is a wholly owned subsidiary of T1T Group, LLC, a Delaware limited liability company ("T1T Group"). T1T Group was issued a 90% membership interest in T1T Lab in exchange for contributions that will be made to T1T Lab from time to time when requested by T1T Lab of such services and/or cash as determined by T1T Group in its sole and absolute discretion in order to manage and operate the Disposed Subsidiaries and their respective businesses. T1T Group is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi, a director and majority stockholder of the Company). Openfilm, LLC, which develops technology and a website that supports the advancement of independent film on the Internet, was originally acquired in 2010. Motorsport, LLC, which is an online news and information service that distributes content related to the motor sports industry, was originally acquired in 2011. Splinex, LLC, which develops technology and web services focused in the areas of three dimensional (3D) imagery and video, was formed by the Company in 2011. LegalGuru, LLC, which is developing a video-centric, legal information portal, was originally acquired in 2012. MUSIC1 LLC, which operates an online music distribution platform in the Commonwealth of Independent States (CIS) countries, was acquired by the Company in 2011.The Disposed Subsidiaries constituted all of the Company's interests in online media businesses and operations (referred to herein collectively as the Company's "entertainment assets"). Operations of the divested businesses are presented as discontinued operations in the audited consolidated financial statements.

•	Subsequent to the 2013 fiscal year, during the first quarter of 2014, Company further reduced its liabilities by divesting its 10% ownership interest in T1T Lab, LLC in exchange for termination of its obligation to commit funding of T1T Lab, LLC associated with its equity ownership.

•	The Company changed its name to Net Element, Inc. on December 15, 2013.

Our Corporate Organization

Our Company was formed in 2010 and incorporated as a Cayman Islands exempted company with limited liability under the name Cazador Acquisition Corporation Ltd. (Cazador). Cazador was a blank check company incorporated for the purpose of effecting a merger; share capital exchange; asset acquisition; share purchase; reorganization or similar business combination with one or more operating businesses or assets. In 2012, Cazador completed a merger (the “Merger”) with Net Element, Inc., a Delaware corporation (“Net Element”), which was a company with businesses in the online media and mobile commerce payment processing markets. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador Acquisition Corporation Ltd.) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. In 2013, Company divested its non-core entertainment assets. In December 2013, the Company changed its name to Net Element, Inc. We entered the mobile payments business through the launch of TOT Money in Russian in 2012. We entered the financial technology and value-added transactional service business through the acquisitions of Unified Payments in April 2013 and Aptito in June 2013. Our principal office is located at 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160, and our main telephone number is (305) 507-8808.

Our Industry Segment

The Company manages one segment consisting of transactional processing and mobile payment solutions.

TOT Payments, our transactional processing group for the SME business provides technology and services that businesses require to accept cashless transactions. TOT Payments processes cashless transactions for card-present (or “swipe”) or card-not-present transactions, including point-of-sale (“POS”), mobile POS (“mPOS”), Internet businesses, service-oriented businesses, and mail order / telephone order (“MOTO”) merchants. TOT Payments also processes other cashless transactions including checks and direct debits. TOT Payments markets its services in United States under the brand Unified Payments (www.unifiedpayments.com). Our United States operations also include Aptito. Aptito, our mPOS and value-added services technology, helps restaurants drive consumer engagement via tablet, mobile and all other cloud-connected devices. Aptito’s proprietary, patent-pending, cloud-based mPOS platform provides hospitality merchants with tools to increase sales, productivity and customer loyalty (www.aptito.com).

Our mobile payments business provides carrier-integrated mobile payments solutions. TOT Money’s relationships with mobile operators give the Company substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer its clients In-App, P-SMS, Online and Carrier Billing (www.totmoney.ru). In addition, we have engineering services located in Russia and Ukraine that provide engineering services to our payment processing and mobile payment solutions business.

Our Services

TOT Payments. TOT Payments under the brand Unified Payments, provides technology and services that businesses require to accept cashless transactions at the point of sale. We process cashless transactions for card-present or card-not-present transactions, including point-of-sale, mobile POS, Internet businesses, service-oriented businesses, and mail order / telephone order merchants. TOT Payments services are distributed in most part through independent sales groups (“ISGs”), value-added resellers, system integrators and affinity partners.

We provide merchants with turnkey payment acceptance solutions, which include: the necessary hardware and software as well as the necessary technology to integrate into their existing point of sale systems, applications and websites. We also provide transaction processing, training, on-going customer and technical support, risk management to help detect and prevent fraudulent transactions, real-time online reporting, analytics and administrative tools. For these services, we charge our merchants a discount fee, or the “Merchant Discount”, which is based primarily on a percentage of the dollar amount of each transaction we process. The Merchant Discount may vary based on several factors, including the type of merchant, the type of card used and whether the transaction process is a swipe transaction or a card-not-present transaction.

A transaction is initiated when a consumer purchases a product or service at a merchant using his or her card. At the point of sale, the consumer’s credit card information is submitted to our processing vendor, which then communicates with the card-issuing bank through the proper association network (such as Visa or MasterCard) to authorize the transaction. After authorization, we instruct our processing vendor to route funds from the card-issuing bank to our sponsoring bank. Our sponsoring bank, which sponsors us for membership in the Visa, MasterCard or other card association, settles the transaction with the merchant. We pay interchange fees and assessment fees to the card-issuing bank and the credit card association, respectively, which are typically passed through in the Merchant Discount. We outsource certain services to third parties, including the receipt and settlement of funds and after-hours customer and technical support. We believe this structure allows us to maintain an efficient operating structure and enables us to expand our operations without significantly increasing our fixed costs or capital expenditures.

The following table provides an example of a typical transaction in the United States, including amounts paid to the card-issuing bank, Visa, MasterCard or other card association, the processing vendor, the sponsoring bank and us. This table also presents our other costs of services, which include sales related costs, merchant losses and various other expenses.

US Dollars
Purchase amount	$100.00
Less: cash to merchant	(97.00)
TOT’s gross revenue (Merchant Discounts)	$3.00
Less: interchange fees	(1.84)
Less: network dues and bank processing fees	(0.12)
TOT’s net settlement	$1.04
Less: other transactional costs	(0.21)
TOT’s processing margin	$0.83

Relationships with Sponsors and Processors

In order to provide transaction-processing services for Visa and MasterCard transactions, a financial institution that is a principal member of the Visa and MasterCard card association must sponsor us. Additionally, we must be registered with Visa and MasterCard as a member service provider.

Sponsoring Banks. Because we are not a member bank as defined by Visa and MasterCard rules and regulations, in order to authorize and settle bankcard transactions for our merchants, we must be sponsored by a financial institution that holds a member bank status. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. The principal sponsoring bank through which we process the majority of our transaction in the United States is BMO Harris Bank. From time to time, we may enter into agreements with additional banks. See “Risk Factors – Risk Factors Relating to Our Business – We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolio to new bank sponsors, we will not be able to conduct our business.”

Processing Vendors. We have agreements with several processing vendors to provide us with, on a non-exclusive basis transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor in the United States is Cynergy Data, LLC (“Cynergy”), which provides us with the processing conduit to Total System Services, Inc. (“TSYS”) authorization and settlement network. We have entered into several service agreements with Cynergy. Each of the Cynergy service agreements may be terminated by Cynergy if, among other things, (i) certain insolvency events occur with respect to us or (ii) we fail to maintain our good standing in the Visa or MasterCard associations. We may terminate each of the agreements if, among other things, (i) certain insolvency events occur with respect to Cynergy, (ii) Cynergy materially breaches any of the terms, covenants or conditions of the agreements and fails to cure such breach within 30 days following receipt of written notice thereof, or (iii) under certain circumstances, Cynergy is unable to perform services described in the agreement.

As an example of processing an electronic payment, the below diagram illustrates the participants involved in a credit card transaction. There are four main participants, the merchant, the service provider (TOT payments) the sponsoring bank and the data processor. Merchants are primarily business owners that accept credit card payment in exchange for their merchandise and services.

Our Merchant Base

In the United States, we have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These include:

•	Professional service providers
•	Restaurants
•	Brick and mortar retailers
•	Educational service providers
•	Food stores
•	Automotive sales and repair shops
•	Hotel and lodging establishments

Merchants we serve typically process on average $10,000 a month in credit card transactions and have an average transaction value of approximately $50.00 per transaction. Larger payment processors have traditionally underserved these merchants. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with tailored solutions and on-going services those larger merchants typically receive from larger payment processing providers.

As of December 31, 2013, approximately 26% of our SME merchants were professional services providers, approximately 21% were restaurants, approximately 19% were brick and mortar retailers, approximately 14% were educational services, approximately 10% were food stores, approximately 9% were automotive sales and repair shops, and approximately 3% were hotel and lodging establishments.

No single SME accounted for more than .7% of our total SME Visa and MasterCard processing volume in 2013 and during 2013 our top 25 SME merchants represented only 7.7% of our SME Visa and Mastercard processing volume. This merchant diversification makes as less sensitive to changing economic conditions in any particular industry. We believe our loss of any single since merchant would not have a material adverse effect on our financial condition or results of operations.

In December 2013, SME merchants located in the following states represented the following percentage of our SME card processing volume: New York represented 21.4%, California represented 9.3%, New Jersey represented 9.2%, Florida represented 7.6% and Texas represented 5.9%, respectively. No other state represented more than 4% of our total SME card processing volume. Our geographic concentration tends to reflect the state where we have historically maintained a stronger sales force.

Merchant and Transaction Risk Management

We focus our sales efforts on low-risk bankcard merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants, ISGs and ourselves. Our risk management procedures also help protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures for the types of fraud discussed in this section. In 2013, we experienced losses of .02% of our SME card processing volume.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

•	Application Evaluation Underwriting. There are varying degrees of risk associated with different merchant types based on their industry, the nature of the merchant’s business, processing volumes and average transaction size. As such, varying levels of scrutiny are needed to evaluate a merchant application and to underwrite a prospective merchant account. These range from basic due diligence for merchants with low risk profiles to more comprehensive review for higher risk merchants. The results of this assessment serves as the basis for decisions regarding acceptance of the merchant account, criteria for establishing reserve requirements, processing limits, average transaction amounts and pricing. Once aggregated, these factors also assist TOT Payments in monitoring transactions for those accounts when pre-determined criteria have been exceeded.

•	Merchant Monitoring. We employ several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is sorted into a number of customized reports by our systems. Our risk management team reviews any unusual activity highlighted by these reports, such as larger than normal transactions or credits, and monitors other parameters that are helpful in identifying suspicious activity. We have daily windows to decide if any transactions should be held for further review, which provides us time to interview a merchant or issuing bank to determine the validity of suspicious transactions. We also place merchants who require special monitoring on alert status and have engaged a third-party web crawling solution that scans all merchant websites for content and integrity.

•	Investigation and Loss Prevention. If a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bankcard network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. Additionally, Relationship Managers may be instructed to retrieve equipment owned by us. In addition, to protect ourselves from unexpected losses we maintain a reserve account with our sponsoring bank, which can be used to offset any losses incurred at a given time. As of December 31, 2013, our reserve balance was $63,525, our reserve is capped at $250,000 at any given time and replenished by funding 0.03% of bankcard processing volume in the event we need to use it to fund an unexpected loss. This reserve is accounted for on our balance sheet under restricted cash account.

•	Reserves. Some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2013, our total reserve deposits were approximately $30,000 We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.

Market Overview

The financial technology and transaction processing industry is an integral part of today's worldwide financial structure. The industry is continually evolving, driven in large part by technological advances. The benefits of card-based payments allow merchants to access a broader universe of consumers, enjoy faster settlement times and reduce transaction errors. By using credit or debit cards, consumers are able to make purchases more conveniently, whether in person, over the Internet, or by mail, fax or telephone, while gaining the benefit of loyalty programs, such as frequent flyer miles or cash back, which are increasingly being offered by credit or debit card issuers.

Consumers are also beginning to use card-based and other electronic payment methods for purchases at an earlier age in life, and increasingly for small dollar amount purchases. Given these advantages of card-based payment systems to merchants and consumers, favorable demographic trends, and the resulting proliferation of credit and debit card usage, we believe businesses will increasingly seek to accept card-based payment systems in order to remain competitive.

Our management believes that cash transactions are becoming progressively obsolete. The proliferation of bankcards has made the acceptance of bankcard payments a virtual necessity for many businesses, regardless of size, in order to remain competitive. In addition, the advent and growth of e-commerce have marked a significant new trend in the way business is being conducted. E-commerce is dependent upon credit and debit cards, as well as other cashless payment processing methods.

The payment processing industry continues to evolve rapidly, based on the application of new technology and changing customer needs. We intend to continue to evolve with the market to provide the necessary technological advances to meet the ever-changing needs of our market place. Traditional players in the industry must quickly adapt to the changing environment or be left behind in the competitive landscape.

Competition

The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors:

•	quality and reliability of service;
•	ability to evaluate, undertake and manage risk;
•	ability to attract and retain independent sales organizations;
•	ability to offer differentiating products and services;
•	speed in approving merchant applications and deploying equipment; and
•	cost to the customer.

We are committed not only to servicing clients' current processing needs, but also to being amongst the first to make available new technologies that may improve our merchants’ respective competitive positions. We are committed to gaining the expertise and relationships to adopt and implement new technologies that we believe may differentiate our service offerings.

Many large and small companies compete with us in providing payment processing services and related services to a wide range of merchants. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Because of this our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. There are also many smaller transaction processors that provide various services to small and medium sized merchants. See “Risk Factors - Risk Factors Relating to Our Business - The payment processing industry is highly competitive and such competition is likely to increase, which may further adversely influence our prices to merchants, and as a result, our profit margins.”

We believe that our specific focus on smaller merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small merchants and ISGs, gives us a competitive advantage over larger competitors, which have a broader market perspective and priorities. We also believe that we have a competitive advantage over competitors of a similar or smaller size that may lack our extensive experience, value-added product offering and resources.

Our Business Strategy

To continue to grow our business, our strategy is to focus on providing merchants with the ability to process a variety of electronic transactions, including both card-present and card-not-present credit and debit transactions.

Key elements of our business strategy include:

•	continuing to strive to enhance our risk management capabilities and solutions for our merchants;
•	expanding our merchant customer base in our payment processing for the SME business segment;
•	expanding into high growth segments and verticals;
•	broaden and deepen our distribution channels; and
•	expanding the geographical availability of our payment processing services and value-added product offering into new territories.

With our existing infrastructure and supplier relationships, we believe that we can accommodate expected industry growth. We believe that our available capacity and infrastructure will allow us to take advantage of operational efficiencies as we grow our processing volume and expand to other geographical territories.

Sales and Marketing

We market and sell our services to merchants throughout the United States primarily through a network of ISGs, which are non-employee, external sales organizations with which we have contractual relationships, partnerships with various associations, value-added resellers and technology integrators, through the use of electronic media, telemarketing and other programs utilizing partnerships with other companies that market products and services to small businesses. Our relationships with ISGs are typically mutually non-exclusive, permitting us to establish relationships with multiple ISGs and permitting our groups to enter into relationships with other providers of transaction processing services. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of small and medium size merchants allows us to develop compelling offerings for our sales channels to bring to prospective merchants and provides us with a competitive advantage in our target market. Among the services and capabilities we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service, merchant reporting and robust analytics. In addition, by controlling the underwriting process we believe we offer the ISGs more rapid and consistent review of merchant applications than may be available from other service providers. Additionally, in certain circumstances, we offer our sales organizations tailored compensation programs and unique technology applications to assist them in the sales process. We keep an open dialogue with our sales partners to address their concerns as quickly as possible and work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring our merchants do not unduly suffer downtime or the unnecessary withholding of funds.

As compensation for their referral of merchant accounts, we pay our ISGs an agreed-upon residual, or percentage of the income we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our ISGs varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each group refers to us. We provide additional incentives to our ISGs, including, from time to time, advances and merchant acquisition bonuses that are secured by income earned from the referred merchant and repayable from future compensation that may be earned by the groups in respect to the merchant they have referred to us. As of December 31, 2013, we had provided merchant acquisition incentives to ISGs in an aggregate amount of $0.5 million. Our organic growth plan calls for future incentives to be funded to our ISGs for referred merchants.

Value-Added Technology and Services

Our Services

Aptito – Aptito is a new generation of proprietary, smart, customer engaged, patent-pending payments platform, mPOS, mobile commerce application and self-ordering Apple® iPad®-based kiosk. Through its disruptive, cloud-based payments platform Aptito offers merchants an innovative, socially driven, all-in-one digital software solution that offers a complete package of features for the food-service industry. Aptito’s Restaurant mPOS solution provides restaurants with tools to increase sales, productivity, and customer loyalty. Aptito’s suite of fully linked tools enables inventory management, complete payroll, staff scheduling, patron reservations and digital menus.

We believe the Aptito all-in-one digital solution is the next evolutionary step for restaurants that are seeking to increase customer awareness and loyalty, offer their valued customers a modern and interactive way to order food, and receive personalized and interactive service. Aptito’s all-in-one social solution will drive traffic to restaurants via deals, specials, promotions, and rewards. We expect our social media integration to propel Aptito above platforms that lack social integration and position Aptito to achieve a substantial market share.

Payment Browser – We have developed, what we believe is the industry’s first customizable, fully integrated front end payment application, known as Payment Browser. Our unique, Internet browser-based software platform allows rapid integration of secure, payment processing services into existing web application or Microsoft® Windows-based point-of-sale software without any programming or time consuming PA-DSS and PCI-DSS compliance validation. The Payment Browser application runs alongside of your application, allowing the user to process PA-DSS validated electronic transactions. Payment Browser software turns any PC or PC-based POS system into a secure payment-accepting device. It supports a wide range of peripherals, making it easy to accept all payment types including credit, debit, checks, stored value/loyalty, purchasing cards (level II), and more. Payment Browser is currently integrated into many practice management systems in the healthcare sector.

TOT Platform – Our omni-channel transactional platform and mobile payments billing system makes payment solutions possible across multiple channels. TOT Platform provides the latest mobile payment solutions including premium SMS billing, mobile subscriptions, direct carrier-billing and WAP billing to allow users to easily and securely pay for web or mobile content. Leveraging our extensive mobile operator relationships and market expertise, our transactional platform and mobile billing system offers customers a variety of mobile payment solutions through an extensive network of mobile operator networks and any device type. TOT Platform is currently utilized in our international business segment.

Research and Development

We recognize the importance of having access to leading technology in order to develop advanced products for our customers, independent sales agents and for our own internal use. To this end, we maintain two teams of development engineers, quality assurance professionals and technical code writers dedicated to financial services and value-added technology business. Financial services development team is located in Yekaterinburg, Russia. As of December 31, 2013, approximately 15 persons were engaged in such activity. Value-added technology team is located in Kharkov, Ukraine. As of December 31, 2013, approximately 14 independent contractors were engaged in such activity.

Intellectual Property

We have several trademarks and service marks, all of which are material importance to us. The following trademarks and service marks are the subject of trademark registrations and are used in our financial services business:

1.	Unified Payments
2.	Unified Payments - experience, confidence, growth
3.	Process Pink
4.	Process Pink for a cure
5.	Process Pink Bankcard Processing
6.	Pink Pay

We regard our software as proprietary and attempt to protect it, where applicable, with copyrights, trade secret measures and non-disclosure agreements. Despite these protections, it may be possible for competition or users to copy aspects of our intellectual property or to obtain information that we regard as trade secrets. Existing copyright laws afford only limited practical protection for computer software. The laws of foreign countries generally do not protect our proprietary rights in our products to the same extent as the laws of the United States. In addition, we may experience more difficulty in enforcing our proprietary rights in certain foreign jurisdictions. Patent Application number 13/471,717 was filed with United States Patent and Trademark Office on May 15, 2012 for “Restaurant Communication System and Method Utilizing Digital Menus.” Application for patent was assigned to Aptito, LLC on June 26, 2013.

Integrated Mobile Payments and Transaction Services

Our Services

The following services are provided outside the United States and include: value-added mobile payments; mobile billing; SMS messaging; integrated mobile payments; and transaction processing services in card-present and card-not-present environments.

TOT Group (Emerging Markets). In 2013 TOT Group has established presence in Russian Federation and Ukraine to provide transactional card services to merchants in these regions. Such services include: card-present or card-not-present transactions, including point-of-sale, mobile POS, Internet businesses, service-oriented businesses, and mail order / telephone order merchants. Due to the startup nature of this business as of the date of this report the Company has limited number of trial merchants in these regions.

TOT Money. TOT Money is a provider of mobile messaging and mobile billing solutions in emerging markets. We offer targeted billing solutions via premium SMS (“P-SMS”), direct carrier billing, in-app purchases, Wireless Access Protocol (“WAP”) payments and mobile commerce. Instead of using traditional credit cards, TOT Money uses mobile devices as payment methods and allows third-party content or services providers to charge its customers for goods and services using customers pre-paid or post-paid mobile credit.

Relationships with Mobile Operators, Sponsors and Processors

Mobile Operators. In order for us to provide payment and SMS messaging services to mobile subscribers and debit their accounts for payments we need to have contractual agreements with mobile operators, which allow us to bill its subscribers. We have direct and indirect agreements with mobile operators and mobile operator aggregators in over 40 countries. The three largest mobile operators through which we process the majority of our transactions are: Mobile TeleSystems OJSC (“MTS”), MegaFon OJSC (“MegaFon”) and OJSC VimpelCom (“VimpelCom”), these contracts allow us to facilitate payments using Short Message Services (“SMS”), Multimedia Messaging Services (“MMS”) and WAP for their mobile phone subscribers. From time to time, we may enter into agreements with additional mobile operators and mobile operator aggregators.

Sponsoring Banks. Because we are not a member bank as defined by Visa and MasterCard rules and regulations, in order to authorize and settle bankcard transactions for our merchants, we must be sponsored by a financial institution, which holds a member bank status. We have agreements with several banks that sponsor us for membership in the Visa and MasterCard card associations and settle card transactions for our merchants. Sponsoring bank through which we are able to process transactions in Russian Federation is Sviaz-Bank, whereby in Ukraine it is PrivatBank. From time to time, we may enter into agreements with additional banks. See “Risk Factors – Risk Factors Relating to Our Business – We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolio to new bank sponsors, we will not be able to conduct our business.”

Processing Vendors. We have agreements with several service processing vendors to provide us with, on a non-exclusive basis SMS gateway, carrier billing, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendors for period ending December 31, 2013 TOT Money business were SDSP Group, which provides us with a mobile billing and support platform in Russian Federation and NTH Group, leading European Application and Infrastructure Services Provider (“AISP”), which provides us with a mobile billing platform for Europe and other regions. In order for us to be able to process to bankcard transactions internationally, we have entered into a partnership agreement with PAY.ON AG (“PAYON”). PAYON’s multi-channel payment infrastructure system allows us to directly connect to the banks we have sponsorship agreements with and provide transactional services to the merchants in these regions.

Customers

Everything we do is to ensure that our customers experience first-rate services. TOT Money’s current customers span across variety of industries and operate across different markets. Our clients include mobile operators, merchants, content and service providers.

We believe there are many ways to use TOT Money’s services, including the following:

•	Mobile Operators – Mobile operators partner with us to generate revenues for incoming traffic. Mobile operators increase revenues via additional subscription and transactional services used by its subscribers.

•	Broadcast Media – SMS billing is becoming an increasingly popular communication tool on both radio & TV. It provides interactivity for the viewer/listener through voting/polls/competitions, and can generate revenues for the stations/production companies.

•	Portals/Content providers – SMS billing adds a further dimension to the offering of portals and content providers. It enables information alerts, ringtones and logos, SMS sending facility for end-users, all of which can generate revenues for the company.

•	Marketing/Sales Promotion – SMS billing is being used as a new marketing channel. It's immediacy; directness and 2-way communication lends itself to effective measurable marketing and promotion. Integration with existing media adds a new dimension to marketing campaigns (e.g. outdoor, press, on-pack, and direct mail).

Other industries using mobile messaging and mobile billing solutions include banking, retailing, brokering, tourism, transportation, gaming, and education.

Competition

TOT Money primarily competes with other companies operating in the SMS payment processing market in Russia, which market is primarily controlled by four companies, Pervii Alternativni, Incore Media, iFree and TOT Money. Certain of TOT Money’s competitors have been in business longer than TOT Money and have significantly greater financial and other resources than TOT Money. In order to successfully increase its business in that market, the Company must convince mobile phone carriers and content providers to use TOT Money’s services over competitive platforms that may already be in use. The Company believes that TOT Money will be able to effectively compete in the SMS payment processing market in Russia based primarily upon industry relationships of certain of its directors and officers, as well as on the basis of services offered, functionality and ease of use of features offered. Failure to successfully continue developing TOT Money’s payment processing operations, maintain TOT Money’s existing contracts with mobile phone carriers and content providers and enter into additional contracts with mobile phone carriers and content providers to use TOT Money’s services may harm the Company’s revenue and business prospects.

Employees

The total number of the Company’s employees at March 15, 2014 was 58 people. Of such 58 people, 25 were full-time consultants and 33 were full-time employees.

Regulation

Various aspects of our business are subject to U.S. and non-U.S. federal, state and local regulation. The operations of the Company’s subsidiary, TOT Money, are subject to regulation in Russia and may become subject to the laws and regulations of additional foreign jurisdictions as and when its business expands into additional markets. Many domestic and foreign laws and regulations that affect companies conducting business on the Internet and companies transmitting user information and payments via text message or other electronic means are still evolving and the interpretation of such laws and regulations are often uncertain. Failure to comply with applicable laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties and/or fines. The services of TOT Money to mobile phone carriers also are subject to certain of the rules and policies of such carriers and ongoing contractual covenants with such carriers, the violation of which may result in penalties and/or fines and possible termination of TOT Money’s services. Certain of our services are also subject to rules set by various payment networks, such as Visa and MasterCard, as more fully described below.

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

Other Laws and Regulations

Since TOT Money collects certain information from members and users on its platform, it will be subject to current and future government regulations regarding the collection, use and safeguarding of consumer information over the Internet and mobile communication devices. These regulations and laws may involve taxation, tariffs, user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, consumer protection and electronic payment services. In many cases, it may be unclear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet or mobile communication services as the vast majority of these laws were adopted prior to the advent of these technologies and do not contemplate or address the unique issues raised by the Internet and e-commerce.

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

Dodd-Frank Act

In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law in the United States. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau, or CFPB, to regulate consumer financial services, including many offered by our clients.

The Dodd-Frank Act provided two self-executing statutory provisions limiting the ability of payment card networks to impose certain restrictions that became effective in July 2010. The first provision allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (and allows federal governmental entities and institutions of higher education to set maximum amounts for the acceptance of credit cards). The second provision allows merchants to provide discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers.

Separately, the so-called Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be "reasonable and proportional" to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees, such as switch fees assessed by our Jeanie network, may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. In July 2011, the Federal Reserve published the final rules governing debit interchange fees. Effective in October 2011, debit interchange rates for card issuing financial institutions with more than $10 billion of assets are capped at $0.21 per transaction with an additional component of five basis points of the transaction's value to reflect a portion of the issuer's fraud losses plus, for qualifying issuing financial institutions, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The debit interchange fee would be $0.24 per transaction on a $38 debit card transaction, the average transaction size for debit card transactions. In July 2013, the U.S. District Court for the District of Columbia determined that the Federal Reserve's regulations implementing the Durbin Amendment were invalid. The Federal Reserve has appealed the decision. Regardless of the outcome of the litigation, the cap on interchange fees is not expected to have a material direct impact on our results of operations.

In addition, the new rules contain prohibitions on network exclusivity and merchant routing restrictions. Beginning in October 2011, (i) a card payment network may not prohibit a card issuer from contracting with any other card payment network for the processing of electronic debit transactions involving the issuer's debit cards and (ii) card issuing financial institutions and card payment networks may not inhibit the ability of merchants to direct the routing of debit card transactions over any card payment networks that can process the transactions. Since April 2012, most debit card issuers have been required to enable at least two unaffiliated card payment networks on each debit card. We do not expect the prohibition on network exclusivity to impact our ability to pass on network fees and other costs to our clients. These regulatory changes create both opportunities and challenges for us. Increased regulation may add to the complexity of operating a payment processing business, creating an opportunity for larger competitors to differentiate themselves both in product capabilities and service delivery.

Association and Network Rules

While not legal or governmental regulation, we are subject to the network rules of Visa, MasterCard and other payment networks. The payment networks routinely update and modify their requirements. On occasion, we receive notices of non-compliance and fines, which might be related to excessive chargebacks by a merchant or data security failures. Our failure to comply with the networks' requirements or to pay the fines they impose could cause the termination of our registration and require us to stop providing payment services.

Federal Trade Commission Act and Other Laws Impacting our Customers' Business

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant's payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states' attorneys general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations and to the extent we are processing payments for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and file or furnish reports, proxy statements, and other information with the U.S. Securities and Exchange Commission, or SEC. You can read our SEC filings over the Internet at the SEC's website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, also are available free of charge on the investors section of our website at http://investor.netelement.com when such reports are available on the SEC's website. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on the investors section of our website.

You may also read and copy any document we file with the SEC at its public reference facilities at 100 F Street, N.E., Room 1580, Washington, DC 20549. You may also obtain copies of the documents at prescribed rates by writing to the Public Reference Section at the SEC at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference facilities. The contents of the websites referred to above are not incorporated into this filing or in any other report or document we file with the SEC, and any references to these websites are intended to be inactive textual references only.

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

Since our inception, we have incurred significant operating losses. We had negative cash flows from operating activities of $10.8 million for the year ended December 31, 2013 and an accumulated deficit of $119 million at December 31, 2013. While we had negative working capital of $8.0 million at December 31, 2013, our current assets at December 31, 2013 included $10.6 million of accounts receivable and $1.1 million of advances to aggregators. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. As of the date this Report was filed with the Commission, management expects that our cash flows from operations and remaining unrestricted cash will not be sufficient to fund our current operations through 2014. We will require significant additional capital in order to continue our existing business operations and to fund our obligations assumed by the Company as a result of our acquisition of Unified Payments. We currently believe that we will require an additional $10 million in financing to continue operations as currently conducted, continue our payment processing businesses and to pay for other currently anticipated capital expenditures over the next 12 months.

We have historically been dependent upon our directors and majority stockholders (including entities directly or indirectly controlled by them), and/or other affiliates of the Company, to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur.

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

Our current assets as of December 31, 2013 totaled $12,689,171. This amount includes approximately $10.6 million of outstanding receivables (representing 84% of our total current assets at December 31, 2013), and $1.1 million of outstanding advances to aggregators. Aggregators are businesses that contract for content from content providers and provide aggregated processing volume to TOT Money. As of the date of filing this Report with the Commission, we were not aware of any additional potential issues with the collectability of our outstanding receivables, if any significant portion of our outstanding receivables were not collected it may have material adverse effects on our financial condition and results of operations and, as a result, our future business prospects.

Our management has identified a material weakness over payments to aggregators.

Historically, we did not maintain appropriate control surrounding the billing and advances to aggregators in our TOT Money Russian operation. As a result, we are migrating our billing system from SDSP Group to a TOT Platform, our proprietary billing system. Our former General Director is no longer providing any further support or assisting us with retrieval of information from the current billing system.

We have a limited operating history upon which an evaluation of our prospects can be made. For that reason, it would be difficult for a potential investor to judge our prospects for success.

We launched the operations of our mobile payment processing business during the third quarter of 2012. As a result, there is limited historical information available upon which you can base your evaluation of our business and prospects. Our limited operating history also makes the prediction of our future operating results, operating costs, and prospects difficult.

If we cannot compete effectively, we will lose business.

We believe our mobile payment processing business is positioned to be competitive in our target markets. We cannot guarantee that we will be able to maintain or increase revenues from our existing operations, or that our proposed future operations will be implemented successfully. Our principal competitive considerations include:

•	financial resources to allocate to proper marketing and sales efforts;
•	the ability to develop and maintain our operations, applications and technologies;
•	the ability to effectively implement our business plans and strategies;
•	establishing our brand name; and
•	financial resources to support working capital needs and required capital investments.

The markets in which we operate are very competitive, and many of our competitors and potential competitors are larger, more established and better capitalized than we are.

The markets for mobile payment processing are very competitive and have been characterized by rapid technological change. This competition could result in increased pricing pressure, reduced profit margins, increased sales and marketing expenses, and failure to increase, or the loss of, market share or expected market share, any of which would likely seriously harm our business, operating results and financial condition.

Some of our competitors and potential competitors are substantially larger and have greater financial, technical, marketing and other resources than we do. Given their capital resources, the large companies with which we compete, or may compete in the future, are in a better position to substantially increase their research and development efforts or to withstand any significant reduction in orders by customers in our markets. Such larger companies typically have broader product lines and market focus and thus are not as susceptible to downturns in a particular market. In addition, some of our competitors have been in operation much longer than we have and therefore may have more long-standing and established relationships with our current and potential domestic and foreign customers.

We would be at a competitive disadvantage if our competitors bring their products to market earlier, if their products are more technologically capable than ours, or if any of our competitors’ products or technologies becomes preferred in the industry. Moreover, we cannot assure you that existing or potential customers will not develop their own products, or acquire companies with products that are competitive with our products. Any of these competitive threats could have a material adverse effect on our business, operating results or financial condition.

Our operations are conducted primarily in Russia, making them subject to political uncertainties relating to Russia and U.S.-Russian relations.

Much of our present operations are being conducted in Russia. Our electronic payments operations conducted in Russia are subject to various political risks and uncertainties inherent in Russia. If U.S.-Russia relations deteriorate, including, without limitation, over a conflict related to Ukraine; the U.S. government may decide to impose sanctions or other legal restrictions on U.S. businesses doing business in Russia. If this should happen, our electronic payments operations conducted in Russia could be scaled back or shut down, which may require additional funding to penetrate or expand alternative electronic payments markets outside of Russia.  In addition, if U.S.-Russia relations deteriorate, including, without limitation, over a conflict related to Ukraine, general economic conditions in Russia, or increases in interest rates in Russia, could adversely affect our results of operations by reducing the number or average purchase amount of transactions in Russia made using electronic payments. Further, consumer purchases of discretionary items could generally decline in Russia due to potential adverse effect on disposable income in Russia. A reduction in the amount of consumer spending in Russia could result in a decrease in our revenue and negatively affect our business prospects, financial condition and results of operations.

Our management has identified continued material weaknesses in our internal controls as of December 31, 2013, which, if not properly remedied, could result in material misstatements in our financial statements.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As described in Item 9A of this Report, management has identified the following material weaknesses in our internal control over financial reporting as of December 31, 2013: (i) inadequate policies and procedures regarding the design of the control and formal written documentation; (ii) inadequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions; (iii) because we recently added certain new directors and executive management and recently changed the composition of our subsidiaries, there has been insufficient time to establish adequate Best of Practice procedures; (iv) as a result of our relatively small accounting staff and not having the required infrastructure for meeting the demands of being a U.S. public company, we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation and external financial reporting procedures; (v) we lack general computer controls surrounding the billing and financial reporting system in one of our Russian subsidiaries; and (vi) our management has limited ability to monitor the design and operating effectiveness of our internal controls. These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a consistent basis. Management intends to focus its remediation efforts in the near term on designing revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as our business develops and resources permit. If we are not able to adequately address the material weaknesses in our internal controls, it is possible that a material misstatement of our annual or interim financial statements will not be timely prevented or detected. Any failure in preventing or detecting a material misstatement of our annual or interim financial results could have a material adverse effect on our stock price and on our results of operations, could make it more difficult for us to obtain additional financing as needed and could have additional material adverse consequences.

Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences.

We have built our current business primarily through acquisitions of intellectual property and other assets, and we intend to selectively pursue strategic acquisitions in the future. On April 16, 2013, certain subsidiaries of TOT Group acquired substantially all of the business assets of Unified Payments, LLC, a Delaware limited liability company (“Unified Payments”), a provider of comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. See Note 4 for additional information regarding this acquisition. Most recently, on June 24, 2013, TOT Group, through its newly formed subsidiary Aptito, LLC (“Aptito”) acquired substantially all of the business assets of Aptito.com, Inc, a New York corporation, a new generation of smart, customer engaged, patent-pending payments platform, mobile Point of Sale (“mPOS”), mobile commerce application and self-ordering Apple® iPad®-based kiosk. See Note 4 for additional information regarding this acquisition. . Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future or even past acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of significant amounts of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could negatively affect our financial condition.

We are dependent upon certain key relationships. If any of our key relationships were to deteriorate, our business prospects, financial condition and results of operations could be materially adversely affected.

Our success, particularly the success of our payment processing business, is dependent, in part, upon industry relationships of certain of our directors, including our director, Kenges Rakishev and our chief executive officer Mr. Firer. If we were to lose the services of Mr. Rakishev and/or Mr. Firer, or if the industry relationships of Mr. Firer on which we rely were to deteriorate, our business prospects, financial condition and results of operations could be materially adversely affected. To our knowledge, Mr. Rakishev and/or Mr. Firer currently do not have any plans to retire or leave us in the near future, and we are not aware of any material adverse developments in Mr. Firer’s industry relationships. We do not have “key person” insurance on the lives of Mr. Rakishev and/or Mr. Firer or any other member of our management team.

If we fail to adequately protect or enforce our intellectual property rights, competitors may create and market products and services similar to ours. In addition, we may be subject to intellectual property litigation and infringement claims by third parties.

Our ability to compete effectively is dependent in part upon the proprietary nature of our technologies and software platforms. We generally rely on a combination of trade secret, copyright, trademark and patent law to protect our proprietary rights in our intellectual properties. . Although we attempt to protect our proprietary technologies through trade secrets, trademarks, patents and license and other agreements, these may be insufficient. In addition, if we license our software to non-U.S. countries, because of differences in foreign laws concerning proprietary rights, our intellectual properties may not receive the same degree of protection in non-U.S. countries as they would in the United States. We may not always be able to successfully protect or enforce our proprietary properties against competitors, which may materially adversely affect our business prospects, financial condition and results of operations. In addition, there can be no assurance that our competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to ours, which also could materially adversely affect our business prospects, financial condition and results of operations.

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

Fluctuations in foreign currency exchange rates could negatively affect our financial results.

We earn revenues and interest income, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2013, we used two functional currencies - the Ukraine hryvnia and the Russian ruble - in addition to the U.S. dollar and derived more than 21% of our total net revenues from operations outside the United States. Because our consolidated financial statements are presented in U.S. dollars, we must translate net revenues, interest income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect the amounts of our net revenues, interest income, operating expenses and the value of balance sheet items, including intercompany assets and obligations. Because our operations are concentrated in Russia and Ukraine, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Ukraine hryvnia and the Russian ruble. As a result, fluctuations in foreign currency exchange rates, particularly the U.S. dollar against the Ukraine hryvnia and the Russian ruble, may materially adversely affect our financial results.

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

Mike Zoi, our majority stockholder and a member of our Board of Directors, owns, in combination with the holdings of entities that he controls, approximately 47.8% of our issued and outstanding common stock as of April 1, 2014. As a result, and in addition to having de-facto control over all key elements of our business, Mr. Zoi can be viewed as having de-facto control over corporate actions requiring stockholder approval, including but not limited to: (i) electing and removing directors; (ii) amending or preventing amendment of our certificate of incorporation or bylaws; (iii) selling all or substantially all of our assets; and (iv) merging with another entity. This concentration of ownership could be disadvantageous to stockholders with interests that might vary from those of Mr. Zoi and adversely affect the price that investors might be willing to pay in the future for our securities.

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

Risks Related to Our Mobile Payments and Transaction Processing Business:

Failure to successfully continue developing and expand our payment processing business may harm our revenue and business prospects.

We recently launched our mobile payment processing operations in Russia during the third quarter of 2012 through our Russian subsidiary TOT Money. Certain of TOT Money’s competitors have been in business longer than TOT Money and have significantly greater financial and other resources than TOT Money. In addition, in order to successfully increase our business in the payment processing market in Russia and expand our payment processing business into other emerging markets, we must convince mobile phone carriers and content providers to use TOT Money’s services over competitive platforms that may already be in use. Many potential clients may worry about potential disadvantages associated with switching payment processing vendors, such as a loss of accustomed functionality, increased costs and business disruption. Failure to successfully continue developing TOT Money’s payment processing operations, maintain TOT Money’s existing contracts with mobile phone carriers and content providers and enter into additional contracts with mobile phone carriers and content providers to use TOT Money’s services may harm our revenue and business prospects.

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

At December 31, 2013, our outstanding advances to aggregators were $1.1 million net. Aggregators are businesses that contract for content from hundreds or thousands of content providers and provide aggregated processing volume to TOT Money. Our advances to aggregators are unsecured and, while we have a history of transaction volume with most of our aggregators, we do not obtain financial statements or bank references to complete a full credit review of each aggregator. In addition, we transact business with new aggregators from time to time with whom we do not have a history of transaction volume. Financial problems with a particular aggregator could result in our not recouping advances that we have made to that aggregator. Furthermore, if we discontinue our business with a particular aggregator and the aggregator does not provide sufficient transaction volume to repay advances made to that aggregator, we have increased risk of not recouping the advances made to that aggregator. For these and/or other reasons, we may not recoup our advances made to aggregators. If we do not recoup all of our advances to aggregators, it will result in our incurring losses.

We rely on third-party processors and service providers; if they fail or no longer agree to provide their services, our merchant relationships could be adversely affected and we could lose business.

We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. We also outsource to third parties other services, such as reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations. Many of these organizations and service providers are our competitors, and we do not have long-term contracts with most of them. Typically, our contracts with these third parties are for one-year and are subject to cancellation upon limited notice by either party. The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. The principal sponsoring bank through which we process the significant majority of our transactions is BMO Harris Bank.

If we or our bank sponsors fail to adhere to the standards of the Visa and MasterCard payment card associations, our registrations with these associations could be terminated, and we could be required to stop providing payment processing services for Visa and MasterCard.

Substantially all of the transactions we process involve Visa or MasterCard. If we or our bank sponsors fail to comply with the applicable requirements of the Visa or MasterCard payment card associations, Visa or MasterCard could suspend or terminate our registration. The termination of our registration or any changes in the Visa or MasterCard rules that would impair our registration could prevent us from providing transactional processing services.

We periodically experience increases in interchange and other related costs, and if we cannot pass these increases along to our merchants, our profit margins will decline.

We pay interchange fees and assessments to issuing banks through the card associations for each transaction we process using their credit and debit cards. From time to time, the card associations increase the interchange fees that they charge processors and the sponsoring banks. At their sole discretion, our sponsoring banks have the right to pass any increases in interchange fees on to us. In addition, our sponsoring banks may seek to increase their Visa and MasterCard sponsorship fees to us, all of which are based upon the dollar amount of the payment transactions we process. If we are not able to pass these fee increases along to merchants through corresponding increases in merchant discount, our profit margins will decline.

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

To acquire and retain merchant accounts, we depend on ISGs that do not serve us exclusively.

We rely on the efforts of ISGs to market our services to merchants seeking to establish a credit card processing relationship. ISGs are companies that seek to introduce to us, as well as our competitors, newly established and existing small merchants, including retailers, restaurants and other service providers. Generally, our agreements with ISGs are not exclusive and they have the right to refer merchants to other providers of transaction payment processing services. Our failure to maintain our relationships with our existing ISGs and to recruit and establish new relationships with other ISGs could adversely affect our revenues and internal growth and increase our merchant attrition.

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

Our operating results are subject to seasonality, and, if our revenues are below our seasonal norms during our historically stronger quarters, our financial results could be adversely affected.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues as a result of consumer spending patterns. Historically, revenues have been weaker during the first quarter of the calendar year and stronger during the second, third and fourth quarters. If, for any reason, our revenues are below seasonal norms during the second, third or fourth quarter, our business, financial condition and results of operations could be materially adversely affected.

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide, or the value of, the services we currently provide to our merchants.

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting, additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third-party service providers to financial institutions. However, the laws governing privacy generally remain unsettled. Even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws or changes to existing privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we currently offer to our merchants or impair the value of these services.

Several states have proposed legislation that would limit the use of personal information gathered using the Internet. Some proposals would require proprietary online service providers and website owners to establish privacy policies. Congress has also considered privacy legislation that could further regulate the use of consumer information obtained over the Internet or in other ways. Our compliance with these privacy laws and related regulations could materially affect our operations.

Changes to existing laws or the passage of new laws could:

•	create uncertainty in the marketplace that could reduce demand for our services;
•	restrict or limit our ability to sell certain products and services to certain customers;
•	limit our ability to collect and to use merchant and cardholder data; or
•	increase the cost of doing business as a result of litigation costs or increased operating costs;

Any of which could have a material adverse effect on our business, financial condition and results of operations.

If we are required to pay federal, state or local taxes on transaction processing, it could negatively impact our profit margins.

Transaction processing companies may become subject to federal, state or local taxation of certain portions of their fees charged to merchants for their services. Application of these taxes is an emerging issue in our industry and taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay such taxes and are unable to pass this tax expense through to our merchant clients, or are unable to produce increased cash flow to offset such taxes, these taxes would negatively impact our profit margins.

We are the subject of various legal proceedings which could have a material adverse effect on our business, financial condition or operating results.

We are involved in various litigation matters. The Company may, from time to time, also be involved in or be the subject of governmental or regulatory agency inquiries or investigations. If the Company is unsuccessful in its defense in the litigation matters, or any other legal proceeding, it may be forced to pay damages or fines and/or change its business practices, any of which could have a material adverse effect on the Company’s business, financial condition and results of operations. For more information about the Company’s legal proceedings, see “Legal Proceedings.”

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

The public market for our common stock has historically been very volatile. Since trading began in the common stock of the Company on October 3, 2012 (the trading day following the closing of our merger with Net Element) and through April 11, 2014, the per-share market price for our common stock has ranged from $1.90 to $12.25. Any future market price for our common stock is likely to continue to be very volatile. This price volatility may make it more difficult for holders of our common stock to sell shares when they want and at prices they find attractive. We do not know of any one particular factor that has caused volatility in our stock price. However, the trading volume in our common stock is limited, which contributes significantly to that volatility, and we cannot assure you that a larger or more liquid market will ever be developed or maintained. In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Broad market factors and the investing public’s negative perception of our business may reduce our stock price, regardless of our operating performance. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce the market price of our common stock. These fluctuations may also cause short sellers to periodically enter the market in the belief that we will have poor results in the future. As a result, this may make it difficult or impossible for holders of our common stock to sell shares when they want and at prices they find attractive.

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

Our operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful and the market price of our common stock may be negatively affected. The following factors, among others, may contribute to the variability of our quarterly and annual results and negatively affect the market price of our common stock:

•	the fact that our payment processing business first launched operations and began generating revenue during the third quarter of 2012;
•	our ability to maintain existing, and secure additional, contracts with mobile phone carriers and content providers to use our payment processing services;
•	the effects of increased competition on our business;
•	our ability to successfully expand in existing markets and enter new markets;
•	the impact of worldwide economic conditions, including the resulting effect on consumer spending;
•	our ability to protect our intellectual property;
•	our ability to keep pace with changes in technology;
•	the success of our sales and marketing efforts;
•	costs associated with defending intellectual property infringement and other claims and related judgments or settlements;
•	changes in government licensing and regulation affecting our business;
•	interruptions in service and any related impact on our reputation;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to choose and effectively manage third-party service providers;
•	the impact of fluctuations in currency exchange rates;
•	our ability to successfully manage and integrate any acquisitions of businesses, solutions or technologies;
•	the effects of natural or man-made catastrophic events;
•	changes in consumer behavior;
•	our ability to increase the effectiveness of our internal controls; and
•	changes in our tax rates or exposure to additional tax liabilities.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

On May 10, 2013, the Company entered into a new lease agreement, which is dated as of May 1, 2013, for approximately 5,200 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The Company moved its corporate headquarters and principal executive office to this location in June 2013. The term of the lease agreement is from May 1, 2013 through December 31, 2016, with monthly rent at the rates of $16,800 per month (or $134,400 for the initial eight-month period) for the period from May 1, 2013 through December 31, 2013, $17,640 per month (or $211,680 per year) for the period from January 1, 2014 through December 31, 2014, $18,522 per month (or $222,264 per year) for the period from January 1, 2015 through December 31, 2015 and $19,448.10 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016.

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

Netlabs Systems, LLC, through its Ukrainian representative office, leases approximately 1,750 square feet of office space in Dnepropetrovsk, Ukraine where it primarily conducted website development activities, at annual rent of approximately $20,000. The current lease term expires December 1, 2014. Effective February 1, 2014, 24 Hour Technology, LLC, a company controlled by Mike Zoi, began paying the rent in Ukraine as 24 Hour Technology also began employing our former employees given we terminated operations in this location effective on that date. This facility primarily supported divested entertainment assets and was no longer required for current operations.

Netlabs Systems, LLC, through its Russian representative office, leases approximately 1,150 square feet of office space in Yekaterinburg, Russia, where it conducted website development activities, at annual rent of approximately $34,000. The current lease term expires April 1, 2014 and we are currently in process of finding a new space of about 325 square feet. The current facility is too large for our current needs, given we have divested website assets, and effective February 1, 2014 we have agreed to split the facility and associated rent 50/50 with T1T Lab, LLC until the lease expires April 1, 2014.

Net Element Russia leases approximately 356 square feet of office space in Moscow, Russia at annual rent of $150,000, as well as one corporate apartment at annual rent of $52,500. The current lease term for the office space expires on August 14, 2014 and we expect to renew this lease at that time. The current lease term for corporate apartment expires on June 30, 2014. We believe that these facilities are adequate for our anticipated needs. TOT Money leases approximately 671 square feet of office space in Saint Petersburg, Russia at annual rent of $139,000. The current lease term expires on March 22, 2014.

Item 3. Legal Proceedings.

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  The defendant is the successor in interest to Paymentech.  On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division.  Plaintiffs’ opposition to First Data’s motion to dismiss (for lack of standing) was filed on Oct. 24. Defendant's Reply to Plaintiff's opposition was due Oct. 31. Defendant filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard Nov. 1, 2013.  The case was subsequently dismissed and the Company has requested legal counsel to preserve its rights to Appeal the dismissal.

OOO-RM Invest

On March 17, 2014, the Company was served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with the Company allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that the Company would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that the Company would assume certain liabilities of Plaintiff; (d) that the Company would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that the Company would deliver the Digital SkyTechnologies ("DST'') account and stated key DST structures  to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (j) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (h) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that the Company breached its obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million.  The Company strongly denies the allegations referenced in the complaint and will vigorously defend its interests, but the outcome cannot be predicted.

C&H Financial Services

During February 2014, the Company was served with a lawsuit filed in the 11th Judicial Circuit Court for Miami-Dade County, Florida, (the “Lawsuit”) by C&H Financial Services, Inc., (“C&H”), Anthony Holder, (“Holder”) and James Costanzo (“Costanzo”) -  (hereinafter C&H, Holder, and Costanzo are collectively referred to as “Plaintiffs”).  The Plaintiffs allege inter alia that that the Company breached a certain agreement dated July 31, 2013 between the parties relating to certain merchant payment processing accounts and are seeking judgment and unspecified compensatory damages from the Company.  Plaintiffs are also seeking certain other relief from the Court arising from the said agreement as well as declaratory relief regarding a disputed non-compete agreement entered into by Holder and Costanzo as former employees of the Company.  The Company vigorously disputes the allegations of the Plaintiffs and has engaged legal counsel to defend the lawsuit.  The Parties have entered into settlement negotiations.

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

	Fiscal 2013		Fiscal 2012
Quarter Ended	High	Low	High	Low
March 31	3.43	2.00	9.91	9.76
June 30	6.20	2.38	9.94	9.80
September 30	6.47	4.26	11.00	9.41
December 31	4.99	2.24	12.25	2.85

Holders

As of December 31, 2013, the Company’s common stock was held by approximately 331 stockholders of record. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company’s transfer agent is Continental Stock Transfer & Trust Company.

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

Securities Authorized for Issuance Under Equity Compensation

The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

Recent Sales of Unregistered Securities

The Company did not sell any securities during the fiscal year ended December 31, 2013 that were not registered under the Securities Act of 1933, as amended, and that have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

For the year ended December 31, 2013, the Company repurchased 169,022 shares of its common stock for $477,936 or an average price of $2.83 per share including 137,207 shares that were repurchased by the Company in a private transaction outside the parameter of the publicly announced repurchase plan.

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

Overview; Recent Developments

As of December 31, 2013, we operate in a single operating segment, that being a provider of transactional services and mobile payment solutions in the United States and emerging countries, including the CIS. During the year ended December 31, 2012, we had two operating segments, consisting of (i) mobile commerce and payment processing, and (ii) entertainment and culture Internet destinations, in the United States and emerging countries, including the Commonwealth of Independent States (CIS). However, during the quarter ended September 30, 2013, we divested all of our interests in online media businesses and operations (which comprised our entertainment and culture Internet destinations business segment), which are presented as discontinued operations for the years ended December 31, 2013 and December 31, 2012 (restated).

The Company previously owned several popular content monetization verticals (i.e., interests in online media businesses and operations) that were divested during the quarter ended September 30, 2013 (see Note 5 for additional information regarding this divestiture).   As a result of this divestiture, the Company operates in a single operating segment, that being a provider of mobile commerce and payment processing services in two geographical locations, the United States and International.   Operations of the divested businesses are presented as discontinued operations.

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

Payment and Transaction Processing Business

The Company’s subsidiary TOT Group, Inc. (“TOT Group”) is a multinational, mobile payments and transaction processing holding company, which provides a range of flexible online and offline payment solutions. Clients include wireless carriers, content providers and merchants. TOT Group delivers comprehensive, end-to-end payment solutions to enable merchants to reliably accept cashless transactions at the point of sale (“POS”). From processing electronic payments at the POS to processing mobile commerce transactions to managing merchant terminals and providing information management services, TOT Group through its proprietary technology offers innovative solutions which allow its merchants to streamline their payments resources. Through TOT Group, the Company generates revenues from transaction fees, service fees, percentage of the dollar amount of each transaction and other fees associated with processing of cashless transactions at the points of sale. The Company serves merchants primarily in the retail, restaurant, supermarket, petroleum and hospitality sectors. In addition, TOT Group (through its subsidiary OOO TOT Money (“TOT Money”)) operates the Company’s provider of carrier-integrated mobile payments solutions. TOT Money’s relationships with mobile operators give the Company substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer customers In-App, P-SMS and Online and Carrier Billing solutions in over 49 countries.

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

On April 16, 2013, certain subsidiaries of TOT Group acquired substantially all of the business assets of Unified Payments, LLC, a Delaware limited liability company. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. For additional information, see Note 4 to the accompanying Notes to Consolidated Financial Statements.

On June 24, 2013, TOT Group, through its newly formed subsidiary Aptito, LLC (“Aptito”) acquired substantially all of the business assets of Aptito.com, Inc., a New York corporation, a new generation of smart, customer engaged, patent-pending payments platform, mobile Point of Sale (“mPOS”), mobile commerce application and self-ordering Apple® iPad®-based kiosk. See Note 4 for additional information regarding this acquisition.

Discontinuance of Entertainment Business

On September 25, 2013, we entered into a Contribution Agreement (the Divestiture Contribution Agreement) with T1T Lab, LLC, a Florida limited liability company (T1T Lab), and T1T Group, LLC, a Delaware limited liability company (T1T Group), pursuant to which, on September 25, 2013, we contributed to T1T Lab all of our membership and participation interests in our subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the Disposed Subsidiaries). The Disposed Subsidiaries constitute all of the Company's interests in online media businesses and operations (referred to herein collectively as the Company's "entertainment assets"). Immediately following the transactions effectuated pursuant to the Divestiture Contribution Agreement, the Company indirectly owned a minority interest in the Disposed Subsidiaries through its 10% membership interest in T1T Lab and the other 90% membership interest in T1T Lab is owned by T1T Group (which is indirectly wholly-owned by Mike Zoi, a director and majority stockholder of the Company). The Company disposed its entertainment assets in order to focus its business operations on mobile payments, transactional services and related technologies and to reduce the significant expenses associated with developing and maintaining the entertainment assets. During the first quarter of 2014, Company further reduced its liabilities by divesting its remaining 10% ownership interest in T1T Lab, LLC in exchange for termination of its obligation to commit funding of T1T Lab, LLC associated with its equity ownership. For additional information regarding the divestiture of the Company’s entertainment assets, see Note 5 of the accompanying Notes to Consolidated Financial Statements.

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

Revenue.  The Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists; (2) performance of services has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, signed contract or website advertising insertion order. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.

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

Due to the lawsuit filed by First Data (see Note 14 of the accompanying Notes to Consolidated Financial Statements), the Company has reserved the $2.1million that it is due from First Data. The effect, net of interchange and Visa/Master card costs, was a charge to bad debt in the amount of $703,768 in December 2013. In addition, there were additional charges to bad debts for $423,179 for net ACH rejects that occurred in the normal course of operations.

In addition, the Company fully reserved the $1.8 million due to the Company by the former general director of TOT Money in connection with a June 2013 settlement agreement that is recorded as a note receivable.

Deferred Taxes.   Estimates of deferred income taxes and items giving rise to deferred tax assets and liabilities reflect management’s assessment of actual future taxes to be paid on items reflected in the financial statements, giving consideration to both timing and the probability of their realization. Actual income taxes could vary from these estimates for a variety of reasons, including changes in tax law, operating results that vary from budget or the review of our tax returns by the IRS.

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

We reported a net loss of $48,309,347, or $(1.70) per share, for the year ended December 31, 2013 as compared with a net loss of $16,389,931, or $(0.77) per share, for the year ended December 31, 2012. Loss from continuing operations (including loss attributable to the noncontrolling interest) for the year ended December 31, 2013 was $48,099,020 or ($1.65) per share as compared to a loss from continuing operations of $13,223,466 or ($0.62) per share for the year ended December 31, 2012. Our net loss for the years ended December 31, 2013 and 2012 primarily resulted from our impairment of goodwill, increase in provision for loan losses and general and administrative expenses, as discussed further below.

Net revenues consist primarily of payment processing fees. Net revenues were $18,749,470 for the year ended December 31, 2013 as compared to $1,384,852 for the year ended December 31, 2012. The increase in net revenues is primarily a result of the purchase of Unified Payments, LLC and a full year of operations of TOT Money in 2013. The following table sets forth our sources of revenues for the years ended December 31, 2013 and 2012.

	For the year ended December 31,
Source of Revenues	2013	2012 (as restated)	Increase / (Decrease)
Credit Card Processing Fees	$14,798,488	$-	$14,798,488
Mobile Payment Processing	3,948,087	1,312,152	2,635,935
Other Revenues	2,895	72,700	(69,805)
Total	$18,749,470	$1,384,852	$17,364,618

Net revenues for the year ended December 31, 2012 were primarily service fees from TOT Money ($1,312,152).

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the year ended December 31, 2013 was $13,374,669 as compared to $832,909 for the year ended December 31, 2012. The year over year increase in cost of revenues of $12,541,760 is primarily a result of the purchase of Unified Payments, LLC ($12,055,118) and a full year of operations of TOT Money in 2013 ($539,436).

Operating expenses totaled $50,121,253 for the year ended December 31, 2013, as compared to total operating expenses of $13,992,640 for the year ended December 31, 2012. Total operating expenses for the year ended December 31, 2013 consisted of general and administrative expenses ($28,166,387) or (56% of the operating expenses), provision of loan losses ($7,640,008), goodwill impairment ($11,200,000), intangible assets impairment ($872,354) and depreciation and amortization ($2,242,504). For the year ended December 31, 2012, general and administrative expenses were $12,088,602, or 86% of total operating expenses, during the period. Loan losses for the year ended December 31, 2012 were $1,638,032 and depreciation and amortization was $266,006. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $28,166,387 for the year ended December 31, 2013 as compared to $12,088,602 for the year ended December 31, 2012. General and administrative expenses for the years ended December 31, 2013 and 2012 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Year Ended December 31, 2013	Year Ended December 31, 2012 (as restated)	Increase / (Decrease)
Non-cash compensation expense	$16,549,820	$6,240,196	$10,309,624
Salaries, benefits, taxes and contractor payments	4,331,580	2,985,007	1,346,573
Professional fees	4,003,850	2,170,379	1,833,471
Other expenses	3,281,137	693,020	2,588,117
Totals	$28,166,387	$12,088,602	$16,077,785

Non-cash compensation expense from subscription agreements and share-based compensation was $16,549,820 for the year ended December 31, 2013 compared to $6,240,196 for the year ended December 31, 2012. The non-cash compensation expenses were higher for the year ended December 31, 2013 primarily due to the value of stock issued to employees pursuant to the acquisition of the 10% minority interest in TOT Group, Inc. (see Note 4 to the accompanying notes consolidated financial statements).

Salaries, benefits, taxes and contractor payments were $4,331,580 for the year ended December 31, 2013 as compared to $2,985,007 for year ended December 31, 2012, representing an increase of $1,346,573 as follows:

Group	Salaries and Benefits for the Year Ended December 31, 2013	Salaries and Benefits for the Year Ended December 31, 2012 (As restated)	Variance Increase / (Decrease)
Net Element, Inc (Corporate)	$921,138	$1,370,535	$(449,397)
Yapik	-	109,723	(109,723)
NetLabs (Engineering)	926,301	1,096,211	(169,910)
Aptito	44,524	-	44,524
Music	203,644	224,802	(21,158)
TOT Payments	1,128,078	-	1,128,078
TOT Money	543,907	91,534	452,373
Net Element Russia	563,988	92,202	471,786
Total	$4,331,580	$2,985,007	$1,346,573

The primary reason for the increase are the salaries of TOT Payments, in the amount of $1,128,078 which was not part of the consolidated group in 2012 and Net Element Russia and TOT Money attributable to a full twelve months of operations in 2013. These were offset by decreases in Net Element (Corp) ($449,397), Yapik ($109,723) and Net Labs ($169,910) due to scaling back of operations and cost cutting.

Professional fees were $4,003,850 for the year ended December 31, 2013 as compared to $2,170,379 the year ended December 31, 2012, representing an increase of $1,833,471 as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012 (as restated)	Variance Increase / (Decrease)
	2013	2012 (as restated)
General Legal	$746,490	$265,189	$481,301
SEC Compliance Legal Fees	401,143	784,684	(383,541)
Accounting and Auditing	1,125,486	462,836	662,650
Tax Compliance and Planning	71,400	3,800	67,600
IT & Call Center Services	797,262	-	797,262
Consulting	862,069	653,870	208,199
Total	$4,003,850	$2,170,379	$1,833,471

The most significant increases in professional fees were attributable to general legal fees ($481,301), accounting / auditing fees ($662,650) and IT & Call Center Services ($797,262). General legal expenses increased $481,301 during the year ended December 31, 2013 versus the year ended December 31, 2012 due to the use of additional outside legal counsel to assist in the reorganization of the Company after its merger transaction with Net Element. Accounting and auditing fees were $662,650 higher as the Company changed auditors from a local firm to a national firm and there was additional work related to the merger and acquisitions and deconsolidation. IT & Call Center Services were used by TOT Money to assist in their mobile payment processing operations.

Other expenses were $3,281,137 for the year ended December 31, 2013 as compared to $693,020 in other expenses for the year ended December 31, 2012, representing an increase of $2,588,117. Other expenses for the year ended December 31, 2013 was primarily attributed to acquisition of TOT Payments in 2013.

We recorded a provision for bad debts and unrecoverable advances of $7,640,008 for the year ended December 31, 2013, which is primarily comprised of $4,528,759 in loss provision for advances to aggregators, $1,834,302 in loss provision for notes receivable and $703,768 from reserving revenue and costs related to the First Data lawsuit (See Note 14 of the accompanying notes to Consolidated Financial Statements and Liquidity and Capital Resources below) and $423,179 from net ACH rejects in the normal course of operations. We had $1,638,032 for bad debts and unrecoverable advances for the year ended December 31, 2012.

During the year ended December 31, 2013 the Company recognized $11,200,000 of non-cash, goodwill impairment losses relating to the goodwill from the Unified Payments acquisition. In connection with that acquisition, the Company recorded goodwill of approximately $17 million. As part of its financial statement closing processes, as well as the Company’s review of its valuation of the Unified Payments business combination, the Company determined that the reported goodwill of its TOT Payments reporting unit was impaired at December 31, 2013.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of merchant portfolios, client acquisition costs, IP software, intellectual property and employee non-compete agreements.  Depreciation and amortization expense was $2,242,504 for the year ended December 31, 2013 as compared with $266,006 for the year ended December 31, 2012.  The $1,976,498 increase in depreciation and amortization expense was primarily due to $1,799,225 of merchant portfolio amortization and $85,769 of amortization of client acquisition costs.

Total interest expense, net for the year ended December 31, 2013 amounted to $2,979,102 versus $370,568 of interest income, net for the year ended December 31, 2012. The increase in interest expense, net was primarily due to TOT Group’s assumption of $20.6 million of indebtedness in connection with its acquisition of the business operations of Unified Payments, which resulted in interest expense of $2,137,852 the year ended December 31, 2013. This includes $942,961 of interest expense on notes payables that had a total balance of $9,865,889 at December 31, 2013 and $1,194,891 of interest for the loan payable to Georgia Notes, LLC of $11,098,066 at December 31, 2013 (see Note 12 of the accompanying Notes to Consolidated Financial Statements). Interest expense for the year ended December 31, 2013 also includes $819,214 of interest on a factoring line that TOT Money has with Alfa Bank.

Interest income, net for the year ended December 31, 2012 was $370,568, which primarily was composed of interest income from TOT Money loan to RM Invest.

The company recognized the Intangible assets impairment in the amount of $872,354. This is due to the write off of the First Data Portfolio. The First Data portfolio was written off entirely at December 31, 2013 since the lawsuit to regain the portfolio was dismissed in early 2014

The net loss attributable to noncontrolling interests amounted to $1,129,319 for the year ending December 31, 2013 as compared to $133,360 year ending December 31, 2012. The $1,204,059 was primarily attributed to TOT Group. The noncontrolling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Since our inception, we have incurred significant operating losses. We incurred net losses totaling $48.3 million and $16.4 million for the years ended December 31, 2013 and 2012, respectively. We had negative cash flows from operating activities of $10.8 million for the year ended December 31, 2013 and an accumulated deficit of $119 million at December 31, 2013. We had negative working capital of $8.0 million at December 31, 2013, and our current assets at December 31, 2013 included $10.6 million of accounts receivable, and $1.1 million of advances to aggregators. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See also “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

The Company’s total assets at December 31, 2013 were $22,508,725 compared to $28,378,634 at December 31, 2012. The year over year change in total assets is primarily attributable to the significant decreases in the Company’s cash used to support operations and reductions in notes receivable and advances to aggregators as of December 31, 2013 compared to December 31, 2012.

At December 31, 2013, we had total current assets of $12,689,171 including $126,319 of cash, $10,619,289 of accounts receivable, $1,109,538 of advances to aggregators and $834,025 of prepaid expenses and other assets. At December 31, 2012, we had total current assets of $28,005,205 including $3,546,787 of cash, $2,056,821 of restricted cash (consisting of approximately $1.8 million deposited in a segregated bank account pursuant to our credit facility with Alfa-Bank, and $250,000 in a certificate of deposit that was liquidated in February 2013), $6,088,934 in net notes receivable, $10,855,175 of accounts receivable, $4,777,033 in advances to aggregators and $487,995 of prepaid expenses and other assets.

The Company is currently negotiating an $11.2 million convertible note with Cayman Invest, SA. The draft terms of the agreement call for a zero interest rate and in the event of default an interest rate of 12%, maturity date of March 31, 2015 and certain conversion features. The automatic conversion feature provides for 15% of fully diluted shares to be issued upon the Company raising $10 million in qualified financing from a third party. Cayman Invest, SA can also convert, at their sole discretion, under the same terms at any time. Although the terms and agreement have not been fully agreed to, Cayman Invest, SA has advanced $6,180,000 between January 1 and April 15, 2014 in anticipation of the signing of the convertible loan agreement.

As of the date this Report was filed with the Commission, management expects that our proceeds from note with Cayman Invest, SA and cash flows from operations will not be sufficient to fully execute our business plan through 2014. We expect to have a significant increase in our capital requirements during the 2014 fiscal year due to our expanding of transactional processing operations, and due to our cash needs to service our debt. The Company requires an estimated $10 million of additional funding in order to continue its organic growth and purchase recurring revenues currently payable to its sales agents, (for additional information, see Note 3 to the accompanying Notes to Consolidated Financial Statements).

We currently believe that we will require an additional $10 million to purchase recurring revenues currently payable to our sales agents and fund working capital requirements as discussed in previous paragraph, in financing to continue operations as currently conducted, to continue the operations of Unified Payments’ and our combined transaction processing businesses and to pay for other currently anticipated capital expenditures over the next 12 months. We have historically been dependent upon our directors and majority stockholders (including entities directly or indirectly controlled by them), and/or other affiliates of the Company, to fund our operations and we are exploring additional sources of financing in order to meet our financial requirements. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Operating activities used $10.8 million of cash for the year ended December 31, 2013, compared to $25.2 million of cash for the year ended December 31, 2012. The net loss for the year ended December 31, 2013 was $48.3 million, which included $11.2 million of goodwill impairment from the Unified acquisition, $0.9 million of intangible impairment, $16.5 million of non-cash compensation expense relating to equity issued for various services, $2.2 million in depreciation and amortization and $7.6 million of provision for bad debts mainly related to loss provision for advances to aggregators. Additional sources of operating cash included $2.0 decrease in prepaid expenses and other assets, a $2.7 increase in accounts payable and accrued expenses. The majority of the cash used in operating activities went to fund our net loss. Additionally, there was an increase of $3.3 million in advances to aggregators and an increase in accounts receivable of $0.6 million.

Investing activities provided $4.1 million of cash for the year ended December 31, 2013, compared to using $7.4 million of cash for the year ended December 31, 2012. The increase in cash provided by investing activities in the year ended December 31, 2013 was primarily attributable to $4.9 million of collections from net notes receivable. Net cash used in investing activities included $0.4 million for the acquisition of intangible assets and $0.5 million for the acquisition of Aptito. We did not have any collections from net notes receivable or acquisition activity for the year ended December 31, 2012.

Financing activities provided $3.1 million of cash during the year ended December 31, 2013, compared to providing $35.8 million of cash during the year ended December 31, 2012. The decrease in cash provided by financing activities during the year ended December 31, 2013 is primarily attributable to activity for the year ended December 31, 2012 that did not occur during the year ended December 31, 2013. The 2012 activities included $25.7 million of cash received from the Cazador merger, $9.4 million of borrowings from financial institutions and $4.1 million of proceeds from subscription agreements for shares and warrants issued offset by $1.3 million use of cash to repay related parties. The activity for the year ended December 31, 2013 consisted of a $2.0 million source of cash from the elimination of restricted cash created in 2012 and $2.0 million from K1 Holdings note payable proceeds offset by $0.5 million use of cash to repurchase shares and $0.3 million repayment of borrowings. The changes in restricted cash were due to the establishment of Alfa Bank credit facility in 2012 and repayment of same during the year ended December 31, 2013.

The Company often deals with transactions in foreign currencies, such as Russian Rubles. The effect of exchanges rate changes on cash amounted to $0.1 million

At September 30, 2012, the Company (then known as Cazador Acquisition Corporation Ltd.) had $46,165,000 of restricted cash held in trust. In connection with our merger with Net Element, those public shareholders who voted against the Merger and duly exercised their shareholder redemption rights were able to redeem their ordinary shares for approximately $10.036 per share, representing the pro rata share of the aggregate amount then on deposit in the Company’s trust account. The public shareholders redeemed 1,956,645 ordinary shares for a total amount of approximately $19.6 million. After shareholder redemptions of approximately $19.6 million, transaction expenses of approximately $1.6 million and repaying certain related party debt totaling approximately $13 million, the Company received approximately $12 million of cash proceeds from the trust account.

On August 17, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed under the Credit Agreement is 3.55% per annum. Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 20, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. As of December 31, 2012, the Company had restricted cash pursuant the Credit Agreement of $1.8 million. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. The balance of this loan was 53,900,000 rubles (approximately $1.6 million in U.S. dollars) at December 31, 2012.

On September 28, 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, TOT Money agreed to assign to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars) provided by Alfa-Bank to TOT Money. On January 14, 2013, the agreement was amended to increase the maximum aggregate amount of financing available under the factoring agreement by 100 million Russian rubles (approximately $3.3 million in U.S. dollars) to 400 million Russian rubles (approximately $13.1 million in U.S. dollars). The term of the agreement is from September 28, 2012 until May 20, 2014 Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles to 100 Russian rubles per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the Agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. The balance of the factoring agreement was 276,789,747 rubles (approximately $8.46 million U.S. dollars) at December 31, 2013 and 232,723,216 rubles (approximately $7.11 million in U.S. dollars) at December 31, 2012.

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

On June 26, 2012, Net Element’s subsidiary, Net Element Russia, entered into a Loan Agreement with Green Venture Group, LLC, pursuant to which Net Element Russia was loaned 150 million Russian rubles (approximately $4.9 million in U.S. dollars). The loan was intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement was 8.15% per annum and outstanding principal and interest was due on or before November 1, 2012. Green Venture Group, LLC is owned and controlled by Mike Zoi. The funding under this loan agreement was received July 20, 2012. On October 2, 2012, the loan with Green Venture Group, LLC was assigned to the Company and simultaneously repaid in full with the exception of $301,966 balance at December 31, 2013 reflected in due to related parties in the accompanying balance sheet.

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

In connection with its acquisition of the business assets of Unified Payments on April 16, 2013, the Company assumed several long-term debt obligations with an aggregate outstanding amount of $20.6 million. Such long-term debt includes notes that currently bear interest at rates ranging from 9.75% to 15.635% and has maturity dates ranging from October 2014 until January 2016. In addition, pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon will be converted into a 8% interest only loan (interest compounding annually with a balloon payment due on January 1, 2017) and, upon such conversion, such loan will be assumed by a subsidiary of TOT Group. This convertible preferred membership interest is classified as long term debt with a balance of $11,098,066 in the accompanying consolidated balance sheets. For additional information, see Notes 4 and 12 of the accompanying notes to unaudited condensed consolidated financial statements.

On April 7, 2014 the Company paid off and satisfied its debts with RBL Capital corp., which consisted of two notes: one note with a remaining principal balance of $1,416,926 as March 31, 2014 and one note with a principal balance of $934,030 as of March 31, 2014.

The note with the principal balance of $1,416,926 provided for the payoff of restructuring interest accrued in the amount of $92,239. The loan pay off also provided for pro rata interest in the amount of $16,020 and a prepayment premium in the amount of $42,508, which was also charge to interest expense. The total payoff for this note amounted to $1,567,693. The note required monthly payments of $77,560 in principal and interest at %15.636, plus an additional 5% in restructuring interest, to be accrued from January, 2013 through March 2015 to total $106,856.

The note with the principal balance of $934,030 provided for the payoff of restructuring interest accrued in the amount of $90,615. The loan payoff also provided for pro rata interest in the amount of $9,505 and had not prepayment premium. The total payoff of this note amounted to $1,034,150. The note required monthly payments of $84,584.07 in principal and interest plus an additional 5% restructuring interest, to be accrued from January, 2013 through March 2015 to total $116,533.

On September 4, 2013, the Company entered into a letter agreement, dated as of August 28, 2013, with Oleg Firer, Steven Wolberg, Georgia Notes 18 LLC and Vladimir Sadovskiy, pursuant to which the Company agreed, subject to approval of the Company's shareholders, to issue such number of shares of Common Stock of the Company equal to 10% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares in exchange for the Company's acquisition of the outstanding 10% minority interest in the Company's 90%-owned subsidiary, TOT Group, Inc. Pursuant to this agreement, the Company is obligated to issue to Mr. Firer (who is Chief Executive Officer and a director of the Company) 4.5% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 2% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares. . Shareholders approved this letter agreement on December 5, 2013.

On September 25, 2013, the Company entered into a Contribution Agreement with T1T Lab, LLC, a Florida limited liability company ("T1T Lab"), and T1T Group, LLC, a Delaware limited liability company, pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the "Disposed Subsidiaries"). The Disposed Subsidiaries constitute all of the Company's interests in online media businesses and operations (referred to herein collectively as the Company's "entertainment assets"). Pursuant to the Contribution Agreement, the Company contributed to T1T Lab all of its membership and participation interests in the Disposed Subsidiaries and agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000, a portion of which may be paid in the form of future services provided by the Company. In exchange for such contributions, the Company was issued a 10% membership interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K 1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable by the Disposed Subsidiaries to the Company, on the one hand, and by the Company to the Disposed Subsidiaries, on the other hand, were forgiven by the Company and T1T Lab (as applicable). Total intercompany loans forgiven by the Company, net of the total intercompany loans forgiven by the Disposed Subsidiaries, was $9,254,725. The remaining 90% membership interest in T1T Lab is owned by T1T Group, LLC, which is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi).

On December 5, 2013, the Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the "2013 Plan"). The purpose of the 2013 Plan is to encourage and enable employees, independent contractors and directors of the Company and its subsidiaries to acquire a proprietary interest in the Company through the ownership of the Company's Common Stock and other rights with respect to the Company's Common Stock. Such ownership is intended to provide such employees, independent contractors and directors with a more direct stake in the future welfare of the Company. It is also expected that the 2013 Plan will encourage qualified persons to seek and accept employment with the Company and its subsidiaries and to become and remain directors of the Company. Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"); (ii) non-qualified stock options ("Non-Qualified Stock Options") (unless otherwise indicated, references to "Options" include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights ("Stock Appreciation Rights"), which may be awarded either in tandem with Options ("Tandem Stock Appreciation Rights") or on a stand-alone basis ("Nontandem Stock Appreciation Rights"); (iv) shares of Common Stock that are restricted ("Restricted Shares"); (v) units representing shares of Common Stock ("Performance Shares"); (vi) units that do not represent shares of Common Stock but which may be paid in the form of Common Stock ("Performance Units"); and (vii) shares of Common Stock that are not subject to any conditions to vesting ("Unrestricted Shares"). The maximum aggregate number of shares of Common Stock available for award under the 2013 Plan is 5,630,000, subject to adjustment as provided for in the 2013 Plan. Shares of Common Stock issued pursuant to the 2013 Plan may be either authorized but unissued shares or issued shares reacquired by the Company. In the event that prior to the end of the period during which Options may be granted under the 2013 Plan, any Option or any Nontandem Stock Appreciation Right under the 2013 Plan expires unexercised or is terminated, surrendered or cancelled (other than in connection with the exercise of Stock Appreciation Rights) without being exercised in whole or in part for any reason, or any Restricted Shares, Performance Shares or Performance Units are forfeited, or if such awards are settled in cash in lieu of shares of Common Stock, then such shares will be available for subsequent awards under the 2013 Plan. The 2013 Plan will be administered by the compensation committee. The compensation committee will have the power and authority to, among other things: (i) grant Options and determine the purchase price of the Common Stock covered by each Option, the term of each Option, the number of shares of Common Stock to be covered by each Option and any performance objectives or vesting standards applicable to each Option; (ii) designate Options as Incentive Stock Options or Non-Qualified Stock Options and determine which Options, if any, will be accompanied by Tandem Stock Appreciation Rights; (iii) grant Tandem Stock Appreciation Rights and Nontandem Stock Appreciation Rights and determine the terms and conditions of such rights; (iv) grant Restricted Shares and determine the terms of the restricted period and other conditions and restrictions applicable to such shares; (v) grant Performance Shares and Performance Units and determine the performance objectives, performance periods and other conditions applicable to such shares or units; (vi) grant Unrestricted Shares; and (vii) determine the employees, independent contractors and directors to whom, and the time or times at which, Options, Stock Appreciation Rights, Restricted Shares, Performance Shares, Performance Units and Unrestricted Shares will be granted. Awards may be made to all employees, independent contractors (including persons other than individuals) and directors of the Company or any of its subsidiaries. In determining the employees, independent contractors and directors to whom awards will be granted and the number to be covered by each award, the compensation committee will take into account the nature of the services rendered by such employees, independent contractors and directors, their present and potential contributions to the success of the Company and its subsidiaries and such other factors as the compensation committee deems relevant.

On December 5, 2013, shareholders approved the issuance of 75,000 shares to Curtis Wolfe. On May 10, 2013, the Company entered into a Settlement, Separation Agreement and General Release (the "Separation Agreement") with Curtis Wolfe. A copy of the Separation Agreement is attached as Appendix "B" hereto. Mr. Wolfe is a former employee and the former Secretary of the Company and he is the Chief Executive Officer and Chairman of our 70%-owned subsidiary, LegalGuru LLC. Mr. Wolfe also owns the remaining 30% interest in LegalGuru LLC through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member). Mr. Wolfe's employment with the Company was effectively terminated as of February 15, 2013 since that is that is the approximate date when Mr. Wolfe discontinued providing services to the Company, although he continued to hold the position of Secretary of the Company until April 10, 2013. Pursuant to the Separation Agreement, the Company agreed, subject to the approval of shareholders at the annual meeting, to issue to Mr. Wolfe 75,000 shares of Common Stock of the Company as severance and compensation for his service as an employee of the Company until February 15, 2013. The Company agreed that Mr. Wolfe would have piggyback registration rights with respect to these shares of Common Stock.

On May 14, 2013, the Company executed and delivered to K 1 Holding Limited (“K1 Holding”) a promissory note, dated May 13, 2013, in the principal amount of $2 million, in connection with a loan in such amount made by K1 Holding to the Company. Proceeds from the loan are required to be used for general business purposes of the Company. Since there is no interest stated on this note, the Company used the effective interest method to calculate imputed interest at an effective rate of 13.25%. The Company recognized a discount on the loan of $463,358, resulting in an initial present value of $1,536,642. This discount will be amortized over the life of the loan as interest expense.  K1 Holding is an affiliate of Igor Yakovlevich Krutoy. Mr. Krutoy, through K1 Holding, owns a 33 % interest in the Company’s former subsidiary OOO Music1. At the time the K1 Note was entered into by the Company and the related loan made by K1 Holding to the Company, the Company was negotiating a letter agreement dated May 13, 2013 with TGR Capital, LLC and K1 Holding. The draft of that letter agreement at that time provided that, as a condition to K1 Holding making the foregoing loan to the Company and to K1 Holding entering into an agreement to provide certain business development consulting services to the Company, (i) the Company would issue to K1 Holding a number of restricted shares of common stock of the Company equal to 2% of the total issued and outstanding shares of common stock of the Company at the time of issuance and (ii) TGR Capital, LLC would transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding’s and Mr. Krutoy’s aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer. TGR Capital, LLC is an affiliate of Mike Zoi. The foregoing letter agreement was not finalized nor entered into by the parties at that time.

On September 25, 2013, the K1 Note was assumed by T1T Lab in connection with divesture of entertainment assets on that date.  At that time, the parties continued negotiating that letter agreement and agreed in principal that, pursuant to that letter agreement, (i) the Company would issue to K1 Holding a number of restricted shares of common stock of the Company equal to 4% (instead of 2% as initially contemplated) of the total issued and outstanding shares of common stock of the Company at the time of issuance and (ii) TGR Capital, LLC would transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding's and Mr. Krutoy's aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer (decreasing the amount of shares required to be transferred by TGR Capital, LLC to K1 Holding from 8% to 6% of the total issued and outstanding shares of common stock of the Company).

On December 5, 2013, the Company entered into (i) a letter agreement (the "K1 Agreement") with TGR Capital, LLC and K 1 Holding and (ii) a Services Agreement with K1 Holding (the "Services Agreement"). The K1 Agreement requires the Company to issue to K1 Holding a number of restricted shares of common stock of the Company equal to 4% of the total issued and outstanding shares of common stock of the Company at the time of issuance. Mr. Krutoy, through K1 Holding, owns a 33% equity interest in MUSIC 1 LLC (a/k/a OOO Music1), a former subsidiary of the Company. Further, the K1 Agreement requires TGR Capital, LLC to transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding's and Mr. Krutoy's aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer. The issuance and transfer of such shares of common stock to K1 Holding is consideration for the services to be provided pursuant to the Services Agreement (as described below) and for making a $2 million loan to the Company that was made on May 14, 2013 (the related promissory note was subsequently assumed by T1T Lab, LLC in connection with the Company's disposition of its online media subsidiaries to T1T Lab, LLC on September 25, 2013). T1T Lab, LLC is an affiliate of Mike Zoi. The issuance by the Company of any shares of its common stock to K1 Holding pursuant to the K1 Agreement was approved by the Company’s shareholders at the 2013 annual meeting of shareholders of the Company. The Services Agreement provides that K1 Holding will provide investor relations services for the Company and its affiliates outside the United States and that K1 Holding will assist the Company and its affiliates with future negotiations and maintaining their relationship with Mobile TeleSystems OJSC, MegaFon OJSC, OJSC VimpelCom (a/k/a Beeline) and their respective affiliates (collectively, the "Mobile Carriers"). The Company's subsidiary, TOT Money, has agreements to provide mobile payment processing services for electronic payments using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) initiated by the mobile phone subscribers of each of the Mobile Carriers in Russia. The term of the Services Agreement expires on December 5, 2015.

Off-balance sheet arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firms set forth on pages F-2 through F-6 are filed as part of this Report and incorporated herein by reference.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013.

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

Control Environment

•	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2013. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

•	Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2013. Although we believe that we have established appropriate transaction approval criteria, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions.

•	New Executive Management Team Members: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. We established an audit committee as of December 31, 2013; however, due to changes in both executive management and the composition of Company subsidiaries, there has been insufficient time to establish adequate Best of Practice procedures. These changes in directors, executive management and the composition of subsidiaries occurred as of April 16, 2013 in connection with the Company’s merger with Unified Payments. An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance.

•	Advances to Aggregators: We do not maintain appropriate control surrounding the billing and advances to aggregators in our TOT Money Russian operation. As a result, we are migrating our billing system from SDSP Group to TOT Platform, our proprietary system. We are currently engaged in litigation with RM Invest; as such RM Invest is not providing any further support or assisting us with retrieval of information from the current billing system.

Control Activities

•	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, or being inadequate documentation, and lack of financial resources.

Information and Communication

•	Adequacy of Financial Information: We concluded that our internal controls were not effective as of December 31, 2013 due to the lack of general computer controls surrounding the billing and financial reporting system in one of our Russian subsidiaries. However, management believes that, given the size and scope of our business, all material information was communicated to management within a time frame that was adequate for management to make informed business and reporting decisions.

Monitoring

•	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a consistent basis. Management intends to continue focusing its remediation efforts in the near term on designing revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also is committed to taking further action and implementing enhancements or improvements as resources permit. We recognize that, due to the size and early stage of development of our business, implementation of additional measures may take considerable time. Management intends to migrate to a new billing system during 2014 so the general computer controls surrounding its foreign subsidiaries’ billing and financial reporting systems inadequacies are largely remediated.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During 2013, the Company entered into several Amendments to its Lease Agreement for the former corporate headquarters office space in Miami Florida (See Note 13 for the Lease Agreement of the new corporate headquarters office space in North Miami Beach), extending the term of the lease agreement until June 30, 2013. The Lease Agreement provided a base rent per month of $16,808 from January 2013 to May 2013 and $9,050 for June 2013.

Effective as of April 10, 2013, Curtis Wolfe’s position as Secretary of the Company was terminated.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The directors and executive officers of the Company and their respective ages, and positions with the Company and certain business experience as of March 31, 2014 are set forth below. Mike Zoi’s niece is married to Dmitry Kozko. Except for the relationship between Messrs. Zoi and Kozko, there are no family relationships among any of the directors or executive officers.

Name	Age	Position
Oleg Firer	36	Chief Executive Officer & Director
Dmitry Kozko	29	President & Director (resigned as President and Director January 31, 2014)
Tim Greenfield	42	President Mobile Commerce and Payment Processing
Steven Wolberg	53	Chief Legal Officer & Secretary
Jonathan New	53	Chief Financial Officer
Ivan Onuchin	37	Chief Technology Officer (resigned January 31, 2014)
Kenges Rakishev	34	Chairman
Mike Zoi	47	Director
David P. Kelley II	56	Director
James Caan	73	Director
Felix Vulis	58	Director

Each of our directors will hold office until our next annual meeting of stockholders at which directors are elected or until his successor is duly elected and qualified. Executive officers serve at the discretion of the Board of Directors.

Oleg Firer, Chief Executive Officer and Director. Mr. Firer has served as Chief Executive Officer and a director of the Company since April 16, 2013. Previously, Mr. Firer served as Executive Chairman of Unified Payments, LLC from January 2011 until its acquisition by the Company's subsidiary, TOT Group, Inc., on April 16, 2013. From July 2004 until December 2012, Mr. Firer served as President, Chief Executive Officer and Secretary (and from May 2006 until December 2012 as Treasurer and from May 2008 until December 2012 as Chief Financial Officer) of Acies Corporation, a provider of payment processing solutions to small and medium size merchants across the United States. Mr. Firer also served as a director of Acies Corporation from May 2005 until December 2012. Mr. Firer served as the President of GM Merchant Solution, Inc. (from August 2002) and Managing Partner of GMS Worldwide, LLC (from August 2003) until their assets were acquired by Acies Corporation in June 2004. From November 2002 to December 2003, Mr. Firer served as the Chief Operating Officer of Digital Wireless Universe, Inc. From December 2001 to November 2002, Mr. Firer served as the Managing Partner of CELLCELLCELL, LLC. From March 1998 to December 2001, Mr. Firer served as Vice President of SpeedUS Corp. Mr. Firer studied Computer Science at New York Technical College from 1993 to 1995. The Company believes that Mr. Firer's leadership roles in various payment processing companies makes him qualified to serve as a director of the Company.

Dmitry Kozko, President and Director (resigned February 15, 2013) . Mr. Kozko was President and a director of the Company from October 2, 2012 to February 15, 2014. Mr. Kozko was Executive Vice President of Business Development of the Company’s predecessor, Net Element, from December 2010 until October 2, 2012 and a director of Net Element from October 24, 2011 until October 2, 2012. Mr. Kozko co-founded the Company’s subsidiary, Openfilm, LLC, in 2007 and was Chief Executive Officer of Openfilm from 2009 until October 2, 2012. From 2007 until 2009, Mr. Kozko was Chief Marketing Officer of Openfilm. During his tenure with Openfilm, Mr. Kozko was responsible for marketing and sales initiatives, business development, overseeing technological development and capital raising.

Tim Greenfield, President Mobile Commerce and Payment Processing. Mr. Greenfield, serves as President of Mobile Commerce and Payment Processing for Net Element with responsibility for driving innovation in the company and managing the U.S. processing business.  Prior to joining Net Element Mr. Greenfield was President of Gold Mobile, an early stage mobile firm that offered a mobile wallet solution, customer relationship management (CRM), mobile apps and mobile couponing products.  From 2007 to 2009, Mr. Greenfield was Chief Operating Officer of Easco Manufacturing, Inc. Mr. Greenfield co-founded and, from 2002 to 2007, was managing partner of GDC Investments, LLC, a private equity firm focused on acquiring, operating and exiting small and medium sized businesses. From 1998 to 2002, Mr. Greenfield was Engagement Manager at McKinsey & Company, Inc., where he consulted on a wide range of strategic and global projects for Fortune 100 clients across a wide range of industries including the automotive industry, retail, e-commerce, food and beverage, cable and private equity. Mr. Greenfield holds a Master of Business Administration from the Kellogg Graduate School of Management at Northwestern University, a Master of Manufacturing Engineering from the McCormick School of Engineering at Northwestern University and a Bachelor of Science in Mechanical Engineering from the University of Michigan.

Steven Wolberg, Chief Legal Officer and Secretary. Mr. Wolberg has been Chief Legal Officer and Secretary of the Company since April 16, 2013. Previously, Mr. Wolberg served in various capacities with Acies Corporation from approximately January 2009 until December 2012, including as a consultant from approximately January 2009 until October 2009, as a director from October 30, 2009 until December 2012 and as Chief Strategy Officer from March 1, 2010 until December 2012. Mr. Wolberg currently operates a solo law practice in Newton, Massachusetts, Attorney Steven Wolberg, which he has operated since January 1997. Mr. Wolberg served as Chief Counsel and Vice President of Corporate Development for Mascot Networks in Cambridge, Massachusetts from January 2000 to September 2001. Since September 1996, Mr. Wolberg has served as president of Oakland Properties, Inc., a real estate development company. From February 1993 to December 1994, Mr. Wolberg served as an attorney in the real estate and corporate divisions of Brown and Rudnick in Boston, Massachusetts. From March 1988 to November 1991, Mr. Wolberg was a partner with the law firm of Jordaan and Wolberg in Johannesburg, South Africa. From January 1986 to February 1988, Mr. Wolberg was employed as an attorney with Goodman and North in Johannesburg, South Africa. Mr. Wolberg also currently owns and serves as the Managing Member of Prime Portfolios, LLC, which holds a private investment portfolio of payment processing companies. Mr. Wolberg received his Bachelor of Arts from the University of Witwatersrand in Johannesburg, South Africa, his Bachelors of Laws from the University of Witwatersrand, in Johannesburg, South Africa, and his Juris Doctorate from the New England School of Law in Boston, Massachusetts. Mr. Wolberg is a member of the Massachusetts Bar Association.

Jonathan New, Chief Financial Officer. Mr. New has been Chief Financial Officer of the Company since October 2, 2012. Mr. New was Chief Financial Officer of the Company’s predecessor, Net Element, from March 10, 2008 until October 2, 2012. From 2001 to 2003, Mr. New was Chief Operating Officer of Ener1, Inc. From 2004 until it was sold in 2006, Mr. New owned and operated Wholesale Salon Furniture Corp.com, which imported and distributed salon equipment. Thereafter, until joining Net Element, Mr. New provided services to public companies on a variety of corporate accounting, reporting and audit related issues. Prior to joining Ener1, Inc. in 2001, Mr. New held finance manager and chief financial officer positions with companies including Häagen-Dazs, Virtacon (a web development company), RAI Credit Corporation (private label credit card company) and Prudential of Florida. Mr. New obtained his BS in Accounting from Florida State University and began his career with Accenture. He is a member of the Florida Institute of Certified Public Accountants and the American Institute of Certified Public Accountants.

Ivan Onuchin, Chief Technology Officer (resigned January 31, 2014). Mr. Onuchin was Chief Technology Officer of the Company from October 2, 2012 to January 31, 2014. Mr. Onuchin joined the Company’s predecessor, Net Element, on November 1, 2010 and was Chief Technology Officer of Net Element and its subsidiaries from December 14, 2010 until October 2, 2012. From December 2008 through October 2010, Mr. Onuchin was employed with EdgeTech, Inc., an underwater imaging company, as a software engineer responsible for the creation of architecture and software development for a new generation of products for managing advanced underwater sonar imaging systems. From September 2005 until December 2008, Mr. Onuchin was Chief Technology Officer of Helpful Technologies, Inc. and its subsidiaries, a Florida-based software development company providing products that simplify access and navigation to the Internet. Mr. Onuchin’s responsibilities for Helpful Technologies, Inc. included development of break-through technologies allowing users to navigate on the Internet without launching a browser. From February 2004 through June 2005, Mr. Onuchin was the Chief Technology Officer of Splinex Technology, Inc., a predecessor of Net Element, which was involved in the development of advanced technologies in the three-dimensional computer graphics industry. Throughout his career, Mr. Onuchin was responsible for the creation of proprietary intellectual property portfolios and managed local and outsourced teams of software developers. Mr. Onuchin has a post-graduate degree from the Russian Academy of Science, where he has also taught classes in advanced mathematics. Mr. Onuchin has also taught at Ural State Technical University and Ural State University.

Kenges Rakishev, Chairman. Mr. Rakishev has been a director of the Company and Chairman of the Company’s Board of Directors since October 2, 2012. Mr. Rakishev served as a director of the Company’s predecessor, Net Element, from April 23, 2012 until October 2, 2012. Mr. Rakishev has been Chairman of SAT & Company JSC since November 2008. Since August 2011, he has been a non-executive director and Chairman of SAT & Co Netherlands N.V. and, since September 2011, Mr. Rakishev has been a director of SatFerro Limited. Since December 2010, Mr. Rakishev has been a Chairman of several companies including: Jinsheng SAT (Tianjin) Commercial and Trading Co., Ltd.; Ulanhot Jinyuanda Heavy Chemical Industry Co., Ltd; Baicheng Jinsheng Nickel Industry Co., Ltd.; and Taonan City Jinsheng Metallurgical Products Co. From October 2004 through the present Mr. Rakishev has served as a Vice-President of the Union of Chambers of Commerce of the Republic of Kazakhstan. Since 2010, Mr. Rakishev has been the Vice-President of The Boxing Association of Republic of Kazakhstan and, since 2011, he has been the Vice-President of Asian Boxing Confederation. Mr. Rakishev holds a B.A. (Law) from the Kazakh State Law Academy and a B.A (International Economics) from the Kazakh Economic University. Mr. Rakishev also has a AMP Diploma from Oxford University. We believe that Mr. Rakishev’s international business leadership and relationships, combined with his extensive knowledge and unique perspectives of global business opportunities, qualifies him to serve as a director of the Company.

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

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all directors, officers and employees of the Company, including our principal executive officer and our principal financial and accounting officer. A copy of our Code of Ethics and Business Conduct has been posted to the “Corporate Governance” section of our Internet website at http://www.netelement.com. We will provide a copy of our Code of Ethics and Business Conduct to any person without charge, upon written request to the Company’s Chief Financial Officer, 3363 NE 163rd Street, Suite 705, North Miami Beach, FL 33160, fax number (305) 358-7876, e-mail address investors@netelement.com.

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

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Mike Zoi, Director and 10% owner	1	4	0
Oleg Firer, Chief Executive Officer & Director	1	0	0
Steven Wolberg, Chief Legal Officer and Secretary	1	0	0
Jonathan New, Chief Financial Officer	1	4	0
Dmitry Kozko, former President & former Director	1	1	0

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2013 and 2012 with respect to all compensation paid to or earned by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year. We refer to these individuals as the “named executive officers.”

				Stock	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)	Compensation ($)	Total ($)
Oleg Firer, Chief	2013	$170,125	$212,500	$-	$-	$57,521	$440,146
Executive Officer of Net Element	2012	$-	$-	$-	$-	$-	$-
Timothy Greenfield, President	2013	$218,333	$25,000	$-	$-	$-	$243,333
of Net Element	2012	$20,000	$-	$-	$-	$-	$20,000
Dmitry Kozko, President	2013	$180,901	$-	$-	$-	$14,148	$195,049
of Net Element	2012	$-	$-	$-	$-	$-	$-
Steven Wolberg, General Counsel and	2013	$114,328	$-	$-	$-	$8,126	$122,454
Secretary of Net Element	2012	$-	$-	$-	$-	$-	$-

The Company did not have any outstanding equity awards as of December 31, 2013. All previously outstanding equity awards of Net Element were exercised or converted, as applicable, immediately prior to the Company’s merger with Net Element.

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

2013 Director Compensation Table

The following table further summarizes the compensation paid to the Company’s directors for service as a director during 2013:

				Non-equity	Non-qualified
				incentive plan	deferred
	Fees earned or		Option awards	compensation	compensation	All other
Director Name	paid in cash ($)	Stock awards ($)	($)	($)	earnings ($)	compensation ($)	Total ($)
Dmitry Kozko	$-	$-	$-	$-	$-	$-	$-
Kenges Rakishev	$22,500	$75,000	$-	$-	$-	$-	$97,500
Mike Zoi	$-	$-	$-	$-	$-	$-	$-
David P. Kelley II	$47,500	$75,000	$-	$-	$-	$-	$122,500
James Caan	$5,000	$75,000	$-	$-	$-	$-	$80,000
Felix Vulis	$5,000	$75,000	$-	$-	$-	$-	$80,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our common stock as of March 31, 2014 by (i) each person who is known to us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Net Element, Inc., 3363 NE 163rd Street, Suite 705, North Miami Beach FL 33160.

Name and address of beneficial owner	Amount and nature of beneficial ownership (number of shares of common stock beneficially owned) (1)		Percent of class (1)
Mike Zoi	15,424,895	(2)	47.8%
Kenges Rakishev 11 Ondasynov Street Almaty Kazakhstan 050051	7,654,085	(3)	23.72%
Francesco Piovanetti City View Plaza Two, Suite 6000 48 Carr 165 Guaynabo, Puerto Rico 00968	4,869,520	(4)	13.5%
Dmitry Kozko	1,243,671	(5)	3.5%
Oleg Firer	1,265,745	(6)	3.5%
Ivan Onuchin	9,852		*
Timothy Greenfield	0		*
Steven Wolberg	562,555	(7)	1.6%
James Caan 2791 Hutton Drive Beverly Hills, CA 90210	155,461	(8)	*
Felix Vulis 147 Lake Merced Hill So. San Francisco, CA 94132	52,917	(9)	*
David P. Kelley II City View Plaza Two, Suite 6000 48 Carr 165 Guaynabo, Puerto Rico 00968	30,250	(10)	*
All directors and executive officers as a group (9 persons)	31,268,951		78.7%

* Less than 1%.

(1)	Applicable percentage ownership is based on 32,273,298 shares of common stock outstanding as of April 1, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of March 24, 2014 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)	All information regarding shares that may be beneficially owned by Mr. Zoi is based on information disclosed in Forms 3 and 4 filed by Mr. Zoi. Represents: (i) 144 shares of common stock held directly by Mr. Zoi; (ii) 4,446,875 shares of common stock held by Enerfund, LLC; (iii) 8,277,094 shares of common stock held by TGR Capital, LLC; (iv) 1,148,438 shares of common stock held by MZ Capital LLC (Delaware); and (v) 1,777,344 shares of common stock held by MTZ Fund, LLC. Mike Zoi shares with each of Enerfund, LLC, TGR Capital, LLC, MZ Capital LLC (Delaware) and MTZ Fund, LLC the power to vote or direct the vote, and to dispose or direct the disposition of, the respective shares of common stock beneficially owned by those entities; less 225,000 shares relating to transfers that are included in the foregoing, but which have not been completed.

(3)	All information regarding shares that may be beneficially owned by Kenges Rakishev is based on information disclosed in a Schedule 13D filed jointly by Mr. Rakishev, Mark Global Corporation and Novatus Holding PTE. Ltd. with the Commission on June 7, 2013. Mr. Rakishev may be deemed to have beneficial ownership of 7,654,085 shares of common stock consisting of (i) 333,334 shares of common stock held directly by Mr. Rakishev, and (ii) 7,320,751 shares of Common Stock held directly by Novatus Holding PTE. Ltd. Mr. Rakishev is the sole shareholder of Novatus Holding PTE. Ltd. In such capacity, Mr. Rakishev exercises voting and investment power over the shares of common stock held by Novatus Holding PTE. Ltd.

(4)	All information regarding shares that may be beneficially owned by Francesco Piovanetti is based on information disclosed in Forms 3 and 4 filed by Mr. Piovanetti with the Commission. Mr. Piovanetti may be deemed to have beneficial ownership of 4,869,520 shares of common stock consisting of: (i) 3,714,000 shares of common stock issuable upon exercise of warrants with an exercise price of $7.50 per share and an expiration date of October 2, 2017, which are held by Arco Group LLC; (ii) 1,150,000 shares of common stock held by Arco Group LLC; (iii) 4,600 shares of common stock held by Bond Street Management LLC; and (iv) 920 shares of common stock held by Arco International Group LLC, a Puerto Rico limited liability company. Mr. Piovanetti has a majority, controlling interest in Arco Group LLC and, consequently, Mr. Piovanetti has voting control, investment discretion and dispositive power over the shares held by Arco Group LLC. Mr. Piovanetti owns 25% of the outstanding equity interests in Bond Street Management LLC and he has voting control, investment discretion and dispositive power over the shares held by Bond Street Management LLC.

(5)	All information regarding shares that may be beneficially owned by Mr. Dmitry Kozko is based on information disclosed in Forms 3 and 4 filed by Mr. Kozko with the Commission. Represents: (i) 517,108 shares of common stock held directly by Mr. Kozko; and (ii) 726,563 shares of common stock held by MZ Capital LLC (Florida). Dmitry Kozko shares with MZ Capital LLC (Florida) the power to vote or direct the vote, and to dispose or direct the disposition of, all of the shares of common stock beneficially owned by MZ Capital LLC (Florida).

(6)	Mr. Firer has a right to receive 1,265,745 shares of common stock from the Company in connection with the acquisition of Unified Payments, but the shares have yet to be issued by the Company.

(7)	Mr. Steven Wolberg has a right to receive 562,555 shares of common stock from the Company, but the shares have yet to be issued by the Company.

(8)	Includes 16,500 shares of common stock that have been earned for serving as a director of the Company, but that yet to be issued by the Company.

(9)	Includes 16,500 shares of common stock that have been earned for serving as a director of the Company, but that yet to be issued by the Company.

(10)	Includes (a) 16,500 shares of common stock that have been earned for serving as a director of the Company, but that yet to be issued by the Company; and (b) 14,000 shares of common stock issuable upon exercise of warrants with an exercise price of $7.50 per share and an expiration date of October 2, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	-0-	5,630,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Commencing on the effective date of our initial public offering, October 14, 2010, through the date of our merger with Net Element, we paid Arco Capital Management LLC (of which our former Chief Executive Officer and director, Francesco Piovanetti, serves as President) a total of $7,500 per month for accounting, legal and operational support, access to support staff, and information technology infrastructure.

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

On June 26, 2012, Net Element’s subsidiary OOO Net Element Russia entered into a Loan Agreement with Green Venture Group, LLC, pursuant to which Net Element Russia was loaned 150 million Russian rubles (approximately $4.9 million in U.S. dollars). The loan was intended to be used by Net Element Russia for working capital and the development of the business of TOT Money. The interest rate under the Loan Agreement was 8.15% per annum and outstanding principal and interest was due on or before November 1, 2012. Green Venture Group, LLC is owned and controlled by Mike Zoi. The funding under this loan agreement was received July 20, 2012. On October 2, 2012, the loan with Green Venture Group, LLC was assigned to the Company and simultaneously repaid in full with the exception of $301,966 balance at December 31, 2012 reflected in the due to related parties in the accompanying balance sheet.

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

On August 17, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed under the Credit Agreement is 3.55% per annum. Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 20, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. As of December 31, 2012, the Company had restricted cash pursuant the Credit Agreement of $1.8 million. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash.

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

On October 24, 2012, we entered into a Management and Consulting Services Agreement with Bond Street Management LLC, pursuant to which Bond Street Management provides certain management and consulting services, as well as other services, to the Company and its subsidiaries, in particular, Net Element Russia, TOT Money, Music1 Russia and Motorsport, LLC. Francesco Piovanetti is Chief Executive Officer and President of Bond Street Management LLC, and a trust of which Mr. Piovanetti is a beneficiary owns a 25% ownership interest in Bond Street Management LLC. Mr. Piovanetti provided services as Chief Executive Officer of the Company pursuant to this Consulting Agreement. Subject to each party’s respective rights to terminate the Consulting Agreement earlier, the initial term of the Consulting Agreement was until December 31, 2013 and it provided for automatic renewal for a one-year term on each anniversary of that date. For the services provided under the Consulting Agreement (including Mr. Piovanetti’s compensation as Chief Executive Officer of the Company), the Company paid Bond Street Management a service fee of $50,000 per month and reimburses Bond Street Management for all of its documented business expenses incurred directly on behalf of the Company. Bond Street Management was also eligible for a discretionary performance based fee, which was to be payable in cash or non-cash equitable compensation at the sole discretion of the independent directors of the Company or by the Company if its chief executive officer is not an employee, officer or affiliate of Bond Street Management. In addition, the Company bore all costs and expenses that are directly attributable to the salaries, bonuses and fringe benefits payable to accounting and operations employees of Bond Street Management to the extent of the accounting, operating and other administrative services provided by Bond Street Management on behalf of the Company. The Company terminated this Consulting Agreement.

From January 2013 to June 2013, Enerfund, LLC, which is wholly-owned by our director and majority stockholder, Mike Zoi, used part of the former corporate headquarters office space in Miami, Florida, and paid a pro-rata amount of the rent in an amount equal to approximately $8,500 per month (or $102,000 per year).

On September 25, 2013, the Company entered into a contribution agreement with T1T Lab and T1T Group, LLC, pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (aka OOO Music1) (collectively, the "Disposed Subsidiaries"). The Disposed Subsidiaries constitute all of the Company's interests in online media businesses and operations (referred to herein collectively as the Company's "entertainment assets"). Pursuant to the contribution agreement, the Company agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000, payable in full or in installments when requested by T1T Lab but in no event later than within the 12-month period after September 25, 2013 (unless such period is mutually extended in writing by the Company and T1T Group, LLC). Subject to T1T Lab's prior written approval, a portion of the Company’s initial capital contribution could have been made in the form of future services provided by the Company, with the value of such services to be agreed upon in writing between the Company and T1T Group, LLC prior to providing such services. The amount of the Company’s initial capital contribution is a negotiated amount required for T1T Lab to acquire the Disposed Subsidiaries. In exchange for such contributions, the Company was issued a 10% membership interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K 1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable by the Disposed Subsidiaries to the Company, on the one hand, and by the Company to the Disposed Subsidiaries, on the other hand, were forgiven by the Company and by T1T Lab (as applicable). Total intercompany loans forgiven by the Company (net of the total intercompany loans forgiven by the Disposed Subsidiaries) was approximately $9,864,602. Such intercompany loans forgiveness did not have an impact of the profit and loss of the Company. Further, pursuant to the contribution agreement, T1T Group, LLC agreed to contribute to T1T Lab from time to time when requested by T1T Lab such services and/or cash as determined by T1T Group, LLC in its sole and absolute discretion in order to manage and operate the Disposed Subsidiaries and their respective businesses. In exchange for such contributions, T1T Group, LLC was issued a 90% membership interest in T1T Lab. From September 25, 2013 to until February 11, 2014, the Company indirectly owned a minority interest in the Disposed Subsidiaries through its 10% membership interest in T1T Lab, LLC. On February 11, 2014, the Company executed an Assignment of Membership Interest in favor of T1T Group, LLC. Pursuant to such assignment, the Company transferred to T1T Group, LLC all of the Company’s Interests in T1T Lab in consideration for the Company being released from all of its obligations to T1T Lab (including the obligations to make capital contributions to T1T Lab. Upon such assignment, the Company has no further interests or obligations to T1T Lab, and T1T Group, LLC now owns a 100% membership interest in T1T Lab. As a result of the Company's contribution of the Disposed Subsidiaries, the Company now has only one reportable business segment, consisting of mobile commerce and payment processing. The Company disposed of its entertainment assets in order to focus its business operations on mobile payments, transactional services and related technologies and to reduce the significant expenses associated with developing and maintaining the entertainment assets. T1T Group, LLC is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi, a director and majority stockholder of the Company).

Director Independence

The Board of Directors currently includes four nonemployee, independent members – David P. Kelley II, Kenges Rakishev, Felix Vulis and James Caan. Each of Messrs. Kelley, Rakishev, Vulis and Caan is an “independent director” as defined under NASDAQ Listing Rule 5605(a)(2). A majority of our Board members are independent directors, as four out of the six members of the Board qualify as independent under the NASDAQ listing standards and the rules of the Commission. No director is considered independent unless the Board affirmatively determines that the director has no material relationship with the Company (directly, or as a partner, stockholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Also, all members of the Board’s audit, compensation and nominating committees are independent directors.

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2013 and 2012 were $628,000 and $551,000, respectively.

Audit-Related Fees.  The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above during the fiscal years ended December 31, 2013 and 2012 were $0 and $85,100, respectively.

Tax Fees.  The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2013 and 2012 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during the fiscal years ended December 31, 2013 and 2012 were $0.

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

All audit and audit related services performed by our principal accountants during the fiscal years ended December 31, 2013 and 2012 were pre-approved by our Board of Directors or audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Report.

1.	The following consolidated financial statements of Net Element, Inc. and subsidiaries and notes thereto and the reports of the independent registered public accounting firms thereon are set forth on pages F-2 through F-39and are filed as part of this Report:

Reports of Independent Registered Public Accounting Firms

Audited Consolidated Balance Sheets as of December 31, 2013 and 2012

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013 and 2012

Audited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2013 and 2012

Audited Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

2.	Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page F-40 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

April 15, 2014	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 2014	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Director (Principal Executive Officer)

April 15, 2014	By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

April 15, 2014	By:	/s/ Kenges Rakishev
Kenges Rakishev
Director

April 15, 2014	By:	/s/ Mike Zoi
Mike Zoi
Director

April 15, 2014	By:	/s/ David P. Kelley II
David P. Kelley II
Director

April 15, 2014	By:	/s/ James Caan
James Caan
Director

April 15, 2014	By:	/s/ Felix Vulis
Felix Vulis
Director

NET ELEMENT INTERNATIONAL, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Net Element, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Net Element, Inc. (formerly known as Net Element International, Inc.) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Element, Inc. (formerly known as Net Element International, Inc.) at December 31, 2013 and 2012 and the results of its operations and its cash flows the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5, the Company completed a divestiture of certain entities on September 25, 2013 and has restated the 2012 financial statements to reflect the financial statement balances of these entities as discontinued operations.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has used substantial amounts of cash to fund its operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Miami, Florida	/s/ BDO USA, LLP
April 15, 2014	Certified Public Accountants

NET ELEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012 (As Restated)
ASSETS
Current assets:
Cash	$126,319	$3,546,787
Restricted cash	-	2,056,821
Notes receivable, net	-	6,088,934
Accounts receivable	10,619,289	10,855,175
Advances to aggregators, net	1,109,538	4,777,033
Assets of discontinued operations	-	192,460
Prepaid expenses and other assets	834,025	487,995
Total current assets	12,689,171	28,005,205
Property and equipment, net	137,267	261,759
Intangible assets, net	2,964,424	111,670
Goodwill	6,671,750	-
Investment in affiliate	46,113	-
Total assets	$22,508,725	$28,378,634

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$3,190,215	$498,424
Deferred revenue	239,398	-
Accrued expenses	3,484,963	910,022
Short term loans	8,478,810	9,400,164
Notes payable (current portion)	3,816,093	-
Liabilities of discontinued operations	-	223,112
Due to related parties (current portion)	1,451,357	202,682
Total current liabilities	20,660,836	11,234,404
Due to related parties (non-current portion)	-	135,693
Notes payable (non-current portion)	17,255,531	-
Total liabilities	37,916,367	11,370,097

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock ($.01 par value, 1,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 32,273,298 and 28,303,659 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively)	3,229	2,830
Paid in capital	103,486,144	87,452,060
Stock subscription	329,406	-
Accumulated other comprehensive (loss) income	(170,550)	278,565
Accumulated deficit	(118,930,828)	(70,621,481)
Noncontrolling interest	(125,043)	(103,437)
Total stockholders' (deficit) equity	(15,407,642)	17,008,537
Total liabilities and stockholders' (deficit) equity	$22,508,725	$28,378,634

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended December 31,
	2013	2012 (As Restated)

Net revenues	$18,749,470	$1,384,852

Costs and expenses:
Cost of revenues	13,374,669	832,909
General and administrative (includes $16,549,820 and $6,240,196 of non cash compensation for the year ended December 31, 2013 and 2012, respectively)	28,166,387	12,088,602
Provision for loan losses	7,640,008	1,638,032
Goodwill impairment charge	11,200,000	-
Intangible assets impairment charge	872,354	-
Depreciation and amortization	2,242,504	266,006
Total costs and operating expenses	63,495,922	14,825,549
Loss from operations	(44,746,452)	(13,440,697)
Interest (expense) income, net	(2,979,102)	370,568
Other expense	(160,182)	2,346
Loss from continuing operations before income tax provision	(47,885,736)	(13,067,783)
Income tax provision	(213,284)	(155,683)
Loss from continuing operations	(48,099,020)	(13,223,466)
Net loss attributable to the noncontrolling interest	1,129,319	133,360
Discontinued operations:
Loss from operations of discontinued entitites	(1,018,003)	(3,299,825)
Loss on disposition of assets pertaining to discontinued operations	(321,643)	-
Total discontinued operations	(1,339,646)	(3,299,825)
Net loss	(48,309,347)	(16,389,931)
Foreign currency translation (loss) gain	(449,115)	276,457
Comprehensive loss	$(48,758,462)	$(16,113,474)

Loss per share - basic and diluted continuing operations	$(1.65)	$(0.62)
Loss per share - basic and diluted discontinued operations	(0.05)	(0.15)
Total loss per share	$(1.70)	$(0.77)

Weighted average number of common shares outstanding - basic and diluted	28,470,169	21,360,837

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENT OF CHANGES IN

STOCKHOLDERS’ EQUITY (DEFICIT)

							Accumulated
	Common Stock		Treasury	Additional	Deferred	Stock	Other Comprehensive	Noncontrolling	Accumulated	Total Stockholder's
	Shares	Amount	Stock	Paid in Capital	Compensation	Subscription	Income	interest	Deficit	Equity (Deficit)
Balance December 31, 2011	18,558,528	$1,856	$(2,641,640)	$49,198,688	$(385,912)	$-	$(124)	$(122,459)	$(51,274,033)	$(5,223,624)

Non cash compensation	(24,955)	(3)	-	5,854,287	385,912		-	-	-	6,240,196
Contributed capital from noncontrolling shareholders	-	-	-	-	-		-	28,811	-	28,811
Options and warrants converted cashlessly	4,318,674	432	-	(432)	-		-	-	-	-
Notes payable converted to common stock	818,182	82	-	3,599,918	-		-	-	-	3,600,000
Cash paid for shares and warrants issued pursuant to subscription agreements	683,333	68	-	4,099,932	-		-	-	-	4,100,000
Shares issued pursuant to purchase agreement	154,167	15	-	386,339	-		-	129,701	-	516,055
Shares issued for advertising and promotion	2,375	-	-	21,800	-		-	-	-	21,800
Retirement of treasury stock	-	-	2,641,640	(2,641,640)	-		-	-	-	-
Shares acquired pursuant to Cazador merger	3,793,355	380	-	26,933,168	-		-	-	(2,552,492)	24,381,056
Foreign currency exchange	-	-	-	-	-		276,457	-	-	276,457
Net loss	-	-	-	-	-		-	(542,283)	(16,389,931)	(16,932,214)
Balance December 31, 2012	28,303,659	2,830	-	87,452,060	-		276,333	(506,230)	(70,216,456)	17,008,537
Restatement due to divestiture of Internet entities	-	-	-	-	-		2,232	402,793	(405,025)	-
Balance December 31, 2012 (Restated) (Note 5)	28,303,659	2,830	-	87,452,060	-		278,565	(103,437)	(70,621,481)	17,008,537
Non cash compensation related to TOT Group stock exchange	2,812,771	281	-	12,197,823	-		-	1,107,713	-	13,305,817
Non cash compensation- other	1,265,109	129	-	3,243,874	-		-	-	-	3,244,003
Cash paid for repurchase of common shares	(175,953)	(17)	-	(482,400)	-		-	-	-	(482,417)
Note Payable and other assumed by T1T Lab, net of Contributions payable	-	-	-	685,449	-		-	-	-	685,449
Shares issued pursuant to purchase agreement	67,712	6	-	389,338	-		-	-	-	389,344
Unissued shares pursuant to purchase agreement	-	-	-	-	-	329,406	-		-	329,406
Foreign currency exchange	-	-	-	-	-		(449,115)	-	-	(449,115)
Net loss	-	-	-	-	-		-	(1,129,319)	(48,309,347)	(49,438,666)
Balance December 31, 2013	32,273,298	$3,229	$-	$103,486,144	$-	$329,406	$(170,550)	$(125,043)	$(118,930,828)	$(15,407,642)

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012 (As Restated)
Cash flows from operating activities:
Net loss	$(48,309,347)	$(16,389,931)
Loss on disposition of assets pertaining to discontinued operations	321,643	-
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash compensation	16,549,820	6,240,196
Non-cash interest expense	-	150,000
Shares issued for advertising and promotion	-	21,800
Depreciation and amortization	2,242,504	266,006
Provision for loan losses	7,640,008	1,638,032
Impairment of goodwill	11,200,000	-
Intangible assets impairment	872,354	-
Noncontrolling interest	(1,129,319)	(133,360)
Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates
Accounts receivable	(562,294)	(9,662,532)
Advances to aggregators	(3,267,679)	(5,327,033)
Prepaid expenses and other assets	1,952,570	(228,155)
Accounts payable	2,268,233	(617,800)
Accrued expenses	429,556	388,001
Adjustments for operating activities of continuing operations	38,195,753	(7,264,845)
Adjustments for operating activities of discontinued operations	(1,018,003)	(1,522,970)
Total adjustments	37,177,750	(8,787,815)
Net cash used in operating activities	(10,809,954)	(25,177,746)

Cash flows from investing activities- net of acquisitions:
Advances from notes receivable	-	(12,581,592)
Collections from notes receivable	4,920,510	5,601,183
Acquistion of intangible assets	(380,025)	-
Acquisition of Aptito	(458,747)	-
Investment in subsidiary	(46,113)	-
Capitalized web development and patent costs and equity effects	-	(67,583)
Disposal (purchase) of fixed assets	67,266	(388,836)
Net cash provided by (used in) investing activities	4,102,891	(7,436,828)

Cash flows from financing activities- net of acquisitions:
(Repayment) borrowings from financial institutions	(272,103)	9,400,164
Proceeds from K1 Holdings note payable	2,000,000	-
Change in restricted cash	1,978,527	(2,056,821)
Cash paid for share repurchases	(482,417)	-
Due to related parties	-	(1,262,429)
Cash received from Merger Cazador	-	25,690,792
Contributed capital from noncontrolling shareholders	-	28,811
Cash paid for shares and warrants issued purcuant to subscription agreements	-	4,100,000
Repayments to related parties	(75,000)	(75,000)
Net cash provided by financing activities	3,149,007	35,825,517

Effect of exchange rate changes on cash	137,588	276,457
Net (decrease) increase in cash	(3,420,468)	3,487,400

Cash at beginning of period	3,546,787	59,387
Cash at end of period	$126,319	$3,546,787

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,635,360	$706,158
Taxes	$196,425	$76,197
Non-cash investing and financing activities:
Supplemental disclosure of non-cash investing and
financial activities in connection with business acquisition:
Retirement of treasury stock	$-	2,641,640
Notes payable converted to common stock	$-	3,600,000
Issued and outstanding common stock (10% of TOT Group's common stock)- Unified	609,000	-
Assumed debt	20,631,000	-
Total value of consideration for Unified payments acquisition	21,240,000	-

Stock subscription in connection with acquisition of Aptito	718,750	-
Transfer of K1 Note Liability to T1T Lab, LLC in connection with
divesture of OOO Music1	2,000,000	-

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Net Element International, Inc. (the “Company”) was incorporated on April 20, 2010 as a Cayman Islands exempted company with limited liability under the name Cazador Acquisition Corporation Ltd. (“Cazador”). Cazador was a blank check company incorporated for the purpose of effecting a merger, share capital exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more operating businesses or assets. On December 15, 2013, the Company changed its name to Net Element, Inc.

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

The Company is a global technology-driven Internet group that focuses on mobile commerce and payment processing for electronic commerce. On September 25, 2013, the Company divested its entertainment and culture Internet destinations.

The Company’s subsidiary TOT Group, Inc. (“TOT Group”) is a multinational, mobile payments and transaction processing holding company, which provides a range of flexible online and offline payment solutions. Clients include wireless carriers, content providers and merchants. TOT Group delivers comprehensive, end-to-end payment solutions to enable merchants to reliably accept cashless transactions at the point of sale (“POS”). From processing electronic payments at the POS to processing mobile commerce transactions to managing merchant terminals and providing information management services, TOT Group through its proprietary technology offers innovative solutions which allow its merchants to streamline their payments resources. Through TOT Group, the Company generates revenues from transaction fees, service fees, percentage of the dollar amount of each transaction and other fees associated with processing of cashless transactions at the points of sale. The Company serves merchants primarily in the retail, restaurant, supermarket, petroleum and hospitality sectors. In addition, TOT Group (through its subsidiary OOO TOT Money (“TOT Money”)) operates the Company’s provider of carrier-integrated mobile payments solutions. TOT Money’s relationships with mobile operators give the Company substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer customers In-App, P-SMS and Online and Carrier Billing solutions.

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

On June 24, 2013, TOT Group, through its newly formed subsidiary Aptito, LLC (“Aptito”) acquired substantially all of the business assets of Aptito.com, Inc, a New York corporation. Aptito is a new generation of smart, customer engaged, patent-pending payment platforms, mobile Point of Sale (“mPOS”), mobile commerce application and self-ordering Apple® iPad®-based kiosk. Through its disruptive, cloud-based payments platform Aptito offers merchants an innovative, socially driven, all-in-one digital software solution that offers a complete package of features for the food-service industry. Aptito’s Restaurant mPOS solution provides restaurants with tools to increase sales, productivity, and customer loyalty. Aptito’s suite of fully linked tools enables inventory management, complete payroll, staff scheduling, patron reservations and digital menus. More capable and less costly than traditional restaurant POS systems, Aptito’s system does not have the steep learning curve associated with typical POS products.

The Company previously owned several popular content monetization verticals (i.e., interests in online media businesses and operations) that were divested during the quarter ended September 30, 2013 (see Note 5 for additional information regarding this divestiture).   As a result of this divestiture, the Company has one reportable business segment consisting of payment processing and mobile payment solutions.   Operations of the divested businesses are presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss.

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

Cash and Cash Equivalents

The Company maintains its U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are fully insured, regardless of the balance in the account, at all FDIC insured institutions. The bank balances did not exceed FDIC limits at December 31, 2013 and 2012.

The Company maintains $47,519 in un-insured Russian, Ukraine and Cayman Islands bank accounts as of December 31, 2013.

Other Current Assets

The Company maintains an inventory of terminals, which it uses to service both merchants and independent sales agents. If the terminals are sold for a fee, the Company expenses the cost of these terminals, plus any set up fees at the time of the sale. Many times, the Company will give away the terminals as an incentive to stay with the company for an average of three year period. In this case the cost of the terminal plus any set up fees will be amortized over three years, which is the average length of a merchant contract. If the merchants leave before the end of their contract, they are obligated to either return the terminal or pay for the terminal. The Company has $446,658 in terminals and IPADS and related equipment acquired, of which $170,378 has been placed with merchants. Amortization of these terminals amounted to $13,093 for the year ended December 31, 2013.

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

Intangible Assets

Included in the Company’s intangible assets are merchant portfolios, which represent the net book value of an acquired merchant customer base, and are amortized on a straight-line basis over their respective useful lives, generally three to five years. Merchant portfolios are assessed for impairment if events or circumstances indicate that their respective carrying values are not recoverable from the future anticipated undiscounted net cash flows attributable to such assets. In such cases, the amount of any potential impairment would be measured as the excess, if any, of carrying value over the fair value of such assets. On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation (“FDR”). In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement. Because the FDR case was dismissed, management has decided that the possibility of recovering fees was remote and therefore wrote off the remaining net asset value of the FDR Portfolio, for an impairment charge of $872,354 during the year ended December 31, 2013.

The Company also capitalizes direct expenses associated with filing of patents and patent applications and amortizes the capitalized intellectual property costs over five years beginning when the patent is approved.

Additionally, the Company capitalizes the fair value of intangible assets acquired in business combinations. The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: merchant portfolios, trade names, non-compete agreements, customer relationships and technology.

Accrued Residual Commissions

The Company pays commissions to independent sales organization (“ISO’s”) and independent sales agents or to the Company’s direct sales force based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by the Company on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. The Company reports commission payments as a cost of revenues in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2013 the residual commission payable to ISO’s and independent sales agents was $451,374 and $0 at December 31, 2012. The company pays commission on annual fees it defers over twelve months. The Company pays its agents these commissions, which are included in the $451,374 in advance of recognizing the revenue. Therefore the Company deferred $115,700 of commissions on annual fees, which are included in prepaid expenses in the accompanying consolidated balance sheet and will recognize the deferred fees over the next twelve months. Commission payables are included in accounts payable in the accompanying consolidated balance sheets.

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

During the year ended December 31, 2013, the Company recorded $466,280 in additional capitalized customer acquisition costs and $85,769 in related additional amortization. The balance of customer acquisition costs is $380,511 at December 31, 2013 and reflected in intangible assets in the accompanying consolidated balance sheets.

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

The amount recorded as of December 31, 2013 for the processing liability was $107,669 and is included in long-term debt in the accompanying consolidated balance sheets. There was no processing liability at December 31, 2012.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivables, merchant portfolios, notes receivable, trade payables and debt instruments. The carrying values of cash and cash equivalents, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $21 million as of December 31, 2013 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the Unified Payments acquisition, as discussed in Note 4, were measured at fair value by the Company at the acquisition date. The fair values of the Company’s merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on the Company’s most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment (see Note 4) was primarily based on observable inputs using company specific information and is classified as Level 3.

Concentrations

The Company’s total revenue was $18,749,470 for the year ended December 31, 2013. Of this, $14,798,488 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $3,948,087 was derived from processing of mobile electronic payments.

The credit card processing revenues were derived from merchant customer transactions, which are processed primarily by three “third-party” processors. For the year ended December 31, 2013, the Company processed 25% of its total revenue with Cynergy Data, 32% with National Processing Company (NPC) and 19% with First Data.

The mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the year ended December 31, 2013, the Company processed 9% of its total revenue with Beeline (OJSC Vimpelcom), and 8% with MTS (Mobile TeleSystems OJSC).

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

Our revenues for the year ended December 31, 2013 and 2012 are principally derived from the following sources:

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

The Company adopted accounting standard update No 2009-13, “Multiple–Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 requires the use of the relative selling price method of allocating total consideration to units of accounting in a multiple element arrangement and eliminates the residual method. This accounting principle requires an entity to allocate revenue in an arrangement using estimated selling price deliverables if it does not have vendor specific objective evidence (VSOE) or third party evidence (TPE) of selling price.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At December 31, 2013 and 2012, the Company had 8,938,900 warrants issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. As described in Note 4, during the year ended December 31, 2013, the Company recognized charges for impairment of goodwill and intangible assets amounting to approximately $11,200,000 and $872,000 respectively. During the year ended December 31, 2012, the Company recognized an impairment loss of goodwill and intangible assets amounting to $680,499 which is reflected in the loss from operations of discontinued entities in the accompanying consolidated statements of operations and comprehensive loss.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years which remain subject to examination as of December 31, 2013. Please see Note 17 for discussion of the Company’s uncertain tax positions.

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

Continuing Operations:

The following entities make up our continuing operations: (1) TOT Group, Inc. (“TOT Group”), a 100% owned subsidiary formed in Delaware; (2) Netlab Systems, LLC (“Netlab”), a wholly owned subsidiary formed in Florida; (3) NetLab Systems IP, LLC, a wholly owned subsidiary formed in Florida; (4) OOO Net Element Russia (“Net Element Russia”), a wholly owned subsidiary formed in Russia (5) Net Element Services, LLC, a wholly owned subsidiary formed in Florida (6) and A&R Music Holdings, LLC, a wholly owned subsidiary formed in Florida (operations ceased January 31, 2013)

The subsidiaries listed above are the parent companies of several other subsidiaries, which hold the Company’s underlying investments or operating entities.

TOT Group is the parent company of TOT Payments, LLC, (TOT Payments) a wholly owned subsidiary formed in Florida, Aptito, LLC, a 80 % owned subsidiary formed in Florida (acquired June 18, 2013), TOT Group Ukraine LLC, a 51% subsidiary formed in Ukraine, TOT Group Cyprus, a wholly owned subsidiary formed in Cyprus, TOT Group Europe LTD, a wholly owned subsidiary formed in the United Kingdom, TOT Group UK, a wholly owned subsidiary formed in the United Kingdom, TOT Group Kazakhstan, LLC, a 51% owned subsidiary formed in Kazakhstan, and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.

•	TOT Payments, LLC is the parent company of:
-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida; and
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida.
•	OOO TOT Group Russia, is the parent company of its wholly owned OOO TOT Money (a company formed in Russia) ( 30 % of TOT Money was owned by Net Element Russia until September 15, 2013 when this interest was transferred to OOO TOT Group Russia).
•	Netlab Systems, LLC is the parent company of Tech Solutions LTD.
•	A&R Music Holdings (f/k/a Music1) is the parent company of A&R Music Live, LLC (“A&R Music Live”) (operations discontinued January 31, 2013).
•	Net Element Russia is the parent company of OOO TOT Group and OOO Music1 (Russia) (operations discontinued September 25, 2013). Net Element Russia owned 30 % of OOO TOT Money until September 15, 2013 when this interest was transferred to OOO TOT Group Russia.

Discontinued Operations:

The following entities make up our discontinued operations: (1); OOO Music1 (formerly a subsidiary of NETE Russia and divested on September 25, 2013) (2) Ya Talant   (divested on September 25, 2013) (3) Splinex (also the parent company of IT Solutions, LTD and also divested on September 25, 2013), (4) MotorSport (also the parent of Motorsport.com, Inc. also divested on September 25, 2013), (5) Openfilm, LLC.   (also the parent of Openfilm Studios, LLC (company closed June 2013) and Openfilm, Inc (divested September 25, 2013)) and (6) Zivos, LLC (Ukraine) (divested September 25, 2013),

In addition, the consolidated statements of operations and comprehensive loss and statements of cash flows contain activity through September 25, 2013 for discontinued operations of our on-line media businesses.   On September 25, 2013, the Company entered into a Contribution Agreement with T1T Lab, LLC, a Florida limited liability company, and T1T Group, LLC, a Delaware limited liability company, pursuant to which on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) in exchange for a 10% interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries.   There are no amounts reported on the consolidated balance sheet for the discontinued entities at December 31, 2013 given the divesture occurred on September 25, 2013.   Prior periods have been restated to report the results from operations of these discontinued entities and prior period assets and liabilities.

All material intercompany accounts and transactions have been eliminated in this consolidation.

NOTE 3. GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had negative cash flows from continuing operations of $10.8 million for the year ended December 31, 2013, an accumulated deficit of $119 million and negative working capital of $8.0 million at December 31, 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The independent auditors’ report on the Company’s consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 4. MERGER AND ACQUISITION TRANSACTIONS

On October 2, 2012, the Company completed its Merger with Net Element, Inc. and the various transactions contemplated by the Merger Agreement dated June 12, 2012. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador Acquisition Corporation Ltd.) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. All shares of common stock and stock options in the 2012 and 2011 financial statements have been converted based on the 1/40 ratio. The Merger was structured to qualify as a tax-free reorganization.

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

The amounts of shares and consideration for shares (including purchase prices, exercise prices and conversion prices) described in the Notes to the Consolidated Financial Statements for the period prior to October 2, 2012 (which was the closing date of the Company’s merger with Net Element), have been adjusted to give effect to the conversion ratio for shares of Net Element common stock that were cancelled and converted into shares of the Company’s common stock pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, upon completion of the Merger, each share of then-issued and outstanding common stock of Net Element was automatically cancelled and converted into the right to receive one-fortieth (1/40) of a share of the Company’s common stock. See Note 4 for additional information regarding the Merger.

Unified Payments Acquisition

On April 16, 2013, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Unified Payments, LLC, a Delaware limited liability company, TOT Group, Oleg Firer, individually, and Georgia Notes 18 LLC, a Florida limited liability company. Pursuant to the Contribution Agreement, on April 16, 2013, certain subsidiaries of TOT Group, which were formed for the purpose of effectuating the transactions contemplated by the Contribution Agreement, acquired substantially all of the business assets of Unified Payments. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. As consideration for Unified Payments’ and its subsidiaries’ contribution of their assets to TOT Group subsidiaries, (a) the Company contributed to a subsidiary of TOT Group 70 % of the equity interests in the Company’s subsidiary, OOO TOT Money (through which the Company operates its mobile commerce payment processing business); (b) TOT Group issued to Unified Payments 10 % of TOT Group’s issued and outstanding common stock which was valued at approximately $600,000 (valued based on a discounted cash flow analysis of TOT Group adjusted for a lack of marketability discount); and (c) TOT Group assumed approximately $20.6 million in liabilities of Unified Payments and its subsidiaries. Revenue and net loss from operations for Unified Payments from date of acquisition through the year ended December 31, 2013 was $14,765,114 and ($3,026,450), respectively.

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
(in Millions)
Purchase Consideration:
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

As part of its June 30, 2013 financial statement closing process, as well as the Company’s review of the independent valuation performed in connection with the Unified Payments business combination, the Company determined that the reported goodwill of its TOT Payments unit as of June 30, 2013 was impaired. The carrying amount of this reporting unit was negative as of June 30, 2013, thus the Company performed Step 2 of the goodwill impairment test as of June 30, 2013. The fair value of the reporting unit was determined based on a combination of the income approach (discounted cash flow analysis) and market approach. The result of the Step 2 analysis indicated that the TOT Payments reporting unit’s goodwill was impaired by approximately $11.2 million as of June 30, 2013. The Company recorded a non-cash, goodwill impairment charge of approximately $11.2 million for the three months ended June 30, 2013. At December 31, 2013, the Company performed its impairment test again and determined that no impairment was necessary.

On September 4, 2013, the Company entered into a letter agreement, dated as of August 28, 2013, with Oleg Firer, Steven Wolberg, Georgia Notes 18 LLC and Vladimir Sadovskiy, pursuant to which the Company agreed, subject to approval of the Company's shareholders, to issue such number of shares of Common Stock of the Company equal to 10% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares in exchange for the Company's acquisition of the outstanding 10% minority interest in the Company's 90%-owned subsidiary, TOT Group, Inc. Pursuant to this agreement, the Company is obligated to issue to Mr. Firer (who is Chief Executive Officer and a director of the Company) 4.5% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 2% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares.

As of December 31, 2013, the number of shares, market price and total value for the 10% interest issued by the Company for the acquisition of the 10% minority interest of TOT Group, Inc. were 2,812,771 shares, $4.55 per share and $12,798,104, respectively. The Company’s non-cash compensation charge for this transaction, was $13,305,817 which consists of the $12,798,104 total value of the shares issued by the Company, the negative book value of the 10% minority interest in TOT Group, Inc. of $1,107,713, less the fair value of the 10% TOT Group stock of $600,000.

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

As consideration for the acquired business assets, (a) Aptito assumed and simultaneously repaid $145,000 of outstanding indebtedness (with an original principal balance totaling $200,000); (b) the Company agreed to issue to Seller 125,000 restricted shares of the Company’s common stock, which shares will vest quarterly over 12 months (valued at $718,750). The total purchase consideration was $918,750 and ascribed to goodwill. At December 31, 2013, 67,712 shares with a value of $389,344 have been vested.

The allocation of purchase price to the fair value of tangible and intangible assets and liabilities is provisional and remains preliminary as management continues to assess the valuation of these items and any ultimate purchase price adjustment based on final assets and net working capital, as prescribed by the purchase agreement and valuation.

The Company’s subsidiary, TOT Group, which owns an 80% membership interest in Aptito, has an option to purchase Seller’s 20 % membership interest in Aptito at any time after December 31, 2014 or at any time upon a change of control (as defined in Aptito’s limited liability company agreement) of Aptito, with the purchase price based on the fair market value of Aptito as of the end of the calendar month immediately preceding TOT Group’s request for a valuation in accordance with the terms of the option, payable in cash, cancellation of indebtedness, shares of common stock or a combination of the foregoing.

Revenue and net loss from operations for Aptito from date of acquisition through the year ended December 31, 2013 was $32,784 and ($406,376), respectively.

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

The unaudited pro forma combined results of operations for the years ended December 31, 2013 and 2012 have been prepared by adjusting the historical results of the Company to include the historical results of the acquisitions described above as if they occurred January 1, 2012. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future and certain entities have been divested (see Note 5).

Net Elemement

Consolidated Proforma Statement of Operations

	December 31,2013	December 31,2012

NET Revenues	$25,378,495	$58,124,459

Net Loss from continuing operations	$(41,948,056)	$(12,083,909)

NOTE 5. DISCONTINUED OPERATIONS

On September 25, 2013, the Company entered into a Contribution Agreement (the "Divestiture Contribution Agreement") with T1T Lab, LLC, a Florida limited liability company ("T1T Lab"), and T1T Group, LLC, a Delaware limited liability company ("T1T Group"), pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the "Disposed Subsidiaries").   The Disposed Subsidiaries constitute all of the Company's interests in online media businesses and operations (referred to herein collectively as the Company's "entertainment assets").   As described further below, following the transactions effectuated pursuant to the Divestiture Contribution Agreement, the Company indirectly owned a minority interest in the Disposed Subsidiaries through its 10% membership interest in T1T Lab.   The Company disposed its entertainment assets in order to focus its business operations on mobile payments, transactional services and related technologies and to reduce the significant expenses associated with developing and maintaining the entertainment assets.

Pursuant to the Divestiture Contribution Agreement, the Company contributed to T1T Lab all of its membership and participation interests in the Disposed Subsidiaries and agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000 (recorded as part of Due to related Parties (current portion) on the consolidated balance sheet), payable in full or in installments when requested by T1T Lab but in no event later than within the 12-month period after September 25, 2013 (unless such period is mutually extended in writing by the Company and T1T Group).

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

On Februrary 11, 2014, the Company agreed to transfer to T1T Lab, LLC all of the Assigned Interests in consideration for the Company being released from its obligations to T1T LAB, LLC (including the obligations to make capital contributions to T1T LAB, LLC)(Also see Note 19 Subsequent Events).

T1T Group is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi, a director and majority stockholder of the Company).

Based on the foregoing, and in conformity with applicable accounting guidance, the Disposed Subsidiaries qualify as a discontinued operation.   Accordingly, financial results of the Disposed Subsidiaries have been reported as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss for all periods presented.

Summarized results of the Company’s discontinued operations are as follows:

	Year ended December 31,
	2013	2012

Revenues	$14,484	$27,630

Loss Before Income taxes	(1,339,646)	(3,335,780)

Income Tax Benefit	-	35,955

Net Loss from Discontinued Operations	$(1,339,646)	$(3,299,825)

As of December 31, 2013, there were no assets or liabilities of discontinued operations because the entities were divested on September 25, 2013. As of December 31, 2012, the aggregate components of assets and liabilities classified as discontinued operations and included in current assets and current liabilities consisted of the following:

December 31
2012

Cash	$32,950

Other Current Assets	29,056

Net Fixed Assets	29,258

Due from related parties	-

Intangible assets	101,196

Total Assets	$192,460

Accounts Payable and Accrued Expenses	87,419

Due to related parties	135,693

Total Liabilities	$223,112

Net assets (deficit) of discontinued operations	$(30,652)

NOTE 6. NOTES RECEIVABLE

As of December 31, 2013 and 2012 the Company had net notes receivable of $0 and $6,088,934, respectively, as follows:

	December 31, 2013	December 31, 2012 (as restated)
RM Invest	$-	$5,188,934
Note receivable from former general director	1,834,302	-
Infratont Equities, Inc.	-	1,791,475
Less: Allowance for uncollectible note receivable	(1,834,302)	(891,475)
Total note receivable, net	$-	$6,088,934

On July 12, 2012, the Company’s Russian subsidiary, TOT Money, entered into a loan agreement pursuant to which it agreed to loan RM Invest up to a maximum of 200 million Russian rubles (approximately $7.0 million in U.S. dollars). The interest rate on the loan was 10 % from the date of advance to the date of scheduled repayment on October 31, 2012 . TOT Money would earn interest income on this loan at approximately a 40 % annual rate if the loan was repaid timely given interest earned was 10% of the outstanding balance with a term of approximately three months. On August 16, 2012, the loan was increased to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The original stated maturity date of the loan was October 31, 2012 and on February 25, 2013 the Company renegotiated the loan with RM Invest and extended the maturity date until October 1, 2013 with no further interest to be charged. As of June 30, 2013, the loan was fully satisfied.

Infratont

On November 26, 2012, the Company entered into a loan agreement with Infratont Equities, Inc. (“Infratont”), pursuant to which the Company loaned $1,791,475 to Infratont for the purpose of providing the borrower with working capital and funding of business development in general. The loan had a stated maturity of November 15, 2013 and accrued interest at a rate of 1.75 % per month, payable quarterly commencing in March 2013. The effect of the loan was to defer a repayment obligation of Tcahai Hairullaevich Katcaev to Mr. Polyanovskiy pursuant to an unrelated loan not involving the Company. Mr. Katcaev is the former general director of the Company’s subsidiary, TOT Money, and he owns a 20 % interest in RM Invest, a payment processing business in Russia. During the year ended December 31, 2013, the Company determined the Infratont loan was uncollectible and wrote off the outstanding balance against the corresponding allowance.

Former General Director TOT Money

The Company commenced its carrier-integrated mobile payment payments solutions operations, through its subsidiary TOT Money, during the third quarter of 2012. These operations consist of TOT Money paying aggregators for content to be provided to mobile operators. Aggregators are businesses that contract for content from many content providers and provide processing volume to TOT Money.   During the fourth quarter of 2012 and the six months ended June 30, 2013, TOT Money’s former general director was providing advances to aggregators based on projected processing volumes. Although the Company has a history of transactions with most aggregators, we do not obtain financial statements or bank references to complete a full credit review of each aggregator. In addition, aggregator advances are unsecured. As of December 31, 2012, the Company established a 10% reserve on these aggregator advances based on actual and estimated processing volumes subsequent to these dates, and concluded that the net aggregator advances were recoverable as of December 31, 2012.

During the second quarter of 2013, our new CEO and CEO’s appointed management of TOT Group Russia completed analyzing our aggregator and mobile operator relationship including having discussions with select aggregators. As part of this review, it was determined that the former general director of TOT Money provided advances to aggregators which exceeded the future processing volumes to be provided by these aggregators. As a result of this review, during the second quarter of 2013 it was concluded that a significant amount of these advances would not be recoverable in the form of future business from the aggregators. The former general director took responsibility for a certain amount of these advances and agreed to a settlement. The former general director was transferred to commercial director with responsibility to develop and promote new business until February 10, 2014 when he resigned.

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

Due to the past history of losses of the TOT Money operations, the Company fully reserved the discounted note receivable balance of $1.8 million. We do not expect to collect the outstanding balance from the former general director.

NOTE 7. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from processors and Russian mobile operators. Total accounts receivable amounted to $10,619,289 at December 31, 2013, consisting primarily of $9,118,849 in amounts due from Russian mobile operators and $1,498,620 of TOT Payments, Inc. merchant receivables.

The $1,498,620 of merchant receivables is net of a $2,111,303 allowance for amounts due from First Data as the result of a lawsuit (See Note 13). There were additional charges to bad debts for $423,179 for ACH rejects in the normal course of operations and a charge for various receivables from Merchants for $50,000.

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

As discussed in Note 6, during the second quarter of 2013, the Company concluded that a significant amount of aggregator advances would not be recoverable in the form of future business from the aggregators. The Company had previously recorded loss provisions of approximately $6,700,000 in prior quarters and during 2012.

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

Effective July 1, 2013, the TOT Money changed its policy where it no longer advances more than 1 week of funds to aggregators for future processing volume. Additionally, all traffic in excess of 1 weeks advance is verified with the mobile operator before payments are approved to aggregators. Advances to aggregators total $1,109,538 as of December 31, 2013.

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

NOTE 8. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	December 31, 2013	December 31, 2012 (as restated)
Furniture and equipment	3 - 10	$236,432	$325,522
Computers	2 - 5	254,280	283,513
Leasehold improvements*		-	19,956
Total		490,712	628,991

Less: Accumulated depreciation		(353,445)	(367,232)

Total fixed assets, net		$137,267	$261,759

* Leasehold improvements are amortized over the shorter of the economic usefull life or the lease term.

Depreciation expense for the year ended December 31, 2013 and 2012 was $140,046 and $129,830, respectively.

NOTE 9.  INTANGIBLE ASSETS

Merchant Portfolios

The following table reflects the Company’s merchant portfolio at their cost and net carrying value as of December 31, 2013:

		Remaining
	Fair	Useful Life in	Accumulated
	Market Value	Months	Amortization	Net

TOT BPS, LLC	$1,852,851	15	$852,247	$1,000,604
TOT HPS, LLC	102,050	15	46,939	55,111
TOT FBS, LLC	968,010	22	325,304	642,706
	$2,922,911		$1,224,490	$1,698,421

The useful lives of merchant portfolios represent management’s best estimate over which the Company will recognize the economic benefits of these intangible assets.

Subsequent to the balance sheet date the Company was informed that its lawsuit with First Data Corp. was dismissed. The company subsequently filed an appeal, however, since the likelihood of successfully pursuing the recoupment of the portfolios appears to be remote; the Company has impaired the net asset value of the portfolio belonging to Process Pink, LLC as of December 31, 2013. As a result, the Company has written off the portfolio value (net of accumulated amortization) in the amount of $872,354. The Company has recognized this charge as a loss from impairment of portfolios in the accompanying statement of operations and comprehensive loss.

The Company capitalizes certain costs for website development projects. Specifically, the Company capitalizes projects that are significant in terms of functional value added to the site. A capitalized project would be closer to a full product launch than an incremental or point release update. Costs for updates are expensed as incurred. Capitalized costs are amortized over 24 months on a straight-line basis. The Company also capitalizes projects from the point of start to the point the application, service or website is publicly launched. Amortization is straight-line over 24 months. Impairment is reviewed quarterly to ensure only viable active project costs are capitalized. Capitalized website development costs are included in other assets for the year ended December 31, 2012. There were no capitalized website development costs at December 31, 2013 as website assets were divested during the quarter ended September 30, 2013.

During the year ended December 31, 2013, two key executives signed covenants not to compete. These covenants have a three-year life and have an estimated fair market value of $641,667 as of December 31, 2013.

At December 31, 2013, the Company had $2,964,424 of intangible assets of which $2,322,757 are attributed to TOT Group. As of December 31, 2012, the Company’s intangible assets prior to the acquisition of Unified Payments amounted to $111,670. Shown below are the details of intangible assets as of December 31, 2013 and 2012:

	Domain Name	IP Sofware	Portfolios	Client Acquisition Costs	Covenant Not to Compete	Capitalized Patent Cost	Website Capitalization Cost	Other	Total
Balance at January 1, 2012	$6,787	$-				$34,801	$75,875	$2,500	$119,963
Additions	66,964	-	-	-		7,150	53,769	-	127,883
Amortization	-	-	-	-		(4,032)	(129,644)	(2,500)	(136,176)
Balance at December 31, 2012	$73,751	$-	$-	$-	$-	$37,919	$-	$-	$111,670
Additions	-	258,748	4,370,000	466,280	840,000	-	-	-	5,935,028
Amortization	-	(14,923)	(1,799,225)	(85,769)	(198,333)	(2,017)	-	-	(2,100,267)
Impairment	-	-	(872,354)	-	-	-	-	-	(872,354)
Divested	(73,751)	-	-	-	-	(35,902)	-	-	(109,653)
Balance at December 31, 2013	$-	$243,825	$1,698,421	$380,511	$641,667	$-	$-	$-	$2,964,424

Amortization expense for the year ended December 31, 2013 was $2,100,267, and $136,176 for the year ended December 31, 2012.

The following table presents the estimated aggregate amortization expense of other intangible assets for the next five years ending December 31, 2014 - 2017.

2014	$1,985,630
2015	643,332
2016	166,247
2017	56,405
Thereafter	112,810
Total	$2,964,424

NOTE 10. SHORT TERM LOANS

As of December 31, 2013, the Company had approximately $8.5 million in short term loans, under a factoring agreement with Alfa-Bank that was entered by the Company’s Russian subsidiary, TOT Money.

As of December 31, 2012, the Company had approximately $9.4 million in short term loans which consists of: (i) $7.6 million under a factoring agreement with Alfa-Bank that was entered by the Company’s Russian subsidiary, TOT Money, on September 28, 2012 and (ii) $1.8 million under a credit agreement with Alfa-Bank that was entered into by the Company’s Russian subsidiary TOT Money on August 17, 2012.

As stated above, on September 28, 2012, the Company’s Russian subsidiary, TOT Money, entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended, TOT Money has assigned to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars) provided by Alfa-Bank to TOT Money. The amount loaned by Alfa-Bank pursuant to the agreement with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the agreement, Alfa-Bank is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. The term of the agreement is from September 28, 2012 until May 20, 2014. Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 in U.S. dollars) per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% annually of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the Agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is Chairman of the Board of Directors of the Company.

In addition, on August 17, 2012, the Company’s Russian subsidiary, TOT Money, entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed of 53.9 million rubles (approximately $1.8 million in U.S. dollars) under the Credit Agreement is 3.55% per annum. The loan was secured by 55.0 million rubles of restricted cash (approximately $1.8 million in U.S. dollars). Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 20, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev.

On February 13, 2013, the Alfa Bank Credit Agreement had a loan balance of 53,900,000 rubles (approximately $1.8 million in U.S. dollars) secured by 55,000,000 rubles (approximately $1.8 million in U.S. dollars) in restricted cash. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. The balance of this loan was $0 and $1.8 million at December 31, 2013 and 2012, respectively.

NOTE 11. ACCRUED EXPENSES

At December 31, 2013 and December 31, 2012, accrued expenses amounted to $3,484,963 and $910,022, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012 (as restated)
Accrued professional fees	$711,340	$470,382
Residual advances	240,000	-
Accrued income and VAT taxes	350,743	-
Promotional expense	261,311	221,311
Accrued interest	196,396	39,421
Accrued bonus	1,265,597	-
Accrued payroll	282,804	36,816
Other accrued expenses	176,772	142,092
	$3,484,963	$910,022

Accrued performance bonuses of $1,265,597 is attributed to the TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 12. LONG TERM DEBT

The Company assumed several long-term debt obligations in connection with its acquisition of the business assets of Unified Payments on April 16, 2013, which are summarized in the below tables.

The components of the Company’s outstanding long-term debt as of December 31, 2013 are as follows:

MBF Merchant Capital LLC	$5,000,584
RBL Capital Group, LLC	2,565,306
Capital Sources	2,300,000
Georgia Notes, LLC	11,098,066
Other	107,668
Subtotal	$21,071,624
Less: Current Portion	(3,816,093)
Long Term Debt	$17,255,531

MBF Merchant Capital, LLC

The note payable to MBF Merchant Capital, LLC has a loan balance of $5,000,584, with a stated interest rate of 9.75 % and monthly principal and interest payments of $82,371 per month through March 15, 2016 and a balloon payment of $3,641,767 (includes accrued interest), which is due on March 15, 2016.

RBL Capital Group, LLC

The Company assumed two long-term notes with RBL Capital Group, LLC:

One note provided for a 15.635 % interest rate and an assumed balance of the note, which was $1,532,853 at the acquisition date. The note requires monthly payments of $77,560 per month and is secured by the residuals received by a legacy processor of Process Pink. The Company assumed an amendment whereby, in the event that the cash flow ratio, as defined in the loan agreement is at the end of any calendar month less than 2:1 for two consecutive months, then the Company will be obligated to increase the monthly principal and interest payment to be $125,000 until such time the ratio falls below 2:1 for two consecutive months. Certain prepayment penalties exist, up to a maximum of 4% of the amount pre-paid, if the note is paid prior to maturity. The loan is collateralized by a security agreement whereby the lender has a senior priority security interest in the assets of the borrower. As of December 31, 2013, the lender has agreed not to accelerate any payments. The Company has been making interest payment only since July 2013. In addition the Company was required to accrue and recognize $70,750 of additional restructuring interest. Per subsequent events in Note 19, the loan has been fully repaid as of April 7, 2014. The Company paid RBL $1,567,693 in principal, interest and fees to settle this note.

The second note provided for a 15.635 % interest rate and an assumed balance of the note, which was $1,673,485 at the acquisition date. The note requires monthly payments of $84,584 per month and is secured by residuals received by a legacy processor of TOT BPS, LLC. The Company assumed an amendment whereby, in the event of the cash flow ratio, as defined in the loan agreement, is at the end of any calendar month less than 1.7:1 for 3 consecutive months, then the Company will be obligated to increase the monthly principal and interest payment to be $125,000 until such time the ratio falls below 1.7:1 for two consecutive months. As of December 31, 2013, the lender has agreed not to accelerate any payments. In addition the Company was required to accrue and recognize $77,157 of additional restructuring interest. Per subsequent events in Note 19, the loan has been fully repaid as of April 7, 2014. The Company paid RBL $1,034,150 in principal, interest and fees to settle this note.

Capital Sources of New York

The Company assumed the outstanding note payable of $2,300,000 in principal due to Capital Sources of New York. Under the terms of the note, the note is interest only through February 1, 2014, at which time principal and interest is payable in 24 equal installments of $111,519. The note bears interest at a rate of 15% per annum. The note is unsecured. The total principal outstanding under the note was $2,300,000 as of December 31, 2013. The Company has accrued interest related to the note of $234,250 as of December 31, 2013.

K 1 Holding Limited

On May 14, 2013, the Company executed and delivered to K 1 Holding Limited (“K1 Holding”) a promissory note, dated May 13, 2013, in the principal amount of $2 million, in connection with a loan in such amount made by K1 Holding to the Company. Proceeds from the loan are required to be used for general business purposes of the Company. Since there is no interest stated on this note, the Company used the effective interest method to calculate imputed interest at an effective rate of 13.25%. The Company recognized a discount on the loan of $463,358, resulting in an initial present value of $1,536,642. This discount will be amortized over the life of the loan as interest expense.  K1 Holding is an affiliate of Igor Yakovlevich Krutoy. Mr. Krutoy, through K1 Holding, owns a 33 % interest in the Company’s former subsidiary OOO Music1. At the time the K1 Note was entered into by the Company and the related loan made by K1 Holding to the Company, the Company was negotiating a letter agreement dated May 13, 2013 with TGR Capital, LLC (a company owned and controlled by Mike Zoi) and K1 Holding. The draft of that letter agreement at that time provided that, as a condition to K1 Holding making the foregoing loan to the Company and to K1 Holding entering into an agreement to provide certain business development consulting services to the Company, (i) the Company would issue to K1 Holding a number of restricted shares of common stock of the Company equal to 2% of the total issued and outstanding shares of common stock of the Company at the time of issuance and (ii) TGR Capital, LLC would transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding’s and Mr. Krutoy’s aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer. TGR Capital, LLC is an affiliate of Mike Zoi. The foregoing letter agreement was not finalized nor entered into by the parties at that time.

On September 25, 2013, the K1 Note was assumed by T1T Lab in connection with divesture of entertainment assets on that date.  At that time, the parties continued negotiating that letter agreement and agreed in principal that, pursuant to that letter agreement, (i) the Company would issue to K1 Holding a number of restricted shares of common stock of the Company equal to 4% (instead of 2% as initially contemplated) of the total issued and outstanding shares of common stock of the Company at the time of issuance and (ii) TGR Capital, LLC would transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding's and Mr. Krutoy's aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer (decreasing the amount of shares required to be transferred by TGR Capital, LLC to K1 Holding from 8% to 6% of the total issued and outstanding shares of common stock of the Company).

On December 5, 2013, the Company entered into (i) a letter agreement (the "K1 Agreement") with TGR Capital, LLC and K 1 Holding and (ii) a Services Agreement with K1 Holding (the "Services Agreement"). The K1 Agreement requires the Company to issue to K1 Holding a number of restricted shares of common stock of the Company equal to 4% of the total issued and outstanding shares of common stock of the Company at the time of issuance. Mr. Krutoy, through K1 Holding, owns a 33% equity interest in MUSIC 1 LLC (a/k/a OOO Music1), a former subsidiary of the Company. Further, the K1 Agreement requires TGR Capital, LLC to transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding's and Mr. Krutoy's aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer. The issuance and transfer of such shares of common stock to K1 Holding is consideration for the services to be provided pursuant to the Services Agreement (as described below) and for making a $2 million loan to the Company that was made on May 14, 2013 (the related promissory note was subsequently assumed by T1T Lab, LLC in connection with the Company's disposition of its online media subsidiaries to T1T Lab, LLC on September 25, 2013). T1T Lab, LLC is an affiliate of Mike Zoi. The issuance by the Company of any shares of its common stock to K1 Holding pursuant to the K1 Agreement was approved by the Company’s shareholders at the 2013 annual meeting of shareholders of the Company. The Services Agreement provides that K1 Holding will provide investor relations services for the Company and its affiliates outside the United States and that K1 Holding will assist the Company and its affiliates with future negotiations and maintaining their relationship with Mobile TeleSystems OJSC, MegaFon OJSC, OJSC VimpelCom (a/k/a Beeline) and their respective affiliates (collectively, the "Mobile Carriers"). The Company's subsidiary, TOT Money, has agreements to provide mobile payment processing services for electronic payments using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) initiated by the mobile phone subscribers of each of the Mobile Carriers in Russia. The term of the Services Agreement expires on December 5, 2015.

Georgia Notes, LLC

Pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon was converted into a 8% interest only loan with a face value of approximately $13.3 million (interest compounding annually with a balloon payment of approximately $13.3 million due on January 1, 2017). This convertible preferred membership interest is classified as long term debt in the accompanying consolidated balance sheets, at its present value of $11,098,066, which includes accrued interest, in accordance with the Contribution Agreement.

Scheduled Debt Principal Repayment

Scheduled principal repayments on all debt, including Georgia Notes, LLC as of December 31, 2013 are as follows:

2014	$3,816,093
2015	2,411,407
2016	3,746,058
2017	13,268,000
Subtotal	$23,241,558
Less: Unamortized debt discount	(2,169,934)
Balance as of December 31, 2013	$21,071,624

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

The Company also leases office space in Russia and the Ukraine. Total rent expense for these leases was $386,722 and $181,777 for the year ended December 31, 2013 and 2012, respectively. Future minimum lease payments are $202,317.

As discussed in Note 7, the Company entered into a settlement agreement with the former general director of TOT Money. Pursuant to the agreement, the former general director is to receive profit sharing of 30 % of the TOT Money profit as adjusted by certain items listed in the settlement agreement if they relevant for the period. The full amount of the settlement agreement ($3.8 million) has been reserved given the former general director resigned on February 10, 2014 and we do not believe we will collect this amount.

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court(Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  The defendant is the successor in interest to Paymentech.  On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division.  Plaintiffs’ opposition to First Data’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant's Reply to Plaintiff's opposition was filed October 31, 2013.  Defendant's filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013.  The case was subsequently dismissed and the Company has requested legal counsel to preserve its rights to Appeal the dismissal.

OOO-RM Invest

On March 17, 2014, the Company was served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with the Company allegedly agreeing: (a)to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that the Company would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that the Company would assume certain liabilities of Plaintiff; (d) that the Company would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that the Company would deliver the Digital SkyTechnologies ("DST'') account and stated key DST structures  to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (j) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (h) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that the Company breached its obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million.  The Company strongly denies the allegations referenced in the complaint and will vigorously defend its interests.

C&H Financial Services

During February 2014, the Company was served with a lawsuit filed in the 11th Judicial Circuit Court for Miami-Dade County, Florida, (the “Lawsuit”) by C&H Financial Services, Inc., (“C&H”), Anthony Holder, (“Holder”) and James Costanzo (“Costanzo”) -  (hereinafter C&H, Holder, and Costanzo are collectively referred to as “Plaintiffs”).  The Plaintiffs allege inter alia that that the Company breached a certain agreement dated July 31, 2013 between the parties relating to certain merchant payment processing accounts and are seeking judgment and unspecified compensatory damages from the Company.  Plaintiffs are also seeking certain other relief from the Court arising from the said agreement as well as declaratory relief regarding a disputed non-compete agreement entered into by Holder and Costanzo as former employees of the Company.  The Company vigorously disputes the allegations of the Plaintiffs and has engaged legal counsel to defend the lawsuit.

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

NOTE 14. RELATED PARTY TRANSACTIONS

As of December 31, 2013, the Company had $1,451,357 due to related parties, consisting primarily of $1,149,391 to T1T Lab, and $301,966 due to Enerfund, LLC (which is wholly-owned by Mike Zoi, a director and majority stockholder of the Company).  The $1,149,391 due to T1T Lab was forgiven in the first quarter of 2014 in exchange for our 10% interest in T1T Lab (See Subsequent Events Note 19).

NOTE 15. STOCKHOLDERS’ EQUITY

Subscription Agreements

On February 2, 2012, Net Element entered into a Subscription Agreement with one of its directors, Felix Vulis, pursuant to which Mr. Vulis purchased from the Company for $100,000: (i) 16,667 shares of common stock of the Company; (ii) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $10 per share; (iii) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $20 per share; and (iv) a three-year warrant to purchase up to an additional 16,667 shares of common stock of the Company with an exercise price of $40 per share. These warrants were cancelled on October 2, 2012 pursuant to the Merger Agreement with Net Element. The price of the Company’s stock was $13.60 on the date of grant and the Company recorded a corresponding compensation charge of $806,667 during the year ended December 31, 2012.

On February 23, 2012, Net Element entered into a Subscription Agreement pursuant to which it sold 333,333 newly issued shares of common stock of the Company to Kenges Rakishev for an aggregate purchase price of $2,000,000, or $6.00 per share. In connection with this Subscription Agreement, the Company recorded a corresponding compensation charge for $1,333,333 to recognize the difference between $6.00 per share and the market price of the stock on February 23, 2012 of $10.00 per share for the year ended December 31, 2012.

On April 6, 2012, the Company entered into a Joint Venture Agreement with Igor Yakovlevich Krutoy. Pursuant to the Joint Venture Agreement, the parties agreed to form a limited liability company under the laws of the Russian Federation named Music1 (“Music1 Russia”), which would be owned 67 % by the Company’s newly formed subsidiary Net Element Russia and 33 % by a newly formed company controlled by Mr. Krutoy which is to be named K1 Holdings. The general purpose of the Music1 Russia joint venture is to promote the Company’s www.music1.com platform in the Commonwealth of Independent States (CIS) countries (comprised of participating states of the former Soviet Union).

In accordance with the Joint Venture Agreement, on September 6, 2012 Mr. Krutoy entered into a Subscription Agreement to purchase 333,333 shares of Net Element common stock for an aggregate purchase price of $2 million, which amount was funded on June 6, 2012. A compensation charge of $800,000 was recorded to recognize the difference between the fair value and contracted value of shares provided for the year ended December 31, 2012.

For a nominal amount, K1 Holdings acquired a 33% ownership interest in Music1 Russia. The Company agreed to contribute to Music1 Russia (i) exclusive, non-assignable, royalty-free, perpetual, world-wide rights to use and operate the Internet domain www.music1.com (the “Website”), (ii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to use the Company’s Launchpad computer system technology for the operation of Internet based contests, (iii) non-exclusive, non-assignable, limited, royalty-free, perpetual, world-wide rights to integrate the Company’s Music Brain technology into the Website and (iv) not less than $2 million in the form of an interest-free loan to maintain the operations of Music1 Russia. Mr. Krutoy also agreed to (i) provide monetization opportunities; propositions and other business development introductions identified by Music1 Russia as having significant business potential and (ii) act as an advisor and Chairman of the Board of Directors of Music1 Russia for a period of two years. As consideration for such advisory services and services as Chairman of the Board of Directors of Music1 Russia, the Company agreed to issue Mr. Krutoy 125,000 shares of restricted stock of the Company, with half of such shares issued to Mr. Krutoy within one month after he becomes Chairman of Music1 Russia and the other half of such shares issued to Mr. Krutoy within one month after the start of the second calendar year of his term as Chairman of Music1 Russia. The Company did not issue any shares of restricted stock to Mr. Krutoy. Such obligation to issue shares of the Company was subsequently modified pursuant to a letter agreement dated December 5, 2013 with TGR Capital, LLC and K 1 Holding Limited.  Such agreement is summarized below.

On December 5, 2013, Net Element International, Inc. (the "Company") entered into (i) a letter agreement (the "K1 Agreement") with TGR Capital, LLC and K 1 Holding Limited ("K1 Holding") and (ii) a Services Agreement with K1 Holding (the "Services Agreement"). The K1 Agreement requires the Company to issue to K1 Holding a number of restricted shares of common stock of the Company equal to 4% of the total issued and outstanding shares of common stock of the Company at the time of issuance or 1,125,109 shares. This letter agreement provides that such issuance is in lieu of and will satisfy all obligations to issue any shares or any other equity interest in the Company or its predecessors or successor to Mr. Krutoy or his affiliates under any previous agreements. Mr. Krutoy, through K1 Holding, owns a 33% equity interest in MUSIC 1 LLC (a/k/a OOO Music1), a former subsidiary of the Company.  The Company recorded a compensation charge of $2,587,749 for the year ended December 31, 2013. Further, the K1 Agreement requires TGR Capital, LLC to transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding's and Mr. Krutoy's aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer. The issuance and transfer of such shares of common stock to K1 Holding is consideration for the services to be provided pursuant to the Services Agreement (as described below) and for making a $2 million loan to the Company that was made on May 14, 2013 (the related promissory note was subsequently assumed by T1T Lab, LLC in connection with the Company's disposition of its online media subsidiaries to T1T Lab, LLC on September 25, 2013). Each of TGR Capital, LLC and T1T Lab, LLC is an affiliate of the Company's director and majority shareholder, Mike Zoi.

The Services Agreement provides that K1 Holding will provide investor relations services for the Company and its affiliates outside the United States and that K1 Holding will assist the Company and its affiliates with future negotiations and maintaining their relationship with Mobile TeleSystems OJSC, MegaFon OJSC, OJSC VimpelCom (a/k/a Beeline) and their respective affiliates (collectively, the "Mobile Carriers"). The Company's subsidiary, TOT Money, has agreements to provide mobile payment processing services for electronic payments using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) initiated by the mobile phone subscribers of each of the Mobile Carriers in Russia. The term of the Services Agreement expires on December 5, 2015.

Other

During December 2012, the Company’s Board of Directors authorized, and the Company announced on December 10, 2012, a plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. For the year ended December 31, 2013, the Company repurchased 169,022 shares of its common stock for $477,936 or an average price of $2.83 per share including 137,207 shares that were repurchased by the Company in a private transaction outside the parameter of the publicly announced repurchase plan.

On September 4, 2013, the Company entered into a letter agreement, dated as of August 28, 2013, with Oleg Firer, Steven Wolberg, Georgia Notes 18 LLC and Vladimir Sadovskiy, pursuant to which the Company agreed, subject to approval of the Company's shareholders, to issue such number of shares of Common Stock of the Company equal to 10% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares in exchange for the Company's acquisition of the outstanding 10% minority interest in the Company's 90%-owned subsidiary, TOT Group, Inc. Pursuant to this agreement, the Company is obligated to issue to Mr. Firer (who is Chief Executive Officer and a director of the Company) 4.5% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 2% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares. The agreement was subject to shareholder approval which occurred on December 5, 2013. The Company recorded a compensation charge of $13,305,817 for the year ended December 31, 2013.

On September 25, 2013, the Company entered into a Contribution Agreement with T1T Lab, LLC, a Florida limited liability company ("T1T Lab"), and T1T Group, LLC, a Delaware limited liability company, pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the "Disposed Subsidiaries"). The Disposed Subsidiaries constitute all of the Company's interests in online media businesses and operations (referred to herein collectively as the Company's "entertainment assets"). Pursuant to the Contribution Agreement, the Company contributed to T1T Lab all of its membership and participation interests in the Disposed Subsidiaries and agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000, a portion of which may be paid in the form of future services provided by the Company. In exchange for such contributions, the Company was issued a 10% membership interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K 1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable by the Disposed Subsidiaries to the Company, on the one hand, and by the Company to the Disposed Subsidiaries, on the other hand, were forgiven by the Company and T1T Lab (as applicable). Total intercompany loans forgiven by the Company, net of the total intercompany loans forgiven by the Disposed Subsidiaries, was $9,254,725. The remaining 90% membership interest in T1T Lab is owned by T1T Group, LLC, which is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi). On February 11, 2014, Net Element, Inc. (the "Company") executed an Assignment of Membership Interest in favor of T1T Group, LLC ("T1T Group”). Pursuant to such assignment, the Company transferred to T1T Group all of the Company’s Interests in T1T LAB, LLC in consideration for the Company being released from all of its obligations to T1T LAB, LLC (including the obligations to make capital contributions to T1T LAB, LLC). The Company previously owned ten percent (10%) of the membership interest in T1T LAB, LLC. Upon such assignment, the Company has no further interests or obligations to T1T LAB, LLC.

On December 5, 2013, the Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the "2013 Plan"). The purpose of the 2013 Plan is to encourage and enable employees, independent contractors and directors of the Company and its subsidiaries to acquire a proprietary interest in the Company through the ownership of the Company's Common Stock and other rights with respect to the Company's Common Stock. Such ownership is intended to provide such employees, independent contractors and directors with a more direct stake in the future welfare of the Company. It is also expected that the 2013 Plan will encourage qualified persons to seek and accept employment with the Company and its subsidiaries and to become and remain directors of the Company. Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options ("Incentive Stock Options") meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"); (ii) non-qualified stock options ("Non-Qualified Stock Options") (unless otherwise indicated, references to "Options" include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights ("Stock Appreciation Rights"), which may be awarded either in tandem with Options ("Tandem Stock Appreciation Rights") or on a stand-alone basis ("Nontandem Stock Appreciation Rights"); (iv) shares of Common Stock that are restricted ("Restricted Shares"); (v) units representing shares of Common Stock ("Performance Shares"); (vi) units that do not represent shares of Common Stock but which may be paid in the form of Common Stock ("Performance Units"); and (vii) shares of Common Stock that are not subject to any conditions to vesting ("Unrestricted Shares"). The maximum aggregate number of shares of Common Stock available for award under the 2013 Plan is 5,630,000, subject to adjustment as provided for in the 2013 Plan. Shares of Common Stock issued pursuant to the 2013 Plan may be either authorized but unissued shares or issued shares reacquired by the Company. In the event that prior to the end of the period during which Options may be granted under the 2013 Plan, any Option or any Nontandem Stock Appreciation Right under the 2013 Plan expires unexercised or is terminated, surrendered or cancelled (other than in connection with the exercise of Stock Appreciation Rights) without being exercised in whole or in part for any reason, or any Restricted Shares, Performance Shares or Performance Units are forfeited, or if such awards are settled in cash in lieu of shares of Common Stock, then such shares will be available for subsequent awards under the 2013 Plan. The 2013 Plan will be administered by the compensation committee. The compensation committee will have the power and authority to, among other things: (i) grant Options and determine the purchase price of the Common Stock covered by each Option, the term of each Option, the number of shares of Common Stock to be covered by each Option and any performance objectives or vesting standards applicable to each Option; (ii) designate Options as Incentive Stock Options or Non-Qualified Stock Options and determine which Options, if any, will be accompanied by Tandem Stock Appreciation Rights; (iii) grant Tandem Stock Appreciation Rights and Nontandem Stock Appreciation Rights and determine the terms and conditions of such rights; (iv) grant Restricted Shares and determine the terms of the restricted period and other conditions and restrictions applicable to such shares; (v) grant Performance Shares and Performance Units and determine the performance objectives, performance periods and other conditions applicable to such shares or units; (vi) grant Unrestricted Shares; and (vii) determine the employees, independent contractors and directors to whom, and the time or times at which, Options, Stock Appreciation Rights, Restricted Shares, Performance Shares, Performance Units and Unrestricted Shares will be granted. Awards may be made to all employees, independent contractors (including persons other than individuals) and directors of the Company or any of its subsidiaries. In determining the employees, independent contractors and directors to whom awards will be granted and the number to be covered by each award, the compensation committee will take into account the nature of the services rendered by such employees, independent contractors and directors, their present and potential contributions to the success of the Company and its subsidiaries and such other factors as the compensation committee deems relevant.

On December 5, 2013, shareholders approved the issuance of 75,000 shares to Curtis Wolfe. On May 10, 2013, the Company entered into a Settlement, Separation Agreement and General Release (the "Separation Agreement") with Curtis Wolfe. A copy of the Separation Agreement is attached as Appendix "B" hereto. Mr. Wolfe is a former employee and the former Secretary of the Company and he is the Chief Executive Officer and Chairman of our 70%-owned subsidiary, LegalGuru LLC. Mr. Wolfe also owns the remaining 30% interest in LegalGuru LLC through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member). Mr. Wolfe's employment with the Company was effectively terminated as of February 15, 2013 since that is that is the approximate date when Mr. Wolfe discontinued providing services to the Company, although he continued to hold the position of Secretary of the Company until April 10, 2013. Pursuant to the Separation Agreement, the Company agreed, subject to the approval of shareholders at the annual meeting, to issue to Mr. Wolfe 75,000 shares of Common Stock of the Company as severance and compensation for his service as an employee of the Company until February 15, 2013. The Company agreed that Mr. Wolfe would have piggyback registration rights with respect to these shares of Common Stock. The Company recorded a compensation charge of $356,250 for the year ended December 31, 2013.

During 2013, the Company issued common stock to the members of its Board of Directors and recorded a compensation charge of $300,004.

NOTE 16. WARRANTS

At December 31, 2013, the Company had 8,938,900 warrants outstanding (as a result of 1,100 warrants exercised during 2012) with a weighted average exercise price of $7.50 and a weighted average contract term of 3.75 years. These warrants have no value as of December 31, 2013 and 2012.

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

On February 12, 2013, the Company filed a registration statement on Form S-3 (File No. 333-186621), as subsequently amended, in order to register (i) the resale from time to time by the selling security holders identified therein of up to 4,340,000 warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) to Cazador Sub Holdings Ltd. in connection with a private placement prior to the Company’s initial public offering and that became exercisable beginning on April 2, 2013 , and (ii) the issuance and sale by the Company of up to 4,340,000 shares of common stock upon exercise of such warrants. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. As of the date this Report was filed with the Commission, that registration statement has not been declared effective by the Commission. Of the 4,340,000 warrants issued, Francesco Piovanetti (the former Chief Executive Officer and a former director of the Company) and David P. Kelley II (a current director of the Company) own 3,609,631 and 14,000 warrants, respectively, to purchase an aggregate of 3,623,631 shares of the Company’s common stock.

NOTE 17. INCOME TAXES

The components of loss from continuing operations before income tax provision are as follows:

	December 31,	December 31,
	2013	2012 (as restated)
United States	$(38,963,263)	$(12,148,458)
Foreign	(8,922,473)	(919,325)
	$(47,885,736)	$(13,067,783)

There was no U.S. current or deferred income tax provision for the years ended December 31, 2013 and 2012. There was a current foreign tax provision of $213,284 and $155,683 for the years ended December 31, 2013 and 2012.

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate at December 31, 2013 and December 31, 2012:

	December 31,	December 31,
	2013	2012 (as restated)
U. S. Federal statutory income tax rate	34.0%	34.0%
State income tax, net of federal tax benefit	1.7%	1.9%
Compensation related permanent differences	-11.8%	-16.2%
Difference in foreign tax rates	-0.9%	-1.6%
Nondeductible provision for loan losses	-4.5%	-
Change in uncertain tax liabilities	-0.4%	-
Increase in valuation allowance	-18.5%	-19.3%
Effective income tax rate	-0.4%	-1.2%

The effective tax rate on operations of 0.4% at December 31, 2013 varied from the statutory rate of 34%, primarily due to the permanent difference related to non-cash compensation, provision for loan losses, and the increase in our valuation allowance.

Significant components of our deferred tax assets and liabilities as of December 31, 2013 and December 31, 2012 are as follows:

	December 31,	December 31,
	2013	2012 (as restated)
Deferred tax assets:
Net operating loss carry forwards	$12,343,403	$9,722,855
Basis difference in goodwill	3,917,676	-
Share based compensation	-	72,940
Basis difference in intangible assets	648,940	104,464
Allowance for bad debt (US)	480,515	-
Valuation allowance for deferred tax assets	(17,371,908)	(9,841,545)
Total deferred tax assets	18,626	58,714

Deferred tax liabilities:
Basis difference in fixed assets	(18,626)	(13,180)
Basis difference in intangible assets	-	(45,534)
Total deferred tax liabilities	(18,626)	(58,714)

Net deferred taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At December 31, 2013 and December 31, 2012, we had cumulative federal net operating losses (“NOLs”) carry forwards of approximately $32.8 million and $25.0 million, respectively. We also have $20.9 million and $13.2 million in state NOLs and $10.1 million and $1.5 in foreign NOLs as of December 31, 2013 and 2012, respectively. The valuation allowance was increased by $7.5 million in fiscal year 2013. The fiscal 2013 increase was primarily related to additional operating loss incurred, and difference in tax and book basis of goodwill. We have considered all the evidence, both positive and negative, that the NOLs and other deferred tax assets may not be realized and have recorded a valuation allowance for $17.4 million. The federal NOLs begin to expire in December 2025 while the state NOLs begin to expire in 2025 and foreign NOLs begin to expire in 2023.

The Company’s ability to utilize NOL carryforwards to reduce future federal taxable income and federal income tax of the Company is subject to various limitations under Internal Revenue Code (“IRC”) Section 382. The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the issuance or exercise of rights to acquire stock, the purchase or sale of stock by 5% stockholders, as defined in the Treasury regulations, and the offering of stock of Net Element, Inc. during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of Net Element, Inc. The Company experienced ownership changes within the meaning of IRC Section 382 during the past three years which on an aggregate basis, exceeded 50%. The Company has NOL carryforwards will be limited in future years, due to IRC Section 382 limitations. The limitation does not result in a current federal tax liability for the year ended December 31, 2013.

The Company reassesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where it is more-likely-than-not that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is not more-likely-than-not that a tax benefit will be sustained, no tax benefit has been recognized in the Company’s financial statements.

The Company had no unrecognized tax benefits as of December 31, 2012. The Company had approximately $200,000 in gross increase in unrecognized tax positions for the year ended December 31, 2013, that if recognized, would affect the Company’s annual effective tax rate. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense as a component of the income tax (benefit) expense in the Company’s Consolidated Statements of Operations and the corresponding liability is included in accrued expenses in its Consolidated Balance Sheets. The amount of interest and penalties recognized by the Company in the years ended December 31, 2013 was minimal.

NOTE 18. SEGMENT INFORMATION

The Company previously owned several popular content monetization verticals (i.e., interests in online media businesses and operations) that were divested during the quarter ended September 30, 2013 (see Note 5 for additional information regarding this divestiture). As a result of this divestiture, the Company now has only one reportable business segment, consisting of mobile commerce and payment processing. Operations of the divested businesses are presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss.

NOTE 19. SUBSEQUENT EVENTS

On February 11, 2014, Net Element, Inc. (the "Company") executed an Assignment of Membership Interest in favor of T1T Group, LLC ("T1T Group”). Pursuant to such assignment, the Company transferred to T1T Group all of the Company’s Interests in T1T LAB, LLC in consideration for the Company being released from all of its obligations to T1T LAB, LLC (including the obligations to make capital contributions to T1T LAB, LLC). The Company previously owned ten percent (10%) of the membership interest in T1T LAB, LLC. Upon such assignment, the Company has no further interests or obligations to T1T LAB, LLC. Oleg Firer, previously appointed as an “Executive” of T1T LAB, LLC, resigned his position with that entity effective February 11, 2014.

On February 8, 2014, Dmitry Kozko, who was previously in charge of operations of certain entities that were recently divested by the Company, formally resigned as Director and Officer of the Company.

On March 17, 2014, the Company was served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with the Company allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that the Company would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that the Company would assume certain liabilities of Plaintiff; (d) that the Company would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that the Company would deliver the Digital SkyTechnologies ("DST'') account and stated key DST structures to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (j) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (h) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that the Company breached its obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million. The Company strongly denies the allegations referenced in the complaint and will vigorously defend its interests.

On April 7, 2014 the Company paid off and satisfied its debts with RBL Capital corp., which consisted of two notes: One note with a remaining principal balance of $1,416,926 as March 31, 2014 and one note with a principal balance of $934,030 as of March 31, 2014.

The note with the principal balance of $1,416,926 provided for the payoff of restructuring interest accrued in the amount of $92,239. The loan pay off also provided for pro rata interest in the amount of $16,020 and a prepayment premium in the amount of $42,508, which was also charge to interest expense. The total payoff for this note amounted to $1,567,693. The note required monthly payments of $77,560 in principal and interest at 15.636%, plus an additional 5% in restructuring interest, to be accrued from January, 2013 through March 2015 to total $106,856.

A second note with the principal balance of $934,030 provided for the payoff of restructuring interest accrued in the amount of $90,615. The loan payoff also provided for pro rata interest in the amount of $9,505 and had no prepayment premium. The total payoff of this note amounted to $1,034,150. The note required monthly payments of $84,584 in principal and interest plus an additional 5% restructuring interest, to be accrued from January 2013 through March 2015 to total $116,533.

The Company is currently negotiating an $11.2 million convertible note with Cayman Invest, SA. The draft terms of the agreement call for an interest rate of 0% and in the event of default a 12% rate, maturity date of March 31, 2015 and certain conversion features. The automatic conversion feature provides for 15% of fully diluted shares to be issued upon the Company raising $10 million in qualified financing from a third party. Cayman Invest, SA can also convert, at their sole discretion, under the same terms at any time. Although the terms and agreement have not been fully agreed to, Cayman Invest, SA has advanced $6,180,000 between January 1 and April 15, 2014 in anticipation of the signing of the convertible loan agreement.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 12, 2012, by and between Cazador Acquisition Corporation Ltd. and Net Element, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2012)

2.2	Contribution Agreement, dated April 16, 2013, among Net Element International, Inc., Unified Payments, LLC, TOT Group, Inc., Oleg Firer, and Georgia Notes 18 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013.

2.3	Term Sheet, dated May 20, 2013, among TOT Group, Inc., Net Element International, Inc. and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2013)

2.4	Asset Purchase Agreement, dated June 18, 2013, between Aptito, LLC and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2013)

2.5	Letter of Intent, dated June 27, 2013, among TOT Group, Inc., Net Element International, Inc., Quickpay USA, Inc., UPC-Kazakhstan, LLP, United Processing System of Panama, Inc., Quickpay Multinational Payment System LTD, MPS, LLC, MPS, LTD, Quickpay Columbia SAS, System Quickpay, LLC and Express MIT, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2013)

2.6	Contribution Agreement, dated September 25, 2013, among T1T Lab, LLC, Net Element International, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2013)

2.7*	Assignment of Membership Interest, dated February 11, 2014, among T1T Group, LLC, Net Element, Inc., and T1T LAB, LLC

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

4.1	Specimen Common Stock Certificate of Net Element International, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Company with the Commission on August 31, 2012)

4.2	Warrant Certificate of Cazador Acquisition Corporation Ltd. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

4.3	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others (incorporated by reference to Exhibit 10.5 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.4	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

10.2	Memorandum of Understanding, dated March 23, 2012, by and between Cazador Acquisition Corporation Ltd. and Cazador Sub-Holdings Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 30, 2012)

10.3	Lease Agreement, dated October 8, 2010, between Net Element, Inc. and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on March 1, 2012)

10.4	Amendment, dated November 16, 2011, between Net Element, Inc. and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on March 1, 2012)

10.5	Second Amendment, dated September 28, 2012, between Net Element, Inc. and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.6	Third Amendment, dated October 31, 2012, between Net Element, Inc. and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.7	Fourth Amendment, dated November 30, 2012, between Net Element, Inc. and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.8	Fifth Amendment, dated December 31, 2012, between Net Element, Inc. and 1450 South Miami, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.9	Membership Interest Purchase Agreement (Motorsport) dated as of February 1, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.10	Amendment, dated as of January 10, 2012, among Motorsport, LLC, Tom Haapanen, Jack Durbin, Nancy Schilke and Eric Gilbert (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2012)

10.11#	Letter Agreement, dated June 6, 2012, between Net Element, Inc. and Richard Lappenbusch, amending and restating the Offer Letter dated February 13, 2011 between Net Element, Inc. and Richard Lappenbusch (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on June 11, 2012)

10.12#	Separation Agreement and General Release, dated November 16, 2012, between Net Element International, Inc. and Richard Lappenbusch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 23, 2012)

10.13	Amended and Restated Guru Joint Venture Agreement, dated as of December 31, 2011, between Net Element, Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 30, 2012)

10.14	Limited Liability Company Operating Agreement of LegalGuru LLC, dated effective as of March 31, 2011, among LegalGuru LLC, Net Element, Inc. and Lobos Advisors, LLC (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on April 30, 2012)

10.15	Joint Venture Agreement, dated April 6, 2012, between Net Element, Inc. and Igor Yakovlevich Krutoy (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 12, 2012)

10.16	Promissory Note and Loan Agreement, dated May 14, 2012, between Enerfund, LLC and Net Element, Inc. (incorporated by reference to Exhibit 10.10 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Commission on May 15, 2012)

10.17	Loan Agreement, dated June 26, 2012, between Green Venture Group, LLC and OOO Net Element Russia (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 2, 2012)

10.18	Loan Agreement, dated July 4, 2012, between OOO Sat-Moscow and OOO Net Element Russia (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 10, 2012)

10.19	Credit Agreement, dated August 17, 2012, between Alpha-Bank and OOO TOT Money (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.20	Agreement of Property Rights Pledge, dated August 17, 2012, between Alpha-Bank and OOO TOT Money (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.21	General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO TOT Money (including related supplementary agreements) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2012)

10.22	Supplemental Agreements dated September 19, 2012, which amend the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO TOT Money

10.23#	Management and Consulting Services Agreement, dated October 24, 2012, between Bond Street Management LLC and Net Element International Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2012)

10.24	Agreement on transfer of rights and obligations, dated July 1, 2012, among Mobile Telesystems OJSC, OOO RM-Invest and OOO TOT Money, with respect to Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from this Agreement. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.25	Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (including material supplementary agreements related thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. D0811373 and certain of the material supplementary agreements related thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.26	Contract No. CPA-86, dated September 1, 2012, between OJSC Megafon and OOO TOT Money (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA-86. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.27	Contract No. 0382, dated September 20, 2012, between OJSC VimpelCom and OOO TOT Money (including Supplementary Agreement No. 1 thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. 0382 and Supplementary Agreement No. 1 thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.28	Loan Agreement, dated November 26, 2012, between Net Element International, Inc. and Infratont Equities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2012)

10.29	Term Sheet, dated March 8, 2013, between Unified Payments, LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.30	Loan Agreement, dated March 8, 2013, among Net Element International, Inc., Unified Payments, LLC, Oleg Firer and Georgia Notes 18 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.31	Form of Secured Revolving Note made by Unified Payments, LLC and payable to Net Element International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.32	Non-Recourse Guaranty, dated March 8, 2013, by Oleg Firer and Georgia Notes 18 LLC for the benefit of Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.33	Pledge Agreement, dated March 8, 2013, among Oleg Firer, Georgia Notes 18 LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.34

Loan Agreement, dated July 12, 2012, between OOO TOT Money and OOO RM Invest, as amended on July 30, 2012, August 17, 2012 and February 25, 2013 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.35	Termination Agreement for Management and Consulting Agreement, dated April 15, 2013, between Net Element International, Inc. and Bond Street Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013)

10.36	Form of Indemnification Agreement for executive officers, entered into between Net Element International, Inc. and each of Jonathan New, Dmitry Kozko, and Francesco Piovanetti (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 15, 2013)

10.37	Contract No. CPA/ML-17, dated March 1, 2013, between ZAO MegaLabs and OOO TOT Money (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 15, 2013) (Net Element, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA/ML-17. The omitted information has been separately filed with the Commission.)

10.38	Commercial Lease, dated May 1, 2013, between BGC LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.39	Promissory Note, dated May 13, 2013, in the original principal amount of $2 million made by Net Element International, Inc. and payable to K1 Holding Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.40	LegalGuru Restructuring Binding Term Sheet, dated May 10, 2013, among Net Element International, Inc., LegalGuru, LLC and Curtis Wolfe (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.41#	Letter Agreement, dated January 14, 2013, among OOO TOT Money, Tcahai Hairullaevich Katcaev and Varwood Holdings Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.42#	Letter Agreement, dated July 1, 2013, among OOO TOT Money, OOO NETE, Net Element International, Inc. and Tcahai Hairullaevich Katcaev (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.43#	Settlement, Separation Agreement and General Release, dated May 10, 2013, between Net Element International, Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.44	Letter Agreement, dated August 28, 2013, among Net Element International, Inc., Oleg Firer, Steven Wolberg, Vladimir Sadovskiy, Georgia Notes 18, LLC, Kenges Rakishev and Mike Zoi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013)

10.45	Services Agreement, dated December 5, 2013, between Net Element International, Inc. an K 1 Holding Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.46	Letter Agreement, dated December 5, 2013, among TGR Capital, LLC, Net Element International, Inc. and K 1 Holding Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

16.1	Letter regarding change in certifying accountant from Daszkal Bolton LLP to the Securities and Exchange Commission, dated November 21, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2012)

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101**	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language), is furnished electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2013 and 2012; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

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

