Form 10-Q
period 2014-03-31
Net Element, Inc.
filed 2014-05-15
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-34887

Net Element, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-1025599
(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

3363 NE 163rd Street, Suite 705
North Miami Beach, Florida	33160
(Address of principal executive offices)	(Zip Code)

(305) 507-8808

(Registrant’s telephone number, including area code)

Not applicable

  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐  No  ☒

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 9, 2014 was 32,419,550.

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

•	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;
•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
•	our and our bank sponsors’ ability to adhere to the standards of the Visa and MasterCard payment card associations;
•	our reliance on third-party processors and service providers;
•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
•	our ability to pass along increases in interchange costs and other costs to our merchants;
•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;
•	the effects of increased competition, which could adversely impact our financial performance;
•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
•	the effect of adverse business conditions on our merchants;
•	our ability to adopt technology to meet changing industry and customer needs or trends;
•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
•	the impact of seasonality on our operating results;
•	the impact of any failure in our systems due to factors beyond our control;
•	the impact of any material breaches in the security of third-party processing systems we use;
•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;
•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
•	our ability (or inability) to continue as a going concern;
•	the willingness of the Company’s majority stockholders, and/or other affiliates of the Company, to continue investing in the Company’s business to fund working capital requirements;
•	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
•	the other factors those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A of this Report and the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “Commission”).

If these or other risks and uncertainties (including those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A of this Report and the Company’s subsequent filings with the Commission materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the Commission after the date of this Report.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

2

Net Element, Inc.

Form 10-Q

For the Three months ended March 31, 2014

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$777,031	$126,319
Accounts receivable, net	6,492,892	10,619,289
Advances to aggregators, net	1,023,039	1,109,538
Prepaid expenses and other assets	737,683	834,025
Total current assets	9,030,645	12,689,171
Fixed assets, net	115,002	137,267
Intangible assets, net	2,488,225	2,964,424
Goodwill	6,671,750	6,671,750
Investment in affiliate	-	46,113
Total assets	$18,305,622	$22,508,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,887,403	$3,190,215
Deferred revenue	267,705	239,398
Accrued expenses	2,816,992	3,484,963
Short term loans	7,421,795	8,478,810
Notes payable (current portion)	1,566,423	3,816,093
Due to related parties	318,300	1,451,357
Total current liabilities	15,278,618	20,660,836
Notes payable (non-current portion)	19,634,348	17,255,531
Total liabilities	34,912,966	37,916,367

STOCKHOLDERS' DEFICIT
Preferred stock ($.01 par value, 1,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 32,319,550 and 32,273,298 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively)	3,233	3,229
Paid in capital	104,804,856	103,486,144
Stock subscription	149,707	329,406
Accumulated other comprehensive income (loss)	1,112,748	(170,550)
Accumulated deficit	(122,524,155)	(118,930,828)
Noncontrolling interest	(153,733)	(125,043)
Total stockholders' deficit	(16,607,344)	(15,407,642)
Total liabilities and stockholders' deficit	$18,305,622	$22,508,725

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Quarter ended Mar 31,
	2014	2013

Net revenues	$4,843,479	$868,150

Costs and expenses:
Cost of revenues	3,528,494	275,547
General and administrative (includes $52,050 and $0 of share based compensation for the quarter ended March 31, 2014 and 2013, respectively)	3,141,945	2,778,825
Provision for loan losses	101,711	406,585
Depreciation and amortization	591,699	35,710
Total costs and operating expenses	7,363,849	3,496,667
Loss from operations	(2,520,370)	(2,628,517)
Interest expense, net	(1,061,480)	(149,634)
Other expense	(235)	(84,550)
Loss from continuing operations before income tax provision	(3,582,085)	(2,862,701)
Income tax provision	(39,933)	-
Loss from continuing operations	(3,622,018)	(2,862,701)
Net loss (income) attributable to the noncontrolling interest	28,690	(188)
Discontinued operations:
Loss from operations of discontinued entities	-	(370,942)
Total discontinued operations	-	(370,942)
Net loss	(3,593,328)	(3,233,831)
Foreign currency translation gain (loss)	1,283,298	(26,073)
Comprehensive loss	$(2,310,030)	$(3,259,904)

Loss per share - basic and diluted continuing operations	$(0.11)	$(0.10)
Loss per share - basic and diluted discontinued operations	-	(0.01)
Total loss per share	$(0.11)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	32,273,298	28,224,893

See accompanying notes to unaudited condensed consolidated financial statements

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Quarter Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,593,328)	$(3,233,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation	52,050	-
Depreciation and amortization	591,699	43,075
Provision for loan losses	-	406,585
Loss attributable to investment in subsidiary	-	83,823
Noncontrolling interest	(28,690)	(16,216)
Accounts receivable	4,487,829	(1,041,985)
Advances to aggregators	(5,580)	(3,758,314)
Prepaid expenses and other assets	87,008	200,096
Accounts payable	(252,415)	96,522
Accrued expenses	(599,629)	8,173
Adjustments for operating activities of continuing operations	4,332,272	(3,978,241)
Net cash provided by (used in) operating activities	738,944	(7,212,072)

Cash flows from investing activities- net of acquisitions:
Collections from notes receivable	-	5,531,562
Cash advanced to Unified Payments	-	(454,814)
Purchase of fixed assets	(97,117)	-
Disposal of fixed assets	-	3,357
Other	46,113	-
Net cash provided by (used in) investing activities	(51,004)	5,080,105

Cash flows from financing activities- net of acquisitions:
Repayment to financial institutions	(1,085,027)	(886,854)
Change in restricted cash	-	2,056,821
Cash paid for share repurchases	-	(472,695)
Repayment of amounts due to related parties	(754,240)	(89,381)
Note payable	1,932,266	-
Net cash provided by financing activities	92,999	607,891

Effect of exchange rate changes on cash	(130,227)	(26,073)
Net increase (decrease) in cash	650,712	(1,550,149)
Cash at beginning of period	126,319	3,579,737
Cash at end of period	$777,031	$2,029,588

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$574,233	$146,711
Taxes	$167,610	$196,425

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Net Element, Inc. (“Net Element” or the “Company”) is a financial technology-driven group specializing in mobile payments and other transactional services in emerging countries and in the United States. The Company operates in a single operating segment, that being a provider of transactional services and mobile payment solutions. The Company’s operating segment is based on geographic location. Geographic areas in which the Company operates include the United States, where through its U.S. based subsidiaries it generates revenues from transactional services and other payment technologies for small and medium-sized businesses (“SME”). Through TOT Group Russia and Net Element Russia, we operate the Company’s international segment focused on transactional services, mobile payments transactions and other payment technologies in emerging countries including Russian Federation and the Commonwealth of Independent States (“CIS”).

Business

The Company's transactional services enable its merchant vendors to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet or a mobile device. The Company markets and sells its services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third party resellers of the Company's products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, the Company partners with banks such as BMO Harris Bank, N.A.in the United States to sponsor the Company for membership in the Visa(R), MasterCard(R) or other card associations and to settle transactions with merchants. The Company performs core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services. The Company's mobile payments business provides carrier-integrated mobile payments solutions. The Company's relationships with mobile operators give the Company substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer its clients In-App, P-SMS, Online and Carrier Billing.

Basis of Presentation

The accompanying condensed consolidated financial statements of Net Element have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of the condensed consolidated financial position and results of operations for the related periods. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated results of operations for any interim periods are not necessarily indicative of results to be expected for the full year.

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

Cash and Cash Equivalents

The Company maintains its U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. Prior to January 1, 2014, all U.S. non-interest bearing transaction accounts were fully insured, regardless of the balance in the account, at all FDIC insured institutions. At March 31, 2014, the bank balances exceed FDIC insured institution limits of $250,000 by approximately $281,600. The bank balances at December 31, 2013 did not exceed FDIC limits.

The Company maintains approximately $252,400 and $45,519 in uninsured Russian, Ukraine and Cayman Islands bank accounts as of March 31, 2014 and December 31, 2013, respectively.

Other Current Assets

The Company maintains an inventory of terminals, which it uses to service both merchants and independent sales agents. If the terminals are sold for a fee, the Company expenses the cost of these terminals, plus any set up fees at the time of the sale. Many times, the Company will give away the terminals as an incentive to stay with the Company for an average of a three year period. In this case the cost of the terminal plus any set up fees will be amortized over three years, which is the average length of a merchant contract. If the merchants leave before the end of their contract, they are obligated to either return the terminal or pay for the terminal. The Company has $474,015 in terminals and Apple® iPads and related equipment purchased of which $284,934 has been placed with merchants. Amortization of these terminals amounted to $24,029 and $0 for the three months ended March 31, 2014 and 2013, respectively.

Fixed Assets

The Company depreciates its furniture, servers, software and equipment over a term of three to ten years. Computers and software are depreciated over terms between two and five years. Leasehold improvements are depreciated over the shorter of the economic life or term of each lease. All of the Company’s assets are depreciated on a straight-line basis for financial statement purposes.

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

Intangible Assets

Included in the Company’s intangible assets are merchant portfolios, which represent the net book value of an acquired merchant customer base, and are amortized on a straight-line basis over their respective useful lives, generally three to five years. Merchant portfolios are assessed for impairment if events or circumstances indicate that their respective carrying values are not recoverable from the future anticipated undiscounted net cash flows attributable to such assets. In such cases, the amount of any potential impairment would be measured as the excess, if any, of carrying value over the fair value of such assets. On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation (“FDR”). In its complaint, TOT Payments claims that FDR breached its obligations pursuant to a 2006 Marketing Agreement. Because the FDR case was dismissed, management has decided that the possibility of recovering fees is remote and therefore wrote off the remaining net asset value of the FDR Portfolio, for an impairment charge of $872,354 during the year ended December 31, 2013.

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

Accrued Residual Commissions

The Company pays commissions to independent sales groups (“ISGs”) based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by the Company on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. The Company reports commission payments as a cost of revenues in the accompanying consolidated statement of operations and comprehensive loss. As of March 31, 2014 the residual commission payable to ISGs and independent sales agents was $351,564 and was $451,374 at December 31, 2013. The company pays commission on annual fees it defers over twelve months. The Company pays its agents these commissions, in advance of recognizing the revenue. Therefore the Company deferred $115,700 of commissions on annual fees, which are included in prepaid expenses in the accompanying consolidated balance sheet and will recognize the deferred fees over the next twelve months. As of March 31, 2014 and December 31, 2013 the Company had $86,744 and $115,700 respectively, in deferred commissions. Commission payables are included in accounts payable in the accompanying consolidated balance sheets.

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to certain ISG’s for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins (future net cash flows) associated with merchant contracts. The up-front payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time of payment and the capitalized acquisition costs are primarily amortized on a straight-line basis over a period of three years.

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

During the three months ended March 31, 2014, the Company recorded $86,779 in additional capitalized customer acquisition costs and $43,542 in related additional amortization. The balance of customer acquisition costs, net of amortization is $423,748 and $380,511 at March 31, 2014 and December 31, 2013, respectively, and reflected in intangible assets in the accompanying consolidated balance sheets.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, accounts receivable, merchant portfolios, notes receivable, accounts payable and debt instruments. The carrying values of cash, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the debt of $21 million as of March 31, 2014 and $21 million at December 31, 2013 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in business combinations as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the Unified Payments acquisition, as discussed in Note 4, were measured at fair value by the Company at the acquisition date. The fair values of the Company’s merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on the Company’s most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment (see Note 4) was primarily based on observable inputs using company specific information and is classified as Level 3.

Concentrations

The Company’s total revenue was $4,843,479 for the three months ended March 31, 2014. Of this, $4,038,333 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $748,599 was derived from processing of mobile electronic payments.

The credit card processing revenues were derived from merchant customer transactions, which are processed primarily by two “third-party” processors. For the three months ended March 31, 2014, the Company processed 51% of its total revenue with Cynergy Data, and 30% with National Processing Company (NPC).

The mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the three months ended March 31, 2014, the Company processed 7% of its total revenue with Beeline (OJSC Vimpelcom), and 7% with MTS (Mobile TeleSystems OJSC).

Foreign Currency Transactions

The Company is subject to exchange rate risk in its foreign operations Russia, the functional currency of which is Russian Ruble and in Ukraine, the functional currency of which is Ukraine Hryvnia, where the Company generates service fee revenues and interest income and incurs product development, engineering, website development, interest expense, and general and administrative costs and expenses. The Ukrainian and Russian engineering operations pay a majority of their operating expenses in their local currencies, exposing the Company to exchange rate risk. Ukrainian salaries and consulting fees are negotiated and paid in U.S. dollars.

The Company does not engage in any currency hedging activities.

Revenue Recognition

The Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists, (2) performance of services has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, signed contract or website advertising insertion order. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.

The Company’s revenues for the three-month periods ended March 31, 2014 and 2013 are principally derived from the following sources:

Service Fees.  Service fees are generated primarily from TOT Money’s mobile payment processing and service fees.

The Company has multiple element arrangements that include bundled transactions with merchants encompassing annual PCI (payment card industry) fees, annual membership fees, and monthly processing fees.

The Company accounts for bundled transactions in accordance with Accounting Standard Update No 2009-13, “Multiple–Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 requires the use of the relative selling price method of allocating total consideration to units of accounting in a multiple element arrangement and eliminates the residual method. This accounting principle requires an entity to allocate revenue in an arrangement using estimated selling price deliverables if it does not have vendor specific objective evidence (VSOE) or third party evidence (TPE) of selling price.

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

The Company’s payment processing division derives revenues primarily from the electronic processing of services including: credit, debit and electronic benefits transfer card processing authorized and captured through third party networks, check conversion and guarantee, electronic gift certificate processing, and equipment leasing and sales. These revenues are recorded as bankcard and other processing transactions when processed.

Typically, fees charged to merchants for these processing services are based on a variable percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Merchant customers also may be charged miscellaneous fees, including statement fees, annual fees, monthly minimum fees, fees for handling chargebacks, gateway fees, and fees for other miscellaneous services.

The fair value for annual fees is based on the annual contract renewal price and is deemed to represent stand-alone selling price based upon VSOE. The fair value for processing is based on prices charged by our competitors for similar deliverables when sold separately and is deemed to represent stand-alone selling price based upon TPE.

Deferred revenue represents primarily amounts received in advance for annual fee billings and are recognized on a pro rata basis over the annual service period.

Generally, the Company (i) is the primary obligor in its arrangements with its merchant customers, (ii) has latitude in establishing the price of its services, (iii) has the ability to change the product and perform parts of the services, (iv) has discretion in supplier selection, (v) has latitude in determining the product and service specifications to meet the needs of its merchant customers, and (vi) assumes credit risk. In such cases, the Company reports revenues as gross of fees deducted by its sponsoring member banks, as well as fees deducted from card-issuing member banks and card associations (Visa/MasterCard) on behalf of its sponsoring member banks for interchange and assessments. These fees charged by the card associations to process the credit card transactions are recorded separately as cost of sales and interchange fees in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

Funds received by TOT Money from mobile operators include amounts due to aggregators for supplying billable transactions from content providers. Revenues are presented net of aggregator payments on the condensed consolidated financial statements of TOT Money as the collections are considered to be agency fees. TOT Money serves as agent to the mobile operators, performing a service for a fee.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At March 31, 2014 and 2013, the Company had 8,390,000 warrants issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three months ended March 31, 2014 and 2013, the Company did not recognize any charges for impairment of goodwill and intangible assets.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the condensed consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes net deferred tax assets to the extent that management believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that the Company would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company's evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years which remain subject to examination as of March 31, 2014. See Note 17 for discussion of the Company’s uncertain tax positions.

Recently Issued and Adopted Accounting Guidance

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides that an entity that has unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date should present the unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05,  Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)  (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Following the consolidation principles promulgated by U.S. GAAP, the condensed consolidated financial statements of the Company include Continuing Operations:

The following entities make up our continuing operations: (1) TOT Group, Inc., a 100% owned subsidiary formed in Delaware; (2) Netlab Systems, LLC, a wholly owned subsidiary formed in Florida; (3) NetLab Systems IP, LLC, a wholly owned subsidiary formed in Florida; (4) OOO Net Element Russia (“Net Element Russia”), a wholly owned subsidiary formed in Russia; (5) Net Element Services, LLC, a wholly owned subsidiary formed in Florida; and (6) A&R Music Holdings, LLC, a wholly owned subsidiary formed in Florida (operations discontinued January 31, 2013).

The subsidiaries listed above are the parent companies of several other subsidiaries, which hold the Company’s underlying investments or operating entities.

TOT Group is the parent company of TOT Payments, LLC (TOT Payments), a wholly owned subsidiary formed in Florida, Aptito, LLC, a 80% owned subsidiary formed in Florida (acquired June 18, 2013), TOT Group Ukraine LLC, a 51% subsidiary formed in Ukraine, TOT Group Cyprus, a wholly owned subsidiary formed in Cyprus, TOT Group Europe LTD, a wholly owned subsidiary formed in the United Kingdom, TOT Group UK, a wholly owned subsidiary formed in the United Kingdom, TOT Group Kazakhstan, LLC, a 51% owned subsidiary formed in Kazakhstan, and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.

•	TOT Payments, LLC is the parent company of:
-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida; and
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida.
•	OOO TOT Group Russia, is the parent company of its wholly owned subsidiary OOO TOT Money (a company formed in Russia) (30% of TOT Money was owned by Net Element Russia until September 15, 2013 when this interest was transferred to OOO TOT Group Russia).
•	Netlab Systems, LLC is the parent company of Tech Solutions LTD.
•	A&R Music Holdings (f/k/a Music1) was the parent company of A&R Music Live, LLC (“A&R Music Live”) (operations discontinued January 31, 2013).
•	Net Element Russia is the parent company of OOO TOT Group and OOO Music1 (Russia) (operations discontinued September 25, 2013). Net Element Russia owned 30% of OOO TOT Money until September 15, 2013 when this interest was transferred to OOO TOT Group Russia.

Discontinued Operations:

The following entities make up our discontinued operations: OOO Music1 (formerly a subsidiary of NETE Russia and divested on September 25, 2013); (2) Ya Talant (divested on September 25, 2013); (3) Splinex (also the parent company of IT Solutions, LTD and also divested on September 25, 2013); (4) MotorSport (also the parent of Motorsport.com, Inc. also divested on September 25, 2013); (5) Openfilm, LLC. (also the parent of Openfilm Studios, LLC (company closed June 2013) and Openfilm, Inc. (divested September 25, 2013)); and (6) Zivos, LLC (Ukraine) (divested September 25, 2013).

In addition, the condensed consolidated statements of operations and comprehensive loss and statements of cash flows contain activity through September 25, 2013 for discontinued operations of the Company’s on-line media businesses.   On September 25, 2013, the Company entered into a Contribution Agreement with T1T Lab, LLC, a Florida limited liability company (“T1T Lab”), and T1T Group, LLC, a Delaware limited liability company (“T1T Group”), pursuant to which on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) in exchange for a 10% interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries.   There are no amounts reported on the condensed consolidated balance sheets for the discontinued entities at March 31, 2014 and December 31, 2013 given the divesture occurred on September 25, 2013.   Prior periods have been adjusted to report the net assets and results from operations of these discontinued entities as discontinued operations.

All material intercompany accounts and transactions have been eliminated in this consolidation.

NOTE 3. GOING CONCERN CONSIDERATIONS

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of approximately $3.6 million for the quarter ended March 31, 2014, an accumulated deficit of approximately $122.5 million and negative working capital of approximately $6.2 million at March 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is continuing with its plan to further grow and expand its payment processing operations in emerging markets, particularly in Russia and surrounding countries. Management believes that its current operating strategy will provide the opportunity for the Company to continue as a going concern as long as we are able to obtain $10 million of additional financing; however, there is no assurance this will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The independent auditors’ report on the Company’s consolidated financial statements for the year ended December 31, 2013 contained an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern

NOTE 4. MERGER AND ACQUISITION TRANSACTIONS

Unified Payments

On April 16, 2013, the Company entered into a Contribution Agreement (the “Contribution Agreement”) with Unified Payments, LLC, a Delaware limited liability company, TOT Group, Oleg Firer, individually, and Georgia Notes 18 LLC, a Florida limited liability company. Pursuant to the Contribution Agreement, on April 16, 2013, certain subsidiaries of TOT Group, which were formed for the purpose of effectuating the transactions contemplated by the Contribution Agreement, acquired substantially all of the business assets of Unified Payments. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. As consideration for Unified Payments’ and its subsidiaries’ contribution of their assets to TOT Group subsidiaries, (a) the Company contributed to a subsidiary of TOT Group 70% of the equity interests in the Company’s subsidiary, OOO TOT Money (through which the Company operates its mobile commerce payment processing business); (b) TOT Group issued to Unified Payments 10% of TOT Group’s issued and outstanding common stock which was valued at approximately $600,000 (valued based on a discounted cash flow analysis of TOT Group adjusted for a lack of marketability discount); and (c) TOT Group assumed approximately $20.6 million in liabilities of Unified Payments and its subsidiaries. Had the acquisition occurred on January 1, 2013, revenue and net loss from operations would have increased by $5,662,740 and $1,081,218, respectively.

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated useful lives of acquired assets:

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

Intangible assets and merchant portfolios are being amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. Goodwill arising from the acquisition represents the estimated value of Unified Payments’ presence in key high growth markets, its assembled workforce, its management team's industry-specific project management expertise and synergies expected to be achieved from the combined operations of Unified Payments and TOT Money.

As part of its June 30, 2013 financial statement closing process, as well as the Company’s review of the independent valuation performed in connection with the Unified Payments business combination, the Company determined that the reported goodwill of its TOT Payments unit as of June 30, 2013 was impaired. The carrying amount of this reporting unit was negative as of June 30, 2013, thus the Company performed Step 2 of the goodwill impairment test as of June 30, 2013. The fair value of the reporting unit was determined based on a combination of the income approach (discounted cash flow analysis) and market approach. The result of the Step 2 analysis indicated that the TOT Payments reporting unit’s goodwill was impaired by approximately $11.2 million as of June 30, 2013. The Company recorded a non-cash, goodwill impairment charge of approximately $11.2 million for the three months ended June 30, 2013. At December 31, 2013, the Company performed its impairment test again and determined that no further impairment was necessary.

On September 4, 2013, the Company entered into a letter agreement, dated as of August 28, 2013, with Oleg Firer, Steven Wolberg, Georgia Notes 18 LLC and Vladimir Sadovskiy, pursuant to which the Company agreed, subject to approval of the Company's shareholders, to issue such number of shares of Common Stock of the Company equal to 10% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares in exchange for the Company's acquisition of the outstanding 10% noncontrolling interest in TOT Group, Inc. Pursuant to this agreement, the Company is obligated to issue to Mr. Firer (who is Chief Executive Officer and a director of the Company) 4.5% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 2% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares.

As of December 31, 2013, the number of shares, market price and total value for the 10% interest issued by the Company for the acquisition of the 10% minority interest of TOT Group, Inc. were 2,812,771 shares, $4.55 per share and $12,798,104, respectively. The Company’s non-cash compensation charge for this transaction was $13,305,817, which consists of the $12,798,104 total value of the shares issued by the Company, the negative book value of the 10% noncontrolling interest in TOT Group, Inc. of $1,107,713, less the fair value of the 10% TOT Group stock of $600,000.

Aptito

On June 18, 2013, Aptito, an indirect subsidiary of the Company, entered into an Asset Purchase Agreement with Aptito.com, Inc., a New York corporation (“Seller”), pursuant to which Aptito acquired on such date substantially all of the business assets of Seller. The business assets sold to Aptito by Seller include the development, implementation and sales of an all-in-one, cloud-based, digital point-of-sale software and customer relations management and payments platform, including the Restaurant mPOS, a tablet-based point-of-sale solution that combines traditional point-of-sale functionality with mobile ordering, payments, social media, intelligent offers, mobile applications, loyalty and transactional data all in one solution using Seller’s (and now Aptito’s) cloud-based payments platform.

As consideration for the acquired business assets, (a) Aptito assumed and simultaneously repaid $145,000 of outstanding indebtedness (with an original principal balance totaling $200,000); and (b) the Company agreed to issue to Seller 125,000 restricted shares of the Company’s common stock, which shares will vest quarterly over 12 months (valued at $718,750). The total purchase consideration was $918,750 and ascribed to goodwill. At March 31, 2014, 98,964 shares with a value of $569,043 have been vested.

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

Had the acquisition occurred on January 1, 2013, revenue and net loss from operations would have increased by $55,091 and $112,602, respectively.

NOTE 5. DISCONTINUED OPERATIONS

On September 25, 2013, the Company entered into a Contribution Agreement (the "Divestiture Contribution Agreement") with T1T Lab and T1T Group, pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the "Disposed Subsidiaries").   The Disposed Subsidiaries constitute all of the Company's interests in online media businesses and operations (referred to herein collectively as the Company's "entertainment assets").   As described further below, following the transactions effectuated pursuant to the Divestiture Contribution Agreement, the Company indirectly owned a minority interest in the Disposed Subsidiaries through its 10% membership interest in T1T Lab.   The Company disposed of its entertainment assets in order to focus its business operations on mobile payments, transactional services and related technologies and to reduce the significant expenses associated with developing and maintaining the entertainment assets.

Pursuant to the Divestiture Contribution Agreement, the Company contributed to T1T Lab all of its membership and participation interests in the Disposed Subsidiaries and agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000  (recorded as part of Due to related Parties (current portion) on the condensed consolidated balance sheet),  payable in full or in installments when requested by T1T Lab but in no event later than within the 12-month period after September 25, 2013 (unless such period is mutually extended in writing by the Company and T1T Group).

Subject to T1T Lab's prior written approval, a portion of the Company’s initial capital contribution may be made in the form of future services provided by the Company, with the value of such services to be agreed upon in writing between the Company and T1T Group prior to providing such services. The amount of the Company’s initial capital contribution is a negotiated amount required for T1T Lab to acquire the Disposed Subsidiaries. In exchange for such contributions, the Company was issued a 10% membership interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K 1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable by the Disposed Subsidiaries to the Company, on the one hand, and by the Company to the Disposed Subsidiaries, on the other hand, were forgiven by the Company and by T1T Lab (as applicable).  The investment, which amounted to $46,113, was accounted for under the cost method since the Company owns 10% of T1T Lab, LLC and does not influence the operations of T1T Lab, LLC.

In September 2013, the Company entered into a Contribution Agreement with T1T Lab and T1T Group, LLC, pursuant to which the Company contributed all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the "Disposed Subsidiaries") to T1T Lab for a 10% interest. On February 11, 2014, the Company agreed to transfer to T1T Group its 10% interest in T1T Labsin consideration for the Company being released from its obligations to T1T Lab (including the obligations to make capital contributions to T1T Lab).

T1T Group is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi, a director and majority stockholder of the Company).

Based on the foregoing, and in conformity with applicable accounting guidance, the Disposed Subsidiaries qualify as a discontinued operation.   Accordingly, financial results of the Disposed Subsidiaries have been reported as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for all periods presented.

For the three months ended March 31, 2013 the company’s discontinued operations contained revenues of $6,365, loss before income taxes of $370,942, an income tax provision of $0 and Net Loss from discontinued operations of $370,942.

As of March 31, 2014 and December 31, 2013, there were no assets or liabilities of discontinued operations because the entities were divested on September 25, 2013.

NOTE 6. NOTES RECEIVABLE

As of March 31, 2014 and December 31, 2013 the Company had net notes receivable as follows:

	March 31, 2014	December 31, 2013
Note receivable from former general director	$-	$1,834,302
Less: Allowance for uncollectible note receivable	-	(1,834,302)
Total note receivable, net	$-	$-

Former General Director TOT Money

The Company commenced its carrier-integrated mobile payment payments solutions operations, through its subsidiary TOT Money, during the third quarter of 2012. These operations consist of TOT Money paying aggregators for content to be provided to mobile operators. Aggregators are businesses that contract for content from many content providers and provide processing volume to TOT Money.   During the fourth quarter of 2012 and the six months ended June 30, 2013, TOT Money’s former general director was providing advances to aggregators based on projected processing volumes. Although the Company has a history of transactions with most aggregators, the Company does not obtain financial statements or bank references to complete a full credit review of each aggregator. In addition, aggregator advances are unsecured. As of December 31, 2012, the Company established a 10% reserve on these aggregator advances based on actual and estimated processing volumes subsequent to these dates, and concluded that the net aggregator advances were recoverable as of December 31, 2012.

During the second quarter of 2013, our new CEO and newly appointed management of TOT Group Russia completed its analysis of its aggregator and mobile operator relationships. As part of this review, management determined that the former general director of TOT Money provided advances to aggregators, which exceeded the future processing volumes to be provided by these aggregators. As a result, management concluded that a significant portion of these advanced amounts would not be recoverable in the form of future business from the aggregators. The former general director assumed responsibility for a certain amount of these advances and entered into a settlement agreement, to which TOT Money is to recover $3.8 million, based on future business development and profitability. The former general director was transferred to the role of commercial director with responsibility to develop and promote new business until February 10, 2014 when he resigned.

Due to the past history of losses of the TOT Money operations, coupled with the resignation of the former general director, management determined recovery of the remaining discounted balance is unlikely, and recorded an allowance of $3.8 million during 2013.

NOTE 7. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from processors and Russian mobile operators. Total accounts receivable amounted to $6,492,892 at March 31, 2014, consisting primarily of $4,905,352 in amounts due from Russian mobile operators and $1,585,864 of TOT Payments, Inc. merchant receivables.

The $1,585,864 of merchant receivables is net of a $103,031 allowance for amounts due from certain merchants. There were additional charges to bad debts for $101,711 for ACH rejects in the normal course of operations.

The cycle of the TOT Payments processing business begins when TOT Payments charges merchants for processing services, based on a variable percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Merchant customers also may be charged miscellaneous fees, including statement fees, annual fees monthly minimum fees, fees for handling chargebacks, gateway fees, and fees for other miscellaneous service.

The cycle of the Russian TOT Money mobile payment processing business begins with TOT Money advancing funds to aggregators for data traffic to be provided to mobile operators. Aggregators provide transactions to TOT Money for processing and billing to contract mobile operators. The mobile operator contracts and associated receivables are with the three largest mobile telecommunications companies in Russia: Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom. The Company does not reserve for these accounts receivable given payment history that the Company has with each mobile operator and the size of each mobile operator company. The collection cycle with mobile operators is approximately 45 days.

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

NOTE 8. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	March 31, 2014	December 31, 2013 (as restated)
Furniture and equipment	3 - 10	$222,051	$236,432
Computers	2 - 5	254,280	254,280
Leasehold improvements*		-	-
Total		476,331	490,712

Less: Accumulated depreciation		(361,329)	(353,445)

Total fixed assets, net		$115,002	$137,267

* Leasehold improvements are amortized over the shorter of the economic usefull life or the lease term.

Depreciation expense for the three months ended March 31, 2014 and 2013 was $28,721 and $35,710, respectively.

NOTE 9.  INTANGIBLE ASSETS

Merchant Portfolios

The following table reflects the Company’s merchant portfolio at their cost and net carrying value as of March 31, 2014:

		Remaining
		Useful Life in	Accumulated
	Cost	Months	Amortization	Net

TOT BPS, LLC	$1,852,851	15	$1,161,054	$691,797
TOT HPS, LLC	102,050	15	63,944	38,106
TOT FBS, LLC	968,010	22	441,466	526,543
	$2,922,911		$1,666,465	$1,256,446

The useful lives of merchant portfolios represent management’s best estimate over which the Company will recognize the economic benefits of these intangible assets.

The Company capitalizes certain development costs. Specifically, the Company capitalizes projects that are significant in terms of added functionality to the project. A capitalized project would be closer to a full product launch than an incremental or point release update. Costs for maintenance and minor updates are expensed as incurred. Capitalized costs are amortized over 24 months on a straight-line basis. The Company also capitalizes projects from the point of start to the point the application, service or website is publicly launched. Amortization is straight-line over 24 months. Impairment is reviewed quarterly to ensure only viable active project costs are capitalized.

In connection with the Unified Payments acquisition in 2013, two key executives signed covenants not to compete. These covenants have a three-year life.

At March 31, 2014, the Company had $2,488,225 of intangible assets of which $1,916,558 are attributed to TOT Group. Shown below are the details of intangible assets as of March 31, 2014:

	IP Sofware	Portfolios	Client Acquisition Costs	Covenant Not to Compete	Total
Balance at December 31, 2013	$243,825	$1,698,421	$380,511	$641,667	$2,964,424
Additions	-	-	86,779	-	86,779
Amortization	(7,461)	(441,975)	(43,542)	(70,000)	(562,978)
Impairment	-	-	-	-	-
Balance at March 31, 2014	$236,364	$1,256,446	$423,748	$571,667	$2,488,225

Amortization expense was $562,978 and $0 for the periods ended March 31, 2014 and 2013, respectively.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

2014	$1,461,470
2015	599,313
2016	222,919
2017	91,713
2018	112,810
Total	$2,488,225

NOTE 10. SHORT TERM LOANS

As of March 31, 2014 and December 31, 2013, the Company had approximately $7.4 million and $8.5 million, respectively, in short term loans payable under factoring and credit agreements with Alfa-Bank that was entered by the Company’s Russian subsidiary, TOT Money.

In September 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended, TOT Money assigned to Alfa-Bank its accounts receivable as security for financing up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The amount loaned by Alfa-Bank pursuant to the agreement with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the agreement, Alfa-Bank is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. The agreement expires on May 20, 2014 and is expected to be renewed or replaced with substantially the same terms. Interest on the factoring arrangement ranges from 9.70% to 11.95% annually of the amounts borrowed, with servicing fees ranging from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 million in U.S. dollars) per account receivable. TOT Money’s obligations under the agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is Chairman of the Board of Directors of the Company.

In August, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed of 53.9 million rubles (approximately $1.8 million in U.S. dollars) under the Credit Agreement is 3.55% per annum. The loan was secured by 55.0 million rubles of restricted cash (approximately $1.8 million in U.S. dollars). Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The line of credit expires on May 20, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. The balance outstanding on the line of credit was $0 at December 31, 2013 and March 31, 2014.  The Company does not plan to renew this Credit Agreement upon its expiration on May 20, 2014.

NOTE 11. ACCRUED EXPENSES

At March 31, 2014 and December 31, 2013, accrued expenses amounted to $2,816,992 and $3,484,963, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Accrued professional fees	$777,388	$711,340
Short Term Loan Advances	41,767	240,000
Accrued income and VAT taxes	80,589	350,743
Promotional expense	96,390	261,311
Accrued interest	240,624	196,396
Accrued payroll	104,594	282,804
Accrued bonus	1,343,780	1,265,597
Other accrued expenses	131,860	176,772
	$2,816,992	$3,484,963

Accrued bonuses were approximately $1.3 million at both March 31, 2014 and December 31, 2013 are attributed to the TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 12. LONG TERM DEBT

The Company assumed certain debt obligations in connection with its April 16, 2013 acquisition of Unified Payments.

	March 31, 2014	December 31, 2013
MBF Merchant Capital LLC	$5,000,584	5,000,584
RBL Capital Group, LLC	2,353,604	2,565,306
Capital Sources	2,300,000	2,300,000
Georgia Notes	11,546,583	11,098,066
Other	-	107,668
Subtotal	$21,209,771	$21,071,624

Less Current Portion	1,566,423	3,816,093

Long Term Debt	$19,634,348	$17,255,531

MBF Merchant Capital, LLC

The note payable to MBF Merchant Capital, LLC (“MBF”) has an interest rate of 9.75%, requiring monthly principal and interest payments of $82,371 with a balloon payment of $3,641,767 (inclusive of accrued interest) on March 15, 2016. The loan was restructured in April 2014. See subsequent events note 18.

RBL Capital Group, LLC

The Company assumed two long-term notes with RBL Capital Group, LLC ("RBL"):

The first note payable to RBL has an interest rate of 15.635%, requiring monthly payments of $77,560 and is secured by the residuals received from Cynergy Data. RBL has waived the requirement for monthly payments to increase to $125,000 in the event that the cash flow ratio at the end of any calendar month, as defined, is less than 2:1 for two consecutive months. The note is subject to prepayment penalties, and is collateralized by a security agreement that provides RBL with a senior priority security interest in the assets the Company. The Company has been making interest-payments only since July 2013. The note was settled in April 2014. See subsequent events note 18.

The second note payable to RBL also has an interest rate of 15.635%, requiring monthly payments of $84,584 and is secured by residuals received by a legacy processor of TOT BPS, LLC. RBL has waived the requirement for monthly payments to increase to $125,000 in the event that the cash flow ratio at the end of any calendar month, as defined, is less than 1.7:1 for three consecutive months. The note was settled in April 2014. See subsequent events note 18.

Capital Sources of New York

The unsecured $2,300,000 note payable to Capital Sources of New York ("CSNY") requires interest-only payments at 15.0% through February 1, 2014, followed by 24 equal principal and interest installments of $111,519. The note was restructured in April 2014. See subsequent events note 18.

Georgia Notes, LLC

In January 2014, the preferred membership interests in Unified Payments plus accrued PIK interest thereon was converted in an 8% interest-only loan with a face value of approximately $13.3 million. The loan matures on January 1, 2017 and has a balance of $11,546,584 at March 31, 2014.

Scheduled Debt Principal Maturities

Scheduled principal maturities on all indebtedness as of March 31, 2014 are as follows

Year ended December 31, 2014	$1,566,423
Year ended December 31, 2015	1,690,300
Year ended December 31, 2016	1,442,511
Year ended December 31, 2017	15,268,371
Year ended December 31, 2018	2,954,583
Total	$22,922,188
Less Unamortized Debt Discount	(1,721,417)
Balance as of March 31, 2014	$21,200,771

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

In May 2013, the Company entered into a lease agreement and relocated its corporate headquarters and principal executive offices to North Miami Beach, Florida. The term of the lease agreement is from May 1, 2013 through December 31, 2016, with monthly rent at the rates of $16,800 per month (or $134,400 for the initial eight-month period) for the period from May 1, 2013 through December 31, 2013, $17,640 per month (or $211,680 per year) for the period from January 1, 2014 through December 31, 2014, $18,522 per month (or $222,264 per year) for the period from January 1, 2015 through December 31, 2015 and $19,448.10 per month (or $233,377.20 per year) for the period from January 1, 2016 through December 31, 2016. Total rent expense for these leases was $110,830 and $113,854 for the quarter ended March 31, 2014 and 2013, respectively.

The Company also leases office space in Russia and the Ukraine at $900 per month through February 2015. Total rent expense for these leases was $15,026 and $145,015 for the three months ended March 31, 2014 and 2013 respectively.

Total future lease payments are as follows:

2014	$166,860
2015	224,064
2016	233,376
2017	-
2018	-
Total	$624,300

Litigation

First Data Corporation

On July 30, 2013, TOT Payments brought an action against First Data Corporation ("FDC") in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that FDC breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  FDC is the successor in interest to Paymentech.  On July 15, 2013, FDC failed to pay to TOT Payments the monthly residuals otherwise due, as FDC alleges that the MMOA Agreement was lawfully terminated in April 2012, and that FDC had 180 days after the termination notice to move the MMOA merchants to a new platform. Failing to do so would allow FDC to withhold residual payments, and t FDC can take ownership of all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals are between $150,000 and $250,000, net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of FDC to withhold monthly residuals due.  TOT Payments filed an opposition to FDC's motion to dismiss (for lack of standing) on October 24, 2013. FDC's Reply to TOT Payments' opposition was filed October 31, 2013.  FDC filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013.  The case was subsequently dismissed and TOT Payments has filed an Appeal of the dismissal.

C&H Financial Services

The Company is a defendant to a lawsuit filed by C&H, Holder, and Costanzo Company during February 2014 in the 11th Judicial Circuit Court for Miami-Dade County, Florida.  The Plaintiffs allege, inter alia, that that the Company breached a certain agreement dated July 31, 2013 between the parties relating to certain merchant payment processing accounts, and seek judgment and unspecified compensatory damages from the Company.  Plaintiffs also seek certain other relief from the Court arising from the said agreement as well as declaratory relief regarding a disputed non-compete agreement entered into by Holder and Costanzo as former employees of the Company.  The Company vigorously disputes the allegations of the Plaintiffs and has engaged legal counsel to defend the lawsuit. See subsequent event note 18 for information on settlement of this lawsuit.

OOO-RM Invest

The Company is a defendant to a lawsuit filed by OOO-RM Invest ("RMI”) on March 17, 2014 in the US District Court, Southern District of Florida. In its complaint, RMI claims that on or about July 11, 2012 it entered into an “oral agreement” with the Company allegedly agreeing: (a) to form a new entity, TOT Money International, LTD ("TMI"), that would continue the operations of RMI; (b) that the Company would provide financing by TMI in the amount of 600,000,000 Russian rubles; (c) that the Company would assume certain liabilities of RMI; (d) that the Company would be responsible for all business operations of RMI and TMI; (e) that the Company would deliver the Digital SkyTechnologies ("DST'') account and stated key DST structures to TMI; (f) that RMI would receive a 30% ownership stake in TMI and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TMI; (h) RMI would provide TMI with access to RMI's operating accounts; and (i) RMI would transfer client accounts and contracts to TMI. RMI claims that the Company breached its obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million.  The Company strongly denies the allegations referenced in the complaint and engaged legal counsel to defend its interests.  A Motion to Dismiss on jurisdictional as well as substantive grounds has been filed and is pending a hearing.

Other Legal Proceedings

The Company is involved in certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of the Company, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition, or cash flows. As more information becomes available, if the Company should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when the Company records such a reserve, it could be material and could adversely impact its results of operations, financial condition, and cash flows.

NOTE 14. RELATED PARTY TRANSACTIONS

In September 2013, the Company entered into a Contribution Agreement with T1T Lab and T1T Group, LLC, pursuant to which the Company contributed all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the "Disposed Subsidiaries") to T1T Lab. The Disposed Subsidiaries constituted all of the Company's interests in online media businesses and operations (referred to herein collectively as the Company's "entertainment assets"). Pursuant to the Contribution Agreement, the Company contributed to T1T Lab all of its membership and participation interests in the Disposed Subsidiaries and agreed to make contributions to T1T Lab in the amount of $1,259,000. In exchange for such contributions, the Company received a 10% membership interest in T1T Lab, and T1T Lab assumed $2,162,158 in liabilities (inclusive of $2,000,000 owed by the Company to K1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable and receivable between the Disposed Subsidiaries to the Company were extinguished by the Company and T1T Lab (as applicable). Total intercompany loans forgiven by the Company, net of the total intercompany loans forgiven by the Disposed Subsidiaries, was $9,254,725. The remaining 90% membership interest in T1T Lab is owned by T1T Group, LLC, an entity wholly-owned by Enerfund, LLC (an entity wholly-owned by Mike Zoi, a director and majority stockholder of the Company).

In December 2013, the Company entered into a Services Agreement with K1 Holding (the "Services Agreement"). K1 Holding is an affiliate of Igor Yakovlevich Krutoy. Mr. Krutoy, through K1 Holding, owns a 33% interest in the Company’s former subsidiary OOO Music1. The Services Agreement provides for K1 Holding to provide investor relations services on behalf of the Company and its affiliates outside the United States, and for K1 Holding to assist the Company and its affiliates with future negotiations and relationships with Mobile TeleSystems OJSC, MegaFon OJSC, OJSC VimpelCom (a/k/a Beeline) and their respective affiliates (collectively, the "Mobile Carriers"). The term of the Services Agreement expires on December 5, 2015. In connection with the agreement, the Company is required to issue to K1 Holding a number of restricted shares of common stock of the Company equal to 4% of the total issued and outstanding shares of common stock of the Company at the time of issuance.

At December 31, 2013, the Company had $1,451,357 due to related parties, consisting primarily of $1,149,391 to T1T Lab, and $301,966 due to Enerfund, LLC.

In February 2014, the Company executed an Assignment of Membership Interest in favor of T1T Group, LLC. Pursuant to such assignment, the Company transferred its 10% Interests in T1T Lab to T1T Group, LLC in consideration for the Company being released from all of its obligations to T1T Lab (including the obligations to make capital contributions to T1T Lab). Oleg Firer, previously appointed as an Executive of T1T Lab, resigned his position with T1T Lab.

At March 31, 2014, the Company had $318,300 due to related parties, primarily due to Enerfund.

NOTE 15. STOCKHOLDERS’ EQUITY

Share Repurchase Program

During December 2012, the Company announced a Board-approved plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. The Company did not repurchase any shares during the three months ended March 31, 2014. For the three months ended March 31, 2013, the Company repurchased 167,220 shares of its common stock for $472,644 or an average price of $2.83 per share including 137,207 shares that were repurchased by the Company in a private transaction outside the parameter of the publicly announced repurchase plan. As of March 31, 2014 the Company has repurchased 169,022 shares for $477,936 or an average price of $2.83 per share.

Purchase of Noncontrolling Interest in TOT Group, Inc.

In September 2013, the Company entered into a letter agreement with Oleg Firer, Steven Wolberg, Georgia Notes 18 LLC and Vladimir Sadovskiy, pursuant to which the Company agreed, subject to approval of the Company's shareholders, to issue such number of shares of Common Stock of the Company equal to 10% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares in exchange for the Company's acquisition of the outstanding 10% minority interest in the Company's 90%-owned subsidiary, TOT Group, Inc. Pursuant to this agreement, the Company is obligated to issue to Mr. Firer (who is Chief Executive Officer and a director of the Company) 4.5% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 2% of the Company's issued and outstanding Common Stock as of the date of issuance of such shares. The agreement was subject to shareholder approval which occurred in December 2013. The Company recorded a compensation charge of $13,305,817, representing the value of the shares issued to Messrs. Firer and Wolberg..

Equity Incentive Plan

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

Stock Issuances

On May 10, 2013, the Company entered into a Settlement, Separation Agreement and General Release (the "Separation Agreement") with Curtis Wolfe. Mr. Wolfe is a former employee and the former Secretary of the Company, andis the Chief Executive Officer and Chairman of LegalGuru LLC, formerly a 70%-owned subsidiary.. Mr. Wolfe also owns the remaining 30% interest in LegalGuru LLC through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member). Mr. Wolfe's employment with the Company was effectively terminated as of February 15, 2013, the approximate date when Mr. Wolfe discontinued providing services to the Company, although he continued to hold the position of Secretary of the Company until April 10, 2013. Pursuant to the Separation Agreement, the Company agreed, subject to the approval of shareholders at the annual meeting, to issue 75,000 shares of Common Stock of the Company to Mr. Wolfe as severance and compensation for his service as an employee of the Company until February 15, 2013. The Company agreed that Mr. Wolfe would have piggyback registration rights with respect to these shares of Common Stock. In December 2013, shareholders approved the issuance of 75,000 shares to Curtis Wolfe, and the Company recorded a compensation charge of $356,250 for the year ended December 31, 2013. During the quarter ended March 31, 2014, the Company issued 15,000 shares of common stock to the members of its Board of Directors and recorded compensation charges of $52,050.

NOTE 16. WARRANTS

At March 31, 2014, the Company had 8,938,900 warrants outstanding (as a result of 1,100 warrants exercised during 2012) with a weighted average exercise price of $7.50 and a weighted average contract term of 3.51 years.

On January 22, 2013 the Company filed a post-effective amendment on Form S-3 to its registration statement on Form S-4 (File No. 333-182076), as subsequently amended, in order to register the issuance and sale by the Company of up to 4,600,000 shares of common stock upon the exercise of warrants that originally were issued by the Company (then known as Cazador Acquisition Corporation Ltd.) in connection with its initial public offering, which warrants became exercisable upon the consummation of the June 12, 2012 Merger Agreement between the Company and Net Element. . Each warrant entitles the holder to purchase one share of common stock upon payment of the exercise price of $7.50 per share. As of the date this Report was filed with the Commission, that post-effective amendment has not been declared effective by the Commission.

On February 12, 2013 the Company filed a registration statement on Form S-3 (File No. 333-186621), as subsequently amended, in order to register (i) the resale from time to time by the selling security holders identified therein of up to 4,340,000 warrants originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) to Cazador Sub Holdings Ltd. in connection with a private placement prior to the Company’s initial public offering and that became exercisable beginning on April 2, 2013, and (ii) the issuance and sale by the Company of up to 4,340,000 shares of common stock upon exercise of such warrants. Each warrant entitles the holder to purchase one share of common stock upon payment of the exercise price of $7.50 per share. As of the date this Report was filed with the Commission, that registration statement has not been declared effective by the Commission. Of the 4,340,000 warrants issued, Francesco Piovanetti (the former Chief Executive Officer and a former director of the Company) and David P. Kelley II (a current director of the Company) own 3,609,631 and 14,000 warrants, respectively, to purchase an aggregate of 3,623,631 shares of the Company’s common stock.

NOTE 17. INCOME TAXES

The Company recorded income tax expense of $39,933 and $0 from its foreign subsidiary in the first quarter of 2014 and 2013 respectively. There is no U.S. current or deferred income tax provision for the three months ended March 31, 2014.

The Company has a full valuation allowance on its net deferred tax assets. The Company’s net deferred tax assets primarily are composed of net operating loss carryforwards (“NOLs”) and basis differences in goodwill and intangibles. NOLs total approximately $33.9 million, $22.0 million and $11.3 million for federal, state, and foreign, respectively, at March 31, 2014. The Company's ability to utilize pre-Merger NOL carryforwards to reduce future federal tax income and federal income tax of the Company is subject to various limitations under Internal Revenue Code ("IRC") Section 382.

In order to fully utilize the net deferred tax assets, the Company will need to generate sufficient taxable income in future years to utilize its NOLs prior to their expiration. ASC Topic 740, “Income Taxes ”, requires the Company to analyze all positive and negative evidence to determine if, based on the weight of available evidence, the Company is more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon the Company’s conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation, the Company has concluded that based on the weight of available evidence, it is not more likely than not that the Company will realize any of the benefit of its net deferred tax assets. Accordingly, at March 31, 2014, the Company maintained a full valuation allowance totaling approximately $17.8 million.

NOTE 18. SUBSEQUENT EVENTS

Notes Payable

On April 7, 2014 the Company repaid its two notes payable to RBL Capital corp. with a combined aggregate principal balance of $2,350,956 for $2,601,843, inclusive of interest and prepayment fees.

On April 17, 2014 the Company restructured its indebtedness to MBF, whereby the outstanding 9.75% note payable balance of approximately $5.0 million was exchanged for (i) a $3.0 million note with a stated interest rate of 12.0% maturing on April 2018, (ii) 100,000 shares of the Company’s common stock and (iii) a cash payment of $400,000.

On April 17, 2014 the Company restructured its note with CSNY, whereby the interest rate on its outstanding indebtedness was reduced from $15.0% to 12.0%, with interest-only payments for a 24-month period, followed by principal and interest payments thereafter.

On April 21, 2014, the Company issued a $11,200,000 Secured Convertible Senior Promissory Note with Cayman Invest, S.A. (“CI”). The Note is non-interest bearing. However, upon an event of default, the Note will accrue simple interest at 12% per annum. Prior to March 31, 2015, the Note automatically converts into common shares of the Company equal to 15% of the then outstanding shares upon the occurrence of a “Qualified Financing” in which the Company receives financing of at least $10 million from a third party. Absent a Qualified Financing, CI has the option, at or after March 31, 2015, to convert the Note into common shares of the Company equal to 15% of the then outstanding shares of the Company. Unless converted, the outstanding amount under the Note will be due and payable on the earlier of March 31, 2015 and the closing of a sale of a majority of the ownership of the Company or any voluntary or involuntary liquidation, dissolution or winding up of the Company. Under the Note, the Company agreed to take all actions to have the obligations under the Note positioned as a senior security interest secured by all assets of the Company and by those payment processing portfolios owned by the Company as of the date of the Note.

Litigation

In April 2014, the Company and entered into a Settlement Agreement with C&H, Holder, and Costanzo Company, and filed a Final Order of Dismissal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A of this Report.

Overview; Recent Developments

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

We reported a net loss of $3,593,328 or $(0.11) per share, for the three months ended March 31, 2014 as compared with a net loss of $3,233,831, or $(0.12) per share, for the three months ended March 31, 2013. Loss from continuing operations (including loss attributable to the non-controlling interest) for the three months ended March 31, 2014 was $3,622,018 or $(0.11) per share as compared to a loss from continuing operations of $2,862,701 or ($.10) per share for three months ended March 31, 2013. Our net loss for the three months ended March 31, 2014 and 2013 primarily resulted from our impairment of goodwill, increase in provision for loan losses and general and administrative expenses, as discussed further below.

Net revenues consist primarily of payment processing fees. Net revenues were $4,843,479 for the three months ended March 31, 2014 as compared to $868,150 for the three months ended March 31, 2013. The increase in net revenues is primarily a result of the purchase of Unified Payments, LLC in April 2013. The following table sets forth our sources of revenues for the three month periods ended March 31, 2014 and 2013.

	For three months ended		Increase /
Source of Revenues	March 31, 2014	March 31, 2013	(Decrease)
Credit Card Processing Fees	$4,093,425	$-	$4,093,425
Mobile Payment Processing	748,599	868,401	(119,802)
Other Revenues	1,455	-	1,455
Total	$4,843,479	$868,401	$3,975,078

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended March 31, 2014 was $3,528,494 as compared to $275,547 for the three months ended March 31, 2013. The year over year increase in cost of revenues of $3,252,947 is primarily a result of the purchase of Unified Payments, LLC ($3,227,699) and operations of TOT Money ($300,795) for the three months ended March 31, 2014.

Operating expenses totaled $3,835,355 for the three months ended March 31, 2014, as compared to total operating expenses of $3,221,120 for the three months ended March 31, 2013. Total operating expenses for the three months ended March 31, 2014 consisted of general and administrative expenses ($3,141,945) or (81%) of the operating expenses), provision of loan losses ($101,711) and depreciation and amortization ($591,699). For the three months ended March 31, 2013, general and administrative expenses were $2,778,825, or 86% of total operating expenses. Loan losses for the three months ended March 31, 2013 were $406,585 and depreciation and amortization was $35,710. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $3,141,945 for the three months ended March 31, 2014; as compared to $2,778,825 for the three months ended March 31, 2013. General and administrative expenses for the three months ended March 31, 2014 and 2013 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Three Months March 31, 2014	Three Months March 31, 2013	Increase / (Decrease)
Non-cash compensation expense	$52,050	$-	$52,050
Salaries, benefits, taxes and contractor payments	818,230	897,737	(79,507)
Professional fees	93,485	1,134,271	(1,040,786)
Rent	121,797	113,854	7,943
Other expenses	2,056,383	632,963	1,423,420
Totals	$3,141,945	$2,778,825	$363,120

Salaries, benefits, taxes and contractor payments were $818,230 for the three months ended March 31, 2014 as compared to $897,737 for three months ended March 31, 2013, representing a decrease of $79,507 as follows:

Group	Salaries and Benefits for the Quarter Ended Mar 31, 2014	Salaries and Benefits for the Quarter Ended Mar 31, 2013	Variance Increase / (Decrease)
Net Element, Inc (Corporate)	$283,914	$215,745	$68,169
NetLabs (Engineering)	80,791	261,230	(180,439)
Aptito	22,262	-	22,262
Music	-	182,089	(182,089)
TOT Payments	242,200	-	242,200
TOT Money	83,349	-	83,349
Net Element Russia	105,714	238,673	(132,959)
Total	$818,230	$897,737	$(79,507)

The primary reasons for the decrease in salaries are the decrease in salaries in NetLabs in the amount of $180,439 due to cost cutting measures and the omission of salaries in Music in the amount of $182,089 due to the divesture of Music in third quarter of 2013, offset by the inclusion of $242,200 of salaries from TOT Payments (f/k/a Unified Payments, LLC) and Aptito, which were acquired subsequent to March 31, 2013.

Professional fees were $93,485 for the for three months ended March 31, 2014 as compared to $1,134,271 for the three months ended March 31, 2013, representing a decrease of $1,040,7836 as follows:

	Three Months Ended Mar 31, 2014	Three Months Ended Mar 31, 2013	Variance Increase / (Decrease)

General Legal	$(126,399)	$357,856	$(484,255)
SEC Compliance Legal Fees	10,000	187,490	(177,490)
Accounting and Auditing	$90,310	397,725	(307,415)
Tax Compliance and Planning	6,400	14,200	(7,800)
Consulting	$113,174	177,000	(63,826)
Total	$93,485	$1,134,271	$(1,040,786)

The most significant decreases in professional fees were attributable to general legal fees ($484,255), accounting / auditing fees ($307,415), SEC Compliance and Legal ($177,490) and consulting ($63,826). General legal expenses decreased $484,255 for three months ended March 31, 2014 versus the three months ended March 31, 2013 primarily due to a settlement of fees for amounts less than accrued in prior periods. In addition our legal fee structure changed with new internal company counsel during the three months ended March 31, 2014. During the three months ended March 31, 2013 we used additional outside legal counsel to assist in the reorganization of the Company after its merger transaction with Net Element. Accounting and auditing fees were $307,415 lower as the Company had additional work related to the mergers and acquisitions and deconsolidation during the three months ended March 31, 2013. Consulting expenses decreased $63,826 due to cost cutting measures regarding our developers in Russia.

Other general and administrative expenses were $2,056,383 for the three months ended March 31, 2014 as compared to $632,963, in other expenses for the three months ended March 31, 2013, representing an increase of $1,423,420. The primary reasons for the increase was due to foreign currency transaction losses in the amount $1,359,806 from certain US Dollar-based liabilities in Russia and Ruble-based receivables in the United States. Foreign currency transaction losses were $297,259 during the first quarter of 2013.

We recorded a provision for bad debts of $101,711 for the three months ended March 31, 2014, which is primarily comprised of net ACH rejects in the normal course of operations. We had $406,585 for bad debts and unrecoverable advances for the three months ended March 31, 2013 due to a provision for advances to aggregators.

Depreciation and amortization expense consists of depreciation expense on fixed assets used by the Company and the amortization of merchant portfolios, client acquisition costs, IP software, intellectual property and employee non-compete agreements.  Depreciation and amortization expense was $591,699 for the three months ended March 31, 2014, as compared with $35,710 for three months ended March 31, 2013.  The $555,989 increase in depreciation and amortization expense was primarily due to $441,975 of merchant portfolio amortization and $43,542 of amortization of client acquisition costs.

Total interest expense, net for the three months ended March 31, 2014 amounted to $1,061,480 versus $149,634 of interest expense, net for the three months ended March 31, 2013. The increase in interest expense, net was primarily due to TOT Group’s assumption of $20.6 million of indebtedness in connection with its acquisition of the business operations of Unified Payments, which resulted in interest expense of $815,333 for the three months ended March 31, 2014. This includes $366,814 of interest expense on notes payables that had a total balance of $7,354,188 at March 31, 2014 and $448,519 of interest for the loan payable to Georgia Notes, LLC of $11,546,584 at March 31, 2014 (see Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements). Interest expense for the three months ended March 31, 2014 also includes $243,036 of interest on a factoring line that TOT Money has with Alfa Bank.

Interest expense, net for the three months ended March 31, 2013, amounted to $149,634, which primarily was composed of interest expense incurred on the alpha bank factoring line.

The net loss attributable to noncontrolling interests amounted to $28,690 or the three months ended March 31, 2014 as compared to net income of $188 for the three months ended March 31, 2013. The $28,690 was primarily attributed to TOT Group’s Aptito subsidiary ($28,150). The noncontrolling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Discontinued Operations

For the three months ended March 31, 2013, the company recorded a loss of $370,942 net of tax, from discontinued operations that primarily related to the diversture of its Openfilm, Legal Guru, Motorsport, Splinex and OOO Music1 subsidiaries.

Going Concern

Since our inception, we have incurred significant operating losses. We incurred net losses totaling approximately $3.6 million for the three months ended March 31, 2014. At March 31, 2014, we had negative working capital of approximately $6.2 million and an accumulated deficit of approximately $122.5 million. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See also Note 3 of the accompanying notes to unaudited condensed consolidated financial statements and “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

Our total assets at March 31, 2014 was approximately $18.3 million, a decrease of approximately $4.2 million from our total asset balance of approximately $22.8 million at December 31, 2013. This decrease is mainly attributable to a losses sustained for the period.

At March 31, 2014, we had total current assets of approximately $9.0 million, including approximately $0.8 million of cash, $6.5 million of accounts receivable, $1.0 million of advances to aggregators (in-transit funding to our content providers to prevent delays in business operations) and $0.7 of prepaid expenses and other assets.   At December 31, 2013, we had total current assets of approximately $12.7 million, including approximately $0.1 million of cash, $10.6 million of accounts receivable, $1.1 million of advances to aggregators and $0.8 million of prepaid expenses and other assets.

Our cash balance at March 31, 2014 was approximately $0.8 million, compared with a cash balance of approximately $0.1 million at December 31, 2013. The $0.7 million increase in our cash balance generally is attributable to positive operating and financing cash flow activities, offset by cash used in investing activities and unfavorable impact on foreign currency translation from the functional currency of our Russia operations to our reporting currency. The operating cash inflows of approximately $0.7 million were mainly driven by collections in accounts receivable of approximately $4.5 million, offset by losses of approximately $3.6 million and other working capital items of approximately $0.2 million. The financing cash flow activities of approximately $0.1 million was from increases in notes payable of approximately $1.9 million, offset by repayments of indebtedness of approximately $1.8 million.

Management expects that our existing cash balance and available funding sources will be insufficient to fund our planned operations through 2014.   We have had a significant increase in our working capital requirements during the 2014 fiscal year due to our acquisition of the business assets of Unified Payments and the subsequent expansion of our payment processing operations.   In connection with the consummation of our acquisition of Unified Payments’ business assets on April 16, 2013, we assumed, among other obligations and liabilities, approximately $20.5 million of Unified Payments’ long-term debt (which included a $13.3 million note payable associated with a preferred equity interest in Unified Payments that was converted on January 1, 2014) and approximately $10.3 million of other liabilities.   Such long-term debt currently bears interest at rates ranging from 8% to 15.635% and has maturity dates ranging from October 2014 until January 2016. For additional information, see Notes 1 and 12 of the accompanying notes to unaudited condensed consolidated financial statements.

We also continue to develop our own mobile payment processing system and infrastructure. Previously we used and relied upon the payment processing systems of SDSP Group in Russia. Our arrangement was terminated unexpectedly with the onset of legal action by OOO-RM Invest (See Note 13 and Managements Report on Internal Control).

On April 21, 2014, we obtained $11.2 million in financing through an interest-free loan from an investor. However, the loan will commence to accrue simple interest at 12% per annum upon an event of default under the loan. We believe that we will be unable to sustain our current level of operations and planned growth including the purchase credit card portfolios and to invest in other currently anticipated capital expenditures over the next 12 months. Management plans require an additional $10 million of capital to sufficiently build out our operations and purchase additional residual cash flow streams. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or curtail operations, which could cause investors to lose the entire amount of their investment.

Operating activities provided approximately $0.7 million of cash for three months ended March 31, 2014, contrasted with $7.2 million of cash used for the three months ended March 31, 2013. The net loss for the three months ended March 31, 2014 was $3.6 million as compared to a net loss of $3.2 million for the quarter ended March 31, 2013. The most significant increase in operating cash flow was primarily caused by increased cash collections in TOT Money due to collection of $2.8 million prior period billings. Other factors for the increase included the fluctuation of foreign currency and a reduction of new accounts receivable in the current period as the business and operations of TOT Money are re-organized to replace its billing system and involvement of our former general director of TOT Money. For the three months ended March 31, 2014, accounts receivable and advances to aggregators provided $4.5 million in operating cash flow as compared to the three months ended March 31, 2013 which used $4.8 million for accounts receivable and advances to aggregators.

Investing activities used $0.1 million of cash for three months ended March 31, 2014 compared to providing $5.0 million of cash for three months ended March 31 2013. For the three months ended March 31, 2013, cash provided from investing activities was primarily due to collections on notes receivables of $5.5 million, offset by cash advanced to Unified payments of $0.5 million. We did not have any outstanding loans receivable during the three months ended March 31, 2014.

Financing activities provided $0.1 million of cash for the three months ended March 31, 2014 compared to providing $0.6 million of cash for the three months ended March 31, 2013.   Cash flows from financing activities for the three months ended March 31, 2014 consisted primarily of the additional borrowings of $1.9 million, an exchange of our 10% interest in T1T for the note due to T1T in the amount of $1.1 million, offset by a decrease in related parties of $0.8 million and repayment of borrowings of $1.1 million.

On August 17, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed under the Credit Agreement is 3.55% per annum. Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within nine months of the date borrowed. The duration of the line of credit is set from August 17, 2012 through May 21, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. As of December 31, 2012, the Company had restricted cash pursuant the Credit Agreement of $1.8 million. The Company paid off this credit facility on February 14, 2013 in order to eliminate interest expense under the credit line and free up the restricted cash. The outstanding balance under this credit facility was $0 at March 31, 2014 and December 31, 2013 respectively. The Company does not plan to renew this facility upon its expiration on May 21, 2014.

On September 19, 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, TOT Money agreed to assign to Alfa-Bank its accounts receivable as security for financing in an aggregate amount of up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars) provided by Alfa-Bank to TOT Money. On January 14, 2013, the agreement was amended to increase the maximum aggregate amount of financing available under the factoring agreement by 100 million Russian rubles (approximately $3.3 million in U.S. dollars) to 400 million Russian rubles (approximately $13.1 million in U.S. dollars). The term of the agreement is from September 19, 2012 until May 20, 2014. Alfa-Bank’s compensation pursuant to the agreement for providing services for the administrative management of accounts receivable ranges from 10 Russian rubles to 100 Russian rubles per account receivable, depending upon whether financing was provided related to the particular account receivable and the form of the documentation related to the particular account receivable. Alfa-Bank’s compensation pursuant to the agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 9.70% to 11.95% of the amounts borrowed, depending upon the amount borrowed and the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; however, Alfa-Bank has the unilateral right to change such financing rates in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion. TOT Money’s obligations under the agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev. The balance under the factoring agreement was approximately $4.9 million in U.S. dollars at March 31, 2014.  The Company plans to renew or replace this agreement under substantially the same terms when it expires on May 20, 2014.

In connection with its acquisition of the business assets of Unified Payments on April 16, 2013, the Company assumed several long-term debt obligations with an aggregate outstanding amount of $9,654,186 as of March 31, 2014. Such long-term debt currently bears interest at rates ranging from 9.75% to 15.635% and has maturity dates ranging from October 2014 until January 2016. In addition, pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon was converted into a 8% interest only $13.3 million loan (interest compounding annually with a balloon payment of $13.3 million due on January 1, 2017) and, upon such conversion, such loan will be assumed by a subsidiary of TOT Group. This convertible preferred membership interest is classified as long term debt with a balance of $11,546,584 at March 31, 2014 in the accompanying consolidated balance sheets. For additional information, see Note 12 of the accompanying notes to unaudited condensed consolidated financial statements.

In addition, on May 14, 2013, the Company executed and delivered to K1 Holding a promissory note, dated May 13, 2013, in the principal amount of $2 million, in connection with a loan in such amount made by K1 Holding to the Company. Proceeds from the loan are required to be used for general business purposes of the Company. Amounts payable by the Company pursuant to the promissory note do not accrue interest. The outstanding principal balance of the promissory note is required to be repaid no later than May 14, 2015 and may be prepaid in whole or in part at any time without penalty or charge. On September 25, 2013, this loan was assumed by T1T Lab in connection with the disposition of our entertainment assets to T1T Lab on that date.

On February 11, 2014, the Company executed an Assignment of Membership Interest in favor of T1T Group. Pursuant to such assignment, the Company transferred to T1T Group all of the Company’s Interests in T1T Lab in consideration for the Company being released from all of its obligations to T1T Lab (including the obligations to make capital contributions to T1T Lab). The Company previously owned ten percent (10%) of the membership interest in T1T Lab. Upon such assignment, the Company has no further interests or obligations to T1T Lab. Oleg Firer, previously appointed as an “Executive” of T1T Lab, resigned his position with that entity effective February 11, 2014.

On April 21, 2014, the Company entered into a Secured Convertible Senior Promissory Note (the “Note”) with Cayman Invest, S.A. (“CI”). Pursuant to the Note, CI agreed to loan to the Company $11,200,000. No interest will accrue under the Note; provided, however, that upon a default under the Note, the Note will accrue simple interest at 12% per annum. Prior to March 31, 2015, effective upon a first financing closing after the date of the Note, in which the Company receives financing of at least $10 million from a third party (the “Qualified Financing”), the entire principal amount of the Note will be automatically converted into common shares of the Company equal to 15% of the then outstanding shares of the Company. Effective upon an equity financing after the date of this Note in which the Company issues stock, (other than a Qualified Financing) or at any time before or after March 31, 2015, at the option of CI, the entire principal amount of the Note may be converted into common shares of the Company equal to 15% of the then outstanding shares of the Company. Unless converted, the outstanding amount under the Note will be due and payable on the earlier of March 31, 2015 and the closing of a sale of a majority of the ownership of the Company or any voluntary or involuntary liquidation, dissolution or winding up of the Company. Under the Note, the Company agreed to take all actions to have the obligations under the Note positioned as a senior security interest secured by all assets of the Company and by those payment processing portfolios owned by the Company as of the date of the Note.

Off-balance sheet arrangements

At March 31, 2014 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Recently Issued and Adopted Accounting Guidance

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update provides that an entity that has unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date should present the unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force) (“ASU 2013-05”). The objective of ASU 2013-05 is to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2014.

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

Control Environment

·	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of March 31, 2014. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

·	Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of March 31, 2014. Although we believe that we have established appropriate transaction approval criteria, we do not have sufficient personnel to provide an independent review of journal entries, account analyses, monitoring or adequate risk assessment functions.

·	New Executive Management Team Members: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. We established an audit committee as of December 31, 2013; however, due to changes in both executive management and the composition of Company subsidiaries, there has been insufficient time to establish adequate Best of Practice procedures. These changes in directors, executive management and the composition of subsidiaries occurred as of April 16, 2013 in connection with the Company’s merger with Unified Payments and the resignation of the former General Director of TOT Money in February 2014. An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance.

·	Advances to Aggregators: We do not maintain appropriate control surrounding the billing and advances to aggregators in our TOT Money Russian operation. As a result, we are migrating our billing system from SDSP Group to TOT Platform, our proprietary system. We are currently engaged in litigation with OOO-RM Invest; as such OOO-RM Invest is not providing any further support or assisting us with retrieval of information from the current billing system.

Control Activities

·	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

·	Adequacy of Financial Information: We concluded that our internal controls were not effective as of March 31, 2014 due to the lack of general computer controls surrounding the billing and financial reporting system in one of our Russian subsidiaries. However, management believes that, given other sources of information and the size and scope of our business, all material information was communicated to management within a time frame that was adequate for management to make informed business and reporting decisions.

Monitoring

·	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a consistent basis. Management intends to continue focusing its remediation efforts in the near term on designing revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also is committed to taking further action and implementing enhancements or improvements as resources permit. We recognize that, due to the size and early stage of development of our business, implementation of additional measures may take considerable time. Management intends to migrate to a new billing system during the second quarter of 2014 so the general computer controls surrounding its foreign subsidiaries’ billing and financial reporting systems inadequacies will be largely remediated.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  The defendant is the successor in interest to Paymentech.  On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division.  Plaintiffs’ opposition to Defendant’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant's Reply to Plaintiff's opposition was filed October 31, 2013.  Defendant's filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013.  The case was subsequently dismissed and an appeal has been filed.

OOO-RM Invest

On March 17, 2014, the Company was served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with the Company allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that the Company would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that the Company would assume certain liabilities of Plaintiff; (d) that the Company would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that the Company would deliver DST account and stated key DST structures  to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (h) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (i) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that the Company breached its obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million.  The Company strongly denies the allegations referenced in the complaint and engaged legal counsel to defend its interests.  A Motion to Dismiss on jurisdictional as well as substantive grounds has been filed and is pending a hearing.

C&H Financial Services

During February 2014, the Company was served with a lawsuit filed in the 11th Judicial Circuit Court for Miami-Dade County, Florida by C&H, Holder, and Costanzo.  The Plaintiffs allege inter alia that that the Company breached a certain agreement dated July 31, 2013 between the parties relating to certain merchant payment processing accounts and are seeking judgment and unspecified compensatory damages from the Company.  Plaintiffs are also seeking certain other relief from the Court arising from the said agreement as well as declaratory relief regarding a disputed non-compete agreement entered into by Holder and Costanzo as former employees of the Company.  The Company vigorously disputed the allegations of the Plaintiffs and engaged legal counsel to defend the lawsuit. On April 17, 2014 the Company and Plaintiffs entered into a Settlement Agreement and a Final Order of Dismissal dismissing the action has been filed.

Item 1A. Risk Factors.

As a result of the divestiture of our interests in online media businesses and operations as described in Note 5 of the accompanying notes to unaudited condensed consolidated financial statements, our principal business currently is not subject to the risk factors set forth under the heading “Risks Related to Our Website Businesses (Entertainment and Culture Internet Destinations)” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  However, we are subject to the risk factors set forth under that heading to the extent of our 10% membership interest in T1T Lab, LLC, which currently owns our former membership and participation interests in Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1).  There otherwise have been no material changes in risk factors during 2014 through the date of this Report from those previously discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.   In reading and evaluating the information set forth in this Report we refer you to the issues, uncertainties and risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Issuer Purchases of Equity Securities

In December 2012, our Board of Directors authorized, and we announced on December 10, 2012, a plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. Repurchases, if and when effectuated, will be made subject to market conditions, applicable legal requirements (including federal and state securities laws as well as rules and regulations of the Commission) and other factors. The repurchase plan does not obligate the Company to acquire any particular amount of common stock and the plan may be modified, extended or terminated at any time at the Company’s discretion.   There were no repurchases during the quarter ended March 31, 2014.

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

Net Element, Inc.

Date: May 15, 2014	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Assignment of Membership Interest, dated February 11, 2014, among T1T Group, LLC, Net Element, Inc., and T1T LAB, LLC (incorporated by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

4.1	Secured Convertible Senior Promissory Note dated April 21, 2014 between the Company and Cayman Invest, S.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2014)

10.1*	Assignment of Membership Interest, dated February 11, 2014, between Net Element, Inc. and T1T Group, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101**	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), is furnished electronically herewith: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

