Form 10-Q
period 2014-06-30
Net Element, Inc.
filed 2014-08-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of August 13, 2014 was 38,350,329.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

•	the impact of any new or changed laws, regulations, card network rules or other industry standards affecting our business including the U.S. government decision to impose sanctions or other legal restrictions that may restrict our ability to do business in Russia;
•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
•	our and our bank sponsors’ ability to adhere to the standards of the Visa® and MasterCard® payment card associations;
•	our reliance on third-party processors and service providers;
•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
•	our ability to pass along increases in interchange costs and other costs to our merchants;
•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;
•	the effects of increased competition, which could adversely impact our financial performance;
•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
•	the effect of adverse business conditions on our merchants;
•	our ability to adopt technology to meet changing industry and customer needs or trends;
•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
•	the impact of seasonality on our operating results;
•	the impact of any failure in our systems due to factors beyond our control;
•	the impact of any material breaches in the security of third-party processing systems we use;
•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;
•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
•	our ability (or inability) to continue as a going concern;
•	the willingness of the Company’s majority stockholders, and/or other affiliates of the Company, to continue investing in the Company’s business to fund working capital requirements;
•	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and

•	the other factors those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and in Part II, Item 1A of this Report and the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “Commission”).

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

3

Net Element, Inc.

Form 10-Q

For the Three months ended June 30, 2014

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$1,271,716	$126,319
Accounts receivable, net	4,374,431	10,619,289
Advances to aggregators, net	4,246	1,109,538
Prepaid expenses and other assets	831,058	834,025
Total current assets	6,481,451	12,689,171
Fixed assets, net	63,234	137,267
Intangible assets, net	3,052,847	2,964,424
Goodwill	6,671,750	6,671,750
Other long term assets	308,299	-
Investment in affiliate	-	46,113
Total assets	$16,577,581	$22,508,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,609,509	$3,190,215
Deferred revenue	158,012	239,398
Accrued expenses	2,713,911	3,484,963
Short term loans	256,402	8,478,810
Notes payable (current portion)	98,493	3,816,093
Due to related parties	318,301	1,451,357
Total current liabilities	6,154,628	20,660,836
Notes payable (net of current portion)	16,635,581	17,255,531
Total liabilities	22,790,209	37,916,367

STOCKHOLDERS’ DEFICIT
Preferred stock ($.01 par value, 1,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 38,350,329 and 32,273,298 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively)	3,836	3,229
Paid in capital	116,455,522	103,815,550
Stock subscription receivable	(2,320,102)	-
Accumulated other comprehensive income (loss)	990,531	(170,550)
Accumulated deficit	(121,176,387)	(118,930,828)
Noncontrolling interest	(166,028)	(125,043)
Total stockholders’ deficit	(6,212,628)	(15,407,642)
Total liabilities and stockholders’ deficit	$16,577,581	$22,508,725

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net revenues	$4,912,035	$5,607,609	$9,755,514	$6,475,759

Costs and expenses:
Cost of revenues	3,345,087	4,133,953	6,873,580	4,409,500
General and administrative (includes $700,468 and $150,000 and $752,518 and $150,000 of share based compensation for the three and six months ended June 30, 2014 and 2013, respectively)	2,545,552	3,486,950	5,687,731	6,265,775
Provision for (recovery of) loan losses	(1,540,415)	5,792,487	(1,438,704)	6,199,072
Goodwill impairment charge	-	11,200,000	-	11,200,000
Depreciation and amortization	624,790	616,964	1,216,491	652,674
Total costs and operating expenses	4,975,014	25,230,354	12,339,098	28,727,021
Loss from operations	(62,979)	(19,622,745)	(2,583,584)	(22,251,262)
Interest expense, net	(1,770,255)	(920,353)	(2,831,736)	(1,069,987)
Gain on change in fair value and settlement of beneficial conversion derivative	5,569,158	-	5,569,158	-
Loss on debt extinguishment	(3,962,406)	-	(3,962,406)	-
Gain on debt restructure	1,596,000	-	1,596,000	-
Loss from asset disposal	(28,320)	-	(28,320)	-
Other expense	(6,394)	(5,809)	(46,326)	(90,359)
Income (loss) from continuing operations before income taxes	1,334,804	(20,548,907)	(2,287,214)	(23,411,608)
Income taxes	-	-	-	-
Income (loss) from continuing operations	1,334,804	(20,548,907)	(2,287,214)	(23,411,608)
Net income attributable to the noncontrolling interest	12,965	570,730	41,655	570,542
Net income (loss) from continuing operations attributable to Net Element, Inc.	1,347,769	(19,978,177)	(2,245,559)	(22,841,066)
Loss from operations of discontinued entities	-	(253,520)	-	(624,462)
Net income (loss)	1,347,769	(20,231,697)	(2,245,559)	(23,465,528)
Foreign currency translation	(122,217)	(238,685)	1,161,080	(264,758)
Comprehensive income (loss)	$1,225,552	$(20,470,382)	$(1,084,479)	$(23,730,286)

Income (loss) per share - basic and diluted continuing operations	$0.04	$(0.71)	$(0.07)	$(0.81)
Income (loss) per share - basic and diluted discontinued operations	-	(0.01)	-	(0.02)
Total income (loss) per share	$0.04	$(0.72)	$(0.07)	$(0.83)

Weighted average number of common shares outstanding - basic and diluted	32,368,577	28,133,699	32,421,286	28,178,805

See accompanying notes to unaudited condensed consolidated financial statements

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,245,559)	$(23,465,528)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation	752,518	150,000
Depreciation and amortization	1,216,491	652,674
(Recovery of ) provision for loan losses	(1,438,704)	6,199,072
Impairment of goodwill	-	11,200,000
Amortization of debt discount	1,644,626	-
Loss attributable to investment in subsidiary	46,113	-
Noncontrolling interest	(41,655)	(570,542)
Deferred revenue	(81,386)	-
Loss on disposal of fixed assets	28,320	-
Gain on change in fair value of derivative	(5,569,158)	-
Loss on debt extinguishment	3,962,406	-
Gain on debt restructure	(1,596,000)	-
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates
Accounts receivable	5,771,525	2,568,788
Advances to aggregators	2,675,228	-
Note receivable	-	(720,000)
Prepaid expenses and other assets	(305,374)	(211,715)
Accounts payable	(552,372)	710,273
Accrued expenses	(882,971)	(543,173)
Adjustments for operating activities of continuing operations	5,629,607	19,435,377
Adjustments for operating activities of discontinued operations	-	(18,118)
Total adjustments	5,629,607	19,417,259
Net cash provided by (used in) operating activities	3,384,048	(4,048,269)

Cash flows from investing activities - net of acquisitions:
Collections from notes receivable	-	4,694,605
Investment in subsidiary	-	(200,000)
Acquisition of intangible assets	-	35,410
Purchase of fixed assets	-	(24,760)
Purchase of portfolio and client acquisition costs	(1,260,339)	-
Disposal of fixed assets	(941)	-
Net cash provided by (used in) investing activities of continuing operations	(1,261,280)	4,505,255
Net cash used in investing activities of discontinued operations	-	(36,947)
Net cash provided by (used in) investing activities	(1,261,280)	4,468,308

Cash flows from financing activities - net of acquisitions:
Repayment to financial institutions	(7,756,017)	(5,175,611)
Proceeds from indebtedness	8,879,898	-
Note payable (non-current)	(3,030,666)	2,000,000
Change in restricted cash	-	2,056,821
Cash paid for share repurchases	-	(482,413)
Due to related parties	(1,793,423)	(1,157,242)
Net cash used by financing activities from continuing operations	(3,700,208)	(2,758,445)
Net cash provided by financing activities from discontinued operations	-	973,871
Net cash provided by financing activities	(3,700,208)	(1,784,574)

Effect of exchange rate changes on cash	2,722,837	(202,769)
Net increase (decrease) in cash	1,145,397	(1,567,304)

Cash at beginning of period	126,319	3,579,737
Cash at end of period	$1,271,716	$2,012,433

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$324,716	$644,113
Taxes	$230,191	$-

Issuance of stock upon conversion of indebtedness	$10,637,092	$-

Issued and outstanding common stock (10% of TOT Group’s common stock)	$-	$609,000
Assumed debt	-	20,631,000
Total value of consideration for Unified Payments acquisition	$-	$21,240,000

Stock subscription in connection with acquisition of Aptito	$-	$718,750

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Net Element, Inc. (“We”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in mobile payments and other transactional services in emerging countries and in the United States. We operate in a single operating segment, that being a provider of transactional services and mobile payment solutions. Geographic areas in which we operate include the United States, where through our U.S. based subsidiaries we generate revenues from transactional services and other payment technologies for small and medium-sized businesses (“SME”). Through TOT Group Russia and Net Element Russia, we provide transactional services, mobile payments transactions and other payment technologies in emerging countries including Russian Federation and the Commonwealth of Independent States (“CIS”).

Business

Our transactional services enable its merchant vendors to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as BMO Harris Bank, N.A.in the United States to sponsor us for membership in the Visa®, MasterCard® or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services. Our mobile payments business provides carrier-integrated mobile payments solutions. Our relationships with mobile operators give us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer our clients In-App, P-SMS, Online and Carrier Billing.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial position and results of operations for the related periods. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated results of operations for any interim periods are not necessarily indicative of results to be expected for the full year.

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

Significant estimates include (i) the valuation of acquired merchant portfolios (ii) the recoverability of indeterminate-lived assets, (iii) the remaining useful lives of long-lived assets, and (iv) the sufficiency of merchant, aggregator, legal, and other reserves. On an ongoing basis, we evaluate the sufficiency and accuracy of our estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. Prior to January 1, 2014, all U.S. non-interest bearing transaction accounts were fully insured, regardless of the balance in the account, at all FDIC insured institutions. At June 30, 2014, the bank balances exceed FDIC insured institution limits of $250,000 by approximately $712,565. The bank balances at December 31, 2013 did not exceed FDIC limits.

We maintain approximately $310,000 and $46,000 in uninsured Russian, Ukraine and Cayman Islands bank accounts as of June 30, 2014 and December 31, 2013, respectively.

Other Current Assets

We maintain an inventory of terminals, which we use to service both merchants and independent sales agents. Where the terminals are sold for a fee, we record an expense for the cost of these terminals, plus any set up fees at the time of the sale. In cases where we provide the terminals as a multi-year incentive, the cost of the terminal plus any set up fees are deferred and amortized over the expected customer contract period, generally three years. At June 30, 2014, we have $473,090 in terminals and Apple® iPads and related equipment purchased, of which $248,050 has been placed with merchants. At December 31, 2013 we had $446,658 in terminals and iPads of which $170,378 had been placed. Amortization of these terminals amounted to $12,751 and $2,657 for the three months ended June 30, 2014 and 2013, and $27,419 and $2,657 for the six months ended June 30, 2014 and 2013.

Fixed Assets

We depreciate our furniture, servers, software and equipment over a term of three to ten years. Computers and software are depreciated over terms between two and five years. Leasehold improvements are depreciated over the shorter of the economic life or term of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

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

Intangible Assets

Included in our intangible assets are merchant portfolios, which represent the net book value of an acquired merchant customer base, and are amortized on a straight-line basis over their respective useful lives, generally three to five years. Merchant portfolios are assessed for impairment if events or circumstances indicate that their respective carrying values are not recoverable from the future anticipated undiscounted net cash flows attributable to such assets. In such cases, the amount of any potential impairment would be measured as the excess, if any, of carrying value over the fair value of such assets.

On July 30, 2013, our subsidiary, TOT Payments, LLC, brought an action against First Data Corporation (“FDR”). In its complaint, TOT Payments claims that FDR breached its obligations pursuant to a 2006 Marketing Agreement. Because the FDR case was dismissed, management has decided that the possibility of recovering fees is remote and therefore wrote off the remaining net asset value of the FDR Portfolio, for an impairment charge of $872,354 during the year ended December 31, 2013.

We also capitalize direct expenses associated with filing of patents and patent applications and amortize the capitalized intellectual property costs over five years beginning when the patent is approved.

Additionally, we capitalize the fair value of intangible assets acquired in business combinations. We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: merchant portfolios, trade names, non-compete agreements, customer relationships and technology.

Accrued Residual Commissions

We pay commissions to independent sales groups (“ISGs”) based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by us on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. We report commission payments as a cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss. The residual commission payable to ISGs and independent sales agents was $399,460 and $451,374 at June 30 2014 and December 31, 2013, respectively. We pay commissions on annual fees and defer and amortize those fees over a twelve month period. We pay our agents these commissions, in advance of recognizing the revenue. At December 31, 2013 we deferred $115,700 of commissions on annual fees, which were included in prepaid expenses in the accompanying condensed consolidated balance sheet and will recognize the deferred fees over the next twelve months. As of June 30, 2014 and December 31, 2013 we had $67,490 and $115,700 respectively, in deferred commissions. Commission payables are included in accounts payable in the accompanying condensed consolidated balance sheets.

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

During the three and six months ended June 30, 2014, we recorded $65,277 and $152,056, respectively, in additional capitalized customer acquisition costs and $35,386 and $78,928, respectively, in related additional amortization. During the three and six months ended June 30, 2013, we recorded $282,380 in additional capitalized customer acquisition costs and $20,220, in related additional amortization, as operations did not begin for TOT Payments until April 16, 2013. The balance of customer acquisition costs, net of amortization is $453,639 and $380,511 at June 30, 2014 and December 31, 2013, respectively, and reflected in intangible assets in the accompanying condensed consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, merchant portfolios, notes receivable, accounts payable and debt instruments. The carrying values of cash, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the debt of $16,734,074 at June 30, 2014 and $21,071,624 at December 31, 2013 approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

We measure certain nonfinancial assets and liabilities at fair value on a nonrecurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-level fair value hierarchy to prioritize the inputs used to measure fair value and maximizes the use of observable inputs and minimizes the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in business combinations as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the Unified Payments acquisition, as discussed in Note 4, were measured at fair value at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment (see Note 4) primarily was based on observable inputs using company specific information and is classified as Level 3.

Concentrations

Our total revenue was $ 9,755,514 for the six months ended June 30, 2014. Of this amount, $8,664,561 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $1,086,705 was derived from processing of mobile electronic payments.

The transaction processing revenues were derived from processing merchant customer transactions, which are processed primarily by two “third-party” processing networks. For the three months ended June 30, 2014, we processed 56% of total revenue with Total System Services, Inc. (TSYS) as a settlement platform using Cynergy Data, LLC (Cynergy) as a conduit to TSYS, and 28% with Vantiv, Inc. (Vantiv) as a settlement platform.

Our mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the three months ended June 30, 2014, we processed 4% of its total revenue with Megaphone, and 4% with Mobile TeleSystems OJSC (MTS).

Foreign Currency Transactions

We are subject to exchange rate risk in its foreign operations Russia, the functional currency of which is Russian Ruble. In Russia, we generate service fee revenues and incurs product development, engineering, website development, interest expense, and general and administrative costs and expenses. The Russian engineering operations pay a majority of their operating expenses in their local currencies, exposing us to exchange rate risk.

We do not engage in any currency hedging activities.

Revenue Recognition

We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists, (2) performance of services or delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, signed contract or website advertising insertion order. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue.

Our revenues for the three and six month periods ended June 30, 2014 and 2013 are principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments which is our US credit card processing company.

Our transactional processing company derives revenues primarily from the electronic processing of services including: credit, debit and electronic benefits transfer card processing authorized and captured through third party networks, check conversion and guarantee, electronic gift certificate processing, and equipment leasing and sales. These revenues are recorded as bankcard and other processing transactions when processed.

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

Service Fees: Service fees are generated primarily from TOT Money’s mobile payment processing and service fees.

We have multiple element arrangements that include bundled transactions with merchants encompassing annual PCI (payment card industry) fees, annual membership fees, and monthly processing fees.

We account for bundled transactions in accordance with Accounting Standard Update No 2009-13, “Multiple–Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 requires the use of the relative selling price method of allocating total consideration to units of accounting in a multiple element arrangement and eliminates the residual method. This accounting principle requires an entity to allocate revenue in an arrangement using estimated selling price deliverables if it does not have vendor specific objective evidence (VSOE) or third party evidence (TPE) of selling price.

VSOE is the price charged when the same or similar product or service is sold separately. We define VSOE as a median price of recent stand-alone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately.

We evaluate each deliverable in its arrangements to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to our customers. Our products (i.e., terminals) and services qualify as separate units of accounting under ASU 2009-13.

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

Generally, we (i) are the primary obligor in its arrangements with its merchant customers, (ii) have latitude in establishing the price of its services, (iii) have the ability to change the product and perform parts of the services, (iv) have discretion in supplier selection, (v) have latitude in determining the product and service specifications to meet the needs of its merchant customers, and (vi) assume credit risk. In such cases, We report revenues as gross of fees deducted by its sponsoring member banks, as well as fees deducted from card-issuing member banks and card associations (Visa® and MasterCard®) on behalf of its sponsoring member banks for interchange and assessments. These fees charged by the card associations to process the credit card transactions are recorded separately as cost of sales and interchange fees in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

Funds received by TOT Money from mobile operators include amounts due to aggregators for supplying us with billable transactions from content providers. Revenues are presented net of aggregator payments on the condensed consolidated financial statements of TOT Money as the collections are considered to be agency fees. TOT Money serves as agent to the mobile operators, performing a service for a fee.

Cost of services for TOT Money is comprised primarily of fees for short numbers provided by the mobile operators that are used to provide traffic from content providers.

Cost of services for TOT Payments is comprised primarily of processing fees paid to third parties attributable to providing transaction processing and other services to the Company’s merchant customers. Interchange fees and cost of services are recognized as incurred, which generally occurs in the same period in which the corresponding revenue is recognized. Interchange fees are set by the card networks, and are paid to the card-issuing bank. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa® and MasterCard® network dues.

Net Income (Loss) per Share

Basic net income (loss) per common share is computed by dividing net income (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At June 30, 2014 and 2013, the Company had 8,398,900 warrants issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the six months ended June 30, 2014 and 2013, the Company did not recognize any charges for impairment of goodwill and intangible assets.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

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

We recognize net deferred tax assets to the extent that our management believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years, which remain subject to examination as of June 30, 2014. See Note 17 for discussion of our uncertain tax positions.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company for annual reporting periods beginning after December 15, 2016 and early application of ASU 2014-09 is not permitted for public companies. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Following the consolidation principles promulgated by U.S. GAAP, our condensed consolidated financial statements include Continuing Operations:

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

All material intercompany accounts and transactions have been eliminated in this consolidation.

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

In addition, the condensed consolidated statements of operations and comprehensive income (loss) and statements of cash flows contain activity through September 25, 2013 for discontinued operations of our on-line media businesses.   On September 25, 2013, we entered into a Contribution Agreement with T1T Lab, LLC, a Florida limited liability company (“T1T Lab”), and T1T Group, LLC, a Delaware limited liability company (“T1T Group”), pursuant to which on September 25, 2013, we contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) in exchange for a 10% interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by us to K1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries.

On February 11, 2014, we agreed to transfer to T1T Group our 10% interest in T1T Labs in consideration for us being released from our obligations to T1T Lab (including the obligations to make capital contributions to T1T Lab).

There are no amounts reported on the condensed consolidated balance sheets for the discontinued entities at June 30, 2014 and December 31, 2013 given the divesture occurred on September 25, 2013.   Prior periods have been adjusted to report the net assets and results from operations of these discontinued entities as discontinued operations.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our Company’s condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a net loss of approximately $2.2 million for the six months ended June 30, 2014, an accumulated deficit of approximately $121.2 million and working capital of approximately $0.3 million at June 30, 2014.

The independent auditors’ report on our Company’s consolidated financial statements for the year ended December 31, 2013 contained an explanatory paragraph expressing substantial doubt as to our Company’s ability to continue as a going concern.

Failure to successfully continue developing our payment processing operations and maintain contracts with merchants, mobile phone carriers and content providers to use TOT Group’s services could harm our revenues and materially adversely affect our financial condition and results of operations.  The inability to timely receive the subscription receivable may impact our ability to fully implement our business plan. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing our technologies and operations.

We are continuing with our plan to further grow and expand its payment processing operations in emerging markets, particularly in Russia and surrounding countries. Management believes that its current operating strategy will provide the opportunity for us to continue operations; however, there is no assurance this will occur. The inability to renew or replace the Alpha Bank factoring line of credit would impact our ability to fully implement our business plan. The accompanying condensed consolidated financial statements do not include any adjustments as a result of these uncertainties.

NOTE 4. MERGER AND ACQUISITION TRANSACTIONS

Unified Payments

On April 16, 2013, we entered into a Contribution Agreement (the “Contribution Agreement”) with Unified Payments, LLC, a Delaware limited liability company, TOT Group, Oleg Firer, individually, and Georgia Notes 18 LLC, a Florida limited liability company. Pursuant to the Contribution Agreement, on April 16, 2013, certain subsidiaries of TOT Group, which were formed for the purpose of effectuating the transactions contemplated by the Contribution Agreement, acquired substantially all of the business assets of Unified Payments. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. As consideration for Unified Payments’ and its subsidiaries’ contribution of their assets to TOT Group subsidiaries, (a) we contributed to a subsidiary of TOT Group 70% of the equity interests in our subsidiary, OOO TOT Money (through which we operate our mobile commerce payment processing business); (b) TOT Group issued to Unified Payments 10% of TOT Group’s issued and outstanding common stock which was valued at approximately $600,000 (valued based on a discounted cash flow analysis of TOT Group adjusted for a lack of marketability discount); and (c) TOT Group assumed approximately $20.6 million in liabilities of Unified Payments and its subsidiaries. Had the acquisition occurred on January 1, 2013, revenue and net loss from operations would have increased by $5,662,740 and $1,081,218, respectively.

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

Intangible assets and merchant portfolios are being amortized in a manner consistent with the pattern in which the related benefits are expected to be consumed. Goodwill arising from the acquisition represents the estimated value of Unified Payments’ presence in key high growth markets, its assembled workforce, its management team’s industry-specific project management expertise and synergies expected to be achieved from the combined operations of Unified Payments and TOT Money.

As part of its June 30, 2013 financial statement closing process, as well as our review of the independent valuation performed in connection with the Unified Payments business combination, management determined that the reported goodwill of its TOT Payments unit as of June 30, 2013 was impaired. The carrying amount of this reporting unit was negative as of June 30, 2013, thus we performed Step 2 of the goodwill impairment test as of June 30, 2013. The fair value of the reporting unit was determined based on a combination of the income approach (discounted cash flow analysis) and market approach. The result of the Step 2 analysis indicated that the TOT Payments reporting unit’s goodwill was impaired by approximately $11.2 million as of June 30, 2013. We recorded a non-cash, goodwill impairment charge of $11,200,000 million for the three months ended June 30, 2013. At December 31, 2013, we performed its impairment test again and determined that no further impairment was necessary.

On September 4, 2013, we entered into a letter agreement, dated as of August 28, 2013, with Oleg Firer, Steven Wolberg, Georgia Notes 18 LLC and Vladimir Sadovskiy, pursuant to which we agreed, subject to approval of our shareholders, to issue such number of shares of Common Stock equal to 10% of our issued and outstanding Common Stock as of the date of issuance of such shares in exchange for our acquisition of the outstanding 10% noncontrolling interest in TOT Group, Inc. Pursuant to this agreement, we are obligated to issue to Mr. Firer (who is Chief Executive Officer and a director of the Company) 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 2% of our issued and outstanding Common Stock as of the date of issuance of such shares.

Effective June 30, 2014, we executed Amendment No. 1 with Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy. Prior to the date of this Amendment No. 1, the parties intended that the number of shares of our common stock (the “Shares”) to be issued would be calculated to reflect shares that constituted a 10% ownership interest in the Company on a pre-share issuance basis. As and with effect from the Effective Date, the parties agree that the number of Shares to be issued pursuant to the Exchange Agreement shall be calculated to reflect Shares that constitute a 10% ownership interest in the Company on the post-share issuance basis.

As of June 30, 2014, the number of shares, market price and total value for the 10% interest issued by the Company for the acquisition of the 10% minority interest of TOT Group, Inc. were 3,135,856 shares, $4.28 weighted average per share and $13,415,197, respectively. We recorded a non-cash compensation charge for this transaction was $13,922,910, which consists of the $13,415,197 total value of the shares issued, the negative book value of the 10% noncontrolling interest in TOT Group, Inc. of $1,107,713, less the fair value of the 10% TOT Group stock of $600,000.

Aptito

On June 18, 2013, Aptito, an indirect subsidiary, entered into an Asset Purchase Agreement with Aptito.com, Inc., a New York corporation (“Seller”), pursuant to which Aptito acquired on such date substantially all of the business assets of Seller. The business assets sold to Aptito by Seller include the development, implementation and sales of an all-in-one, cloud-based, digital point-of-sale software and customer relations management and payments platform, including the Restaurant mPOS, a tablet-based point-of-sale solution that combines traditional point-of-sale functionality with mobile ordering, payments, social media, intelligent offers, mobile applications, loyalty and transactional data all in one solution using Seller’s (and now Aptito’s) cloud-based payments platform.

As consideration for the acquired business assets, (a) Aptito assumed and simultaneously repaid $145,000 of outstanding indebtedness (with an original principal balance totaling $200,000); and (b) we agreed to issue to Seller 125,000 restricted shares of our common stock, which shares vested quarterly over 12 months (valued at $718,750). The total purchase consideration was $918,750 and ascribed to goodwill. At June 30, 2014, 125,000 shares with a value of $718,750 have been vested.

Our subsidiary, TOT Group, which owns an 80% membership interest in Aptito, has an option to purchase Seller’s 20% membership interest in Aptito at any time after December 31, 2014 or at any time upon a change of control (as defined in Aptito’s limited liability company agreement) of Aptito, with the purchase price based on the fair market value of Aptito as of the end of the calendar month immediately preceding TOT Group’s request for a valuation in accordance with the terms of the option, payable in cash, cancellation of indebtedness, shares of common stock or a combination of the foregoing.

Had the acquisition occurred on January 1, 2013, revenue and net loss from operations would have increased by $55,091 and $112,602, respectively.

NOTE 5. DISCONTINUED OPERATIONS

On September 25, 2013, we entered into a Contribution Agreement (the “Divestiture Contribution Agreement”) with T1T Lab and T1T Group, pursuant to which, on September 25, 2013, we contributed to T1T Lab all of our membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the “Disposed Subsidiaries”).   The Disposed Subsidiaries constitute all of our interests in online media businesses and operations (referred to herein collectively as our “entertainment assets”).   As described further below, following the transactions effectuated pursuant to the Divestiture Contribution Agreement, we indirectly owned a minority interest in the Disposed Subsidiaries through its 10% membership interest in T1T Lab.   We disposed of our entertainment assets in order to focus our business operations on mobile payments, transactional services and related technologies and to reduce the significant expenses associated with developing and maintaining the entertainment assets.

Pursuant to the Divestiture Contribution Agreement, we contributed to T1T Lab all of our membership and participation interests in the Disposed Subsidiaries and agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000  (recorded as part of Due to related Parties (current portion) on the condensed consolidated balance sheet), payable in full or in installments when requested by T1T Lab but in no event later than within the 12-month period after September 25, 2013 (unless such period is mutually extended in writing by us and T1T Group).

Subject to T1T Lab’s prior written approval, a portion of our initial capital contribution may be made in the form of future services provided by us, with the value of such services to be agreed upon in writing between us and T1T Group prior to providing such services. The amount of our initial capital contribution is a negotiated amount required for T1T Lab to acquire the Disposed Subsidiaries. In exchange for such contributions, we were issued a 10% membership interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by us to K 1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable by the Disposed Subsidiaries to us, on the one hand, and by us to the Disposed Subsidiaries, on the other hand, were forgiven by the parties.  The investment, which amounted to $46,113, was accounted for under the cost method since we owns 10% of T1T Lab, LLC and do not influence the operations of T1T Lab, LLC.

On February 11, 2014, we agreed to transfer to T1T Group our 10% interest in T1T Labs in consideration for us being released from our obligations to T1T Lab (including the obligations to make capital contributions to T1T Lab).

T1T Group is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi, a stockholder of the Company).

Based on the foregoing, and in conformity with applicable accounting guidance, the Disposed Subsidiaries qualify as a discontinued operation.   Accordingly, financial results of the Disposed Subsidiaries have been reported as discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss for all periods presented.

For the three months ended June 30, 2013 our discontinued operations contained revenues of $8,110, loss before income taxes of $253,520, an income tax provision of $0 and Net Loss from discontinued operations of $0.  For the six months ended June 30, 2013 our discontinued operations contained revenues of $14,475, loss before income taxes of $624,462, an income tax provision of $0 and Net Loss from discontinued operations of $0.

As of June 30, 2014 and December 31, 2013, there were no assets or liabilities of discontinued operations because the entities were divested on September 25, 2013.

NOTE 6. NOTES RECEIVABLE

As of June 30, 2014 and December 31, 2013 we had net notes receivable as follows:

	June 30, 2014	December 31, 2013
Note receivable from former general director	$-	$1,834,302
Less: Allowance for uncollectible note receivable	-	(1,834,302)
Total note receivable, net	$-	$-

Former General Director TOT Money

We commenced our carrier-integrated mobile payment payments solutions operations, through our subsidiary TOT Money, during the third quarter of 2012. These operations consist of TOT Money paying aggregators for content to be provided to mobile operators. Aggregators are businesses that contract for content from several content providers and provide processing volume to TOT Money.   During the fourth quarter of 2012 and the six months ended June 30, 2013, TOT Money’s former general director was providing advances to aggregators based on projected processing volumes. Although we have a history of transactions with most aggregators, we do not obtain financial statements or bank references to complete a full credit review of each aggregator. In addition, aggregator advances are unsecured. As of December 31, 2012, we established a 10% reserve on these aggregator advances based on actual and estimated processing volumes subsequent to these dates, and concluded that the net aggregator advances were recoverable as of December 31, 2012.

During the second quarter of 2013, our new CEO and newly appointed management of TOT Group Russia completed its analysis of its aggregator and mobile operator relationships. As part of this review, management determined that the former general director of TOT Money provided advances to aggregators, which exceeded the future processing volumes to be provided by these aggregators. As a result, management concluded that a significant portion of these advanced amounts would not be recoverable in the form of future business from the aggregators. The former general director assumed responsibility for a certain amount of these advances and entered into a settlement agreement for $3.8 million, which was fully reserved and then deemed uncollectible on February 10, 2014 when the former general director resigned.

NOTE 7. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from processors and Russian mobile operators. Total accounts receivable amounted to $4,374,431 and $10,619,289 at June 30, 2014 and December 31, 2013 respectively, consisting primarily of $2,824,391 and $9,118,849 of amounts due from Russian mobile operators and $1,550,040 and $1,498,620 of TOT Payments, Inc. merchant receivables at June 30, 2014 and December 31, 2013 respectively.

The $1,550,040 and $1,498,620 of merchant receivables are presented net of a $103,031 and $2,111,303 allowance for amounts due from certain merchants. There were additional charges to bad debts for $201,407 for ACH rejects in the normal course of operations and a ($1,640,110) recovery as a result of an adjustment to the allowance for bad debts for its Russian operations.

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

The cycle of the Russian TOT Money mobile payment processing business begins with TOT Money advancing funds to aggregators for data traffic to be provided to mobile operators. Aggregators provide transactions to TOT Money for processing and billing to contract mobile operators. The mobile operator contracts and associated receivables are with the three largest mobile telecommunications companies in Russia: Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom. We do not reserve for these accounts receivable given payment history that the Company has with each mobile operator and the size of each mobile operator company. The collection cycle with mobile operators is approximately 45 days.

We monitor all accounts receivable, notes receivable and transactions with mobile operators and aggregators on a monthly basis to ensure collectability and the adequacy of loss provisions. Considerations include payment history, business volume history, financial statements of borrower, projections of borrower and other standard credit review documentation. Management uses its best judgment to adequately reserve for future losses after all available information is reviewed.

NOTE 8. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life		December 31,
	(in years)	June 30, 2014	2013
Furniture and equipment	3 - 10	$137,540	$236,432
Computers	2 - 5	145,237	254,280
Leasehold improvements*		-	-
Total		282,777	490,712

Less: Accumulated depreciation		(219,543)	(353,445)

Total fixed assets, net		$63,234	$137,267

Depreciation expense was $29,135 and $41,957 for the three months ended June 30, 2014 and 2013, respectively, and $40,415 and $84,018 for the six months ended June 30, 2014 and 2013, respectively.

NOTE 9.  INTANGIBLE ASSETS

Merchant Portfolios

The following table reflects our merchant portfolio at cost and net carrying value as of June 30, 2014:

		Remaining
		Useful Life in	Accumulated
	Cost	Months	Amortization	Net

TOT BPS, LLC	$1,852,851	15	$1,469,862	$382,989
TOT HPS, LLC	102,050	15	80,951	21,099
TOT FBS, LLC	968,010	22	557,627	410,383
UPS Portfolios	1,095,000	33-34.5	40,833	1,054,167
	$4,017,911		$2,149,273	$1,868,638

The useful lives of merchant portfolios represent management’s best estimate over which we will recognize the economic benefits of these intangible assets. During the three months ended June 30, 2014 we purchased the rights to residuals resulting in a net increase of its cash flow of approximately $60,000. We paid approximately 18.5 times the monthly cash flow for the right to these residuals which are reflected in UPS Portfolios. We are amortizing the cost of this portfolio over 36 months.

We capitalize certain development costs. Specifically, costs to develop software. A capitalized project would be closer to a full product launch than an incremental or point release update. Costs for maintenance and minor updates are expensed as incurred. Capitalized costs are amortized over 24 months on a straight-line basis. We also capitalize projects from the point of start to the point the application, service or website is publicly launched. Amortization is straight-line over 24 months. Impairment is reviewed quarterly to ensure only viable active project costs are capitalized. The balances at June 30, 2014 and December 31, 2013 were $228,203, and $243,825 respectively.

In connection with the Unified Payments acquisition in 2013, two key executives signed covenants not to compete. These covenants have a three-year life.

At June 30, 2014, we had $3,052,847 of intangible assets of which $2,551,181 is attributed to TOT Group. Shown below are the details of intangible assets as of June 30, 2014:

			Client Acquisition	Covenant Not to
	IP Sofware	Portfolios	Costs	Compete	Total
Balance at December 31, 2013	$243,825	$1,698,421	$380,511	$641,667	$2,964,424
Additions	-	-	86,779	-	86,779
Amortization	(7,461)	(441,975)	(43,542)	(70,000)	(562,978)
Impairment	-	-	-	-	-
Balance at March 31, 2014	$236,364	$1,256,446	$423,748	$571,667	$2,488,225
Additions		1,095,000	65,277		1,160,277
Amortization	(7,461)	(482,808)	(35,386)	(70,000)	(595,655)
Impairment	-	-	-	-	-
Balance at June 30, 2014	$228,903	$1,868,638	$453,639	$501,667	$3,052,847

Amortization expense was $595,655 and $581,379 for the three months ended June 30, 2014 and 2013, respectively, and $1,158,633 and $581,379 for the six months ended June 30, 2014 and 2013, respectively.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

2014	$1,049,438
2015	1,004,125
2016	612,805
2017	273,669
2018	112,810
Total	$3,052,847

NOTE 10. SHORT TERM LOANS

At June 30, 2014 and December 31, 2013, we had approximately $256,402 and $8,478,810, respectively, in short term loans payable under factoring and credit agreements with Alfa-Bank that was entered into by our Russian subsidiary, TOT Money.

In September 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended, TOT Money assigned to Alfa-Bank its accounts receivable as security for financing for up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The amount loaned by Alfa-Bank pursuant to the agreement with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the agreement, Alfa-Bank is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. The agreement expired on May 20, 2014 and is currently in process of being renewed. Interest on the factoring arrangement ranged from 9.70% to 11.95% annually of the amounts borrowed, with servicing fees ranging from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 million in U.S. dollars) per account receivable. TOT Money’s obligations under the agreement also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is the Chairman of the Board of Directors of the Company.

In August, 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed of 53.9 million rubles (approximately $1.8 million in U.S. dollars) under the Credit Agreement is 3.55% per annum. The loan was secured by 55.0 million rubles of restricted cash (approximately $1.8 million in U.S. dollars). Alfa-Bank has the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. The line of credit expired on May 20, 2014. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. The balance outstanding on the line of credit was $0 at December 31, 2013. We did not renew this Credit Agreement upon its expiration on May 20, 2014.

NOTE 11. ACCRUED EXPENSES

At June 30, 2014 and December 31, 2013, accrued expenses amounted to $2,713,911 and $3,484,963, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Accrued professional fees	$425,040	$711,340
Short term loan advances	-	240,000
Accrued income and VAT taxes	-	350,743
Promotional expense	180,014	261,311
Accrued interest	260,702	196,396
Accrued payroll	90,595	282,804
Accrued bonus	1,362,128	1,265,597
Other accrued expenses	395,432	176,772
	$2,713,911	$3,484,963

Accrued bonuses were approximately $1.4 million and $1.3 million at June 30, 2014 and December 31, 2013, respectively, which are attributed to the TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 12. LONG TERM DEBT

We assumed certain debt obligations in connection with its April 16, 2013 acquisition of Unified Payments.

	June 30,	December 31,
	2014	2013
MBF Merchant Capital LLC	$3,000,584	$5,000,584
RBL Capital Group, LLC	-	2,565,306
Capital Sources	2,300,000	2,300,000
Georgia Notes	11,433,490	11,098,066
Other	-	107,668
Subtotal	$16,734,074	$21,071,624

Less Current Portion	98,493	3,816,093

Long Term Debt	$16,635,581	$17,255,531

MBF Merchant Capital, LLC

Our note payable to MBF Merchant Capital, LLC (“MBF”) was restructured in May 2014, whereby the outstanding 9.75% note payable balance of approximately $5.0 million was exchanged for (i) a $3.0 million note with a stated interest rate of 12.0% maturing on August 2018 (ii) 100,000 shares of our common stock and (iii) a cash payment of $400,000. The terms of the note require monthly principal and interest payments of $79,001 commencing September 10, 2014 and ending August 10, 2018. For the first three months of the loan, we are only required to make interest-only payments in the amount of $30,000 per month commencing on June 10, 2014 and ending August 10, 2014. The restructuring was accounted for as an extinguishment, and the $1,800,000 decrease in the loan principal, resulted in a $1,596,000 gain on the debt restructure and is reported in the other income section of the Statements of Operations and Comprehensive Income (Loss) for the three and six month periods ending June 30, 2014.

RBL Capital Group, LLC and Cayman Invest, S.A.

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the RBL Loan Agreement, RBL agreed to extend to the co-borrowers a credit facility under which such co-borrowers may borrow up to $10,000,000 from RBL during the period of 18 months from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate will not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum.

The co-borrowers’ obligations to RBL pursuant to the RBL Loan Agreement are secured by a first priority security interest in all of the co-borrowers’ tangible and intangible assets, including but not limited to their merchants, merchant contracts and proceeds thereof, and all right title and interest in co-borrowers’ processing contracts, contract rights, and portfolio cash flows with all processors of co-borrowers.

On April 21, 2014, we entered into a Secured Convertible Senior Promissory Note (the “Note”) with Cayman Invest, S.A. (“CI”). Pursuant to the Note, CI agreed to loan $11,200,000 to us. No interest will accrue under the Note; provided, however, that upon a default under the Note, the Note will accrue simple interest at 12% per annum. Prior to March 31, 2015, effective upon a first financing closing after the date of the Note, in which we receive financing of at least $10 million from a third party (the “Qualified Financing”), the entire principal amount of the Note will be automatically converted into common shares equal to 15% of the then outstanding shares of the Company. Effective upon an equity financing after the date of this Note in which we issue stock, (other than a Qualified Financing) or at any time before or after March 31, 2015, at the option of CI, the entire principal amount of the Note may be converted into common shares equal to 15% of the then outstanding shares of the Company. Unless converted, the outstanding amount under the Note will be due and payable on the earlier of March 31, 2015 and the closing of a sale of a majority of the ownership of the Company or any voluntary or involuntary liquidation, dissolution or winding up of the Company. Under the Note, we agreed to take all actions to have the obligations under the Note positioned as a senior security interest secured by all Company assets and by those payment processing portfolios owned as of the date of the Note.

On June 30, 2014, as a result of the closing of the credit facility under the RBL Loan Agreement, the entire principal amount of the CI Note was converted into 5,569,158 shares of common stock constituting 15% of the then outstanding shares of common stock the Company. Accordingly, the Note is no longer outstanding.

On April 7, 2014 we repaid the following two notes payable to RBL, with a combined aggregate principal balance of $2,350,956, and $2,601,843, inclusive of interest and prepayment fees:

The first note payable to RBL had an interest rate of 15.635%, requiring monthly payments of $77,560 and was secured by the residuals received from Cynergy Data. RBL had waived the requirement for monthly payments to increase to $125,000 in the event that the cash flow ratio at the end of any calendar month, as defined, was less than 2:1 for two consecutive months. The note was subject to prepayment penalties, and was collateralized by a security agreement that provides RBL with a senior priority security interest in the Company assets. We had been making interest-only payments since July 2013.

The second note payable to RBL also had an interest rate of 15.635%, requiring monthly payments of $84,584 and was secured by residuals received by a legacy processor of TOT BPS, LLC. RBL had waived the requirement for monthly payments to increase to $125,000 in the event that the cash flow ratio at the end of any calendar month, as defined, was less than 1.7:1 for three consecutive months.

Capital Sources of New York

The unsecured $2,300,000 note payable to Capital Sources of New York (“CSNY”) originally required interest-only payments at 15.0% through February 1, 2014, followed by 24 equal principal and interest installments of $111,519. On April 17, 2014 we restructured its note with CSNY, whereby the interest rate on its outstanding indebtedness was reduced from 15.0% to 12.0%, with interest-only payments for a 24-month period commencing, April 1, 2014, followed by $108,268 principal and interest payments for the following 24 months commencing May 2016. The loan matures in May 2018.

Georgia Notes, LLC

In January 2014, the preferred membership interests in Unified Payments plus accrued payment in kind (PIK) interest thereon was converted to an 8% interest-only loan with a face value of approximately $13.3 million. The loan matures on January 1, 2017 and has a balance of $11,433,489 at June 30, 2014.

Scheduled Debt Principal Maturities

Scheduled principal maturities on all indebtedness at June 30, 2014 are as follows:

Year ended December 31, 2014	$98,493
Year ended December 31, 2015	633,953
Year ended December 31, 2016	1,420,865
Year ended December 31, 2017	15,243,980
Year ended December 31, 2018	2,938,951
Total	20,336,242
Less Unamortized Debt Discount	(3,602,168)
Balance as of June 30, 2014	$16,734,074

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

In May 2013, we entered into a lease agreement and relocated our corporate headquarters and principal executive offices to North Miami Beach, Florida. The term of the lease agreement is from May 1, 2013 through December 31, 2016, with monthly rent at the rates of $16,800 per month (or $134,400 for the initial eight-month period) for the period from May 1, 2013 through December 31, 2013, $17,640 per month (or $211,680 per year) for the period from January 1, 2014 through December 31, 2014, $18,522 per month (or $222,264 per year) for the period from January 1, 2015 through December 31, 2015 and $19,448.10 per month (or $233,377.20 per year) for the period from January 1, 2016 through December 31, 2016. Total rent expense for this lease was $60,095 and $131,909 for the three and six months ended June 30, 2014, respectively, and $128,892 and $161,016 for the three and six months ended June 30, 2013, respectively.

We lease office space in Russia at $1,800 per month through February, 2015. We also lease office space in Russia for $1200 per month through September 2015. Total rent expense for these leases was $58,261 and $64,921 for the three and six months ended June 30, 2014, respectively, and $59,341 and $133,071 for the three and six months ended June 30, 2013, respectively.

Total future lease payments are as follows:

2014	$135,813
2015	233,683
2016	233,376
2017	-
2018	-
Total	$602,872

MBF Debt Restructure

In connection with the MBF loan restructuring, we have agreed to make a contingent payment to MBF in the amount of $500,000 in the event that we exercise our right to redeem the warrants outstanding.

Litigation

First Data Corporation

On July 30, 2013, TOT Payments brought an action against First Data Corporation (“FDC”) in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that FDC breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  FDC is the successor in interest to Paymentech.  On July 15, 2013, FDC failed to pay to TOT Payments the monthly residuals otherwise due, as FDC alleges that the MMOA Agreement was lawfully terminated in April 2012, and that FDC had 180 days after the termination notice to move the MMOA merchants to a new platform. Failing to do so would allow FDC to withhold residual payments, and FDC can take ownership of all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals are between $150,000 and $250,000, net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of FDC to withhold monthly residuals due.  TOT Payments filed an opposition to FDC’s motion to dismiss (for lack of standing) on October 24, 2013. FDC’s Reply to TOT Payments’ opposition was filed October 31, 2013.  FDC filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013.  The case was subsequently dismissed and TOT Payments has filed an Appeal of the dismissal.

OOO-RM Invest

We are a defendant to a lawsuit filed by OOO-RM Invest (“RMI”) on March 17, 2014 in the US District Court, Southern District of Florida. In its complaint, RMI claims that on or about July 11, 2012 it entered into an “oral agreement” with us, allegedly agreeing: (a) to form a new entity, TOT Money International, LTD (“TMI”), that would continue the operations of RMI; (b) that we would provide financing by TMI in the amount of 600,000,000 Russian rubles; (c) that we would assume certain liabilities of RMI; (d) that we would be responsible for all business operations of RMI and TMI; (e) that we would deliver the Digital SkyTechnologies (“DST’’) account and stated key DST structures to TMI; (f) that RMI would receive a 30% ownership stake in TMI and/or receive shares of stock in Net Element, Inc.; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TMI; (h) RMI would provide TMI with access to RMI’s operating accounts; and (i) RMI would transfer client accounts and contracts to TMI. RMI claims that we breached its obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million.  Management strongly denies all allegations referenced in the complaint and engaged legal counsel to defend its interests.  A Motion to Dismiss on jurisdictional as well as substantive grounds has been filed and is pending a hearing.

Other Legal Proceedings

We are involved in certain legal proceedings and claims which arise in the ordinary course of business. In the opinion of the management, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition, or cash flows. As more information becomes available, if management should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, it will record a reserve for the claim in question. If and when such a reserve is recorded, it could be material and could adversely impact our results of operations, financial condition, and cash flows.

NOTE 14. RELATED PARTY TRANSACTIONS

In September 2013, we entered into a Contribution Agreement with T1T Lab and T1T Group, LLC, pursuant to which we contributed all of our membership and participation interests in our subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the “Disposed Subsidiaries”) to T1T Lab. The Disposed Subsidiaries constituted all of the Company’s interests in online media businesses and operations (referred to herein collectively as our “entertainment assets”). Pursuant to the Contribution Agreement, we contributed to T1T Lab all of our membership and participation interests in the Disposed Subsidiaries and agreed to make contributions to T1T Lab in the amount of $1,259,000. In exchange for such contributions, we received a 10% membership interest in T1T Lab, and T1T Lab assumed $2,162,158 in liabilities (inclusive of $2,000,000 owed by us to K1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable and receivable between the Disposed Subsidiaries to us were extinguished by us and T1T Lab (as applicable). Total intercompany loans forgiven us, net of the total intercompany loans forgiven by the Disposed Subsidiaries, was $9,254,725. The remaining 90% membership interest in T1T Lab was owned by T1T Group, LLC, an entity wholly-owned by Enerfund, LLC (an entity wholly-owned by Mike Zoi, a stockholder of the Company). In February 2014, we executed an Assignment of Membership Interest in favor of T1T Group, LLC. Pursuant to such assignment, we transferred our 10% Interests in T1T Lab to T1T Group, LLC in consideration for us being released from all of its obligations to T1T Lab (including the obligations to make capital contributions to T1T Lab). Oleg Firer, previously appointed as an Executive of T1T Lab, resigned his position with T1T Lab.

In December 2013, we entered into a Services Agreement with K1 Holding (the “Services Agreement”). K1 Holding is an affiliate of Igor Yakovlevich Krutoy. Mr. Krutoy, through K1 Holding, owns a 33% interest in our former subsidiary OOO Music1. The Services Agreement provides for K1 Holding to provide investor relations services outside the United States, and for K1 Holding to assist with future negotiations and relationships with Mobile TeleSystems OJSC, MegaFon OJSC, OJSC VimpelCom (a/k/a Beeline) and their respective affiliates (collectively, the “Mobile Carriers”). The term of the Services Agreement expires on December 5, 2015. In connection with the agreement, we are required to issue to K1 Holding a number of restricted shares of common stock equal to 4% of the total issued and outstanding shares of common stock of the Company at the time of issuance. On June 30, 2014, we issued 1,140,809 shares to K1 Holding representing approximately 4% of the total issued and outstanding shares on that date.

On June 30, 2014, we had $318,301 due to related parties, primarily due to Enerfund. At December 31, 2013, we had $1,451,357 due to related parties, consisting primarily of $1,149,391 due to T1T Lab, and $301,966 due to Enerfund.

NOTE 15. STOCKHOLDERS’ EQUITY

Share Repurchase Program

During December 2012, we announced a Board-approved plan permitting the repurchase of up to $2.5 million of issued and outstanding shares of our common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. We did not repurchase any shares during the six months ended June 30, 2014. For the six months ended June 30, 2013, we repurchased 170,322 shares of its common stock for $477,966 or an average of $2.81 per share including 137,207 shares that were repurchased in a private transaction outside the parameter of the publicly announced repurchase plan.

Purchase of Noncontrolling Interest in TOT Group, Inc.

In September 2013, we entered into a letter agreement with Oleg Firer, Steven Wolberg, Georgia Notes 18 LLC and Vladimir Sadovskiy, pursuant to which we agreed, subject to approval of the Company’s shareholders, to issue such number of shares of Common Stock equal to 10% of the Company’s issued and outstanding Common Stock as of the date of issuance of such shares in exchange for our acquisition of the outstanding 10% minority interest in our 90%-owned subsidiary, TOT Group, Inc. Pursuant to this agreement, we are obligated to issue to Mr. Firer (who is our Chief Executive Officer and a director) 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is our Chief Legal Officer and Secretary) 2% of the Company’s issued and outstanding Common Stock as of the date of issuance of such shares. The agreement was subject to shareholder approval which occurred in December 2013. We recorded a compensation charge of $13,305,817, representing the value of the shares issued to Messrs. Firer and Wolberg. Effective June 30, 2014, the parties to the letter agreement executed Amendment No. 1. Prior to the date of this Amendment No. 1 (June 30, 2014), the parties intended that the number of shares to be issued is to be calculated to reflect shares that constitute a 10% ownership interest in NETE on the pre-share issuance basis.  Effective the date of this Amendment No. 1 (June 30, 2014), the parties agree that the number of shares to be issued is to be calculated to reflect shares that constitute a 10% ownership interest in NETE on the a post-share issuance basis. As a result of this amendment, we recorded an additional compensation charge of $617,093 for the issuance of 323,085 additional shares at June 30, 2014.

Equity Incentive Plan

On December 5, 2013, our Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The purpose of the 2013 Plan is to encourage and enable our employees, independent contractors and directors to acquire a proprietary interest in the Company through the ownership of the Company’s Common Stock and other rights with respect to Common Stock. Such ownership is intended to provide such employees, independent contractors and directors with a more direct stake in the future welfare of the Company. It is also expected that the 2013 Plan will encourage qualified persons to seek and accept employment with the Company and its subsidiaries and to become and remain directors of the Company. Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of Common Stock that are restricted (“Restricted Shares”); (v) units representing shares of Common Stock (“Performance Shares”); (vi) units that do not represent shares of Common Stock but which may be paid in the form of Common Stock (“Performance Units”); and (vii) shares of Common Stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of Common Stock available for award under the 2013 Plan is 5,630,000, subject to adjustment as provided for in the 2013 Plan. Shares of Common Stock issued pursuant to the 2013 Plan may be either authorized but unissued shares or issued shares that have been reacquired. In the event that prior to the end of the period during which Options may be granted under the 2013 Plan, any Option or any Nontandem Stock Appreciation Right under the 2013 Plan expires unexercised or is terminated, surrendered or cancelled (other than in connection with the exercise of Stock Appreciation Rights) without being exercised in whole or in part for any reason, or any Restricted Shares, Performance Shares or Performance Units are forfeited, or if such awards are settled in cash in lieu of shares of Common Stock, then such shares will be available for subsequent awards under the 2013 Plan. The 2013 Plan is administered by the compensation committee. The compensation committee has the power and authority to, among other things: (i) grant Options and determine the purchase price of the Common Stock covered by each Option, the term of each Option, the number of shares of Common Stock to be covered by each Option and any performance objectives or vesting standards applicable to each Option; (ii) designate Options as Incentive Stock Options or Non-Qualified Stock Options and determine which Options, if any, will be accompanied by Tandem Stock Appreciation Rights; (iii) grant Tandem Stock Appreciation Rights and Non-tandem Stock Appreciation Rights and determine the terms and conditions of such rights; (iv) grant Restricted Shares and determine the terms of the restricted period and other conditions and restrictions applicable to such shares; (v) grant Performance Shares and Performance Units and determine the performance objectives, performance periods and other conditions applicable to such shares or units; (vi) grant Unrestricted Shares; and (vii) determine the employees, independent contractors and directors to whom, and the time or times at which, Options, Stock Appreciation Rights, Restricted Shares, Performance Shares, Performance Units and Unrestricted Shares will be granted. Awards may be made to all employees, independent contractors (including persons other than individuals) and directors of the Company or any of its subsidiaries. In determining the employees, independent contractors and directors to whom awards will be granted and the number to be covered by each award, the compensation committee will take into account the nature of the services rendered by such employees, independent contractors and directors, their present and potential contributions to the success of the Company and its subsidiaries and such other factors as the compensation committee deems relevant.

Stock Issuances

On May 10, 2013, we entered into a Settlement, Separation Agreement and General Release (the “Separation Agreement”) with Curtis Wolfe. Mr. Wolfe is a former employee and the former Secretary of the Company, and is the Chief Executive Officer and Chairman of LegalGuru LLC, formerly a 70%-owned subsidiary. Mr. Wolfe also owns the remaining 30% interest in LegalGuru LLC through Lobos Advisors, LLC (a company of which Mr. Wolfe is the President and managing member). Mr. Wolfe’s employment with the Company was effectively terminated as of February 15, 2013, the approximate date when Mr. Wolfe discontinued providing services to the Company, although he continued to hold the position of Company Secretary until April 10, 2013. Pursuant to the Separation Agreement, we agreed, subject to the approval of shareholders at the annual meeting, to issue 75,000 shares of Common Stock to Mr. Wolfe as severance and compensation for his service as an until February 15, 2013. We agreed that Mr. Wolfe would have piggyback registration rights with respect to these shares of Common Stock. In December 2013, shareholders approved the issuance of 75,000 shares to Curtis Wolfe, and we recorded a compensation charge of $356,250 for the year ended December 31, 2013.

During the quarter ended June 30, 2014, we issued 12,500 shares of common stock to the members of its Board of Directors and recorded compensation charges of $43,375.

The note payable to MBF Merchant Capital, LLC (“MBF”) was restructured in May 2014, whereby the outstanding 9.75% note payable balance of approximately $5.0 million was exchanged for (i) a $3.0 million note with a stated interest rate of 12.0% maturing on April 2018, (ii) 100,000 shares of our common stock and (iii) a cash payment of $400,000.

Effective June 30, 2014, we executed Amendment No. 1 with Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy. Prior to the date of this Amendment No. 1, the parties intended that the number of shares of common stock (the “Shares”) to be issued would be calculated to reflect Shares that constituted a 10% ownership interest in the Company on a pre-share issuance basis. As and with effect from the Effective Date, the parties agree that the number of Shares to be issued pursuant to the Exchange Agreement shall be calculated to reflect Shares that constitute a 10% ownership interest in the Company on the post-share issuance basis. As a result of this amendment, we recorded an additional compensation charge of $617,093 for the issuance of 323,085 additional shares at June 30, 2014.

On June 30, 2014, as a result of the closing of the credit facility under the RBL Loan Agreement, the entire principal amount of the CI Note (see Note 12) was converted into 5,569,158 shares of common stock constituting approximately 15% of the then outstanding shares of common stock the Company. Accordingly, the CI Note no longer remains outstanding.

NOTE 16. WARRANTS

At June 30, 2014, we had 8,938,900 warrants outstanding with a weighted average exercise price of $7.50 and a weighted average contract term of 3.26 years.

Each Warrant entitles the registered holder thereof to purchase one share of our common stock at a price of $7.50 per share. The Warrants will be exercisable only if a registration statement relating to the shares of our common stock issuable upon exercise of the Warrants is effective and current.

The Warrants will expire at 5:00 p.m., New York time, on October 2, 2017, or earlier upon redemption.

At any time while the Warrants are exercisable and there is an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants available and current, we may call the outstanding Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per Warrant;

•	upon not less than 30 days¹ prior written notice of redemption (the 30-day redemption period) to each Warrant holder; and

•	if, and only if, the last reported sale price of our common stock on The NASDAQ Capital Market equals or exceeds $15.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Warrant holders.

We will not redeem the Warrants unless an effective registration statement covering the shares of common stock issuable upon exercise of the Warrants is effective and current throughout the 30-day redemption period.

On January 22, 2013 we filed a post-effective amendment on Form S-3 to our registration statement on Form S-4 (File No. 333-182076), as subsequently amended, in order to register the issuance and sale of up to 4,600,000 shares of common stock upon the exercise of warrants that originally were issued by the Company (then known as Cazador Acquisition Corporation Ltd.) in connection with its initial public offering, which warrants became exercisable upon the consummation of the June 12, 2012 Merger Agreement between the Company and Net Element. Each warrant entitles the holder to purchase one share of common stock upon payment of the exercise price of $7.50 per share. The post-effective amendment has not been declared effective by the U.S. Securities and Exchange Commission (“SEC”).

On February 12, 2013 we filed a registration statement on Form S-3 (File No. 333-186621), as subsequently amended, in order to register (i) the resale from time to time by the selling security holders identified therein of up to 4,340,000 warrants originally issued Cazador Acquisition Corporation Ltd. To Cazador Sub Holdings Ltd. in connection with a private placement prior to the Company’s initial public offering and that became exercisable beginning on April 2, 2013, and (ii) the issuance and sale of up to 4,340,000 shares of common stock upon exercise of such warrants. Each warrant entitles the holder to purchase one share of common stock upon payment of the exercise price of $7.50 per share. The registration statement has not been declared effective by the SEC. Of the 4,340,000 warrants issued, Francesco Piovanetti (the former Chief Executive Officer and a former director of the Company) and David P. Kelley II (a current director of the Company) own 3,609,631 and 14,000 warrants, respectively, to purchase an aggregate of 3,623,631 shares of common stock.

NOTE 17. INCOME TAXES

We recorded income tax expense of $6,394 and $0 from our foreign subsidiary in the second quarter of 2014 and 2013 respectively, there is no U.S. current or deferred income tax provision for the three months ended June 30, 2014.

As of June 30, 2014 and June 30, 2013 we have a full valuation on our net deferred tax assets. Our net deferred tax assets are primarily composed of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $44.0 million and $28.8 million for federal, approximately $44.0 million and $17.0 million for state, and approximately $9.6 million and $6.9 million for foreign as of June 30, 2014 and June 30, 2013, respectively. Federal and state NOLs could be subject to limitations if, within any three year period prior to the expiration of the applicable carryforward period, there is a greater than 50% change in ownership of the Company.

In order to fully utilize the net deferred tax assets, we will need to generate sufficient taxable income in future years to utilize its NOLs prior to their expiration. ASC Topic 740, “Income Taxes”, requires us to analyze all positive and negative evidence to determine if, based on the weight of available evidence, we are more likely than not to realize the benefit of the net deferred tax assets. The recognition of the net deferred tax assets and related tax benefits is based upon our conclusions regarding, among other considerations, estimates of future earnings based on information currently available, current and anticipated customers, contracts and product introductions, as well as historical operating results and certain tax planning strategies.

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation, we have concluded that based on the weight of available evidence, it is not more likely than not that we will realize any of the benefit of our net deferred tax assets. Accordingly, as of June 30, 2014, we maintained a full valuation allowance totaling approximately $16.8 million.

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

Overview; Recent Developments

Results of Operations for the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

We reported net income of $1,347,769 or $.04 per share, for the three months ended June 30, 2014 as compared with a net loss of ($20,231,697) or $(0.72) per share, for the three months ended June 30, 2013. Income from continuing operations (including income attributable to the non-controlling interest) for the three months ended June 30, 2014 was $1,347,769 or $.04 per share as compared to a loss from continuing operations of ($19,978,177) or ($.71) per share for the three months ended June 30, 2013. Our net income for the three months ended June 30, 2014 was primarily the result of gains from restructuring of the MBF debt of $1,596,000, the net effect from Cayman Invest note conversion of $562,908, recovery of $352,993 in mobile operator penalties and a reduction in bad debt allowance of $1,640,111 for aggregator advances in our mobile payment processing business.

Net revenues consist primarily of payment processing fees. Net revenues were $4,912,035 for the three months ended June 30, 2014 as compared to $5,607,609 for the three months ended June 30, 2013. The decrease in net revenues is primarily due to the mobile payment processing operation change of its billing system and business development personnel which impacted revenues unfavorably by $666,953. The following table sets forth our sources of revenues for the three month periods ending June 30, 2014 and 2013.

	For three months ended		Increase /
Source of Revenues	2014	2013	(Decrease)

Credit Card Processing Fees	$4,573,740	$4,602,361	$(28,621)
Mobile Payment Processing	338,295	1,005,248	(666,953)

Total	$4,912,035	$5,607,609	$(695,574)

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended June 30, 2014 was $3,345,087 as compared to $4,133,953 for the three months ended June 30, 2013. The year over year decrease in cost of revenues of $788,866 is primarily a result of decrease of mobile payment processing cost of revenues due to a $370,346 recovery of penalties in the current quarter.

Operating expenses totaled $1,629,928 for the three months ended June 30, 2014, as compared to operating expenses of $21,096,401 for the three months ended June 30, 2013. Total operating expenses for the three months ended June 30, 2014 consisted of general and administrative expenses of $2,545,552, recovery of provision for loan losses of $1,540,415 and depreciation and amortization expense of $624,790. For the three months ended June 30, 2013, general and administrative expenses were $3,486,950, or 17% of total operating expenses. Loan losses for the three months ended June 30, 2013 were $5,792,487 and depreciation and amortization was $616,964. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $2,545,552 for the three months ended June 30, 2014 as compared to $3,486,950 for the three months ended June 30, 2013. General and administrative expenses for the three months ended June 30, 2014 and 2013 consisted of operating expenses not otherwise delineated in our Condensed Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Variance Increase/(Decrease)
Non-cash compensation expense	$700,468	$150,000	$550,468
Salaries, benefits, taxes and contractor payments	814,100	1,112,425	(298,325)
Professional fees	743,778	1,257,538	(513,760)
Rent	118,356	180,233	(61,877)
Other expenses	168,850	786,754	(617,904)
Totals	$2,545,552	$3,486,950	$(941,398)

Salaries, benefits, taxes and contractor payments were $814,100 for the three months ended June 30, 2014 as compared to $1,112,425 for three months ended June 30, 2013, representing a decrease of $298,325 as follows:

Group	Salaries and benefits for the three months ended June 30, 2014	Salaries and Benefits for the Three Months Ended June 30, 2013	Variance (Increase) / Decrease
Net Element (Corporate)	$342,734	$223,022	$119,712
Yapik	0	-	0
Music	0	2,084	(2,084)
NetLab	53,887	213,825	(159,938)
TOT GROUP	310,742	454,410	(143,668)
OOO Net Element Russia	106,737	219,084	(112,347)
Total	$814,100	$1,112,425	$(298,325)

The primary reasons for the decrease in salaries was the decrease in salaries in NetLabs in the amount of $159,938 due to cost cutting measures and the elimination of salaries in Music in the amount of $182,089 due to the divesture of Music in third quarter of 2013, offset by the inclusion of $242,200 of salaries from TOT Payments (f/k/a Unified Payments, LLC) and Aptito, which were acquired subsequent to June 30, 2013.

Professional fees were $743,778 for the for three months ended June 30, 2014 as compared to $1,257,538 for the three months ended June 30, 2013, representing a decrease of $513,760 as follows:

	Three months ended June 30, 2014	Three months ended June 30, 2013	Variance Increase / (Decrease)
General Legal	$42,819	$391,826	$(349,007)
SEC Compliance Legal Fees	75,000	105,689	(30,689)
Accounting and Auditing	114,680	383,876	(269,196)
Tax Compliance and Planning	16,800	7,100	9,700
Consulting	494,479	369,047	125,432
Total	$743,778	$1,257,538	$(513,760)

The most significant decreases in professional fees were attributable to general legal fees ($349,007), accounting / auditing fees ($269,196), SEC Compliance and Legal ($30,689) while there was an increase in consulting ($125,432). General legal expenses decreased $349,007 for three months ended March 31, 2014 versus the three months ended March 31, 2013 primarily due to a settlement of fees for amounts less than accrued in prior periods. During the three months ended June 30, 2013 we also used additional outside legal counsel to assist in the reorganization of the Company after its merger transaction with Net Element. Accounting and auditing fees were $269,196 lower because the Company had additional work related to the mergers and acquisitions and deconsolidation during the three months ended June 30, 2013.

Other general and administrative expenses were $168,851 for the three months ended June 30, 2014 as compared to $786,754 in other expenses for the three months ended June 30, 2013, representing a decrease of $617,903. The primary reason for the decrease was due to a $463,857 decrease in foreign currency transaction losses.

We recorded a net bad debt recovery for provision for bad debts of $1,540,415 for the three months ended June 30, 2014, which consisted of a favorable adjustment to the bad debt allowance of $1,640,111, associated with Russian operations and net ACH rejects of ($99,696) in the normal course of operations. We had $406,585 for bad debts and unrecoverable advances for the three months ended June 30, 2013 due to a provision for advances to aggregators.

Depreciation and amortization expense consists of depreciation expense on fixed assets in service and the amortization of merchant portfolios, client acquisition costs, IP software, intellectual property and employee non-compete agreements.  Depreciation and amortization expense was $624,790 for the three months ended June 30, 2014, as compared with $616,964 for the three months ended June 30, 2013.

Total interest expense, net for the three months ended June 30, 2014 amounted to $1,770,255 versus $920,353 of interest expense, net for the three months ended June 30, 2013. The increase was primarily due to the interest recognized on amortizing the discounts on the Cayman Invest financing, which amounted to $1,043,844, offset by a $194,055 decrease interest as a result of restructuring the MBF Note and repayment of the RBL loans in April.

For the three months ended June 30, 2014, we recorded a gain on the change in fair value on the beneficial conversion derivative in the amount of $5,568,158 as a result of the conversion of the Cayman Invest loan to common stock. This was offset by a loss on debt payoff of the Cayman Invest loan in the amount of ($3,962,406) primarily due to the write-off of the remaining debt discount on the loan. There was no similar activity in 2013.

Additionally, we had a $1,596,000 gain for the three months ended June 30, 2014 on the restructuring of the MBF loan, primarily due to the cancellation of $1,800,000 of debt, reducing the principal balance to $3,000,000, in exchanged for stock worth $204,000 at the date of the exchanged. The gain on debt restructure was $0 for the three months ended June 30, 2013.

We recognized a loss of $28,320 for the three months ended June 30, 2014 due to the disposal of obsolete assets. There were no disposals during the three months ended June 30, 2013.

We had other expense, in the amount of $6,394 and $5,809 due to foreign taxes, for the three months ended June 30, 2014 and 2013 respectively.

The net loss attributable to noncontrolling interests amounted to $12,965 for the three months ended June 30, 2014 as compared to $570,730 noncontrolling loss for the three months ended June 30, 2013. The $12,965 was attributed to TOT Group’s Aptito subsidiary. The noncontrolling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Results of Operations for the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

We reported a net loss of $2,245,559 or $.07 per share, for the six months ended June 30, 2014 as compared with a net loss of $23,465,528 or $0.83 per share, for the six months ended June 30, 2013. Loss from continuing operations (including loss attributable to the non-controlling interest) for the six months ended June 30, 2014 was $2,245,559 or $.07 per share as compared to a loss from continuing operations of $22,841,066 or $.81 per share for six months ended June 30, 2013.

Net revenues consist primarily of payment processing fees. Net revenues were $9,755,514 for the six months ended June 30, 2014 as compared to $6,475,759 for the six months ended June 30, 2013. The increase in net revenues is primarily due to six months of activity in 2014 as compared to 2.5 months of activity in 2013 for TOT Payments processing fees. In addition, we earned $1,561,151 of revenue from its former First Data Portfolio during the six months ended June 30, 2013. The income from this portfolio was lost in the third Quarter of 2013 due to contractual issues. This loss of revenue was partially offset by growth of our current portfolios. The following table sets forth our sources of revenues for the six month periods ended June 30, 2014 and 2013.

	For the six months ended		Increase /
Source of Revenues	June 30, 2014	June 30, 2013	(Decrease)

Credit Card Processing Fees	$8,668,620	$6,461,284	$2,207,336
Mobile Payment Processing	1,086,894	14,475	1,072,419

Total	$9,755,514	$6,475,759	$3,279,755

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the six months ended June 30, 2014 was $6,873,580 as compared to $4,409,500 for the six months ended June 30, 2013. The year over year increase in cost of revenues of $2,464,080 is primarily a result of six months of operation in 2014 versus two and a half months of operation in 2013 offset by a $379,307 decrease of Russian costs due to a recovery of penalties in the current quarter.

Operating expenses totaled $5,465,518 for the six months ended June 30, 2014, as compared to total operating expenses of $24,317,521 for the six months ended June 30, 2013. Total operating expenses for the six months ended June 30, 2014 consisted of general and administrative expenses ($5,687,731), provision of loan losses $(1,438,704) and depreciation and amortization ($1,216,491). For the six months ended June 30, 2013, general and administrative expenses were $6,265,775, or 26 % of total operating expenses. Loan losses for the six months ended June 30, 2013 were $6,199,072 and depreciation and amortization was $652,674. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $5,687,731 for the six months ended June 30, 2014 as compared to $6,265,775 for the six months ended June 30, 2013. General and administrative expenses for the six months ended June 30, 2014 and 2013 consisted of operating expenses not otherwise delineated in our Condensed Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Six months ended June 30, 2014	Six months ended June 30, 2013	Increase / (Decrease)
Non-cash compensation expense	$752,518	$150,000	$602,518
Salaries, benefits, taxes and contractor payments	1,497,304	1,832,290	(334,986)
Professional fees	1,397,017	2,388,278	(991,261)
Rent	196,830	294,088	(97,258)
Other expenses	1,844,062	1,601,119	242,943
Totals	$5,687,731	$6,265,775	$(578,044)

Salaries, benefits, taxes and contractor payments were $1,497,304 for the six months ended June 30, 2014 as compared to $1,832,290 for the six months ended June 30, 2013, representing a decrease of $334,986 as follows:

Group	Salaries and benefits for the six months ended June 30, 2014	Salaries and benefits for the six months ended June 30, 2013	Variance Increase / (Decrease)
Net Element (Corporate)	$626,648	$438,768	$187,880
Yapik	0	6,300	(6,300)
NetLab	134,678	475,055	(340,377)
TOT GROUP	658,552	454,410	204,142
OOO Net Element Russia	77,426	457,757	(380,331)
Total	$1,497,304	$1,832,290	$(334,986)

The primary reasons for the decrease in salaries are the decrease in salaries in NetLabs in the amount of $340,377 is due to cost cutting measures and the elimination of salaries in Music in the amount of $182,089 due to the divesture of Music in third quarter of 2013, offset by an increase of $242,200 of salaries from TOT Payments (f/k/a Unified Payments, LLC) and Aptito, which were acquired subsequent to March 31, 2013.

Professional fees were $1,397,017 for the six months ended June 30, 2014 as compared to $2,388,278 for the six months ended June 30, 2013, representing a decrease of $991,261 as follows:

	Six months ended June 30, 2014	Six months ended June 30, 2013	Variance Increase / (Decrease)
General Legal	$(83,946)	$749,683	$(833,629)
SEC Compliance Legal Fees	85,000	293,178	(208,178)
Accounting and Auditing	214,980	785,133	(570,153)
Tax Compliance and Planning	23,200	18,391	4,809
Consulting	1,157,783	541,893	615,890
Total	$1,397,017	$2,388,278	$(991,261)

The most significant decreases in professional fees were attributable to general legal fees of $833,629, accounting / auditing fees of $570,153, SEC Compliance and Legal fees of $208,178 offset by an increase in consulting fees of $615,890. General legal expenses decreased $833,629 for six months ended June 30, 2014 versus the six months ended June 30, 2013 primarily due to a settlement of fees for amounts less than accrued in prior periods. During the six months ended June 30, 2013 we used additional outside legal counsel to assist in the reorganization of the Company after its merger transaction with Net Element. Accounting and auditing fees were $570,153 lower as we had additional work related to the mergers and acquisitions and deconsolidation during the six months ended June 30, 2013.

Other general and administrative expenses were $1,844,061 for the six months ended June 30, 2014 as compared to $1,601,119 in other expenses for the six months ended June 30, 2013, representing an increase of $242,943. The primary reason for the increase is a $627,260 increase in foreign currency transaction losses, offset by decrease in Net Element Russia’s expenses primarily due to cutting web development costs.

We recorded a recovery in the provision for bad debts of $1,438,704 for the six months ended June 30, 2014 which consisted of a favorable adjustment to the bad debt allowance of $1,640,111 in the second quarter that was associated with Russian operations, offset by net ACH rejects of $201,407 in the normal course of operations. We had $6,199,072 for bad debts and unrecoverable advances for the six months ended June 30, 2013 due to a provision for advances to aggregators.

Depreciation and amortization expense consists of depreciation expense on fixed assets in service and the amortization of merchant portfolios, client acquisition costs, IP software, intellectual property and employee non-compete agreements.  Depreciation and amortization expense was $1,216,491 for the six months ended June 30, 2014, as compared with $652,674 for six months ended June 30, 2013.  The $563,817 increase in depreciation and amortization expense was primarily due having a full six months of operations, instead of 4.5 months in 2013, resulting a larger amount of merchant portfolio amortization, as well as having a greater amount of client acquisition costs.

Total interest expense, for the six months ended June 30, 2014 amounted to $2,831,736 versus $1,069,987 of interest expense, net for the six months ended June 30, 2013. The increase was primarily due to additional interest recognized due to amortizing the discounts on the Cayman Invest financing which amounted to $1,043,844, offset by a $193,942 decrease in interest as a result of restructuring the MBF Note and repayment of the RBL loans in April, and operations of Unified Payments, which resulted in interest expense of $624,791 for the six months ended June 30, 2014. In addition, interest expense also included $243,036 of interest on a factoring line that TOT Money has with Alfa Bank.

Interest expense, net of interest income, for the six months ended June 30, 2013, amounted to $652,674, was primarily due to TOT Group’s assumption of $20.6 million of indebtedness in connection with its acquisition of the business operations of Unified Payments, which resulted in interest expense of $624,791 for the six months ended June 30, 2014. This includes $366,814 of interest expense on notes payables that had a total balance of $7,354,188 at June 30, 2014 and $448,519 of interest for the loan payable to Georgia Notes, LLC of $11,433,489 at June 30, 2014 (see Note 12 of the accompanying Notes to Condensed Consolidated Financial Statements), and was composed of interest expense incurred on the Alfa Bank factoring line.

For the six months ended June 30, 2014, we recorded a gain on the change in fair value on the beneficial conversion derivative in the amount of $5,569,158 as a result of the conversion of the Cayman Invest loan to common stock. This was offset by a loss on debt payoff of the Cayman Invest loan in the amount of ($3,962,406) primarily due to the write-off of the remaining debt discount on the loan. There was no similar activity in 2013.

Additionally, we had a $1,596,000 gain for the six months ended June 30, 2014 on the restructuring of the MBF loan, primarily due to the cancellation of $1,800,000 of debt, reducing the principal balance to $3,000,000, in exchanged for stock worth $204,000 at the date of the exchanged. There was no similar activity on 2013.

We recognized a loss of $28,320 for the six months ended June 30, 2014 due to the disposal of assets. There were no disposals during the six months ended June 30, 2013.

We had other expense, in the amount of $46,326 and $90,359 due to foreign taxes, for the six months ended June 30, 2014 and 2013, respectively.

The net loss attributable to noncontrolling interests amounted to $41,655 for the six months ended June 30, 2014 as compared to net income of $570,542 for the six months ended June 30, 2013. The $41,655 was primarily attributed to TOT Group’s Aptito subsidiary. The noncontrolling interest of $570,542 for the six months ended June 30, 2013 was primarily comprised of TOT Group ($576,437) partially offset by a gain of $6,165 in Yapik. The noncontrolling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Discontinued Operations

For the three and six months ended June 30, 2013, we recorded a loss of $253,520 and $624,462, respectively, net of tax, from discontinued operations that primarily related to the divesture of its Openfilm, Legal Guru, Motorsport, Splinex and OOO Music1 subsidiaries.

Liquidity and Capital Resources

Our total assets at June 30, 2014 were approximately $16.6 million, a decrease of approximately $5.9 million from our total asset balance of approximately $22.5 million at December 31, 2013. This decrease is mainly attributable to losses sustained and repayment of borrowings.

At June 30, 2014, we had total current assets of approximately $6.5 million, including approximately $1.3 million of cash, $4.4 million of accounts receivable and $0.8 million of prepaid expenses and other assets.   At December 31, 2013, we had total current assets of approximately $12.7 million, including approximately $0.1 million of cash, $10.6 million of accounts receivable, $1.1 million of advances to aggregators and $0.8 million of prepaid expenses and other assets.

Our cash balance at June 30, 2014 was approximately $1.3 million, compared with a cash balance of approximately $0.1 million at December 31, 2013. The $1.2 million increase in our cash balance generally is attributable to positive operating cash flow activities, favorable impact on foreign currency translation from the functional currency of our Russia operations to our reporting currency offset by cash used in investing and financing activities. The operating cash inflows of approximately $3.2 million were mainly driven by collections in accounts receivable and aggregator advances of approximately $6.8 million offset by the net loss of $2.2 million.

Cash flows used in investing activities used to purchase credit card portfolios were ($1.3) million for the six months ended June 30, 2014 as compared to cash flows provided by investing activities of $4.5 million for the six months ended June 30, 2013. The cash provided by investing activities for the six months ended June 30, 2013 was primarily due to collection from notes receivable.

The financing cash flow activities of approximately ($3.7) million for the six months ended June 30, 2014 was primarily due to $8.9 million of proceeds from Cayman Invest loan offset by repayment of our factoring line in Russia as the facility expired on May 20, 2014 and $3.0 million repayment of loans from RBL ($2.5 million), MBF ($0.2 million) and Georgia Notes ($0.3 million). Net cash used by financing activities was $1.8 million for the six months ended June 30, 2013. Cash used for the repayments of notes was $5.2 million offset by cash provided through the release of $2.0 million in restricted cash, $2.0 million of cash provided from financing from K-1 loan and $1.0 million for cash provided by financing activities of discontinued entities. The $1.0 million of cash provided from financing activities of discontinued operations was due to the reduction in related party receivables in connection with the divesture of entertainment assets.

We believe that our existing cash balance in connection with available funding sources will be sufficient to fund our planned operations through the remainder of 2014. We have reduced our operating costs and we continue to build portfolio cash flow through acquisitions and organic growth. The inability to timely receive $2.3 million subscription receivable may impact our ability to fully implement our business plan.

We also continue to develop our own mobile payment processing system and infrastructure. Previously we used and relied upon the payment processing systems of SDSP Group in Russia. Our arrangement was terminated unexpectedly with the onset of legal action by OOO-RM Invest (See Managements Report on Internal Control).

Effective June 30, 2014, we obtained a credit facility to borrow up to $10,000,000 from RBL Capital Group. As a result of this transaction a $11,200,000 convertible note was converted into approximately 5.6 million shares of common stock (see note 12).

We had a 300 million Ruble ($9.8 million) line of credit with Alfa-Bank, which expired May 2014. We do not plan to renew this facility.

We also had a 300 million Ruble ($9.8 million) factoring agreement with Alfa-Bank which expired May 2014. We are in the process of renewing this factoring facility. The inability to renew or replace this facility could impact our ability to fully execute our business plan.

Off-balance sheet arrangements

At June 30, 2014 we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recently Issued and Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company for annual reporting periods beginning after December 15, 2016 and early application of ASU 2014-09 is not permitted for public companies. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014.

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

Control Environment

·	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of June 30, 2014. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

·	New Executive Management Team Members and Board of Directors: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. We established an audit committee as of December 31, 2013; however, due to changes in audit committee members, executive management and the composition of Company subsidiaries, there has been insufficient time to establish adequate Best of Practice procedures. These changes in executive management and the composition of subsidiaries occurred as of April 16, 2013 in connection with the Company’s merger with Unified Payments and the resignation of the former General Director of TOT Money in February 2014. The changes in the audit committee composition occurred in June, 2014 as two members resigned and two new members were appointed. An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance.

·	Advances to Aggregators: Until April 16, 2014, we did not maintain appropriate control surrounding the billing and advances to aggregators in our TOT Money Russian operation. As a result, we migrated our billing system from SDSP Group to TOT Platform, our proprietary system. We are currently engaged in litigation with OOO-RM Invest; as such OOO-RM Invest is not providing any further support or assisting us with retrieval of historical information from the SDSP Group billing system.

Control Activities

·	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

·	Adequacy of Financial Information: We concluded that our internal controls were not effective as of March 31, 2014 due to the lack of general computer controls surrounding the billing and financial reporting system in one of our Russian subsidiaries. However, management believes that, given other sources of information and the size and scope of our business, all material information was communicated to management within a time frame that was adequate for management to make informed business and reporting decisions.

Monitoring

·	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a consistent basis. Management intends to continue focusing its remediation efforts in the near term on providing board and committee members with tools and COSO training designing revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also is committed to taking further action and implementing enhancements or improvements as resources permit. We recognize that, due to the size and early stage of development of our business, implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our second fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  The defendant is the successor in interest to Paymentech.  On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division.  Plaintiffs’ opposition to Defendant’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant’s Reply to Plaintiff’s opposition was filed October 31, 2013.  Defendants filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013.  The case was subsequently dismissed and an appeal has been filed. In July 2014, Plaintiffs and Defendants counsel met as part of the Appeals process to limit the scope of the Appeal and to try settle some of the claims. Another settlement conference is scheduled for the end of July. Independently of this, representatives of Plaintiff and Defendant are in discussions to attempt a settlement outside of the judicial process.

OOO-RM Invest

On March 17, 2014, the Company was served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with the Company allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that the Company would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that the Company would assume certain liabilities of Plaintiff; (d) that the Company would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that the Company would deliver DST account and stated key DST structures  to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (h) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (i) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that the Company breached its obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million.  The Company strongly denies the allegations referenced in the complaint and engaged legal counsel to defend its interests.  A Motion to Dismiss on jurisdictional as well as substantive grounds has been filed and is pending a hearing. Representatives of the Plaintiff and Defendant have been deposed in anticipation of the motion to dismiss which is scheduled to be heard sometime in August 2014.

Wayne Orkin

On June 27, 2014, he Company was served with a lawsuit filed in the Los Angeles County of the Superior Court of California by Wayne Orkin.  Orkin was a former employee of an entity First Business Solutions, LLC (“FBS”) that was a subsidiary of Unified Payments, LLC.  The assets of Unified Payments, LLC were acquired by the Company in April 2013. Unified Payments, LLC is also a named defendant in this lawsuit.  In his complaint, Orkin is claiming a “unity of interest in ownership” between the Defendants and that each of the named defendants were agents, alter egos and authorized representatives of one another.  Orkin claims that the defendants breached its obligations pursuant to a verbal agreement allegedly into entered into in 2010 whereby he would allegedly be entitled to certain royalties resulting from the sales of a payment browser technology purchased by FBS from Orkin’s entity.  The Plaintiff is claiming unspecified damages for alleged breach of contract, breach of covenant of good faith and fair dealing, misappropriation of technology, fraud and conversion. The Company asserts that we never had any dealings with Orkin and strongly deny all allegations contained in the Complaint.  The Company has engaged California counsel to repent its interests and to timely file an appearance on its behalf.

C&H Financial Services

During February 2014, the Company was served with a lawsuit filed in the 11th Judicial Circuit Court for Miami-Dade County, Florida, (the “Lawsuit”) by C&H Financial Services, Inc., (“C&H”), Anthony Holder, (“Holder”) and James Costanzo (“Costanzo”) - (hereinafter C&H, Holder, and Costanzo are collectively referred to as “Plaintiffs”). The Plaintiffs alleged inter alia that that the Company breached a certain agreement dated July 31, 2013 between the parties relating to certain merchant payment processing accounts and were seeking judgment and unspecified compensatory damages from the Company. Plaintiffs were also seeking certain other relief from the Court arising from the said agreement as well as declaratory relief regarding a disputed non-compete agreement entered into by Holder and Costanzo as former employees of the Company. During July 2014, the Company and the Plaintiffs settled the Lawsuit, which was dismissed with prejudice.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the fiscal quarter ended June 30, 2014, the Company entered into agreements to issue the below securities without registration under the Securities Act of 1933, as amended (the “Securities Act”). All of the below unregistered issuances of securities were or will be made pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act and comparable exemptions under applicable state securities laws. Except as expressly set forth below, the individuals and entities to which the Company issued securities are unaffiliated with the Company. For each of such sales, no advertising or general solicitation was employed in selling the securities. The sales were made to a limited number of persons, all of whom had a preexisting substantive relationship with the Company, its directors or its executive officers, and transfer was restricted by the Company in accordance with the requirements of the Securities Act.

On June 30, 2014, the Company issued 100,000 shares of the Company’s common stock to MBF in exchange for the restructuring of the note payable by the Company to MBF in May 2014 (see Note 12 of the accompanying notes to unaudited condensed consolidated financial statements).

On June 30, 2014, the Company issued 323,085 shares of the Company’s common stock to Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy pursuant to Amendment No. 1 between the Company, Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy, which amended the Exchange Agreement (see Note 4 of the accompanying notes to unaudited condensed consolidated financial statements), as additional consideration for the Company’s purchase (i) from Oleg Firer 45,000 shares of common stock of TOT Group, (ii) from Steven Wolberg 20,000 shares of common stock of TOT Group, (iii) from Georgia Notes 18 LLC 30,000 shares of common stock of TOT Group, and (iv) from Vladimir Sadovskiy 5,000 shares of common stock of TOT Group.

Issuer Purchases of Equity Securities

In December 2012, our Board of Directors authorized, and we announced on December 10, 2012, a plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. Repurchases, if and when effectuated, will be made subject to market conditions, applicable legal requirements (including federal and state securities laws as well as rules and regulations of the Commission) and other factors. The repurchase plan does not obligate the Company to acquire any particular amount of common stock and the plan may be modified, extended or terminated at any time at the Company’s discretion.   There were no repurchases during the three months ended June 30, 2014.

Item 5.  Other Information.

Effective June 30, 2014, we executed Amendment No. 1 (the “Amendment”) with Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy, which amended that certain letter agreement dated as of August 28, 2013 among the parties (the “Exchange Agreement”).

Pursuant to the Exchange Agreement, we issued an aggregate number of shares of common stock of the Company equal to 10% of the Company’s issued and outstanding common stock as of the date of issuance of such shares, based on a pre-share issuance basis, to Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy, in exchange for the Company’s acquisition of the outstanding 10% minority interest in the Company’s 90%-owned subsidiary, TOT Group, Inc. (“TOT Group”).

Under the terms of the Amendment, the parties agreed that the number of shares to be issued pursuant to the Exchange Agreement would be determined on a post-share issuance bases, which resulted in our issuance of an additional 323,085 shares of the Company’s common stock in the aggregate to Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy.

The additional shares of common stock of the Company issuable pursuant to the Amendment will be issued pursuant to the exemption from registration requirements provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and comparable exemptions under applicable state securities laws. No advertising or general solicitation was employed in issuing such shares of common stock. The issuances will be made to a limited number of persons, all of whom have a substantive preexisting relationship with the Company, its directors or its executive officers, and transfers of such shares will be restricted by the Company in accordance with the requirements of the Securities Act.

Item 6. Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page 36 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: August 13, 2014	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

4.1	Secured Convertible Senior Promissory Note dated April 21, 2014 between the Company and Cayman Invest, S.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2014)

10.1	Loan and Security Agreement effective as of June 30, 2014 between RBL Capital Group, LLC, TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC, and TOT New Edge, LLC (incorporated by reference to the Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2014)

10.2*	Amendment No. 1 effective June 30, 2014 between the Company and Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101**	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), is furnished electronically herewith: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

** XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

