Form 10-Q
period 2014-09-30
Net Element, Inc.
filed 2014-11-13
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of November 13, 2014 was 45,622,111.

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

Net Element, Inc.

Form 10-Q

For the Nine months ended September 30, 2014

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$1,405,371	$126,319
Accounts receivable, net	3,958,769	10,619,289
Advances to aggregators, net	92,767	1,109,538
Prepaid expenses and other assets	941,888	834,025
Total current assets	6,398,795	12,689,171
Fixed assets, net	44,758	137,267
Intangible assets, net	2,523,172	2,964,424
Goodwill	6,671,750	6,671,750
Other long term assets	143,133	-
Investment in affiliate	-	46,113
Total assets	$15,781,608	$22,508,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,739,886	$3,190,215
Deferred revenue	265,708	239,398
Accrued expenses	2,413,418	3,484,963
Short term loans	2,939	8,478,810
Notes payable (current portion)	98,493	3,816,093
Due to related parties	77,129	1,451,357
Total current liabilities	5,597,573	20,660,836
Note payable (non-current portion)	3,216,507	17,255,531
Total liabilities	8,814,080	37,916,367

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 1,000,000 shares
authorized and no shares issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares
authorized and 45,622,111 and 32,273,298 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	4,563	3,229
Paid in capital	137,768,404	103,815,550
Stock subscription receivable	(1,111,130)	-
Accumulated other comprehensive income (loss)	716,852	(170,550)
Accumulated deficit	(130,235,221)	(118,930,828)
Noncontrolling interest	(175,940)	(125,043)
Total stockholders' equity (deficit)	6,967,528	(15,407,642)
Total liabilities and stockholders' equity	$15,781,608	$22,508,725

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net revenues	$6,026,961	$6,520,788	$15,782,475	$12,996,538
Costs and expenses:
Cost of revenues	4,717,855	4,646,245	11,591,435	9,036,826
General and administrative (includes $4,621,436 and $75,000 and $5,373,954 and $225,000 of share based compensation for the three and nine months ended September 30, 2014 and 2013)	6,531,751	2,928,528	12,218,193	9,193,026
Provision for (recovery of) loan losses	136,150	537,230	(1,302,554)	6,736,302
Goodwill impairment charge	-	-	-	11,200,000
Depreciation and amortization	684,503	796,985	1,900,995	1,449,659
Total costs and operating expenses	12,070,259	8,908,988	24,408,069	37,615,813
Loss from operations	(6,043,298)	(2,388,200)	(8,625,594)	(24,619,275)
Interest expense, net	(790,490)	(973,256)	(3,622,225)	(2,043,353)
Gain from beneficial conversion derivative	-	-	5,569,158	-
Loss on debt extinguishment	(2,221,813)	-	(6,184,219)	-
Gain from asset disposal	44,456	-	16,137	-
Gain on debt restructure	-	-	1,596,000	-
Other expense	(57,602)	(80,019)	(105,217)	(168,509)
Loss from continuing operations before income taxes	(9,068,747)	(3,441,475)	(11,355,960)	(26,831,137)
Income taxes	-	-	-	-
Loss from continuing operations	(9,068,747)	(3,441,475)	(11,355,960)	(26,831,137)
Net loss attributable to the noncontrolling interest	9,912	266,001	51,567	835,642
Discontinued operations:
Net loss from continuing operations attributable to Net Element, Inc.	(9,058,835)	(3,175,474)	(11,304,393)	(25,995,495)
Loss from operations of discontinued entities	-	(372,496)	-	(1,018,003)
Loss on disposition of assets pertaining to discontinued operations	-	(321,643)	-	(321,643)
Total discontinued operations	-	(694,139)	-	(1,339,646)
Net Loss	(9,058,835)	(3,869,613)	(11,304,393)	(27,335,141)
Foreign currency translation	(273,679)	162,997	887,400	(101,761)
Comprehensive Loss	$(9,332,514)	$(3,706,616)	$(10,416,993)	$(27,436,902)

Loss per share - basic and diluted continuing operations	$(0.23)	$(0.11)	$(0.27)	$(0.92)

Loss per share - basic and diluted discontinued operations	-	(0.02)	-	(0.05)
Total Loss per share	$(0.23)	$(0.13)	$(0.27)	$(0.97)
Weighted average number of common shares outstanding - basic and diluted	39,631,037	28,163,337	42,096,721	28,173,573

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,304,393)	$(27,335,141)
Loss on disposition of assets pertaining to discontinued operations	-	321,643
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation	5,373,954	225,000
Depreciation and amortization	1,900,995	1,449,659
(Recovery of ) Provision for loan losses	(1,640,110)	6,736,302
Impairment of goodwill	-	11,200,000
Amortization of debt discount	1,644,626	-
Noncontrolling interest	376,059	(835,642)
Deferred revenue	26,310	-
Gain on disposal of fixed assets	16,137	-
Gain on change in fair value of derivative	(5,569,158)	-
Loss on debt extingquisment	6,184,219	-
Gain on debt restructure	(1,596,000)	-
Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates
Accounts receivable	8,274,683	1,620,499
Advances to aggregators	923,016	-
Note receivable	-	(520,000)
Prepaid expenses and other assets	(270,642)	362,444
Accounts payable	(310,965)	1,543,485
Accrued expenses	(1,069,530)	(1,272,562)
Adjustments for operating activities of continuing operations	14,263,594	20,509,185
Adjustments for operating activities of discontinued operations	-	138,092
Total adjustments	14,263,594	20,647,277
Net cash provided by (used in) operating activities	2,959,201	(6,366,221)

Cash flows from investing activities - net of acquisitions:
Collections from notes receivable	-	4,694,605
Investment in subsidiary	-	(228,113)
Purchase of portfolio and client acquistion costs	(1,339,096)	-
(Purchase) disposal of fixed assets	(5,019)	46,966
Net cash provided by (used in) investing activities of continuing operations	(1,344,115)	4,513,458

Cash flows from financing activities - net of acquisitions:
Proceeds from financial institutions	-	755,170
Repayment to financial institutions	(8,454,027)	-
Proceeds from indebtedness	8,879,898	-
Repayments of indebtedness	(3,112,775)	-
Change in restricted cash	-	2,056,821
Cash paid for share repurchases	-	(482,400)
Due to related parties	-	38,591
Repayment of amounts due to related parties	-	(75,000)
Net cash (used in) provided by financing activities from continuing operations	(2,686,904)	2,293,182

Effect of exchange rate changes on cash	2,350,870	(61,441)
Net increase in cash	1,279,052	378,978

Cash at beginning of period	126,319	3,546,787
Cash at end of period	$1,405,371	$3,925,765

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,338,402	$1,038,125
Taxes	$296,844	$-

Issued and outstanding common stock (10% of TOT Group’s common stock) - Unified	$-	$609,000
Assumed debt	$-	$20,631,000
Total value of consideration for Unified payments acquisition	$-	$21,240,000

Stock subscription in connection with acquisition of Aptito	$-	$718,750
Transfer of K1 Note Liability to T1T Lab, LLC in connection with divesture of OOO Music1	$-	$2,000,000

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

Business

Our transactional services enable our merchant vendors to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as BMO Harris Bank, N.A. in the United States to sponsor us for membership in the Visa ®, MasterCard ® or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services. Our mobile payments business provides carrier-integrated mobile payments solutions. Our relationships with mobile operators give us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer our clients In-App, P-SMS, online and carrier billing services.

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

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. Prior to January 1, 2014, all U.S. non-interest bearing transaction accounts were fully insured, regardless of the balance in the account, at all FDIC insured institutions. At September 30, 2014, the bank balances exceed FDIC insured institution limits of $250,000 by approximately $800,000. The bank balances at December 31, 2013 did not exceed FDIC limits.

We maintain approximately $114,503 and $46,000 in uninsured Russian, Ukraine and Cayman Islands bank accounts as of September 30, 2014 and December 31, 2013, respectively.

Accounts Receivable

Receivables are stated net of allowance for doubtful accounts. The Company estimates its allowance based on experience with its service providers and its judgment as to the likelihood of their ultimate payment. The Company also considers collection experience and makes estimates regarding collectability based on trends in aging. In Russia, the service providers are large telecommunication companies and we do not reserve for these receivables given their financial strengths and our experience with these service providers.

Other Current Assets

We maintain an inventory of terminals, which we use to service both merchants and independent sales agents. Where the terminals are sold for a fee, we record an expense for the cost of these terminals, plus any set up fees at the time of the sale. In cases where we provide the terminals as a multi-year incentive, the cost of the terminal plus any set up fees are deferred and amortized over the expected customer contract period, generally three years. At September 30, 2014, we have $493,599 in terminals, Apple® iPads and related equipment purchased, of which $325,021 has been placed with merchants. At December 31, 2013 we had $446,658 in terminals and Apple® iPads of which $170,378 had been placed. Amortization of these terminals amounted to $26,667 and $572 for the three months ended September 30, 2014 and 2013, and $72,038 and $572 for the nine months ended September 30, 2014 and 2013.

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

Capitalized Customer Acquisition Costs, Net

Included in intangible assets are capitalized customer acquisition costs, which consist of up-front cash payments made to certain ISG’s for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins (future net cash flows) associated with merchant contracts. The up-front payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time of payment and the capitalized acquisition costs are primarily amortized on a straight-line basis over a period of three years.

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

During the three and nine months ended September 30, 2014, we capitalized customer acquisition costs of $100,675 and $252,731, respectively, in additional capitalized customer acquisition costs and $55,666 and $134,594, respectively, in related additional amortization. During the three and nine months ended September 30, 2013, we recorded $79,356 and $361,736 in additional capitalized customer acquisition costs and $27,853 and $49,171 in related additional amortization, as operations did not begin for TOT Payments until April 16, 2013. The balance of customer acquisition costs, net of amortization is $498,648 and $380,511 at September 30, 2014 and December 31, 2013, respectively, and reflected in intangible assets in the accompanying condensed consolidated balance sheets.

Accrued Residual Commissions

We pay commissions to independent sales groups (“ISGs”) based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by us on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. We report commission payments as a cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss. The residual commission payable to ISGs and independent sales agents was $489,997 and $451,374 at September 30 2014 and December 31, 2013, respectively. We pay commissions on annual fees and defer and amortize these fees over a twelve month period. We pay our agents’ commissions, in advance of recognizing the revenue. At December 31, 2013 we deferred $115,700 of commissions on annual fees, which were included in prepaid expenses in the accompanying condensed consolidated balance sheet and will recognize the deferred fees over the next twelve months. As of September 30, 2014 and December 31, 2013 we had $28,922 and $115,700 respectively, in deferred commissions. Commission payables are included in accounts payable in the accompanying condensed consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, merchant portfolios, notes receivable, accounts payable and debt instruments. The carrying values of cash, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the debt of $3,315,000 at September 30, 2014 and $21,071,624 at December 31, 2013 approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Concentrations

Our total net revenue was $15,782,475 for the nine months ended September 30, 2014. Of this amount, $14,234,441 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $1,548,033 was derived from processing of mobile electronic payments.

The transaction processing revenues were derived from processing merchant customer transactions, which are processed primarily by two “third-party” processing networks. For the nine months ended September 30, 2014, we processed 60.62% of total revenue with Total System Services, Inc. (TSYS) as a settlement platform using Cynergy Data, LLC (Cynergy) as a conduit to TSYS, and 25.43% with Vantiv, Inc. (Vantiv) as a settlement platform.

Our mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the nine months ended September 30, 2014, we processed 3.97% of its total revenue with Beeline, and 3.97% with Mobile TeleSystems OJSC (MTS).

Foreign Currency Transactions

We are subject to exchange rate risk in its foreign operations Russia, the functional currency of which is Russian Ruble. In Russia, we generate service fee revenues and incur product development, engineering, website development, interest expense, and general and administrative costs and expenses. The Russian engineering operations pay a majority of their operating expenses in their local currencies, exposing us to exchange rate risk.

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

Our revenues for the three and nine month periods ended September 30, 2014 and 2013 are principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments, which is our US credit card processing company.

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

Generally, we (i) are the primary obligor in our arrangements with our merchant customers, (ii) have latitude in establishing the price of our services, (iii) have the ability to change the product and perform parts of the services, (iv) have discretion in supplier selection, (v) have latitude in determining the product and service specifications to meet the needs of our merchant customers, and (vi) assume credit risk. In such cases, we report revenues as gross of fees deducted by our sponsoring member banks, as well as fees deducted from card-issuing member banks and card associations (Visa® and MasterCard®) on behalf of our sponsoring member banks for interchange and assessments. These fees charged by the card associations to process the credit card transactions are recorded separately as cost of sales and interchange fees in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At September 30, 2014 and 2013, the Company had 8,398,900 warrants issued and outstanding that were anti-dilutive in effect.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the nine months ended September 30, 2014 and 2013, the Company did not recognize any charges for impairment of goodwill and intangible assets.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2008 and forward, the tax years, which remain subject to examination as of September 30, 2014. See note 17 for discussion of our uncertain tax positions.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company for annual reporting periods beginning after December 15, 2016. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

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

TOT Group is the parent company of TOT Payments, LLC (TOT Payments), a wholly owned subsidiary formed in Florida, Aptito, LLC, a 80% owned subsidiary formed in Florida (acquired June 18, 2013), TOT Group Ukraine LLC, a 51% subsidiary formed in Ukraine, TOT Group Cyprus, a wholly owned subsidiary formed in Cyprus, TOT Group Europe LTD, a wholly owned subsidiary formed in the United Kingdom, TOT Group Kazakhstan, LLC, a 51% owned subsidiary formed in Kazakhstan, and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.

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

Discontinued Operations:

The following entities make up our discontinued operations: OOO Music1 (formerly a subsidiary of NETE Russia and divested on September 25, 2013); (2) Ya Talant (divested on September 25, 2013); (3) Splinex (also the parent company of IT Solutions, LTD and also divested on September 25, 2013); (4) Motorsport, LLC (also the parent of Motorsport.com, Inc. also divested on September 25, 2013); (5) Openfilm, LLC. (also the parent of Openfilm Studios, LLC (company closed June 2013) and Openfilm, Inc. (divested September 25, 2013)); and (6) Zivos, LLC (Ukraine) (divested September 25, 2013).

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

There are no amounts reported on the condensed consolidated balance sheets for the discontinued entities at September 30, 2014 and December 31, 2013 given the divesture occurred on September 25, 2013.   Prior periods have been adjusted to report the net assets and results from operations of these discontinued entities as discontinued operations.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a net loss of approximately $11.3 million for the nine months ended September 30, 2014, an accumulated deficit of approximately $130.2 million and working capital of approximately $0.8 million at September 30, 2014.

The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2013 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

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

We are continuing with our plan to further grow and expand our payment processing operations in emerging markets, particularly in Russia and surrounding countries. Management believes that its current operating strategy will provide the opportunity for us to continue operations; however, there is no assurance this will occur. The accompanying condensed consolidated financial statements do not include any adjustments as a result of uncertainties.

NOTE 4. MERGER AND ACQUISITION TRANSACTIONS

Unified Payments

On April 16, 2013, we entered into a Contribution Agreement (the “Contribution Agreement”) with Unified Payments, LLC, a Delaware limited liability company, TOT Group, Oleg Firer, individually, and Georgia Notes 18 LLC, a Florida limited liability company. Pursuant to the Contribution Agreement, on April 16, 2013, certain subsidiaries of TOT Group, which were formed for the purpose of effectuating the transactions contemplated by the Contribution Agreement, acquired substantially all of the business assets of Unified Payments. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. As consideration for Unified Payments’ and its subsidiaries’ contribution of their assets to TOT Group subsidiaries, (a) we contributed to a subsidiary of TOT Group 70% of the equity interests in our subsidiary, OOO TOT Money (through which we operate our mobile commerce payment processing business); (b) TOT Group issued to Unified Payments 10% of TOT Group’s issued and outstanding common stock which was valued at approximately $600,000 (valued based on a discounted cash flow analysis of TOT Group adjusted for a lack of marketability discount); and (c) TOT Group assumed approximately $20.6 million in liabilities of Unified Payments and its subsidiaries. Had the acquisition occurred on January 1, 2013, revenue and net loss from operations would have increased by $5,662,740 and $1,081,218, respectively, for the fiscal year ended December 31, 2013.

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

As part of its June 30, 2013 financial statement closing process, as well as our review of the independent valuation performed in connection with the Unified Payments business combination, management determined that the reported goodwill of its TOT Payments unit as of June 30, 2013 was impaired. The carrying amount of this reporting unit was negative as of June 30, 2013, thus we performed Step 2 of the goodwill impairment test as of June 30, 2013. The fair value of the reporting unit was determined based on a combination of the income approach (discounted cash flow analysis) and market approach. The result of the Step 2 analysis indicated that the TOT Payments reporting unit’s goodwill was impaired by approximately $11.2 million as of June 30, 2013. We recorded a non-cash, goodwill impairment charge of $11.2 million for the three months ended June 30, 2013. At December 31, 2013, we performed an impairment test again and determined that no further impairment was necessary.

On September 4, 2013, we entered into a letter agreement, dated as of August 28, 2013, with Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy, pursuant to which we agreed, subject to approval of our shareholders, to issue such number of shares of Common Stock equal to 10% of our issued and outstanding Common Stock as of the date of issuance of such shares in exchange for our acquisition of the outstanding 10% noncontrolling interest in TOT Group, Inc. Pursuant to this agreement, we are obligated to issue to Mr. Firer (who is Chief Executive Officer and a director of the Company) 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 2% of our issued and outstanding Common Stock as of the date of issuance of such shares.

Effective June 30, 2014, we executed Amendment No. 1 to the August 28, 2013 letter agreement with Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy to clarify the computation of 10% of our issued and outstanding Common Stock for purposes of the August 28, 2013 letter agreement. Prior to the date of this Amendment No. 1, the parties calculated the number of shares of our common stock (the “Shares”) to be issued as 10% ownership interest in the Company on a pre-share issuance basis. As and with effect from June 30, 2014, the parties agreed that the number of Shares to be issued pursuant to the Exchange Agreement shall be calculated to reflect Shares that constitute a 10% ownership interest in the Company on a post-share issuance basis. Pursuant to this agreement, as amended, we issued to Mr. Firer (who is Chief Executive Officer and a director of the Company) 1,411,135 restricted shares of Common Stock representing 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 627,171 restricted shares of Common Stock representing 2% of our issued and outstanding Common Stock as of the date of issuance of such shares.

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

As consideration for the acquired business assets, (a) Aptito assumed and simultaneously repaid $145,000 of outstanding indebtedness (with an original principal balance totaling $200,000); and (b) we agreed to issue to Seller 125,000 restricted shares of our common stock, which shares vested quarterly over 12 months (valued at $718,750). The total purchase consideration was $918,750 and ascribed to goodwill. At September 30, 2014, 125,000 shares with a value of $718,750 have been vested.

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

Had the acquisition occurred on January 1, 2013, revenue and net loss from operations would have increased by $55,091 and $112,602, respectively, for the nine months ended September 30, 2013.

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

For the three months ended September 30, 2013 our discontinued operations contained revenues of $17,395, loss before income taxes of $694,139, an income tax provision of $0 and Net Loss from discontinued operations of 694.194.  For the nine months ended September 30, 2013 our discontinued operations contained revenues of $14,484, loss before income taxes of $1,339,646, an income tax provision of $0 and Net Loss from discontinued operations of $1,339,646.

As of September 30, 2014 and December 31, 2013, there were no assets or liabilities of discontinued operations because the entities were divested on September 25, 2013.

NOTE 6. NOTES RECEIVABLE

As of September 30, 2014 and December 31, 2013 we had net notes receivable as follows:

	September 30, 2014	December 31, 2013

Note receivable from former general director	$-	$1,834,302
Less: Allowance for uncollectible note receivable	-	(1,834,302)
Total note receivable, net	$-	$-

Former General Director TOT Money

During the second quarter of 2013, our new CEO and newly appointed management of TOT Group Russia completed its analysis of its aggregator and mobile operator relationships. As part of this review, management determined that the former general director of TOT Money provided advances to aggregators, which exceeded the future processing volumes to be provided by these aggregators. As a result, management concluded that a significant portion of these advanced amounts would not be recoverable in the form of future business from the aggregators. The former general director assumed responsibility for a certain amount of these advances and entered into a settlement agreement for $3.8 million, which was discounted and then fully reserved. The settlement agreement was deemed uncollectible on February 10, 2014 when the former general director resigned.

NOTE 7. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from processors and Russian mobile operators. Total accounts receivable amounted to $3,958,769 and $10,619,289 at September 30, 2014 and December 31, 2013 respectively, consisting primarily of $2,369,597 and $9,118,849 of amounts due from Russian mobile operators and $1,589,173 and $1,498,620 of TOT Payments, Inc. merchant receivables at September 30, 2014 and December 31, 2013 respectively.

The $1,589,173 and $1,498,620 of merchant receivables are presented net of a $103,030 and $2,111,303 allowance for doubtful accounts. There were additional charges to provision for loan losses for the nine months ended September 30, 2014 for $337,557 for ACH rejects in the normal course of operations and a ($1,640,111) recovery as a result of an adjustment to the allowance for bad debts for our Russian operations.

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

NOTE 8. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life
	(in years)	September 30, 2014	December 31, 2013
Furniture and equipment	3 - 10	$94,712	$236,432
Computers	2 - 5	15,659	254,280
Total		110,371	490,712
Less: Accumulated depreciation		(65,613)	(353,445)
Total fixed assets, net		$44,758	$137,267

* Leasehold improvements are amortized over the shorter of the economic useful life or the lease term.

Depreciation expense was $18,154 and $42,964 for the three months ended September 30, 2014 and 2013, respectively, and $76,012 and $113,250 for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 9.  INTANGIBLE ASSETS

Merchant Portfolios

The following table reflects our merchant portfolio at cost and net carrying value as of September 30, 2014 and December 31, 2013:

September 30, 2014:

		Remaining
		Useful Life in	Accumulated
	Cost	Months	Amortization	Net

TOT BPS, LLC	$1,852,851	15	$1,778,670	$74,181
TOT HPS, LLC	102,050	15	97,958	4,092
TOT FBS, LLC	968,010	22	673,786	294,223
UPS Portfolios	1,131,000	33-34.5	132,081	998,919
	$4,053,911		$2,682,496	$1,371,415

December 31, 2013:

		Remaining
	Fair	Useful Life in	Accumulated
	Market Value	Months	Amortization	Net

TOT BPS, LLC	$1,852,851	15	$852,247	$1,000,604
TOT HPS, LLC	102,050	15	46,939	55,111
TOT FBS, LLC	968,010	22	325,304	642,706
	$2,922,911		$1,224,490	$1,698,421

The useful lives of merchant portfolios represent management’s best estimate over which we will recognize the economic benefits of these intangible assets. During the three months ended September 30, 2014 we purchased the rights to residuals resulting in a net increase of its cash flow of approximately $60,000. We are amortizing the cost of this portfolio over 36 months.

We capitalize certain development costs. Specifically, costs to develop software. Costs for maintenance and minor updates are expensed as incurred. Capitalized costs are amortized over 24 months on a straight-line basis. We also capitalize projects from the point of start to the point the application, service or website is publicly launched. Amortization is straight-line over 24 months. Impairment is reviewed quarterly to ensure only viable active project costs are capitalized. The balances at September 30, 2014 and December 31, 2013 were $221,442, and $243,825 respectively.

In connection with the Unified Payments acquisition in 2013, two key executives signed covenants not to compete. These covenants have a three-year life.

At September 30, 2014, we had $2,523,172 of intangible assets of which $2,091,505 is attributed to TOT Group. Shown below are the details of intangible assets as of September 30, 2014:

	IP Sofware	Portfolios	Client Acquisition Costs	Covenant Not to Compete	Total
Balance at December 31, 2013	$243,825	$1,698,421	$380,511	$641,667	$2,964,424
Additions	-	-	86,779	-	86,779
Amortization	(7,461)	(441,975)	(43,542)	(70,000)	(562,978)
Balance at March 31, 2014	$236,364	$1,256,446	$423,748	$571,667	$2,488,225
Additions		1,095,000	65,277		1,160,277
Amortization	(7,461)	(482,808)	(35,386)	(70,000)	(595,655)
Balance at June 30, 2014	$228,903	$1,868,638	$453,639	$501,667	$3,052,847
Additions		36,000	100,675		136,675
Amortization	(7,461)	(533,223)	(55,666)	(70,000)	(666,350)
Balance at September 30, 2014	$221,442	$1,371,415	$498,648	$431,667	$2,523,172

Amortization expense was $666,350 and $754,021 for the three months ended September 30, 2014 and 2013, respectively, and $1,824,983 and $1,336,409 for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense
2014	$407,701
2015	1,031,135
2016	639,799
2017	331,727
2018	112,810
Total	$2,523,172

NOTE 10. SHORT TERM LOANS

At September 30, 2014 and December 31, 2013, we had approximately $2,939 and $8,478,810, respectively, in short term loans payable under a factoring agreements with Alfa-Bank that was entered into by our Russian subsidiary, TOT Money.

Factoring Agreement

In September 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended (as amended and supplemented prior to the date hereof by supplement agreements, the “Factoring Credit Facility”), TOT Money assigned to Alfa-Bank its accounts receivable as security for financing for up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The amount loaned by Alfa-Bank pursuant to the Factoring Credit Facility with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the Factoring Credit Facility, Alfa-Bank is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. Interest on the factoring arrangement ranged from 9.70% to 11.95% annually of the amounts borrowed, with servicing fees ranging from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 million in U.S. dollars) per account receivable. TOT Money’s obligations under the Factoring Credit Facility also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is the Chairman of the Board of Directors of the Company. The Factoring Credit Facility expired on April 20, 2014 and was repaid.

On September 17, 2014, TOT Money entered into the Supplement Agreement No. 14 and the Supplement Agreement No. 15 with Alfa-Bank (“Amendment No. 15”), which renewed and amended the Factoring Credit Facility. Pursuant to such amendments, the Factoring Credit Facility was renewed and will expire on June 30, 2016, the maximum aggregate limit of financing (secured by TOT Money’s accounts receivable) to be provided by Alfa-Bank to TOT Money under the Factoring Credit Facility was increased to 415 million Russian rubles (approximately US$ 10,814,614 based on the currency exchange rate on September 17, 2014), Alfa-Bank's compensation fees (commissions) for providing financing to TOT Money was amended to be computed as a financing rate that ranges from 13.22% to 14.50% of the amounts borrowed, depending upon the number of days in the period from the date financing is provided until the date the applicable account receivable is paid, and the maximum amount of financing on account of the monetary claim assigned by TOT Money to debtor was increased from 80% to 100% of the assigned amount of monetary claim against which the financing is effected.

Credit Agreement

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

NOTE 11. ACCRUED EXPENSES

At September 30, 2014 and December 31, 2013, accrued expenses amounted to $2,413,418 and $3,484,963, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Accrued professional fees	$267,840	$711,340
Short Term Loan Advances	-	240,000
Accrued income and VAT taxes	-	350,743
Promotional expense	39,642	261,311
Accrued interest	(9,146)	196,396
Accrued payroll	38,970	282,804
Accrued bonus	1,367,083	1,265,597
Other accrued expenses	709,029	176,772
	$2,413,418	$3,484,963

Accrued bonuses were approximately $1.4 million and $1.3 million at September 30, 2014 and December 31, 2013, respectively, which are attributed to the TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 12. LONG TERM DEBT

Long term debt consisted of the Following:

	September 30,	December 31,
	2014	2013
MBF Merchant Capital LLC	$-	5,000,584
RBL Capital Group, LLC	3,315,000	2,565,306
Capital Sources	-	2,300,000
Georgia Notes	-	11,098,066
Other	-	107,668
Subtotal	$3,315,000	$21,071,624

Less Current Portion	(98,493)	(3,816,093)

Long Term Debt	$3,216,507	$17,255,531

MBF Merchant Capital, LLC

Our note payable to MBF Merchant Capital, LLC (“MBF”) was restructured in May 2014 and repaid in July 2014. The restructuring in May 2014 exchanged $5.0 million in notes payable for (i) a $3.0 million note with a stated interest rate of 12.0% maturing on August 2018 (ii) 100,000 shares of our common stock and (iii) a cash payment of $400,000. The terms of the note restructuring required monthly principal and interest payments of $79,001 commencing September 10, 2014 and ending August 10, 2018. For the first three months of the loan, we were only required to make interest-only payments in the amount of $30,000 per month commencing on June 10, 2014 and ending August 10, 2014. In connection with the MBF loan restructuring, we have agreed to make a contingent payment to MBF in the amount of $500,000 in the event that we exercise our right to redeem the warrants outstanding. The restructuring was accounted for as an extinguishment, and the $1,800,000 decrease in the loan principal, resulted in a $1,596,000 gain on the debt restructure and is reported in the other income section of the Statements of Operations and Comprehensive Loss for the three and nine month periods ending September 30, 2014. On July 17, 2014 the balance of the $3,000,000 was refinanced by a facility issued by RBL Capital Group.

RBL Capital Group, LLC and Cayman Invest, S.A.

Effective July 17, 2014 we entered into an agreement with RBL Capital Group whereby we repaid the remaining balance of the above mentioned MBF loan. The new loan required a $65,000 loan fee and provided the company with an additional $239,150 in additional loan proceeds. The loan provides for interest only payments at 13.90% interest through January 2015, commencing on August 20, 2014 then monthly interest and principal payments of $90,421 through January 2019. The note balance was determined as follows:

MBF Loan Payoff	$3,000,000
Additional Loan Proceeds	239,150
Loan cost	65,000
Prorated interest costs	10,850
Total RBL Capital Note	$3,315,000

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

On April 7, 2014 we repaid the two notes payable to RBL, with a combined aggregate principal balance of $2,350,956, and $2,601,843, inclusive of interest and prepayment fees:

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

On April 21, 2014, we entered into a Secured Convertible Senior Promissory Note (the “Note”) with Cayman Invest, S.A. (“CI”). Pursuant to the Note, CI agreed to loan $11,200,000 to us. No interest accrued under the Note; provided, however, that upon a default under the Note, the Note would accrue simple interest at 12% per annum. Prior to March 31, 2015, effective upon a first financing closing after the date of the Note, in which we receive financing of at least $10 million from a third party (the “Qualified Financing”), the entire principal amount of the Note would be automatically converted into common shares equal to 15% of the then outstanding shares of the Company. Effective upon an equity financing after the date of this Note in which we issue stock, (other than a Qualified Financing) or at any time before or after March 31, 2015, at the option of CI, the entire principal amount of the Note could be converted into common shares equal to 15% of the then outstanding shares of the Company. Unless converted, the outstanding amount under the Note would be due and payable on the earlier of March 31, 2015 and the closing of a sale of a majority of the ownership of the Company or any voluntary or involuntary liquidation, dissolution. or winding up of the Company. Under the Note, we agreed to take all actions to have the obligations under the Note positioned as a senior security interest secured by all of the Company’s assets and by those payment processing portfolios owned as of the date of the Note. On June 30, 2014, as a result of the closing of the credit facility under the RBL Loan Agreement, the entire principal amount of the CI Note was converted into 5,569,158 shares of common stock constituting 15% of the then outstanding shares of common stock the Company. Accordingly, the CI Note is no longer outstanding.

Capital Sources of New York and Georgia Notes LLC

The unsecured $2,300,000 note payable to Capital Sources of New York (“CSNY”) originally required interest-only payments at 15.0% through February 1, 2014, followed by 24 equal principal and interest installments of $111,519. On April 17, 2014 we restructured the note with CSNY, whereby the interest rate on outstanding indebtedness was reduced from 15.0% to 12.0%, with interest-only payments for a 24-month period commencing, April 1, 2014, followed by $108,268 principal and interest payments for the following 24 months commencing May 2016.

In January 2014, the preferred membership interests in Unified Payments plus accrued payment in kind (PIK) interest thereon was converted to an 8% interest-only loan with a face value of approximately $13.3 million (known as Georgia Notes 18, LLC Note). The loan matured on January 1, 2017.

On September 15, 2014 the Company completed a debt exchange program with Crede Capital, LLC, which eliminated both the Capital Sources and Georgia Notes debt obligations. In addition the transaction eliminated certain unamortized related accrued interest and debt discount. On September 15, 2014, the Company entered into a Master Exchange Agreement with Crede CG III, Ltd., an exempted company incorporated under the laws of Bermuda (“Crede”). Prior to entering into the Agreement, Crede acquired two existing promissory notes that had been previously issued by the Company, one with $2,343,500 principal amount outstanding plus interest due to Capital Sources of New York and the other with $13,533,360 principal amount outstanding plus interest due to Georgia Notes 18, LLC. Pursuant to the Agreement, the Company and Crede agreed to exchange, in whole or in part, these promissory notes for such number of shares of the Company’s common stock as determined under the Agreement based upon 80% of the volume-weighted average trading price of the Common Stock for a specified period of time (up to 90 trading days) subsequent to each exchange (the “True-Up Period”).

Crede elected to exchange the entire amount of both promissory notes on September 15, 2014. The “exchange price” for this initial exchange was $5.70. Accordingly, on September 15, 2014, the Company exchanged 125% of the principal and interest under both promissory notes into 3,481,768 shares of the Company’s Common Stock. As this number of shares is subject to adjustments over the True-Up Period following this exchange, the Company issued to Crede an additional 2,321,177 for such adjustments. The number of shares was determined by dividing the aggregate amount of the promissory notes by 80% of the volume-weighted average trading price of the Common Stock during the True-Up Period.

The transaction was recorded as a $2,462,987 loss which included in extinguishment of debt. The effects of the transaction were as follows:

Total Shares Provided	5,802,945
Market Price Sept 15, 2014	$2.88
Value of Stock Issued	$16,712,482
Georgia Notes	(13,268,000)
Accrued interest	(345,360)
Discount on Georgia Notes	1,663,865
Capital Sources	(2,300,000)
Loss on Debt Extinguishment	$2,462,987

Scheduled Debt Principal Maturities

Scheduled principal maturities on RBL indebtedness at September 30, 2014 is as follows:

Year ended December 31, 2014	$-
Year ended December 31, 2015	606,567
Year ended December 31, 2016	755,512
Year ended December 31, 2017	867,484
Year ended December 31, 2018	996,051
Year ended December 31, 2018	89,386
Total	$3,315,000
Less Unamortized Debt Discount	-
Balance as of September 30, 2014	$3,315,000

NOTE 13. COMMITMENTS AND CONTINGENCIES

Leases

In May 2013, we entered into a lease agreement and relocated our corporate headquarters and principal executive offices to North Miami Beach, Florida. The term of the lease agreement is from May 1, 2013 through December 31, 2016, with monthly rent at the rates of $16,800 per month (or $134,400 for the initial eight-month period) for the period from May 1, 2013 through December 31, 2013, $17,640 per month (or $211,680 per year) for the period from January 1, 2014 through December 31, 2014, $18,522 per month (or $222,264 per year) for the period from January 1, 2015 through December 31, 2015 and $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016. Total rent expense for this lease was $57,445 and $189,354 for the three and nine months ended September 30, 2014, respectively, and $92,948 and $253,967 for the three and nine months ended September 30, 2013, respectively.

We lease office space in Russia for $1,200 per month through September 2015. Total rent expense for these leases was $49,304 and $114,226 for the three and nine months ended September 30, 2014, respectively, and $67,387 and $200,458 for the three and nine months ended September 30, 2013, respectively.

Total future lease payments are as follows:

Year	Amortization Expense
2014	$67,907
2015	233,683
2016	233,376
2017	-
2018	-
Total	$534,965

MBF Debt Restructure

In connection with the MBF loan restructuring, we have agreed to make a contingent payment to MBF in the amount of $500,000 in the event that we exercise our right to redeem the warrants outstanding.

Litigation

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  The defendant is the successor in interest to Paymentech.  On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division.  Plaintiffs’ opposition to Defendant’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant’s Reply to Plaintiff’s opposition was filed October 31, 2013.  Defendants filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013.  The case was subsequently dismissed and an appeal has been filed. In July 2014, Plaintiffs and Defendants counsel met as part of the Appeals process to limit the scope of the Appeal and to try settle some of the claims. Independently of this, representatives of Plaintiff and Defendant are in discussions to attempt a settlement outside of the judicial process. As of the date hereof, the matter has not been settled and the Appeal is moving forward.

OOO-RM Invest

On March 17, 2014, the Company was served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with the Company allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that the Company would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that the Company would assume certain liabilities of Plaintiff; (d) that the Company would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that the Company would deliver DST account and stated key DST structures  to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (h) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (i) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that the Company breached its obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million.  The Company strongly denies the allegations referenced in the complaint and engaged legal counsel to defend its interests.  A Motion to Dismiss on jurisdictional as well as substantive grounds was filed but denied by the court. Accordingly, this matter is proceeding.

On August 12, 2014, legal counsel representing Net Element, Inc. received a Notice from the American Arbitration Association advising that the same Plaintiffs in the OOO-RM Invest case above have instituted a parallel Arbitration claim dealing with substantially the same issues as addressed in the lawsuit. As with the referenced lawsuit, the Company strongly contests the allegations referenced in the arbitration proceedings. Legal counsel representing the Company filed a Motion to Dismiss, or in the Alternative, Stay Arbitration in the federal court case.  That Motion was denied on the basis that there is a pending Motion to Dismiss on jurisdictional Grounds. In October 2014, our legal counsel filed a Motion to Dismiss with the Arbitrator on several grounds: (1) by filing the federal court action OOO-RM Invest waived its right to arbitrate and (2) OOO-RM Invest should not be permitted to pursue the same relief in two actions.  This matter is pending a decision by the Arbitrator.

Gene Zell

In June 2014, the Company, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell for defamation of the Company and its CEO and tortious interference with the Company’s business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about the Company and its CEO on any website and enjoining him from contacting the Company’s business partners or investors.

Wayne Orkin

On June 27, 2014, the Company was served with a lawsuit filed in the Los Angeles County of the Superior Court of California by Wayne Orkin.  Orkin was a former employee of First Business Solutions, LLC (“FBS”), that was a subsidiary of Unified Payments, LLC.  The assets of Unified Payments, LLC were acquired by the Company in April 2013. Unified Payments, LLC is also a named defendant in this lawsuit.  In his complaint, Orkin is claiming a “unity of interest in ownership” between the Defendants and that each of the named defendants were agents, alter egos and authorized representatives of one another.  Orkin claims that the defendants breached its obligations pursuant to a verbal agreement allegedly into entered into in 2010 whereby he would allegedly be entitled to certain royalties resulting from the sales of a payment browser technology purchased by FBS from Orkin’s entity.  The Plaintiff is claiming unspecified damages for alleged breach of contract, breach of covenant of good faith and fair dealing, misappropriation of technology, fraud and conversion. The Company has asserted that it never had any dealings with Orkin and strongly contests all allegations contained in the Complaint.  The Company engaged California counsel to represent its interests.

On September 23, 2014, The Court upheld the Motion to set aside a default judgment previously entered against Unified Payments. On the Motion to Dismiss (“demurrer”), Plaintiffs attorney advised the court they are planning to amend their complaint to attempt to address the deficiencies raised by our counsel. As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration.

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

In September 2013, we entered into a letter agreement, dated as of August 28, 2013, with Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy, pursuant to which we agreed, subject to approval of our shareholders, to issue such number of shares of Common Stock equal to 10% of our issued and outstanding Common Stock as of the date of issuance of such shares in exchange for our acquisition of the outstanding 10% noncontrolling interest in TOT Group, Inc. Pursuant to this agreement, we are obligated to issue to Mr. Firer (who is Chief Executive Officer and a director of the Company) 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 2% of our issued and outstanding Common Stock as of the date of issuance of such shares.

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

On September 11, 2014, per recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved and authorized the issuance to Oleg Firer, the Chief Executive Officer of the Company, 1,438,137 restricted shares of common stock of the Company to compensate for Oleg Firer’s efforts and results of effectuating the Company’s debt and equity financings in the first half of 2014.

On September 30, 2014, we had $77,129 due to related parties, primarily due to Enerfund. At December 31, 2013, we had $1,451,357 due to related parties, consisting primarily of $1,149,391 due to T1T Lab, and $301,966 due to Enerfund. Pursuant to a letter agreement dated June 10, 2014, the Company agreed to pay Enerfund $77,128 and Enerfund agreed to forgive amounts due in excess of this amount. As a result, the Company recorded a gain of $241,173 for the quarter ended September 30, 2014 when we adjusted our related party payable from Enerfund from $301,966 to $77,129. The $77,129 due to Enerfund was paid in October 2014.

NOTE 15. STOCKHOLDERS’ EQUITY

Share Repurchase Program

During December 2012, we announced a Board-approved plan permitting the repurchase of up to $2.5 million of issued and outstanding shares of our common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. We did not repurchase any shares during the nine months ended September 30, 2014. For the nine months ended September 30, 2013, we repurchased 170,322 shares of its common stock for $477,966 or an average of $2.81 per share including 137,207 shares that were repurchased in a private transaction outside the parameter of the publicly announced repurchase plan.

Purchase of Noncontrolling Interest in TOT Group, Inc.

In September 2013, we entered into a letter agreement with Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy, pursuant to which we agreed, subject to approval of the Company’s shareholders, to issue such number of shares of Common Stock equal to 10% of the Company’s issued and outstanding Common Stock as of the date of issuance of such shares in exchange for our acquisition of the outstanding 10% minority interest in our 90%-owned subsidiary, TOT Group, Inc. Pursuant to this agreement, we were obligated to issue to Mr. Firer (who is our Chief Executive Officer and a director) 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is our Chief Legal Officer and Secretary) 2% of the Company’s issued and outstanding Common Stock as of the date of issuance of such shares. The agreement was subject to shareholder approval which occurred in December 2013. We recorded a compensation charge of $13,305,817, representing the value of the shares issued to Messrs. Firer and Wolberg. Effective June 30, 2014, the parties to the letter agreement executed Amendment No. 1. Prior to the date of this Amendment No. 1 (June 30, 2014), the parties calculated the number of shares to be issued is to reflect shares that constitute a 10% interest in the Company on the pre-share issuance basis. Effective the date of this Amendment No. 1 (June 30, 2014), the parties agree that the number of shares to be issued is to be calculated to reflect shares that constitute a 10% ownership in the Company on the a post-share issuance basis. As a result of this amendment, we recorded an additional compensation charge of $617,093 for the issuance of 323,085 additional shares at June 30, 2014. Pursuant to this letter agreement, as amended, we issued to Mr. Firer (who is Chief Executive Officer and a director of the Company) 1,411,135 restricted shares of Common Stock representing 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 627,171 restricted shares of Common Stock representing 2% of our issued and outstanding Common Stock as of the date of issuance of such shares.

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

Stock Issuances

On September 15, 2014, we entered into a Master Exchange Agreement, (the “Agreement”) with Crede. Prior to entering into the Agreement, Crede acquired two existing promissory notes that had been previously issued by the Company, one with $2,343,500 principal amount outstanding plus interest due to Capital Sources of New York and the other with $13,533,360 principal amount outstanding plus interest due to Georgia Notes 18, LLC. Pursuant to the Agreement, the Company and Crede agreed to exchange, these promissory notes for such number of shares of the Company’s common stock, as determined under the Agreement based upon 80% of the volume-weighted average trading price of the Common Stock for a specified period of time (up to 90 trading days) subsequent to each exchange (the “True-Up Period”).

The initial number of shares of Common Stock issuable upon exchange was determined by dividing (i) 125% of the principal and interest under the promissory note(s) to be exchanged, as well as any other amounts owed by the Company to Crede with respect to such promissory note(s) to be exchanged by (ii) an “exchange price” determined as the closing bid price of the Common Stock on the date of the applicable exchange (provided, however, that the Agreement provides that the “exchange price” for the initial exchange (described further below) is $5.70), in each case subject to adjustments over the True-Up Period following the exchange as set forth in the Agreement.

Crede elected to exchange the entire amount of both promissory notes on September 15, 2014. The “exchange price” for this initial exchange was $5.70. Accordingly, on September 15, 2014, the Company exchanged 125% of the principal and interest under both promissory notes into 3,481,768 shares of Common Stock. As this number of shares was subject to adjustments over the True-Up Period following this exchange, the Company issued to Crede an additional 2,321,177 shares to finalize the transaction. The entire 5,802,945 issued shares was calculated at the end of the True-Up Period to by dividing the aggregate amount of the promissory notes by 80% of the volume-weighted average trading price of the Common Stock during the True-Up Period.

On September 11, 2014, per recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved and authorized the issuance to Oleg Firer, the Chief Executive Officer of the Company, 1,438,137 restricted shares of common stock of the Company to compensate for Oleg Firer’s efforts and results of effectuating the Company’s debt and equity financings in the first half of 2014.

During the quarter ended September 30, 2014, we accrued but did not issue 15,000 shares of common stock to the members of its Board of Directors and recorded compensation charges of $52,050.

NOTE 16. WARRANTS

At September 30, 2014, we had 8,938,900 warrants outstanding with a weighted average exercise price of $7.50 and a weighted average contract term of 3.01 years.

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

NOTE 17. INCOME TAXES

The Company recorded income tax expense of $57,602 and $0 from its foreign subsidiary in the third quarter of 2014 and 2013 respectively. There is no U.S. current or deferred income tax provision for the three months ended September 30, 2014.

As of September 30, 2014 and September 30, 2013 the Company has a full valuation allowance on its net deferred tax assets. The Company’s net deferred tax assets are primarily composed of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $36.8 million and $30.6 million for federal and state, and approximately $9.5 million and $9.1 million for foreign as of September 30, 2014 and September 30, 2013, respectively. The timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, the Company underwent an ownership change as defined by IRC Section 382, the limitation applies to the Company. Losses that are subject to the current Section 382 limitation may only be utilized by the Company up to approximately $2.3 million per year, with any unused amounts carried forward to the following year. Absent an additional ownership change, our Section 382 limitation for 2014 will be approximately $1.3 million. The Company can still fully utilize the NOLs generated after the change of the ownership, which was approximately $1.2 million.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation, the Company has concluded that based on the weight of available evidence, it is not more likely than not that the Company will realize any of the benefit of its net deferred tax assets. Accordingly, as of September 30, 2014, the Company maintained a full valuation allowance totaling approximately $18.5 million.

NOTE 18. SUBSEQUENT EVENTS

On October 17, 2014, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission("SEC"). The registration statement is intended to provide the Company with increased financial flexibility to execute on its business strategy and invest in opportunities in mobile payments and value-added transactional services. Although the registration statement relating to these securities has been filed with SEC, it has not yet become effective.

If and when the registration statement is declared effective by the SEC, the Company will be able to offer and sell, from time to time, up to $50 million of the Company's common stock, preferred stock, warrants, units and/or subscription rights in one or more offerings and in any combination, and certain selling security holders will be able to offer and sell, from time to time, up to 15.4 million shares of Company's common stock, each on the terms which will be described in prospectus supplements filed with the SEC, as applicable.

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

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

We reported a net loss of $9,058,835 or ($0.23) per share, for the three months ended September 30, 2014 as compared with a net loss of $3,869,613 or ($0.13) per share, for the three months ended September 30, 2013. Loss from continuing operations (including loss attributable to the non-controlling interest) for the three months ended September 30, 2014 was $9,058,835 ($0.23) per share as compared to a loss from continuing operations of $3,175,474 or ($0.11) per share for the three months ended September 30, 2013. Our net loss for the three months ended September 30, 2014 was primarily the result of a non-cash compensation expense in the amount of $4,621,436 related to stock compensation bonus to the CEO and a loss on debt extinguishment in the amount of $2,221,813.

Net revenues consist primarily of payment processing fees offset by breakage and mobile processing refunds. Net revenues were $6,026,961 for the three months ended September 30, 2014 as compared to $6,520,788 for the three months ended September 30, 2013. The decrease in net revenues is substantially all due to reduced Russian mobile payment processing revenues as we restructured this business with new management and our own proprietary billing system and positioned it for future growth, which impacted revenues unfavorably by $549,802. Transaction processing fees in the U.S. increased $55,975.

Cost of revenues represents direct costs of generating revenues, including commissions, penalties and purchases of short numbers in Russia and interchange expense, commissions and processing fees in our U.S. transaction processing business. Cost of revenues for the three months ended September 30, 2014 was $4,717,855 as compared to $4,646,245 for the three months ended September 30, 2013. The increase in cost of revenues of $71,610 is primarily a result of a higher mix of U.S. transaction processing business for the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 where we had more mobile payment processing business with a lower cost of sales.

Gross Margin for the three months ended September 30, 2014 was $1,309,106 (22%) as compared to $1,874,543 (29%) for the three months ended September 30, 2013. The reasons for the decrease in the margin percentage was a change in business mix and portfolio make-up. Our business mix had more transaction processing business in the three months ended September 30, 2014 versus the same period in 2013. Our portfolio make-up has changed as our older, higher margin portfolios have run-off and been replaced with new portfolio at lower competitive margins. The following table sets forth our gross margin mix.

Source of Revenues	Three Months Ended September 30, 2014	Mix	Three Months Ended September 30, 2013	Mix	Increase/ (Decrease)

Transaction processing services	$5,565,633	92%	$5,509,658	84%	$55,975
Mobile payments	461,328	8%	1,011,130	16%	(549,802)
Total	$6,026,961	100%	$6,520,788	100%	$(493,827)

Cost of Revenues

Transaction processing services	$4,764,144	79%	$4,432,192	68%	$331,952
Mobile payments	(46,289)	-1%	214,053	3%	(260,342)
Total	$4,717,855	78%	$4,646,245	71%	$71,610

Gross Margin

Transaction processing services	$801,489	14%	$1,077,466	20%	$(275,977)
Mobile payments	507,617	110%	797,077	79%	(289,460)
Total	$1,309,106	22%	$1,874,543	29%	$(565,437)

Operating expenses totaled $7,352,405 for the three months ended September 30, 2014, as compared to operating expenses of $4,262,743 for the three months ended September 30, 2013. Total operating expenses for the three months ended September 30, 2014 consisted of general and administrative expenses of $6,531,751, provision for loan losses of $136,150 and depreciation and amortization expense of $684,503. For the three months ended September 30, 2013, general and administrative expenses were $2,928,528. Loan losses for the three months ended September 30, 2013 were $537,230 and depreciation and amortization was $796,985. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $6,531,751 for the three months ended September 30, 2014 as compared to $2,928,528 for the three months ended September 30, 2013. General and administrative expenses for the three months ended September 30, 2014 and 2013 consisted of operating expenses not otherwise delineated in our Condensed Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase/(Decrease)
Non-cash compensation expense	$4,621,436	$75,000	$4,546,436
Salaries, benefits, taxes and contractor payments	779,466	1,234,438	(454,972)
Professional fees	721,555	988,974	(267,419)
Rent	106,749	160,337	(53,588)
Business development	(20,625)	15,851	(36,476)
Travel expense	85,337	191,369	(106,032)
Filing fees	12,774	22,120	(9,346)
Transaction gains (losses)	1,423	-	1,423
Other expenses	223,636	240,439	(16,803)
Total	$6,531,751	$2,928,528	$3,603,223

Non-cash compensation expense was $4,621,436 for the three months ended September 30, 2014 as compared to $75,000 for three months ended September 30, 2013.  The non-cash compensation expense of $4,621,436 primarily related to $4,573,276 for the fair value of stock provided to our CEO as a bonus of 1,438,137 shares.  The $75,000 in non-cash compensation expense for the three months ended September 30, 2013 resulted from non-cash compensation expense for our board of directors for their quarterly remuneration in stock compensation.

Salaries, benefits, taxes and contractor payments were $779,466 for the three months ended September 30, 2014 as compared to $1,243,438 for three months ended September 30, 2013, representing a decrease of ($454,972) as follows:

Group	Salaries and benefits for the three months ended September 30, 2014	Salaries and Benefits for the Three Months Ended September 30, 2013	Increase / (Decrease)
Net Element (Corporate)	$287,624	$277,207	$10,417
Music	-	19,471	(19,471)
NetLab	89,086	225,745	(136,659)
TOT Group	270,213	589,349	(319,136)
OOO Net Element Russia	132,543	122,666	9,877
Total	$779,466	$1,234,438	$(454,972)

The primary reasons for the decrease in salaries was the decrease in salaries in TOT GROUP in the amount of ($319,136), a decrease in NetLabs in the amount of ($136,659) and in Music in the amount of ($19,471) due to the divesture of Music in third quarter of 2013, offset by an increase of $10,417 and $9,877 of salaries from Net Element and Net Element Russia’s Corporate division. TOT Group salaries decreased ($319,136) primarily as a result of headcount reductions. NetLabs decrease of $136,659 was also due to reduction in headcount. Offsetting these reductions were a smaller amount of salary adjustments and headcount additions in corporate staffs of U.S. and Russia.

Professional fees were $721,555 for the for three months ended September 30, 2014 as compared to $988,974 for the three months ended September 30, 2013, representing a decrease of ($267,419) as follows:

Professional Fee	Three months ended September 30, 2014	Three months ended September 30, 2013	Increase / (Decrease)
General Legal	$150,517	$194,155	$(43,638)
SEC Compliance Legal Fees	55,000	84,662	(29,662)
Accounting and Auditing	79,452	170,745	(91,293)
Tax Compliance and Planning	45,500	12,850	32,650
Consulting	391,086	526,562	(135,476)
Total	$721,555	$988,974	$(267,419)

The most significant decreases in professional fees were attributable to consulting ($135,476), and accounting and auditing fees ($91,293), while there was an increase in Tax Compliance and Planning in the amount of $32,650. General legal expenses decreased ($43,638) for the three months ended September 30, 2014 versus the three months ended September 30, 2013 primarily due to a settlement of fees for amounts less than accrued in prior periods. During the three months ended September 30, 2013 we also used additional outside legal counsel to assist in the reorganization of the Company after its merger transaction with Net Element. Accounting and auditing fees were ($91,293) lower because the Company had additional work related to the mergers and acquisitions and deconsolidation during the three months ended September 30, 2013 and a change in audit firms that reduced our audit fees.

Other general and administrative expenses were $223,636 for the three months ended September 30, 2014 as compared to $240,439 in other expenses for the three months ended September 30, 2013, representing a decrease of ($16,803). The primary reason for the decrease was cost cutting in our office, communications and other expenses.

We recorded a provision for loan losses of $136,150 for the three months ended September 30, 2014. This consisted of net ACH rejects which occur as a result of normal operations. We had $537,230 for bad debts and unrecoverable advances for the three months ended September 30, 2013 due to a provision for advances to aggregators.

Depreciation and amortization expense consists of depreciation expense on fixed assets in service and the amortization of merchant portfolios, client acquisition costs, IP software, intellectual property and employee non-compete agreements.  Depreciation and amortization expense was $684,504 for the three months ended September 30, 2014, as compared with $796,985 for the three months ended September 30, 2013.  Amortization expense is lower in 2014 due to the write-off of the FDR portfolio.

Total interest expense, net for the three months ended September 30, 2014 amounted to $790,490 versus $973,256 of interest expense, net for the three months ended September 30, 2013. Interest for the three months ended September 30, 2014 consisted of $436,005 interest on the Georgia Notes 18, LLC loan (loan was paid off in September, 2014), $57,500 interest from our Capital Sources Loan (loan was paid off in September, 2014), $63,647 from our RBL loan, $229,956, from the MBF Debt Restructure (loan was paid off in July, 2014) and $3,381 due to the Alpha Bank credit facility.

Total interest expense for the three months ended September 30, 2013 amounted to $973,256 primarily due to $448,519 was due to Georgia notes and $178,312 was for the factoring line TOT Money had with Alfa Bank, the remaining $346,425 balance was interest due to the outstanding RBL, MBF and Capital Sources notes.

For the three months ended September 30, 2014, we recorded a loss on debt extinguishment on the payoff of Georgia Notes 18, LLC and Capital Sources New York and related accrued interest and debt discount (net debt), in exchange for 5,802,945 shares of stock issued to Crede (see Note 15 Stockholders’ Equity). The date of the transaction was September 15, 2014, and the closing price of the stock was $2.88. The Company exchanged $14,249,495 worth of net debt for $16,712,482 in equity, and as a result recognized a loss of $2,462,987 on debt extinguishment. This was offset by a gain on debt extinguishment in the amount of $241,173 from a related party settlement (see Note 14 Related Party Transactions). There was no such activity in 2013.

 We recognized a gain of $44,456 for the three months ended September 30, 2014 due to the closing of Netlab divisions. There were no disposals during the three months ended September 30, 2013.

We had other expense, in the amount of $57,602 and $80,019 due to foreign taxes, for the three months ended September 30, 2014 and 2013 respectively.

The net loss attributable to noncontrolling interests amounted to $9,912 for the three months ended September 30, 2014 as compared to $266,001 noncontrolling loss for the three months ended September 30, 2013. The $9,912 was attributed to TOT Group’s Aptito subsidiary. The noncontrolling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

We reported a net loss of $11,304,393 or ($0.27) per share, for the nine months ended September 30, 2014 as compared with a net loss of $27,335,141 or (0.97) per share, for the nine months ended September 30, 2013. Loss from continuing operations (including loss attributable to the non-controlling interest) for the nine months ended September 30, 2014 was $11,304,393 or ($0.27) per share as compared to a loss from continuing operations of $25,995,495 or ($0.92) per share for nine months ended September 30, 2013.

Net revenues consist primarily of payment processing fees. Net revenues were $15,782,475 for the nine months ended September 30, 2014 as compared to $12,966,538 for the nine months ended September 30, 2013. The increase in net revenues is primarily due to nine months of activity in 2014 as compared to five and one-half months of activity in 2013 for TOT Payments processing fees. This increase was offset by the $1,561,151 of revenue from our former First Data Portfolio for the nine months ended September 30, 2013 which did not repeat during the nine months ended September 30, 2014. The income from this portfolio was lost in the third Quarter of 2013 due to contractual issues. Revenue growth was achieved by organic growth of our current portfolios and the purchase of certain portfolios for the nine months ended September 30, 2014.

Cost of revenues represents direct costs of generating revenues, including commissions and purchases of short numbers in Russia and interchange expense and processing fees in our U.S. transaction processing business. Cost of revenues for the nine months ended September 30, 2014 was $11,591,435 as compared to $9,036,826 for the nine months ended September 30, 2013. The year over year increase in cost of revenues of $2,554,609 is primarily a result of nine months of operations of TOT Payments in 2014 versus five and a half months of operations of TOT Payments in 2013.

Gross Margin for the nine months ended September 30, 2014 was $4,191,040 (27%) as compared to $3,929,712 (30%) for the nine months ended September 30, 2013. The reason for the decrease in the overall margin percentage was due to the decrease in the mobile payments business for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. Additionally, new portfolios have lower margins than older portfolios. The following table sets forth our gross margin mix.

	Nine		Nine
	Months Ended		Months Ended		Increase /
Source of Revenues	September 30, 2014	Mix	September 30, 2013	Mix	(Decrease)

Transaction processing services	$14,234,253	90%	$10,082,010	78%	$4,152,243
Mobile payments	1,548,222	10%	2,884,528	22%	(1,336,306)
Total	$15,782,475	100%	$12,966,538	100%	$2,815,937

Cost of Revenues

Transaction processing services	$11,690,214	74%	$8,227,098	63%	$3,463,116
Mobile payments	(98,779)	-1%	809,728	6%	(908,507)
Total	$11,591,435	73%	$9,036,826	70%	$2,554,609

Gross Margin

Transaction processing services	$2,544,039	18%	$1,854,912	18%	$689,127
Mobile payments	1,647,001	106%	2,074,800	72%	(427,799)
Total	$4,191,040	27%	$3,929,712	30%	$261,328

Operating expenses totaled $12,816,634 for the nine months ended September 30, 2014, as compared to total operating expenses of $28,578,987 for the nine months ended September 30, 2013. Total operating expenses for the nine months ended September 30, 2014 consisted of general and administrative expenses $12,218,193 (of which $5,373,953 was due to non-cash compensation) recovery of provision for loan losses of $1,302,554 and depreciation and amortization of $1,900,995. Total operating expenses for the nine months ended September 30, 2013 included general and administrative expenses of $9,193,026 (of which $225,000 was due to non-cash compensation), loan losses of $6,736,302 and a goodwill impairment loss of $11,200,000. Depreciation and amortization was $1,449,659 for the nine months ended September 30, 2013. The components of our general and administrative expenses for the nine months ended September 2014 and 2013 are discussed below.

General and administrative expenses were $12,218,193 for the nine months ended September 30, 2014 as compared to $9,193,026 for the nine months ended September 30, 2013. General and administrative expenses for the nine months ended September 30, 2014 and 2013 consisted of operating expenses not otherwise delineated in our Condensed Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Increase / (Decrease)
Non-cash compensation expense	$5,373,953	$225,000	$5,148,953
Salaries, benefits, taxes and contractor payments	2,335,774	3,250,901	(915,127)
Professional fees	2,102,719	3,348,821	(1,246,102)
Rent	303,580	454,426	(150,846)
Business development	47,683	34,641	13,042
Travel expense	218,194	646,260	(428,066)
Filing fees	23,985	85,057	(61,072)
Transaction gains (losses)	1,228,372	599,689	628,683
Other expenses	583,933	548,231	35,702
Total	$12,218,193	$9,193,026	$3,025,167

Non-cash compensation expense was $5,373,953 for the nine months ended September 30, 2014 as compared to $225,000 for nine months ended September 30, 2013. The non-cash compensation expense in the amount of $5,373,953 primarily related to $4,573,276 for our CEO stock bonus of 1,438,137 million shares and $617,093 resulting from the TOT Group exchange (see note 15). The $225,000 in non-cash compensation expense for the nine months ended September 30, 2013 resulted from non-cash compensation expense for our board of directors for their remuneration in stock compensation.

Salaries, benefits, taxes and contractor payments were $2,335,774 for the nine months ended September 30, 2014 as compared to $3,250,901 for the nine months ended September 30, 2013, representing a decrease of ($915,127) as follows:

Group	Salaries and benefits for the nine months ended September 30, 2014	Salaries and benefits for the nine months ended September 30, 2013	Increase / (Decrease)
Net Element (Corporate)	$914,271	$715,975	$198,296
Yapik	-	6,300	(6,300)
NetLab	223,764	700,800	(477,036)
Music	-	203,644	(203,644)
TOT Group	928,766	1,043,759	(114,993)
OOO Net Element Russia	268,973	580,423	(311,450)
Total	$2,335,774	$3,250,901	$(915,127)

The primary reasons for the decrease in salaries and benefits are ($477,036) from headcount reductions at NetLabs (engineering services), ($311,450) from a decrease in salaries from Russian headquarters, ($203,644) from elimination of our Music1 business, ($114,993) from headcount reductions at TOT Group (U.S. processing business) offset by salary increases of $198,296 from Net Element U.S. headquarters.

Professional fees were $2,102,719 for the nine months ended September 30, 2014 as compared to $3,348,821 for the nine months ended September 30, 2013, representing a decrease of ($1,246,102) as follows:

Professional Fee	Nine months ended September 30, 2014	Nine months ended September 30, 2013	Increase / (Decrease)
General Legal	$68,829	$939,023	$(870,194)
SEC Compliance Legal Fees	140,000	374,839	(234,839)
Accounting and Auditing	282,417	955,878	(673,461)
Tax Compliance and Planning	68,700	31,241	37,459
Consulting	1,542,773	1,047,840	494,933
Total	$2,102,719	$3,348,821	$(1,246,102)

The most significant decreases in professional fees were attributable to general legal fees of ($870,194), accounting / auditing fees of ($673,461) and SEC Compliance and Legal fees of ($234,839) offset by an increase in consulting fees of $494,933. General legal expenses decreased $870,194 for the nine months ended September 30, 2014 versus the nine months ended September 30, 2013 primarily due to a settlement of fees for amounts less than accrued in prior periods and the legal fees related to the acquisition of TOT Payments in 2013. Accounting and auditing fees were lower as we had additional work related to the mergers and acquisitions and deconsolidation during the nine months ended September 30, 2013 that we did not incur during the nine months ended September 30, 2014.

Other general and administrative expenses were $583,938 for the nine months ended September 30, 2014 as compared to $548,231 in other expenses for the nine months ended September 30, 2013, representing an increase of $35,707.

We recognized transactional gains from foreign currency fluctuations in the normal course of business from its Russian operations during the nine months ended September 30, 2014 and 2013 of $1,228,372 and $599,989, respectively.

We recorded a recovery in the provision for loan losses of $1,302,554 for the nine months ended September 30, 2014 which consisted of a favorable adjustment to the bad debt allowance of $1,640,111 in the second quarter that was associated with Russian operations, offset by net ACH rejects of $337,557 in the normal course of operations. We had $6,736,302 for bad debts and unrecoverable advances for the nine months ended September 30, 2013 due to a provision for advances to aggregators.

Depreciation and amortization expense consists of depreciation expense on fixed assets in service and the amortization of merchant portfolios, client acquisition costs, IP software, intellectual property and employee non-compete agreements.  Depreciation and amortization expense was $1,900,995 for the nine months ended September 30, 2014, as compared with $1,449,659 for nine months ended September 30, 2013 representing an increase of $451,336.

Interest expense, net for the nine months ended September 30, 2014 amounted to $3,622,225 versus $2,043,353 of interest expense for the nine months ended September 30, 2013. Interest for the nine months ended September 30, 2014 consisted primarily of $1,302,149 interest on the Georgia Notes 18, LLC loan, $1,043,844 of interest expense, recognized due to amortizing the discounts on the Cayman Invest financing, $297,382 of interest expense from TOT Money’s factoring line with Alpha Bank, $445,800 of interest from the MBF debt restructuring loan paid off in July, 2014, $242,750 of interest from our Capital Sources of New York loan paid off in September 2014, $267,265 due to interest on our RBL loans, two of which were paid off April 2014 and $23,035 was due to other interest charges.

Interest expense, net of interest income, for the nine months ended September 30, 2013, amounted to $2,043,353. This includes $571,678 of interest expense on notes payables that had a total balance of $10,649,548 at September 30, 2013 and $746,373 of interest for the loan payable to Georgia Notes 18, LLC with a loan balance of $10,293,881 at September 30, 2013 and $20,835 from a loan with NPC. In addition, interest expense for the nine months ended September 30, 2013 also included $478,755 of interest on a factoring line that TOT Money had with Alfa Bank and $193,414 of interest from the factoring line when TOT Money was a subsidiary of NETE Russia. $32,298 were other interest charges from Russian operations.

For the nine months ended September 30, 2014, we recorded a gain on the change in fair value on the beneficial conversion derivative in the amount of $5,569,158 as a result of the conversion of the Cayman Invest loan to common stock. This was offset by a loss on debt payoff of the Cayman Invest loan in the amount of ($3,962,406) primarily due to the write-off of the remaining debt discount on the loan. There was no similar activity in 2013.

Additionally, we had a $1,596,000 gain for the nine months ended September 30, 2014 on the restructuring of the MBF loan, primarily due to the cancellation of $1,800,000 of debt, reducing the principal balance to $3,000,000, in exchange for stock worth $204,000 at the date of the exchange. There was no similar activity on 2013.

During the third quarter we recorded a loss on debt extinguishment on the payoff of Georgia Notes and Capital Sources New York and related accrued interest and debt discount, in exchange for 5,802,945 shares of stock. The date of the transaction was September 15, 2014, and the closing price of the stock was $2.88. This resulted in exchanging $14,249,495 worth of debt for $16,712,482 of equity, and as a result of this transaction, we recognized a loss of $2,462,987 on debt extinguishment. This was offset by a gain on debt extinguishment in the amount of $241,173 for being forgiven this amount due to a related party. There was no such activity in 2013.

We recognized a gain of $16,137 for the nine months ended September 30, 2014, primarily due to the disposal of assets primarily in our Netlabs division. There were no disposals during the nine months ended September 30, 2013.

We had other expense, in the amount of $105,217 and $168,509 due to foreign taxes, for the nine months ended September 30, 2014 and 2013, respectively.

The net loss attributable to noncontrolling interests amounted to $51,567 for the nine months ended September 30, 2014 as compared to a net loss of $835,642 for the nine months ended September 30, 2013. The $51,562 was primarily attributed to TOT Group’s Aptito subsidiary. The noncontrolling interest of $835,642 for the nine months ended September 30, 2013 was primarily comprised of TOT Group ($842,473) partially offset by a gain of $6,165 in Yapik and $666 in Net Element Russia. The noncontrolling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than the Company.

Discontinued Operations

For the three and nine months ended September 30, 2013, we recorded a loss of $694,139 and $1,339,646 respectively, net of tax, from discontinued operations that primarily related to the divesture of its Openfilm, Legal Guru, Motorsport, Splinex and OOO Music1 subsidiaries. The loss from disposition of assets was $321,643 for the three and nine months ended September 30, 2013. Additionally there was a loss from operations of discontinued entities of $372,496 and $1,018,003 for the three and nine months ended September 30, 2014, respectively.

Liquidity and Capital Resources

Our total assets at September 30, 2014 were approximately $15.8 million, a decrease of approximately $6.7 million from our total asset balance of approximately $22.5 million at December 31, 2013. This decrease is mainly attributable to a reduction in Russian accounts receivable.

At September 30, 2014, we had total current assets of approximately $6.4 million, including approximately $1.4 million of cash, $4.0 million of accounts receivable and $1.0 million of prepaid expenses and other assets. At December 31, 2013, we had total current assets of approximately $12.7 million, including approximately $0.1 million of cash, $10.6 million of accounts receivable, $1.1 million of advances to aggregators and $0.8 million of prepaid expenses and other assets.

Our cash balance at September 30, 2014 was approximately $1.4 million, compared with a cash balance of approximately $0.1 million at December 31, 2013. The $1.3 million increase in our cash balance generally is attributable to positive operating cash flow activities and cash received from stock subscription receivables offset by cash used in investing and financing activities. The operating cash inflows of approximately $3.0 million were mainly driven by collections in accounts receivable and aggregator advances of approximately $9.2 million.

Cash flows used in investing activities for the nine months ended September 30, 2014 were ($1.3) million comprised primarily of ($1.0) million used to purchase credit card portfolios and a ($0.3) million increase in capitalized client acquisition cost compared to $4.5 million in cash flows provided by investing activities for the nine months ended September 30, 2013. The cash provided by investing activities for the nine months ended September 30, 2013 was primarily due to collection from notes receivable.

The financing cash flow activities of approximately ($2.7) million for the nine months ended September 30, 2014 was primarily due to $8.9 million of proceeds from Cayman Invest loan offset by repayment of our factoring line in Russia ($8.5) and ($3.1) million repayment of loans from RBL ($2.6 million), MBF ($0.2 million) and Georgia Notes ($0.3million).

Net cash provided by financing activities was $2.3 million for the nine months ended September 30, 2013. Cash provided by additional borrowings from Alfa Bank factoring line was $0.8 million and there was $2.0 million of cash provided through the release of $2.0 million in restricted cash offset by ($0.5) million in cash used for share repurchases.

We believe that our existing cash balance in connection with available funding sources will be sufficient to fund our planned operations through the remainder of 2014. We have reduced our operating costs and we continue to build portfolio cash flow through acquisitions and organic growth. The inability to timely receive $1.1 million in respect of stock subscription receivables may impact our ability to fully implement our business plan.

Effective June 30, 2014, we obtained a credit facility to borrow up to $10,000,000 from RBL Capital Group. As a result of this transaction a $11,200,000 convertible note was converted into approximately 5.6 million shares of common stock (see note 12).

We renewed our factoring agreement with Alfa-Bank for 415 million Rubles (Approximately $11 million) (See Note 10 Short Term Loans).

Off-balance sheet arrangements

At September 30, 2014 we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recently Issued and Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update that amends the accounting guidance on revenue recognition. The amendments in this accounting standard update are intended to provide a more robust framework for addressing revenue issues, improve comparability of revenue recognition practices, and improve disclosure requirements. The amendments in this accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and should be applied using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting the standard recognized at the date of adoption (which requires additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the method of adoption and the impact of the provisions of the accounting standard update.

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2014.

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

Control Environment

·

Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of September 30, 2014. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

·	New Executive Management Team Members and Board of Directors: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. We established an audit committee as of December 31, 2013; however, due to changes in audit committee members, executive management and the composition of Company subsidiaries, there has been insufficient time to establish adequate Best of Practice procedures. These changes in executive management and the composition of subsidiaries occurred as of April 16, 2013 in connection with the Company’s merger with Unified Payments and the resignation of the former General Director of TOT Money in February 2014. The changes in the audit committee composition occurred in June 2014 as two members resigned and two new members were appointed. An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance.

·	Advances to Aggregators: Until April 16, 2014, we did not maintain appropriate control surrounding the billing and advances to aggregators in our TOT Money Russian operation. As a result, we migrated our billing system from SDSP Group to TOT Platform, our proprietary system. We are currently engaged in litigation with OOO-RM Invest; as such OOO-RM Invest is not providing any further support or assisting us with retrieval of historical information from the SDSP Group billing system.

Control Activities

·	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

·	Adequacy of Financial Information: We concluded that our internal controls were not effective as of September 30, 2014 due to the lack of general computer controls surrounding the billing and financial reporting system in one of our Russian subsidiaries. However, management believes that, given other sources of information and the size and scope of our business, all material information was communicated to management within a time frame that was adequate for management to make informed business and reporting decisions.

Monitoring

·	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

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

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  The defendant is the successor in interest to Paymentech.  On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division.  Plaintiffs’ opposition to Defendant’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant’s Reply to Plaintiff’s opposition was filed October 31, 2013.  Defendants filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013.  The case was subsequently dismissed and an appeal has been filed. In July 2014, Plaintiffs and Defendants counsel met as part of the Appeals process to limit the scope of the Appeal and to try settle some of the claims. Independently of this, representatives of Plaintiff and Defendant are in discussions to attempt a settlement outside of the judicial process. As of the date hereof, the matter has not been settled and the Appeal is moving forward.

OOO-RM Invest

On March 17, 2014, the Company was served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with the Company allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that the Company would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that the Company would assume certain liabilities of Plaintiff; (d) that the Company would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that the Company would deliver DST account and stated key DST structures  to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (h) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (i) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that the Company breached its obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million.  The Company strongly denies the allegations referenced in the complaint and engaged legal counsel to defend its interests.  A Motion to Dismiss on jurisdictional as well as substantive grounds was filed but denied by the court. Accordingly, this matter is proceeding.

On August 12, 2014, legal counsel representing Net Element, Inc. received a Notice from the American Arbitration Association advising that the same Plaintiffs in the OOO-RM Invest case above have instituted a parallel Arbitration claim dealing with substantially the same issues as addressed in the lawsuit. As with the referenced lawsuit, the Company strongly contests the allegations referenced in the arbitration proceedings. Legal counsel representing the Company filed a Motion to Dismiss, or in the Alternative, Stay Arbitration in the federal court case.  That Motion was denied on the basis that there is a pending Motion to Dismiss on jurisdictional Grounds. In October 2014, legal counsel filed a Motion to Dismiss with the Arbitrator on several grounds: (1) by filing the federal court action OOO-RM Invest waived its right to arbitrate and (2) OOO-RM Invest should not be permitted to pursue the same relief in two actions.  This matter is pending a decision by the Arbitrator.

Gene Zell

In June 2014, the Company, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell for defamation of the Company and its CEO and tortious interference with the Company’s business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about the Company and its CEO on any website and enjoining him from contacting the Company’s business partners or investors.

Wayne Orkin

On June 27, 2014, the Company was served with a lawsuit filed in the Los Angeles County of the Superior Court of California by Wayne Orkin.  Orkin was a former employee of First Business Solutions, LLC (“FBS”), that was a subsidiary of Unified Payments, LLC.  The assets of Unified Payments, LLC were acquired by the Company in April 2013. Unified Payments, LLC is also a named defendant in this lawsuit.  In his complaint, Orkin is claiming a “unity of interest in ownership” between the Defendants and that each of the named defendants were agents, alter egos and authorized representatives of one another.  Orkin claims that the defendants breached its obligations pursuant to a verbal agreement allegedly into entered into in 2010 whereby he would allegedly be entitled to certain royalties resulting from the sales of a payment browser technology purchased by FBS from Orkin’s entity.  The Plaintiff is claiming unspecified damages for alleged breach of contract, breach of covenant of good faith and fair dealing, misappropriation of technology, fraud and conversion. The Company has asserted that it never had any dealings with Orkin and strongly contests all allegations contained in the Complaint.  The Company engaged California counsel to represent its interests.

On September 23, 2014, The Court upheld the Motion to set aside a default judgment previously entered against Unified Payments. On the Motion to Dismiss (“demurrer”), Plaintiffs attorney advised the court they are planning to amend their complaint to attempt to address the deficiencies raised by our counsel. As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration.

Item 1A. Risk

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

On July 15, 2014, we issued 1,140,809 shares of common stock of the Company to K 1 Holding Limited pursuant to the Letter Agreement, dated December 5, 2013, among the Company, TGR Capital, LLC and K 1 Holding Limited. We issued such shares in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On June 30, 2014, as a result of the closing of the credit facility under the RBL Loan Agreement, the entire principal amount of the CI Note was converted into 5,569,158 shares of common stock constituting 15% of the then outstanding shares of common stock the Company. We issued such shares on September 12, 2014 in reliance upon the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

On September 15, 2014, we entered into a Master Exchange Agreement, (the “Agreement”) with Crede CG III, Ltd., an exempted company incorporated under the laws of Bermuda (“Crede”). Prior to entering into the Agreement, Crede acquired two existing promissory notes that had been previously issued by the Company, one with $2,343,500 principal amount outstanding plus interest due to Capital Sources of New York and the other with $13,533,360 principal amount outstanding plus interest due to Georgia Notes 18, LLC. Pursuant to the Agreement, the Company and Crede agreed to exchange, in whole or in part, these promissory notes for such number of shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), as determined under the Agreement based upon 80% of the volume-weighted average trading price of the Common Stock for a specified period of time (up to 90 trading days) subsequent to each exchange (the “True-Up Period”).

The initial number of shares of Common Stock issuable upon exchange was determined by dividing (i) 125% of the principal and interest under the promissory note(s) to be exchanged, as well as any other amounts owed by the Company to Crede with respect to such promissory note(s) to be exchanged by (ii) an “exchange price” determined as the closing bid price of the Common Stock on the date of the applicable exchange (provided, however, that the Agreement provides that the “exchange price” for the initial exchange (described further below) is $5.70), in each case subject to adjustments over the True-Up Period following the exchange as set forth in the Agreement.

Crede elected to exchange the entire amount of both promissory notes on September 15, 2014. The “exchange price” for this initial exchange was $5.70. Accordingly, on September 15, 2014, the Company exchanged 125% of the principal and interest under both promissory notes into 3,481,768 shares of Common Stock. As this number of shares was subject to adjustments over the True-Up Period following this exchange, the Company issued to Crede an additional 2,321,177 shares to finalize the transaction. The entire 5,802,945 issued shares was calculated at the end of the True-Up Period to by dividing the aggregate amount of the promissory notes by 80% of the volume-weighted average trading price of the Common Stock during the True-Up Period.

As a result of the Company and Crede entering into the Agreement and Crede’s election to exchange the entire amount of both promissory notes on September 15, 2014, the Company exchanged 125% of the principal and interest under both promissory notes held by Crede into 3,481,768 shares of common stock of the Company based on the “exchange price” of $5.70 for this initial exchange. As this number of shares is subject to adjustments over the True-Up Period following this exchange, the Company issued to Crede an additional 422,993 shares as a reserve for such adjustments. The entire 3,904,761 issued shares will be trued-up at the end of the True-Up Period to result in the number of shares determined by dividing the aggregate amount of the promissory notes by 80% of the volume-weighted average trading price of the Common Stock during the True-Up Period. Such shares of restricted common stock of the Company are issued to Crede in reliance upon Section 3(a)(9) of the Securities Act exemption from the registration requirements under the Securities Act.

On September 17, 2014, as a result of the true up under the Agreement, the Company issued an additional 2,000,000 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”). As a result of further true up under the Agreement, Crede returned to the Company 101,816 shares of Common Stock, which shares were subsequently retired. After such issuance on September 17, 2014, the true-up period for exchange of the notes purchased by Crede was terminated, concluding the Company’s share issuance obligations to Crede. Such shares of restricted common stock of the Company were issued to Crede in reliance upon Section 3(a)(9) of the Securities Act exemption from the registration requirements under the Securities Act.

On September 11, 2014, per recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved and authorized the issuance to Oleg Firer, the Chief Executive Officer of the Company, 1,438,137 restricted shares of common stock of the Company to compensate for Oleg Firer’s efforts and results of effectuating the Company’s debt and equity financings in the first half of 2014. Such issuance was made under the Company’s 2013 Equity Incentive Plan and pursuant to the registration statement on Form S-8 previously filed by the Company with the Commission.

Issuer Purchases of Equity Securities

In December 2012, our Board of Directors authorized, and we announced on December 10, 2012, a plan permitting the repurchase by the Company of up to $2.5 million of issued and outstanding shares of the Company’s common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. Repurchases, if and when effectuated, will be made subject to market conditions, applicable legal requirements (including federal and state securities laws as well as rules and regulations of the Commission) and other factors. The repurchase plan does not obligate the Company to acquire any particular amount of common stock and the plan may be modified, extended or terminated at any time at the Company’s discretion.   There were no repurchases during the three months ended September 30, 2014.

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

Net Element, Inc.

Date: November 13, 2014	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

4.1	Secured Convertible Senior Promissory Note dated April 21, 2014 between the Company and Cayman Invest, S.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2014)

10.1	Loan and Security Agreement effective as of June 30, 2014 between RBL Capital Group, LLC, TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC, and TOT New Edge, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2014)

10.2	Amendment No. 1 effective June 30, 2014 between the Company and Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy (incorporated by reference to Exhibit 10.2 to the Company’s Quartery Report on Form 10Q filed with the Commission on August 14, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), is furnished electronically herewith: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

