Form 10-Q/A
period 2014-09-30
Net Element, Inc.
filed 2015-02-18
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Net Element, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2014 (the “Original Filing”) in order to correct an error in reporting in the Original Filing of the shares outstanding and the stock-based compensation award that was granted to the Company’s chief executive officer. This Amendment contains the corrected number of shares outstanding and such compensation award, resulting in a reduction to reported net loss, a reduction in the number of shares outstanding and a related reduction to the per share loss amounts reported.

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

Form 10-Q/A

For the Nine months ended September 30, 2014

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$1,405,371	$126,319
Accounts receivable, net	3,958,769	10,619,289
Advances to aggregators, net	92,767	1,109,538
Prepaid expenses and other assets	941,888	834,025
Total current assets	6,398,795	12,689,171
Fixed assets, net	44,758	137,267
Intangible assets, net	2,523,172	2,964,424
Goodwill	6,671,750	6,671,750
Other long term assets	143,133	-
Investment in affiliate	-	46,113
Total assets	$15,781,608	$22,508,725

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,739,886	$3,190,215
Deferred revenue	265,708	239,398
Accrued expenses	2,413,418	3,484,963
Short term loans	2,939	8,478,810
Notes payable (current portion)	98,493	3,816,093
Due to related parties	77,129	1,451,357
Total current liabilities	5,597,573	20,660,836
Note payable (non-current portion)	3,216,507	17,255,531
Total liabilities	8,814,080	37,916,367

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 1,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 44,333,289 and 32,273,298 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	4,433	3,229
Paid in capital	133,670,079	103,815,550
Stock subscription receivable	(1,111,130)	-
Accumulated other comprehensive income (loss)	716,852	(170,550)
Accumulated deficit	(126,136,766)	(118,930,828)
Noncontrolling interest	(175,940)	(125,043)
Total stockholders' equity (deficit)	6,967,528	(15,407,642)
Total liabilities and stockholders' equity	$15,781,608	$22,508,725

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net revenues	$6,026,961	$6,520,788	$15,782,475	$12,996,538
Costs and expenses:
Cost of revenues	4,717,855	4,646,245	11,591,435	9,036,826
General and administrative (includes $522,981 and $75,000 and $1,275,498 and $225,000 of share based compensation for the three and nine months ended September 30, 2014 and 2013)	2,433,296	2,928,528	8,119,738	9,193,026
Provision for (recovery of) loan losses	136,150	537,230	(1,302,554)	6,736,302
Goodwill impairment charge	-	-	-	11,200,000
Depreciation and amortization	684,503	796,985	1,900,995	1,449,659
Total costs and operating expenses	7,971,804	8,908,988	20,309,614	37,615,813
Loss from operations	(1,944,843)	(2,388,200)	(4,527,139)	(24,619,275)
Interest expense, net	(790,490)	(973,256)	(3,622,225)	(2,043,353)
Gain from beneficial conversion derivative	-	-	5,569,158	-
Loss on debt extinguishment	(2,221,813)	-	(6,184,219)	-
Gain from asset disposal	44,456	-	16,137	-
Gain on debt restructure	-	-	1,596,000	-
Other expense	(57,602)	(80,019)	(105,217)	(168,509)
Loss from continuing operations before income taxes	(4,970,292)	(3,441,475)	(7,257,505)	(26,831,137)
Income taxes	-	-	-	-
Loss from continuing operations	(4,970,292)	(3,441,475)	(7,257,505)	(26,831,137)
Net loss attributable to the noncontrolling interest	9,912	266,001	51,567	835,642
Discontinued operations:
Net loss from continuing operations attributable to Net Element, Inc.	(4,960,380)	(3,175,474)	(7,205,938)	(25,995,495)
Loss from operations of discontinued entities	-	(372,496)	-	(1,018,003)
Loss on disposition of assets pertaining to discontinued operations	-	(321,643)	-	(321,643)
Total discontinued operations	-	(694,139)	-	(1,339,646)
Net Loss	(4,960,380)	(3,869,613)	(7,205,938)	(27,335,141)
Foreign currency translation	(273,679)	162,997	887,400	(101,761)
Comprehensive Loss	$(5,234,059)	$(3,706,616)	$(6,318,538)	$(27,436,902)

Loss per share - basic and diluted continuing operations	$(0.13)	$(0.11)	$(0.21)	$(0.92)

Loss per share - basic and diluted discontinued operations	-	(0.02)	-	(0.05)
Total Loss per share	$(0.13)	$(0.13)	$(0.21)	$(0.97)

Weighted average number of common shares outstanding - basic and diluted	39,316,693	28,163,337	34,683,766	28,173,573

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,205,938)	$(27,335,141)
Loss on disposition of assets pertaining to discontinued operations	-	321,643
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash compensation	1,275,498	225,000
Depreciation and amortization	1,900,995	1,449,659
(Recovery of ) Provision for loan losses	(1,640,109)	6,736,302
Impairment of goodwill	-	11,200,000
Amortization of debt discount	1,644,626	-
Noncontrolling interest	376,059	(835,642)
Deferred revenue	26,310	-
Loss on disposal of fixed assets	16,137	-
Gain on change in fair value of derivative	(5,569,158)	-
Loss on debt extinguishment	6,184,219	-
Gain on debt restructure	(1,596,000)	-
Changes in assets and liabilities, net of acquistions and the effect of consolidation of equity affiliates
Accounts receivable	8,274,683	1,620,499
Advances to aggregators	923,016	-
Note receivable	-	(520,000)
Prepaid expenses and other assets	(270,642)	362,444
Accounts payable	(310,965)	1,543,485
Accrued expenses	(1,069,530)	(1,272,562)
Adjustments for operating activities of continuing operations	10,165,139	20,509,185
Adjustments for operating activities of discontinued operations	-	138,092
Total adjustments	10,165,139	20,647,277
Net cash provided by (used in) operating activities	2,959,201	(6,366,221)

Cash flows from investing activities - net of acquisitions:
Collections from notes receivable	-	4,694,605
Investment in subsidiary	-	(228,113)
Purchase of portfolio and client acquistion costs	(1,339,096)	-
(Purchase) disposal of fixed assets	(5,019)	46,966
Net cash provided by (used in) investing activities of continuing operations	(1,344,115)	4,513,458

Cash flows from financing activities - net of acquisitions:
Proceeds from financial institutions		755,170
Repayment to financial institutions	(8,454,027)	-
Proceeds from indebtedness	8,879,898	-
Repayment of Indebtedness	(3,112,775)	-
Change in restricted cash	-	2,056,821
Cash paid for share repurchases	-	(482,400)
Due to related parties	-	38,591
Repayment of amounts due to related parties	-	(75,000)
Net cash (used in) provided by financing activities from continuing operations	(2,686,904)	2,293,182

Effect of exchange rate changes on cash	2,350,870	(61,441)
Net increase in cash	1,279,052	378,978

Cash at beginning of period	126,319	3,546,787
Cash at end of period	$1,405,371	$3,925,765

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,338,402	$1,038,125
Taxes	$296,844	$-

Issued and outstanding common stock (10% of TOT Group's common stock)	$-	$609,000
Assumed debt	-	20,631,000
Total value of consideration for Unified Payments acquisition	$-	$21,240,000

Stock subscription in connection with acquisition of Aptito	$-	$718,750
Transfer of K1 note liability to T1T Lab, LLC in connection iwht divesture of OOO Music 1	$-	$2,000,000

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

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had a net loss of approximately $7.2 million for the nine months ended September 30, 2014, an accumulated deficit of approximately $126.1 million and working capital of approximately $0.8 million at September 30, 2014.

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

Total future lease payments are as follows:

Year	Amortization Expense
2014	$67,907
2015	233,683
2016	233,376
2017	-
2018	-
Total	$534,966

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

On September 11, 2014, per recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved and authorized the issuance to Oleg Firer, the Chief Executive Officer of the Company, 1,438,137 restricted shares of common stock of the Company to compensate for Oleg Firer’s efforts and results of effectuating the Company’s debt and equity financings in the first half of 2014. The stock award vests in three equal installments of 479,379 shares on November 11, 2014, November 11, 2015 and November 11, 2016.

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

On September 11, 2014, per recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved and authorized the issuance to Oleg Firer, the Chief Executive Officer of the Company, 1,438,137 restricted shares of common stock of the Company to compensate for Oleg Firer’s efforts and results of effectuating the Company’s debt and equity financings in the first half of 2014. The stock award vests in three equal installments of 479,379 shares on November 11, 2014, November 11, 2015 and November 11, 2016.

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

Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

We reported a net loss of $4,960,380 or ($0.13) per share, for the three months ended September 30, 2014 as compared with a net loss of $3,869,613 or ($0.13) per share, for the three months ended September 30, 2013. Loss from continuing operations (including loss attributable to the non-controlling interest) for the three months ended September 30, 2014 was $4,960,380 ($0.13) per share as compared to a loss from continuing operations of $3,175,474 or ($0.11) per share for the three months ended September 30, 2013. Our net loss for the three months ended September 30, 2014 was primarily the result of a non-cash compensation expense in the amount of $522,981 related to stock compensation bonus to the CEO and a loss on debt extinguishment in the amount of $2,221,813.

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

Operating expenses totaled $3,253,949 for the three months ended September 30, 2014, as compared to operating expenses of $4,262,743 for the three months ended September 30, 2013. Total operating expenses for the three months ended September 30, 2014 consisted of general and administrative expenses of $2,433,296, provision for loan losses of $136,150 and depreciation and amortization expense of $684,503. For the three months ended September 30, 2013, general and administrative expenses were $2,928,528. Loan losses for the three months ended September 30, 2013 were $537,230 and depreciation and amortization was $796,985. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $2,433,296 for the three months ended September 30, 2014 as compared to $2,928,528 for the three months ended September 30, 2013. General and administrative expenses for the three months ended September 30, 2014 and 2013 consisted of operating expenses not otherwise delineated in our Condensed Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Increase / (Decrease)
Non-cash compensation expense	$522,981	$75,000	$447,981
Salaries, benefits, taxes and contractor payments	779,466	1,234,438	(454,972)
Professional fees	721,555	988,974	(267,419)
Rent	106,749	160,337	(53,588)
Business development	(20,625)	15,851	(36,476)
Travel expense	85,337	191,369	(106,032)
Filing fees	12,774	22,120	(9,346)
Transaction gains (losses)	1,423	—	1,423
Other expenses	223,636	240,439	(16,803)
Total	$2,433,296	$2,928,528	$(495,232)

Non-cash compensation expense was $522,981 for the three months ended September 30, 2014 as compared to $75,000 for three months ended September 30, 2013.  The non-cash compensation expense of $522,981 primarily related to $474,821 for the vested portion of the fair value of stock provided to our CEO as a bonus of 1,438,137 shares.  The $75,000 in non-cash compensation expense for the three months ended September 30, 2013 resulted from non-cash compensation expense for our board of directors for their quarterly remuneration in stock compensation.

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

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

We reported a net loss of $7,205,938 or ($0.21) per share, for the nine months ended September 30, 2014 as compared with a net loss of $27,335,141 or (0.97) per share, for the nine months ended September 30, 2013. Loss from continuing operations (including loss attributable to the non-controlling interest) for the nine months ended September 30, 2014 was $7,205,938 or ($0.21) per share as compared to a loss from continuing operations of $25,995,495 or ($0.92) per share for nine months ended September 30, 2013.

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

Operating expenses totaled $8,718,179 for the nine months ended September 30, 2014, as compared to total operating expenses of $28,578,987 for the nine months ended September 30, 2013. Total operating expenses for the nine months ended September 30, 2014 consisted of general and administrative expenses $8,119,738 (of which $1,275,498 was due to non-cash compensation) recovery of provision for loan losses of $1,302,554 and depreciation and amortization of $1,900,995. Total operating expenses for the nine months ended September 30, 2013 included general and administrative expenses of $9,193,026 (of which $225,000 was due to non-cash compensation), loan losses of $6,736,302 and a goodwill impairment loss of $11,200,000. Depreciation and amortization was $1,449,659 for the nine months ended September 30, 2013. The components of our general and administrative expenses for the nine months ended September 2014 and 2013 are discussed below.

General and administrative expenses were $8,119,738 for the nine months ended September 30, 2014 as compared to $9,193,026 for the nine months ended September 30, 2013. General and administrative expenses for the nine months ended September 30, 2014 and 2013 consisted of operating expenses not otherwise delineated in our Condensed Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Nine months ended September 30,2014	Nine months ended September 30, 2013	Increase / (Decrease)
Non-cash compensation expense	$1,275,498	$225,000	$1,050,498
Salaries, benefits, taxes and contractor payments	2,335,774	3,250,901	(915,127)
Professional fees	2,102,719	3,348,821	(1,246,102)
Rent	303,580	454,426	(150,846)
Business development	47,683	34,641	13,042
Travel expense	218,194	646,260	(428,066)
Filing fees	23,985	85,057	(61,072)
Transaction gains (losses)	1,228,372	599,689	628,683
Other expenses	583,933	548,231	35,702
Total	$8,119,738	$9,193,026	$(1,073,288)

Non-cash compensation expense was $1,275,498 for the nine months ended September 30, 2014 as compared to $225,000 for nine months ended September 30, 2013. The non-cash compensation expense in the amount of $1,275,498 primarily related to $474,821 for the vested portion of our CEO stock bonus of 1,438,137 shares and $617,093 resulting from the TOT Group exchange (see note 15). The $225,000 in non-cash compensation expense for the nine months ended September 30, 2013 resulted from non-cash compensation expense for our board of directors for their remuneration in stock compensation.

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

On September 11, 2014, per recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved and authorized the issuance to Oleg Firer, the Chief Executive Officer of the Company, 1,438,137 restricted shares of common stock of the Company to compensate for Oleg Firer’s efforts and results of effectuating the Company’s debt and equity financings in the first half of 2014. The stock award vests in three equal installments of 479,379 shares on November 11, 2014, November 11, 2015 and November 11, 2016. Such issuance was made under the Company’s 2013 Equity Incentive Plan and pursuant to the registration statement on Form S-8 previously filed by the Company with the Commission.

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

Net Element, Inc.

Date: February 18, 2015	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

4.1	Secured Convertible Senior Promissory Note dated April 21, 2014 between the Company and Cayman Invest, S.A. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 22, 2014)

10.1	Loan and Security Agreement effective as of June 30, 2014 between RBL Capital Group, LLC, TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC, and TOT New Edge, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 2, 2014)

10.2	Amendment No. 1 effective June 30, 2014 between the Company and Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy (incorporated by reference to Exhibit 10.2 to the Company’s Quartery Report on Form 10Q filed with the Commission on August 14, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language), is furnished electronically herewith: (i) Unaudited Condensed Consolidated Balance Sheets; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

