Form 10-K
period 2014-12-31
Net Element, Inc.
filed 2015-03-30
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-34887

Net Element, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-1025599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3363 NE 163 rd Street, Suite 705 North Miami Beach, FL	33160
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 507-8808

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES      ☒ NO

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2014 was approximately $15,876,969 (based upon the reported closing price of $1.91 per share on June 30, 2014).

The registrant had 47,460,032 shares of common stock outstanding as of March 30, 2015.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

■	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;
■	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
■	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
■	our and our bank sponsors’ ability to adhere to the standards of the Visa and MasterCard payment card associations;
■	our reliance on third-party processors and service providers;
■	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
■	our ability to pass along increases in interchange costs and other costs to our merchants;
■	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
■	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;
■	the effects of increased competition, which could adversely impact our financial performance;
■	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
■	the effect of adverse business conditions on our merchants;
■	our ability to adopt technology to meet changing industry and customer needs or trends;
■	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
■	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
■	the impact of seasonality on our operating results;
■	the impact of any failure in our systems due to factors beyond our control;
■	the impact of any material breaches in the security of third-party processing systems we use;
■	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
■	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;
■	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
■	our ability (or inability) to continue as a going concern;
■	the impact of sanctions against Russia on our operating results;
■	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
■	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
■	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
■	the other factors identified in the section of this Report entitled “Risk Factors.”

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

PART I

Item 1. Business.

Company Overview

Net Element, Inc. (“Net Element,” the “Company,” “we,” “us,” and “our”) is a global payments-as-a-service, technology group specializing in mobile payments and value-added transactional services in the United States and emerging countries. The Company operates in a single operating segment as a provider of transactional services and mobile payment solutions. Through its U.S. based subsidiaries, the Company generates revenues from transactional services, valued-added payment technologies and proprietary cloud-based point of sale payments platform for small and medium-sized businesses (“SME”). Through several international subsidiaries, the Company operates its international business with a focus on transactional services, mobile payments transactions and value-added payment technologies in emerging countries including Russian Federation and the Commonwealth of Independent States (“CIS”), where our subsidiary TOT Money holds a leadership position in mobile payments.

General Business Developments

In 2014, we completed a number of transactions and other changes in pursuit of our strategy of enhancing financial results, creating a strong operational foundation and competitive advantage. We believe the following transactions and actions have focused and strengthened our company and improved our capital structure and cash flow.

Our primary actions during 2014 were as follows:

•	On November 24, 2014, TOT Money entered into a financing agreement with Bank Otkritie Financial Corp. (“Bank Otkritie”), one of Russia’s largest private listed banks. This financing is complementary to our Alfa-Bank factoring facility, and provides additional flexibility and capacity to expand our presence in Russia’s transactional services market. In conjunction with the Alfa-Bank factoring agreement, TOT Money will have approximately $15 million of available credit to help fund its growth. Per the three-year Agreement, TOT Money will assign to Bank Otkritie its accounts receivable as security for financing in an aggregate amount of up to 200 million Russian rubles (approximately USD $4.2 million based on the currency exchange rate as of the close of business November 17, 2014). Included in this Agreement, Moscow-based Bank Otkritie will track the status of TOT Money’s account receivables, monitor timeliness of payment of such accounts receivable, and provide related servicing. Oleg Firer, our Chief Executive Officer, has personally guaranteed our agreement with Bank Otkritie. This financing is a factoring facility in which TOT Money could assign to the bank certain (but not all) of its accounts receivable suitable to the lender under such facility as security for financing. Accordingly, the amounts of our draws under such facility from time to time will depend on the amounts of the accounts receivable suitable for such assignment as of the time we choose to draw under such facility. We have not drawn any funds under such credit facility.

•	On October 17, 2014, we filed a $50 million universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. The registration statement is intended to provide the Company with increased financial flexibility to execute on its business strategy and invest in opportunities in mobile payments and value-added transactional services.

•	On September 23, 2014, Alfa-Bank, Russia’s largest private bank, renewed and increased Net Element’s Russian subsidiary OOO TOT Money (“TOT Money”) credit facility from 300 million Russian rubles to 415 million Russian rubles (approximately USD $11 million at the time of the agreement). This financing facility will support our next stage of growth and operations in Russia and the Commonwealth of Independent States. This financing is a factoring facility in which TOT Money could assign to the bank certain (but not all) of its accounts receivable suitable to the lender under such facility as security for financing. Accordingly, the amounts of our draws under such facility from time to time will depend on the amounts of the accounts receivable suitable for such assignment as of the time we choose to draw under such facility. We have not drawn any funds under such credit facility. TOT Money’s previous financing agreement with Alfa-Bank, secured in September, 2012, for the amount of 300 million Russian rubles (approximately USD $9.8 million, at the time of the agreement), expired May 20, 2014 and was fully repaid, using TOT Money’s working capital, in accordance with the terms of the agreement.

•	On September 17, 2014, we announced the integration of Apple® services into our point-of-sale payment acceptance hardware and software. This enabled our merchants the ability to accept Apple Pay from customers. This new service will create a unique experience for customers who want to pay at the point-of-sale using their Apple® iPhone 6, Apple® iPhone 6 Plus and Apple® Watch devices.

•	On September 15, 2014, we entered into a debt exchange agreement with Crede CG III, Ltd. (“Crede”), a wholly owned subsidiary of Crede Capital Group, LLC. Under the agreement, we effectively eliminated $15,876,860 of indebtedness in exchange for 5,802,945 shares of the Company’s common stock. In addition to saving on the financing expenses associated with holding high-interest rate loans, we freed up a significant amount of cash flow and strengthened our balance sheet by replacing debt with equity.

•	On July 2, 2014, we closed on a $10 million credit facility from RBL Capital Group, LLC (“RBL Capital”). The $10 million credit facility extended to us by RBL Capital, triggered the conversion provisions of the first round convertible debt financing provided by Cayman Invest, S.A. (“CI”), converting its debenture to common shares of our Company. The effect of the new $10 million credit facility and the CI debt conversion was to significantly reduce our total outstanding indebtedness. The Company utilized $3 million of the $10 million credit facility to pay in full its loan obligations to MBF Merchant Capital, LLC.

•	On June 30, 2014, we appointed William Healy to our board of directors. Mr. Healy is an accomplished financial services industry veteran with more than 24 years of merchant financing and electronic payments industry experience. Mr. Healy is currently the President of Funds4Growth, a leading investment firm focused on financing of payment service providers in the United States. Since launching Funds4Growth, Mr. Healy has successfully structured and financed in excess of $100 million in merchant base loans. Prior to his tenure at Funds4Growth, Mr. Healy founded MBF Leasing, LLC in November of 2003, where he was responsible for strategic planning along with the financial and operational management. Prior to that, Mr. Healy spent 13 years with the CIT Group, Inc., where he was the President of CIT’s Lease Finance Group.

•	On May 21, 2014, we appointed Drew Freeman to our Board of Directors. Mr. Freeman is an accomplished industry veteran with more than 30 years of electronic payments and merchant services industry experience. His experience includes extensive work with agent banks, referral banks, direct sales, software integration, internet sales, dining programs, American Express, Diners Club, Discover Card, JCB and ISO/MSP programs.

•	On April 21, 2014, we entered into a Secured Convertible Senior Promissory Note (the “Note”) with Cayman Invest, S.A. (“CI”). Pursuant to the Note, CI agreed to loan to the Company $11,200,000.00. No interest will accrue under the Note; provided, however, that upon a default under the Note, the Note will accrue simple interest, at 12% per annum. Prior to March 31, 2015, effective upon a first financing closing after the date of the Note, in which the Company receives financing of at least $10 million from a third party (the “Qualified Financing”), the entire principal amount of the Note will be automatically converted into common shares of the Company equal to 15% of the then outstanding shares of the Company. Effective upon an equity financing after the date of the Note in which the Company issues stock, (other than a Qualified Financing) or at any time before or after March 31, 2015, at the option of CI, the entire principal amount of the Note may be converted into common shares of the Company equal to 15% of the then outstanding shares of the Company. Unless converted, the outstanding amount under the Note will be due and payable on the earlier of March 31, 2015 and the closing of a sale of a majority of the ownership of the Company or any voluntary or involuntary liquidation, dissolution or winding up of the Company. Under the Note, the Company agreed to take all actions to have the obligations under the Note positioned as a senior security interest secured by all assets of the Company and by those payment processing portfolios owned by the Company as of the date of the Note. During 2014, we recorded a gain on the change in fair value on the beneficial conversion derivative in the amount of $5,569,158 as a result of the conversion of the Cayman Invest loan to common stock. This was offset by a loss on debt payoff of the Cayman Invest loan in the amount of ($3,962,406) primarily due to the write-off of the remaining debt discount on the loan

•	On February 11, 2014, we agreed to transfer to T1T Group all of the Company’s minority interest in T1T Lab, LLC primarily in consideration for our release from our obligation to make future capital contributions to T1T Lab, LLC. This transaction completed the full divesture of our interests in entertainment assets (websites).

Following the end of our 2014 fiscal year, on March 16, 2015, TOT Group Europe, Ltd. (“TOT Group Europe”), one of our subsidiaries, entered into a Binding Offer Letter (the "Offer") with Maglenta Enterprises Inc. and Champfremont Holding Ltd. to acquire all of the issued and outstanding equity interests of the PayOnline group of companies (collectively, “PayOnline”) to be named in the course of preparation of a legally binding acquisition agreement. PayOnline’s business includes the operation of a protected payment processing system to accept bank card payments for goods and services.

The consideration for all of the equity interests of PayOnline will be a combination of cash and restricted shares, payable in five installments. The Offer sets forth the determination of the value of such shares based on the closing sales price on the date before each applicable payment date and provides certain additional restrictions on trading of the Company's common stock. The first installment will be payable upon closing of the PayOnline acquisition and will consist of $3.6 million in cash and the restricted shares of the Company's common stock with a value of $3.6 million. The other four installments will be payable after the end of each applicable quarter for which the installment is calculated, and will consist of a combination of cash and the restricted shares of the Company's common stock, in each case equal to the earn-out. The earn out will be calculated based on PayOnline EBITDA for certain post-closing periods, multiplied by 1.35. Pursuant to the Offer, the aggregate valuation of PayOnline on a debt-free basis will be $8,482,000, and the purchase price will not exceed such amount.

At the end of the 12-month period following the issuance of restricted shares of the Company's common stock to the Sellers (“Guarantee Period”), TOT Group Europe will guaranty that the value of such stock then not sold by the sellers of PayOnline equity interests (the “Sellers”) will not be less than the value of such at the date of the issuance of such stock. Subject to certain conditions, if at the end of the Guarantee Period the value of the any such remaining stock is less than the value of such stock at the date of the issuance of such stock, TOT Group Europe will pay a cash amount equaling the difference between such values. If any party terminates the Offer, it will be subject to $400,000 penalty.

Our Corporate Organization

Our Company was formed in 2010 and incorporated as a Cayman Islands exempted company with limited liability under the name Cazador Acquisition Corporation Ltd. (“Cazador”). Cazador was a blank check company incorporated for the purpose of effecting a merger; share capital exchange; asset acquisition; share purchase; reorganization or similar business combination with one or more operating businesses or assets. In 2012, Cazador completed a merger (the “Merger”) with Net Element, Inc., a Delaware corporation (“Net Element”), which was a company with businesses in the online media and mobile commerce payment processing markets. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador Acquisition Corporation Ltd.) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. In 2013, the Company divested its non-core entertainment assets. In December 2013, the Company changed its name to Net Element, Inc. We entered the mobile payments business through the launch of TOT Money in Russia in 2012. We entered the financial technology and value-added transactional service business through the acquisitions of Unified Payments in April 2013 and Aptito in June 2013. Our principal office is located at 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160, and our main telephone number is (305) 507-8808.

Our Industry Segment

We manage one segment, consisting of payment-as-a-service offering, which includes: transactional processing, mobile payment solutions, value-added transactional offerings and proprietary cloud-based point of sale payments platform.

•	TOT Payments, our transactional processing group for the SME business, provides technology and services that businesses require to accept cashless transactions. TOT Payments processes cashless transactions for card-present (or “swipe”) or card-not-present transactions, including point-of-sale (“POS”), mobile POS (“mPOS”), EMV, near field communication (“NFC”), Apple Pay®, Internet businesses, service-oriented businesses, and mail order / telephone order (“MOTO”) merchants. TOT Payments also processes other cashless transactions including checks and direct debits. TOT Payments services include merchant performance analytics and merchant back office reporting. TOT Payments services are distributed in most part through ISGs, value-added resellers, system integrators and affinity partners. TOT Payments markets its services in the United States under the brand Unified Payments (www.unifiedpayments.com ).

•	Aptito is our cloud based Software-as-a-Service (“SaaS”) restaurant management solution, which provides integrated POS, mPOS, Kiosk, Digital Menus functionality to drive consumer engagement via Apple® iPad®-based POS, kiosk and all other cloud-connected devices. Aptito’s proprietary, customer engaged, patent-pending, cloud-based platform provides hospitality merchants with tools to increase sales, productivity and customer loyalty. Utilizing its disruptive platform, Aptito provides merchants a feature-rich, innovative and socially driven, all-in-one digital software solution for the food-service industry. Aptito’s Restaurant mPOS solution provides restaurants with tools to increase sales, productivity, and customer loyalty. Aptito’s suite of integrated tools enables inventory management, complete payroll, staff scheduling, patron reservations and digital menus. More capable and less costly than a traditional POS system, Aptito doesn’t have the steep learning curve associated with typical POS products (www.aptito.com )

•	TOT Money is our proprietary, state-of-the-art mobile payments and commerce platform, which provides carrier-integrated mobile payments solutions, mobile campaign management and distribution. TOT Money mobile platform is positioned in the center of the mobile commerce for digital goods with carrier billing checkout and offers various mobile payment solutions for web services and mobile applications. We provide mobile payment solutions to help digital merchants, such as: social networks, games, online magazines and digital media monetize its mobile clients and the subscription base. We provide users with a simple, secure and fast way to pay for purchases via mobile without a credit card or a bank account. Our mobile campaign tools allow for the delivery of scalable mobile campaigns on behalf of our content partners. TOT Money’s relationships and integration with mobile operators gives us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer its clients In-App payments, Wireless Access Protocol (“WAP”) click, premium Short Message Services (“P-SMS”), Online and Carrier Billing. This deep integration with carriers and expertise in mobile direct billing enables our partners to experience the next generation of mobile payments in just one click.

The Company has 18 Software Engineers located in our offices in Miami, Moscow and Yekaterinburg, providing all of our software development and support requirements.

Our Services

Payments Acceptance. We provide merchants with turnkey payment acceptance solutions, which include the necessary hardware and software, as well as the necessary technology, to integrate into their existing POS systems, applications and websites. We also provide transaction processing, training, on-going customer, and technical support, risk management to help detect and prevent fraudulent transactions, real-time online reporting, analytics and administrative tools. For these services, we charge our merchants a discount fee, or “Merchant Discount”, which is based primarily on a percentage of the dollar amount of each transaction we process. The Merchant Discount may vary based on several factors, including the type of merchant, the type of payment method used and whether the transaction process is a swipe card-based transaction, mobile transaction or a card-not-present transaction.

•	Card-based Transactions. A transaction is initiated when a consumer purchases a product or service at a merchant using his or her card. At the point of sale, the consumer’s credit card information is submitted to our processing vendor, which then communicates with the card-issuing bank through the proper association network (such as Visa or MasterCard) to authorize the transaction. After authorization, we instruct our processing vendor to route funds from the card-issuing bank to our sponsoring bank. Our sponsoring bank, which sponsors us for membership in the Visa, MasterCard or other card association, settles the transaction with the merchant. We pay interchange fees and assessment fees to the card-issuing bank and the credit card association, respectively, which are typically passed through in the Merchant Discount. We outsource certain services to third parties, including the receipt and settlement of funds and after-hours customer and technical support. We believe this structure allows us to maintain an efficient operating structure and enables us to expand our operations without significantly increasing our fixed costs or capital expenditures.

•	Mobile Transactions. A mobile transaction is initiated when a consumer purchases digital goods or subscribes to digital content using its mobile phone number as a form of payment. Allowing merchants to have the charge added to a customer’s phone bill, or more commonly in markets where pre-paid dominates have it deducted from the user’s balance, bypasses the traditional card-based ecosystem. We use our proprietary mobile payments platform to integrate with mobile operators and facilitate mobile transaction in real-time or on subscription basis. We share revenues with mobile operators and charge our merchants a Merchant Discount fee for processing of such transactions.

-	Mobile One Click Payments. Mobile one click payment service provides users with an easy and intuitive way of paying for their goods and services via the browser on their mobile device. Mobile one click payment service allows users browsing websites on their mobile device to purchase digital goods and services directly through their mobile browser. Mobile one click payment service automatically recognizes the user’s mobile number and charges the purchase to their mobile bill or deducts it from their pre-paid credit in just one click. We use an encrypted identification process to immediately recognize the user’s phone number, which provides a secure and automatic authentication, so that the payment process only takes one click. There’s no need for passwords and PIN numbers.

-	In-App Payment. In-App Payment allows application users to purchase goods and services from inside the native application in just one click. In-App payment technology recognizes the user’s phone number and charges the purchase to their mobile bill or deducts it from their pre-paid credit. This service has been optimized to work both for users connected to the Mobile Operator’s network (for e.g. 3G, EDGE, GPRS) and also for users connected via WiFi. In-App Payment is available for both One-time and Subscription payment models.

-	Web & Desktop Payments. Web Payment allows users browsing merchant’s website on a desktop PC to purchase digital goods and services and charge it directly to their mobile phone bill or deduct the amount from their pre-paid credit. The user’s purchase is authenticated through a secure pin code, which is sent to their mobile.

-	Subscription Payments. Subscription Payments option allows merchants to automatically charge users’ mobile bill on a periodic, weekly or monthly basis. By introducing this option merchants will be able to offer users that subscribe access to premium features. Examples of purchases that may benefit from Subscription Payments include online content site subscriptions and credit top ups.

-	P-SMS Billing. Purchases are made by means of Premium SMS sent or received where the payment is charged to the user’s mobile monthly bill or deducted from his or her prepaid credit.

All-in-one Digital POS Platform. Utilizing its disruptive platform, Aptito provides merchants a feature-rich, innovative and socially driven, all-in-one digital software solution for the food-service industry. Aptito’s Restaurant mPOS solution provides restaurants with tools to increase sales, productivity, and customer loyalty. Aptito’s suite of integrated tools enables inventory management, complete payroll, staff scheduling, patron reservations and digital menus. More capable and less costly than a traditional POS system, Aptito doesn’t have the steep learning curve associated with typical POS products.

Business Analytics. Our information, analytics and reporting solutions empower merchants to utilize payment data and analytics to manage and grow their business. The Unified Payments Insight solution uses transactional data, online reputation management and social media to help identify sales trends and seize opportunities for growth.

Merchant Management Portal – Sales Central is our cloud-based solution providing an integrated toolkit to both Independent Sales Organizations and merchants to effectively manage a variety of sales, operations, reporting and accounting functions. Sales Central for ISGs is our comprehensive back office solution for Independent Sales Organization. Our merchant underwriting and boarding process is seamless and paperless. Merchant Library allows ISO to safely store and retrieve any agreement, form or contract, related to ISG’s merchants. Our ISGs are equipped with merchant pricing, residuals calculation and risk management modules, which take care of most of their day-to-day operations. Our ISGs can manage customers’ profit by using multi-level, single-click, drill-down navigation to pricing, detail, summary and statement information.

Relationships with Mobile Operators, Sponsors and Processors

Mobile Operators. In order for us to provide payment and SMS messaging services to mobile subscribers and debit their accounts for payments, we need to have contractual agreements with mobile operators, which allow us to bill its subscribers. We have direct and indirect agreements with mobile operators and mobile operator aggregators in over 40 countries. The three largest mobile operators through which we process the majority of our transactions are: Mobile TeleSystems OJSC (“MTS”), MegaFon OJSC (“MegaFon”) and OJSC VimpelCom (“VimpelCom”). These contracts with mobile operators, allow us to facilitate payments using SMS, Multimedia Messaging Services (“MMS”) and WAP for their mobile phone subscribers. From time to time, we may enter into agreements with additional mobile operators and mobile operator aggregators. In addition, we also have contracts and our platform is integrated with various mobile operator aggregators, which give us access to mobile operator networks in approximately 50 countries.

As an example of processing a mobile transaction, the below diagram illustrates the participants involved in a mobile payment transaction. There are four main participants, the user, the mobile operator, transaction processor (TOT Mobile Platform) and the mobile applications (Merchants). Merchants are primarily content or digital goods providers such as: social networks, games and online magazines.

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

As an example of processing an electronic payment, the below diagram illustrates the participants involved in a credit card transaction. There are four main participants, the merchant, the service provider (TOT payments), the sponsoring bank and the data processor. Merchants are primarily business owners that accept credit card payment in exchange for their merchandise and services.

Our Client Base

In Russia, we enable mobile payment processing services for more than 390 million mobile users in Russia through strategic direct agreements and integrations with Top 3 mobile operators such as Mobile TeleSystem, MegaFon and VimpelCom, Ltd. In January 2015, we have reached a crucial company milestone by exceeding 1 million recurring mobile payment subscribers. As of December 31, 2014, our mobile payments subscriber base consisted of 941,668 recurring mobile payments subscribers.

In the United States, we have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These include:

■	Professional service providers
■	Restaurants
■	Brick and mortar retailers
■	Educational service providers
■	Food stores
■	Automotive sales and repair shops
■	Hotel and lodging establishments

Merchants we serve typically process on average $11,223 each month in credit card transactions and have an average transaction value of $54.35 per transaction. Larger payment processors have traditionally underserved these merchants. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with tailored solutions and on-going services that larger merchants typically receive from larger payment processing providers.

As of December 31, 2014, approximately 44% of our SME merchants were eating places and restaurants and 18% were schools and educational services. No other merchant class has exceeded 3% concentration. High concentration in eating places and restaurants reflects the efforts of our sales team, actively targeting our Aptito product line. The following table reflects the percentage concentration of our merchant base by class:

SIC/MCC	Description	% of Total
5812	EATING PLACES, RESTAURANTS	44.34%
8299	SCHOOLS & EDUCATIONAL SVCS	17.59%
5814	FAST FOOD RESTAURANTS	2.10%
5399	MISCELLANEOUS GENERAL MERCHANDISE	2.07%
5712	FURNITURE & HOME FURNISHINGS	1.62%
7011	HOTELS, MOTELS & RESORTS	1.54%
7538	AUTOMOTIVE REPAIR SHOPS-NON-DEALER	1.46%
7298	HEALTH & BEAUTY SPAS	1.44%
5411	GROCERY STORES & SUPERMARKETS	1.41%
8043	OPTICIANS, OPTICAL GOODS & EYE GLASSES	1.36%
7230	BEAUTY SHOPS & BARBER SHOPS	1.36%
5499	MISCELLANEOUS FOOD STORES-SPECIALTY	1.24%

The following table reflects the percentage concentration of our merchant base by state:

State	Trans Volume
NY	29.84%
NJ	10.25%
NC	9.13%
CA	7.21%
FL	6.72%
TX	5.14%
IL	4.37%
CT	3.08%
PA	3.13%
WA	2.19%
MA	2.13%
VA	2.23%
CO	1.36%
AZ	1.32%
OH	1.67%
SC	1.36%

Merchant and Transaction Risk Management

In the United States, we focus our sales efforts on low-risk bankcard merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants, Independent Sales Organization (ISO) and ourselves. Our Underwriting and Risk Management Policy and procedures help to protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures. In 2014, we experienced losses of .008% of our SME card processing volume.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

■	Application Evaluation Underwriting. There are varying degrees of risk associated with different merchant types based on their industry, the nature of the merchant’s business, processing volumes and average transaction size. As such, varying levels of scrutiny are needed to evaluate a merchant application and to underwrite a prospective merchant account. These range from basic due diligence for merchants with low risk profiles to more comprehensive review for higher risk merchants. The results of this assessment serves as the basis for decisions regarding acceptance of the merchant account, criteria for establishing reserve requirements, processing limits, average transaction amounts and pricing. Once aggregated, these factors also assist TOT Payments in monitoring transactions for those accounts when pre-determined criteria have been exceeded.

■	Merchant Monitoring. We employ several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is sorted into a number of customized reports by our systems. Our risk management team reviews any unusual activity highlighted by these reports, such as larger than normal transactions or credits, and monitors other parameters that are helpful in identifying suspicious activity. We have daily windows to decide if any transactions should be held for further review, which provides us time to interview a merchant or issuing bank to determine the validity of suspicious transactions. We also place merchants who require special monitoring on alert status and have engaged a third-party web crawling solution that scans all merchant websites for content and integrity.

■	Investigation and Loss Prevention. If a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bankcard network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. Additionally, Relationship Managers may be instructed to retrieve equipment owned by us. In addition, to protect ourselves from unexpected losses, we maintain a reserve account with our sponsoring bank, which can be used to offset any losses incurred at a given time. As of December 31, 2014, our reserve balance was $151,306, our reserve is capped at $250,000 at any given time and replenished by funding 0.03% of bankcard processing volume in the event we need to use it to fund an unexpected loss. This reserve is accounted for on our balance sheet under the caption “other assets”.

■	Reserves. Some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2014, our total reserve deposits were approximately $35,000. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.

In Russia, we are responsible for content compliance and merchant underwriting and are subject to chargebacks for the full value of the transaction. If any such chargebacks arise we pass these chargebacks to our merchants, in the event we are unsuccessful in passing these charges to the merchant we are responsible for these chargebacks. In 2014, we had no losses from our mobile payments processing volume, as all chargebacks were collected from our aggregators.

Market Overview

The financial technology and transaction processing industry is an integral part of today’s worldwide financial structure. The industry is continually evolving, driven in large part by technological advances. The benefits of card-based payments allow merchants to access a broader universe of consumers, enjoy faster settlement times and reduce transaction errors. By using credit or debit cards, consumers are able to make purchases more conveniently, whether in person, over the Internet, or by mail, fax or telephone, while gaining the benefit of loyalty programs, such as frequent flyer miles or cash back, which are increasingly being offered by credit or debit card issuers.

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

Competition

The payment processing industry is highly competitive. We compete with other providers of payment processing services on the basis of the following factors:

■	quality and reliability of service;
■	ability to evaluate, undertake and manage risk;
■	ability to attract and retain independent sales organizations;
■	ability to offer differentiating products and services;
■	speed in approving merchant applications and deploying equipment; and
■	cost to the customer.

We are committed not only to servicing clients’ current processing needs, but also to being amongst the first to make available new technologies that may improve our merchants’ respective competitive positions. We are committed to gaining the expertise and relationships to adopt and implement new technologies that we believe may differentiate our service offerings.

Many large and small companies compete with us in providing payment processing services and related services to a wide range of merchants. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Because of this our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. There are also many smaller transaction processors that provide various services to small and medium sized merchants. See “Risk Factors - Risk Factors Related to Our Business Generally - The markets in which we operate are very competitive, and many of our competitors and potential competitors are larger, more established and better capitalized than we are.”

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

Our Business Strategy

To continue to grow our business, our strategy is to focus on providing merchants with the ability to process a variety of electronic transactions, including card-based swipe transaction, mobile transaction or a card-not-present transaction.

Key elements of our business strategy include:

■	continuing to strive to enhance our risk management capabilities and solutions for our merchants;
■	expanding our merchant customer base in our transaction processing for the SME business segment;
■	expanding into high growth segments and verticals;
■	broaden and deepen our distribution channels; and
■	expanding the geographical availability of our payment-as-a-service, mobile payments value-added product offering into new territories.

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

As compensation for their referral of merchant accounts, we pay our ISGs an agreed-upon residual, or percentage of the income we derive from the transactions we process from the merchants they refer to us. The amount of the residuals we pay to our ISGs varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each group refers to us. We provide additional incentives to our ISGs, including, from time to time, advances and merchant acquisition bonuses that are secured by income earned from the referred merchant and repayable from future compensation that may be earned by the groups in respect to the merchant they have referred to us. For the year ended December 31, 2014, we had provided merchant acquisition incentives to ISGs in an aggregate amount of $0.34 million. Our organic growth plan calls for future incentives to be funded to our ISGs for referred merchants.

Value-Added Technology and Services

Our Services

Aptito – Aptito is a new generation of proprietary, smart, customer engaged, patent-pending restaurant management system, comprising Point-of-Sale (POS), mPOS, self-ordering Kiosk, digital menus, based on Apple® iPad® and iPhone®, integrated with credit card readers, cash drawers, receipt and kitchen printers. Through its cloud-based, off-line capable payments platform, Aptito offers merchants an innovative, socially driven, all-in-one digital software solution that offers a complete package of features for the food-service industry. Aptito’s Restaurant mPOS solution provides restaurants with tools to increase sales, productivity, and customer loyalty. Aptito’s suite of fully integrated modules enables inventory management, payroll and tips, staff scheduling, patron reservations and digital menus.

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

Sales Central - is our cloud-based solution providing an integrated toolkit to both Independent Sales Organizations and merchants to effectively manage a variety of sales, operations, reporting and accounting functions.

Sales Central for ISOs is our comprehensive back office solution for Independent Sales Organization. Our merchant underwriting and boarding process is seamless and paperless. Merchant Library allows ISO to safely store and retrieve any agreement, form or contract, related to ISO’s merchants. Our ISOs are equipped with merchant pricing, residuals calculation and risk management modules, which take care of most of their day-to-day operations. Our ISOs can manage customers’ profit by using multi-level, single-click, drill-down navigation to pricing, detail, summary and statement information.

Sales Central for Merchants is our complimentary reporting, accounting and analytics back office solution for small and medium size merchants. Sales Central for Merchants offers a variety of reporting tools along with easy to read and understand charts enables merchants to analyze their sales and improve performance. Bank account reconciliation has never been easier with our ACH transaction, Deposit, Retrieval, Chargebacks reports.

Unified Payments Insights - is an online business dashboard that gives merchants a 360 degree view of their business. With Unified Payments Merchant Insights, merchants are able to compare current revenue, online reputation, and social media activity to their past performance and similar businesses in their area. They can also see what their customers are saying about their business across Yelp, TripAdvisor, Foursquare, OpenTable, Facebook, Twitter and many more all in one simple, easy to use dashboard.

TOT Money – Our omni-channel transactional platform and mobile payments billing system makes payment solutions possible across multiple channels. TOT Money provides the latest mobile payment solutions including premium Short Message Service (“SMS”) billing, mobile subscriptions, direct carrier-billing and WAP billing to allow users to easily and securely pay for web or mobile content. Leveraging our extensive mobile operator relationships and market expertise, our transactional platform and mobile billing system offers customers a variety of mobile payment solutions through an extensive network of mobile operator networks and any device type. TOT Money is currently utilized in our international business division.

Research and Development

We recognize the importance of having access to leading technology in order to develop advanced products for our customers, independent sales agents and for our own internal use. To this end, IT development of our products is conducted in-house. We are maintaining three teams of development engineers, quality assurance professionals, programming code writers, UX and UI designers, dedicated to financial services and value-added technology business.

Our representative office in Yekaterinburg, Russia employs four IT specialists engaged in Sales Central development, seven software engineers engaged in Aptito development and an IT Systems Administrator.

Our subsidiary office in Moscow employs three specialists primarily engaged in system development and support for TOT Money’s billing system.

Our head office in North Miami Beach employs a Chief Technology Officer, (supervising all IT teams), IT Systems Administrator and an Aptito Testing & Development Engineer.

Intellectual Property

We have several trademarks and service marks which are important to our business. The following trademarks and service marks are the subject of trademark registrations and are used in our financial services business:

1.	Unified Payments
2.	Unified Payments – experience, confidence, growth
3.	TOT

We regard our software as proprietary and attempt to protect it, where applicable, with copyrights, trade secret measures and non-disclosure agreements. Despite these protections, it may be possible for competition or users to copy aspects of our intellectual property or to obtain information that we regard as trade secrets. Existing copyright laws afford only limited practical protection for computer software. The laws of foreign countries generally do not protect our proprietary rights in our products to the same extent as the laws of the United States. In addition, we may experience more difficulty in enforcing our proprietary rights in certain foreign jurisdictions. Patent Application number 13/471,717 was filed with United States Patent and Trademark Office on May 15, 2012 for “Restaurant Communication System and Method Utilizing Digital Menus.” This application for patent was assigned to Aptito, LLC on June 26, 2013.

Integrated Mobile Payments and Transaction Services

Our Services

The following services are provided outside the United States: value-added mobile payments; mobile billing; SMS messaging and integrated mobile payments. TOT Money is a provider of mobile messaging and mobile billing solutions in emerging markets. We offer targeted billing solutions via P-SMS, direct carrier billing, in-app purchases, WAP payments and mobile commerce. Instead of using traditional credit cards, TOT Money uses mobile devices as payment methods and allows third-party content or services providers to charge its customers for goods and services using customers pre-paid or post-paid mobile credit.

Relationships with Mobile Operators, Sponsors and Processors

Mobile Operators. In order for us to provide payment and SMS messaging services to mobile subscribers and debit their accounts for payments, we need to have contractual agreements with mobile operators, which allow us to bill its subscribers. We have direct and indirect agreements with mobile operators and mobile operator aggregators in over 40 countries. The three largest mobile operators through which we process the majority of our transactions are: Mobile TeleSystems OJSC (“MTS”), MegaFon OJSC (“MegaFon”) and OJSC VimpelCom (“VimpelCom”). These contracts with mobile operators allow us to facilitate payments using SMS, Multimedia Messaging Services (“MMS”) and WAP for their mobile phone subscribers. From time to time, we may enter into agreements with additional mobile operators and mobile operator aggregators.

Processing Vendors. We had agreements with several service processing vendors to provide us with, on a non-exclusive basis mobile gateway, carrier billing, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendors for the year ending December 31, 2014 for the TOT Money business was SDSP Group, which provided us with a mobile billing and support platform in the Russian Federation.  During 2014, we acquired our own proprietary billing system and ceased using services provided by SDSP Group.  In order for us to be able to process to bankcard transactions internationally, we entered into a partnership agreement with PAYON AG (“PAYON”). PAYON’s multi-channel payment infrastructure system allowed us to directly connect to the banks that we had sponsorship agreements with, and to provide transactional services to the merchants in these regions.  This agreement was cancelled during 2014 as the Company launched TOT Platform, its own proprietary platform.

Customers

Everything we do is to ensure that our customers experience first-rate services. TOT Money’s current customers span across variety of industries and operate across different markets. Our clients include mobile operators, merchants, content and service providers.

We believe there are many ways to use TOT Money’s services, including the following:

■	Mobile Operators – Mobile operators partner with us to generate revenues for incoming traffic. Mobile operators increase revenues via additional subscription and transactional services used by its subscribers.

■	Broadcast Media – SMS billing is becoming an increasingly popular communication tool on both radio & TV. It provides interactivity for the viewer/listener through voting/polls/competitions, and can generate revenues for the stations/production companies.

■	Portals/Content providers – SMS billing adds a further dimension to the offering of portals and content providers. It enables information alerts, ringtones and logos, SMS sending facility for end-users, all of which can generate revenues for the Company.

■	Marketing/Sales Promotion – SMS billing is being used as a new marketing channel. Its immediacy; directness and 2-way communication lends itself to effective measurable marketing and promotion. Integration with existing media adds a new dimension to marketing campaigns (e.g. outdoor, press, on-pack, and direct mail).

Other industries using mobile messaging and mobile billing solutions include banking, retailing, brokering, tourism, transportation, gaming, and education.

Competition

TOT Money primarily competes with other companies operating in the mobile payment processing market in Russia, which market is primarily controlled by four companies, i-CUBE, Incore Media, iFree and TOT Money. Certain of TOT Money’s competitors have been in business longer than TOT Money and have significantly greater financial and other resources than TOT Money. In order to successfully increase our business in that market, we must convince content providers to use TOT Money’s services over competitive platforms that may already be in use. TOT Money must also retain good relations with the mobile operators providing service. We believe that TOT Money will be able to effectively compete in the mobile payment processing market in Russia based primarily upon services offered, functionality and ease of use of features offered. Failure to successfully continue developing TOT Money’s payment processing operations, maintain TOT Money’s existing contracts with mobile phone carriers and content providers and enter into additional contracts with content providers to use TOT Money’s services may harm our revenue and business prospects.

Employees

Our total number of employees at March 15, 2015 was 65 and 2 full time contractors. The staff in the United States is 24 full time employees and 2 full time consultants. Additionally, in Russia we have 39 employees consisting of 18 employees at TOT Money (mobile payments), and 9 employees at Net Element Russia (Executives/Accounting) and 12 employees in Yekaterinburg (System Development).

Regulation

Various aspects of our business are subject to U.S. and non-U.S. federal, state and local regulation. The operations of our subsidiary, TOT Money, are subject to regulation in Russia and may become subject to the laws and regulations of additional foreign jurisdictions as and when its business expands into additional markets. Many domestic and foreign laws and regulations that affect companies conducting business on the Internet and companies transmitting user information and payments via text message or other electronic means are still evolving and the interpretation of such laws and regulations are often uncertain. Failure to comply with applicable laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties and/or fines. The services of TOT Money to mobile phone carriers also are subject to certain of the rules and policies of such carriers and ongoing contractual covenants with such carriers, the violation of which may result in penalties and/or fines and possible termination of TOT Money’s services. Certain of our services are also subject to rules set by various payment networks, such as Visa and MasterCard, as more fully described below under Association and Network Rules.

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

There are a number of legislative proposals that are anticipated or pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. Many states, for example, have already passed laws requiring notification to subscribers when there is a security breach of personal data. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business.

Legislation could be passed that limits our ability to use or store information about our users. The Federal Trade Commission (the “FTC”) and various states have established regulatory guidelines issued under the Federal Trade Commission Act and various state acts, respectively, that govern the collection, use and storage of consumer information, establishing principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines. For example, we disclose that we collect a range of information about our users, such as their names, email addresses, search histories and activity on our platform. We also use and store such information primarily to personalize the experience on our platforms, provide customer support and display relevant advertising. While we do not sell or share personally identifiable information with third parties for direct marketing purposes, we do have relationships with third parties that may allow them access to user information for other purposes.

We believe our policies and practices comply with the FTC privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, or if these guidelines, laws or regulations or their interpretations change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our (or others’) use of their information, among other changes.

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

Separately, the so-called Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees, such as switch fees may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. In July 2011, the Federal Reserve published the final rules governing debit interchange fees. Effective in October 2011, debit interchange rates for card issuing financial institutions with more than $10 billion of assets are capped at $0.21 per transaction with an additional component of five basis points of the transaction’s value to reflect a portion of the issuer’s fraud losses plus, for qualifying issuing financial institutions, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The debit interchange fee would be $0.24 per transaction on a $38 debit card transaction, the average transaction size for debit card transactions. In July 2013, the U.S. District Court for the District of Columbia determined that the Federal Reserve’s regulations implementing the Durbin Amendment were invalid. The U.S. Court of Appeals for the District of Columbia, or D.C. Circuit, reversed this decision on March 21, 2014, generally upholding the Federal Reserve’s interpretation of the Durbin Amendment and the Federal Reserve’s rules implementing it. On August 18, 2014, the plaintiffs in this litigation filed a petition for a writ of certiorari asking the U.S. Supreme Court to review the D.C. Circuit’s decision with respect to the interchange fee cap. We continue to monitor developments in the litigation surrounding these rules. Regardless of the outcome of the litigation, the cap on interchange fees is not expected to have a material direct impact on our results of operations.

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

Association and Network Rules

While not legal or governmental regulation, we are subject to the network rules of Visa, MasterCard and other payment networks. The payment networks routinely update and modify their requirements. On occasion, we receive notices of non-compliance and fines, which might be related to excessive chargebacks by a merchant or data security failures. Our failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop providing payment services.

Federal Trade Commission Act and Other Laws Impacting our Customers’ Business

All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant’s payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states’ attorneys general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations and to the extent we are processing payments for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Russia Sanctions

In March 2014, the Crimea region of the Ukraine was annexed by Russia. In response to this annexation and subsequent hostilities aimed at the Ukraine, other nations, including the United States and the European Union, imposed evolving economic sanctions against Russia. U.S. and European concerns related to the political and military conditions in the region have prompted increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and named Russian nationals that have been deemed to have direct involvement in destabilizing the situation in the Ukraine, as well as imposing restrictions on trading and access to capital markets (“Russian Sanctions”). In response, Russia announced its own trading sanctions against nations that implemented or supported the Russian Sanctions, including the United States and some European Union nations. Much of our present operations are being conducted in Russia. In the event that the United States’ and the European Union’s political relationships with Russia further deteriorate, it is possible that additional and even more severe sanctions could be imposed by the United States or European Union against Russia or that Russia could impose additional retaliatory measures in response to current or future Russian Sanctions. If this should happen, our electronic payments operations conducted in Russia could be scaled back or shut down, which may require additional funding to penetrate or expand alternative electronic payments markets outside of Russia. If we are found to be in violation of Russian Sanctions, we may incur significant fines and other penalties.

Seasonality

Historically, we have experienced seasonal fluctuations in our revenues as a result of consumer spending patterns. Revenues have been weaker during the first quarter of the calendar year and stronger during the second, third and fourth quarters. We expect our business to continue experiencing seasonal fluctuations consistent with this historical pattern.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and file or furnish reports, proxy statements, and other information with the U.S. Securities and Exchange Commission, or SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, also are available free of charge on the investors section of our website at http://investor.netelement.com when such reports are available on the SEC’s website. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on the investors section of our website.

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

Since our inception, we have incurred significant operating losses. We sustained a net loss of approximately $10.2 million for the year ended December 31, 2014 and an accumulated deficit of approximately $129 million at December 31, 2014. While we had negative working capital of approximately $10.7 million at December 31, 2014, our current assets at December 31, 2014 included $3.4 million of accounts receivable and advances to aggregators. As of the date this Report was filed with the SEC, management expects that our cash flows from operations and remaining unrestricted cash will not be sufficient to fund our current operations through 2015. We will require significant additional capital in order to continue our existing business operations and to fund our obligations. We currently believe that we will require an additional $6.5 million in financing to continue operations as currently conducted, continue our payment processing businesses and to pay for other currently anticipated capital expenditures over the next 12 months.

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

We believe our mobile payment processing business is positioned to be competitive in our target markets. We cannot guarantee that we will be able to maintain or increase revenues from our existing operations, or that our proposed future operations will be implemented successfully. Our principal competitive considerations include:

■	financial resources to allocate to proper marketing and sales efforts;
■	the ability to develop and maintain our operations, applications and technologies;
■	the ability to effectively implement our business plans and strategies;
■	establishing our brand name;
■	financial resources to support working capital needs and required capital investments; and
■	effects of sanctions on our business.

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

The volume and amounts of the accounts receivable suitable for assignment to the lenders under our current factoring lines of credit as of the time we choose to draw under such facilities may vary, thus potentially reducing the amounts of such draws.  Any such reductions may adversely affect our ability to satisfy our working capital and other liquidity needs.

Our credit facilities are currently structured as factoring lines of credit.  Pursuant to these credit facilities, we assign certain (but not all) of our trade receivables from mobile operators to our lenders.  The amounts of our draws under such facilities from time to time will depend on the amounts of the accounts receivable suitable to the lenders under such credit facilities for such assignment as of the time we choose to draw under such facility.  If we require access to immediate liquidity to meet our working capital requirements, our draws under our credit facilities to satisfy those needs could be potentially reduced (depending on the amounts of the accounts receivable suitable to the lenders as of the time of any such draw), which could adversely affect our ability to satisfy our working capital and other liquidity needs.

Continuing political instability in the Ukraine, sanctions against Russia, and Russia’s response to those sanctions, could materially adversely affect our business, results of operations and financial condition.

In March 2014, the Crimea region of the Ukraine was annexed by Russia. In response to this annexation and subsequent hostilities aimed at the Ukraine, other nations, including the United States and the European Union, imposed evolving economic sanctions against Russia. U.S. and European concerns related to the political and military conditions in the region have prompted increasing levels of economic sanctions, targeting certain Russian companies in the finance, energy and defense industries and named Russian nationals that have been deemed to have direct involvement in destabilizing the situation in the Ukraine, as well as imposing restrictions on trading and access to capital markets (“Russian Sanctions”). In response, Russia announced its own trading sanctions against nations that implemented or supported the Russian Sanctions, including the United States and some European Union nations.

Much of our present operations are being conducted in Russia. In the event that the United States’ and the European Union’s political relationships with Russia further deteriorate, it is possible that additional and even more severe sanctions could be imposed by the United States or European Union against Russia or that Russia could impose additional retaliatory measures in response to current or future Russian Sanctions. If this should happen, our electronic payments operations conducted in Russia could be scaled back or shut down, which may require additional funding to penetrate or expand alternative electronic payments markets outside of Russia.  In addition, if sanctions imposed on Russia cause increases in interest rates in Russia, the number or average purchase amount of transactions in Russia made using electronic payments could be negatively affected, which would have an adverse effect on our results of operations. Further, consumer purchases of discretionary items could generally decline in Russia due to the potential adverse effect sanctions and general political instability may have on disposable income in Russia. A reduction in the amount of consumer spending in Russia could result in a decrease in our revenue and negatively affect our business prospects, financial condition and results of operations.

Our management has identified continued material weaknesses in our internal controls as of December 31, 2014, which, if not properly remedied, could result in material misstatements in our financial statements.

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

We have built our current business primarily through acquisitions of intellectual property and other assets, and we intend to selectively pursue strategic acquisitions in the future. On April 16, 2013, certain subsidiaries of TOT Group acquired substantially all of the business assets of Unified Payments, LLC, a Delaware limited liability company (“Unified Payments”), a provider of comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. See Note 4 to our Consolidated Financial Statements for additional information regarding this acquisition. Subsequently, on June 24, 2013, TOT Group, through its newly formed subsidiary Aptito, LLC (“Aptito”), acquired substantially all of the business assets of Aptito.com, Inc., a New York corporation, a new generation of smart, customer engaged, patent-pending payments platform, mPOS, mobile commerce application and self-ordering Apple® iPad®-based kiosk. See Note 4 to our Consolidated Financial Statements for additional information regarding this acquisition. On March 17, 2015, Net Element announced that it will acquire payment innovator PayOnline. PayOnline enables online payments for more than 10 million active consumers and thousands of merchants in CIS, Europe and Asia. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future or even past acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of significant amounts of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could negatively affect our financial condition.

We are dependent upon certain key relationships. If any of our key relationships were to deteriorate, our business prospects, financial condition and results of operations could be materially adversely affected.

Our success, particularly the success of our payment processing business, is dependent, in part, upon industry relationships of certain of our directors, including our director, Kenges Rakishev and our Chief Executive Officer Oleg Firer. If we were to lose the services of Mr. Rakishev and/or Mr. Firer, or if the industry relationships of Mr. Firer on which we rely were to deteriorate, our business prospects, financial condition and results of operations could be materially adversely affected. To our knowledge, neither Mr. Rakishev nor Mr. Firer currently has any plans to retire or leave us in the near future, and we are not aware of any material adverse developments in Mr. Firer’s industry relationships. We do not have “key person” insurance on the lives of Mr. Rakishev and/or Mr. Firer or any other member of our management team.

If we fail to adequately protect or enforce our intellectual property rights, competitors may create and market products and services similar to ours. In addition, we may be subject to intellectual property litigation and infringement claims by third parties.

Our ability to compete effectively is dependent in part upon the proprietary nature of our technologies and software platforms. We generally rely on a combination of trade secret, copyright, trademark and patent law to protect our proprietary rights in our intellectual properties. Although we attempt to protect our proprietary technologies through trade secrets, trademarks, patents and license and other agreements, these may be insufficient. In addition, if we license our software to non-U.S. countries, because of differences in foreign laws concerning proprietary rights, our intellectual properties may not receive the same degree of protection in non-U.S. countries as they would in the United States. We may not always be able to successfully protect or enforce our proprietary information and assets against competitors, which may materially adversely affect our business prospects, financial condition and results of operations. In addition, there can be no assurance that our competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to ours, which also could materially adversely affect our business prospects, financial condition and results of operations.

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

We earn revenues and interest income, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2014, we used two functional currencies - the Ukraine hryvnia and the Russian ruble - in addition to the U.S. dollar, and derived more than 8.6% of our total net revenues from operations outside the United States. Operations were ceased in the Ukraine in February 2015 and we have no further exposure to the Ukraine hryvnia after that date. Further, as of March 22, 2015, the foreign exchange rate for the Russian Ruble has deteriorated by approximately 84% as compared to the weekly rate at January 12, 2014. Because our consolidated financial statements are presented in U.S. dollars, we must translate net revenues, interest income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect the amounts of our net revenues, interest income, operating expenses and the value of balance sheet items, including intercompany assets and obligations. Because we have operations in Russia, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Russian ruble, which exchange rates have fluctuated significantly in recent months as a result, in part, of the continuing instability in the Ukraine and sanctions against Russia. Fluctuations in foreign currency exchange rates, particularly the U.S. dollar against the Russian ruble, may materially adversely affect our financial results.

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

As a public company, we currently incur significant legal, accounting and other expenses not incurred by private companies. It may be time consuming, difficult and costly for us to develop, implement and maintain the additional internal controls, processes and reporting procedures required by federal statutes, SEC rules, other government regulations affecting public companies and/or stock exchange compliance requirements. We may need to hire additional financial reporting, internal auditing and other finance staff in order to develop, implement and maintain appropriate internal controls, processes and reporting procedures, which will increase our expenses and adversely affect our operating results and financial condition.

Risks Related to Our Mobile Payments and Transaction Processing Business:

Failure to successfully continue developing and expanding our payment processing business may harm our revenue and business prospects.

We launched our mobile payment processing operations in Russia during the third quarter of 2012 through our Russian subsidiary TOT Money. Certain of TOT Money’s competitors have been in business longer than TOT Money and have significantly greater financial and other resources than TOT Money. In addition, in order to successfully increase our business in the payment processing market in Russia and expand our payment processing business into other emerging markets, we must convince mobile phone carriers and content providers to use TOT Money’s services over competitive platforms that may already be in use. Many potential clients may worry about potential disadvantages associated with switching payment processing vendors, such as a loss of accustomed functionality, increased costs and business disruption. Failure to successfully continue developing TOT Money’s payment processing operations, maintain TOT Money’s existing contracts with mobile phone carriers and content providers and enter into additional contracts with mobile phone carriers and content providers to use TOT Money’s services may harm our revenue and business prospects.

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

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship of banks that are members of the card associations. The principal sponsoring bank through which we process the significant majority of our transactions is BMO Harris Bank. If our sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

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

We process, store and/or transmit sensitive data, such as names, addresses, credit or debit card numbers and bank account numbers, and we may have liability if we fail to protect this data in accordance with applicable laws and our clients’ specifications. The loss of data could result in significant fines and sanctions by our clients or governmental bodies, which could have a material adverse effect on our business, financial condition and results of operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses can be distributed and spread rapidly over the Internet and could infiltrate our systems, which might disrupt our services and make them unavailable. In addition, a significant cybersecurity breach could result in payment networks prohibiting us from processing transactions on their networks or the loss of clients. We have been in the past and could be in the future, subject to breaches of security by hackers. It is possible that our encryption of data and other protective measures may not prevent unauthorized access. Although we have not to date incurred material losses or liabilities as a result of those breaches, a future breach of our system may subject us to material losses or liability, including payment of fines and claims for unauthorized purchases with misappropriated credit or debit card or bank account information or other similar fraud claims. A misuse of such data or a cybersecurity breach could harm our reputation and deter clients from using electronic payments generally and our services specifically, increase our operating expenses in order to correct the breaches or failures, expose us to uninsured liability, increase our risk of regulatory scrutiny, subject us to lawsuits and/or result in the imposition of material penalties and fines under applicable laws or by our clients.

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

Changes to existing laws or the passage of new laws could:

■	create uncertainty in the marketplace that could reduce demand for our services;
■	restrict or limit our ability to sell certain products and services to certain customers;
■	limit our ability to collect and to use merchant and cardholder data; or
■	increase the cost of doing business as a result of litigation costs or increased operating costs;

Any changes to existing laws or the passage of new laws that have effects such as those described above could have a material adverse effect on our business, financial condition and results of operations.

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

We are involved in various litigation matters. We may, from time to time, also be involved in or be the subject of governmental or regulatory agency inquiries or investigations. If we are unsuccessful in our defense in the litigation matters, or any other legal proceeding, we may be forced to pay damages or fines and/or change our business practices, any of which could have a material adverse effect on our business, financial condition and results of operations. For more information about our legal proceedings, see “Legal Proceedings.”

Risks Related to Our Securities:

We may sell or issue equity securities in the future, which would cause dilution.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

On May 10, 2013, we entered into a lease agreement, which is dated as of May 1, 2013, for approximately 5,200 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. We moved our corporate headquarters and principal executive office to this location in June 2013. The term of the lease agreement is from May 1, 2013 through December 31, 2016, with monthly rent at the rates of $16,800 per month (or $134,400 for the initial eight-month period) for the period from May 1, 2013 through December 31, 2013, $17,640 per month (or $211,680 per year) for the period from January 1, 2014 through December 31, 2014, $18,522 per month (or $222,264 per year) for the period from January 1, 2015 through December 31, 2015 and $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016.

Netlabs Systems, LLC, through its Russian representative office, currently leases 940 square feet of office space in Yekaterinburg, Russia, where it conducts Aptito and Sales Central development activities, at annual rent of approximately $15,800. The current lease term expires in January 2016.

Net Element Russia leases approximately 2,033 square feet of office space in Moscow, Russia at annual rent of $133,285, as well as one corporate apartment at annual rent of $16,010. The current lease term for the office space expires on July 9, 2015 and we expect to renew this lease at that time. The current lease term for the corporate apartment expires on September 13, 2015. We believe that these facilities are adequate for our anticipated needs.

Item 3. Legal Proceedings.

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  The defendant is the successor in interest to Paymentech.  On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals are between $150,000 and $250,000, net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division.  Plaintiff’s opposition to Defendant’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant’s Reply to Plaintiff’s opposition was filed October 31, 2013.  Defendant’s filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013.  The case was subsequently dismissed and an appeal has been filed. In July 2014, Plaintiff’s and Defendant’s counsel met as part of the Appeals process to limit the scope of the Appeal and to try settle some of the claims. Independently of this, representatives of Plaintiff and Defendant pursued discussions to attempt a settlement outside of the judicial process. Those efforts failed and legal counsel recently filed papers perfecting the Appeal. A hearing date has not yet been scheduled.

OOO-RM Invest

A. On March 17, 2014, we were served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with us allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that the we would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that we would assume certain liabilities of Plaintiff; (d) that we would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that we would deliver DST account and stated key DST structures  to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (h) that we would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (i) that Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that we breached our obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million. We strongly deny the allegations referenced in the complaint and engaged legal counsel to defend our interests.  A Motion to Dismiss on jurisdictional as well as substantive grounds was filed but denied by the court. We filed multiple counterclaims against the Plaintiff and this matter is ongoing.

B. On August 12, 2014, our legal counsel representing us received a Notice from the American Arbitration Association advising that the same Plaintiffs in the OOO-RM Invest case above have instituted a parallel Arbitration claim dealing with substantially the same issues as addressed in the lawsuit. As with the referenced lawsuit, we strongly deny the allegations referenced in the arbitration proceedings. Legal counsel representing us filed a Motion to Dismiss, or in the Alternative, Stay Arbitration in the federal court case.  That Motion was denied on the basis that there is a pending Motion to Dismiss on jurisdictional grounds. In October 2104, our legal counsel filed a Motion to Dismiss with the Arbitrator on several grounds: (1) by filing the federal court action OOO-RM Invest waived its right to arbitrate and (2) OOO-RM Invest should not be permitted to pursue the same relief in two actions. This matter was recently dismissed in lieu of the Federal Proceeding, where the Plaintiffs reinstituted the claims previously brought in the Arbitration. Net Element has not yet filed a response to these claims.

Wayne Orkin

On June 27, 2014, we were served with a lawsuit filed in the Superior Court in Los Angeles County, California by Wayne Orkin. Orkin is a former employee of an entity First Business Solutions, LLC (“FBS”) that was a subsidiary of Unified Payments, LLC.  The assets of Unified Payments, LLC were acquired by us in April 2013. Unified Payments, LLC is also a named defendant in this lawsuit.  In his complaint, Orkin is claiming a ”unity of interest in ownership” between the Defendants and that each of the named defendants were agents, alter egos and authorized representatives of one another.  Orkin claims that the defendants breached their obligations pursuant to a verbal agreement allegedly into entered into in 2010 whereby he would allegedly be entitled to certain royalties resulting from the sales of a payment browser technology purchased by FBS from Orkin’s entity.  The Plaintiff is claiming unspecified damages for alleged breach of contract, breach of covenant of good faith and fair dealing, misappropriation of technology, fraud and conversion. We assert that we never had any dealings with Orkin, and strongly deny all allegations contained in the Complaint.  We engaged California counsel to represent its interests.

On September 23, 2014, the Court upheld the Motion to set aside a default judgment previously entered against Unified Payments. On the motion to dismiss (“demurrer”), Plaintiff’s attorney advised the court they plan to amend their complaint to attempt to address the deficiencies raised by our counsel. As of the date this Annual Report on Form 10-K was filed, no amended complaint has been filed. As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration. A Notice of Arbitration was mailed to us but we have not yet heard from the Arbitration Association that an Arbitrator has been appointed or setting out an Arbitration date.

Gene Zell

In June 2014, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell for defamation of the Company and its CEO and tortious interference with our business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about us and our CEO on any website and enjoining him from contacting our business partners or investors. Zell violated the Court Order and the Court granted a Motion imposing sanctions against Zell. We continue to seek enforcement of the Court Order.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The NASDAQ Capital Market under the symbol “NETE” on October 3, 2012. From October 22, 2010 through October 2, 2012, our ordinary shares (then known as Cazador Acquisition Corporation Ltd.) traded on The NASDAQ Capital Market under the symbol “CAZA.” For the periods indicated, the following table sets forth the high and low intraday sales prices per share of our common equity.

	Fiscal 2015				Fiscal 2014		Fiscal 2013
Quarter Ended	High		Low		High	Low	High	Low
March 31, 2014	*$	1.43	*$	1.03	$5.35	$3.15	$4.00	$1.90
June 30, 2014		-		-	3.49	1.51	6.53	2.31
September 30, 2014		-		-	3.49	0.88	6.56	4.25
December 31, 2014		-		-	2.48	1.06	5.01	2.12
* Through March 25, 2015

Holders

As of December 31, 2014, our common stock was held by approximately 337 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company.

Dividends

We have not declared any dividends during the two most recent fiscal years. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as any earnings will be used to help generate growth. The decision on the payment of dividends in the future rests within the discretion of the Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. There are no restrictions in our certificate of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation

The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

Recent Sales of Unregistered Securities

The Company did not sell any securities during the fiscal year ended December 31, 2014 that were not registered under the Securities Act of 1933, as amended, and that have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

In December 2012, our Board of Directors authorized, and we announced on December 10, 2012, a plan permitting our repurchase of up to $2.5 million of issued and outstanding shares of our common stock in open market or privately negotiated transactions during the 24-month period that ended December 10, 2014. Repurchases, when effectuated, were made subject to market conditions, applicable legal requirements (including federal and state securities laws as well as rules and regulations of the Commission) and other factors. The repurchase plan did not obligate us to acquire any particular amount of common stock.

For the year ended December 31, 2014, we did not repurchase any shares of our common stock. For the year ended December 31, 2013, we repurchased 169,022 shares of our common stock for $477,936 or an average price of $2.83 per share including 137,207 shares that were repurchased in a private transaction outside the parameters of the publicly announced repurchase plan.

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

Overview; Recent Developments

As of December 31, 2014, we operate in a single operating segment, that being a provider of transactional services and mobile payment solutions in the United States and emerging countries, including the CIS.

Payment and Transaction Processing Business

On April 16, 2013, certain subsidiaries of TOT Group acquired substantially all of the business assets of Unified Payments, LLC, a Delaware limited liability company. Unified Payments provides comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. For additional information, see Note 4 of the accompanying Notes to Consolidated Financial Statements.

Our subsidiary TOT Group, Inc. (“TOT Group”) is a multinational, mobile payments and transaction processing holding company, which provides a range of flexible online and offline payment solutions. Clients include wireless carriers, content providers and merchants. TOT Group delivers comprehensive, end-to-end payment solutions to enable merchants to reliably accept cashless transactions at the POS. From processing electronic payments at the POS to processing mobile commerce transactions to managing merchant terminals and providing information management services, TOT Group through its proprietary technology offers innovative solutions which allow its merchants to streamline their payments resources. Through TOT Group, we generate revenues from transaction fees, service fees, percentage of the dollar amount of each transaction and other fees associated with processing of cashless transactions at the points of sale. We serve merchants primarily in the retail, restaurant, supermarket, petroleum and hospitality sectors. In addition, TOT Group (through its subsidiary TOT Money operates as our provider of carrier-integrated mobile payments solutions. TOT Money’s relationships with mobile operators gives us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer customers In-App, P-SMS and Online and Carrier Billing solutions in over 49 countries.

On June 24, 2013, TOT Group, through its newly formed subsidiary Aptito, LLC (“Aptito”) acquired substantially all of the business assets of Aptito.com, Inc., a New York corporation, a new generation of smart, customer engaged, patent-pending payments platform, mPOS, mobile commerce application and self-ordering Apple® iPad®-based kiosk. See Note 4 of the accompanying Notes to Consolidated Financial Statements for additional information regarding this acquisition.

Discontinuance of Entertainment Business

On September 25, 2013, we entered into a Contribution Agreement (the “Divestiture Contribution Agreement”) with T1T Lab, LLC, a Florida limited liability company (“T1T Lab”), and T1T Group, LLC, a Delaware limited liability company (“T1T Group”), pursuant to which, on September 25, 2013, we contributed to T1T Lab all of our membership and participation interests in our subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the “Disposed Subsidiaries”). The Disposed Subsidiaries constitute all of our interests in online media businesses and operations (referred to herein collectively as our “entertainment assets”). Immediately following the transactions effectuated pursuant to the Divestiture Contribution Agreement, we indirectly owned a minority interest in the Disposed Subsidiaries through our 10% membership interest in T1T Lab and the other 90% membership interest in T1T Lab is owned by T1T Group (which is indirectly wholly-owned by Mike Zoi, a former director and current stockholder). We disposed of our entertainment assets in order to focus our business operations on mobile payments, transactional services and related technologies and to reduce the significant expenses associated with developing and maintaining the entertainment assets. During the first quarter of 2014, we further reduced our liabilities by divesting our remaining 10% ownership interest in T1T Lab in exchange for termination of our obligation to commit funding of T1T Lab associated with our equity ownership. For additional information regarding the divestiture of our entertainment assets, see Note 5 of the accompanying Notes to Consolidated Financial Statements.

Since our inception, we have incurred significant operating losses (for additional information, see “Liquidity and Capital Resources” below). If we fail to maintain our relationships with merchants, mobile phone providers, content providers, lenders and other business partners, it could harm our revenues and materially adversely affect our financial condition and results of operations. Additional potential risks include the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing our technologies and operations.

Critical Accounting Policies and Estimates

Our significant accounting policies are described more fully in Note 1 of the accompanying Notes to Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

In applying estimates, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical experience, terms of existing contracts, the observance of trends in our industries, information provided by outside sources, trade journals and other sources, as appropriate.

Revenue. We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists; (2) performance of services has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators or a signed contract. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue.

Reserve for Loan Losses. We monitor all accounts receivable, notes receivable and transactions with mobile operators and aggregators on a quarterly basis to ensure collectability and the adequacy of loss provisions. Considerations include payment history, business volume history, financial statements of borrower, projections of borrower and other standard credit review documentation. Management uses its best judgment to adequately reserve for future losses after all available information is reviewed. During 2014, TOT Money recovered $1.6 million of advances previously reserved.

Due to the lawsuit filed by First Data (see Note 13 of the accompanying Notes to Consolidated Financial Statements), we recorded bad debt expense of $703,768 at December 2013. This resulted from the reserve of $2.1 million in First Data accounts receivable offset by $1.4 million of payables due to First Data. In addition, there were additional charges to bad debts of $423,179 for net ACH rejects that occurred in the normal course of operations. During 2014 the reserve, corresponding receivables and payables were written off.  For 2014, we recognized $496,709 for net ACH rejects that occurred in the normal course of business.

During 2013, we additionally reserved $1.8 million due to us by the former General Director of TOT Money in connection with a June 2013 settlement agreement.

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

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

We reported a net loss of $10,185,516 or ($0.27) per share for the year ended December 31, 2014 as compared to a net loss of $48,309,347, or ($1.70) per share, for the year ended December 31, 2013. Loss from continuing operations (including loss attributable to the noncontrolling interest) for the year ended December 31, 2014 was $10,214,766 or ($0.27) per share as compared to a loss from continuing operations (including loss attributable to the noncontrolling interest) for the year ended December 31, 2013 of $48,099,020 or ($1.65) per share. Our net loss for the years ended December 31, 2014 and 2013 primarily resulted from our non-cash compensation, impairment of goodwill, increase in provision for loan losses and general and administrative expenses, as discussed further below.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the years ended December 31, 2014 and 2013.

	Twelve		Twelve
	Months Ended		Months Ended		Increase /
Source of Revenues	December 31, 2014	Mix	December 31, 2013	Mix	(Decrease)

Transaction Processing Services	$19,373,877	91%	$14,801,383	79%	$4,572,494
Mobile Payments	1,820,584	9%	3,948,087	21%	(2,127,503)
Total	$21,194,461	100%	$18,749,470	100%	$2,444,991

Cost of Revenues

Transaction Processing Services	$15,925,924	82%	$12,094,998	82%	$3,830,926
Mobile Payments	(42,243)	-2%	1,279,671	32%	(1,321,914)
Total	$15,883,681	75%	$13,374,669	71%	$2,509,012

Gross Margin

Transaction Processing Services	$3,447,953	18%	$2,706,385	18%	$741,568
Mobile Payments	1,862,827	102%	2,668,416	68%	(805,589)
Total	$5,310,780	25%	$5,374,801	29%	$(64,021)

Net revenues consist primarily of payment processing fees. Net revenues were $21,194,461 for the year ended December 31, 2014 as compared to $18,749,470 for the year ended December 31, 2013. The increase in net revenues is primarily a result of the purchase of portfolios, increases in merchants and a full year of credit card processing operations in 2014. This was offset by a decrease in the Mobile Payment Processing due to changes in our billing system and changes to key personnel.

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the year ended December 31, 2014 was $15,883,681 as compared to $13,374,669 for the year ended December 31, 2013. The year over year increase in cost of revenues of $2,509,012 is primarily a result of a full year of credit card processing operations in 2014, offset by certain refunds in the Mobile payment processing division.

Gross Margin for the year ended December 31, 2014 was $5,310,780 (25%) as compared to $5,374,801 (29%) for the year ended December 31, 2013. The reason for the decrease in the margin percentage was mainly due to a change in business mix and portfolio composition. Our business mix had more credit card processing business in the year ended December 31, 2014 versus 2013.

Total operating expenses were $12,558,233 for the year ended December 31, 2014, as compared to total operating expenses of $50,121,253 for the year ended December 31, 2013. Total operating expenses for the year ended December 31, 2014 consisted of general and administrative expenses of $11,353,244, recovery of loan losses of ($1,153,147), and depreciation and amortization of $2,358,136. For the year ended December 31, 2013, operating expenses consisted of general and administrative expenses of $28,166,387, provision for loan losses of $7,640,008, goodwill impairment of $11,200,000, intangible assets impairment of $872,354 and depreciation and amortization of $2,242,504. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $11,353,244 for the year ended December 31, 2014 as compared to $28,166,387 for the year ended December 31, 2013. General and administrative expenses for the years ended December 31, 2014 and 2013 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013	Increase / (Decrease) $	%
Non-cash compensation expense	$4,267,334	$16,549,820	$(12,282,486)	-74.2%
Salaries, benefits, taxes and contractor payments	3,209,996	4,331,580	(1,121,584)	-25.9%
Professional fees	2,262,453	4,003,850	(1,741,397)	-43.5%
Rent	459,798	624,674	(164,876)	-26.4%
Business development	68,735	64,438	4,297	6.7%
Travel expense	303,293	742,105	(438,812)	-59.1%
Filing fees	52,905	115,901	(62,996)	-54.4%
Transaction (gains) losses	(44,127)	599,689	(643,816)	-107.4%
Other expenses	772,857	1,134,330	(361,473)	-31.9%
Total	$11,353,244	$28,166,387	$(16,813,143)

Non-cash compensation expense from share-based compensation was $4,267,334 for the year ended December 31, 2014 compared to $16,549,820 for the year ended December 31, 2013. The non-cash compensation expenses were higher for the year ended December 31, 2013 primarily due to the value of stock issued to employees pursuant to the acquisition of the 10% noncontrolling interest in TOT Group. (See Note 4 of the accompanying Notes Consolidated Financial Statements).

Salaries, benefits, taxes and contractor payments were $3,209,996 for the year ended December 31, 2014 as compared to $4,331,580 for the year ended December 31, 2013, representing a decrease of $1,121,584 as follows:

Group	Salaries and benefits for the twelve months ended December 31, 2014	Salaries and benefits for the twelve months ended December 31, 2013	Increase / (Decrease)%
Net Element (Corporate)	$1,190,850	$921,138	$269,712	29.3%
NetLab	200,739	926,301	(725,562)	-78.3%
Music 1	-	203,644	(203,644)	-100.0%
TOT Group	1,493,557	1,716,509	(222,952)	-13.0%
OOO Net Element Russia	324,850	563,988	(239,138)	-42.4%
Total	$3,209,996	$4,331,580	$(1,121,584)

The primary reason for the decrease in salaries was the decrease in salaries in NetLabs engineering for $725,562 due to reduction in staff with the divesture of entertainment websites. The Music 1 website was divested in September 2013 and TOT Group salaries were lower by $222,952 due to staff reductions.

Professional fees were $2,262,453 for the year ended December 31, 2014 as compared to $4,003,850 for the year ended December 31, 2013, representing a decrease of $1,741,397 as follows:

Professional Fee	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013	Increase / (Decrease) $	%
General Legal	$237,936	$746,490	$(508,554)	-68.1%
SEC Compliance Legal Fees	228,872	401,143	(172,271)	-42.9%
Accounting and Auditing	473,507	1,125,486	(651,979)	-57.9%
Tax Compliance and Planning	68,700	71,400	(2,700)	-3.8%
Consulting	1,253,438	1,659,331	(405,893)	-24.5%
Total	$2,262,453	$4,003,850	$(1,741,397)

The most significant decreases in professional fees were attributable to general legal of $508,554, accounting / auditing fees of $651,979 and consulting services of $405,893. General legal expenses decreased $508,554 during the year ended December 31, 2014 versus the year ended December 31, 2013 primarily due to a settlement of fees for amounts less than accrued in prior periods. During the year ended December 31, 2013 we also used additional outside legal counsel to assist in the reorganization of the Company after our merger transaction with Net Element. Accounting and auditing fees were $651,979 lower because we changed auditors from a national firm to a regional firm that reduced our audit fees and there were additional fees in 2013 related to discontinued operations.

Other general and administrative expenses were $1,613,461 for the year ended December 31, 2014 as compared to $3,281,137 for the year ended December 31, 2013, representing a decrease of $1,667,676. Other expenses for the year ended December 31, 2014 are made up of performance bonuses, general office expenses and expenses related to communications. Other expenses in 2013 were primarily attributed to acquisition of TOT Payments in 2013.

We recorded a recovery of bad debts of $1,153,147 for the year ended December 31, 2014, compared to a provision for bad debts and unrecoverable advances of $7,640,008 for the year ended December 31, 2013. For the twelve months ended December 31, 2013, we recorded a loss provision which was primarily comprised of a $4,528,759 loss on advances to aggregators, a $1,834,302 loss on notes receivable and $703,768 from reserving revenue and costs related to the First Data lawsuit and $423,179 from net ACH rejects in the normal course of operations.

During the year ended December 31, 2014, we did not recognize any goodwill impairment. During the year ended December 31, 2013 we recognized $11,200,000 of non-cash, goodwill impairment losses relating to the goodwill from the Unified Payments acquisition. In connection with that acquisition, we recorded goodwill of approximately $17 million. As part of our financial statement closing processes, as well as our review of our valuation of the Unified Payments business combination, we determined that the reported goodwill of our TOT Payments reporting unit was impaired at December 31, 2013.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses and employee non-compete agreements.  Depreciation and amortization expense was $2,358,136 for the year ended December 31, 2014 as compared to $2,242,504 for the year ended December 31, 2013.  The $115,632 increase in depreciation and amortization expense was primarily due to increases in merchant portfolio amortization and amortization of client acquisition costs.

Interest expense was $3,705,694 for the year ended December 31, 2014 as compared to $2,979,102 for the year ended December 31, 2013, representing an increase of $726,592 as follows:

Funding Source	Twelve months ended December 31, 2014	Twelve months ended December 31, 2013	Increase / (Decrease) $	%
Alfa Bank	$273,083	$819,214	$(546,131)	-66.7%
Capital Sources NY	212,750	258,750	(46,000)	-17.8%
Crede CG III, Ltd.	1,043,844		1,043,844	-
Georgia Notes LLC	1,302,149	1,194,891	107,258	9.0%
MBF Note	443,414	158,160	285,254	180.4%
RBL Note	382,462	474,433	(91,971)	-19.4%
Other	47,992	73,654	(25,662)	-34.8%
Total	$3,705,694	$2,979,102	$726,592

Interest expense for 2014 consisted primarily of $1,302,149 from the September 15, 2014 repayment of the Georgia Notes LLC note payable. In addition, there was a $1,043,844 charge resulting from the amortization of the Crede CG III, Ltd note that was converted to equity on September 15, 2014. Interest expense of $212,750 related to the Capital Sources note payable which was repaid on September 15, 2014. Interest expense of $178,843 is related to our current RBL note. Interest expense of $203,619 was related to two RBL notes which were repaid on April 7, 2014. Interest expense of $443,414 is related to the MBF note which was repaid in July 2014. Interest expense of $273,083 was related to our factoring line for Russian operations with Alfa-Bank, and $47,992 was for other miscellaneous interest charges.

During 2013, interest expense, net of $2,979,102 was primarily due to TOT Group’s assumption of $20.6 million of indebtedness in connection with its acquisition of the business operations of Unified Payments, which resulted in interest expense of $2,137,852 the year ended December 31, 2013. This charge includes $942,961 of interest expense on $9.9 million of notes payables and $1,194,891 of interest for the $11.1 million loan payable to Georgia Notes, LLC (see Note 12 of the accompanying Notes to Consolidated Financial Statements). Interest expense for the year ended December 31, 2013 also includes $819,214 of interest on our factoring line that TOT Money has with Alfa Bank.

During 2014, we recorded a gain on the change in fair value on the beneficial conversion derivative in the amount of $5,569,158, as a result of the conversion of the Cayman Invest loan to common stock. This was offset by a loss on debt payoff of the Cayman Invest loan in the amount of ($3,962,406) primarily due to the write-off of the remaining debt discount on the loan.

There was no intangible asset impairment during 2014. During 2013, the Company recognized intangible assets impairment of $872,354 due to the write off of the First Data Portfolio.

The net loss attributable to noncontrolling interests amounted to $29,250 for the year ending December 31, 2014 as compared to $1,129,319 for year ending December 31, 2013. The $1,100,069 decrease was primarily attributed to TOT Group which previously had a 10% noncontrolling interest (See Note 4 of the accompanying Notes to Consolidated Financial Statements). The noncontrolling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than us.

Since our inception, we have incurred significant operating losses. We incurred net losses totaling $10.2 million and $48.3 million for the years ended December 31, 2014 and 2013, respectively. We had a working capital deficit of approximately $0.7 million and an accumulated deficit of $129 million at December 31, 2014. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See also “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

Our total assets at December 31, 2014 were $14,322,669 compared to $22,508,725 at December 31, 2013. The year over year change in total assets is primarily attributable to the $6.9 million decrease in the Company’s Russian mobile operator receivables and $0.9 million decrease in advances to aggregators as of December 31, 2014 compared to December 31, 2013. This decrease resulted from the reorganization of the TOT Money mobile payments business concurrent with the change in key management and billing system late in 2013 and early in 2014. The business has been rebuilding steadily, however our ability to sustain rapid growth could be impacted by our ability to use our existing credit facilities to finance the accounts receivable from mobile operators. Our two credit facilities are factoring lines of credit in which TOT Money could assign to the bank certain (but not all) of its accounts receivable suitable to the lender under such facilities as security for financing.  Accordingly, the amounts of our draws under such facilities from time to time will depend on the amounts of the accounts receivable suitable for such assignment as of the time we choose to draw under such facilities.

At December 31, 2014, we had total current assets of $4,883,214 including $503,343 of cash, $3,417,173 of accounts receivable, $18,455 of advances to aggregators and $944,243 of prepaid expenses and other assets. At December 31, 2013, we had total current assets of $12,689,171 including $126,319 of cash, $10,619,289 of accounts receivable, $1,109,538 of advances to aggregators and $834,025 of prepaid expenses and other assets.

As of the date this Report was filed with the Commission, management expects that our cash flows from operations will not be sufficient to fully execute our business plan through 2015. We expect to have a significant increase in our capital requirements during the 2015 fiscal year due to our expanding of transactional processing operations and acquisitions.

We currently believe that we will require an additional $6.5 million to purchase recurring revenues currently payable to our sales agents and fund working capital requirements as discussed in previous paragraph. We will also require financing to continue operations as currently conducted and to pay for other currently anticipated capital expenditures and acquisitions over the next 12 months. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Operating activities provided $2.3 million of cash for the twelve months ended December 31, 2014 as compared to using $10.8 million of cash for the twelve months ended December 31, 2013. Positive operating cash flow for the twelve months ended December 31, 2014 was primarily due to the collection/reduction of mobile operator receivables and aggregator advances in Russia. The net change in accounts receivable and aggregator advances was $9.8 million offset by $1.8 million in working capital used for prepaid expenses, accounts payable and accrued expenses. The net loss for the twelve months ended December 31, 2014 was $10.2 million compared to $48.3 million for the twelve months ended December 31, 2013. The $10.2 million net loss for 2014 included the following non-cash items:

Item	Amount (in millions)
Non-cash compensation	$4.3
Depreciation and amortization	2.4
Crede gain on derivative offset by loss on debt extinguishment	(3.3)
Gain on MBF debt restructure	(1.6)
Loss on Cayman Invest debt conversion	4.0
Recovery of loan losses	(1.6)
Amortization of Georgia Notes debt discount	1.6
Other non-cash adjustments	0.1
Total non-cash adjustments to net income	$5.9

The loss for 2013 included $11.2 million of goodwill impairment from the Unified acquisition, $0.9 million of intangible impairment, $16.5 million of non-cash compensation expense relating to equity issued for various services, $2.2 million in depreciation and amortization and $7.6 million of provision for bad debts mainly related to loss provision for advances to aggregators. Additional sources of operating cash included $2.0 million decrease in prepaid expenses and other assets, a $2.7 million increase in accounts payable and accrued expenses. Additionally, there was an increase of $3.3 million in advances to aggregators and an increase in accounts receivable of $0.6 million.

Investing activities used $1.8 million of cash for the year ended December 31, 2014 as compared to $4.1 million of cash provided for the year ended December 31, 2013. The increase in cash used by investing activities in the year ended December 31, 2014 was primarily attributable to a $1 million purchase of several credit card portfolios during 2014.

During 2013 cash provided from investing activities consisted of $4.9 million of collections from net notes receivable. Net cash used in investing activities included $0.4 million for the acquisition of intangible assets and $0.5 million for the acquisition of Aptito.

Financing activities used $73,602 during the year ending December 31, 2014 primarily from $10 million provided by the Cayman Invest loan proceeds, offset by $3.1 million attributable to the payoff of the RBL notes and a $7.3 million repayment to the Alfa Bank credit facility.

Financing activities provided $3.1 million of cash during the year ended December 31, 2013. The activity for the year ended December 31, 2013 consisted of a $2.0 million source of cash from the elimination of restricted cash created in 2012 and $2.0 million from K1 Holdings note payable proceeds offset by $0.5 million use of cash to repurchase shares and $0.3 million repayment of borrowings. The changes in restricted cash were due to the establishment of the Alfa Bank credit facility in 2012 and repayment of same during the year ended December 31, 2013.

The Company often deals with transactions in foreign currencies, such as Russian Rubles. The effect of exchange rate changes on cash amounted to ($0.1) million for the twelve months ended December 31, 2014 as compared to $0.1 million for the twelve months ended December 31, 2013.

In connection with its acquisition of the business assets of Unified Payments on April 16, 2013, the Company assumed several long-term debt obligations with an aggregate outstanding amount of $20.6 million which were subsequently paid off in 2014. Such long-term debt included notes that bore interest at rates ranging from 9.75% to 15.635% and had maturity dates ranging from October 2014 until January 2016. In addition, pursuant to the Contribution Agreement entered into by the Company on April 16, 2013 with Unified Payments, TOT Group, Oleg Firer and Georgia Notes 18 LLC, on January 1, 2014, the preferred membership interest in Unified Payments plus payable in kind interest accrued thereon was converted into a 8% interest only loan (interest compounding annually with a balloon payment due on January 1, 2017) and, upon such conversion, such loan was assumed by a subsidiary of TOT Group. This convertible preferred membership interest was classified as long term debt with a December 31, 2013 balance of $11,098,066 in the accompanying consolidated balance sheets. For additional information, see Notes 4 and 12 of the accompanying notes to our Consolidated Financial Statements.

On April 7, 2014 the Company paid off and satisfied its debts with RBL Capital corp., which consisted of two notes: one note with a remaining principal balance as of March 31, 2014 of $1,416,926 and one note with a principal balance as of March 31, 2014 of $934,030.

The note with the principal balance of $1,416,926 provided for the payoff of restructuring interest in the amount of $92,239. The loan pay off also provided for pro rata interest in the amount of $16,020 and a prepayment premium in the amount of $42,508 which was also charge to interest expense. The total payoff for this note amounted to $1,567,693. We accrued monthly payments of $77,560 in principal and interest at 15.636%, plus an additional 5% in restructuring interest from January 2013 through March 2014 for a total of $106,856 which was included in the pay off.

The note with the principal balance of $934,030 provided for the payoff of restructuring interest accrued in the amount of $90,615. The loan payoff also provided for pro rata interest in the amount of $9,505. The total payoff of this note amounted to $1,034,150. We made monthly payments of $84,584 in principal and interest plus accrued an additional 5% restructuring interest from January 2013 through March 2014 for a total of $116,533.

In September 2013, we entered into a letter agreement with Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy, pursuant to which we agreed, subject to approval of the Company’s shareholders, to issue such number of shares of Common Stock equal to 10% of the Company’s issued and outstanding Common Stock as of the date of issuance of such shares in exchange for our acquisition of the outstanding 10% minority interest in our 90%-owned subsidiary, TOT Group, Inc. Pursuant to this agreement, we were obligated to issue to Mr. Firer (who is our Chief Executive Officer and a director) 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is our Chief Legal Officer and Secretary) 2% of the Company’s issued and outstanding Common Stock as of the date of issuance of such shares. The agreement was subject to shareholder approval which occurred in December 2013. We recorded a compensation charge of $13,305,817, representing the value of the shares issued to Messrs. Firer and Wolberg. Effective June 30, 2014, the parties to the letter agreement executed Amendment No. 1. Prior to the date of this Amendment No. 1 (June 30, 2014), the parties calculated the number of shares to be issued was to reflect shares that constitute a 10% interest in the Company on the pre-share issuance basis. Effective with Amendment No. 1 (June 30, 2014), the parties agreed that the number of shares to be issued was to be calculated to reflect shares that constitute a 10% ownership in the Company on a post-share issuance basis. As a result of this amendment, we recorded an additional compensation charge of $617,093 for the issuance of 323,085 additional shares at June 30, 2014. Pursuant to this letter agreement, as amended, we issued to Mr. Firer (who is Chief Executive Officer and a director of the Company) 1,411,135 restricted shares of Common Stock representing 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 627,171 restricted shares of Common Stock representing 2% of our issued and outstanding Common Stock as of the date of issuance of such shares.

On September 25, 2013, the Company entered into a Contribution Agreement with T1T Lab, LLC, a Florida limited liability company (“T1T Lab”), and T1T Group, LLC, a Delaware limited liability company, pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the “Disposed Subsidiaries”). The Disposed Subsidiaries constitute all of the Company’s interests in online media businesses and operations (referred to herein collectively as the Company’s “entertainment assets”). Pursuant to the Contribution Agreement, the Company contributed to T1T Lab all of its membership and participation interests in the Disposed Subsidiaries and agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000, a portion of which may be paid in the form of future services provided by the Company. In exchange for such contributions, the Company was issued a 10% membership interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K 1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable by the Disposed Subsidiaries to the Company, on the one hand, and by the Company to the Disposed Subsidiaries, on the other hand, were forgiven by the Company and T1T Lab (as applicable). Total intercompany loans forgiven by the Company, net of the total intercompany loans forgiven by the Disposed Subsidiaries, was $9,254,725. The remaining 90% membership interest in T1T Lab is owned by T1T Group, LLC, which is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi).

On December 5, 2013, the Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The purpose of the 2013 Plan is to encourage and enable employees, independent contractors and directors of the Company and its subsidiaries to acquire a proprietary interest in the Company through the ownership of the Company’s Common Stock and other rights with respect to the Company’s Common Stock. Such ownership is intended to provide such employees, independent contractors and directors with a more direct stake in the future welfare of the Company. It is also expected that the 2013 Plan will encourage qualified persons to seek and accept employment with the Company and its subsidiaries and to become and remain directors of the Company. Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of Common Stock that are restricted (“Restricted Shares”); (v) units representing shares of Common Stock (“Performance Shares”); (vi) units that do not represent shares of Common Stock but which may be paid in the form of Common Stock (“Performance Units”); and (vii) shares of Common Stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of Common Stock available for award under the 2013 Plan is 5,630,000, subject to adjustment as provided for in the 2013 Plan. Shares of Common Stock issued pursuant to the 2013 Plan may be either authorized but unissued shares or issued shares reacquired by the Company. In the event that prior to the end of the period during which Options may be granted under the 2013 Plan, any Option or any Nontandem Stock Appreciation Right under the 2013 Plan expires unexercised or is terminated, surrendered or cancelled (other than in connection with the exercise of Stock Appreciation Rights) without being exercised in whole or in part for any reason, or any Restricted Shares, Performance Shares or Performance Units are forfeited, or if such awards are settled in cash in lieu of shares of Common Stock, then such shares will be available for subsequent awards under the 2013 Plan. The 2013 Plan will be administered by the compensation committee. The compensation committee will have the power and authority to, among other things: (i) grant Options and determine the purchase price of the Common Stock covered by each Option, the term of each Option, the number of shares of Common Stock to be covered by each Option and any performance objectives or vesting standards applicable to each Option; (ii) designate Options as Incentive Stock Options or Non-Qualified Stock Options and determine which Options, if any, will be accompanied by Tandem Stock Appreciation Rights; (iii) grant Tandem Stock Appreciation Rights and Nontandem Stock Appreciation Rights and determine the terms and conditions of such rights; (iv) grant Restricted Shares and determine the terms of the restricted period and other conditions and restrictions applicable to such shares; (v) grant Performance Shares and Performance Units and determine the performance objectives, performance periods and other conditions applicable to such shares or units; (vi) grant Unrestricted Shares; and (vii) determine the employees, independent contractors and directors to whom, and the time or times at which, Options, Stock Appreciation Rights, Restricted Shares, Performance Shares, Performance Units and Unrestricted Shares will be granted. Awards may be made to all employees, independent contractors (including persons other than individuals) and directors of the Company or any of its subsidiaries. In determining the employees, independent contractors and directors to whom awards will be granted and the number to be covered by each award, the compensation committee will take into account the nature of the services rendered by such employees, independent contractors and directors, their present and potential contributions to the success of the Company and its subsidiaries and such other factors as the compensation committee deems relevant.

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

On December 5, 2013, the Company entered into (i) a letter agreement (the “K1 Agreement”) with TGR Capital, LLC and K 1 Holding and (ii) a Services Agreement with K1 Holding (the “Services Agreement”). The K1 Agreement requires the Company to issue to K1 Holding a number of restricted shares of common stock of the Company equal to 4% of the total issued and outstanding shares of common stock of the Company at the time of issuance. Mr. Krutoy, through K1 Holding, owns a 33% equity interest in MUSIC 1 LLC (a/k/a OOO Music1), a former subsidiary of the Company. Further, the K1 Agreement requires TGR Capital, LLC to transfer to K1 Holding such number of restricted shares of common stock of the Company as is needed to bring K1 Holding’s and Mr. Krutoy’s aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock of the Company at the time of such transfer. The issuance and transfer of such shares of common stock to K1 Holding is consideration for the services to be provided pursuant to the Services Agreement (as described below) and for making a $2 million loan to the Company that was made on May 14, 2013 (the related promissory note was subsequently assumed by T1T Lab, LLC in connection with the Company’s disposition of its online media subsidiaries to T1T Lab, LLC on September 25, 2013). T1T Lab, LLC is an affiliate of Mike Zoi. The issuance by the Company of any shares of its common stock to K1 Holding pursuant to the K1 Agreement was approved by the Company’s shareholders at the 2013 annual meeting of shareholders of the Company. The Services Agreement provides that K1 Holding will provide investor relations services for the Company and its affiliates outside the United States and that K1 Holding will assist the Company and its affiliates with future negotiations and maintaining their relationship with Mobile TeleSystems OJSC, MegaFon OJSC, OJSC VimpelCom (a/k/a Beeline) and their respective affiliates (collectively, the “Mobile Carriers”). The Company’s subsidiary, TOT Money, has agreements to provide mobile payment processing services for electronic payments using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) initiated by the mobile phone subscribers of each of the Mobile Carriers in Russia. The term of the Services Agreement expires on December 5, 2015.

Off-balance sheet arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company for annual reporting periods beginning after December 15, 2016. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firms set forth on pages F-2 through F-7 are filed as part of this Report and incorporated herein by reference.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2014. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2014 due to the small size of our US and Russian accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions.

■

New Board of Director Members: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. We established an audit committee as of December 31, 2012; however, due to changes in board membership, executive management and the composition of Company subsidiaries, there has been insufficient time to provide board training and establish adequate Best of Practice procedures.

An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance. We are currently engaged in providing best practices training to our audit committee.

■	Advances to Aggregators: We did not maintain appropriate control surrounding the billing and advances to aggregators in our TOT Money Russian operation during 2013. As a result, we replaced key management and migrated our billing system from SDSP Group to TOT Platform, our proprietary system, during 2014 to mitigate this control risk.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have all the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, or being inadequate documentation, and lack of financial resources.

Information and Communication

■	Adequacy of Financial Information: We concluded that our internal controls were not effective as of December 31, 2013 due to the lack of general computer controls surrounding the billing and financial reporting system in one of our Russian subsidiaries. As a result, we migrated our billing and financial reporting system to our own proprietary system during 2014 to mitigate this problem. Additionally, we did not have adequate segregation of duties in the recording of transactions and we did not have adequate written procedures.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a consistent basis. Management intends to continue focusing its remediation efforts in the near term on providing best practices training to our audit committee. In addition, we will endeavor to design revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assessing the need for additional accounting resources as the business develops and resources permit. Management also is committed to taking further action and implementing enhancements or improvements as resources permit. We recognize that, due to the size and early stage of development of our business, implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

During 2014, the Company renewed its lease for a corporate apartment in Moscow. The Lease Agreement provides for a base rent of $16,010 per year and the lease expires in January 2016.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The directors and executive officers of the Company and their respective ages, and positions with the Company and certain business experience as of March 31, 2015 are set forth below. There are no family relationships among any of the directors or executive officers.

Name	Age	Position
Oleg Firer	37	Chief Executive Officer & Director
Steven Wolberg	55	Chief Legal Officer & Secretary
Jonathan New	54	Chief Financial Officer
Kenges Rakishev	35	Chairman
William Healy	50	Director
Drew Freeman	56	Director
David P. Kelley II	57	Director
James Caan	75	Director

Each of our directors will hold office until our next annual meeting of stockholders at which directors are elected or until his successor is duly elected and qualified. Executive officers serve at the discretion of the Board of Directors.

Oleg Firer, Chief Executive Officer and Director. Mr. Firer has served as Chief Executive Officer and a director of the Company since April 16, 2013. Previously, Mr. Firer served as Executive Chairman of Unified Payments, LLC from January 2011 until its acquisition by the Company’s subsidiary, TOT Group, Inc., on April 16, 2013. From July 2004 until December 2012, Mr. Firer served as President, Chief Executive Officer and Secretary (and from May 2006 until December 2012 as Treasurer and from May 2008 until December 2012 as Chief Financial Officer) of Acies Corporation, a provider of payment processing solutions to small and medium size merchants across the United States. Mr. Firer also served as a director of Acies Corporation from May 2005 until December 2012. Mr. Firer served as the President of GM Merchant Solution, Inc. (from August 2002) and Managing Partner of GMS Worldwide, LLC (from August 2003) until their assets were acquired by Acies Corporation in June 2004. From November 2002 to December 2003, Mr. Firer served as the Chief Operating Officer of Digital Wireless Universe, Inc. From December 2001 to November 2002, Mr. Firer served as the Managing Partner of CELLCELLCELL, LLC. From March 1998 to December 2001, Mr. Firer served as Vice President of SpeedUS Corp. Mr. Firer studied Computer Science at New York Technical College from 1993 to 1995. Mr. Firer currently serves as a member of Star Capital Management, LLC and Star Equities, LLC, Florida-based investment group. In addition, Mr. Firer serves as a board member of InList, RealConnex and several non-for-profit organizations. The Company believes that Mr. Firer’s leadership roles in various payment processing companies makes him qualified to serve as a director of the Company.

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

Kenges Rakishev, Chairman. Mr. Rakishev has been a director of the Company and Chairman of the Company’s Board of Directors since October 2, 2012. Mr. Rakishev served as a director of the Company’s predecessor, Net Element, from April 23, 2012 until October 2, 2012. Mr. Rakishev is one of the Forbes Top 15 wealthiest, most influential and progressive business leaders of the Republic of Kazakhstan with significant investments in banking, finance, insurance, information technology, oil & gas, mining, manufacturing and retail business sectors worldwide. Mr. Rakishev is a large shareholder and member of the board of the largest bank in Kazakhstan, Kazkommertsbank (KASE: KKGB), with over US$250 billion in total assets, large shareholder and Chairman of SAT & Company (KASE: SATC), a diversified industrial holding, among his numerous other investments. Throughout his career, Kenges has served in several notable positions in the public sector including Vice-President of the Union of Chambers of Commerce of the Republic of Kazakhstan, Vice-President of The Boxing Association of Republic of Kazakhstan and Vice-President of the Asian Boxing Confederation. Mr. Rakishev holds a B.A. (Law) from the Kazakh State Law Academy and a B.A. (International Economics) from the Kazakh Economic University. Mr. Rakishev also has an AMP Diploma from Oxford University. We believe that Mr. Rakishev’s international business leadership and relationships, combined with his extensive knowledge and unique perspectives of global business opportunities, qualifies him to serve as a Director of the Company.

William Healy, Director. Mr. Healy is an accomplished financial services industry veteran with more than 24 years of merchant financing and electronic payments industry experience. Mr. Healy is currently the President of Funds4Growth, a leading investment firm focused on financing of payment service providers in the United States. Since launching Funds4Growth, Mr. Healy has successfully structured and financed in excess of $150 million in merchant base loans. Prior to his tenure at Funds4Growth, Mr. Healy founded MBF Leasing, LLC in November of 2003, where he was responsible for strategic planning along with the financial and operational management of MBF Leasing. Prior to that, Mr. Healy spent 13 years with the CIT Group, Inc., where he was the President of CIT’s Lease Finance Group out of Chicago, Illinois, overseeing more than 150 employees involved in over 225,000 leasing transactions, and in excess of $125 million in merchant base financings. Prior to joining CIT, Mr. Healy held several senior level positions with NewCourt Financial, including Chief Operating Officer of the Specialty Finance Division. He is a graduate of the University of Notre Dame with a Bachelor’s degree in Accounting. We believe that Mr. Healy’s extensive knowledge in the payments industry qualifies him to serve as a director of the Company.

Drew J. Freeman, Director. Mr. Freeman is an accomplished industry veteran with more than 30 years of electronic payments industry experience. Mr. Freeman is currently the President of Freeman Consulting, Inc., a payments consulting firm that works with private equity and ISOs. Prior to that, Mr. Freeman served as President of Merchant Data Systems from 2009 to 2013, Group Executive at Chase Paymentech from 2006 to 2007, and Executive Vice President at JP Morgan Chase-First Data JV (Chase Merchant Services) from 2000 to 2006. Mr. Freeman earned a business degree from the University of Miami in 1980. We believe that Mr. Freeman’s extensive knowledge in the payments industry qualifies him to serve as a director of the Company.

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

Audit Committee

Our Board of Directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of David P. Kelley II (audit committee chairman), William Healy, James Caan and Drew Freeman. The Board of Directors has determined that the audit committee’s current member composition satisfies the rules of NASDAQ that govern audit committee composition, including the requirements that each audit committee member must (i) be an “independent director” as defined under NASDAQ Listing Rule 5605(a)(2), (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act, (iii) not have participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iv) be able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement. Further, the Board of Directors has determined that David P. Kelley II is financially sophisticated as described in NASDAQ Listing Rule 5605(c)(2) and qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

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

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Mike Zoi, 10% owner	2	6	0
Oleg Firer, Chief Executive Officer & Director	1	1	0
Steven Wolberg, Chief Legal Officer and Secretary	1	1	0
Dmitry Kozko, former President & former Director	1	2	0
James Caan, Director	1	1	0
William Healy, Director	1	1	0
David P. Kelley II, Director	1	1	0
Felix Vulis, former Director	2	2	0
Kenges Rakishev, Director and 10% owner	1	1	0

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2014 and 2013 with respect to all compensation paid to or earned by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year. We refer to these individuals as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Oleg Firer, Chief	2014	$300,000	$300,000	$2,175,970	$-	$29,722	$2,805,692
Executive Officer of Net Element	2013	$170,125	$212,500	$-	$-	$57,521	$440,146
Steven Wolberg, Chief Legal Officer and	2014	$200,000	$-	$222,026	$-	$11,722	$433,748
Secretary of Net Element	2013	$114,328	$-	$-	$-	$8,126	$122,454
Irina Bukhanova, Chief Financial Officer	2014	$136,286	$4,536	$156,087	$-	$-	$296,909
of Russia	2013	$97,446	$5,116	$-	$-	$-	$102,562

Outstanding equity awards at December 31, 2014 consists of 1,563,509 shares of restricted stock granted to key executives for 2014 and 2015 base stock awards. We will record a compensation charge of $3,739,159 throughout 2015 and 2016 as the 1,563,509 shares vest each quarter.

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

  2014 Director Compensation Table

The following table further summarizes the compensation paid to the Company’s directors for service as a director during 2014:

Director Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Kenges Rakishev	$11,250	$52,050	$-	$-	$-	$-	$63,300
David P. Kelley II	$53,750	$52,050	$-	$-	$-	$-	$105,800
James Caan	$7,500	$52,050	$-	$-	$-	$-	$59,550
Felix Vulis (resigned May 21, 2014)	$2,083	$13,013	$-	$-	$-	$-	$15,096
William Healy	$5,000	$26,025	$-	$-	$-	$-	$31,025
Drew J. Freeman	$2,917	$30,363	$-	$-	$-	$-	$33,280

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our common stock as of March 25, 2015 by (i) each person who is known to us to beneficially own more than 5% of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our common stock that he, she or it beneficially owns. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Net Element, Inc., 3363 NE 163rd Street, Suite 705, North Miami Beach FL 33160.

Name and address of beneficial owner	Amount and nature of beneficial ownership (number of shares of common stock beneficially owned)		Percent of class (1)
Mike Zoi 4100 NE 2nd Ave, Suite 302, Miami, FL 33137	6,437,663	(2)	13.56%
MZ Capital, LLC (Delaware) 4100 NE 2nd Ave, Suite 302, Miami, FL 33137	1,102,029	(2)	2.32%
TGR Capital, LLC 4100 NE 2nd Ave, Suite 302, Miami, FL 33137	3,558,146	(2)	7.50%
MTZ Fund, LLC 4100 NE 2nd Ave, Suite 302, Miami, FL 33137	1,777,344	(2)	3.74%
Kenges Rakishev c/o SAT & Company 241 Mukanova Street Almaty Kazakhstan 050008	7,677,835	(3)	16.18%
Novatus Holding PTE. Ltd. 22B Duxton Hill Singapore 089605, Republic of Singapore	7,320,751	(3)	15.43%
Oleg Firer c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	3,380,655		7.12%
Steven Wolberg c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	892,862		1.88%
James Caan 2791 Hutton Drive Beverly Hills, CA 90210	150,131		0.32%
Jonathan New c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	266,137	(4)	0.56%
David P. Kelley II 64 Horseshoe Road Darien, CT 06820	37,750	(5)	0.08%
William Healy 16W281 83rd Street, Suite B Burr Ridge, IL 60527	75,200		0.16%
Drew Freeman 2542 Nassau Lane Fort Lauderdale. FL 33312	-		0.00%
Beno Distribution, Ltd. P.O. Box 146, Road Town, Tortola, British Virgin Islands VG 1110	4,538,737	(6)	9.56%
Cayman Invest S.A. A Little Denmark Complex 147 Main Street P.O. Box 4473 Road Town, Tortola, D8 VG 1110	5,569,158	(7)	11.73%
K1 Holding Limited P.O. Box 146, Road Town, Tortola, British Virgin Islands VG 1110	2,518,688	(8)	5.31%
All directors and executive officers as a group (8 persons)	12,480,570		26.30%

* Less than 1%.

(1)

Applicable percentage ownership is based on 47,460,032 shares of common stock outstanding as of March 25, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of March 25, 2015 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)

All information regarding shares that may be beneficially owned by Mr. Zoi is based on information disclosed in Forms 3 and 4 filed by Mr. Zoi. Represents: (i) 144 shares of common stock held directly by Mr. Zoi; (ii) 1,102,029 shares of common stock held by MZ Capital, LLC (Delaware); (iii) 3,558,146 shares of common stock held by TGR Capital, LLC; and (iv) 1,777,344 shares of common stock held by MTZ Fund, LLC. Mr. Zoi shares with each of Enerfund, LLC, TGR Capital, LLC, MZ Capital LLC (Delaware) and MTZ Fund, LLC the power to vote or direct the vote, and to dispose or direct the disposition of, the respective shares of common stock beneficially owned by those entities.

(3)

All information regarding shares that may be beneficially owned by Kenges Rakishev is based on information disclosed in a Schedule 13D/A filed jointly by Mr. Rakishev, Mark Global Corporation and Novatus Holding PTE. Ltd. with the Commission and on the information available to us. Mr. Rakishev may be deemed to have beneficial ownership of 7,677,835 shares of Common Stock consisting of (i) 357,084 shares of Common Stock held directly by Mr. Rakishev and (ii) 7,320,751 shares of common stock held directly by Novatus Holding PTE. Ltd. Mr. Rakishev has sole voting power and sole dispositive power over 357,084 shares of common stock and shared voting power and shared dispositive power over 7,320,751 shares of common stock.

(4)	Includes 5,749 shares of Common Stock held by Mr. New’s spouse and 10,749 shares of common stock held by Mr. New’s son.

(5)	Includes (a) 23,750 shares of common stock for serving as a director of the Company; and (b) 14,000 shares of common stock issuable upon exercise of warrants with an exercise price of $7.50 per share and an expiration date of October 2, 2017.

(6)	Mr. Nurlan Abduov may be deemed to share beneficial ownership of the security held by Beno Distribution, Ltd. by virtue of his status as the sole shareholder of Beno Distribution, Ltd. All information regarding shares that may be beneficially owned by Mr. Abduov is based on information disclosed in Schedule 13D filed jointly by Mr. Abduov, Beno Distribution, Ltd. and K 1 Holding Limited. Mr. Abduov disclaimed beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

(7)	Mrs. Anashkhan Gabbazova may be deemed to share beneficial ownership of the security held by Cayman Invest S.A. by virtue of her status as the sole director and shareholder of Cayman Invest S.A.

(8)	Mr. Mr. Nurlan Abduov may be deemed to share beneficial ownership of the security held by K 1 Holding Limited by virtue of his status as the sole shareholder of K 1 Holding Limited. All information regarding shares that may be beneficially owned by Mr. Abduov is based on information disclosed in Schedule 13D filed jointly by Mr. Abduov, Beno Distribution, Ltd. and K 1 Holding Limited. Mr. Abduov disclaimed beneficial ownership of such shares, except to the extent of his pecuniary interest therein.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION

Outstanding Equity Awards at Fiscal Year End

	Stock Awards
Name	Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Oleg Firer	1,424,892	$1,610,128
Steven Wolberg	265,691	$300,231
Irina Bukhanova	80,000	$90,400

Amounts reported in table above are based upon the closing price of the Company's stock at year-end, which was $1.13 per share.

Stock Vested in 2014

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Oleg Firer	544,628	$1,731,916
Steven Wolberg	-	$-
Irina Bukhanova	116,483	$156,087

The amounts reported in the table above are based on the closing price of the Company's Common Stock on the date the stock award vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On September 25, 2013, the Company entered into a contribution agreement with T1T Lab and T1T Group, LLC, pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (aka OOO Music1) (collectively, the “Disposed Subsidiaries”). The Disposed Subsidiaries constitute all of the Company’s interests in online media businesses and operations (referred to herein collectively as the Company’s “entertainment assets”). Pursuant to the contribution agreement, the Company agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000, payable in full or in installments when requested by T1T Lab but in no event later than within the 12-month period after September 25, 2013 (unless such period is mutually extended in writing by the Company and T1T Group, LLC). Subject to T1T Lab’s prior written approval, a portion of the Company’s initial capital contribution could have been made in the form of future services provided by the Company, with the value of such services to be agreed upon in writing between the Company and T1T Group, LLC prior to providing such services. The amount of the Company’s initial capital contribution is a negotiated amount required for T1T Lab to acquire the Disposed Subsidiaries. In exchange for such contributions, the Company was issued a 10% membership interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K 1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable by the Disposed Subsidiaries to the Company, on the one hand, and by the Company to the Disposed Subsidiaries, on the other hand, were forgiven by the Company and by T1T Lab (as applicable). Total intercompany loans forgiven by the Company (net of the total intercompany loans forgiven by the Disposed Subsidiaries) was approximately $9,864,602. Such intercompany loans forgiveness did not have an impact of the profit and loss of the Company. Further, pursuant to the contribution agreement, T1T Group, LLC agreed to contribute to T1T Lab from time to time when requested by T1T Lab such services and/or cash as determined by T1T Group, LLC in its sole and absolute discretion in order to manage and operate the Disposed Subsidiaries and their respective businesses. In exchange for such contributions, T1T Group, LLC was issued a 90% membership interest in T1T Lab. From September 25, 2013 to February 11, 2014, the Company indirectly owned a minority interest in the Disposed Subsidiaries through its 10% membership interest in T1T Lab, LLC. On February 11, 2014, the Company executed an Assignment of Membership Interest in favor of T1T Group, LLC. Pursuant to such assignment, the Company transferred to T1T Group, LLC all of the Company’s Interests in T1T Lab in consideration for the Company being released from all of its obligations to T1T Lab (including the obligations to make capital contributions to T1T Lab. Upon such assignment, the Company has no further interests or obligations to T1T Lab, and T1T Group, LLC now owns a 100% membership interest in T1T Lab. Oleg Firer, previously appointed as an “Executive” of T1T LAB, LLC, resigned his position with that entity effective February 11, 2014.

As a result of the Company’s contribution of the Disposed Subsidiaries, the Company now has only one reportable business segment, consisting of mobile commerce and payment processing. The Company disposed of its entertainment assets in order to focus its business operations on mobile payments, transactional services and related technologies and to reduce the significant expenses associated with developing and maintaining the entertainment assets. T1T Group, LLC is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi, a stockholder of the Company).

In September 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended (as amended and supplemented prior to the date hereof by supplement agreements, the “Factoring Credit Facility”), TOT Money assigned to Alfa-Bank its accounts receivable as security for financing for up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars at time of signing). The amount loaned by Alfa-Bank pursuant to the Factoring Credit Facility with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the Factoring Credit Facility, Alfa-Bank is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. Interest on the factoring arrangement ranged from 9.70% to 11.95% annually of the amounts borrowed, with servicing fees ranging from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 million in U.S. dollars) per account receivable. TOT Money’s obligations under the Factoring Credit Facility also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is the Chairman of the Board of Directors of the Company and a shareholder. The Factoring Credit Facility expired on April 20, 2014 and was repaid.

On September 17, 2014, TOT Money entered into the Supplement Agreement No. 14 and the Supplement Agreement No. 15 with Alfa-Bank (“Amendment No. 15”), which renewed and amended the Factoring Credit Facility. Pursuant to such amendments, the Factoring Credit Facility was renewed and will expire on June 30, 2016, the maximum aggregate limit of financing (secured by TOT Money’s accounts receivable) to be provided by Alfa-Bank to TOT Money under the Factoring Credit Facility was increased to 415 million Russian rubles (approximately US$ 10,814,614 based on the currency exchange rate on September 17, 2014), Alfa-Bank’s compensation fees (commissions) for providing financing to TOT Money was amended to be computed as a financing rate that ranges from 13.22% to 14.50% of the amounts borrowed, depending upon the number of days in the period from the date financing is provided until the date the applicable account receivable is paid, and the maximum amount of financing on account of the monetary claim assigned by TOT Money to debtor was increased from 80% to 100% of the assigned amount of monetary claim against which the financing is affected. This financing is a factoring facility in which TOT Money could assign to the bank certain (but not all) of its accounts receivable suitable to the lender under such facility as security for financing.  Accordingly, the amounts of our draws under such facility from time to time will depend on the amounts of the accounts receivable suitable for such assignment as of the time we choose to draw under such facility.  We have not drawn any funds under such credit facility.

In August 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed of 53.9 million rubles (approximately $1.8 million in U.S. dollars) under the Credit Agreement is 3.55% per annum. The loan was secured by 55.0 million rubles of restricted cash (approximately $1.8 million in U.S. dollars). Alfa-Bank had the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. The line of credit expired on May 20, 2014 and we did not renew this Credit Agreement.

On November 24, 2014, TOT Money entered into a financing agreement with Bank Otkritie, one of Russia’s largest private listed banks. This financing is complementary to the Company’s Alfa-Bank factoring facility and provides additional flexibility and capacity to expand our presence in Russia’s transactional services market. In conjunction with the Alfa-Bank factoring agreement, TOT Money will have approximately $15 million of available credit to help fund its growth. Per the three-year Agreement, TOT Money will assign to Bank Otkritie its accounts receivable as security for financing in an aggregate amount of up to 200 million Russian rubles (approximately USD $4.2 million based on the currency exchange rate as of the close of business November 17, 2014) provided by Bank Otkritie to TOT Money. Included in this Agreement, Moscow-based Bank Otkritie will track the status of TOT Money’s account receivables, monitor timeliness of payment of such accounts receivable, and provide related services. Oleg Firer, our Chief Executive Officer, has personally guaranteed our financing agreement with Bank Otkritie. This financing is a factoring facility in which TOT Money could assign to the bank certain (but not all) of its accounts receivable suitable to the lender under such facility as security for financing.  Accordingly, the amounts of our draws under such facility from time to time will depend on the amounts of the accounts receivable suitable for such assignment as of the time we choose to draw under such facility.  We have not drawn any funds under such credit facility. Oleg Firer, our Chief Executive Officer, has personally guaranteed this loan.

Director Independence

The Board of Directors currently includes five nonemployee, independent members – David P. Kelley II, Kenges Rakishev, Drew Freeman, William Healy and James Caan. Each of Messrs. Kelley, Rakishev, Freeman, Healy and Caan is an “independent director” as defined under NASDAQ Listing Rule 5605(a) (2). A majority of our Board members are independent directors, as five out of the six members of the Board qualify as independent under the NASDAQ listing standards and the rules of the Commission. No director is considered independent unless the Board affirmatively determines that the director has no material relationship with the Company (directly, or as a partner, stockholder or officer of an organization that has a relationship with the Company) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Also, all members of the Board’s audit, compensation and nominating committees are independent directors.

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2014 and 2013 were $315,000 and $628,000, respectively.

Audit-Related Fees.  The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above during the fiscal years ended December 31, 2014 and 2013 were $16,575 and $0, respectively.

Tax Fees.  The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2014 and 2013 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during the fiscal years ended December 31, 2014 and 2013 were $0.

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

All audit and audit related services performed by our principal accountants during the fiscal years ended December 31, 2014 and 2013 were pre-approved by our Board of Directors or audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Report.

1.	The following consolidated financial statements of Net Element, Inc. and subsidiaries and notes thereto and the reports of the independent registered public accounting firms thereon are set forth on pages F-2 through F-32 and are filed as part of this Report:

Reports of Independent Registered Public Accounting Firms

Audited Consolidated Balance Sheets as of December 31, 2014 and 2013

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2014 and 2013

Audited Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2014 and 2013

Audited Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

2.	Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page F-32 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

March 30, 2015	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2015	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Director (Principal Executive Officer)

March 30, 2015	By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 30, 2015	By:	/s/ Kenges Rakishev
Kenges Rakishev
Director

March 30, 2015	By:	/s/ Drew Freeman
Drew Freeman
Director

March 30, 2015	By:	/s/ David P. Kelley II
David P. Kelley II
Director

March 30, 2015	By:	/s/ James Caan
James Caan
Director

March 30, 2015	By:	/s/ William Healy
William Healy
Director

NET ELEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Net Element, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheet of Net Element, Inc. (the “Company”) at December 31, 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2014.  The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Element, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has sustained recurring losses from operations and has working capital and accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Fort Lauderdale, Florida	/s/ Daszkal Bolton LLP
March 30, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Net Element, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheet of Net Element, Inc. (formerly known as Net Element International, Inc.) as of December 31, 2013 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Element, Inc. (formerly known as Net Element International, Inc.) at December 31, 2013 and the results of its operations and its cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Miami, Florida	/s/ BDO USA, LLP
April 15, 2014	Certified Public Accountants

NET ELEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash	$503,343	$126,319
Accounts receivable, net	3,417,173	10,619,289
Advances to aggregators, net	18,455	1,109,538
Prepaid expenses and other assets	944,243	834,025
Total current assets	4,883,214	12,689,171
Fixed assets, net	70,918	137,267
Intangible assets, net	2,492,050	2,964,424
Goodwill	6,671,750	6,671,750
Other long term assets	204,737	-
Investment in affiliate	-	46,113
Total assets	$14,322,669	$22,508,725

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,698,257	$3,190,215
Deferred revenue	472,482	239,398
Accrued expenses	2,351,885	3,484,963
Short term loans	-	8,478,810
Notes payable (current portion)	98,493	3,816,093
Due to related parties	-	1,451,357
Total current liabilities	5,621,117	20,660,836
Note payable (non-current portion)	3,216,507	17,255,531
Total liabilities	8,837,624	37,916,367

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock ($.01 par value, 1,000,000 shares
authorized and no shares issued and outstanding)	-	-
Common stock ($.0001 par value, 200,000,000 shares
authorized and 45,881,523 and 32,273,298 shares issued and outstanding at December 31, 2014 and 2013, respectively)	4,589	3,229
Paid in capital	136,689,629	103,486,144
Stock subscription receivable	(1,111,130)	329,406
Accumulated other comprehensive loss	(1,251,461)	(170,550)
Accumulated deficit	(129,116,344)	(118,930,828)
Noncontrolling interest	269,762	(125,043)
Total stockholders' equity (deficit)	5,485,045	(15,407,642)
Total liabilities and stockholders' equity (deficit)	$14,322,669	$22,508,725

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended December 31,
	2014	2013

Net revenues	$21,194,461	$18,749,470

Costs and expenses:
Cost of revenues	15,883,681	13,374,669
General and administrative (includes $4,267,334 and $16,549,820 of share based
compensation for the twelve months ended December 31, 2014 and 2013 respectively)	11,353,244	28,166,387
(Recovery of) provision for loan losses	(1,153,147)	7,640,008
Goodwill impairment charge	-	11,200,000
Intangible assets impairment charge	-	872,354
Depreciation and amortization	2,358,136	2,242,504
Total costs and operating expenses	28,441,914	63,495,922
Loss from operations	(7,247,453)	(44,746,452)
Interest expense, net	(3,705,694)	(2,979,102)
Gain on change in fair value and settlement of beneficial conversion derivative	5,569,158	-
Loss on debt extinguishment	(6,184,219)	-
Gain on debt restructure	1,596,000	-
Loss from asset disposal	(87,151)	-
Other expense	(155,407)	(160,182)
Loss from continuing operations before income taxes	(10,214,766)	(47,885,736)
Income taxes	-	(213,284)
Loss from continuing operations	(10,214,766)	(48,099,020)
Net loss attributable to the noncontrolling interest	29,250	1,129,319
Net loss from continuing operations attributable to Net Element, Inc.	(10,185,516)	(46,969,701)
Discontinued operations:
Loss from operations of discontinued entities	-	(1,018,003)
Loss on disposition of assets pertaining to discontinued operations	-	(321,643)
Net loss	(10,185,516)	(48,309,347)
Foreign currency translation	(1,080,911)	(449,115)
Comprehensive loss	$(11,266,427)	$(48,758,462)

Loss per share - basic and diluted	$(0.27)	$(1.65)
Loss per share - basic and diluted discontinued operations	-	(0.05)
Total loss per share	$(0.27)	$(1.70)

Weighted average number of common shares outstanding - basic and diluted	37,255,052	28,470,169

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Assets
Balance December 31, 2012 (Restated)	28,303,659	$2,830	$87,452,060	$-	$278,565	$(103,437)	$(70,621,481)	$17,008,537
Non cash compensation related to TOT Group stock exchange	2,812,771	281	12,197,823	-	-	1,107,713	-	13,305,817
Non cash compensation- other	1,265,109	129	3,243,874	-	-	-	-	3,244,003
Cash paid for repurchase of common shares	(175,953)	(17)	(482,400)	-	-	-	-	(482,417)
Note Payable and other assumed by T1T Lab, net of contributions payable	-	-	685,449	-	-	-	-	685,449
Shares issued pursuant to purchase agreement	67,712	6	389,338	-	-	-	-	389,344
Unissued shares pursuant to purchase agreement	-	-	-	329,406	-	-	-	329,406
Foreign currency exchange	-	-	-	-	(449,115)	-	-	(449,115)
Net loss	-	-	-	-	-	(1,129,319)	(48,309,347)	(49,438,666)
Balance Dec 31, 2013	32,273,298	$3,229	$103,486,144	$329,406	$(170,550)	$(125,043)	$(118,930,828)	$(15,407,642)

Share based compensation	1,755,749	176	3,677,937	-	-	-	-	3,678,113
Shares issued and issuable for acquisitions	57,288	6	329,400	(329,406)	-	-	-	-
Shares issued to acquire non-controlling interest	323,085	32	617,060	-	-	424,055	-	1,041,147
Shares issued in connection with debt conversion	5,569,158	556	10,636,537	(1,111,130)	-	-	-	9,525,963
Shares issued in connection with debt restructuring	100,000	10	203,990	-	-	-	-	204,000
Shares issued in connection with note conversion	5,802,945	580	16,711,901	-	-	-	-	16,712,481
Extinguishment of T1T obligation	-	-	1,086,968	-	-	-	-	1,086,968
NASDAQ share registration fees	-	-	(60,308)	-	-	-	-	(60,308)
Net loss	-	-	-	-	-	(29,250)	(10,185,516)	(10,214,766)
Comprehensive loss - foreign currency translation	-	-	-	-	(1,080,911)	-	-	(1,080,911)

Balance Dec 31, 2014	45,881,523	$4,589	$136,689,629	$(1,111,130)	$(1,251,461)	$269,762	$(129,116,344)	$5,485,045

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(10,185,516)	$(48,309,347)
Loss from discontinued operations	-	321,643
Adjustments to reconcile net loss to net cash used in operating activities:
Non controlling interest	394,286	(1,129,319)
Non cash compensation	4,267,334	16,549,820
Deferred revenue	233,084	-
Note receivable (current portion)	-	-
Depreciation and amortization	2,358,136	2,242,504
Impairment of Goodwill	-	11,200,000
Intangible assets impairment	-	872,354
Amortization of debt discount	1,644,626	-
(Recovery of ) provision for loan losses	(1,649,858)	7,640,008
Loss on disposal of fixed assets	16,137	-
Gain on disposal of derivative	(5,569,158)	-
Loss on debt extinguishment	6,184,219	-
Gain on MBF debt restructure	(1,596,000)	-
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates
Account receivable	6,974,701	(562,294)
Advances to aggregators	934,816	(3,267,679)
Prepaid expenses and other assets	(445,555)	1,952,570
Accounts payable	(338,618)	2,268,233
Accrued expenses	(968,609)	429,556
Adjustments for operating activities of continuing operations	12,439,541	38,195,753
Adjustments for operating activities of discontinued operations	-	(1,018,003)
Total Adjustment
Net cash provided by (used in) operating activities	2,254,025	(10,809,954)

Cash flows from investing activities- net of acquisitions:
Purchase of portfolio and client acquisition costs	(1,039,752)	-
Note receivable	(2,650)	4,920,510
Acquisition of intangible assets	-	(380,025)
Acquisition of Aptito	-	(458,747)
Investment in subsidiary	-	(46,113)
(Purchase) disposal of fixed and other assets	(750,936)	67,266
Net cash (used in) provided by investing activities	(1,793,338)	4,102,891

Cash flows from financing activities- net of acquisitions:
Proceeds from indebtedness	10,088,870	2,000,000
Repayment of indebtedness.	(10,433,367)	(272,103)
Change in restricted cash	-	1,978,527
Cash paid for shares and warrants	-	(482,417)
Related party advances (payments)	418,099	(75,000)
Net cash provided by financing activities	73,602	3,149,007

Effect of exchange rate changes on cash	(157,265)	137,588
Net increase (decrease) in cash	377,024	(3,420,468)

Cash at beginning of period	126,319	3,546,787
Cash at end of period	$503,343	$126,319

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,109,731	$1,635,360
Taxes	$38,993	$196,425

Issuance of stock upon conversion of indebtedness	$25,233,473	$-

Issued and outstanding common stock (10% of TOT Group's common stock)	$-	$609,000
Assumed debt	-	20,631,000
Total value of consideration for Unified Payments acquisition	$-	$21,240,000

Stock subscription in connection with acquisition of Aptito	$-	$718,750
Transfer of K1 note liability to T1T Lab, LLC in connection with divesture of OOO Music 1	$-	$2,000,000

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

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

The Company is a global technology-driven group that focuses on mobile commerce and payment processing for electronic commerce. On September 25, 2013, the Company divested its entertainment and culture Internet destinations (websites).

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

Cash and Cash Equivalents

The Company maintains its U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000, at all FDIC insured institutions. The bank balances did not exceed FDIC limits at December 31, 2014 and 2013.

The Company maintains $318,416 in un-insured Russian and Cayman Islands bank accounts at December 31, 2014.

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

Other Current Assets

The Company maintains an inventory of terminals, which it uses to service both merchants and independent sales agents. If the terminals are sold for a fee, the Company expenses the cost of these terminals, plus any set up fees at the time of the sale. Many times, the Company will provide the terminals as an incentive to stay with the Company for an average of three year period. In this case the cost of the terminal plus any set up fees will be amortized over three years, which is the average length of a merchant contract. If the merchants leave before the end of their contract, they are obligated to either return the terminal or pay for the terminal. The Company has $532,315 and $446,658 in terminals and IPADS and related equipment acquired as of December 31, 2014 and 2013 respectively, of which $292,718 and $170,378 has been placed with merchants during 2014 and 2013 respectively. Amortization of these terminals amounted to $200,987 and $13,093 for the years ended December 31, 2014 and 2013.

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

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to certain Independent Sales Organizations (“ISO’s”) for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The up-front payment to the ISO is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time of payment and the capitalized acquisition costs are primarily amortized on a straight-line basis over a period of three years.

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

During the years ended December 31, 2014 and 2013, the Company recorded $347,204 and $368,602, respectively, in additional capitalized customer acquisition costs, and $85,769 and $200,988 respectively, in related additional amortization. The balance of customer acquisition costs was $526,728 and $380,511 at December 31, 2014 and 2013, respectively, and is reflected in intangible assets in the accompanying consolidated balance sheets.

Accrued Residual Commissions

The Company pays commissions to ISO’s and independent sales agents or to the Company’s direct sales force based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by the Company on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. The Company reports commission payments as a cost of revenues in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2014 and 2013 the residual commission payable to ISO’s and independent sales agents was $514,252 and $451,374 respectively. The Company pays commission on annual fees and amortizes the fee recognition over twelve months. The Company pays its agents commissions which are included in the $514,242 and $451,374 in advance of recognizing the revenue. Therefore the Company deferred $272,000 and $115,700 of commissions on annual fees for the twelve months ended December 31, 2014 and 2013 respectively, which are included in prepaid expenses in the accompanying consolidated balance sheet and will recognize the deferred fees over the next twelve months. Commission payables are included in accounts payable in the accompanying consolidated balance sheets.

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

The amount recorded as of December 31, 2014 and 2013 for the processing liability was $0 and $107,669, respectively, and is included in long-term debt in the accompanying consolidated balance sheets.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, accounts receivables, merchant portfolios, notes receivable, trade payables and debt instruments. The carrying values of cash and cash equivalents, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $3.3 million as of December 31, 2014 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the Unified Payments acquisition, as discussed in Note 4, were measured at fair value by the Company at the acquisition date. The fair values of the Company’s merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on the Company’s most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment was primarily based on observable inputs using company specific information and is classified as Level 3.

Concentrations

The Company’s total revenue was $21,194,461 for the year ended December 31, 2014. Of this, $19,373,877 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $1,820,584 was derived from processing of mobile electronic payments.

The credit card processing revenues were from merchant customer transactions, which are processed primarily by three “third-party” processors. For the year ended December 31, 2014, the Company processed 63% of its total revenue with Cynergy Data, 24% with National Processing Company (NPC).

The mobile electronic payment revenues were from merchant customer transactions, which are processed primarily by two mobile operators. For the year ended December 31, 2014, the Company processed 3.4% of its total revenue with Beeline (OJSC Vimpelcom), and 3.5% with MTS (Mobile TeleSystems OJSC).

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

Foreign Currency Transactions

The Company is subject to exchange rate risk in its foreign operations in Russia, the functional currency of which is Russian Ruble, where the Company generates service fee revenues and interest income and incurs product development, engineering, website development, and general and administrative costs and expenses. The Russian engineering operations pay a majority of their operating expenses in their local currencies, exposing the Company to exchange rate risk.

The Company does not engage in any currency hedging activities.

Revenue Recognition

The Company recognizes revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists; (2) performance of services has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, signed contract or the processing of a credit card transaction. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. The Company records cash received in advance of revenue recognition as deferred revenue.

Our revenues for the year ended December 31, 2014 and 2013 are principally derived from the following sources:

Service Fees.  Service fees are generated primarily from TOT Payments, LLC, TOT Money’s payment processing and service fees.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At December 31, 2014 and 2013, the Company had 8,938,900 warrants and 119,194 incentive stock options issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the year ended December 31, 2014, there was no impairment of goodwill and intangible assets. As described in Note 4, during the year ended December 31, 2013, the Company recognized charges for impairment of goodwill and intangible assets amounting to approximately $11,200,000 and $872,000, respectively.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2010 and forward, the tax years which remain subject to examination as of December 31, 2014. Please see Note 17 for discussion of the Company’s uncertain tax positions.

Recently Issued and Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company for annual reporting periods beginning after December 15, 2016. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. The Company is evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

Following the consolidation principles promulgated by U.S. GAAP, the consolidated financial statements of the Company include the assets, liabilities, results of operations, and cash flows of the following subsidiaries:

Continuing Operations:

The following entities make up our continuing operations: (1) TOT Group, Inc. (“TOT Group”), a 100% owned subsidiary formed in Delaware; (2) Netlab Systems, LLC (“Netlab”), a wholly owned subsidiary formed in Florida; (3) NetLab Systems IP, LLC, a wholly owned subsidiary formed in Florida; (4) OOO Net Element Russia (“Net Element Russia”), a wholly owned subsidiary formed in Russia (5) Net Element Services, LLC, a wholly owned subsidiary formed in Florida.

The subsidiaries listed above are the parent companies of several other subsidiaries, which hold the Company’s underlying investments or operating entities.

TOT Group is the parent company of TOT Payments, LLC, (TOT Payments) a wholly owned subsidiary formed in Florida, Aptito, LLC, a 80 % owned subsidiary formed in Florida (acquired June 18, 2013), TOT Group Cyprus, a wholly owned subsidiary formed in Cyprus, TOT Group Europe LTD, a wholly owned subsidiary formed in the United Kingdom, TOT Group Kazakhstan, LLC, a wholly owned subsidiary we are currently forming in Kazakhstan, and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.

•	TOT Payments, LLC is the parent company of:
•	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
•	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
•	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
•	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida; and
•	TOT BPS, LLC, a wholly owned subsidiary formed in Florida.
•	OOO TOT Group Russia, is the parent company of its wholly owned OOO TOT Money (a company formed in Russia) ( 30 % of TOT Money was owned by Net Element Russia until September 15, 2013 when this interest was transferred to OOO TOT Group Russia).
•	Netlab Systems, LLC is the parent company of Tech Solutions LTD.
•	A&R Music Holdings (f/k/a Music1) was the parent company of A&R Music Live, LLC (“A&R Music Live”) (operations discontinued January 31, 2013).
•	Net Element Russia is the parent company of OOO TOT Group and OOO Music1 (Russia) (operations discontinued September 25, 2013). Net Element Russia owned 30 % of OOO TOT Money until September 15, 2013 when this interest was transferred to OOO TOT Group Russia.

Discontinued Operations:

The following entities make up our discontinued operations: (1) OOO Music1 (formerly a subsidiary of NETE Russia and divested on September 25, 2013), (2) Ya Talant (divested on September 25, 2013), (3) Splinex (also the parent company of IT Solutions, LTD and also divested on September 25, 2013), (4) MotorSport (also the parent of Motorsport.com, Inc. also divested on September 25, 2013), (5) Openfilm, LLC.   (also the parent of Openfilm Studios, LLC (company closed June 2013) and Openfilm, Inc. (divested September 25, 2013)) and (6) Zivos, LLC (Ukraine) (divested September 25, 2013).

In addition, the consolidated statements of operations and comprehensive loss and statements of cash flows contain activity through September 25, 2013 for discontinued operations of our on-line media businesses.   On September 25, 2013, the Company entered into a Contribution Agreement with T1T Lab, LLC (“T1T Lab”), a Florida limited liability company, and T1T Group, LLC (“T1T Group”), a Delaware limited liability company, pursuant to which on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) in exchange for a 10% interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries.

On February 11, 2014, we agreed to transfer to T1T Group our 10% interest in T1T Lab in consideration for us being released from our obligations to T1T Lab (including the obligations to make capital contributions to T1T Lab).

There are no amounts reported on the consolidated balance sheet for the discontinued entities at December 31, 2014 given the divesture occurred on September 25, 2013.

All material intercompany accounts and transactions have been eliminated in this consolidation.

The Company is subject to various legal proceedings, many involving routine litigation incidental to our business. The outcome of any legal proceeding is not within our complete control, is often difficult to predict and is resolved over very long periods of time. Estimating probable losses associated with any legal proceedings or other loss contingencies are very complex and require the analysis of many factors including assumptions about potential actions by third parties. Loss contingencies are disclosed when there is at least a reasonable possibility that a loss has been incurred and are recorded as liabilities in the consolidated financial statements when it is both (1) probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. If a loss contingency is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements.

NOTE 3. GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $10.2 million for the year ended December 31, 2014, an accumulated deficit of $129 million and negative working capital of $0.7 million at December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

The independent auditors’ reports on the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013 contain explanatory paragraphs expressing substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 4. ACQUISITION TRANSACTIONS

Unified Payments Acquisition

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

On September 4, 2013, the Company entered into a letter agreement, dated as of August 28, 2013, with Oleg Firer, Steven Wolberg, Georgia Notes 18 LLC and Vladimir Sadovskiy, pursuant to which the Company agreed, subject to approval of the Company’s shareholders, to issue such number of shares of Common Stock of the Company equal to 10% of the Company’s issued and outstanding Common Stock as of the date of issuance of such shares in exchange for the Company’s acquisition of the outstanding 10% minority interest in the Company’s 90%-owned subsidiary, TOT Group, Inc. Pursuant to this agreement, the Company is obligated to issue to Mr. Firer (who is Chief Executive Officer and a director of the Company) 4.5% of the Company’s issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary of the Company) 2% of the Company’s issued and outstanding Common Stock as of the date of issuance of such shares.

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

At June 30, 2014, the number of shares, market price and total value for the 10% interest issued by the Company for the acquisition of the 10% minority interest of TOT Group, Inc. were 3,135,856 shares, $4.28 weighted average per share and $13,415,197, respectively. We recorded a non-cash compensation charge for this transaction of $13,922,910, which consists of the $13,415,197 total value of the shares issued, the negative book value of the 10% noncontrolling interest in TOT Group, Inc. of $1,107,713, less the fair value of the 10% TOT Group stock of $600,000.

Aptito Acquisition

On June 18, 2013, Aptito, an indirect subsidiary, entered into an Asset Purchase Agreement with Aptito.com, Inc., a New York corporation (“Seller”), pursuant to which Aptito acquired on such date substantially all of the business assets of Seller. The business assets sold to Aptito by Seller include the development, implementation and sales of an all-in-one, cloud-based, digital POS software and customer relations management and payments platform, including the Restaurant mPOS, a tablet-based POS solution that combines traditional POS functionality with mobile ordering, payments, social media, intelligent offers, mobile applications, loyalty and transactional data all in one solution using Seller’s (and now Aptito’s) cloud-based payments platform.

As consideration for the acquired business assets, (a) Aptito assumed and simultaneously repaid $145,000 of outstanding indebtedness (with an original principal balance totaling $200,000); and (b) we issued to Seller 125,000 restricted shares of our common stock, which shares vested quarterly over 12 months (valued at $718,750). The total purchase consideration was $918,750 and ascribed to goodwill. At December 31, 2014, 125,000 shares with a value of $718,750 have been vested.

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

Revenue and net loss from operations for Aptito from the date of acquisition through the year ended December 31, 2013 was $32,784 and ($406,376), respectively.

Unaudited Pro Forma Information - Acquisitions

The following unaudited supplemental pro forma results of operations include the results of operations of each of the companies acquired in the second quarter of 2013 described above as if each had been consolidated as of January 1, 2013, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.   Additionally, GMM Motorsports Media was divested on September 25, 2013 (see Note 5).

The unaudited pro forma combined results of operations for the year ended December 31, 2013 was prepared by adjusting the historical results of the Company to include the historical results of the acquisitions described above as if they occurred January 1, 2013. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future and certain entities have been divested (see Note 5).

Net Element

Consolidated Proforma Statement of Operations

December 31, 2013

NET Revenues	$25,378,495

Net Loss from continuing operations	$(41,948,056)

NOTE 5. DISCONTINUED OPERATIONS

On September 25, 2013, the Company entered into a Contribution Agreement (the “Divestiture Contribution Agreement”) with T1T Lab, LLC, a Florida limited liability company (“T1T Lab”), and T1T Group, LLC, a Delaware limited liability company (“T1T Group”), pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the “Disposed Subsidiaries”).   The Disposed Subsidiaries constitute all of the Company’s interests in online media businesses and operations (referred to herein collectively as the Company’s “entertainment assets”).   As described further below, following the transactions effectuated pursuant to the Divestiture Contribution Agreement, the Company indirectly owned a minority interest in the Disposed Subsidiaries through its 10% membership interest in T1T Lab.   The Company disposed its entertainment assets in order to focus its business operations on mobile payments, transactional services and related technologies and to reduce the significant expenses associated with developing and maintaining the entertainment assets.

Pursuant to the Divestiture Contribution Agreement, the Company contributed to T1T Lab all of its membership and participation interests in the Disposed Subsidiaries and agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000  (recorded as part of Due to related Parties (current portion) on the consolidated balance sheet for 2013),  payable in full or in installments when requested by T1T Lab but in no event later than within the 12-month period after September 25, 2013 (unless such period is mutually extended in writing by the Company and T1T Group).

Subject to T1T Lab’s prior written approval, a portion of the Company’s initial capital contribution may be made in the form of future services provided by the Company, with the value of such services to be agreed upon in writing between the Company and T1T Group prior to providing such services. The amount of the Company’s initial capital contribution is a negotiated amount required for T1T Lab to acquire the Disposed Subsidiaries. In exchange for such contributions, the Company was issued a 10% membership interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by the Company to K 1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable by the Disposed Subsidiaries to the Company, on the one hand, and by the Company to the Disposed Subsidiaries, on the other hand, were forgiven by the Company and by T1T Lab (as applicable).  The investment, which amounted to $46,113, is accounted for under the cost method since the Company owns 10% of T1T Lab, LLC and does not influence the operations of T1T Lab, LLC.

On February 11, 2014, the Company agreed to transfer to T1T Group all of the Company’s interest in T1T Lab, LLC in consideration for the Company being released from its obligations to T1T LAB, LLC (including the obligations to make capital contributions to T1T LAB, LLC).

T1T Group is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi, a stockholder of the Company).

Based on the foregoing, and in conformity with applicable accounting guidance, the Disposed Subsidiaries qualify as a discontinued operation.   Accordingly, financial results of the Disposed Subsidiaries have been reported as discontinued operations in the consolidated statements of operations and comprehensive loss for all periods presented.

Summarized results of the Company’s discontinued operations are as follows:

Year ended December 31,
2013

Revenues	$14,484

Loss Before Income taxes	(1,339,646)

Income Tax Benefit	-

Net Loss from Discontinued Operations	$(1,339,646)

As of December 31, 2014 or 2013, there were no assets or liabilities of discontinued operations because the entities were divested on September 25, 2013.

NOTE 6. NOTES RECEIVABLE

As of December 31, 2014 and 2013 the Company had net notes receivable of $0.

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

Infratont

On November 26, 2012, the Company entered into a loan agreement with Infratont Equities, Inc. (“Infratont”), pursuant to which the Company loaned $1,791,475 to Infratont for the purpose of providing the borrower with working capital and funding of business development in general. The loan had a stated maturity of November 15, 2013 and accrued interest at a rate of 1.75 % per month, payable quarterly commencing in March 2013. The effect of the loan was to defer a repayment obligation of Tcahai Hairullaevich Katcaev to Mr. Polyanovskiy pursuant to an unrelated loan not involving the Company. Mr. Katcaev is the former general director of the Company’s subsidiary, TOT Money, and he owned a 20 % interest in RM Invest, a payment processing business in Russia. During the year ended December 31, 2013, the Company determined the Infratont loan was uncollectible and wrote off the outstanding balance against the corresponding allowance.

Former General Director TOT Money

During the second quarter of 2013, our new CEO and newly appointed management of TOT Group Russia completed its analysis of its aggregator and mobile operator relationships. As part of this review, management determined that the former general director of TOT Money provided advances to aggregators, which exceeded the future processing volumes to be provided by these aggregators. As a result, management concluded that a significant portion of these advanced amounts would not be recoverable in the form of future business from the aggregators. The former general director assumed responsibility for a certain amount of these advances and entered into a settlement agreement for $7.8 million, which was discounted and then fully reserved. The settlement agreement was deemed uncollectible on February 10, 2014 when the former general director resigned.

NOTE 7. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from processors and Russian mobile operators. Total accounts receivable amounted to $3,417,173 and $10,619,289 at December 31, 2014 and 2013 respectively, consisting primarily of $1,346,118 and $9,118,849 of amounts due from Russian mobile operators and $2,071,053 and $1,498,620 of credit card processing receivables at December 31, 2014 and 2013 respectively.

The $2,071,053 and $1,498,620 of merchant receivables are presented net of a $103,030 and $2,111,303 allowance for doubtful accounts, respectively. There were additional charges to provision for loan losses for the year ended December 31, 2014 for $496,712 for ACH rejects in the normal course of operations and a ($1,649,858) recovery as a result of an adjustment to the allowance for bad debts for our Russian operations.

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

We monitor all accounts receivable and transactions with mobile operators and aggregators on a monthly basis to ensure collectability and the adequacy of loss provisions. Considerations include payment history, business volume history, financial statements of borrower, projections of borrower and other standard credit review documentation. Management uses its best judgment to adequately reserve for future losses after all available information is reviewed.

NOTE 8. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	December 31, 2014	December 31, 2013
Furniture and equipment	3 - 10	$132,228	$236,432
Computers	2 - 5	61,369	254,280
Total		193,597	490,712
Less: Accumulated depreciation		(122,679)	(353,445)
Total fixed assets, net		$70,918	$137,267

Depreciation expense for the years ended December 31, 2014 and 2013 was $84,488 and $142,237, respectively.

NOTE 9.  INTANGIBLE ASSETS

Merchant Portfolios

Merchant Portfolios consisted of portfolios purchased by us and earn future streams of income for the foreseeable future. The remaining useful lives of these portfolios ranged from 15 months to 36 months at the time of acquisition. At December 31, 2014 and 2013 the net value of these portfolios were $1,082,731 and $1,698,421 respectively.

The useful lives of merchant portfolios represent management’s best estimate over which the Company will recognize the economic benefits of these intangible assets.

The Company impaired the net asset value of the First Data portfolio (see Note 13 – Litigation) and has written off the portfolio value (net of accumulated amortization) in the amount of $872,354 at December 31, 2013. The Company has recognized this charge as a loss from impairment of portfolios in the accompanying statement of operations and comprehensive loss for 2013.

The Company capitalizes software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized. During 2014, the Company capitalized $371,992 of development costs as part of developing for: point of sale software ($243,341), payment processing software ($100,782) and mobile payments billing software ($27,869). There were no capitalized software development costs at December 31, 2013.

During the year ended December 31, 2013, two key executives signed covenants not to compete. These covenants have a three-year life and have an estimated fair market value $361,667 and $641,667 as of December 31, 2014 and 2013, respectively.

The Company had $2,492,050 and $2,964,424 at December 31, 2014 and 2013, respectively. Shown below are the details of intangible assets as of December 31, 2014 and 2013:

	Domain Name	IP Software	Portfolios	Client Acquisition Costs	Covenant Not to Compete	Capitalized Patent Cost	Total
Balance at December 31, 2012	$73,751	$-	$-	$-	$-	$37,919	$111,670
Additions	-	258,748	4,370,000	466,280	840,000	-	5,935,028
Amortization	-	(14,923)	(1,799,225)	(85,769)	(198,333)	(2,017)	(2,100,267)
Impairment	-	-	(872,354)	-	-	-	(872,354)
Divested	(73,751)	-	-	-	-	(35,902)	(109,653)
Balance at December 31, 2013	$-	$243,825	$1,698,421	$380,511	$641,667	$-	$2,964,424
Additions	-	371,992	1,151,000	343,331	-	-	1,866,323
Amortization	-	(94,893)	(1,766,690)	(197,114)	(280,000)	-	(2,338,697)
Impairment	-	-	-	-	-	-	-
Balance at December 31, 2014	$-	$520,924	$1,082,731	$526,728	$361,667	$-	$2,492,050

Amortization expense for the year ended December 31, 2014 was $2,338,697, of which, $2,273,648 was included in depreciation and amortization and $65,049 was included in cost of goods sold, and was $2,100,267 for the year ended December 31, 2013.

The following table presents the estimated aggregate amortization expense of other intangible assets for the next five years ending December 31, 2015 - 2019.

Year	Amortization Expense
2015	$1,184,284
2016	807,888
2017	499,878
2018 - 2019	-
Total	$2,492,050

NOTE 10. SHORT TERM LOANS

Alfa-Bank Factoring Agreement

At December 31, 2013, we had $8,478,810 in short term loans payable under a factoring agreements with Alfa-Bank that was entered into by our Russian subsidiary, TOT Money. The Company chose to self-finance during 2014 and the balance of this facility was zero at December 31, 2014.

In September 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended (as amended and supplemented prior to the date hereof by supplement agreements, the “Factoring Credit Facility”), TOT Money assigned to Alfa-Bank its accounts receivable as security for financing for up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars at time of signing). The amount loaned by Alfa-Bank pursuant to the Factoring Credit Facility with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the Factoring Credit Facility, Alfa-Bank is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. Interest on the factoring arrangement ranged from 9.70% to 11.95% annually of the amounts borrowed, with servicing fees ranging from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 million in U.S. dollars) per account receivable. TOT Money’s obligations under the Factoring Credit Facility also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is the Chairman of the Board of Directors of the Company and a shareholder. The Factoring Credit Facility expired on April 20, 2014 and was repaid.

On September 17, 2014, TOT Money entered into the Supplement Agreement No. 14 and the Supplement Agreement No. 15 with Alfa-Bank (“Amendment No. 15”), which renewed and amended the Factoring Credit Facility. Pursuant to such amendments, the Factoring Credit Facility was renewed and will expire on June 30, 2016, the maximum aggregate limit of financing (secured by TOT Money’s accounts receivable) to be provided by Alfa-Bank to TOT Money under the Factoring Credit Facility was increased to 415 million Russian rubles (approximately US $10.8 million based on the currency exchange rate on September 17, 2014), Alfa-Bank’s compensation fees (commissions) for providing financing to TOT Money was amended to be computed as a financing rate that ranges from 13.22% to 14.50% of the amounts borrowed, depending upon the number of days in the period from the date financing is provided until the date the applicable account receivable is paid, and the maximum amount of financing on account of the monetary claim assigned by TOT Money to debtor was increased from 80% to 100% of the assigned amount of monetary claim against which the financing is affected. This financing is a factoring facility in which TOT Money could assign to the bank certain (but not all) of its accounts receivable suitable to the lender under such facility as security for financing.  Accordingly, the amounts of our draws under such facility from time to time will depend on the amounts of the accounts receivable suitable for such assignment as of the time we choose to draw under such facility.  We have not drawn any funds under such credit facility and the balance was zero at December 31, 2014.

Alfa-Bank Credit Agreement

In August 2012, TOT Money entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to TOT Money with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed of 53.9 million rubles (approximately $1.8 million in U.S. dollars) under the Credit Agreement is 3.55% per annum. The loan was secured by 55.0 million rubles of restricted cash (approximately $1.8 million in U.S. dollars). Alfa-Bank had the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. TOT Money’s obligations under the Credit Agreement are secured by a pledge of TOT Money’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. The line of credit expired on May 20, 2014 and we did not renew this Credit Agreement. There was no balance outstanding at December 31, 2014.

Bank Otkritie Credit Agreement

On November 14, 2014, TOT Money entered into a factoring services agreement (together with related and ancillary agreements, collectively, the “Agreement”), dated as of November 5, 2014, with Open Joint-Stock Company “Bank Otkritie Financial Corporation” (“Bank Otkritie”).

Pursuant to the Agreement, TOT Money will assign to Bank Otkritie its accounts receivable as security for financing in an aggregate amount of up to 200 million Russian rubles (or approximately US $4,237,288 based on the currency exchange rate as of the close of business on November 17, 2014) provided by Bank Otkritie to TOT Money. Pursuant to the Agreement, Bank Otkritie is required to track the status of TOT Money’s account receivables, monitor timeliness of payment of such accounts receivable, and provide related services. The term of the agreement is from November 5, 2014 until November 5, 2017.

Bank Otkritie’s compensation pursuant to the Agreement for providing services for the administrative management of accounts receivable is 50 Russian rubles per account receivable. Bank Otkritie’s compensation pursuant to the Agreement for providing financing to TOT Money is calculated as a financing rate that ranges from 14.25% to 15.65% of the amounts borrowed, depending on the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; provided, however, Bank Otkritie has the unilateral right to change such financing rates upon notice to TOT Money.

If there is a delay in payment by TOT Money of any sums due to Bank Otkritie under the Agreement, Bank Otkritie has the right to demand that TOT Money pay a penalty in the amount of 0.3% of the outstanding debt for each day of delay. The Agreement may be terminated by Bank Otkritie and the financial obligations of TOT Money under the Agreement may be accelerated in certain circumstances, including, without limitation: (i) if TOT Money violates its obligations under the Agreement; (ii) if insolvency or involuntary liquidation proceedings are initiated with respect to TOT Money; (iii) if TOT Money’s financial condition deteriorates, including unprofitable activity that leads to a 25% or more reduction of TOT Money’s net assets; (iv) if TOT Money makes amendments to the contracts that are the subject of the assigned accounts receivable without the consent of Bank Otkritie, (v) if TOT Money’s legal status changes, (vi) if TOT Money assigns any invalid or non-existing account receivable to Bank Otkritie, or (vii) if certain other conditions exist as specified in the Agreement. This financing is a factoring facility in which TOT Money could assign to the bank certain (but not all) of its accounts receivable suitable to the lender under such facility as security for financing.  Accordingly, the amounts of our draws under such facility from time to time will depend on the amounts of the accounts receivable suitable for such assignment as of the time we choose to draw under such facility.  We have not drawn any funds under such credit facility and the balance was zero at December 31, 2014.

Oleg Firer, our Chief Executive Officer, has personally guaranteed our financing agreement with Bank Otkritie.

NOTE 11. ACCRUED EXPENSES

At December 31, 2014 and December 31, 2013, accrued expenses amounted to $2,351,885 and $3,484,963, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of December 31, 2014 and December 31, 2013.

	December 31, 2014	December 31, 2013
Accrued professional fees	$295,144	$711,340
Short term loan advances	-	240,000
Promotional expense	75,346	261,311
Accrued interest	-	196,396
Accrued payroll	70,463	282,804
Accrued bonus	1,409,131	1,265,597
Accrued foreign taxes	189,690	350,743
Other accrued expenses	312,111	176,772
	$2,351,885	$3,484,963

Accrued performance bonuses of $1,409,131 and $1,265,597 at December 31, 2014 and 2013 is attributed to the TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 12. LONG TERM DEBT

Long term debt consisted of the Following:

	December 31,	December 31,
	2014	2013
MBF Merchant Capital LLC	$-	5,000,584
RBL Capital Group, LLC	3,315,000	2,565,306
Capital Sources	-	2,300,000
Georgia Notes	-	11,098,066
Other	-	107,668

Less Current Portion	(98,493)	(3,816,093)
Long Term Debt	$3,216,507	$17,255,531

MBF Merchant Capital, LLC

Our note payable to MBF Merchant Capital, LLC (“MBF”) was restructured in May 2014 and repaid in July 2014. The restructuring in May 2014 exchanged $5.0 million in notes payable for (i) a $3.0 million note with a stated interest rate of 12.0% maturing on August 2018 (ii) 100,000 shares of our common stock and (iii) a cash payment of $400,000. The terms of the note restructuring required monthly principal and interest payments of $79,001 commencing September 10, 2014 and ending August 10, 2018. For the first three months of the loan, we were only required to make interest-only payments in the amount of $30,000 per month commencing on June 10, 2014 and ending August 10, 2014. In connection with the MBF loan restructuring, we agreed to make a contingent payment to MBF in the amount of $500,000 in the event that we exercise our right to redeem the warrants outstanding. The restructuring was accounted for as an extinguishment, and the $1,800,000 decrease in the loan principal, resulted in a $1,596,000 gain on the debt restructure and is reported in the Statements of Operations and Comprehensive Loss for the twelve months ended December 31, 2014. On July 17, 2014 the note balance of the $3,000,000 was refinanced by a facility issued by RBL Capital Group.

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

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the RBL Loan Agreement, RBL agreed to extend to the co-borrowers a credit facility under which such co-borrowers may borrow up to $10,000,000 from RBL during the period of 18 months from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate will not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. The $3,315,000 loan described above was drawn down from the line of credit and subsequently rolled into the above note. At December 31, 2014 the Company had $6,685,000 available on its credit line.

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

On April 7, 2014 we repaid the two notes payables to RBL, with a combined aggregate principal balance of $2,350,956 ($2,601, 842 inclusive of interest and prepayment fees totaling $250,886).

The note with the principal balance of $1,416,926 provided for the payoff of restructuring interest in the amount of $92,239. The loan pay off also provided for pro rata interest in the amount of $16,020 and a prepayment premium in the amount of $42,508 which was also charge to interest expense. The total payoff for this note amounted to $1,567,693. We accrued monthly payments of $77,560 in principal and interest at 15.636%, plus an additional 5% in restructuring interest from January 2013 through March 2014 for a total of $106,856 which was included in the pay off.

The note with the principal balance of $934,030 provided for the payoff of restructuring interest accrued in the amount of $90,615. The loan payoff also provided for pro rata interest in the amount of $9,505. The total payoff of this note amounted to $1,034,150. We made monthly payments of $84,584 in principal and interest plus accrued an additional 5% restructuring interest from January 2013 through March 2014 for a total of $116,533.

On April 21, 2014, we entered into a Secured Convertible Senior Promissory Note (the “Note”) with Cayman Invest, S.A. (“CI”). Pursuant to the Note, CI agreed to loan $11,200,000 to us. No interest accrued under the Note; provided, however, that upon a default under the Note, the Note would accrue simple interest at 12% per annum. Prior to March 31, 2015, effective upon a first financing closing after the date of the Note, in which we receive financing of at least $10 million from a third party (the “Qualified Financing”), the entire principal amount of the Note would be automatically converted into common shares equal to 15% of the then outstanding shares of the Company. Effective upon an equity financing after the date of this Note in which we issue stock, (other than a Qualified Financing) or at any time before or after March 31, 2015, at the option of CI, the entire principal amount of the Note could be converted into common shares equal to 15% of the then outstanding shares of the Company. Unless converted, the outstanding amount under the Note would be due and payable on the earlier of March 31, 2015 and the closing of a sale of a majority of the ownership of the Company or any voluntary or involuntary liquidation, dissolution, or winding up of the Company. Under the Note, we agreed to take all actions to have the obligations under the Note positioned as a senior security interest secured by all of the Company’s assets and by those payment processing portfolios owned as of the date of the Note. On June 30, 2014, as a result of the closing of the credit facility under the RBL Loan Agreement, the entire principal amount of the CI Note was converted into 5,569,158 shares of common stock constituting 15% of the then outstanding shares of common stock the Company. Accordingly, the CI Note is no longer outstanding.

During 2014, we recorded a gain on the change in fair value on the beneficial conversion derivative in the amount of $5,569,158 as a result of the conversion of the Cayman Invest loan to common stock. This was offset by a loss on debt payoff of the Cayman Invest loan in the amount of ($3,962,406) primarily due to the write-off of the remaining debt discount on the loan.

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

In January 2014, the preferred membership interests in Unified Payments plus accrued payment in kind (PIK) interest thereon was converted to an 8% interest-only loan with a face value of approximately $13.3 million (known as Georgia Notes 18, LLC Note). The loan matures on January 1, 2017.

On September 15, 2014 we completed a debt exchange program with Crede Capital, LLC, which eliminated both the Capital Sources and Georgia Notes debt obligations. In addition the transaction eliminated certain unamortized related accrued interest and debt discount. On September 15, 2014, we entered into a Master Exchange Agreement with Crede CG III, Ltd., an exempted company incorporated under the laws of Bermuda (“Crede”). Prior to entering into the Agreement, Crede acquired two existing promissory notes that had been previously issued by us, one with $2,343,500 principal amount outstanding plus interest due to Capital Sources of New York and the other with $13,533,360 principal amount outstanding plus interest due to Georgia Notes 18, LLC. Pursuant to the Agreement, we and Crede agreed to exchange, in whole or in part, these promissory notes for such number of shares of our common stock as determined under the Agreement based upon 80% of the volume-weighted average trading price of our Common Stock for a specified period of time (up to 90 trading days) subsequent to each exchange (the “True-Up Period”).

Crede elected to exchange the entire amount of both promissory notes on September 15, 2014. The “exchange price” for this initial exchange was $5.70. Accordingly, on September 15, 2014, we exchanged 125% of the principal and interest under both promissory notes into 3,481,768 shares of our Common Stock. As this number of shares is subject to adjustments over the True-Up Period following this exchange, we issued to Crede an additional 2,321,177 for such adjustments. The number of shares was determined by dividing the aggregate amount of the promissory notes by 80% of the volume-weighted average trading price of the Common Stock during the True-Up Period.

The transaction was recorded with a $2,462,987 loss which is included in loss on debt extinguishment the Consolidated Statements of Operations and Comprehensive Loss.

The effects of the transaction were as follows:

Total Shares Provided	5,802,945
Market Price Sept 15, 2014	$2.88
Value of Stock Issued	$16,712,482
Georgia Notes	(13,268,000)
Accrued interest	(345,360)
Discount on Georgia Notes	1,663,865
Capital Sources	(2,300,000)
Loss on Debt Extinguishment	$2,462,987

Scheduled Debt Principal Repayment

Scheduled principal maturities on RBL indebtedness at December 31, 2014 is as follows:

Year ended December 31, 2015	$606,567
Year ended December 31, 2016	755,512
Year ended December 31, 2017	867,484
Year ended December 31, 2018	996,051
Year ended December 31, 2018	89,386
Balance as of December 31, 2014	$3,315,000

NOTE 13. COMMITMENTS AND CONTINGENCIES

On May 10, 2013, we entered into a new lease agreement, which is dated as of May 1, 2013, for approximately 5,200 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. We moved our corporate headquarters and principal executive office to this location in June 2013. The term of the lease agreement is from May 1, 2013 through December 31, 2016, with monthly rent at the rates of $16,800 per month (or $134,400 for the initial eight-month period) for the period from May 1, 2013 through December 31, 2013, $17,640 per month (or $211,680 per year) for the period from January 1, 2014 through December 31, 2014, $18,522 per month (or $222,264 per year) for the period from January 1, 2015 through December 31, 2015 and $19,448.10 per month (or $233,377.20 per year) for the period from January 1, 2016 through December 31, 2016.

Until May 31, 2013 we leased approximately 6,500 square feet of office space in Miami, Florida at annual rent of $201,695.  Beginning in January 2013 until the lease term expired, Enerfund, LLC, which is wholly owned by our stockholder, Mike Zoi, used part of this office space and paid a pro-rata amount of the rent in an amount equal to $8,500 per month (or $102,000 per year). The lease term expired May 31, 2013 and we relocated to Unified Payments’ office in North Miami Beach (described in the preceding paragraph) upon the expiration of the lease.

Netlabs Systems, LLC, through its Russian representative office, currently leases 650 square feet of office space in Yekaterinburg, Russia, where it conducts Aptito and Sales Central development activities, at annual rent of approximately $11,000. This lease expired January 10, 2015 and we moved to a larger office in the same building which is 940 square feet at annual rent of approximately $15,800. The current lease term expires January 2016. The previous facility was too small for our current needs given we have moved the development of Aptito POS system in-house and our team of developers grew from 7 to 14 in October 2014.

Net Element Russia leases approximately 2,033 square feet of office space in Moscow, Russia at annual rent of $133,285, as well as one corporate apartment at annual rent of $16,010. The current lease term for the office space expires on July 9, 2015 and we expect to renew this lease at that time. The current lease term for corporate apartment expires on September 13, 2015. We believe that these facilities are adequate for our anticipated needs.

Litigation

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause.  In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement.  TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement.  The defendant is the successor in interest to Paymentech.  On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges.  TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division.  Plaintiffs’ opposition to Defendant’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant’s Reply to Plaintiff’s opposition was filed October 31, 2013.  Defendants filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013.  The case was subsequently dismissed and an appeal has been filed. In July 2014, Plaintiffs and Defendants counsel met as part of the Appeals process to limit the scope of the Appeal and to try settle some of the claims. Independently of this, representatives of Plaintiff and Defendant pursued discussions to attempt a settlement outside of the judicial process. Those efforts failed and legal counsel recently filed papers perfecting the Appeal.  A hearing date has not yet been scheduled.

OOO-RM Invest

A. On March 17, 2014, we were served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with us allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that we would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that we would assume certain liabilities of Plaintiff; (d) that we would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that we would deliver DST account and stated key DST structures  to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of our stock; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (h) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (i) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that we breached our obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million. We strongly deny the allegations referenced in the complaint and engaged legal counsel to defend its interests.  A Motion to Dismiss on jurisdictional as well as substantive grounds was filed but denied by the court. We filed multiple counterclaims against the Plaintiff and this matter is ongoing.

B.   On August 12, 2014, legal counsel representing Net Element, Inc. received a Notice from the American Arbitration Association advising that the same Plaintiffs in the RMV Invest case above have instituted a parallel Arbitration claim dealing with substantially the same issues as addressed in the lawsuit.  As with the referenced lawsuit, we strongly deny the allegations referenced in the arbitration proceedings.  Legal counsel representing us filed a Motion to Dismiss, or in the Alternative, Stay Arbitration in the federal court case.  That Motion was denied on the basis that there is a pending Motion to Dismiss on jurisdictional Grounds. In October 2104, legal counsel filed a Motion to Dismiss with the Arbitrator on several grounds: (1) by filing the federal court action RM Invest waived its right to arbitrate and (2) RM Invest should not be permitted to pursue the same relief in two actions.  The Arbitration case was recently dismissed in view of the pending Federal Court action.

Wayne Orkin

On June 27, 2014, we were served with a lawsuit filed in the Los Angeles County of the Superior Court of California by Wayne Orkin.  Orkin was a former employee of an entity First Business Solutions, LLC (“FBS”) that was a subsidiary of Unified Payments, LLC.  The assets of Unified Payments, LLC were acquired by us in April 2013. Unified Payments, LLC is also a named defendant in this lawsuit.  In his complaint, Orkin is claiming a ”unity of interest in ownership” between the Defendants and that each of the named defendants were agents, alter egos and authorized representatives of one another.  Orkin claims that the defendants breached its obligations pursuant to a verbal agreement allegedly into entered into in 2010 whereby he would allegedly be entitled to certain royalties resulting from the sales of a payment browser technology purchased by FBS from Orkin’s entity.  The Plaintiff is claiming unspecified damages for alleged breach of contract, breach of covenant of good faith and fair dealing, misappropriation of technology, fraud and conversion. We assert that we never had any dealings with Orkin and strongly deny all allegations contained in the Complaint. We have engaged California counsel to represent our interests.

On September 23, 2014, The Court upheld the Motion to set aside a default judgment previously entered against Unified Payments.  On the motion to dismiss (“demurrer”), Plaintiffs attorney advised the court they are planning to amend their complaint to attempt to address the deficiencies raised by our counsel.  As at the time of this update, no amended complaint has been filed.  As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration. A Notice of Arbitration was mailed to us but we have not yet heard from the Arbitration Association that an Arbitrator has been appointed or setting out an Arbitration date.

Aptito.com, Inc.

Our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County.  This is an interpleader action in regards to 125,000 shares of stock.  Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of Net Element, Inc. stock.  There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares.  To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the Defendants to litigate amongst themselves as to how the shares should be distributed.  We are in the process of attempting service on all defendants.

Gene Zell

In June 2014, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell for defamation of our Company and CEO and tortious interference with our business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. Zell violated the Court Order and the Court granted a Motion imposing sanctions against Zell. We continue to seek enforcement of the Court Order.

Other Legal Proceedings

We also are involved in certain legal proceedings and claims, which arise in the ordinary course of business. In our opinion, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on its results of operations, financial condition, or cash flows. As more information becomes available, if we should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve, it could be material and could adversely impact its results of operations, financial condition, and cash flows.

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

At December 31, 2014, we had $0 due to related parties. At December 31, 2013, we had $1,451,357 due to related parties, consisting primarily of $1,149,391 due to T1T Lab, and $301,966 due to Enerfund. Pursuant to a letter agreement dated June 10, 2014, we agreed to pay Enerfund $77,128 and Enerfund agreed to forgive amounts due in excess of this amount. As a result, we recorded a gain of $241,173 for the quarter ended September 30, 2014 when we adjusted our related party payable from Enerfund from $301,966 to $77,128. The $77,128 due to Enerfund was paid in October 2014.

NOTE 15. STOCKHOLDERS’ EQUITY

On December 9, 2014, our shareholders approved the increase in authorized common stock to 200,000,000 from 100,000,000.

K1 Agreement

On December 5, 2013, we entered into (i) a letter agreement (the “K1 Agreement”) with TGR Capital, LLC and K 1 Holding Limited (“K1 Holding”) and (ii) a Services Agreement with K1 Holding (the “Services Agreement”). The K1 Agreement required us to issue to K1 Holding a number of restricted shares of common stock equal to 4% of the total issued and outstanding shares of our common stock at the time of issuance or 1,125,109 shares. Mr. Krutoy, through K1 Holding, owns a 33% equity interest in MUSIC 1 LLC (a/k/a OOO Music1), a former subsidiary. We recorded a compensation charge of $2,587,749 for the year ended December 31, 2013. Further, the K1 Agreement requires TGR Capital, LLC to transfer to K1 Holding such number of restricted shares of our common stock as is needed to bring K1 Holding’s and Mr. Krutoy’s aggregate beneficial ownership of common stock of the Company to 10% of the total issued and outstanding shares of common stock at the time of such transfer. The issuance and transfer of such shares of common stock to K1 Holding is consideration for the services to be provided pursuant to the Services Agreement (as described below) and for making a $2 million loan to us that was made on May 14, 2013 (the related promissory note was subsequently assumed by T1T Lab, LLC in connection with our disposition of its online media subsidiaries to T1T Lab, LLC on September 25, 2013). Each of TGR Capital, LLC and T1T Lab, LLC is an affiliate of our then director and majority shareholder, Mike Zoi.

The Services Agreement provides that K1 Holding will provide investor relations services for us outside the United States and that K1 Holding will assist us with future negotiations and maintaining their relationship with Mobile TeleSystems OJSC, MegaFon OJSC, OJSC VimpelCom (a/k/a Beeline) and their respective affiliates (collectively, the “Mobile Carriers”). Our subsidiary, TOT Money, has agreements to provide mobile payment processing services for electronic payments using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) initiated by the mobile phone subscribers of each of the Mobile Carriers in Russia. The term of the Services Agreement expires on December 5, 2015.

Share Repurchase Program

During December 2012, our Board of Directors authorized, and announced a plan permitting the repurchase of up to $2.5 million of issued and outstanding shares of our common stock in open market or privately negotiated transactions during the 24-month period ending December 10, 2014. We did not repurchase any stock during the year ended December 31, 2014. For the year ended December 31, 2013, we repurchased 169,022 shares of our common stock for $477,936 or an average price of $2.83 per share including 137,207 shares that were repurchased by us in a private transaction outside the parameter of the publicly announced repurchase plan.

Purchase of Noncontrolling Interest in TOT Group, Inc.

In September 2013, we entered into a letter agreement with Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy, pursuant to which we agreed, subject to shareholder approval, to issue such number of shares of Common Stock equal to 10% of our issued and outstanding Common Stock as of the date of issuance of such shares in exchange for our acquisition of the outstanding 10% minority interest in our 90%-owned subsidiary, TOT Group, Inc. Pursuant to this agreement, we were obligated to issue to Mr. Firer (who is our Chief Executive Officer and a director) 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is our Chief Legal Officer and Secretary) 2% of our issued and outstanding Common Stock as of the date of issuance of such shares. The agreement was subject to shareholder approval which occurred in December 2013. We recorded a compensation charge of $13,305,817, representing the value of the shares issued to Messrs. Firer and Wolberg. Effective June 30, 2014, the parties to the letter agreement executed Amendment No. 1. Prior to the date of this Amendment No. 1 (June 30, 2014), the parties calculated the number of shares to be issued is to reflect shares that constitute a 10% interest on the pre-share issuance basis. Effective the date of this Amendment No. 1 (June 30, 2014), the parties agree that the number of shares to be issued is to be calculated to reflect shares that constitute a 10% ownership in on the post-share issuance basis. As a result of this amendment, we recorded an additional compensation charge of $617,093 for the issuance of 323,085 additional shares at June 30, 2014. Pursuant to this letter agreement, as amended, we issued to Mr. Firer 1,411,135 restricted shares of Common Stock representing 4.5% of our issued and outstanding Common Stock as of the date of issuance of such shares, and to Mr. Wolberg (who is Chief Legal Officer and Secretary) 627,171 restricted shares of Common Stock representing 2% of our issued and outstanding Common Stock as of the date of issuance of such shares. We recorded a compensation charge of $13,305,817 for the year ended December 31, 2013.

On September 25, 2013, we entered into a Contribution Agreement with T1T Lab, LLC, a Florida limited liability company (“T1T Lab”), and T1T Group, LLC, a Delaware limited liability company, pursuant to which, on September 25, 2013, the Company contributed to T1T Lab all of its membership and participation interests in its subsidiaries Openfilm, LLC, Motorsport, LLC, Splinex, LLC, LegalGuru, LLC and MUSIC 1 LLC (a/k/a OOO Music1) (collectively, the “Disposed Subsidiaries”). The Disposed Subsidiaries constitute all of our interests in online media businesses and operations (referred to herein collectively as our “entertainment assets”). Pursuant to the Contribution Agreement, we contributed to T1T Lab all of its membership and participation interests in the Disposed Subsidiaries and agreed to make an initial capital contribution to T1T Lab in the amount of $1,259,000, a portion of which may be paid in the form of future services provided by us. In exchange for such contributions, we were issued a 10% membership interest in T1T Lab and T1T Lab assumed $2,162,158 in liabilities (including $2,000,000 owed by us to K 1 Holding Limited pursuant to a promissory note dated May 13, 2013) related to the Disposed Subsidiaries. In addition, all intercompany loans payable by the Disposed Subsidiaries to us, on the one hand, and by us to the Disposed Subsidiaries, on the other hand, were forgiven. Total intercompany loans forgiven by us, net of the total intercompany loans forgiven by the Disposed Subsidiaries, was $9,254,725. The remaining 90% membership interest in T1T Lab is owned by T1T Group, LLC, which is wholly-owned by Enerfund, LLC (which is wholly-owned by Mike Zoi). On February 11, 2014, we executed an Assignment of Membership Interest in favor of T1T Group, LLC. Pursuant to such assignment, we transferred to T1T Group all of our Interests in T1T LAB, LLC in consideration for us being released from all obligations to T1T LAB, LLC (including the obligations to make capital contributions to T1T LAB, LLC). We previously owned ten percent (10%) of the membership interest in T1T LAB, LLC. Upon such assignment, we have no further interests or obligations to T1T LAB, LLC.

On February 11, 2014, we executed an Assignment of Membership Interest in favor of T1T Group, LLC (“T1T Group”). Pursuant to such assignment, the Company transferred to T1T Group all of our Interests in T1T LAB, LLC in consideration for us being released from all obligations to T1T LAB, LLC (including the obligations to make capital contributions to T1T LAB, LLC). We previously owned ten percent (10%) of the membership interest in T1T LAB, LLC. Upon such assignment, we have no further interests or obligations to T1T LAB, LLC. Oleg Firer, previously appointed as an “Executive” of T1T LAB, LLC, resigned his position with that entity effective February 11, 2014.

Equity Incentive Plan

On December 5, 2013, the Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). The purpose of the 2013 Plan is to encourage and enable Company employees, independent contractors and directors of us to acquire a proprietary interest in the Company through the ownership of our Common Stock and other rights with respect to our Common Stock. Such ownership is intended to provide such employees, independent contractors and directors with a more direct stake in the future welfare of the Company. It is also expected that the 2013 Plan will encourage qualified persons to seek and accept employment with us and our subsidiaries and to become and remain directors of the Company. Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of Common Stock that are restricted (“Restricted Shares”); (v) units representing shares of Common Stock (“Performance Shares”); (vi) units that do not represent shares of Common Stock but which may be paid in the form of Common Stock (“Performance Units”); and (vii) shares of Common Stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of Common Stock available for award under the 2013 Plan is 5,630,000, subject to adjustment as provided for in the 2013 Plan. Shares of Common Stock issued pursuant to the 2013 Plan may be either authorized but unissued shares or issued shares reacquired by the Company. In the event that prior to the end of the period during which Options may be granted under the 2013 Plan, any Option or any Nontandem Stock Appreciation Right under the 2013 Plan expires unexercised or is terminated, surrendered or cancelled (other than in connection with the exercise of Stock Appreciation Rights) without being exercised in whole or in part for any reason, or any Restricted Shares, Performance Shares or Performance Units are forfeited, or if such awards are settled in cash in lieu of shares of Common Stock, then such shares will be available for subsequent awards under the 2013 Plan. The 2013 Plan will be administered by the compensation committee. The compensation committee will have the power and authority to, among other things: (i) grant Options and determine the purchase price of the Common Stock covered by each Option, the term of each Option, the number of shares of Common Stock to be covered by each Option and any performance objectives or vesting standards applicable to each Option; (ii) designate Options as Incentive Stock Options or Non-Qualified Stock Options and determine which Options, if any, will be accompanied by Tandem Stock Appreciation Rights; (iii) grant Tandem Stock Appreciation Rights and Nontandem Stock Appreciation Rights and determine the terms and conditions of such rights; (iv) grant Restricted Shares and determine the terms of the restricted period and other conditions and restrictions applicable to such shares; (v) grant Performance Shares and Performance Units and determine the performance objectives, performance periods and other conditions applicable to such shares or units; (vi) grant Unrestricted Shares; and (vii) determine the employees, independent contractors and directors to whom, and the time or times at which, Options, Stock Appreciation Rights, Restricted Shares, Performance Shares, Performance Units and Unrestricted Shares will be granted. Awards may be made to all employees, independent contractors (including persons other than individuals) and directors of the Company or any of its subsidiaries. In determining the employees, independent contractors and directors to whom awards will be granted and the number to be covered by each award, the compensation committee will take into account the nature of the services rendered by such employees, independent contractors and directors, their present and potential contributions to the success of the Company and its subsidiaries and such other factors as the compensation committee deems relevant.

On September 11, 2014, per recommendation of our Compensation Committee of the Board of Directors, the Board of Directors approved and authorized the issuance to Oleg Firer, the Chief Executive Officer of the Company, 1,438,137 restricted shares of common stock of the Company to compensate for Oleg Firer’s efforts and results of effectuating the Company’s debt and equity financings in the first half of 2014.

On December 10, 2014, the Compensation Committee of the Board of Directors of the Company approved and authorized the issuance to various employees, 1,807,921 restricted shares of common stock of the Company and 119,194 incentive stock options of the Company for services performed during 2013 – 2015 and recorded a compensation charge of $1,684,534 for the 2013 – 2014 portion of these grants. An additional $897,800 of non-cash compensation expense will be recorded during 2015 as the 670,000 restricted shares granted for 2015 vest ratably during the year.

During 2014 and 2013, we issued common stock to the members of our Board of Directors and recorded compensation charges of $225,550 and $300,004 respectively.

Stock Issuances

On December 5, 2013, shareholders approved the issuance of 75,000 shares to Curtis Wolfe. On May 10, 2013, we entered into a Settlement, Separation Agreement and General Release (the “Separation Agreement”) with Curtis Wolfe. Mr. Wolfe is a former employee and the former Secretary of the Company and the Chief Executive Officer and Chairman of our 70%-owned subsidiary, LegalGuru LLC. Pursuant to the Separation Agreement, we agreed, subject to the approval of shareholders at the annual meeting, to issue to Mr. Wolfe 75,000 shares of Common Stock as severance and compensation for his service as an employee. We recorded a compensation charge of $356,250 for the year ended December 31, 2013.

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

NOTE 16. WARRANTS AND OPTIONS

At December 31, 2014, we had 8,938,900 warrants outstanding (as a result of 1,100 warrants exercised during 2012) with a weighted average exercise price of $7.50 and a weighted average contract term of 3.75 years. These warrants have no value at December 31, 2014 and 2013.

On January 22, 2013, we filed a post-effective amendment on Form S-3 to its registration statement on Form S-4 (File No. 333-182076), as subsequently amended, in order to register the issuance and sale of up to 4,600,000 shares of common stock upon the exercise of warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) in connection with its initial public offering, which warrants became exercisable upon the consummation of the transactions contemplated by the Merger Agreement between the Company and Net Element dated June 12, 2012. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. The post-effective amendment was declared effective by the Commission on September 17, 2014.

On February 12, 2013, we filed a registration statement on Form S-3 (File No. 333-186621), as subsequently amended, in order to register (i) the resale from time to time by the selling security holders identified therein of up to 4,340,000 warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) to Cazador Sub Holdings Ltd. in connection with a private placement prior to our initial public offering and that became exercisable beginning on April 2, 2013 , and (ii) the issuance and sale of up to 4,340,000 shares of common stock upon exercise of such warrants. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. The registration statement was declared effective by the Commission on October 14, 2014.

Of the 4,340,000 warrants issued, Francesco Piovanetti (the former Chief Executive Officer and a former director) and David P. Kelley II (a current director) own 3,609,631 and 14,000 warrants, respectively, to purchase an aggregate of 3,623,631 shares of our common stock.

In addition, 6,538,544 shares of additional stock was registered under this registration statement on Form S-3 (File No. 333-186621) for the following selling securityholders: TGR Capital LLC, MTZ Fund, LLC and MZ Capital LLC, each controlled by Mike Zoi. Mr. Zoi served as a director of the Company until his resignation effective June 10, 2014. Mr. Zoi was Chief Executive Officer and Chairman of the board of directors of Net Element’s legacy company from 2007 until October 2, 2012.

At December 31, 2014, we had 119,194 incentive stock options outstanding with a weighted average exercise price of $1.34 and a weighted average contract term of 9.94 years. These options have no value as of December 31, 2014 and there were no options outstanding at December 31, 2013.

NOTE 17. INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	December 31,	December 31,
	2014	2013
United States	$(11,024,546)	$(38,963,263)
Foreign	809,780	(8,922,473)
	$(10,214,766)	$(47,885,736)

There was no U.S. current or deferred income tax provision for the years ended December 31, 2014 and 2013. There was a current foreign tax provision of $154,036 for the year ended December 31, 2014.

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate at December 31, 2014 and December 31, 2013:

	December 31,	December 31,
	2014	2013
U. S. Federal statutory income tax rate	34.0%	34.0%
State income tax, net of federal tax benefit	3.3%	1.7%
Debt Extinguishment	-8.4%	0.0%
Currency translation adjustment	3.7%	0.0%
Compensation related permanent differences	0.0%	-11.8%
Nondeductible provision for loan losses	0.0%	-4.5%
Change in uncertain tax liabilities	-1.4%	-0.4%
Difference in foreign tax rates	-0.6%	-0.9%
Change in valuation allowance	-32.0%	-18.5%
Effective income tax rate	-1.4%	-0.4%

The effective tax rate on operations of -1.4% at December 31, 2014 varied from the statutory rate of 34%, primarily due to the permanent difference related to debt extinguishment and the increase in our valuation allowance. The effective rate on operations of -0.4% at December 31, 2013 varied from the statutory rate of 34% primarily due to the permanent difference related to non-cash compensation, provision for loan losses and the increase in our valuation allowance.

Significant components of our deferred tax assets and liabilities as of December 31, 2014 and December 31, 2013 are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$14,590,807	$12,343,403
Basis difference in goodwill	3,488,850	3,917,676
Basis difference in fixed assets	11,815	648,940
Basis difference in intangible assets	1,286,862	480,515
Valuation allowance for deferred tax assets	(19,378,334)	(17,371,908)
Total deferred tax assets	-	18,626

Deferred tax liabilities:
Basis difference in fixed assets	-	(18,626)
Basis difference in intangible assets	-	-
Total deferred tax liabilities	-	(18,626)

Net deferred taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At December 31, 2014 and December 31, 2013, we had cumulative federal and state net operating losses (“NOLs”) carry forwards of approximately $38.8 million and $32.4 million, respectively. We also have $9.2 million and $10.1 in foreign NOLs as of December 31, 2014 and 2013, respectively. The valuation allowance was increased by $2.0 million in fiscal year 2014. The fiscal 2014 increase was primarily related to additional operating loss incurred, and difference in tax and book basis of goodwill and other intangible assets. We have considered all the evidence, both positive and negative, that the NOLs and other deferred tax assets may not be realized and have recorded a valuation allowance for $19.4 million. The federal and state NOLs begin to expire in December 2025 while the foreign NOLs begin to expire in 2023.

The timing and manner in which we will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by the Company at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carryforward limitation periods. In the year 2014, approximately $1.3 million in the pre-change losses was released from the Section 382 loss limitation. The Company can still fully utilize the NOLs generated after the change of the ownership, which was approximately $2.9 million. Thus, the total of approximately $4.2 million as of December 31, 2014 is available to offset future income.

NOTE 18. SEGMENT INFORMATION

We previously owned several content monetization verticals (i.e., interests in online media businesses and operations) that were divested during the quarter ended September 30, 2013 (see Note 5 for additional information regarding this divestiture). As a result of this divestiture, we now have now has only one reportable business segment, consisting of mobile commerce and payment processing. Operations of the divested businesses are presented as discontinued operations in the accompanying consolidated statements of operations and comprehensive loss.

NOTE 19. SUBSEQUENT EVENTS

On March 16, 2015, TOT Group Europe, Ltd. (“TOT Group Europe”), one of our subsidiaries, entered into a Binding Offer Letter (the "Offer") with Maglenta Enterprises Inc. and Champfremont Holding Ltd. to acquire all of the issued and outstanding equity interests of the PayOnline group of companies (collectively, “PayOnline”) to be named in the course of preparation of a legally binding acquisition agreement. PayOnline’s business includes the operation of a protected payment processing system to accept bank card payments for goods and services.

The consideration for all of the equity interests of PayOnline will be a combination of cash and restricted shares, payable in five installments. The Offer sets forth the determination of the value of such shares based on the closing sales price on the date before each applicable payment date and provides certain additional restrictions on trading of our common stock. The first installment will be payable upon closing of the PayOnline acquisition and will consist of $3.6 million in cash and the restricted shares of our common stock with a value of $3.6 million. The other four installments will be payable after the end of each applicable quarter for which the installment is calculated, and will consist of a combination of cash and the restricted shares of our common stock, in each case equal to the earn-out. The earn out will be calculated based on PayOnline EBITDA for certain post-closing periods, multiplied by 1.35. Pursuant to the Offer, the aggregate valuation of PayOnline on a debt-free basis will be $8,482,000, and the purchase price will not exceed such amount.

At the end of the 12-month period following the issuance of our restricted shares of common stock to the Sellers (“Guarantee Period”), TOT Group Europe will guaranty that the value of such stock then not sold by the sellers of PayOnline equity interests (the “Sellers”) will not be less than the value of such at the date of the issuance of such stock. Subject to certain conditions, if at the end of the Guarantee Period the value of the any such remaining stock is less than the value of such stock at the date of the issuance of such stock, TOT Group Europe will pay a cash amount equaling the difference between such values. If any party terminates the Offer, it will be subject to $400,000 penalty.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 12, 2012, by and between Cazador Acquisition Corporation Ltd. and Net Element, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2012)

2.2	Contribution Agreement, dated April 16, 2013, among Net Element International, Inc., Unified Payments, LLC, TOT Group, Inc., Oleg Firer, and Georgia Notes 18 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013.

2.3	Term Sheet, dated May 20, 2013, among TOT Group, Inc., Net Element International, Inc. and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2013)

2.4	Asset Purchase Agreement, dated June 18, 2013, between Aptito, LLC and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2013)

2.5	Contribution Agreement, dated September 25, 2013, among T1T Lab, LLC, Net Element International, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2013)

2.6	Assignment of Membership Interest, dated February 11, 2014, among T1T Group, LLC, Net Element, Inc., and T1T LAB, LLC (incorporated by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

2.7	Binding Offer Letter, dated March 16, 2015, among TOT Group Europe Ltd., Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 2.1 to Net Element’s Current Report on Form 8-K/A filed with the Commission on March 20, 2015)

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

4.1	Specimen Common Stock Certificate of Net Element International, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Company with the Commission on August 31, 2012)

4.2	Warrant Certificate of Cazador Acquisition Corporation Ltd. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

4.3	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others (incorporated by reference to Exhibit 10.5 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.4	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.5	Secured Convertible Senior Promissory Note dated April 21, 2014 between the Company and Cayman Invest, S.A. (incorporated by reference to Exhibit 4.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 22, 2014)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

10.2	Memorandum of Understanding, dated March 23, 2012, by and between Cazador Acquisition Corporation Ltd. and Cazador Sub-Holdings Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 30, 2012)

10.3	Membership Interest Purchase Agreement (Motorsport) dated as of February 1, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.4	Joint Venture Agreement, dated April 6, 2012, between Net Element, Inc. and Igor Yakovlevich Krutoy (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 12, 2012)

10.5	Loan Agreement, dated July 4, 2012, between OOO Sat-Moscow and OOO Net Element Russia (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 10, 2012)

10.6	Credit Agreement, dated August 17, 2012, between Alpha-Bank and OOO TOT Money (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.7	Agreement of Property Rights Pledge, dated August 17, 2012, between Alpha-Bank and OOO TOT Money (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.8	General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO TOT Money (including related supplementary agreements) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2012)

10.9	Supplemental Agreements dated September 19, 2012, which amend the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO TOT Money (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.10#	Management and Consulting Services Agreement, dated October 24, 2012, between Bond Street Management LLC and Net Element International Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2012)

10.11	Agreement on transfer of rights and obligations, dated July 1, 2012, among Mobile Telesystems OJSC, OOO RM-Invest and OOO TOT Money, with respect to Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from this Agreement. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.12	Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (including material supplementary agreements related thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. D0811373 and certain of the material supplementary agreements related thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.13	Contract No. CPA-86, dated September 1, 2012, between OJSC Megafon and OOO TOT Money (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA-86. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.14	Contract No. 0382, dated September 20, 2012, between OJSC VimpelCom and OOO TOT Money (including Supplementary Agreement No. 1 thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. 0382 and Supplementary Agreement No. 1 thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.15	Loan Agreement, dated November 26, 2012, between Net Element International, Inc. and Infratont Equities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2012)

10.16	Term Sheet, dated March 8, 2013, between Unified Payments, LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.17	Loan Agreement, dated March 8, 2013, among Net Element International, Inc., Unified Payments, LLC, Oleg Firer and Georgia Notes 18 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.18	Form of Secured Revolving Note made by Unified Payments, LLC and payable to Net Element International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.19	Non-Recourse Guaranty, dated March 8, 2013, by Oleg Firer and Georgia Notes 18 LLC for the benefit of Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.20	Pledge Agreement, dated March 8, 2013, among Oleg Firer, Georgia Notes 18 LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.21	Loan Agreement, dated July 12, 2012, between OOO TOT Money and OOO RM Invest, as amended on July 30, 2012, August 17, 2012 and February 25, 2013 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.22	Termination Agreement for Management and Consulting Agreement, dated April 15, 2013, between Net Element International, Inc. and Bond Street Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013)

10.23	Form of Indemnification Agreement for executive officers, entered into between Net Element International, Inc. and each of Jonathan New, Dmitry Kozko, and Francesco Piovanetti (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 15, 2013)

10.24	Contract No. CPA/ML-17, dated March 1, 2013, between ZAO MegaLabs and OOO TOT Money (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 15, 2013) (Net Element, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA/ML-17. The omitted information has been separately filed with the Commission.)

10.25	Commercial Lease, dated May 1, 2013, between BGC LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.26	Promissory Note, dated May 13, 2013, in the original principal amount of $2 million made by Net Element International, Inc. and payable to K1 Holding Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.27#	Letter Agreement, dated January 14, 2013, among OOO TOT Money, Tcahai Hairullaevich Katcaev and Varwood Holdings Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.28#	Letter Agreement, dated July 1, 2013, among OOO TOT Money, OOO NETE, Net Element International, Inc. and Tcahai Hairullaevich Katcaev (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.29#	Settlement, Separation Agreement and General Release, dated May 10, 2013, between Net Element International, Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.30	Letter Agreement, dated August 28, 2013, among Net Element International, Inc., Oleg Firer, Steven Wolberg, Vladimir Sadovskiy, Georgia Notes 18, LLC, Kenges Rakishev and Mike Zoi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013)

10.31	Services Agreement, dated December 5, 2013, between Net Element International, Inc. an K 1 Holding Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.32	Letter Agreement, dated December 5, 2013, among TGR Capital, LLC, Net Element International, Inc. and K 1 Holding Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.33*	Form of Incentive Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan

10.34*	Form of Non-Qualified Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan

10.35*	Form of Restricted Share Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan

10.36	Assignment of Membership Interest, dated February 11, 2014, between Net Element, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Commission on May 15, 2014)

10.37	Loan and Security Agreement, dated June 30, 2014, among RBL Capital Group, LLC, as lender, and TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, as co-borrowers (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 2, 2014)

10.38	Amendment No. 1 effective June 30, 2014 between the Company and Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy (incorporated by reference to Exhibit 10.2 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Commission on August 14, 2014)

10.39	Master Exchange Agreement, dated as of September 15, 2014 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on September 15, 2014)

10.40	Supplement Agreement No. 14, dated May 21, 2014 (but executed by OOO TOT Money on September 17, 2014), to the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Receivables (Factoring) within Russia, dated September 19, 2012, between JSC Alpha-Bank and OOO TOT Money (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on September 24, 2014)

10.41	Supplement Agreement No. 15, dated September 17, 2014, to the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Receivables (Factoring) within Russia, dated September 19, 2012, between JSC Alpha-Bank and OOO TOT Money (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on September 24, 2014)

10.42	General Agreement No. 09969-HP on General Conditions of Factoring Services under “Liquidity” Program, dated as of November 5, 2014, between Bank Otkritie Financial Corporation and TOT Money Limited Liability Company (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on November 19, 2014)

10.43	Additional Agreement on Factoring Services under “Finance” Program to General Agreement on General Conditions of Factoring Services under “Liquidity” Program No. 09969-HP as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on November 19, 2014)

10.44	Equity Distribution Agreement between the Company and Revere Securities, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

16.1	Letter regarding change in certifying accountant from Daszkal Bolton LLP to the Securities and Exchange Commission, dated November 21, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2012)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)

23.2*	Consent of Independent Registered Public Accounting Firm (BDO USA, LLP)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2014 and 2013; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

____________________

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

