Form 10-Q
period 2015-03-31
Net Element, Inc.
filed 2015-05-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 14, 2015 was 46,186,962.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

·	the impact of any new or changed laws, regulations, card network rules or other industry standards affecting our business including the U.S. government decision to impose sanctions or other legal restrictions that may restrict our ability to do business in Russia;
·	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
·	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
·	our and our bank sponsors’ ability to adhere to the standards of the Visa® and MasterCard® payment card associations;
·	our reliance on third-party processors and service providers;
·	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
·	our ability to pass along increases in interchange costs and other costs to our merchants;
·	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
·	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;
·	the effects of increased competition, which could adversely impact our financial performance;
·	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
·	the effect of adverse business conditions on our merchants;
·	our ability to adopt technology to meet changing industry and customer needs or trends;
·	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
·	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
·	the impact of seasonality on our operating results;
·	the impact of any failure in our systems due to factors beyond our control;
·	the impact of any material breaches in the security of third-party processing systems we use;
·	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
·	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;
·	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
·	our ability (or inability) to continue as a going concern;
·	the willingness of the Company’s majority stockholders, and/or other affiliates of the Company, to continue investing in the Company’s business to fund working capital requirements;
·	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
·	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
·	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
·	the other factors those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, Item 1A of this Report and our subsequent filings with the U.S. Securities and Exchange Commission (the “Commission”).

If these or other risks and uncertainties (including those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, Item 1A of this Report and the Company’s subsequent filings with the Commission materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the Commission after the date of this Report.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

Net Element, Inc.

Form 10-Q

For the Three months ended March 31, 2015

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$766,279	$503,343
Accounts receivable, net	3,275,720	3,417,173
Advances to aggregators, net	-	18,455
Prepaid expenses and other assets	755,674	944,243
Total current assets, net	4,797,673	4,883,214
Fixed assets, net	60,850	70,918
Intangible assets, net	2,273,695	2,492,050
Goodwill	6,671,750	6,671,750
Other long term assets	225,189	204,737
Total assets	$14,029,157	$14,322,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,398,814	$2,698,257
Deferred revenue	437,625	472,482
Accrued expenses	2,372,425	2,351,885
Notes payable (current portion)	318,405	98,493
Due to related parties	125,000	-
Total current liabilities	6,652,269	5,621,117
Note payable (non-current portion)	3,646,595	3,216,507
Total liabilities	10,298,864	8,837,624

STOCKHOLDERS' EQUITY
Preferred stock ($.01 par value, 1,000,000 shares authorized and no shares issued and outstanding)	-	-
Common stock ($.0001 par value, 200,000,000 shares authorized and 46,186,962 and 45,881,523 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	4,618	4,589
Paid in capital	137,290,970	136,689,629
Stock subscription receivable	(1,111,130)	(1,111,130)
Accumulated other comprehensive loss	(1,359,628)	(1,251,461)
Accumulated deficit	(131,355,552)	(129,116,344)
Noncontrolling interest	261,015	269,762
Total stockholders' equity	3,730,293	5,485,045
Total liabilities and stockholders' equity	$14,029,157	$14,322,669

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2015	2014

Net revenues	$5,540,207	$4,843,479

Costs and operating expenses:
Cost of revenues	4,614,072	3,528,494
General and administrative (includes $601,371 and $52,050 of share based compensation for the three months ended March 31, 2015 and 2014 respectively)	2,637,469	3,141,945
Provision for bad debts	9,331	101,711
Depreciation and amortization	438,769	591,699
Total costs and operating expenses	7,699,641	7,363,849
Loss from operations	(2,159,434)	(2,520,370)
Interest expense, net	(117,594)	(1,061,480)
Other income (expense)	29,073	(235)
Net loss before income taxes	(2,247,955)	(3,582,085)
Income taxes	-	(39,933)
Net loss	(2,247,955)	(3,622,018)
Net loss attributable to the noncontrolling interest	8,747	28,690
Net loss attributable to Net Element, Inc. shareholders	(2,239,208)	(3,593,328)
Foreign currency translation	(108,167)	1,283,298
Comprehensive loss	$(2,347,375)	$(2,310,030)

Loss per share - basic and diluted	$(0.05)	$(0.11)

Weighted average number of common shares outstanding - basic and diluted	46,057,972	32,273,298

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,239,208)	$(3,593,328)
Adjustments to reconcile net loss to net cash used in operating activities:
Non controlling interest	(8,747)	(28,690)
Share based compensation	601,371	52,050
Deferred revenue	(34,858)	-
Depreciation and amortization	438,769	591,699
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates
Account receivable, net	114,305	4,487,829
Advances to aggregators	16,715	(5,580)
Prepaid expenses and other assets	278,319	87,008
Accounts payable	667,819	(252,415)
Accrued expenses	356	(599,629)
Net cash (used in) provided by operating activities	(165,159)	738,944

Cash flows from investing activities
Purchase of fixed and other assets	(7,352)	(97,117)
Other	503	46,113
Net cash used in investing activities	(6,849)	(51,004)

Cash flows from financing activities
Proceeds from indebtedness	650,000	1,932,266
Repayment of indebtedness	(8,710)	(1,085,027)
Related party advances (payments)	125,000	(754,240)
Net cash provided by financing activities	766,290	92,999

Effect of exchange rate changes on cash	(331,346)	(130,227)
Net increase in cash	262,936	650,712

Cash at beginning of period	503,343	126,319
Cash at end of period	$766,279	$777,031

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$118,910	$574,233
Taxes	$30,505	$167,610

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

Business

Our transactional services enable our merchant vendors to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards and loyalty programs in traditional card-present, or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to small businesses. In addition, we partner with banks such as BMO Harris Bank, N.A. in the United States to sponsor us for membership in the Visa ®, MasterCard ® or other card associations and to settle transactions with merchants. We perform core functions for small merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services. Our mobile payments business provides carrier-integrated mobile payments solutions. Our relationships with mobile operators give us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer our clients’ In-App, P-SMS, online and carrier billing services.

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

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. At March 31, 2015 and December 31, 2014, the bank balances did not exceed FDIC insured institution limits of $250,000.

We maintain approximately $606,223 and $318,416 in uninsured bank accounts in Russia, Ukraine and the Cayman Islands at March 31, 2015 and December 31, 2014.

Accounts Receivable

Receivables are stated net of allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on trends in aging. In Russia, the service providers are large telecommunication companies and we do not reserve for these receivables given their financial strengths and our experience with these service providers.

Other Current Assets

We maintain an inventory of terminals, which we use to service both merchants and independent sales agents. If the terminals are sold for a fee, we expenses the cost of these terminals, plus any set up fees at the time of the sale. Many times, we will provide the terminals as an incentive to stay with us for an average of three year period. In this case the cost of the terminal plus any set up fees will be amortized over three years, which is the average length of a merchant contract. If the merchants leave before the end of their contract, they are obligated to either return the terminal or pay for the terminal. We have $465,431 in terminals and iPads and related equipment at March 31, 2015 and $532,315 at December 31, 2014, of which $229,294 has been placed with merchants at March 31, 2015 and $292,718 at December 31, 2014. Amortization of these terminals amounted to $30,735 for the three months ended March 31, 2015 and $24,029 for the comparative 2014 period.

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

The balance of customer acquisition costs were $578,882 and $526,728 at March 31, 2015 and December 31, 2014, and they are reflected in intangible assets in the accompanying condensed consolidated balance sheets.  During the three months ended March 31, 2015 we capitalized customer acquisition costs of $117,650 and amortized an additional $65,496 for the three months ended March 31, 2015.

Accrued Residual Commissions

We pay commissions to ISOs and independent sales agents or to our direct sales force based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by us on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. We report commission payments as a cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss.

At March 31, 2015 and December 31, 2014 the residual commission payable to ISOs and independent sales agents were $479,161 and $514,252 respectively.

We pay agent commission on annual fees between January and April each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. Therefore we deferred $139,797 and $272,000 of agent commissions paid for annual fees at March 31, 2015 and December 31, 2014, respectively. Prepaid agent commissions for annual fees are included in prepaid expenses in the accompanying condensed consolidated balance sheets. Commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, merchant portfolios, accounts payable and debt instruments. The carrying values of cash, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the debt of $3,965,000 at March 31, 2015 and $3,315,000 at December 31, 2014 approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in business combinations as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the Unified Payments acquisition, as discussed in Note 4, were measured at fair value at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment assessment primarily is based on observable inputs using company specific information and is classified as Level 3.

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

Our revenues for the three months ended March 31, 2015 and 2014 are principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments, which is our US credit card processing company.

Our transactional processing company derives revenues primarily from the electronic processing of services including: credit, debit and electronic benefits, transfer card processing authorized and captured through third party networks, electronic gift certificate processing, and equipment sales. These revenues are recorded as bankcard and other processing transactions when processed.

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

Cost of services for TOT Payments is comprised primarily of processing fees paid to third parties attributable to providing transaction processing and other services to our merchant customers. Interchange fees and cost of services are recognized as incurred, which generally occurs in the same period in which the corresponding revenue is recognized. Interchange fees are set by the card networks, and are paid to the card-issuing bank. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa® and MasterCard® network dues.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At March 31, 2015 and December 31, 2014, we had 8,938,900 warrants and 119,194 incentive stock options issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three months ended March 31, 2015 and year ended December 31, 2014, we did not recognize any charges for impairment of goodwill and intangible assets.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2010 and forward, the tax years which remain subject to examination as of December 31, 2014. Please see Note 16 for discussion of the Company’s uncertain tax positions.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for annual reporting periods beginning after December 15, 2016. We are evaluating ASU 2014-09 to determine if this guidance will have a material impact on our condensed consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. We are evaluating ASU 2014-09 to determine if this guidance will have a material impact on our condensed consolidated financial statements.

In April 2015, The FASB issued Accounting Standards Update 2015-03 Interest-Imputation of Interest (Subtopic 835-30) to modify the presentation of debt issuance costs.  Prior to ASU 2015-03, issuance costs were presented as an asset on the statement of financial position, which the FASB concluded was inconsistent with both IFRS as well as FASB Concept Statement No. 6.  Under ASU 2015-03 debt issuance costs are required to be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. This ASU is effective for public companies for years beginning after December 15, 2015, and interim periods within those fiscal periods. Additionally, the provisions should be applied on a retrospective basis as a change in accounting principle. The adoption of ASU 2015-03 will result in a reduction in total assets and total liabilities in the amount of the then unamortized debt issuance costs.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The following entities make up our continuing operations: (1) TOT Group, Inc., a 100% owned subsidiary formed in Delaware; (2) Netlab Systems, LLC, a wholly owned subsidiary formed in Florida; (3) NetLab Systems IP, LLC, a wholly owned subsidiary formed in Florida; (4) OOO Net Element Russia (“Net Element Russia”), a wholly owned subsidiary formed in Russia; and (5) Net Element Services, LLC, a wholly owned subsidiary formed in Florida.

The subsidiaries listed above are the parent companies of several other subsidiaries, which hold the Company’s underlying investments or operating entities.

TOT Group is the parent company of TOT Payments, LLC (TOT Payments), a wholly owned subsidiary formed in Florida, Aptito, LLC, a 80% owned subsidiary formed in Florida (acquired June 18, 2013), TOT Group Europe LTD, a wholly owned subsidiary formed in the United Kingdom and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.

•	TOT Payments, LLC is the parent company of:
-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida; and
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida.

Unified Portfolios, LLC, a wholly owned subsidiary formed in Florida.

•	OOO TOT Group Russia, is the parent company of its wholly owned subsidiaries OOO TOT Money (a company formed in Russia).
•	Netlab Systems, LLC is the parent company of Tech Solutions LTD (Cayman Islands).
•	Net Element Russia is the parent company of 99% owned OOO TOT Group.

All material intercompany accounts and transactions have been eliminated in this consolidation.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $2.2 million for the three months ended March 31, 2015 and $10.2 million for the year ended December 31, 2014. At March 31, 2015, we had a working capital deficit of approximately $1.9 million and an accumulated deficit of approximately $131.4 million. These conditions raise substantial doubt about our ability to continue as a going concern.

Failure to successfully continue developing our payment processing operations and maintain contracts with merchants, mobile phone carriers and content providers to use TOT Group’s services could harm our revenues and materially adversely affect our financial condition and results of operations. We face risks including the need for additional capital, our management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing our technologies and operations.

We are continuing with our plan to further grow and expand our payment processing operations in emerging markets, particularly in Russia and surrounding countries. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern so long as we are able to secure additional long-term financing; however, there is no assurance this will occur, or on terms favorable to us. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4. MERGER AND ACQUISITION TRANSACTIONS

PayOnline

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

The consideration for all of the equity interests of PayOnline will be a combination of cash and restricted shares, payable in five installments. The Offer sets forth the determination of the value of such shares based on the closing sales price on the date before each applicable payment date and provides certain additional restrictions on trading of our common stock. The first installment will be payable upon closing of the PayOnline acquisition and will consist of $3.6 million in cash and the restricted shares of our common stock with a value of $3.6 million. The other four installments will be payable after the end of each applicable quarter for which the installment is calculated , and will consist of a combination of cash and the restricted shares of our common stock, in each case equal to the earn-out. The earn out will be calculated based on PayOnline EBITDA for certain post-closing periods, multiplied by 1.35. Pursuant to the Offer, the aggregate valuation of PayOnline on a debt-free basis will be $8,482,000, and the purchase price will not exceed such amount.

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

NOTE 5. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from processors and Russian mobile operators. Total accounts receivable amounted to $3,275,720 and $3,417,173 at March 31, 2015 and December 31, 2014. Accounts receivable included $1,697,534 and $1,346,118 of amounts due from Russian mobile operators and $1,578,186 and $2,071,053 of credit card processing receivables at March 31, 2015 and December 31, 2014. Credit card processing receivables are net of a $103,030 allowance for doubtful accounts at March 31, 2015 and December 31, 2014.

There were additional charges to provision for loan losses for the three months ended March 31, 2015 of $96,718 offset by loan recoveries of $87,387 from our Russian operations. For March 31, 2014, we recorded $101,711 for ACH rejects in the normal course of operations.

The cycle of our TOT Payments processing business begins when TOT Payments charges merchants for processing services, based on a variable percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Merchant customers also may be charged miscellaneous fees, including statement fees, annual fees monthly minimum fees, fees for handling chargebacks, gateway fees, and fees for other miscellaneous service.

The cycle of the Russian TOT Money mobile payment processing business begins with TOT Money advancing funds to aggregators for data traffic to be provided to mobile operators. Aggregators provide transactions to TOT Money for processing and billing to contract mobile operators. The mobile operator contracts and associated receivables are with the three largest mobile telecommunications companies in Russia: Mobile TeleSystems OJSC, MegaFon OJSC and OJSC VimpelCom. We do not reserve for these accounts receivable given payment history that we have with each mobile operator and the size of each mobile operator company. The collection cycle with mobile operators is approximately 45 days.

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

NOTE 6. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	March 31, 2015	December 31, 2014
Furniture and equipment	3 - 10	$129,830	$132,228
Computers	2 - 5	68,694	61,369
Total		198,524	193,597
Less: Accumulated depreciation		(137,674)	(122,679)
Total fixed assets, net		$60,850	$70,918

Depreciation expense for the three months ended March 31, 2015 and 2014 was $14,995 and $28,721, respectively.

NOTE 7.  INTANGIBLE ASSETS

We had $2,273,695 and $2,492,050 of Intangible Assets at March 31, 2015 and December 31, 2014. Shown below are the details of intangible assets at March 31, 2015 and December 31, 2014:

	IP Sofware	Portfolios	Client Acquisition Costs	Covenant Not to Compete	Total
Balance at December 31, 2014	$520,924	$1,082,731	$526,728	$361,667	$2,492,050
Additions	55,037	-	117,650		172,687
Amortization	(36,138)	(219,408)	(65,496)	(70,000)	(391,042)
Balance at March 31, 2015	$539,823	$863,323	$578,882	$291,667	$2,273,695

Software Development Costs

We capitalize software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized. During the three months ended March 31, 2015 we capitalized $55,038 of development costs primarily consisting of the following.

•	point of sale software ($45,271)
•	payment processing and Mobil Payments software ($9,767)

During the year ended December 31, 2014, we capitalized $371,992 of development costs as part of developing for point of sale software ($243,341), payment processing software ($100,782) and mobile payments billing software ($27,869).

Merchant Portfolios

Merchant Portfolios consist of portfolios purchased by us that earn future streams of income. The useful lives of these portfolios range from 15 to 36 months at the time of acquisition. At March 31, 2015 and December 31, 2014 the net value of these portfolios were $863,323 and $1,082,731 respectively. The useful lives of merchant portfolios represent management’s best estimate over which the Company will recognize the economic benefits of these intangible assets.

Non-Compete Agreements

Two key executives signed covenants not to compete. These covenants have a three-year life and have a net book value $291,667 and $361,667 at March 31, 2015 and December 31, 2014, respectively.

Total amortization expense for the three months ended March 31, 2015 was $423,794, of which $32,752 represented amortization of placed inventory. Total Amortization expense was $562,978 for the three months ended March 31, 2014.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense
2015	$855,910
2016	813,814
2017	505,803
2018	98,168
Total	$2,273,695

NOTE 8. SHORT TERM LOANS

We have factoring agreements with Alfa-Bank and Bank Otkritie that were entered into by our Russian subsidiary, TOT Money. These financings are factoring facilities in which TOT Money could assign to the bank certain (but not all) of its accounts receivable suitable to the lender under such facility as security for financing.  Accordingly, the amounts of our draws under such facility from time to time will depend on the amounts of the accounts receivable suitable for such assignment as of the time we choose to draw under such facility.  We have not drawn any funds under these credit facilities.

Alfa-Bank Factoring Agreement

In September 2012, TOT Money entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended (as amended and supplemented prior to the date hereof by supplement agreements, the “Factoring Credit Facility”, or “FCF”), TOT Money assigned to Alfa-Bank its accounts receivable as security for financing for up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars at time of signing). The amount loaned by Alfa-Bank pursuant to the FCF with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the FCF, Alfa-Bank is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. Interest on the factoring arrangement ranged from 9.70% to 11.95% annually of the amounts borrowed, with servicing fees ranging from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 million in U.S. dollars) per account receivable. TOT Money’s obligations under the FCF also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is the Chairman of our Board of Directors. The Factoring Credit Facility expired on April 20, 2014.

In September 2014, TOT Money entered into the Supplement Agreement No. 14 and the Supplement Agreement No. 15 with Alfa-Bank (“Amendment No. 15”), which renewed and amended the Factoring Credit Facility. Pursuant to such amendments, the FCF was renewed and will expire on June 30, 2016, the maximum aggregate limit of financing (secured by TOT Money’s accounts receivable) to be provided by Alfa-Bank to TOT Money under the FCF was increased to 415 million Russian rubles (approximately US$ 10,814,614 based on the currency exchange rate on September 17, 2014), Alfa-Bank's fees (commissions) for providing financing to TOT Money was amended to be computed as a financing rate that ranges from 13.22% to 14.50% of the amounts borrowed, depending upon the number of days in the period from the date financing is provided until the date the factored receivable is paid. The maximum financing amount was increased from 80% to 100% of the assigned accounts receivable.

Bank Otkritie Credit Agreement

In November 2014, TOT Money entered into a factoring services agreement (together with related and ancillary agreements, collectively, the “Agreement”) with Bank Otkritie Financial Corporation (“Bank Otkritie”).

Pursuant to the Agreement, TOT Money will assign to Bank Otkritie its accounts receivable as security for financing in an aggregate amount of up to 200 million Russian rubles (or approximately US $4,237,288 based on the currency exchange rate as of the close of business on November 17, 2014) provided by Bank Otkritie to TOT Money. Pursuant to the Agreement, Bank Otkritie is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable, and provide related services. The term of the agreement is from November 5, 2014 until November 5, 2017.

Bank Otkritie’s servicing fees are 50 Russian rubles per receivable account. Bank Otkritie’s financing fees are calculated at a financing rate that ranges from 14.25% to 15.65% of the amounts borrowed, depending on the number of days in the period from the date financing is provided until the date the applicable account receivable is paid; provided, however, Bank Otkritie has the unilateral right to change such financing rates upon notice to TOT Money.

If there is a delay in payment by TOT Money of any sums due to Bank Otkritie under the Agreement, Bank Otkritie has the right to demand that TOT Money pay a penalty in the amount of 0.3% of the outstanding debt for each day of delay. The Agreement requires us to comply with certain affirmative covenants. Accordingly, the amounts of our draws under the Agreement from time to time will depend on the amounts of the accounts receivable suitable for such assignment at the time we choose to draw under such facility. We have not drawn any funds under this Agreement.

Oleg Firer, our Chief Executive Officer, has personally guaranteed our performance under the Bank Otkritie Agreement.

NOTE 9. ACCRUED EXPENSES

At March 31, 2015 and December 31, 2014, accrued expenses amounted to $2,372,425 and $2,351,885, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Accrued professional fees	$295,144	$295,144
Promotional expense	94,142	75,346
Accrued payroll	85,463	70,463
Accrued bonus	1,451,179	1,409,131
Accrued foreign taxes	160,360	189,690
Other accrued expenses	286,137	312,111
	$2,372,425	$2,351,885

Accrued bonuses were approximately $1,451,179 and $1,409,131 at March 31, 2015 and December 31, 2014, respectively, which are attributed to our TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 10. LONG TERM DEBT

Long term debt consisted of the Following:

	March 31,	December 31,
	2015	2014
RBL Capital Group LLC	$3,965,000	$3,315,000

Less Current Portion	(318,405)	(98,493)
Long Term Debt	$3,646,595	$3,216,507

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the RBL Loan Agreement, RBL agreed to extend to the co-borrowers a credit facility under which such co-borrowers may borrow up to $10,000,000 from RBL during the period of 18 months from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate will not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. At March 31, 2015 and December 31, 2014 we had $6,035,000 and $6,685,000 available on our RBL credit line.

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

Effective July 17, 2014 we entered into a $3,315,000 term loan with RBL. Net proceeds from the loan were used to repay the $3.0 million MBF loan and related costs and interest, in addition to approximately $239 thousand for working capital. The loan requires interest only payments at 13.90% interest through January 2015, commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019.

Effective February 10, 2015, we entered into a $400,000 term loan note with RBL. The loan provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $10,911 per month. We paid $8,000 in costs related to this loan, which is classified within other assets on the balance sheet.

Effective March 27, 2015, we entered into a $250,000 term loan note with RBL. The loan provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $6,819 per month. We paid $5,000 in costs related to this loan, which is classified within other assets on the balance sheet.

Scheduled Debt Principal Repayment

Scheduled principal maturities on RBL indebtedness at March 31, 2015 is as follows:

2015 (9 months)	$318,405
2016	843,318
2017	968,303
2018	1,111,812
2019	723,162
Balance as of March 31, 2015	$3,965,000

NOTE 11. CONCENTRATIONS

Total revenue was $5,540,207 for the three months ended March 31, 2015 of which $5,177,179 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $363,028 was derived from processing of mobile electronic payments.

The credit card processing revenues were derived from merchant customer transactions, which are processed primarily by two “third-party” processors. For the three months ended March 31, 2015 we processed 71% of its total revenue with Cynergy Data, and 18% with National Processing Company (NPC).

The mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the three months ended March 31, 2015, we processed 3% of its total revenue with Beeline (OJSC Vimpelcom), and 2% with MTS (Mobile TeleSystems OJSC).

Total revenue was $4,843,479 for the three months ended March 31, 2014. Of this amount, $4,038,333 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $748,599 was derived from processing of mobile electronic payments.

The credit card processing revenues were derived from merchant customer transactions, which are processed primarily by two “third-party” processors. For the three months ended March 31, 2014, we processed 51% of its total revenue with Cynergy Data, and 30% with National Processing Company (NPC).

The mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the three months ended March 31, 2014, we processed 7% of its total revenue with Beeline (OJSC Vimpelcom), and 7% with MTS (Mobile TeleSystems OJSC).

NOTE 12. COMMITMENTS AND CONTINGENCIES

Leases

In May 2013, we entered into a lease agreement for approximately 5,200 square feet of office space in North Miami Beach, Florida. We moved our corporate headquarters and principal executive office to this location in June 2013. The term of the lease agreement is from May 1, 2013 through December 31, 2016, with monthly rent at the rates of $17,640 per month (or $211,680 per year) for 2014, $18,522 per month (or $222,264 per year) for 2015 and $19,448 per month (or $233,377 per year) for 2016.

Netlab Systems, LLC, through its Russian representative office, currently leases 940 square feet of office space in Yekaterinburg, Russia, where it conducts Aptito and Sales Central development activities, at annual rent of approximately $15,800. The current lease term expires January 2016.

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

Litigation

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause. In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement. TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement. The defendant is the successor in interest to Paymentech. On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges. TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division. Plaintiffs’ opposition to Defendant’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant’s Reply to Plaintiff’s opposition was filed October 31, 2013. Defendants filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013. The case was subsequently dismissed and an appeal was filed. On May 12, 2015 The Appellate Division of the Supreme Court overturned the dismissal ruling of the lower Court and reinstated the Plaintiffs case. TOT payments will continue pursuit of its claims against First Data through the litigation process.

OOO-RM Invest

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

Wayne Orkin

On June 27, 2014, he Company was served with a lawsuit filed in the Los Angeles County of the Superior Court of California by Wayne Orkin. Orkin was a former employee of an entity First Business Solutions, LLC (“FBS”) that was a subsidiary of Unified Payments, LLC. The assets of Unified Payments, LLC were acquired by the Company in April 2013. Unified Payments, LLC is also a named defendant in this lawsuit. In his complaint, Orkin is claiming a “unity of interest in ownership” between the Defendants and that each of the named defendants were agents, alter egos and authorized representatives of one another. Orkin claims that the defendants breached its obligations pursuant to a verbal agreement allegedly into entered into in 2010 whereby he would allegedly be entitled to certain royalties resulting from the sales of a payment browser technology purchased by FBS from Orkin’s entity. The Plaintiff is claiming unspecified damages for alleged breach of contract, breach of covenant of good faith and fair dealing, misappropriation of technology, fraud and conversion. The Company asserts that we never had any dealings with Orkin and strongly deny all allegations contained in the Complaint. The Company engaged California counsel to repent its interests.

On September 23, 2014, The Court upheld the Motion to set aside a default judgment previously entered against Unified Payments. On the Motion to Dismiss (“demurrer”), Plaintiffs attorney filed an amended complaint to address certain deficiencies raised by our counsel. Requests for Discovery were served on Plaintiff’s counsel who recently requested an extension for filing responses thereto. The next court date is May 18, 2015 which is the hearing on our demurrer to the Plaintiffs First Amended Complaint.

As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration. A Demand for Arbitration was served on the company on May 5th. The Company will be defending the claims set out in the Arbitration Complaint.

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

Zell recently filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. We are opposing the Motion.

Other Legal Proceedings

We also are involved in certain legal proceedings and claims which arise in the ordinary course of business. In our opinion, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flows. As more information becomes available, if management should determine that an unfavorable outcome is probable on such a claim and that the amount of such probable loss that it will incur on that claim is reasonably estimable, we will record a reserve for the claim in question. If and when we record such a reserve is recorded, it could be material and could adversely impact our results of operations, financial condition, and cash flows.

NOTE 13. RELATED PARTY TRANSACTIONS

During March 2015, a company owned by our CEO paid $125,000 of expenses on our behalf.

NOTE 14. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On December 5, 2013, our Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of Common Stock that are restricted (“Restricted Shares”); (v) units representing shares of Common Stock (“Performance Shares”); (vi) units that do not represent shares of Common Stock but which may be paid in the form of Common Stock (“Performance Units”); and (vii) shares of Common Stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of Common Stock available for award under the 2013 Plan at March 31, 2015 is 9,121,422, subject to adjustment as provided for in the 2013 Plan. The 2013 Plan is administered by the compensation committee.

For the quarter ended March 31, 2015, 18,750 shares of our common stock previously granted to the members of our Board of Directors became vested, and we recorded a compensation charge of $21,750.

At March 31, 2015, we had 119,194 incentive stock options outstanding with a weighted average exercise price of $1.34 and a weighted average contract term of 9.70 years. These options were out-of-the-money, and had no value at March 31, 2015 and December 31, 2014.

NOTE 15. WARRANTS AND OPTIONS

At March 31, 2015, we had 8,938,900 warrants outstanding with a weighted average exercise price of $7.50 and a weighted average contract term of 2.51 years.

Each Warrant entitles the registered holder thereof to purchase one share of our common stock at a price of $7.50 per share. The Warrants will be exercisable only if a registration statement relating to the shares of our common stock issuable upon exercise of the Warrants is effective and current.

The Warrants expire on October 2, 2017, or earlier upon exercise or redemption.

In January 2013, we filed a post-effective amendment on Form S-3 to its registration statement on Form S-4 (File No. 333-182076), as subsequently amended, in order to register the issuance and sale of up to 4,600,000 shares of common stock upon the exercise of warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) in connection with its initial public offering, which warrants became exercisable upon the consummation of the transactions contemplated by the Merger Agreement between the Company and Net Element dated June 12, 2012. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. The post-effective amendment was declared effective by the Commission on September 17, 2014.

In February 2013, we filed a registration statement on Form S-3 (File No. 333-186621), as subsequently amended, in order to register (i) the resale from time to time by the selling security holders identified therein of up to 4,340,000 warrants that were originally issued by the Company (then known as Cazador Acquisition Corporation Ltd.) to Cazador Sub Holdings Ltd. in connection with a private placement prior to our initial public offering and that became exercisable beginning on April 2, 2013 , and (ii) the issuance and sale of up to 4,340,000 shares of common stock upon exercise of such warrants. Each warrant entitles the holder thereof to purchase one share of common stock upon payment of the exercise price of $7.50 per share. The registration statement was declared effective by the Commission on October 14, 2014.

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

NOTE 16. INCOME TAXES

The company recorded income tax expense of $29,073 and $39,933 from its foreign subsidiary in the first quarter of 2015 and 2014 respectively, there is no U.S. current or deferred income tax provision for the three months ended March 31, 2015.

As of March 31, 2015 and March 31, 2014 the Company has a full valuation allowance on its net deferred tax assets. The Company’s net deferred tax assets are primarily composed of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $40.3 million and $33.9 million for federal and state, and approximately $9.3 million and $11.3 million for foreign as of March 31, 2015 and March 31, 2014, respectively.

The timing and manner in which the Company will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, the Company underwent an ownership change as defined by IRC Section 382, the limitation applies to the Company. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by the Company at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carryforward limitation periods. In the year 2014, approximately $1.3 million in the pre-change losses was released from the Section 382 loss limitation. The Company can still fully utilize the NOLs generated after the change of the ownership, which was approximately $4.3 million. Thus, the total of approximately $5.6 million as of March 31, 2015 is available to offset future income.

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

The Company has evaluated the available evidence and the likelihood of realizing the benefit of its net deferred tax assets. From its evaluation, the Company has concluded that based on the weight of available evidence, it is not more likely than not that the Company will realize any of the benefit of its net deferred tax assets. Accordingly, as of March 31, 2015, the Company maintained a full valuation allowance totaling approximately $19.8 million.

NOTE 17. SUBSEQUENT EVENTS

Advance from Oleg Firer

On April 27, 2015, our CEO, Oleg Firer, advanced $67,173 for working capital. On May 7, 2015, we repaid this advance and the $125,000 owed to a company owned by our CEO.

Sale of Series A Preferred Stock.

On April 30, 2015, we entered into a $5,500,000 Securities Purchase Agreement with certain qualified institutional and accredited investors for the issuance of 5,500 shares of newly-issued Series A Convertible Preferred Stock (the "Purchase Agreement").

The Series A Convertible Preferred Stock has a par value of $0.01 and carries dividends at 9% (default rate 18%) per year on the full face amount of $5,500,000, with accelerated principal and dividend payments payable monthly in cash and/or shares of our common stock through October, 2015, and matures April 20, 2017. The Series A Convertible Preferred Stock initially is convertible into shares of our common stock at $1.74 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the conversion price.

Upon the occurrence of a triggering event, as defined, holders of our Convertible Preferred Stock may require us to redeem for cash all or a portion of its Convertible Preferred Stock at a premium amount equal to the sum of (x) the greater of (a) 120% of the amount being redeemed, and (b) the market value of the underlying shares and (y) the make-whole dividend amount through the maturity date of the Convertible Preferred Stock.

On May 13, 2015, certain holders of our Series A Convertible Preferred Stock converted 92 preferred shares into 139,713 shares of our common stock.

Sale of Senior Convertible Notes and Warrants.

On April 30, 2015, we entered into a $5,000,000 Securities Purchase Agreement with certain qualified institutional and accredited investors for the issuance of (i) senior convertible notes in the aggregate principal amount of $5,000,000 (the “Notes”), convertible into shares of our Common Stock and (ii) warrants (the “Warrants”) to purchase shares of our Common Stock (the “Note Purchase Agreement”).

The investors have the right to purchase additional Notes and Warrants, up to $10,000,000.

The notes accrue interest at 7% (default rate 18%) per year on the full face amount of $5,000,000, with accelerated interest and principal payments, payable in five (5) monthly installments in cash and/or shares of our common stock, and mature on April 30, 2018. The Notes are convertible into shares of our common stock at an initial price of $1.624 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances as prices less than the conversion price.

The Warrants have a term of three years from issuance and are immediately exercisable to purchase shares of our common stock at an initial exercise price of $1.74 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the exercise price. Under certain circumstances, the holder of the Warrants may elect a cashless exercise.

Upon the occurrence of a change in control or an event of default, as defined, holders of our Notes may require us to redeem for cash all or a portion of its Notes at a premium amount equal to the sum of (x) the greater of (a) 125% of the amount being redeemed, and (b) the market value of the underlying shares and (y) the make-whole Interest amount through the maturity date of the Notes.

On April 14, 2015, Revere Wealth Management, LLC provided a term loan for $200,000 with an annual interest rate of 12% due May 31, 2015. Terms of the loan provided for fees of $2,500 and the first $65,000 of the loan proceeds should be used to fund legal expenses associated with the convertible preferred stock transaction and convertible senior notes and warrants transaction. This loan was repaid in May 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, Item 1A of this Report.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

We reported a net loss of $2,239,208 ($0.05) per share for the three months ended March 31, 2015 as compared to a net loss of $3,593,328, or ($0.11) per share, for the three months ended March 31, 2014. The net loss reduction of $1,354,120 was primarily due to:

•	$500 thousand improvement in general and administrative expense
•	$153 thousand less amortization expense
•	$944 thousand decrease in interest expense
•	($389) thousand reduction in gross margin
•	$92 thousand reduction in bad debt provision

These items are discussed further below.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended March 31, 2015 and 2014.

Gross Margin Analysis
	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	March 31, 2015	Mix	March 31, 2014	Mix	(Decrease)

Transaction Processing Services	$5,265,481	95%	$4,094,880	85%	$1,170,601
Mobile Payments	274,726	5%	748,599	15%	(473,873)
Total	$5,540,207	100%	$4,843,479	100%	$696,728

Cost of Revenues

Transaction Processing Services	$4,600,433	87%	$3,227,699	79%	$1,372,734
Mobile Payments	13,639	5%	300,795	40%	(287,156)
Total	$4,614,072	83%	$3,528,494	73%	$1,085,578

Gross Margin

Transaction Processing Services	$665,048	13%	$867,181	21%	$(202,133)
Mobile Payments	261,087	95%	447,804	60%	(186,717)
Total	$926,135	17%	$1,314,985	27%	$(388,850)

Net revenues consist primarily of payment processing fees. Net revenues were $5,540,207 for the three months ended March 31, 2015 as compared to $4,843,479 for the three months ended March 31, 2014. The increase in net revenues is primarily a result of previous quarter purchases of portfolios and organic net increases in merchants. This was offset by a decrease in the mobile payment processing revenues due to changes in our billing system and key personnel that affected the second quarter of 2014 and periods forward.

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended March 31, 2015 was $4,614,072 as compared to $3,528,494 for the three months ended March 31, 2014. The year over year increase in cost of revenues of $1,085,578 is primarily a result of an increase in merchants with higher processing costs and commissions. This was offset by decreases in certain mobile payment costs (primarily penalties) in the Mobile payment processing business.

Gross Margin for the three months ended March 31, 2015 was $926,135 (17%) as compared to $1,314,985 (27%) for the three months ended March 31, 2014. The primary reason for the decrease in the margin percentage was a continuing change in business mix and portfolio composition. Our business mix had lower margin transaction processing volume in the three months ended March 31, 2015 versus 2014.

Total operating expenses were $3,085,569 for the three months ended March 31, 2015, as compared to total operating expenses of $3,835,355 for the three months ended March 31, 2014. Total operating expenses for the three months ended March 31, 2015 consisted of general and administrative expenses of $2,637,469, provision for bad debts of $9,331 and depreciation and amortization of $438,769. For the three months ended March 31, 2014, total operating expenses consisted of general and administrative expenses of $3,141,945, provision for bad debts of $101,711, and depreciation and amortization of $591,699. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $2,637,469 for the three months ended March 31, 2015 as compared to $3,141,945 for the three months ended March 31, 2014. General and administrative expenses for the three months ended March 31, 2015 and 2014 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Three Months Ended Mar 31, 2015	Three Months Ended Mar 31, 2014	Increase / (Decrease)
Non-cash compensation expense	$601,371	$52,050	$549,321
Salaries, benefits, taxes and contractor payments	884,674	818,230	66,444
Professional fees	790,228	93,485	696,743
Rent	110,506	121,797	(11,291)
Business development	21,532	25,000	(3,468)
Travel expense	86,686	51,577	35,109
Filing fees	17,909	8,347	9,562
Transaction (gains) losses	(47,728)	1,359,806	(1,407,534)
Other expenses	172,291	611,653	(439,362)
Total	$2,637,469	$3,141,945	$(504,476)

Non-cash compensation expense from share-based compensation was $601,371 for the three months ended March 31, 2015 compared to $52,050 for the three months ended March 31, 2014. The non-cash compensation expenses were higher for the three months ended March 31, 2015 primarily due to first quarter vesting of stock issued in the third and fourth quarters of 2014.

Salaries, benefits, taxes and contractor payments were $884,674 for the three months ended March 31, 2015 as compared to $818,230 for the three months ended March 31, 2014, representing an increase of $66,444 as follows:

Group	Salaries and benefits for the three months ended March 31, 2015	Salaries and benefits for the three months ended March 31, 2014	Increase / (Decrease)
Corporate	$442,501	$283,914	$158,587
Engineering	12,147	80,791	(68,644)
Transaction Processing and Mobile Payments	430,026	453,525	(23,499)
Total	$884,674	$818,230	$66,444

The primary reason for the increase in salaries was the increase of corporate payroll of $158,587 salaries from corporate primarily from the hiring of certain managerial positions, offset by a decrease in engineering of $68,644, due to reduction in staff and a decrease in Transaction processing and Mobile payments primarily due to reduction in staff.

Professional fees were $790,228 for the three months ended March 31, 2015 as compared to $93,485 for the three months ended March 31, 2014, representing an increase of $696,743 as follows:

Professional Fee	Three Months Ended Mar 31, 2015	Three Months Ended Mar 31, 2014	Increase
General Legal	$151,695	$(126,399)	$278,094
SEC Compliance Legal Fees	127,121	10,000	117,121
Accounting and Auditing	113,086	90,310	22,776
Tax Compliance and Planning	9,925	6,400	3,525
Consulting	388,401	113,174	275,227
Total	$790,228	$93,485	$696,743

General legal expenses increased $278,094 during for the three months ended March 31, 2015 versus the three months ended March 31, 2014 primarily due to a settlement of fees for amounts less than accrued in prior periods during the first quarter of 2014. Accounting and auditing fees increased $22,776 primarily for consent and comfort letters. The change in consulting fees was $275,227, of which $77,956 was from corporate management consulting and call center services, $132,956 was from investor relations and $64,316 was from consulting from our Russian operations.

Other general and administrative expenses were $172,291 for the three months ended March 31, 2015 as compared to $611,653 for the three months ended March 31, 2014, representing a decrease of $439,362. The primary reason for the decrease in other expenses was the reduction of expenses in our Russian entities.

We recorded a provision for bad debts of $9,331 for the three months ended March 31, 2015 as compared to $101,711 for the three months ended March 31, 2014. For the three months ended March 31, 2015, we recorded a loss provision which was primarily comprised of $96,718 in ACH rejects offset by an $87,387 recovery from our Russian operations. The $101,711 provision for the three months ended March 31, 2014 consisted of ACH rejects in the normal course of operations.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses and employee non-compete agreements.  Depreciation and amortization expense was $438,769 for the three months ended March 31, 2015 as compared to $591,699 for the three months ended March 31, 2014.  The $152,930 decrease in depreciation and amortization expense was primarily due to purchased merchant portfolios reaching full amortization during 2014.

Interest expense was $117,594 for the three months ended March 31, 2015 as compared to $1,061,480 for the three months ended March 31, 2014, representing a decrease of $943,886 as follows:

Funding Source	Three months ended March 31, 2015	Three months ended March 31, 2014	Increase / (Decrease) $
Alfa Bank	$-	$243,036	$(243,036)
Capital Sources NY	-	86,250	(86,250)
Georgia Notes LLC	-	448,519	(448,519)
MBF Note	-	131,989	(131,989)
RBL Note	91,253	148,574	(57,321)
Other	26,341	3,112	23,229
Total	$117,594	$1,061,480	$(943,886)

 The decrease primarily consisted of the following: $448,519 from the Georgia Notes LLC note payable that was paid off September 15, 2014, a decrease in interest expense of $86,250 related to the Capital Sources note payable which was repaid on September 15, 2014, a decrease in interest expense of $57,321 that was related to two RBL notes which were repaid on April 7, 2014, a decrease in interest expense of $131,989 that was related to the MBF note which was repaid in July 2014 and $243,036 was due to the Alfa Bank factoring line, which was not utilized in the three months ended March 31, 2015.

The net loss attributable to noncontrolling interests amounted to $8,747 for the three months ended March 31, 2015 as compared to $28,690 for the three months ended March 31, 2014.

Since our inception, we have incurred significant operating losses. We incurred net losses totaling $10.2 million for the year ended December 31, 2014 and $2.2 million for the three months ended March 31, 2015. We had a working capital deficit of approximately $0.7 million and an accumulated deficit of $129 million at December 31, 2014. We had a working capital deficit of approximately $1.9 million and an accumulated deficit of $131 million at March 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Liquidity and Capital Resources

Our total assets at March 31, 2015 were $14.0 million compared to $14.3 million at December 31, 2014. The change in total assets is primarily attributable to the $0.3 million decrease in prepaid expenses, $0.1 million decrease in the Company’s receivables and a $0.2 million decrease in intangible assets, offset by a $0.3 million increase in cash, primarily due to our increase in borrowings for the quarter.

At March 31, 2015, we had total current assets of $4.8 million consisting of $0.8 million of cash, $3.3 million of accounts receivable, $0.7 million of prepaid expenses and other assets. At December 31, 2014, we had total current assets of $4.9 million including $0.5 million in cash, $3.4 million of accounts receivable and $1.0 million of prepaid expenses and other assets.

The net loss for the three months ended March 31, 2015 was $2.2 million compared to $3.6 million for the three months ended March 31, 2014. Operating activities used $165 thousand of cash for the three months ended March 31, 2015 as compared to cash provided of $739 thousand of cash for the three months ended March 31, 2014. Negative operating cash flow for the three months ended March 31, 2015 was primarily due a decrease in collections of accounts receivables.

Investing activities used $7 thousand of cash to purchase equipment for the three months ended March 31, 2015 as compared to $51 thousand of cash used for the three months ended March 31, 2014. The $51 thousand cash used for the three months ended March 31, 2014 was primarily attributable to $97 thousand purchase of equipment.

Financing activities provided $766 thousand for the three months ending March 31, 2015 primarily from $650 thousand in loan proceeds provided by RBL Capital, LLC and $125 thousand of related party advances from our CEO, Oleg Firer, to provide working capital prior to our funding pursuant to the convertible preferred stock. Financing activities provided $93 thousand of cash for the three months ended March 31, 2014 consisting primarily of the additional borrowings of $1.9 million offset by a decrease in related parties of $0.8 million and $1.1 million repayment of borrowings.

We often deal with transactions in foreign currencies, such as Russian Rubles. The effect of exchange rate changes on cash amounted to $331 thousand for the three months ended March 31, 2015 as compared to $130 thousand for three months ended March 31, 2014.

At March 31, 2015, there were 119,194 options outstanding with a remaining life of 9.7 years and exercise price of $1.34 per share issued under the Net Element International, Inc. 2013 Equity Incentive Plan.

On June 30, 2014, as a result of the closing of the credit facility under the RBL Loan Agreement, the entire principal amount of the Cayman Invest, S.A. (“CI”) Note was converted into 5,569,158 shares of common stock constituting 15% of the then outstanding shares of common stock our Company. Since the Note was not fully funded, we recorded a stock subscription receivable in the amount of $1,111,130. CI has advised us that they intend to fund the stock subscription from secondary sale(s) of our registered common stock shares that they own. However, existing market conditions for our stock are not conducive to selling at this time. We expect to fully collect the stock subscription receivable when CI sells a sufficient number of shares to settle this amount.

 Off-balance sheet arrangements

At March 31, 2015 we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. We are evaluating ASU 2014-09 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, The FASB issued Accounting Standards Update 2015-03 Interest-Imputation of Interest (Subtopic 835-30) to modify the presentation of debt issuance costs.  Prior to ASU 2015-03, issuance costs were presented as an asset on the statement of financial position, which the FASB concluded was inconsistent with both IFRS as well as FASB Concept Statement No. 6.  Under ASU 2015-03 debt issuance costs are required to be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. ASU 2015-03 is effective for public companies for years beginning after December 15, 2015, and interim periods within those fiscal periods. Additionally, the provisions should be applied on a retrospective basis as a change in accounting principle. We are evaluating ASU 2015-03 to determine if this guidance will have a material impact on the Company’s condensed consolidated financial statements.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2015, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2015.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of March 31, 2015. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of March 31, 2015 due to the small size of our US and Russian accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions.

27

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

■	Advances to Aggregators: We did not maintain appropriate control surrounding the billing and advances to aggregators in our TOT Money Russian operation during 2013. As a result, we replaced key management and migrated our billing system from SDSP Group to TOT Platform, our proprietary system, during 2014 to mitigate this control risk.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

■	Adequacy of Financial Information: We concluded that our internal controls were not effective as of March 31, 2015 due to the lack of general computer controls surrounding the billing and financial reporting system in one of our Russian subsidiaries. As a result, we migrated our billing and financial reporting system to our own proprietary system during 2014 to mitigate this problem. Additionally, we did not have adequate segregation of duties in the recording of transactions and we did not have adequate written procedures.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

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

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our first fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause. In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement. TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement. The defendant is the successor in interest to Paymentech. On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges. TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division. Plaintiffs’ opposition to Defendant’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant’s Reply to Plaintiff’s opposition was filed October 31, 2013. Defendants filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013. The case was subsequently dismissed and an appeal was filed. On May 12, 2015 The Appellate Division of the Supreme Court overturned the dismissal ruling of the lower Court and reinstated the Plaintiffs case. TOT payments will continue pursuit of its claims against First Data through the litigation process.

OOO-RM Invest

On March 17, 2014, the Company was served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with the Company allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that the Company would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that the Company would assume certain liabilities of Plaintiff; (d) that the Company would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that the Company would deliver DST account and stated key DST structures  to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (h) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (i) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that the Company breached its obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million.  The Company strongly denies the allegations referenced in the complaint and engaged legal counsel to defend its interests.  A Motion to Dismiss on jurisdictional as well as substantive grounds was filed but denied by the court. The Company filed multiple counterclaims against the Plaintiff and this matter is ongoing.

On August 12, 2014, legal counsel representing Net Element, Inc. received a Notice from the American Arbitration Association advising that the same Plaintiffs in the RMV Invest case above have instituted a parallel Arbitration claim dealing with substantially the same issues as addressed in the lawsuit. As with the referenced lawsuit, the Company strongly denies the allegations referenced in the arbitration proceedings. Legal counsel representing the Company filed a Motion to Dismiss, or in the Alternative, Stay Arbitration in the federal court case.  That Motion was denied on the basis that there is a pending Motion to Dismiss on jurisdictional Grounds. In October 2104, legal counsel filed a Motion to Dismiss with the Arbitrator on several grounds: (1) by filing the federal court action RM Invest waived its right to arbitrate and (2) RM Invest should not be permitted to pursue the same relief in two actions.  The Arbitration case was recently dismissed in view of the pending Federal Court action.

Wayne Orkin

On June 27, 2014, the Company was served with a lawsuit filed in the Los Angeles County of the Superior Court of California by Wayne Orkin. Orkin was a former employee of an entity First Business Solutions, LLC (“FBS”) that was a subsidiary of Unified Payments, LLC. The assets of Unified Payments, LLC were acquired by the Company in April 2013. Unified Payments, LLC is also a named defendant in this lawsuit. In his complaint, Orkin is claiming a “unity of interest in ownership” between the Defendants and that each of the named defendants were agents, alter egos and authorized representatives of one another. Orkin claims that the defendants breached its obligations pursuant to a verbal agreement allegedly into entered into in 2010 whereby he would allegedly be entitled to certain royalties resulting from the sales of a payment browser technology purchased by FBS from Orkin’s entity. The Plaintiff is claiming unspecified damages for alleged breach of contract, breach of covenant of good faith and fair dealing, misappropriation of technology, fraud and conversion. The Company asserts that we never had any dealings with Orkin and strongly deny all allegations contained in the Complaint. The Company engaged California counsel to repent its interests.

On September 23, 2014, The Court upheld the Motion to set aside a default judgment previously entered against Unified Payments. On the Motion to Dismiss (“demurrer”), Plaintiffs attorney filed an amended complaint to address certain deficiencies raised by our counsel. Requests for Discovery were served on Plaintiff’s counsel who recently requested an extension for filing responses thereto. The next court date is May 18, 2015 which is the hearing on our demurrer to the Plaintiffs First Amended Complaint.

As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration. A Demand for Arbitration was served on the company on May 5th. The Company will be defending the claims set out in the Arbitration Complaint

Aptito.com, Inc.

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

Gene Zell

In June 2014, the Company, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell for defamation of the Company and its CEO and tortious interference with the Company’s business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about the Company and its CEO on any website and enjoining him from contacting the Company’s business partners or investors. Zell violated the Court Order and the Court granted a Motion imposing sanctions against Zell. The Company continues to seek enforcement of the Court Order.

Zell recently filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Company is opposing the Motion.

Item 1A. Risk

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

None

Item 5.  Other Information.

None.

Item 6. Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page 32 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: May 14, 2015	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of June 12, 2012, by and between Cazador Acquisition Corporation Ltd. and Net Element, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 14, 2012)

2.2	Contribution Agreement, dated April 16, 2013, among Net Element International, Inc., Unified Payments, LLC, TOT Group, Inc., Oleg Firer, and Georgia Notes 18 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013)

2.3	Term Sheet, dated May 20, 2013, among TOT Group, Inc., Net Element International, Inc. and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2013)

2.4	Asset Purchase Agreement, dated June 18, 2013, between Aptito, LLC and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2013)

2.5	Contribution Agreement, dated September 25, 2013, among T1T Lab, LLC, Net Element International, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2013)

2.6	Assignment of Membership Interest, dated February 11, 2014, among T1T Group, LLC, Net Element, Inc., and T1T LAB, LLC (incorporated by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

2.7	Binding Offer Letter, dated March 16, 2015, among TOT Group Europe Ltd., Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 2.1 to Net Element’s Current Report on Form 8-K/A filed with the Commission on March 20, 2015)

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

4.1	Specimen Common Stock Certificate of Net Element International, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4/A filed by the Company with the Commission on August 13, 2012)

4.2	Warrant Certificate of Cazador Acquisition Corporation Ltd. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

4.3	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others (incorporated by reference to Exhibit 10.5 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.4	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.5	Secured Convertible Senior Promissory Note dated April 21, 2014 between the Company and Cayman Invest, S.A. (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K filed with the Commission on April 22, 2014)

4.6	Form of Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

4.7	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.1	Equity Distribution Agreement between the Company and Revere Securities, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101*	The following financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Unaudited Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended March 31, 2015 and 14; (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

* Filed herewith.

