Form 10-Q
period 2015-06-30
Net Element, Inc.
filed 2015-08-13
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of August 11, 2015 was 67,140,012.

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries. References in this Report to “PayOnline” refer, collectively, to PayOnline System LLC, Innovative Payment Technologies LLC, Polimore Capital Limited and Brosword Holding.

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

If these or other risks and uncertainties (including those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II, Item 1A of this Report and the Company’s subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the Commission after the date of this Report.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

Net Element, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2015

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$675,231	$503,343
Funds in Escrow	5,000,000	-
Accounts receivable, net	3,493,939	3,417,173
Advances to aggregators, net	113,841	18,455
Prepaid expenses and other assets	768,663	944,243
Total current assets, net	10,051,674	4,883,214
Fixed assets, net	137,583	70,918
Intangible assets, net	8,651,527	2,492,050
Goodwill	6,671,750	6,671,750
Other long term assets	288,283	204,737
Total assets	$25,800,817	$14,322,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,217,611	$2,698,257
Deferred revenue	241,304	472,482
Accrued expenses	2,747,967	2,351,885
BCF derivative liabilities	368,571	-
Warrant derivative liabilities	3,623,182	-
Short term notes payable (net of discount)	277,778	-
Notes payable (current portion)	318,405	98,493
Due to related parties	83,257	-
Total current liabilities	10,878,075	5,621,117
Note payable (non-current portion)	3,646,595	3,216,507
Total liabilities	14,524,670	8,837,624

Series A Convertible Preferred stock ($1,000 stated value, 1,000,000 shares authorized, 3,045 shares issued and outstanding at June 30, 2015, net of discount)	2,832,082	-

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 300,000,000 shares authorized and 57,619,634 and 45,881,523 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	5,761	4,589
Paid in capital	144,416,472	136,689,629
Stock subscription receivable	(1,111,130)	(1,111,130)
Accumulated other comprehensive loss	(1,475,981)	(1,251,461)
Accumulated deficit	(133,645,034)	(129,116,344)
Noncontrolling interest	253,977	269,762
Total stockholders' equity	11,276,147	5,485,045
Total liabilities, mezzanine and stockholders' equity	$25,800,817	$14,322,669

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net revenues	$6,906,916	$4,912,035	$12,447,123	$9,755,514

Costs and expenses:
Cost of revenues	5,467,819	3,345,087	10,081,890	6,873,580
General and administrative (includes $601,371, $700,468, $1,202,742 and $752,518 of share based compensation for the three and six months ended June 30, 2015 and 2014, respectively)	3,184,845	2,545,552	5,822,320	5,687,731
Provision for bad debt	131,511	(1,540,415)	140,841	(1,438,704)
Depreciation and amortization	626,497	624,790	1,065,267	1,216,491
Total costs and operating expenses	9,410,672	4,975,014	17,110,318	12,339,098
Loss from operations	(2,503,756)	(62,979)	(4,663,195)	(2,583,584)
Interest expense, net	(1,284,591)	(1,770,255)	(1,402,183)	(2,831,736)
Gain on change in fair value and settlement of beneficial conversion derivative	2,022,036	5,569,158	2,022,036	5,569,158
Loss on debt extinguishment	-	(3,962,406)	-	(3,962,406)
Gain on debt restructure	-	1,596,000	-	1,596,000
Gain (loss) from asset disposal	23,854	(28,320)	23,857	(28,320)
Other income (expense)	(32,355)	(6,394)	(3,282)	(46,326)
Net (loss) income before income taxes	(1,774,812)	1,334,804	(4,022,767)	(2,287,214)
Income taxes	-	-	-	-
Net (loss) income	(1,774,812)	1,334,804	(4,022,767)	(2,287,214)
Net income attributable to the noncontrolling interest	10,527	12,965	19,274	41,655
Net (loss) income attributable to Net Element, Inc. shareholders	(1,764,285)	1,347,769	(4,003,493)	(2,245,559)

Dividends for the benefit of preferred stockholders	(525,197)	-	(525,197)	-

Net (loss) income attributable to common stock	(2,289,482)	1,347,769	(4,528,690)	(2,245,559)

Foreign currency translation	(116,353)	(122,217)	(224,524)	1,161,080
Comprehensive (loss) income attributable to common stock	$(2,405,835)	$1,225,552	$(4,753,214)	$(1,084,479)

(Loss) Income per share - basic and diluted	$(0.04)	$0.04	$(0.08)	$(0.07)

Weighted average number of common shares outstanding - basic and diluted	49,707,143	32,368,577	47,892,638	32,421,286

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(4,003,493)	$(2,245,559)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non controlling interest	(12,145)	(41,655)
Share based compensation	1,202,742	752,518
Deferred revenue	(310,241)	(81,386)
Gain on change in fair value and settlement of beneficial conversion derivative	(2,022,036)	46,113
Depreciation and amortization	1,065,267	1,216,491
Non cash interest	349,146	-
Amortization of debt discount	983,715	1,644,626
(Recovery of ) provision for loan losses	(94,770)	(1,438,704)
(Gain) loss on disposal of fixed assets	(23,854)	28,320
Gain on disposal of derivative	-	(5,569,158)
Loss on debt extinguishment	-	3,962,406
Gain on MBF debt restructure	-	(1,596,000)
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates
Account receivable	266,529	5,771,525
Advances to aggregators	(92,017)	2,675,228
Prepaid expenses and other assets	173,598	(305,374)
Accounts payable	507,737	(552,372)
Accrued expenses	(460,826)	(882,971)
Net cash (used in) provided by operating activities	(2,470,648)	3,384,048

Cash flows from investing activities
Purchase of portfolio and client acquisition costs	(303,775)	(1,260,339)
Acquisition of PayOnline assets, net of cash received	(3,195,452)	-
Purchase of fixed and other assets	(65,051)	(941)
Net cash used in investing activities	(3,564,278)	(1,261,280)

Cash flows from financing activities
Repayment to Financial Institutions	-	(7,756,017)
Proceeds from preferred stock	5,500,000	-
Proceeds from indebtedness	650,000	8,879,898
Note payable (non-current)	-	(3,030,666)
Related party advances (payments)	84,256	(1,793,423)
Net cash provided by (used in) financing activities	6,234,256	(3,700,208)

Effect of exchange rate changes on cash	(27,443)	2,722,837
Net increase in cash	171,888	1,145,397

Cash at beginning of period	503,343	126,319
Cash at end of period	$675,231	$1,271,716

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$121,253	$324,716
Taxes	$90,211	$230,191

Non cash activities:
Notes payable (net of discount)	$277,778	$-
Funds in escrow from issuance of notes	$5,000,000	$-
Derivative Liability - warrants	$3,623,182	$-
Preferred dividends paid in common stock	$525,197	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Net Element, Inc. (“We”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in mobile payments and other transactional services in emerging countries and in the United States. We are differentiated by our proprietary technology, which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We operate in a single operating segment for being a provider of transactional services, online and mobile payment solutions. We are able to deliver these services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. Geographic areas in which we operate include the United States, where through our U.S. based subsidiaries we generate revenues from transactional services and other payment technologies for small and medium-sized businesses (“SME”). Through TOT Group Russia and Net Element Russia, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries including Russian Federation, Commonwealth of Independent States (“CIS”), Europe and Asia.

Business

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those done over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third party resellers of our products and services and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. In addition, we partner with banks such as BMO Harris Bank, N.A. in the United States and VTB Bank, Bank of Moscow, Raiffeisen Bank, Kazkommertsbank, and Rietumu Bank in Russian Federation, CIS, Europe and Asia to sponsor us for membership in Visa®, MasterCard® or other card associations and to settle transactions with merchants. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services.

Our mobile payments business provides carrier-integrated mobile payments solutions. Our relationships with mobile operators give us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer our clients’ in-app, premium SMS (“P-SMS”), online and carrier billing services.  We also produce and sell our own content in our mobile payments business.

Aptito is a proprietary, next-generation, cloud-based payments platform for the hospitality industry, which creates an online consumer experience into offline commerce environments via tablet, mobile and all other cloud-connected devices. Easy to use point-of-sale system makes things easier by providing everything the hospitality industry needs to help streamline the management and operations. Orders placed tableside by customers directly speed up the process and improve overall efficiency. Aptito's next generation mobile point of sale (“POS”) system provides portability to the staff while performing all the same functions as a traditional POS system, and more.

PayOnline provides flexible high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps and arrange payments on the website of any commercial organization to increase the convenience of using and to achieve the highest possible percent of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems (“GDS”), which includes Amadeus® and Sabre®. Key regions of the PayOnline company are: the CIS, Eastern Europe, Central Asia, Western Europe, North America and Asia major sub regions. PayOnline offices are located in Russia and in the Republic of Cyprus. We include the results of PayOnline starting May 20, 2015.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial position and results of operations for the related periods. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated results of operations for any interim periods are not necessarily indicative of results to be expected for the full year.

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

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. At June 30, 2015 and December 31, 2014, the U.S. based bank balances did not exceed FDIC insured institution limits of $250,000.

We maintain approximately $435,666 and $318,416 in uninsured bank accounts in Russia, Ukraine, Cyprus and the Cayman Islands at June 30, 2015 and December 31, 2014.

In addition at June 30, 2015 we had $5,000,000 held in escrow for our offering of senior convertible notes and warrants. See “—Senior Convertible Notes and Warrants” in Note 8 for additional information.

Accounts Receivable

Receivables are stated net of allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on trends in the customers aging. In Russia, the service providers are large telecommunication companies and we do not reserve for these receivables given their financial strengths and our experience with these service providers.

Other Current Assets

We maintain an inventory of terminals, which we use to service both merchants and independent sales agents. If the terminals are sold for a fee, we expense the cost of these terminals, plus any set up fees at the time of the sale. Often, we will provide the terminals as an incentive to such merchants and independent sales agents to enter into a merchant contract with us, which have an average length of three years. In such case, the cost of the terminal plus any set up fees will be amortized over the three years. If the merchants leave before the end of their contract, they are obligated to either return the terminal or pay for the terminal. We had $489,250 in terminals and iPads® and related equipment at June 30, 2015 and $532,315 at December 31, 2014, of which $222,281 has been placed with merchants at June 30, 2015 and $292,718 at December 31, 2014. Amortization of these terminals amounted to $31,496 and $62,231 for the three and six months ended June 30, 2015, respectively, and $12,751 and $27,419 for the comparative 2014 periods,

Fixed Assets

We depreciate our furniture and equipment over a term of three to ten years. Computers and software are depreciated over terms between two and five years. Leasehold improvements are depreciated over the shorter of the economic life or term of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

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

Additionally, we capitalize the fair value of intangible assets acquired in business combinations. We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: merchant portfolios, trade & domain names, non-compete agreements, customer relationships, technology and certain contracts

Capitalized Customer Acquisition Costs, Net

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

Customer acquisition costs were $689,965 and $526,728 at June 30, 2015 and December 31, 2014, respectively, and are reflected as intangible assets in the accompanying unaudited condensed consolidated balance sheets.  During the three months and six months ended June 30, 2015, we capitalized customer acquisition costs of $186,125 and $303,775, respectively, and amortized an additional $75,042 and $140,538 for the three months and six months ended June 30, 2015, respectively.

Accrued Residual Commissions

We pay commissions to ISGs and independent sales agents based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by us on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. We report commission payments as a cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss.

At June 30, 2015 and December 31, 2014 the residual commission payable to ISGs and independent sales agents were $596,337 and $514,252 respectively.

We pay agent commission on annual fees between January and April each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. Therefore we deferred $87,900 and $175,800 of agent commissions paid for annual fees at June 30, 2015 and December 31, 2014, respectively. Prepaid agent commissions for annual fees are included in prepaid expenses in the accompanying condensed consolidated balance sheets. Commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Financial Instruments

Convertible securities containing detachable warrants where the conversion price of the security and/or the exercise price of the warrants are affected by the current market price of our common stock are accounted for as derivative financial instruments when the exercise and conversion prices are not considered to be indexed to our stock. These derivatives are recorded as liabilities and presented in our condensed consolidated balance sheets under the captions “BCF derivative liabilities” and “Warrant derivative liabilities”.

For such issuances of convertible securities with detachable warrants, we initially record both the warrant and the beneficial conversion feature (“BCF”) at fair value, using option pricing models commonly used by the financial services industry (Black-Scholes-Merton options pricing model) using inputs generally observable in the financial services industry. These derivative financial instruments are marked-to-market each reporting period, with unrealized changes in value reflected in earnings under the caption “gain (loss) on change in fair value of derivative”.

For discounts arising from issuances of instruments embedded in a debt security, the discount is accounted for as a discount to the principal amount of the related note payable. For discounts arising from issuances of instruments embedded in an equity security, the discount is accounted for as a reduction to additional paid-in-capital.

The resulting discounts arising from the initial recording of the warrants and BCF are amortized over the term of the host security. The classification of the amortization is based on the nature of the host instrument. In this respect, amortization of discounts associated with debt issuances are classified as interest expense, whereas amortization of discounts associated with preferred stock issuances are classified as preferred stock dividends.

At the time a warrant or BCF is exercised, the fair value of the derivative financial instrument at the time of exercise/conversion is calculated, and a realized gain or loss on conversion is determined and reported as “gain (loss) on settlement of derivative”.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt instruments. The carrying values of cash, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the debt instruments of $4,242,778 at June 30, 2015 and $3,315,000 at December 31, 2014 approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The June 30, 2015 debt balance is net of an amortized discount of $4,722,222. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

We measure certain non-financial assets and liabilities at fair value on a non-recurring basis. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-level fair value hierarchy to prioritize the inputs used to measure fair value and maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in business combinations as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the PayOnline acquisition, as discussed in Note 4, were measured at fair value at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment assessment is primarily based on observable inputs using company specific information and is classified as Level 3.

Foreign Currency Transactions

We are subject to exchange rate risk from our foreign operations in Russia, the functional currency of which is the Russian ruble. In Russia, we generate service fee revenues and incur product development, engineering, website development, interest expense, and general and administrative costs and expenses. The Russian operations receive income and pay a majority of their operating expenses in rubles, exposing us to exchange rate risk.

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

Our revenues for the three and six months ended June 30, 2015 and 2014 are principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments doing business as Unified Payments, which is our US transaction processing company, and PayOnline, which is our Russian online transaction processing company, consolidated effective May 20, 2015 when we took control of PayOnline. See “—PayOnline” in Note 4 for additional more information.

Our transactional processing companies derive revenues primarily from the electronic processing of services including: credit, debit, electronic benefits transfer and alternative payment methods card processing authorized and captured through proprietary and third party networks, electronic gift certificate processing, and equipment sales. These revenues are recorded as bankcard and other processing transactions when processed.

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

We account for bundled transactions in accordance with Accounting Standard Update No 2009-13, “Multiple–Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 requires the use of the relative selling price method of allocating total consideration to units of accounting in a multiple element arrangement and eliminates the residual method. This accounting principle requires an entity to allocate revenue in an arrangement using estimated selling price deliverables if it does not have vendor specific objective evidence (“VSOE”) or third party evidence (“TPE”) of selling price.

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

Generally, we (i) are the primary obligor in our arrangements with our merchant customers, (ii) have latitude in establishing the price of our services, (iii) have the ability to change the product and perform parts of the services, (iv) have discretion in supplier selection, (v) have latitude in determining the product and service specifications to meet the needs of our merchant customers, and (vi) assume credit risk. In such cases, we report revenues as gross of fees deducted by our sponsoring member banks, as well as fees deducted from card-issuing member banks and card associations (Visa® and MasterCard®) on behalf of our sponsoring member banks for interchange and assessments. These fees charged by the card associations to process the credit card transactions are recorded separately as cost of revenue and interchange fees in the accompanying condensed consolidated statement of operations and comprehensive loss.

Revenues from our subsidiary, TOT Money, are recognized as a percentage of amounts billed to mobile operators or as gross transaction amount if the content is owned by us. Revenue is recognized when TOT Money’s billing system is able to create a billable transaction for a mobile operator. Billable transactions are created and submitted to TOT Money by content aggregators or from TOT Money branded (owned) content.

Each month, mobile operators provide TOT Money with details supporting the transactions received by the mobile operator. TOT Money reconciles the data provided by the mobile operator to its internal billing system. Pursuant to the mobile operator agreements, any total billing difference under 5% is considered immaterial and TOT Money accepts the mobile operator data as accurate. Any differences from content providers that exceed 5% of the amount billed are researched, reconciled and addressed with the mobile operator.

Funds received by TOT Money from mobile operators, excluding TOT Money branded content, include amounts due to aggregators for supplying us with billable transactions from content providers. Revenues provided by aggregators are presented net of aggregator payments on the condensed consolidated financial statements of TOT Money as the collections are considered to be agency fees. TOT Money serves as agent to the mobile operators, performing a service for a fee. For our TOT Money branded content, we record the gross transaction amount.

Cost of revenues for TOT Money is comprised primarily of fees for short numbers provided by the mobile operators that are used to provide traffic from content providers to mobile customers.

Cost of revenues for TOT Payments, Aptito and PayOnline is comprised primarily of processing fees paid to third parties attributable to providing transaction processing and service fees for POS system usage by our merchant customers. Interchange fees and cost of services are recognized as incurred, which generally occurs in the same period in which the corresponding revenue is recognized. Interchange fees are set by the card networks, and are paid to the card-issuing bank. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa® and MasterCard® network dues.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At June 30, 2015, we had 11,648,260 warrants and 119,194 incentive stock options issued and outstanding that are anti-dilutive in effect. At June 30, 2014, we had 8,938,900 warrants and 119,194 incentive stock options issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three and six months ended June 30, 2015 and year ended December 31, 2014, we did not recognize any charges for impairment of goodwill and intangible assets.

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

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16”), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. ASU 2014-16 is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. We are evaluating ASU 2014-09 to determine if this guidance will have a material impact on our condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-03 Interest-Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) to modify the presentation of debt issuance costs.  Prior to ASU 2015-03, issuance costs were presented as an asset on the statement of financial position, which the FASB concluded was inconsistent with both International Financial Reporting Standards (IFRS) as well as FASB Concept Statement No. 6.  Under ASU 2015-03, debt issuance costs are required to be presented as a direct deduction of debt balances on the statement of financial position, similar to the presentation of debt discounts. ASU 2015-03 will be effective for public companies for years beginning after December 15, 2015, and interim periods within those fiscal periods. Additionally, the provisions should be applied on a retrospective basis as a change in accounting principle. The adoption of ASU 2015-03 will result in a reduction in total assets and total liabilities in the amount of the then unamortized debt issuance costs.

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

TOT Group is the parent company of TOT Payments, LLC doing business as Unified Payments (TOT Payments), a wholly owned subsidiary formed in Florida, Aptito, LLC, a 80% owned subsidiary formed in Florida (acquired June 18, 2013), TOT Group Europe LTD, a wholly owned subsidiary formed in the United Kingdom, TOT Group Kazakhstan, a wholly owned subsidiary formed in Kazakhstan and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.

•	TOT Payments, LLC is the parent company of:
-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida;
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida; and
-	Unified Portfolios, LLC, a wholly owned subsidiary formed in Florida.

•	OOO TOT Group Russia is the parent company of its wholly owned subsidiary OOO TOT Money (a company formed in Russia).

•	Netlab Systems, LLC is the parent company of Tech Solutions LTD (Cayman Islands).
•	Net Element Russia is the parent company of 99% owned OOO TOT Group.

Additionally, our financial statements for the period ended June 30, 2015 include the assets and operations of the companies that comprise PayOnline, Innovative Payment Technologies LLC (Russia), Polimore Capital Limited (Cyprus) and Brosword Holding Limited (Cyprus), as we contracted to attain financial and operational control of PayOnline effective May 20,2015.

All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $4.0 million and $2.3 million for the six months ended June 30, 2015 and 2014 respectively. At June 30, 2015, we had a working capital deficit of approximately $0.8 million and an accumulated deficit of approximately $133.6 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We are continuing with our plan to further grow and expand our payment processing operations in emerging markets, particularly in Russia and surrounding countries. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern so long as we are able to secure additional long-term financing; however, there is no assurance this will occur, or on terms favorable to us. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

On June 19, 2015, we received a deficiency letter from The NASDAQ Capital Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum. In accordance with NASDAQ Listing Rules, we were provided a compliance period of 180 calendar days, or until December 16, 2015, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price requirement if the bid price of our Common Stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days. If we do not regain compliance with the minimum closing bid price requirement during the initial 180-day compliance period, we may be eligible for an additional 180-day compliance period, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and we notify The NASDAQ Capital Market staff of our intention to cure the deficiency during the additional compliance period. For additional discussion, see “Our common stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity” in Part II, Item 1A of this Report.

NOTE 4. MERGER AND ACQUISITION TRANSACTIONS

PayOnline

On May 20, 2015, our subsidiaries TOT Group Europe, Ltd. and TOT Group Russia LLC, entered into an acquisition agreement to acquire all of the assets and liabilities that comprise PayOnline. PayOnline’s business includes the operation of a protected payment processing system to accept bank card payments for goods and services.

Purchase consideration consists of a combination of $3.6 million in cash, and restricted common shares with a value of $3.6 million, payable in five quarterly installments, and, if applicable, additional earn-out payments in cash and restricted common shares based on a multiple of EBITDA. The Agreement sets forth the determination of the value of such shares based on the closing stock price on the date before each applicable payment date.

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated useful lives of acquired assets:

Purchase Consideration:	(in Millions)
Cash	$3.6
Issuance of Net Element Stock	3.6
Total Consideration Transferred	$7.2

Purchase Price Allocation to Identifiable assets acquired and liabilities assumed (Preliminary)
Current Assets	$0.8
Merchant Portfolios and Client lists	1.9
Other Intangible Assets	4.8
Fixed Assets	0.1
Currrent Liabilities	(0.4)
Total Identifiable Net Assets	7.2
Total Purchase Price Allocation	$7.2

Unaudited Pro Forma Information – PayOnline Acquisition

The following unaudited supplemental pro forma results of operations include the results of operations of PayOnline as if the acquisition of PayOnline occurred on January 1, 2014, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.

The unaudited pro forma combined results of operations for the three and six months ended June 30, 2015 and 2014 have been prepared by adjusting the historical results of the Company to include the historical results of PayOnline as if the acquisition of PayOnline occurred on January 1, 2014. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

	Three	Six	Three	Six
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2015	June 30, 2014	June 30, 2014

Net Revenues	$8,112,226	$14,927,124	$14,262,658	$13,061,635

Net Loss from Operations	$(2,609,656)	$(5,011,363)	$(2,550,906)	$(3,341,537)

NOTE 5. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from processors and Russian mobile operators. Total accounts receivable amounted to $3,493,939 and $3,417,173 at June 30, 2015 and December 31, 2014, respectively. Accounts receivable included $1,803,066 and $1,346,118 of amounts due from Russian mobile operators and $1,690,873 and $2,071,053 of credit card processing receivables at June 30, 2015 and December 31, 2014, respectively. Credit card processing receivables are net of a $103,030 allowance for doubtful accounts at June 30, 2015 and December 31, 2014.

For the three months ended June 30,2015 we recorded $138,893 for Automated Clearing House, (“ACH”) rejects in the normal course of operation, offset by loan recoveries of $7,382 from our Russian Operations. For the six months ended June 30, 2015 we recorded $235,610 for Automated Clearing House, (“ACH”) rejects in the normal course of operation, offset by loan recoveries of $94,769 from our Russian Operations.

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

The cycle of the Russian TOT Money mobile payment processing business begins with TOT Money advancing funds to aggregators for data traffic to be provided to mobile operators. Aggregators provide transactions to TOT Money for processing and billing via its agreements with mobile operators. We do not reserve for these accounts receivable given our payment history with the mobile operators. The collection cycle with mobile operators is approximately 45 days.

On occasion, TOT Money advances funds to aggregators for future processing volume. The balance of advances to aggregators was $113,841 at June 30, 2015 and $18,455 at December 31, 2014.

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

NOTE 6. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life
	(in years)	June 30, 2015	December 31, 2014
Furniture and equipment	3 - 10	$170,904	$132,228
Computers	2 - 5	63,528	61,369
Total		234,432	193,597
Less: Accumulated depreciation		(96,849)	(122,679)
Total fixed assets, net		$137,583	$70,918

Depreciation expense for the three months ended June 30, 2015 and 2014 was $9,428 and $29,135, respectively and $26,420 and $40,415 for the six months ended June 30, 2015 and 2014.

NOTE 7.  INTANGIBLE ASSETS

Shown below are the details of intangible assets at June 30, 2015 and December 31, 2014:

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	Contracts	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2014	$520,924	$1,082,731	$526,728	$-	$-	$-	$361,667	$2,492,050
Additions	55,037	-	117,650	-	-	-	-	172,687
Amortization	(36,138)	(219,408)	(65,496)	-	-	-	(70,000)	(391,042)
Balance at March 31, 2015	$539,823	$863,323	$578,882	$-	$-	$-	$291,667	$2,273,695
Additions	3,092,470	1,866,258	186,125	1,000,000	512,200	306,350	-	6,963,403
Amortization	(162,855)	(202,675)	(75,042)	(41,667)	(20,833)	(12,500)	(70,000)	(585,572)
Balance at June 30, 2015	$3,469,438	$2,526,906	$689,965	$958,333	$491,367	$293,850	$221,667	$8,651,526

Software Development Costs

We capitalize software development costs that add value to or extend the useful life of the related software we develop for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized. During the six months ended June 30, 2015 we capitalized $3,147,507 of development costs primarily consisting of the following.

•	Point of sale software ($76,620)
•	Mobile payments billing software and payment processing software ($27,466)
•	PayOnline Software and Gateways ($3,043,420)

During the year ended December 31, 2014, we capitalized $371,992 of development costs as part of developing for point of sale software ($243,341), payment processing software ($100,782) and mobile payments billing software ($27,869).

Merchant Portfolios

Merchant Portfolios consist of portfolios owned by us that earn future streams of income. The useful lives of these portfolios range from 15 to 36 months at the time of acquisition. At June 30, 2015 and December 31, 2014 the net value of these portfolios was $2,526,906 and $1,082,731 respectively. The value of the portfolios increased primarily due to our purchase of PayOnline, during which, we acquired client lists with a fair market value of $1,866,258. The useful lives of merchant portfolios represent management’s best estimate over which we expect to recognize the economic benefits of these intangible assets.

Contracts, trademarks and domain names.

As part of the PayOnline acquisition we acquired a contract with SD Ventures to process transactions for premium dating networks such as: AnastasiaDate, AmoLatina and AsiaDate with a fair market value of $1,000,000 at the date of the acquisition. In addition, we acquired certain trademarks with a $512,200 fair market value and domain names with a $306,350 fair market value at the date of acquisition.

Non-Compete Agreements

In connection with the Company’s acquisition of Unified Payments, LLC (“Unified Payments”) in 2013, two key executives of Unified Payments signed covenants not to compete. These covenants have a three-year life and have a net book value $221,667 and $361,667 at June 30, 2015 and December 31, 2014, respectively.

Total amortization expense for the three and six months ended June 30, 2015 was $617,068 and $795,590, respectively, of which $31,496 and $62,232 represented amortization of inventory placed with merchants for the three months and six months ended June 30, 2015, respectively. Total amortization expense was $595,655 and $1,158,633 for the three months and six months ended June 30, 2014, respectively.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense
2015	$1,489,959
2016	2,798,512
2017	2,490,503
2018	1,357,079
2019	515,473
Total	$8,651,526

NOTE 8. SHORT TERM DEBT

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

In September 2014, TOT Money entered into the Supplement Agreement No. 14 and the Supplement Agreement No. 15 with Alfa-Bank (“Amendment No. 15”), which renewed and amended the Factoring Credit Facility. Pursuant to such amendments, the FCF was renewed and will expire on June 30, 2016, the maximum aggregate limit of financing (secured by TOT Money’s accounts receivable) to be provided by Alfa-Bank to TOT Money under the FCF was increased to 415 million Russian rubles (approximately US$ 10,814,614 based on the currency exchange rate on September 17, 2014), Alfa-Bank's fees (commissions) for providing financing to TOT Money was amended to be computed as a financing rate that ranges from 13.22% to 14.50% of the amounts borrowed, depending upon the number of days in the period from the date financing is provided until the date the factored receivable is paid. The maximum financing amount was increased from 80% to 100% of the assigned accounts receivable. The agreement requires us to comply with covenants. Accordingly, the amounts of our draws will depend on amounts of accounts receivable suitable for assignment at the time we choose to draw under such facility. We have not drawn any funds under the Factoring Credit Facility. This facility is not secured by Kenges Rakishev (A&O SAT & Company).

Bank Otkritie Credit Agreement

In November 2014, TOT Money entered into a factoring services agreement (together with related and ancillary agreements, collectively, the “Bank Otkritie Agreement”) with Bank Otkritie Financial Corporation (“Bank Otkritie”).

Pursuant to the Bank Otkritie Agreement, TOT Money will assign to Bank Otkritie its accounts receivable as security for financing in an aggregate amount of up to 200 million Russian rubles (or approximately US $4,237,288 based on the currency exchange rate as of the close of business on November 17, 2014) provided by Bank Otkritie to TOT Money. Pursuant to the Bank Otkritie Agreement, Bank Otkritie is required to track the status of TOT Money’s accounts receivable, monitor timeliness of payment of such accounts receivable, and provide related services. The term of the agreement is from November 5, 2014 until November 5, 2017.

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

If there is a delay in payment by TOT Money of any sums due to Bank Otkritie under the Bank Otkritie Agreement, Bank Otkritie has the right to demand that TOT Money pay a penalty in the amount of 0.3% of the outstanding debt for each day of delay. The Bank Otkritie Agreement requires us to comply with certain affirmative covenants. Accordingly, the amounts of our draws under the Bank Otkritie Agreement from time to time will depend on the amounts of the accounts receivable suitable for such assignment at the time we choose to draw under such facility. We have not drawn any funds under the Bank Otkritie Agreement.

Oleg Firer, our Chief Executive Officer, has personally guaranteed our performance under the Bank Otkritie Agreement.

Term Loan.

On April 14, 2015, Revere Wealth Management, LLC provided a term loan for $200,000 with an annual interest rate of 12% due May 31, 2015. Terms of the loan provided for fees of $2,500 and the first $65,000 of the loan proceeds should be used to fund legal expenses associated with the Company’s convertible preferred stock transaction and convertible senior notes and warrants transaction. This loan was repaid in May 2015.

Senior Convertible Notes and Warrants.

On April 30, 2015, we entered into a $5,000,000 Securities Purchase Agreement (the “Debt SPA”) for the issuance of (i) senior convertible notes in the aggregate principal amount of $5,000,000 (the “Notes”), convertible into shares of our common stock and (ii) 2,709,360 warrants (the “Warrants”) to purchase shares of our common stock.

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

The exercise price of the Warrants are subject to market adjustments and “down round” reduction. Under certain circumstances, the holders of the Warrants may elect a cashless exercise. As a result, the Warrants are not considered to be indexed to our common stock and are accounted for as derivative financial instruments. The Warrants were valued at date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions: risk-free interest rate of 0.54%, expected life of 3 years, expected volatility of 63% and dividend yield of zero, resulting in a fair value of $5,329,593 at the time of issuance.

The conversion rights embedded in the Notes are at a conversion price below-market, and subject to further market price adjustments and “down round” provisions. As a result, the beneficial conversion feature (“BCF”) is accounted for as derivative financial instrument. The BCF was valued at date of issuance using the Black- Scholes-Merton options pricing model with the following assumptions: fair market value of our stock at $0.80, risk-free interest rate of 0.35%, expected life of 2 years, expected volatility of 63% and dividend yield of zero, resulting in a recorded value of $376,344 at the time of issuance.

The book value of the Note at June 30, 2015 is $277,778, as calculated below:

Total face value of note	$5,000,000

Total discount resulting from warrants	$(5,329,593)

Total discount resulting from the beneficial conversion feature	$(376,344)

Amortization of Discounts	$983,715

Net book value of note at June 30, 2015	$277,778

The $5,000,000 cash proceeds from the Notes has been placed in escrow. See Note 17.

NOTE 9. ACCRUED EXPENSES

At June 30, 2015 and December 31, 2014, accrued expenses amounted to $2,747,967 and $2,351,885, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding at June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
Accrued professional fees	$396,742	$295,144
Promotional expense	93,526	75,346
Accrued payroll	8,713	70,463
Accrued bonus	1,543,553	1,409,131
Accrued interest	300,000	-
Accrued foreign taxes	160,360	189,690
Other accrued expenses	245,073	312,111
	$2,747,967	$2,351,885

Accrued bonuses are attributed to our TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 10. LONG TERM DEBT

Long term debt consisted of the following:

	June 30,		December 31,
	2015		2014
RBL Capital Group LLC	$3,965,000		$3,315,000
Convertible Notes Payable	277,778	*	-
Total Debt	4,242,778		$3,315,000
Less Current Portion	(596,183)		(98,493)
Long Term Debt	$3,646,595		$3,216,507

* $5,000,000, net of unamortized discount of $4,722,222

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the RBL Loan Agreement, we may borrow up to $10,000,000 from RBL during the period of 18 months from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. At June 30, 2015 and December 31, 2014 we had $6,035,000 and $6,685,000 available on our RBL credit line.

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

Effective March 27, 2015, we entered into a $250,000 term loan note with RBL. The loan provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $6,819 per month. We paid $5,000 in costs related to this loan, which the amortized amount is classified within other assets on the condensed consolidated balance sheet.

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at June 30, 2015 is as follows:

2015 (6 months)	$5,318,405
2016	843,318
2017	968,303
2018	1,111,812
2019	723,162
Total	8,965,000
Less unamortized portion	(4,722,222)
Balance as of June 30, 2015	$4,242,778

See subsequent events Note 17 for additional information on these notes and cash in escrow.

NOTE 11. CONCENTRATIONS

Total revenue was $12,447,123 for the six months ended June 30, 2015 of which $11,448,751 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $998,372 was derived from processing of mobile electronic payments.

The credit card processing revenues were derived from merchant customer transactions, which are processed primarily by two third-party processors. For the six months ended June 30, 2015 we processed 64% of its total revenue with Priority Payments, Inc. (f\k\a Cynergy Data, LLC) and 17% with Vantiv, Inc. (f\k\a National Processing Company (NPC).

The mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the three months ended June 30, 2015, we processed 2% of our total revenue with Beeline (OJSC Vimpelcom), and 2% with MTS (Mobile TeleSystems OJSC).

Our total revenue was $9,755,514 for the six months ended June 30, 2014. Of this amount, $8,664,561 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $1,086,705 was derived from processing of mobile electronic payments.

The transaction processing revenues were derived from processing merchant customer transactions, which are processed primarily by two “third-party” processing networks. For the six months ended June 30, 2014, we processed 56% of total revenue with Priority Payments, Inc. (f\k\a Cynergy Data, LLC) and 28% with Vantiv, Inc.

Our mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the six months ended June 30, 2014, we processed 4% of our total revenue with Megaphone, and 4% with Mobile TeleSystems OJSC (MTS).

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

Net Element Russia leases approximately 2,033 square feet of office space in Moscow, Russia at annual rent of $81,000, as well as one corporate apartment at annual rent of $22,500. The current lease term for the office space expires on July 30, 2016 and we expect to renew this lease at that time. The current lease term for corporate apartment expires on January 12, 2016. We believe that these facilities are adequate for our anticipated needs.

PayOnline System leases approximately 1,500 square feet of office space in Moscow, Russia at annual rent of $147,693. The current lease term for the office space expires on July 15, 2016 and we expect to renew this lease at that time. We believe that these facilities are adequate for our anticipated needs.

Litigation

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause. In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement. TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement. The defendant is the successor in interest to Paymentech. On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges. TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division. Plaintiffs’ opposition to Defendant’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant’s Reply to Plaintiff’s opposition was filed October 31, 2013. Defendants filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013. The case was subsequently dismissed and an appeal was filed. On May 12, 2015 The Appellate Division of the Supreme Court overturned the dismissal ruling of the lower Court and reinstated the Plaintiffs case. The Parties are in the process of Discovery and TOT payments will continue pursuit of its claims against First Data through the litigation process.

OOO-RM Invest

On March 17, 2014, we were served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with us allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that we would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that we would assume certain liabilities of Plaintiff; (d) that we would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that we would deliver DST account and stated key DST structures to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (h) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (i) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that we breached our obligations pursuant to that alleged oral agreement, and is seeking, among other things, compensatory damages in excess of $50 million.  We strongly deny the allegations referenced in the complaint and engaged legal counsel to defend its interests.  A Motion to Dismiss on jurisdictional as well as substantive grounds was filed but denied by the court. We filed multiple counterclaims against the Plaintiff.

On August 12, 2014, legal counsel representing Net Element, Inc. received a Notice from the American Arbitration Association advising that the same Plaintiffs in the RMV Invest case above have instituted a parallel Arbitration claim dealing with substantially the same issues as addressed in the lawsuit. As with the referenced lawsuit, we strongly deny the allegations referenced in the arbitration proceedings. Legal counsel representing us filed a Motion to Dismiss, or in the Alternative, Stay Arbitration in the federal court case.  That Motion was denied on the basis that there is a pending Motion to Dismiss on jurisdictional Grounds. In October 2014, legal counsel filed a Motion to Dismiss with the Arbitrator on several grounds: (1) by filing the federal court action RM Invest waived its right to arbitrate and (2) RM Invest should not be permitted to pursue the same relief in two actions.  The Arbitration case was dismissed in view of the pending Federal Court action.

The Parties are engaged in the Discovery and Deposition process and the litigation matter is ongoing.

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

On September 23, 2014, The Court upheld the Motion to set aside a default judgment previously entered against Unified Payments. On the Motion to Dismiss (“demurrer”), Plaintiffs attorney filed an amended complaint to address certain deficiencies raised by our counsel. Requests for Discovery were served on Plaintiff’s counsel who recently requested an extension for filing responses thereto. At the court hearing on our demurrer to the Plaintiffs First Amended Complaint, the court gave the Plaintiff another opportunity to clarify its Complaint and Orkin filed a Second Amended Complaint in the California litigation on June 8, 2015. The Defendants will be filing a Demurrer in response.

As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration. A Demand for Arbitration was served on the company on May 5th. The Company will be defending the claims set out in the Arbitration Complaint. Unified Payments has formally filed counterclaims against Orkin in the arbitration matter.

Aptito.com, Inc.

Our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County.  This is an interpleader action in regards to 125,000 shares of stock.  Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of Net Element, Inc. stock.  There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares.  To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the Defendants to litigate amongst themselves as to how the shares should be distributed.  We continue to attempt service of process on all defendants.

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

Zell recently filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. We are opposing the Motion. There is a hearing scheduled on August 26, 2015 on Zell’s motion to dissolve the injunction in place against him.

Dan Hudson

In August 2015, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Dan Hudson for defamation of our Company and CEO and tortious interference with our business relationships. The Motion is for an injunction against Hudson enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. The matter has yet to be heard.

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

NOTE 13. RELATED PARTY TRANSACTIONS

During March 2015, a company owned by our CEO paid $125,000 of expenses on our behalf. This was reimbursed during the current quarter. See subsequent events (Note 17).

NOTE 14. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On December 5, 2013, our Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of common stock that are restricted (“Restricted Shares”); (v) units representing shares of common stock (“Performance Shares”); (vi) units that do not represent shares of common stock but which may be paid in the form of common stock (“Performance Units”); and (vii) shares of common stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of common stock available for award under the 2013 Plan at June 30, 2015 is 9,121,422, subject to adjustment as provided for in the 2013 Plan. The 2013 Plan is administered by the compensation committee.

For the quarter ended June 30, 2015, 18,750 shares of our common stock previously granted to the members of our Board of Directors became vested, and we recorded a compensation charge of $21,750.

At June 30, 2015, we had 119,194 incentive stock options outstanding with a weighted average exercise price of $1.34 and a weighted average contract term of 9.45 years. These options were out-of-the-money, and had no value at June 30, 2015 and December 31, 2014.

Sale of Series A Preferred Stock

On April 30, 2015, we entered into a $5,500,000 Securities Purchase Agreement for the issuance of 5,500 shares of newly-issued Series A convertible Preferred Stock. The Series A convertible Preferred Stock pays dividends at 9% (default rate 18%) per year on the full face amount of $5,500,000, requiring accelerated principal redemption and dividends payments to be made monthly in cash and/or shares of our common stock through October, 2015, and matures on April 20, 2017. The Series A convertible Preferred Stock initially is convertible into shares of our common stock at $1.74 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the conversion price.

Up the occurrence of a triggering event, as defined, holders of our Series A convertible preferred Stock may require us to redeem for cash all or a portion of the Series A convertible Preferred Stock at a premium amount equal to the sum of (x) the greater of (a) 120% of the amount being redeemed, and (b) the market value of the underlying shares, and (y) the make-whole dividend amount through the maturity date of the Series A convertible Preferred Stock.

The conversion rights embedded in the Series A convertible Preferred Stock are at a conversion price below-market, and subject to further market price adjustments and “down round” provisions. As a result, the beneficial conversion feature (“BCF”) is accounted for as derivative financial instrument. The BCF was valued at date of issuance using the Black- Scholes-Merton options pricing model, resulting in a recorded value of $212,918 at the time of issuance, and revalued to $72,834 at June 30, 2015.

On the last trading day of each month beginning on May 29, 2015, we are obligated to pay to the holders of Convertible Preferred Stock an amount equal to the sum of (i) 1,000 shares of Convertible Preferred Stock (or such lesser number of shares then outstanding), (ii) the accrued and unpaid dividends thereon, (iii) dividends that would have accrued through April 30, 2017 but for such monthly payment and (iv) any such amount that a holder of Convertible Preferred Stock has elected to defer. The holder has the ability to defer such monthly payments in its sole discretion. Each monthly payment may be made in cash, in common stock, or in a combination of cash and common stock. Our ability to make such payments in common stock, in whole or in part, will be subject to the satisfaction (or waiver) of certain equity conditions. Such shares will be valued, as of the date on which notice is given by us that payment will be made in common stock at the weighted average price of the common stock as of such date. If we elect to pay such monthly payment in shares of stock, we are required to pre-deliver shares of common stock and deliver additional shares, if any, to a true-up such number of shares to the number of shares required to be delivered on the applicable Installment Date pursuant to the calculation above.

Upon the occurrence of certain triggering events (as described in the Certificate of Designations), a holder of Convertible Preferred Stock may require us to redeem all or a portion of our Convertible Preferred Stock. The shares of Convertible Preferred Stock subject to such redemption must be redeemed by the Company, in cash, at a price equal to the sum of (x) the greater of (1) 120% of the amount being redeemed, and (2) the market value of the underlying shares and (y) the make-whole dividend amount through the maturity date of the Convertible Preferred Stock.

A holder of Convertible Preferred Stock may require us to redeem all or a portion of its shares of Convertible Preferred Stock in connection with a transaction that results in a Change of Control, as defined in the Certificate of Designations. We must redeem the shares of Convertible Preferred Stock subject to such redemption in cash at a price equal to the sum of (x) the greater of (1) 125% of the amount being redeemed, and (2) the market value of the underlying shares and (y) the make-whole dividend amount through the maturity date of the Convertible Preferred Stock.

See Note 17 for subsequent events relating to the Series A Convertible Preferred Stock.

NOTE 15. WARRANTS AND OPTIONS

At June 30, 2015, we had outstanding warrants to purchase 11,648,260 shares of common stock with a weighted average exercise price of $6.16 and a weighted average contract term of 2.39 years.

Of the 11,648,260 warrants, 8,938,900 warrants entitle the registered holder thereof to purchase one share of our common stock at a price of $7.50 per share. These warrants have been registered with the U.S. Securities and Exchange Commission and are currently exercisable. The Warrants expire on October 1, 2017 or earlier upon exercise or redemption. Francesco Piovanetti (the former Chief Executive Officer and a former director) and David P. Kelley II (a current director) own 3,609,631 and 14,000, respectively, of such warrants, to purchase an aggregate of 3,623,631 shares of our common stock.

In addition, we issued 2,709,360 warrants on April 30, 2015. These warrants have a term of three years from issuance and are immediately exercisable to purchase shares of our common stock at an initial exercise price of $1.74 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the exercise price. For additional information, see “—Senior Convertible Notes and Warrants” in Note 8 above.

At June 30, 2015, we had 119,194 incentive stock options outstanding with a weighted average exercise price of $1.34 and a weighted average contract term of 9.45 years. These options were out-of-the-money, and had no value at June 30, 2015 and December 31, 2014.

NOTE 16. INCOME TAXES

Our net deferred tax assets primarily are comprised of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $41.6 million and $44.0 million for federal and state, and approximately $9.5 million and $9.6 million for foreign taxes at June 30, 2015 and December 31, 2014, respectively.

The timing and manner in which we will be able to utilize our NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by us at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carry forward limitation periods. In the year 2014, approximately $1.3 million in the pre-change losses was released from the Section 382 loss limitation. We can still fully utilize the NOLs generated after the change of the ownership, which was approximately $4.3 million. Thus, the total of approximately $6.9 million as of June 30, 2015 is available to offset future taxable income.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation, we have concluded that based on the weight of available evidence, it is not more likely than not that we will realize any of the benefit of its net deferred tax assets. Accordingly, at June 30, 2015, we maintain a full valuation allowance totaling approximately $20.1 million.

NOTE 17. SUBSEQUENT EVENTS

Conversion of Preferred Stock into Common Stock

Between July 1, 2015 and August 11, 2015, holders of Preferred Series A Convertible stock converted 759 shares of preferred stock in exchange for 10,087,762 shares of our common stock.

Related Party Loan

On each of July 16, 2015 and July 29, 2015, we received advances of $150,000 (for a total of $300,000) from an entity related to our CEO. These advances are non-interest bearing, and were used to fund current operating expenses.

Letter Agreements Relating to Convertible Preferred Stock and Senior Convertible Notes and Warrants

On August 4, 2015, we entered into letter agreements with the investors to our Preferred SPA and Debt SPA. The letter agreements waived certain terms of the Convertible Preferred Stock, and waived and amended certain terms of the Preferred SPA and waived certain terms of the Debt SPA and of the Notes and Warrants issued pursuant to the Debt SPA.

With respect to the Notes and Warrants, we and the investors have mutually agreed to place on hold the obligations contained in the Transaction Documents (as defined in the Debt SPA) (including interest), and to decide before September 4, 2015 (the “Moratorium Date”) in writing to either void or reinstate the Notes and/or the Warrants in accordance with the original (or mutually agreed-upon modified) terms.

With respect to the Convertible Preferred Stock, the investors have mutually agreed to suspend our obligation to make installment payments through the Moratorium Date, but we currently remain obligated to issue common stock upon notice of voluntary conversions and pay dividends in either stock (subject to certain conditions) or cash.

The investors agreed to waive any and all claims and remedies against us arising from actual or alleged triggering events, equity condition failures, events of default, or performance obligations as defined in the Certificate of Designations and/or the Debt SPA prior to August 4, 2015.

In addition, each of the investors and its affiliates has agreed to limit the daily volume of our common stock that it would sell during any trading day.

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

Results of Operations for the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

We reported a net loss attributable to common stock of $2,289,482, or $0.04 per share for the three months ended June 30, 2015 as compared to a net income attributed to common stock of $1,347,769, or $0.04 per share, for the three months ended June 30, 2014. The net loss increase of $3.6 million was primarily due to:

•	$4.0 million decrease in debt extinguishment losses
•	$3.5 million decrease in derivative valuation gains
•	$1.7 million increase in bad debt provision primarily due to recoveries of aggregator advances in our mobile payment processing business.
•	$1.6 million decrease resulting from gains from restructuring of the MBF debt during 2014 that did not occur in 2015.
•	$0.6 million increase in general and administrative expense
•	$0.5 million decrease in interest expense
•	$0.1 million reduction in gross margin (cost of revenues) primarily due to a recovery of mobile operator penalties in 2014.

These items are discussed further below.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended June 30, 2015 and 2014.

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	June 30, 2015	Mix	June 30, 2014	Mix	(Decrease)

Transaction Processing Services	$6,575,878	95%	$4,573,740	93%	$2,002,138
Mobile Payments	331,038	5%	338,295	7%	(7,257)
Total	$6,906,916	100%	$4,912,035	100%	$1,994,881

Cost of Revenues

Transaction Processing Services	$5,453,063	83%	$3,345,087	73%	$2,107,976
Mobile Payments	14,756	4%	-	0%	14,756
Total	$5,467,819	79%	$3,345,087	68%	$2,122,732

Gross Margin

Transaction Processing Services	$1,122,815	17%	$1,228,653	27%	$(105,838)
Mobile Payments	316,282	96%	338,295	100%	(22,013)
Total	$1,439,097	21%	$1,566,948	32%	$(127,851)

Net revenues consist primarily of payment processing fees. Net revenues were $6,906,913 for the three months ended June 30, 2015 as compared to $4,912,035 for the three months ended June 30, 2014. The increase in net revenues is primarily a result of previous quarter purchases of portfolios and organic net increases in merchants. In addition, we consolidated transactional processing revenue from May 20, 2015 to June 30, 2015 for PayOnline for $304,143.

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended June 30, 2015 was $5,467,819 as compared to $3,345,087 for the three months ended June 30, 2014. The year over year increase in cost of revenues of $2,122,732 is primarily a result of an increase in merchants with higher processing costs and commissions. This was offset by decreases in certain mobile payment costs (primarily penalties) in the Mobile payment processing business.

Gross Margin for the three months ended June 30, 2015 was $1,439,097, or 21% of net revenue, as compared to $1,566,948, or 32% of net revenue, for the three months ended June 30, 2014. The primary reason for the decrease in the margin percentage was a continuing change in business mix and portfolio composition. Our business mix had lower margin transaction processing volume in the three months ended June 30, 2015 versus 2014.

Total operating expenses were $3,942,853 for the three months ended June 30, 2015, as compared to total operating expenses of $1,629,928 for the three months ended June 30, 2014. Total operating expenses for the three months ended June 30, 2015 consisted of general and administrative expenses of $3,184,845, provision for bad debts of $131,511 and depreciation and amortization of $626,497. For the three months ended June 30, 2014, total operating expenses consisted of general and administrative expenses of $2,545,522, recovery of bad debts of $1,540,415, and depreciation and amortization of $624,791. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $3,184,845 for the three months ended June 30, 2015 as compared to $2,545,552 for the three months ended June 30, 2014. General and administrative expenses for the three months ended June 30, 2015 and 2014 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase / (Decrease)
Non-cash compensation expense	$601,371	$700,468	$(99,097)
Salaries, benefits, taxes and contractor payments	920,546	814,100	106,446
Professional fees	1,184,085	743,778	440,307
Rent	130,581	118,356	12,225
Foreign Taxes	104,488	3,797	100,691
Travel expense	46,626	73,430	(26,804)
Filing fees	34,356	51,901	(17,545)
Transaction gains (losses)	(41,305)	(132,857)	91,552
Other expenses	204,097	172,581	31,516
Total	$3,184,845	$2,545,552	$639,293

Non-cash compensation expense from share-based compensation was $601,371 for the three months ended June 30, 2015 compared to $700,468 for the three months ended June 30, 2014. The non-cash compensation expenses were higher for the three months ended June 30, 2014 primarily due to $617,093 adjustment for the TOT Group Exchange pursuant to Amendment No. 1 to the exchange agreement executed on June 30, 2014.

Salaries, benefits, taxes and contractor payments were $920,546 for the three months ended June 30, 2015 as compared to $814,100 for the three months ended June 30, 2014, representing an increase of $106,446 as follows:

Group	Salaries and benefits for the three months ended June 30, 2015	Salaries and benefits for the three months ended June 30, 2014	Increase / (Decrease)
Corporate	$372,485	$342,734	$29,751
Engineering	33,215	53,887	(20,672)
Transaction Processing and Mobile Payments	514,846	417,479	97,367
Total	$920,546	$814,100	$106,446

The primary reason for the increase in salaries was the increase of $97,367 in salaries from transactional processing and mobile payments, primarily from the hiring of a risk manager and a sales vice president, and a $29,751 increase from corporate, primarily due to the hiring of certain management, offset by a decrease from engineering of $20,672, due to reduction in staff.

Professional fees were $1,184,085 for the three months ended June 30, 2015 as compared to $743,778 for the three months ended June 30, 2014, representing an increase of $440,307 as follows:

Professional Fee	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Increase / (Decrease)
General Legal	$190,184	$42,819	$147,365
SEC Compliance Legal Fees	13,749	75,000	(61,251)
Accounting and Auditing	157,482	114,680	42,802
Tax Compliance and Planning	6,350	16,800	(10,450)
Consulting	816,320	494,479	321,841
Total	$1,184,085	$743,778	$440,307

General legal expenses increased $147,365 during for the three months ended June 30, 2015 versus the three months ended June 30, 2014 primarily due to increased litigation activity compared to the same time period last year. Accounting and auditing fees increased $42,802 primarily for consent and comfort letters and services related to the PayOnline transaction. The change in consulting fees was $321,841 of which $94,798 was from corporate management consulting and call center services, $173,933 was from investor relations and $36,908 was from consulting from our Russian operations.

Foreign taxes were $104,488, for the three months ended June 30, 2015 as compared to $3,797 for the same comparative period in 2014.

Other general and administrative expenses were $204,097 (primarily consisting of performance bonuses of $86,874, communications of $35,717 and office expenses of $55,360) for the three months ended June 30, 2015 as compared to $172,580 (primarily consisting of performance bonuses of $86,874, communications of $9,468 and office expenses of $36,468) for the three months ended June 30, 2014, representing an increase of $31,516. The primary reason for the increase in other general and administrative expenses was the increase of expenses in our Russian entities for this time period.

We recorded a provision for bad debts of $131,511 for the three months ended June 30, 2015 as compared to a net recovery of $1,540,415 for the three months ended June 30, 2014. For the three months ended June 30, 2015, we recorded a loss provision which was primarily comprised of $138,893 in ACH rejects offset by a $7,382 recovery from our Russian operations. The recovery for the three months ended June 30, 2014 consisted of a $1,640,111 recovery from Russian operations, offset by $99,696 of ACH rejects in the normal course of operations.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses and employee non-compete agreements.  Depreciation and amortization expense was $626,497 for the three months ended June 30, 2015 as compared to $624,791 for the three months ended June 30, 2014. The $1,706 decrease in depreciation and amortization expense was primarily due to purchased merchant portfolios reaching full amortization during 2014, offset by the amortization of intangible assets acquired in the purchase of PayOnline.

Interest expense was $1,284,591 for the three months ended June 30, 2015 as compared to $1,770,255 for the three months ended June 30, 2014, representing a decrease of $485,664 as follows:

Funding Source	Three months ended June 30, 2015	Three months ended June 30, 2014	Increase / (Decrease)
Alfa Bank	$-	$54,292	$(54,292)
Convertible Notes Payable	1,146,715	-	1,146,715
Capital Sources NY	-	69,000	(69,000)
Cayman Invest	-	1,043,843	(1,043,843)
Georgia Notes LLC	-	417,625	(417,625)
MBF Note	-	121,570	(121,570)
RBL Note	137,173	65,388	71,785
Other	703	(1,463)	2,166
Total	$1,284,591	$1,770,255	$(485,664)

The decrease primarily consisted of $417,625 from the Georgia Notes LLC note payable that was paid off September 15, 2014, a decrease in interest expense of $69,000 related to the Capital Sources note payable which was repaid on September 15, 2014, a decrease in interest expense of $121,570 that was related to the MBF note which was repaid in July 2014 and $1,043,843 was related to financing from Cayman Invest which was paid off September, 2014. Interest expense for $54,292 was due to the Alfa Bank factoring line in 2014, which was not utilized in the six months ended June 30, 2015. This was primarily offset by the interest from the Notes financing and Convertible Preferred Stock financing with certain qualified institutional investors and certain institutional accredited investors, which began April 30, 2015.

The net loss attributable to noncontrolling interests amounted to $10,527 for the three months ended June 30, 2015 as compared to $12,965 for the three months ended June 30, 2014.

We paid dividends to our preferred shareholders in the amount of $525,197 during the three months ended June 30, 2015. No such dividends were paid during the comparable period in 2014.

Results of Operations for the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014.

We reported a net loss attributable to common stock of $4,528,690 ($0.08) per share for the six months ended June 30, 2015 as compared to a net loss attributable to common stock of $2,245,559, or ($0.07) per share, for the six months ended June 30, 2014. The net loss increase of $1.8 million was primarily due to:

•	$4.0 million decrease in debt extinguishment losses
•	$3.5 million decrease in derivative valuation gains
•	$1.6 million increase in bad debt provision primarily due to recoveries of aggregator advances in our mobile payment processing business
•	$1.6 million decrease resulting from the decrease in gains from restructuring of the MBF debt during 2014 that did not occur in 2015
•	$1.4 million decrease in interest expense
•	$0.5 million reduction in gross margin primarily due to a decrease in recovery mobile operator penalties that occurred in 2014

These items are discussed further below.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the six months ended June 30, 2015 and 2014.

	Six		Six
	Months Ended		Months Ended		Increase /
Source of Revenues	June 30, 2015	Mix	June 30, 2014	Mix	(Decrease)

Transaction Processing Services	$11,753,059	94%	$8,668,620	89%	$3,084,439
Mobile Payments	$694,064	6%	$1,086,894	11%	(392,830)
Total	$12,447,123	100%	$9,755,514	100%	$2,691,609

Cost of Revenues

Transaction Processing Services	$10,053,495	86%	$6,926,070	80%	$3,127,425
Mobile Payments	28,395	4%	(52,490)	-5%	80,885
Total	$10,081,890	81%	$6,873,580	70%	$3,208,310

Gross Margin

Transaction Processing Services	$1,699,564	14%	$1,742,550	20%	$(42,986)
Mobile Payments	665,669	96%	1,139,384	105%	(473,715)
Total	$2,365,233	19%	$2,881,934	30%	$(516,701)

Net revenues consist primarily of payment processing fees. Net revenues were $12,447,123 for the six months ended June 30, 2015 as compared to $9,755,514 for the six months ended June 30, 2014. The increase in net revenues is primarily a result of previous quarter purchases of portfolios and organic net increases in merchants. This was offset by a decrease in the mobile payment processing revenues due to changes in our billing system and key personnel that affected the second quarter of 2014 and periods forward.

Cost of revenues represents direct costs of generating revenues, including commissions, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the six months ended June 30, 2015 was $10,081,890 as compared to $6,873,580 for the six months ended June 30, 2014. The year over year increase in cost of revenues of $3,208,310 is primarily a result of an increase in merchants with higher processing costs and commissions. This was offset by decreases in certain mobile payment costs (primarily penalties) in the Mobile payment processing business.

Gross Margin for the six months ended June 30, 2015 was $2,365,233, or 19% of net revenue, as compared to $2,881,934, or 30% of net revenue, for the six months ended June 30, 2014. The primary reason for the decrease in the margin percentage was a continuing change in business mix and portfolio composition. Our business mix had lower margin transaction processing volume in the six months ended June 30, 2015 versus 2014.

Total operating expenses were $7,028,428 for six months ended June 30, 2015, as compared to total operating expenses of $5,465,518 for the six months ended June 30, 2014. Total operating expenses for the six months ended June 30, 2015 consisted of general and administrative expenses of $5,822,320, provision for bad debts of $140,841 and depreciation and amortization of $1,065,267. For the six months ended June 30, 2014, total operating expenses consisted of general and administrative expenses of $5,687,731, net recovery for bad debts of $1,438,704, and depreciation and amortization of $1,216,491. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $5,822,320 for the six months ended June 30, 2015 as compared to $5,687,731 for the six months ended June 30, 2014. General and administrative expenses for the six months ended June 30, 2015 and 2014 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase / (Decrease)
Non-cash compensation expense	$1,202,742	$752,518	$450,224
Salaries, benefits, taxes and contractor payments	1,718,347	1,497,304	221,043
Professional fees	1,960,567	1,397,017	563,550
Rent	241,086	196,830	44,256
Foreign Taxes	104,475	3,897	100,578
Travel expense	133,311	132,857	454
Filing fees	66,014	60,247	5,767
Transaction gains (losses)	(89,033)	1,359,806	(1,448,839)
Other expenses	484,811	287,255	197,556
Total	$5,822,320	$5,687,731	$134,589

Non-cash compensation expense from share-based compensation was $1,202,742 for the six months ended June 30, 2015 compared to $752,518 for the six months ended June 30, 2014. The non-cash compensation expenses were higher for the six months ended June 30, 2015 primarily due to first quarter vesting of stock issued in the third and fourth quarters of 2014.

Salaries, benefits, taxes and contractor payments were $1,718,347 for six months ended June 30, 2015 as compared to $1,497,304 for the six months ended June 30, 2014, representing an increase of $221,043 as follows:

Group	Salaries and benefits for the six months ended June 30, 2015	Salaries and benefits for the six months ended June 30, 2014	Increase / (Decrease)
Corporate	$728,112	$626,648	$101,464
Engineering	45,362	134,678	(89,316)
Transaction Processing and Mobile Payments	944,873	735,978	208,895
Total	$1,718,347	$1,497,304	$221,043

The primary reason for the increase in salaries was the increase of $101,464 in salaries from corporate, primarily from the hiring of certain management, and a $208,895 increase from transaction processing and mobile payments, primarily due to hiring of in-house sales and risk management, offset by a decrease from engineering of $89,316, due to reduction in staff.

Professional fees were $1,960,567 for the six months ended June 30, 2015 as compared to $1,397,017 for the six months ended June 30, 2014, representing an increase of $563,550 as follows:

Professional Fee	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Increase / (Decrease)
General Legal	$324,616	$(83,946)	$408,562
SEC Compliance Legal Fees	89,212	85,000	4,212
Accounting and Auditing	307,832	214,980	92,852
Tax Compliance and Planning	16,275	23,200	(6,925)
Consulting	1,222,632	1,157,783	64,849
Total	$1,960,567	$1,397,017	$563,550

General legal expenses increased $408,562 during for the six months ended June 30, 2015 versus the six months ended June 30, 2014 primarily due to a settlement of fees for amounts less than accrued in prior periods during the first quarter of 2014 and more active litigation. Accounting and auditing fees increased $92,852 primarily for consent and comfort letters and services relating to the PayOnline transaction. The $64,849 change in consulting fees was primarily due to fees regarding the PayOnline transaction.

Foreign taxes were $104,448, for the six months ended June 30, 2015 as compared to $3,897 for the same comparative period in 2014.

Other general and administrative expenses were $484,811 (primarily consisting of performance bonuses of $173,748, office expenses of $121,765, and communications expenses of $84,347) for the six months ended June 30, 2015 as compared to $291,151 (primarily consisting of $173,748 performance bonuses, office expenses of $73,041, marketing expense of $68,309) for the six months ended June 30, 2014, representing an increase of $197,556, primarily due to increased expenses in our Russian operations as a result of the PayOnline acquisition.

We recorded a provision for bad debts of $140,841 for the six months ended June 30, 2015 as compared to a net recovery of $1,438,704 for the six months ended June 30, 2014. For the six months ended June 30, 2015, we recorded a loss provision which was primarily comprised of $235,610 in ACH rejects offset by a $94,769 recovery from our Russian operations. The $1,438,704 net recovery for the six months ended June 30, 2014 consisted of $201,406 ACH rejects in the normal course of operations offset by a $1,640,111 recovery from our Russian operations.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses and employee non-compete agreements.  Depreciation and amortization expense was $1,065,267 for the six months ended June 30, 2015 as compared to $1,216,491 for the six months ended June 30, 2014.  The $151,224 decrease in depreciation and amortization expense was primarily due to purchased merchant portfolios reaching full amortization during 2014.

Interest expense was $1,402,183 for the six months ended June 30, 2015 as compared to $2,831,736 for the six months ended June 30, 2014, representing a decrease of $1,429,553 as follows:

Funding Source	Six months ended June 30, 2015	Six months ended June 30, 2014	Increase / (Decrease)
Alfa Bank	$-	$297,328	$(297,328)
Convertible Notes Payable	1,146,715	-	1,146,715
Capital Sources NY	-	155,250	(155,250)
Cayman Invest	-	1,043,843	(1,043,843)
Georgia Notes LLC	-	866,144	(866,144)
MBF Note	-	253,559	(253,559)
RBL Note	228,427	213,962	14,465
Other	27,041	1,650	25,391
Total	$1,402,183	$2,831,736	$(1,429,553)

The decrease primarily consisted of the following: $866,144 from the Georgia Notes LLC note payable that was paid off September 15, 2014, a decrease in interest expense of $155,250 related to the Capital Sources note payable which was repaid on September 15, 2014, a decrease in interest expense of $253,559 that was related to the MBF note which was repaid in July 2014 and $1,043,843 was related to financing from Cayman Invest which was paid off September, 2014. $297,328 was due to the Alfa Bank factoring line, which was not utilized in the six months ended June 30, 2015. This was primarily offset by the interest from the Notes financing and Convertible Preferred Stock financing with certain qualified institutional investors and certain institutional accredited investors, which began April 30, 2015.

The net loss attributable to non controlling interests amounted to $19,274 for the six months ended June 30, 2015 as compared to $41,655 for the six months ended June 30, 2014.

We paid dividends to our preferred shareholders in the amount of $525,197 during the six months ended June 30, 2015. No such dividends were paid during the comparable period.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We incurred net losses totaling $4.0 million for the six months ended June 30, 2015 and $10.2 million for the year ended December 31, 2014. We had a working capital deficit of approximately $0.8 million and an accumulated deficit of $134 million at June 30, 2015. We had a working capital deficit of approximately $0.7 million and an accumulated deficit of $129 million at December 31, 2014. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our total assets at June 30, 2015 were $25.8 million compared to $14.3 million at December 31, 2014. The change in total assets is primarily attributable to the $5.0 million increase in amounts due from escrow, $0.2 million increase in cash primarily due to the Company’s Russian operations, $0.1 million increase in the Company’s receivables and advances to aggregators, $6.2 million increase in intangible assets due to the Company’s acquisition of PayOnline, and a $0.1 million increase in fixed assets primarily due to the Company’s acquisition of PayOnline offset by a $0.1 million decrease in prepaid expenses.

At June 30, 2015, we had total current assets of $10.1 million consisting of $0.7 million of cash, $5.0 million of amounts due from escrow, $3.5 million of accounts receivable, $0.1 million of advances to aggregators, and $0.8 million of prepaid expenses and other assets. At December 31, 2014, we had total current assets of $4.9 million including $0.5 million in cash, $3.4 million of accounts receivable and $1.0 million of prepaid expenses and other assets.

The net loss for the six months ended June 30, 2015 was $4.0 million compared to $2.3 million for the six months ended June 30, 2014. Operating activities used $2.5 million cash for the six months ended June 30, 2015 as compared to $3.4 million of cash provided by operations for the six months ended June 30, 2014. Negative operating cash flow for the six months ended June 30, 2015 was primarily due to net loss adjusted for non-cash items. .

The operating cash inflows for the six months ended June 30, 2014 of approximately $3.4 million were mainly driven by collections in accounts receivable and aggregator advances of approximately $6.8 million offset by the net loss of $2.2 million.

Investing activities used $3.6 million of cash for the six months ended June 30, 2015 as compared to $1.3 million of cash used for the six months ended June 30, 2014. The $3.6 million cash used for the six months ended June 30, 2015 was primarily attributable to intangible assets acquired from the PayOnline acquisition. For the six months ended June 30, 2014, cash flows used in investing activities were primarily used to purchase credit card portfolios for approximately $1.3 million.

Financing activities provided $6.2 million for the six months ending June 30, 2015 primarily from $5.5 million in proceeds provided from the sale of preferred stock and $650 thousand of loan proceeds from RBL Capital Group, LLC.

Cash used in the financing activities of approximately $3.7 million for the six months ended June 30, 2014 were primarily due to $8.9 million of proceeds from Cayman Invest loan offset by repayment of our factoring line in Russia and $3.0 million repayment of loans from RBL ($2.5 million), MBF ($0.2 million) and Georgia Notes ($0.3 million).

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

On April 30, 2015, we entered into a Securities Purchase Agreement with certain qualified institutional investors and certain institutional accredited investors providing for an offer and sale to the investors of 5,500 shares of newly-issued Series A Convertible Preferred Stock having an aggregate offering price of $5,500,000. For additional information, see “—Series A Preferred Stock” in Note 14 and subsequent events in Note 17 to the condensed consolidated financial statements contained in Part I, Item 1 of this Report.

On April 30, 2015,we entered into a $5,000,000 Securities Purchase Agreement with certain qualified institutional and accredited investors for the issuance of (i) senior convertible notes in the aggregate principal amount of $5,000,000, convertible into shares of our common stock and (ii) 2,709,360 warrants to purchase shares of our common stock. For additional information, see “—Senior Convertible Notes and Warrants” in Notes 8 and subsequent events in Note 17 to the condensed consolidated financial statements contained in Part I, Item 1 of this Report.

On June 19, 2015, we received a deficiency letter from The NASDAQ Capital Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum. In accordance with NASDAQ Listing Rules, we were provided a compliance period of 180 calendar days, or until December 16, 2015, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price requirement if the bid price of our Common Stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days. If we do not regain compliance with the minimum closing bid price requirement during the initial 180-day compliance period, we may be eligible for an additional 180-day compliance period, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and we notify The NASDAQ Capital Market staff of our intention to cure the deficiency during the additional compliance period. For additional discussion, see “Our common stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity” in Part II, Item 1A of this Report.

Off-balance sheet arrangements

At June 30, 2015 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2015, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of June 30, 2015. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	We do not have sufficient personnel or financial resources to provide adequate risk assessment functions.

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

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

■	We did not have adequate written procedures, risk assessment processes or board of directors training at June 30, 2015. Our quarterly reporting process, particularly in Russia, requires additional controls and processes.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a consistent basis. Management intends to continue focusing its remediation efforts in the near term on providing board and committee members with tools and COSO training designing revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also is committed to taking further action and implementing enhancements or improvements as resources permit. We recognize that, due to the size and early stage of development of our foreign businesses, implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 4, there was no change in our internal control over financial reporting during our second fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

For a discussion of legal proceedings, see “—Litigation” in Note 12 to the condensed consolidated financial statements contained in Part I, Item 1 of this Report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described below and in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Our stockholders will have a reduced ownership and voting interest after issuance of the shares issuable upon conversion of the Convertible Preferred Stock and Notes and exercise of the Warrants and may exercise less influence over management.

To the extent we issue shares of common stock upon conversion of the Convertible Preferred Stock and Notes or exercise of the Warrants, the issuances will dilute the ownership interest of our current stockholders. Any sales in the public market of shares of the common stock issuable upon such conversion or exercise could adversely affect prevailing market prices of shares of our common stock.  Furthermore, if our stock price decreases or other triggering events described in the Certificate of Designations, Notes, or Warrants occur, then the number of shares issuable pursuant to these agreements may be adjusted, and existing stockholders would experience greater dilution.  In addition, the existence of the Convertible Preferred Stock, Notes and Warrants may encourage short selling by market participants because the conversion of the Convertible Preferred Stock and Notes and exercise of the Warrants could depress the price of shares of our common stock. As a result, our current stockholders as a group would own a substantially smaller interest in us and may have less influence on our management and policies than they now have.

The right of the holders of the Notes and Warrants to potentially purchase the Additional Notes and Additional Warrants and receive additional shares of our common stock could have a negative impact on our common stock price and could impair our ability to raise capital.

Pursuant to the terms of the Debt SPA, we may potentially be required to sell additional secured convertible notes for up to $10,000,000 (the “Additional Notes”) along with related warrants (the “Additional Warrants”). The Additional Notes and Additional Warrants will have terms substantively similar to the Notes and Warrants issued on April 30, 2015, except that the conversion price and exercise price and the term of the Additional Notes and Additional Warrants will be fixed at the time of such additional closing date. Since the conversion price and exercise price are currently indeterminable and additional shares of common stock will have to be issued upon the respective conversion or exercise of the Additional Notes and Additional Warrants, the existence of these rights could have a negative impact on our public stock price. Moreover, the existence of these rights could materially impair our ability to obtain financing, which would have a material adverse effect on our business and viability.

The right of first offer held by the holders of Convertible Preferred Stock and Notes to participate in future financings of ours could impair our ability to raise capital.

Under the Preferred SPA and Debt SPA, in the event that we seek to raise money through the offer and sale of debt or equity securities for a period of one year after the date no shares of Convertible Preferred Stock or no Notes remain outstanding, we must first offer the buyers under the Preferred SPA and Debt SPA a right to participate in at least 50% of the securities we propose to offer in such funding. The existence of such right of participation, or the exercise of such rights, may in the deter potential investors from providing us needed financing, or may deter investment banks from working with, which would have a material adverse effect on our ability to finance our company.

Our common stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity.

We are required to continually meet the listing requirements of The NASDAQ Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The NASDAQ Capital Market. On June 19, 2015, we received a deficiency letter from The NASDAQ Capital Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum. In accordance with NASDAQ Listing Rules, we were provided a compliance period of 180 calendar days, or until December 16, 2015, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price requirement if the bid price of our Common Stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days. If we do not regain compliance with the minimum closing bid price requirement during the initial 180-day compliance period, we may be eligible for an additional 180-day compliance period, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and we notify The NASDAQ Capital Market staff of our intention to cure the deficiency during the additional compliance period. If we do not regain compliance with the minimum closing bid price requirement by December 16, 2015 and are not eligible for an additional compliance period at that time, The NASDAQ Capital Market will provide written notice that our securities are subject to delisting. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We cannot provide any assurance that our stock price will recover within the permitted grace period. If our common stock is delisted, it could be more difficult to buy or sell our common stock and to obtain accurate quotations, and the price of our stock could suffer a material decline. Delisting would constitute an event of default under the Notes and we could be required to redeem all or a portion of the Notes. In addition, the threat of delisting as stated in the deficiency letter, if not cured within 90 days after June 19, 2015, would constitute a failure to satisfy an equity condition under the Notes and under the Certificate of Designations of the Convertible Preferred Stock, resulting in the Company’s inability to pay (a) the interest under the Notes and/or the dividends with respect to the Convertible Preferred Stock and (b) the installments of the principal amounts of the Notes and of the Convertible Preferred Stock in our common stock. Delisting may also impair our ability to raise capital, which would have a negative effect on our business plans and operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

a) Sales of Unregistered Securities

Information required by Item 701 of Regulation S-K as to unregistered equity securities we sold during the period covered by this Report that were not registered under the Securities Act has been previously reported in the Company’s Current Reports on Form 8-K filed with the Commission.

b) Use of Proceeds

On April 30, 2015, the Company entered into a Securities Purchase Agreement with certain qualified institutional investors and certain institutional accredited investors providing for an offer and sale to the investors of 5,500 shares of newly-issued Series A Convertible Preferred Stock, $1,000 stated value per share (the “Convertible Preferred Stock”), of the Company having an aggregate offering price of $5,500,000. The shares of Convertible Preferred Stock were registered under the Securities Act pursuant to a registration statement on Form S-3 (File No. 333-199432), which was declared effective by the Commission on December 11, 2014. The offering commenced as of April 30, 2015 and did not terminate before all of the securities registered in the registration statement were sold. Revere Securities, LLC (the “Placement Agent”) acted as an exclusive placement agent in connection with the offering.

We raised approximately $5.1 million in net proceeds from the offering after deducting commissions to the Placement Agent of $275,000 and other offering expenses of approximately $135,000. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. We used $3.6 million of the net proceeds from the offering to fund the cash component of the PayOnline acquisition (see “—PayOnline” in Note 4 to the condensed consolidated financial statements contained in Part I, Item 1 of this Report). The balance of the proceeds was used to fund operations. There has been no material change in the planned use of proceeds from the offering as described in our prospectus filed with the Commission on May 1, 2015 pursuant to Rule 424(b).

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page 46 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: August 13, 2015	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.8	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

4.1	Form of Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.1	Securities Purchase Agreement (Series A Preferred Stock) among the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.2	Form of Voting Agreement (related to Series A Preferred Stock sale) among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.3	Form of Lock-Up Agreement (related to Series A Preferred Stock transaction) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.4	Securities Purchase Agreement (Senior Convertible Notes and Warrants) among the Company and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 17, 2015)

10.5	Registration Rights Agreement among the Company and the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.6	Form of Lock-Up Agreement (related to Senior Convertible Notes and Warrants transaction) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.7	Form of Voting Agreement (related to Senior Convertible Notes and Warrants transaction) among the Company and the stockholders thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.8	Acquisition Agreement, dated May 20, 2015, among TOT Group Europe Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc. and Champfremont Holding Ltd., Polimore Capital Limited, Brosword Holding Limited and other Target Companies listed in Exhibit B thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.9	Escrow Agreement, dated May 20, 2015, among TOT Group Europe Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and Reznick Law, PLLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.10	Guaranty, dated May 20, 2015, among Net Element, Inc., Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.11	Guaranty, dated May 20, 2015, by Lacerta Management Ltd in favor of TOT Group Europe Ltd., and ТOT Group Russia LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.12	Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.13	Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

Page 48