Form 10-Q
period 2015-09-30
Net Element, Inc.
filed 2015-11-16
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of November 5, 2015 was 80,001,143.

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

3

Net Element, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2015

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$315,728	$503,343
Funds in Escrow	5,000,000	-
Accounts receivable, net	4,539,765	3,417,173
Advances to aggregators, net	45,114	18,455
Prepaid expenses and other assets	952,283	944,243
Total current assets, net	10,852,890	4,883,214
Fixed assets, net	200,932	70,918
Intangible assets, net	8,116,787	2,492,050
Goodwill	6,671,750	6,671,750
Other long term assets	335,268	204,737
Total assets	$26,177,627	$14,322,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,388,770	$2,698,257
Deferred revenue	530,013	472,482
Accrued expenses	2,580,818	2,351,885
Derivative liability conversion feature	428,884	-
Warrant derivative liability	3,978,495	-
Short term notes payable (net of discount)	694,445	-
Notes payable (current portion)	950,894	98,493
Due to related parties	467,806	-
Total current liabilities	14,020,125	5,621,117
Note payable (non-current portion)	3,014,106	3,216,507
Total liabilities	17,034,231	8,837,624

Series A Convertible Preferred stock ($1,000 stated value, 1,000,000 shares authorized, 972 shares issued and outstanding, at September 30, 2015, net of discount)	953,903	-

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock ($.0001 par value, 300,000,000 shares authorized and 77,752,600 and 45,881,523 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	7,775	4,589
Paid in capital	149,507,581	136,689,629
Stock subscription receivable	(1,111,130)	(1,111,130)
Accumulated other comprehensive loss	(1,665,625)	(1,251,461)
Accumulated deficit	(138,779,508)	(129,116,344)
Noncontrolling interest	230,400	269,762
Total stockholders' equity	9,143,396	5,485,045
Total liabilities, mezzanine and stockholders' equity	$26,177,627	$14,322,669

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net revenues	$12,675,123	$6,026,961	$25,122,250	$15,782,475

Costs and expenses:
Cost of revenues	10,705,327	4,717,855	20,787,216	11,591,435
General and administrative (includes $601,371, $522,981, $1,804,113 and $1,275,498 of share based compensation for the three and nine months ended September 30, 2015 and 2014, respectively)	2,760,541	2,433,296	8,582,864	8,119,738
Provision for (recovery of) bad debt	284,384	136,150	425,225	(1,302,554)
Depreciation and amortization	851,636	684,503	1,916,901	1,900,995
Total costs and operating expenses	14,601,888	7,971,804	31,712,206	20,309,614
Loss from operations	(1,926,765)	(1,944,843)	(6,589,956)	(4,527,139)
Interest expense, net	(1,605,034)	(790,490)	(3,007,216)	(3,622,225)
(Loss) gain on change in fair value and settlement of beneficial conversion derivative	(1,083,028)	-	939,008	5,569,158
Gain (loss) on debt extinguishment	79,325	(2,221,813)	79,325	(6,184,219)
Gain on debt restructure	-	-	-	1,596,000
Gain from asset disposal	44,928	44,456	68,786	16,137
Other expense	(46,204)	(57,602)	(49,492)	(105,217)
Net loss before income taxes	(4,536,778)	(4,970,292)	(8,559,545)	(7,257,505)
Income taxes	-	-	-	-
Net loss	(4,536,778)	(4,970,292)	(8,559,545)	(7,257,505)
Net loss attributable to the noncontrolling interest	23,577	9,912	42,850	51,567
Net loss attributable to Net Element, Inc. shareholders	(4,513,201)	(4,960,380)	(8,516,695)	(7,205,938)

Dividends for the benefit of preferred stockholders	(621,273)	-	(1,146,470)	-

Net loss attributable to common stock	(5,134,474)	(4,960,380)	(9,663,165)	(7,205,938)

Foreign currency translation	(189,644)	(273,679)	(414,168)	887,400
Comprehensive loss attributable to common stock	$(5,324,118)	$(5,234,059)	$(10,077,333)	$(6,318,538)

Loss per share - basic and diluted	$(0.07)	$(0.13)	$(0.18)	$(0.21)

Weighted average number of common shares outstanding - basic and diluted	68,504,421	39,316,693	53,969,603	34,683,766

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(8,516,695)	$(7,205,938)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non controlling interest	(42,850)	376,059
Share based compensation	1,202,742	1,275,498
Deferred revenue	(36,764)	26,310
Gain on change in fair value and settlement of beneficial conversion derivative	(939,008)	(5,569,158)
Depreciation and amortization	1,916,901	1,900,995
Amortization of debt discount	2,610,030	1,644,626
(Recovery of ) provision for loan losses	-	(1,640,109)
(Gain) loss on disposal of fixed assets	(68,786)	16,137
(Gain) loss on debt extinguishment	(79,325)	6,184,219
Gain on MBF debt restructure	-	(1,596,000)
Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates
Account receivable	(1,203,429)	8,274,683
Advances to aggregators	(32,890)	923,016
Prepaid expenses and other assets	(89,835)	(270,642)
Accounts payable	1,728,877	(310,965)
Accrued expenses	45,473	(1,069,530)
Net cash (used in) provided by operating activities	(3,505,559)	2,959,201

Cash flows from investing activities
Purchase of portfolio and client acquisition costs	(423,250)	(1,339,096)
Sale of portfolio	300,000	-
Note receivable	(26,795)	-
Acquisition of PayOnline assets, net of cash received	(3,195,452)	-
Purchase of fixed and other assets	(484,137)	(5,019)
Net cash used in investing activities	(3,829,634)	(1,344,115)

Cash flows from financing activities
Repayment to Financial Institutions	-	(8,454,027)
Proceeds from preferred stock	5,500,000	-
Proceeds from indebtedness	650,000	8,879,898
Repayment of indebtedness	-	(3,112,775)
Related party advances	650,000	-
Net cash provided by (used in) financing activities	6,800,000	(2,686,904)

Effect of exchange rate changes on cash	347,578	2,350,870
Net (decrease) increase in cash	(187,615)	1,279,052

Cash at beginning of period	503,343	126,319
Cash at end of period	$315,728	$1,405,371

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$397,186	$1,338,402
Taxes	$74,417	$296,844

Non Cash activities:
Notes payable (net of discount)	$694,445	$-
Funds in escrow from issuance of notes	$5,000,000	$-
Derivative Liability - warrants	$3,978,495	$-
Preferred dividends paid in common stock	$1,146,470	$-

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Net Element, Inc. (“We”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in mobile payments and other transactional services in emerging countries and in the United States. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We have three reportable segments: (i) U.S. payment processing, (ii) Emerging market online commerce and payment processing and (iii) Mobile commerce (primarily in Russian Federation and CIS). We are able to deliver these services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses. Through TOT Group Russia and Net Element Russia, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Russian Federation, Commonwealth of Independent States (“CIS”), Europe and Asia.

Business

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. In addition, we partner with banks such as BMO Harris Bank, N.A. in the United States and VTB Bank, Bank of Moscow, Raiffeisen Bank, Kazkommertsbank, and Rietumu Bank in the Russian Federation, CIS, Europe and Asia to sponsor us for membership in Visa ® , MasterCard ® and/or other card associations and to settle transactions with merchants. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services.

Our mobile payments business, Digital Provider, LLC (f/k/a Tot Money, LLC) (“Digital Provider”) provides carrier-integrated mobile payments solutions. Our relationships with mobile operators give us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer our clients’ in-app, premium SMS, online and carrier billing services.  We also market our own branded content which is a new business line for our mobile payments business.

Aptito is a proprietary, next-generation, cloud-based payments platform for the hospitality industry, which creates an online consumer experience in offline commerce environments via tablet, mobile and all other cloud-connected devices. Aptito’s easy to use point-of-sale (“POS”) system makes things easier by providing comprehensive solution to the hospitality industry to help streamline management and operations. Orders placed tableside by customers directly speed up the ordering process and improve overall efficiency. Aptito's mobile POS system provides portability to the staff while performing all the same functions as a traditional POS system, and more.

PayOnline provides flexible high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems, which includes Amadeus® and Sabre®. Key regions of the PayOnline company are: the CIS, Eastern Europe, Central Asia, Western Europe, North America and Asia major sub regions. PayOnline offices are located in Russia and in the Republic of Cyprus. We included the results of PayOnline starting May 20, 2015.

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

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts and we have no cash equivalents. At September 30, 2015 and December 31, 2014, the U.S. based bank balances did not exceed Federal Deposit Insurance Corporation (FDIC) insured institution limits of $250,000.

We maintain approximately $200,799 and $318,416 in uninsured bank accounts in Russia, Ukraine, Cyprus and the Cayman Islands at September 30, 2015 and December 31, 2014, respectively.

In addition at September 30, 2015, we had $5,000,000 that the holders of the senior convertible notes and warrants had a contractual obligation to place in escrow for our offering of such notes and warrants. See “—Senior Convertible Notes and Warrants” in Note 8 and subsequent events in Note 18 for additional information.

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

Other Current Assets

We maintain an inventory of point of sale terminals (including iPads® used for mobile point of sale), which we use to service both merchants and independent sales agents. If the terminals are sold for a fee, we expense the cost of these terminals, plus any set up fees at the time of the sale. Often, we will provide the terminals as an incentive to such merchants and independent sales agents to enter into a merchant contract with us, which have an average length of three years. In such case, the cost of the terminal plus any set up fees will be amortized over the three years. If the merchants early terminate their contract with us, they are obligated to either return the terminal or pay for the terminal. We had $414,297 in terminals and related equipment at September 30, 2015 and $532,315 at December 31, 2014, of which $210,998 has been placed with merchants at September 30, 2015 and $292,718 at December 31, 2014. Amortization of these terminals amounted to $33,353 and $95,764 for the three and nine months ended September 30, 2015, respectively, and $26,667 and $72,038 for the comparative 2014 periods.

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

Accrued Residual Commissions

We pay agent commissions to ISGs and independent sales agents based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by us on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. We report commission payments as a cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss.

At September 30, 2015 and December 31, 2014 the residual commissions payable to ISGs and independent sales agents were $652,798 and $514,252 respectively.

We pay agent commission on annual fees between January and April of each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We deferred $306,449 and $175,800 of agent commissions paid for annual fees at September 30, 2015 and December 31, 2014, respectively. Prepaid agent commissions for annual fees are included in prepaid expenses, and commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Intangible Assets

Included in our intangible assets are merchant portfolios which represent the net book value of an acquired merchant customer base. Merchant portfolios are amortized on a straight-line basis over their respective useful lives, generally three to five years. Merchant portfolios are assessed for impairment if events or circumstances indicate that their respective carrying values are not recoverable from the future anticipated undiscounted net cash flows attributable to such assets. In such cases, the amount of any potential impairment would be measured as the excess, if any, of carrying value over the fair value of such assets.

We also capitalize direct expenses associated with filing of patents and patent applications, and amortize the capitalized intellectual property costs over five years beginning when the patent is approved.

Additionally, we capitalize the fair value of intangible assets acquired in business combinations. We obtain third party valuations of net assets acquired, and allocate the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: merchant portfolios, trade and domain names, non-compete agreements, customer relationships, technology and certain contracts.

Capitalized Customer Acquisition Costs, Net

Included in intangible assets are capitalized customer acquisition costs, which consist of up-front cash payments made to certain ISGs for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins (future net cash flows) associated with merchant contracts. The up-front payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time of payment and the capitalized acquisition costs are primarily amortized on a straight-line basis over a period of three years.

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

Unamortized customer acquisition costs were $854,691 and $526,728 at September 30, 2015 and December 31, 2014, respectively, and are reflected as intangible assets in the accompanying unaudited condensed consolidated balance sheets.  During the three and nine months ended September 30, 2015, we capitalized customer acquisition costs of $258,725 and $562,500, respectively, and amortized an additional $93,999 and $234,537 for the three and nine months ended September 30, 2015, respectively.

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

For discounts arising from issuances of instruments embedded in a debt security, the discount is presented on our condensed consolidated balance sheets as a discount to the principal amount of the related note payable. For discounts arising from issuances of instruments embedded in an equity security, the discount is presented as a reduction to additional paid-in-capital.

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt instruments. The carrying values of cash, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the debt instruments of $4,659,445 at September 30, 2015 and $3,315,000 at December 31, 2014 approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings. The September 30, 2015 debt balance is net of an unamortized discount of $4,305,555.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in business combinations as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the PayOnline acquisition, as discussed in Note 4, were measured at fair value at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs that are not corroborated by market data, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment assessment is primarily based on observable inputs using company specific information and is classified as Level 3.

Foreign Currency Transactions

We are subject to exchange rate risk from our foreign operations in Russia, CIS and Europe, the functional currency of which is the Russian ruble, Kazakhstan tenge and euro. In Russia, we generate service fee revenues and incur product development, engineering, website development, interest expense, and general and administrative costs and expenses. The Russian operations receive income and pay a majority of their operating expenses in rubles, exposing us to exchange rate risk. PayOnline processing transactions in Kazakhstan and Europe and earns service fees in tenge and euro.

We do not engage in any currency hedging activities.

Revenue Recognition

We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists, (2) performance of services or delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, merchants or a signed contract. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue.

Our revenues for the three and nine months ended September 30, 2015 and 2014 are principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments doing business as Unified Payments, which is our US transaction processing company, PayOnline, which is our Russian online transaction processing company, consolidated effective May 20, 2015 when we obtained control of PayOnline. See “PayOnline” in Note 4 for additional more information and Aptito our point of sale solution for restaurants.

Our transactional processing companies derive revenues primarily from the electronic processing of services including: credit, debit, electronic benefits transfer and alternative payment methods card processing authorized and captured through proprietary and third party networks, electronic gift certificate processing, and equipment sales. These revenues are recorded as bankcard and other processing transactions when processed. In addition to generating service fees, Aptito earns monthly license fees for use of its platform.

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

Service and Subscription Fees:  Service fees are generated primarily from mobile payment processing services to third party content aggregators provided by Digital Provider. Service fees for services provided for content providers historically have been recorded net of mobile operator fees. During 2015, TOT Money began to offer branded content to customers and changed its name to “Digital Provider”. Digital Provider’s revenues for the access of branded content are recorded at the amounts charged to the mobile customer. A corresponding charge to cost of sales for mobile operator and content fees is recorded for branded content.

Mobile payment processing revenues for third party content providers are accounted for as service fees and presented net of aggregator and mobile operator payments on the condensed consolidated financial statements as these revenues are considered to be agency fees.

Cost of revenues for Digital Provider is comprised primarily of mobile operator fees, content provider fees and fees for short numbers paid to mobile operators. Additionally, penalties and penalty recoveries are recorded as cost of sales. Funds received from mobile operators, include amounts due to aggregators for supplying us with billable transactions from content providers. Service revenues are presented net of aggregator payments on the condensed consolidated financial statements as these revenues are considered to be agency fees.

Subscription revenues for our branded content are recognized when a content subscriber initiates the purchase of our content using WAP-click, Internet-click, or a SMS-to-short number registered to us.

Digital Provider’s subscription revenues are recorded at the amounts charged to the third party customer.

Cost of revenues for Digital Provider branded content includes fees due to mobile operators and marketing partners, as well as short number fees.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At September 30, 2015, we had 11,648,260 warrants and 119,194 stock options issued and outstanding that are anti-dilutive in effect. At December 31, 2014, we had 8,938,900 warrants and 119,194 incentive stock options issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three and nine months ended September 30, 2015 and year ended December 31, 2014, we did not recognize any charges for impairment of goodwill and intangible assets.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We recognize a liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2010 and forward, the tax years which remain subject to examination as of December 31, 2014. Please see Note 16 for discussion of our uncertain tax positions.

Recently Issued Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers (Topic 606). Under ASU 2014-09, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date for ASU 2014-09 would have required the Company to adopt the new standard beginning in its first quarter of 2017. In July 2015, the FASB voted to amend ASU 2014-09 by approving a one-year deferral of the mandatory effective date as well as providing the option to early adopt the standard on the original effective date. Accordingly, the Company may adopt the standard in either its first quarter of 2017 or 2018. We are evaluating ASU 2014-09 to determine if this guidance will have a material impact on our condensed consolidated financial statements.

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16”), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. ASU 2014-16 is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. We are evaluating ASU 2014-16 to determine if this guidance will have a material impact on our condensed consolidated financial statements.

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

TOT Group is the parent company of TOT Payments, LLC (“TOT Payments”) doing business as Unified Payments a wholly owned subsidiary formed in Florida, Aptito, LLC, a 80% owned subsidiary formed in Florida (acquired June 18, 2013), TOT Group Europe LTD, a wholly owned subsidiary formed in the United Kingdom, Unified Portfolios, LLC, a wholly owned subsidiary formed in Florida and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.

•	TOT Payments, LLC is the parent company of:
-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida;
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida

•	OOO TOT Group Russia is the parent company of its wholly owned subsidiary OOO Digital Provider (f/k/a OOO TOT Money)(a company formed in Russia), Payonline Systems, LLC (a wholly-owned company formed in Russia), Innovative Payment Technologies, LLC (a wholly-owned company formed in Russia) and TOT Group Kazakhstan, a wholly owned subsidiary formed in Kazakhstan.

•	Netlab Systems, LLC is the parent company of Tech Solutions LTD (Cayman Islands).
•	Net Element Russia is the parent company of 99% owned OOO TOT Group.
•	TOT Group Europe LTD is 100% owner of Polimore Capital Limited (Cyprus) and Brosword Holding Limited (Cyprus)

All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $8.6 million and $7.2 million for the nine months ended September 30, 2015 and 2014 respectively. At September 30, 2015, we had a working capital deficit of approximately $3.0 million and an accumulated deficit of approximately $139 million. These conditions raise substantial doubt about our ability to continue as a going concern.

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

On June 19, 2015, we received a deficiency letter from The NASDAQ Capital Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum. In accordance with NASDAQ Listing Rules, we were provided a compliance period of 180 calendar days, or until December 16, 2015, to regain compliance with this requirement. We can regain compliance with the minimum closing bid price requirement if the bid price of our Common Stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days. If we do not regain compliance with the minimum closing bid price requirement during the initial 180-day compliance period, we may be eligible for an additional 180-day compliance period, provided that we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and we notify The NASDAQ Capital Market staff of our intention to cure the deficiency during the additional compliance period. We have announced our intention to complete a reverse stock split in the conversion range of 1:20 to 1:30. We are currently seeking shareholder approval for the reverse stock split and there is no assurance the stock split will cure the compliance issue. For additional discussion, see “Our common stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity” in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

NOTE 4. MERGER AND ACQUISITION TRANSACTIONS

PayOnline

On May 20, 2015, our subsidiaries TOT Group Europe, Ltd. and TOT Group Russia LLC, entered into an agreement to acquire all of the assets and liabilities that comprise PayOnline. PayOnline’s business includes the operation of a protected payment processing system to accept bank card payments for goods and services.

Purchase consideration consists of a combination of $3.6 million in cash, and restricted common shares with a value of $3.6 million, payable in five quarterly installments, and, if applicable, additional earn-out payments in cash and restricted common shares based on a multiple of EBITDA. The acquisition agreement sets forth the determination of the value of such shares based on the closing stock price on the date before each applicable payment date. During the period ended September 30, 2015, we recorded a charge of $196,086 relating to the earn out provision, of which $80,173 remains payable at September 30, 2015.

The following table summarizes the fair value of consideration paid and the preliminary allocation of purchase price to the fair value of tangible and intangible assets and liabilities, including the estimated useful lives of acquired assets:

Purchase Consideration:	(in Millions)
Cash	$3.6
Issuance of Net Element Stock	3.6
Total Consideration Transferred	$7.2

Purchase Price Allocation to Identifiable assets acquired and liabilities assumed (Preliminary)
Current Assets	$0.8
Merchant Portfolios and Client lists	1.9
Other Intangible Assets	4.8
Fixed Assets	0.1
Current Liabilities	(0.4)
Total Identifiable Net Assets	7.2
Total Purchase Price Allocation	$7.2

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

The unaudited pro forma combined results of operations for the three and nine months ended September 30, 2015 and 2014 have been prepared by adjusting the historical results of the Company to include the historical results of PayOnline as if the acquisition of PayOnline occurred on January 1, 2014. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

	Three	Nine	Three	Nine
	Months	Months	Months	Months
	Ended	Ended	Ended	Ended
	September 30, 2015	September 30, 2015	September 30, 2014	September 30, 2014

Net Revenues	$12,675,123	$26,810,882	$8,062,221	$21,131,244

Net Loss from Operations	$(1,926,765)	$(6,556,032)	(2,282,692)	(6,085,294)

NOTE 5. ACCOUNTS RECEIVABLE AND ADVANCES TO AGGREGATORS

Accounts receivable consist of amounts due from processors and mobile operators. Total accounts receivable amounted to $4,539,765 and $3,417,173 at September 30, 2015 and December 31, 2014, respectively. Accounts receivable included $2,478,162 and $1,346,118 of amounts due from mobile operators and $2,061,660 and $2,071,053 of credit card processing receivables at September 30, 2015 and December 31, 2014, respectively. Credit card processing receivables are net of a $103,030 allowance for doubtful accounts at September 30, 2015 and December 31, 2014.

For the three months ended September 30, 2015 we recorded $307,154 for Automated Clearing House, (“ACH”) rejects in the normal course of operation, offset by loan recoveries of $22,769 from our Russian Operations. For the nine months ended September 30, 2015 we recorded $542,764 for ACH rejects in the normal course of operation, offset by loan recoveries of $117,539 from our Russian Operations.

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

The cycle of our Digital Provider (f/k/a OOO TOT Money) mobile payment processing business begins with Digital Provider advancing funds to aggregators for data traffic to be provided to mobile operators. Aggregators provide transactions to Digital Provider for processing and billing via its agreements with mobile operators. We do not reserve for these accounts receivable given our payment history with the mobile operators. The collection cycle with mobile operators is approximately 45 days.

Occasionally, Digital Provider advances funds to aggregators for future processing volume. At September 30, 2015 Digital Provider had and advances to aggregators of $45,114 and an $850,286 obligation to aggregators for branded content and is included in the accounts payable balance. The balance of advances to aggregators was $18,455 at December 31, 2014.

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

NOTE 6. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	September 30, 2015	December 31, 2014
Furniture and equipment	3 - 10	$185,535	$132,228
Computers	2 - 5	170,106	61,369
Total		355,641	193,597
Less: Accumulated depreciation		(154,709)	(122,679)

Total fixed assets, net		$200,932	$70,918

Depreciation expense for the three months ended September 30, 2015 and 2014 was $57,860 and $29,135, respectively and $84,279 and $40,415 for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 7.  INTANGIBLE ASSETS

Shown below are the details of intangible assets at September 30, 2015 and December 31, 2014:

	IP Sofware	Portfolios and Client Lists	Client Acquisition Costs	Contracts	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2014	$520,924	$1,082,731	$526,728	$-	$-	$-	$361,667	$2,492,050
Additions	55,037	-	117,650	-	-	-	-	172,687
Amortization	(36,138)	(219,408)	(65,496)	-	-	-	(70,000)	(391,042)
Balance at March 31, 2015	$539,823	$863,323	$578,882	$-	$-	$-	$291,667	$2,273,695
Additions	3,092,470	1,866,258	186,125	1,000,000	512,200	306,350	-	6,963,403
Amortization	(162,855)	(202,675)	(75,042)	(41,667)	(20,833)	(12,500)	(70,000)	(585,572)
Balance at June 30, 2015	$3,469,438	$2,526,906	$689,965	$958,333	$491,367	$293,850	$221,667	$8,651,526
Additions	127,530	-	258,725	-	-	-	-	386,255
Amortization	(262,698)	(183,547)	(93,999)	(83,333)	(41,667)	(25,000)	(70,000)	(760,244)
Divested	-	(160,750)	-	-	-	-	-	(160,750)
Balance at September 30, 2015	$3,334,270	$2,182,609	$854,691	$875,000	$449,700	$268,850	$151,667	$8,116,787

Software Development Costs

We capitalize software development costs that add value to or extend the useful life of the related software we develop for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized. During the nine months ended September 30, 2015 we capitalized approximately $3.3 million of development costs primarily consisting of the following.

•	Point of sale software ($0.1 million)
•	Mobile payments billing software and payment processing software ($0.1 million)
•	PayOnline software and gateways ($3.1 million)

During the year ended December 31, 2014, we capitalized $371,992 of development costs as part of developing for point of sale software ($243,341), payment processing software ($100,782) and mobile payments billing software ($27,869).

Merchant Portfolios

Merchant Portfolios consist of portfolios owned by us that earn future streams of income. The useful lives of these portfolios range from 15 to 36 months at the time of acquisition. At September 30, 2015 and December 31, 2014 the net value of these portfolios was $2,182,610 and $1,082,731 respectively. The value of the portfolios increased primarily due to our acquisition of PayOnline, which included client lists with a fair market value of $1,866,258. The useful lives of merchant portfolios represent management’s best estimate over which we expect to recognize the economic benefits of these intangible assets.

Contracts, trademarks and domain names.

As part of the PayOnline acquisition we acquired a contract with SD Ventures to process transactions for premium dating networks such as: AnastasiaDate, AmoLatina and AsiaDate with a fair market value of $1,000,000 at the date of the acquisition. In addition, we acquired certain trademarks with a $312,220 fair market value and domain names with a $506,330 fair market value at the date of acquisition.

Non-Compete Agreements

In connection with the Company’s acquisition of Unified Payments, LLC (“Unified Payments”) in 2013, two key executives of Unified Payments signed covenants not to compete. These covenants have a three-year life and have a net book value $151,667 and $361,667 at September 30, 2015 and December 31, 2014, respectively.

Total amortization expense for the three and nine months ended September 30, 2015 was $793,774 and $1,832,619, respectively, of which $33,531 and $95,762 represented amortization of inventory placed with merchants for the three and nine months ended September 30, 2015, respectively. Total amortization expense was $595,655 and $1,158,633 for the three and nine months ended September 30, 2014, respectively.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense
2015 (3 months)	$720,867
2016	2,685,134
2017	2,603,468
2018	2,067,094
2019	40,223
Total	$8,116,787

NOTE 8. SHORT TERM DEBT

Alfa-Bank Factoring Agreement

In September 2012, Digital Provider entered into a factoring agreement with Alfa-Bank. Pursuant to the agreement, as amended (as amended and supplemented prior to the date hereof by supplement agreements, the “Factoring Credit Facility”, or “FCF”), Digital Provider assigned to Alfa-Bank its accounts receivable as security for financing for up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars at time of signing). The amount loaned by Alfa-Bank pursuant to the FCF with respect to any particular account receivable is limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Pursuant to the FCF, Alfa-Bank is required to track the status of Digital Provider’s accounts receivable, monitor timeliness of payment of such accounts receivable and provide related services. Interest on the factoring arrangement ranged from 9.70% to 11.95% annually of the amounts borrowed, with servicing fees ranging from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 in U.S. dollars) per account receivable. Digital Provider’s obligations under the FCF also are secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is the Chairman of our Board of Directors. This Factoring Credit Facility agreement expired on April 20, 2014.

In September 2014, Digital Provider entered into the Supplement Agreement No. 14 and the Supplement Agreement No. 15 with Alfa-Bank, which renewed and amended the Factoring Credit Facility. Pursuant to such amendments, the FCF was renewed and will expire on June 30, 2016, the maximum aggregate limit of financing (secured by Digital Provider’s accounts receivable) to be provided by Alfa-Bank to Digital Provider under the FCF was increased to 415 million Russian rubles (approximately US$10.8 million based on the currency exchange rate on September 17, 2014), Alfa-Bank's fees (commissions) for providing financing to Digital Provider was amended to be computed as a financing rate that ranges from 13.22% to 14.50% of the amounts borrowed, depending upon the number of days in the period from the date financing is provided until the date the factored receivable is paid. The maximum financing amount was increased from 80% to 100% of the assigned accounts receivable. The agreement requires us to comply with covenants. Accordingly, the amounts of our draws will depend on amounts of accounts receivable suitable for assignment at the time we choose to draw under such facility. We have not drawn any funds under the Factoring Credit Facility. This facility is no longer secured by Kenges Rakishev (AO SAT & Company).

Bank Otkritie Credit Agreement

In November 2014, Digital Provider entered into a factoring services agreement (together with related and ancillary agreements, collectively, the “Bank Otkritie Agreement”) with Bank Otkritie Financial Corporation (“Bank Otkritie”).

We have not drawn any funds under the Bank Otkritie Agreement and this agreement was terminated on August 31, 2015.

Term Loan.

On April 14, 2015, Revere Wealth Management, LLC provided a $200,000 term loan for with an annual interest rate of 12% due May 31, 2015. Terms of the loan provided for fees of $2,500 and the first $65,000 of the loan proceeds should be used to fund legal expenses associated with the Company’s convertible preferred stock transaction and convertible senior notes and warrants transaction. This loan was repaid in May 2015.

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

The exercise price of the Warrants are subject to market adjustments and “down round” reduction. Under certain circumstances, the holders of the Warrants may elect a cashless exercise. As a result, the Warrants are not considered to be indexed to our common stock and are accounted for as derivative financial instruments. The Warrants were valued at date of issuance using the Black-Scholes-Merton options pricing model with the following assumptions: risk-free interest rate of 0.54%, expected life of 3 years, expected volatility of 63% and dividend yield of zero, resulting in a fair value of $5,329,593 at the time of issuance and a value of $3,978,495 at September 30, 2015.

The conversion rights embedded in the Notes are at a conversion price below-market, and subject to further market price adjustments and “down round” provisions. As a result, the beneficial conversion feature (“BCF”) is accounted for as derivative financial instrument. The BCF was valued at date of issuance using the Black- Scholes-Merton options pricing model with the following assumptions: fair market value of our stock at $0.80, risk-free interest rate of 0.35%, expected life of 2 years, expected volatility of 63% and dividend yield of zero, resulting in a recorded value of $376,344 both at the time of issuance (April 30, 2015) and $428,884 at September 30, 2015.

The book value of the Notes at September 30, 2015 is $694,445 as calculated below:

Total face value of note	$5,000,000

Total discount resulting from warrants	$(5,329,593)

Total discount resulting from the benefical conversion feature	$(376,344)

Amortization of Discounts	$1,400,382

Net book value of note at September 30, 2015	$694,445

Pursuant to a letter agreement dated August 4, 2015, absent a written agreement otherwise, (i) all Notes became automatically (i.e., without any further action by Company or the investors) null and void as of October 11, 2015 (the “Moratorium Date”) with no obligations or liabilities whatsoever of the Company relating thereto; (ii) the investors' right to purchase, and the Company's obligation to issue, Additional Notes and Additional Warrants (each, as defined in the Debt SPA) became automatically (i.e., without any further action by the Company or the investors) null and void as of the Moratorium Date with no obligations or liabilities whatsoever of the Company relating thereto. In addition, due to the fact that the Warrants were issued in conjunction and together with the Notes, the Company and the investors are engaged in discussions to address disagreements relating to the Warrants (also see Note 18).

NOTE 9. ACCRUED EXPENSES

At September 30, 2015 and December 31, 2014, accrued expenses amounted to $2,580,818 and $2,351,885, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Accrued professional fees	$322,807	$295,144
Short term loan advances	150,000	75,346
Accrued payroll	31,966	70,463
Accrued bonus	1,621,420	1,409,131
Accrued foreign taxes	120,757	189,690
Other accrued expenses	333,868	312,111
	$2,580,818	$2,351,885

Accrued bonuses are attributed to our TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 10. LONG TERM DEBT

Long term debt consisted of the following:

	September 30,		December 31,
	2015		2014
RBL Capital Group LLC	$3,965,000		$3,315,000
Convertible Notes Payable	694,445	*	-
Total Debt	4,659,445		$3,315,000
Less Current Portion	(1,645,339)		(98,493)
Long Term Debt	$3,014,106		$3,216,507

* $5,000,000, net of unamortized discount of $4,305,555

See “—Senior Convertible Notes and Warrants” in Note 8 and subsequent events in Note 18 for additional information.

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the RBL Loan Agreement, we may borrow up to $10,000,000 from RBL during the period of 18 months from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. At September 30, 2015 and December 31, 2014 we had $6,035,000 and $6,685,000 available on our RBL credit line.

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

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at September 30, 2015 is as follows:

2015 (3 months)	$5,318,405
2016	843,318
2017	968,303
2018	1,111,812
2019	723,162
Total	8,965,000
Less unamortized portion	(4,305,555)
Balance at September 30, 2015	$4,659,445

NOTE 11. CONCENTRATIONS

Total revenue was $25,122,250 for the nine months ended September 30, 2015 of which $19,275,885 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $3,489,550 was derived from processing of mobile electronic payments and $2,356,815 was derived from our transactional gateway services from our PayOnline acquisition.

The credit card processing revenues were derived from merchant customer transactions, which are processed primarily by two third-party processors. For the nine months ended September 30, 2015 we processed 60% of our total revenue with Priority Payments, Inc. (f/k/a Cynergy Data, LLC) and 13% with Vantiv, Inc. (f/k/a National Processing Company (NPC).

The mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the three months ended September 30, 2015, we processed 5.4% of our total revenue with Megaphone and 5.1% with MTS (Mobile TeleSystems OJSC).

While PayOnline Services makes up 10% of our revenue no individual customer is significant.

Our total revenue was $15,782,475 for the nine months ended September 30, 2014. Of this amount, $14,234.441 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $1,548,033 was derived from processing of mobile electronic payments.

The transaction processing revenues were derived from processing merchant customer transactions, which are processed primarily by two “third-party” processing networks. For the nine months ended September 30, 2014, we processed 61% of total revenue with Priority Payments, Inc. and 25% with Vantiv, Inc.

Our mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the nine months ended September 30, 2014, we processed 4% of our total revenue with Megaphone, and 4% with MTS (Mobile TeleSystems OJSC).

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

PayOnline System leases approximately 1,500 square feet of office space in Moscow, Russia at annual rent of $147,693. The current lease term for the office space expires on July 15, 2016, and we expect to renew this lease at that time. We believe that these facilities are adequate for our anticipated needs.

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

On October 1, 2015 the parties to the lawsuit entered into a confidential settlement agreement fully and finally resolving and settling any and all claims against one another arising from the matters referenced in this lawsuit.  As part of the settlement agreement, the parties also agreed to broad releases precluding legal action for any claims against one another, howsoever arising and whether referenced in the lawsuit or not. On October 2, 2015, the parties to the lawsuit filed a Joint Stipulation of Settlement and the court entered an order administratively closing the case.

Wayne Orkin

On June 27, 2014, we were served with a lawsuit filed in the Los Angeles County of the Superior Court of California by Wayne Orkin (“Orkin”). Orkin was a former employee of an entity First Business Solutions, LLC (“FBS”) that was a subsidiary of Unified Payments, LLC. The assets of Unified Payments, LLC were acquired by us in April 2013. Unified Payments, LLC is also a named defendant in this lawsuit. In his complaint, Orkin is claiming a “unity of interest in ownership” between the Defendants and that each of the named defendants were agents, alter egos and authorized representatives of one another. Orkin claims that the defendants breached its obligations pursuant to a verbal agreement allegedly into entered into in 2010 whereby he would allegedly be entitled to certain royalties resulting from the sales of a payment browser technology purchased by FBS from Orkin’s entity. The Plaintiff is claiming unspecified damages for alleged breach of contract, breach of covenant of good faith and fair dealing, misappropriation of technology, fraud and conversion. The Company asserts that we never had any dealings with Orkin and strongly deny all allegations contained in the Complaint. We have engaged California counsel to represent our interests.

On September 23, 2014, The Court upheld the Motion to set aside a default judgment previously entered against Unified Payments. On the Motion to Dismiss (“demurrer”), Plaintiffs attorney filed an amended complaint to address certain deficiencies raised by our counsel. Requests for Discovery were served on Plaintiff’s counsel who recently requested an extension for filing responses thereto. At the court hearing on our demurrer to the Plaintiffs First Amended Complaint, the court gave the Plaintiff another opportunity to clarify its Complaint and Orkin filed a Second Amended Complaint in the California litigation on June 8, 2015. The Defendants filed a Demurrer in response. At a hearing on the matter, the judge sustained the Defendants demurrer to the breach of fiduciary duty claim against Unified Payments and Net Element –essentially dismissing these claims. However, the judge allowed the contract and fraud claims to proceed against all defendants.

We intend to depose Orkin and then bringing a summary judgment motion.  The trial is currently scheduled for June 27, 2016.

As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration. A Demand for Arbitration was served on the company on May 5th. The Company will be defending the claims set out in the Arbitration Complaint. Unified Payments has formally filed counterclaims against Orkin in the arbitration matter.  The Arbitration process is proceeding and this matter will be scheduled for hearing in the coming weeks.

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

The Court dismissed Zell’s Motion to dissolve the injunction and the case is moving forward.  On October 5, Zell served Discovery demands on the Company that will be addressed in a timely manner.

Dan Hudson

In August 2015, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Dan Hudson for defamation of our Company and CEO and tortious interference with our business relationships. The Motion is for an injunction against Hudson enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. This matter is still proceeding.

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

NOTE 13. RELATED PARTY TRANSACTIONS

On each of July 16, 2015 and July 29, 2015, we received advances of $150,000 and an advance on August 25, 2015 for $200,000 (for a total of $500,000) from an entity related to our CEO. These advances are non-interest bearing, and were used to fund current operating expenses.

On September 11, 2015, we entered into a letter agreement (as subsequently amended) by and among our company and certain accredited investors, including certain of our directors and officers, providing for the issuance of 11,357,143 restricted shares of our common stock in the aggregate and options to purchase 11,357,143 restricted shares of common stock for cash (the “Equity Funding”). The per share purchase price of each restricted share was $0.14.

The restricted options will expire on the fifth (5th) annual anniversary of the date of the letter agreement. Prior to expiration, each restricted options is exercisable into one restricted share at the exercise price equal 110% of the closing trading price per one share of Common Stock reported on The NASDAQ Capital Market on the date of the letter agreement. Each investor may elect to exercise it or his amended restricted option through a cashless exercise.

On September 18, 2015 we received $50,000 and $100,000 from an officer of the Company and a member of the board of directors, respectively, in connection with the Equity Funding. See subsequent events in Note 18 for additional information about the Equity Funding.

NOTE 14. STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On December 5, 2013, our Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of common stock that are restricted (“Restricted Shares”); (v) units representing shares of common stock (“Performance Shares”); (vi) units that do not represent shares of common stock but which may be paid in the form of common stock (“Performance Units”); and (vii) shares of common stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of common stock available for award under the 2013 Plan at September 30, 2015 is 9,121,422, subject to adjustment as provided for in the 2013 Plan. The 2013 Plan is administered by the compensation committee.

For the quarter ended September 30, 2015, 18,750 shares of our common stock previously granted to the members of our Board of Directors became vested, and we recorded a compensation charge of $21,750. Additionally, 279,189 shares of our common stock previously granted to employees became vested and we recorded a compensation charge of $579,621.

At September 30, 2015, we had 119,194 incentive stock options outstanding with a weighted average exercise price of $1.34 and a weighted average contract term of 9.19 years. These options were out-of-the-money, and had no value at September 30, 2015 and December 31, 2014.

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

The conversion rights embedded in the Series A Convertible Preferred Stock are at a conversion price below-market, and subject to further market price adjustments and “down round” provisions. As a result, the beneficial conversion feature (“BCF”) is accounted for as derivative financial instrument. The BCF was valued at date of issuance using the Black- Scholes-Merton options pricing model, resulting in a recorded value of $212,918 at the time of issuance, and revalued to $52,540 at September 30, 2015.

During the quarter ended September 30, 2015, holders of Series A Convertible Preferred Stock converted 2,073 shares of such preferred stock in exchange for 15,645,728 shares of our common stock. We issued an additional 4,208,049 shares of our common stock resulting in a $1,346,648 charge to interest expense for the full value of the shares provided. In addition, due to the fact that these shares were issued as a pre-installment payment for preferred stock, the Company and the investors are engaged in discussions to address disagreements relating to the preferred stock conversion amount for the shares provided. See subsequent events in Note 18 for additional information.

NOTE 15. WARRANTS AND OPTIONS

At September 30, 2015, we had outstanding warrants to purchase 11,648,260 shares of common stock with a weighted average exercise price of $6.16 and a weighted average contract term of 2.14 years.

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

At September 30, 2015, we had 119,194 incentive stock options outstanding with a weighted average exercise price of $1.34 and a weighted average contract term of 9.19 years. These options were out-of-the-money, and had no value at September 30, 2015 and December 31, 2014.

NOTE 16. INCOME TAXES

Our net deferred tax assets primarily are comprised of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $44.6 million and $43.4 million for federal and state, and approximately $9.7 million and $9.2 million for foreign NOLs as of September 30, 2015 and December 31, 2014, respectively.

The timing and manner in which we will be able to utilize our NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by us at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carry forward limitation periods. In the year 2014, approximately $1.3 million in the pre-change losses was released from the Section 382 loss limitation. We can still fully utilize the NOLs generated after the change of the ownership, which was approximately $4.3 million. In 2015, $2.3 million of the pre-change losses will be released. Thus, we expect the total of approximately $8.9 million as of September 30, 2015 is available to offset future taxable income.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation, we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize any of the benefit of its net deferred tax assets. Accordingly, at September 30, 2015, we maintain a full valuation allowance totaling approximately $21.2 million.

NOTE 17. SEGMENT INFORMATION

Prior to May 20, 2015, we had a single reportable business segment: payment processing for electronic commerce. On May 20, 2015, we obtained financial and operational control of PayOnline, a provider of online payment processing of online transactions in emerging markets for services fees. Additionally, we rebranded our mobile payments business to Digital Provider and began reporting gross revenues for mobile payments where we provide access to branded content. Given the size of assets and revenues from PayOnline and Digital Provider, we began reporting segment information for three segments.

We have three reportable segments: (i) U.S. payment processing for electronic commerce, (ii) Emerging markets online commerce and payment processing and (iii) mobile commerce (primary Russian Federation and CIS). Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. During the nine months ending September 30, 2015, the principal revenue stream for all segments came from services fees.

US Payment Processing

Our US payment processing business segment consists of the former Unified Payments business and Aptito.

In March 2013, we acquired all of the business assets of Unified Payments, a provider of comprehensive turnkey, payment processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States.

In April 2013, we purchased 80% of Aptito, a cloud based Software-as-a-Service (“SaaS”) restaurant management solution, which provides integrated POS, mPOS, Kiosk, Digital Menus functionality to drive consumer engagement via Apple® iPad®-based POS, kiosk and all other cloud-connected devices.

Mobile Commerce

Our Russian mobile and online payment processing segment consists of Digital Provider and PayOnline.

In June 2012, we formed our subsidiary, OOO TOT Money to develop a business in mobile commerce payment processing. TOT Money launched its initial operations in Russia as a payment facilitator using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) for mobile phone subscribers in Russia. During 2015, we changed or business model, rebranded our name to Digital Provider, and began to offer branded content to subscribers.

Emerging Markets Online Payment Processing

On May 20, 2015, we acquired the net assets that comprise PayOnline, which includes a protected payment processing system to accept bank card payments for goods and services.

The accounting policies of the individual transactions in the reportable segments are the same as those of the Company, as described in Note 1. Transactions between reportable segments are primarily conducted at market rates, resulting in segment profits or expenses that are eliminated for reporting consolidated results.

The following tables present financial information of the Company’s reportable segments at September 30, 2015. The “corporate and eliminations” column includes all corporate expenses and intercompany eliminations for consolidated purposes. Prior to May 20, 2015, we only had one segment – Payment processing for electronic transactions.

Three months ended September 30, 2015	US Transaction Processing	Mobile Payments	Online Payments	Corporate Expenses & Eliminations	Total
Net revenues	$7,826,967	$2,795,484	$2,052,672	$-	$12,675,123
Cost of revenues	6,489,695	2,758,590	1,457,042	-	10,705,327
Gross Margin	1,337,272	36,894	595,630	-	1,969,796
Gross margin %	17%	1%	29%	-	16%
General, administrative, asset disposal and other (Unallocated includes $601,371 in non-cash compensation)	355,995	177,125	489,852	1,737,569	2,760,541
Provision (recovery) for bad debt	304,001	(20,118)	-	501	284,384
Depreciation and amortization	724,275	4,996	503,981	(381,616)	851,636
Interest expense (income), net	137,784	14,459	(8,155)	1,460,946	1,605,034
Loss on change in fair value and settlement of beneficial conversion derivative	-	-	-	347,795	347,795
Gain on debt extinguishment	-	-	-	(76,566)	(76,566)
Net (loss) income for segment	$122,012	$32,015	$(354,467)	$(4,336,338)	$(4,536,778)
Segment assets	$12,070,599	$2,454,625	$6,440,511	$5,211,892	$26,177,627

Three months ended September 30, 2014	US Transaction Processing	Mobile Payments	Online Payments	Corporate Expenses & Eliminations	Total
Net revenues	$5,536,722	$490,239	$-	$-	$6,026,961
Cost of revenues	4,764,144	(46,289)	-	-	4,717,855
Gross Margin	772,577	536,529	-	-	1,309,106
Gross margin %	14.0%	109.4%		-	21.7%
General, administrative, asset disposal and other (Unallocated includes $522,981 in non-cash compensation)	615,299	880,065	-	1,305,127	2,800,491
Provision (recovery) for bad debt	136,150	-	-		136,150
Depreciation and amortization	597,011	171	-	87,321	684,503
Interest expense (income), net	787,108	107,084	-	(103,702)	790,490
Loss on change in fair value and settlement of beneficial conversion derivative	-	-	-		-
Loss on debt extinguishment	-	-	-	(2,221,813)	(2,221,813)
Net (loss) income for segment	$(3,816,062)	$70,699	$-	$(1,224,929)	$(4,970,292)
Segment assets	$11,863,304	$2,597,136	$-	$1,321,168	$15,781,608

Nine months ended September 30, 2015	US Transaction Processing	Mobile Payments	Online Payments	Corporate Expenses & Eliminations	Total
Net revenues	$19,275,885	$3,489,550	$2,356,815	$-	$25,122,250
Cost of revenues	16,543,190	2,786,984	1,457,042	-	20,787,216
Gross Margin	2,732,695	702,566	899,773	-	4,335,034
Gross margin %	14%	20%	38%	-	17%
General, administrative, asset disposal and other (Unallocated includes $1,804,113 in non-cash compensation)	1,005,349	640,010	679,986	6,257,519	8,582,864
Provision (recovery) for bad debt	539,477	(114,753)	-	501	425,225
Depreciation and amortization	1,610,171	15,809	748,836	(457,915)	1,916,901
Interest expense (income), net	391,219	91,710	(7,653)	2,531,940	3,007,216
Income from change in fair value and settlement of beneficial conversion derivative	-	-	-	(1,674,242)	(1,674,242)
Gain on debt extinguishment	-	-	-	(79,325)	(79,325)
Net (loss) income for segment	$(441,128)	$62,503	$(521,396)	$(7,659,524)	$(8,559,545)
Segment assets	$12,070,599	$2,454,625	$6,440,511	$5,211,892	$26,177,627

Nine months ended September 30, 2014	US Transaction Processing	Mobile Payments	Online Payments	Corporate Expenses & Eliminations	Total
Net revenues	$14,201,337	$1,581,138	$-	$-	$15,782,475
Cost of revenues	11,690,214	(98,779)	-	-	11,591,435
Gross Margin	2,511,123	1,679,917	-	-	4,191,040
Gross margin %	17.7%	106.2%	-	-	26.6%
General, administrative, asset disposal and other (Unallocated includes $1,275,498 in non-cash compensation)	1,882,701	(957,329)	-	4,736,642	5,662,014
Provision (recovery) for bad debt	337,557	(1,640,111)	-		(1,302,554)
Depreciation and amortization	1,630,168	305	-	270,522	1,900,995
Interest expense (income), net	2,276,023	521,754	-	824,448	3,622,225
Income from change in fair value and settlement of beneficial conversion derivative	-	-	-	5,569,158	5,569,158
Loss on debt extinguishment	-	-	-	(6,184,219)	(6,184,219)
Gain on debt restructure	-	-	-	1,596,000	1,596,000
Net (loss) income for segment	$(4,532,708)	$1,755,240	$-	$(4,480,037)	$(7,257,505)
Segment assets	$11,863,304	$2,597,136	$-	$1,321,168	$15,781,608

NOTE 18. SUBSEQUENT EVENTS

Between October 1, 2015 and November 5, 2015, holders of Series A Convertible Preferred Stock converted 185 shares of Series A Convertible Preferred Stock in exchange for 2,248,543 shares of our common stock.

On October 11, 2015, the Moratorium Date relating to the Notes expired. As a result, (i) all Notes became automatically (i.e., without any further action by Company or the investors) null and void as of October 11, 2015 (the “Moratorium Date”) with no obligations or liabilities whatsoever of the Company relating thereto; (ii) the investors' right to purchase, and the Company's obligation to issue, Additional Notes and Additional Warrants (each, as defined in the Debt SPA) became automatically (i.e., without any further action by the Company or the investors) null and void as of the Moratorium Date with no obligations or liabilities whatsoever of the Company relating thereto. Due to the fact that the Warrants were issued in conjunction and together with the Notes, the Company and the investors are engaged in discussions to address disagreements relating to the Warrants.

On October 7, 2015, the Company Investors and the Company entered into an agreement to modify certain terms of the Letter Agreement relating to the Restricted Shares. Pursuant to such agreement, the parties agreed that the Restricted Shares would not be issued to the Company Investors until the Company’s stockholders approve the issuance of the Restricted Shares. However, in the event that such approval is not obtained within 120 days, the per share purchase price of the Restricted Shares would be adjusted up to $0.20. As a result, the Restricted Shares would be issued after taking into account such higher purchase price in accordance with the terms of the agreement.

In addition, on October 7, 2015, certain of the Company Investors and the Company entered into an agreement to modify the terms of the Restricted Options. Pursuant to such agreement, the parties agreed that the Restricted Options cannot be exercised by the Company Investors until the Company’s stockholders approve the issuance of common stock in connection with any such exercise. Alternatively, the parties agreed that the Restricted Options could be exercised if NASDAQ provides a waiver of NASDAQ Listing Rule 5635 in connection with the exercise of the Restricted Options.

In connection with the Equity Financing, we received $100,000 in two installments on October 5, 2015 and October 6, 2015 from a third party on behalf of Star Equities LLC. Oleg Firer, our Chief Executive Officer and director, is a managing member of Star Equities LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and in Part II, Item 1A of this Report.

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

We reported a net loss attributable to common stock of $5,134,474, or $0.07 per share for the three months ended September 30, 2015 as compared to a net loss attributed to common stock of $4,960,380, or $0.13 per share, for the three months ended September 30, 2014. This resulted in a net loss increase of $174,094 million. These items are discussed further below.

Net revenues consist primarily of payment processing fees. Net revenues were $12,675,123 for the three months ended September 30, 2015 as compared to $6,026,961 for the three months ended September 30, 2014. The increase in net revenues is primarily a result of previous quarter purchases of portfolios and organic net increases in merchants. In addition, we consolidated online payments revenue for PayOnline and began reporting mobile commerce revenues gross for branded content.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended September 30, 2015 and 2014.

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	September 30, 2015	Mix	September 30, 2014	Mix	(Decrease)

US Transaction Processing	$7,826,967	62%	$5,565,633	92%	$2,261,334
Mobile Payments	2,795,484	22%	461,328	8%	2,334,156
Online Payments	2,052,672	16%	-	0%	2,052,672
Total	$12,675,123	100%	$6,026,961	100%	$6,648,162

Cost of Revenues

US Transaction Processing	$6,489,695	83%	$4,764,144	86%	$1,725,551
Mobile Payments	2,758,590	99%	(46,289)	-10%	2,804,879
Online Payments	1,457,042	71%	-	0%	1,457,042
Total	$10,705,327	84%	$4,717,855	78%	$5,987,472

Gross Margin

US Transaction Processing	$1,337,272	17%	$801,489	14%	$535,783
Mobile Payments	36,894	1%	507,617	110%	(470,723)
Online Payments	595,630	29%	-	0%	595,630
Total	$1,969,796	16%	$1,309,106	22%	$660,690

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, content provider fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended September 30, 2015 were $10,705,327 as compared to $4,717,855 for the three months ended September 30, 2014. The year over year increase in cost of revenues of $5,987,472 is primarily a result of an increase in mobile costs which now include mobile operator fees and content provider fees when we provide branded content. In addition, we continue to experience an increase in U.S. transaction volume as well as $1,457,042 resulting from PayOnline operations (Acquired May 20, 2015).

Gross Margin for the three months ended September 30, 2015 was $1,969,796, or 16% of net revenue, as compared to $1,309,106, or 22% of net revenue, for the three months ended September 30, 2014. The primary reason for the decrease in the margin percentage was a continuing change in business mix and portfolio composition. Our business mix had more mobile payments cost of sales and lower U.S. margin transaction processing volume in the three months ended September 30, 2015 versus 2014.

Total operating expenses were $3,896,561 for the three months ended September 30, 2015, as compared to total operating expenses of $3,253,949 for the three months ended September 30, 2014. Total operating expenses for the three months ended September 30, 2015 consisted of general and administrative expenses of $2,760,541, provision for bad debts of $284,384 and depreciation and amortization of $851,636. For the three months ended September 30, 2014, total operating expenses consisted of general and administrative expenses of $2,433,296, provision of bad debts of $136,150, and depreciation and amortization of $684,503. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $2,760,541 for the three months ended September 30, 2015 as compared to $2,433,296 for the three months ended September 30, 2014. General and administrative expenses for the three months ended September 30, 2015 and 2014 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Increase / (Decrease)
Non-cash compensation expense	$601,371	$522,981	$78,390
Salaries, benefits, taxes and contractor payments	1,009,441	779,466	229,975
Professional fees	676,531	721,555	(45,024)
Rent	97,166	106,749	(9,583)
Product development	14,144	(20,625)	34,769
Travel expense	57,674	85,337	(27,663)
Filing fees	1,258	12,774	(11,516)
Transaction (gains) losses	2,687	1,423	1,264
Other expenses	300,269	223,636	76,633
Total	$2,760,541	$2,433,296	$327,245

Non-cash compensation expense from share-based compensation was $601,371 for the three months ended September 30, 2015 compared to $522,981 for the three months ended September 30, 2014. For the three months ended September 30, 2015, there was $224,450 of expense for executive compensation and $355,171 for shares provided as bonus for our CEO. For the three months ended September 30, 2014, there was $52,019 of expense for director compensation, $474,821 for shares provided as bonus for our CEO and other adjustments totaling $3,859.

Salaries, benefits, taxes and contractor payments were $1,009,441 for the three months ended September 30, 2015 as compared to $779,466 for the three months ended September, 2014, representing an increase of $229,975 as follows:

Group	Salaries and benefits for the three months ended September 30, 2015	Salaries and benefits for the three months ended September 30, 2014	Increase / (Decrease)
Corporate	$419,116	$287,624	$131,492
Engineering	29,343	89,086	(59,743)
Transaction Processing and Mobile Payments	440,219	402,756	37,463
Online Payments	120,763	-	120,763
Total	$1,009,441	$779,466	$229,975

The primary reason for the increase was $158,266 in salaries from transactional processing due to $120,763 from the acquisition of PayOnline (acquired May 20, 2015). Additionally, there was a $29,751 increase from corporate due to the hiring of management. This was offset by a decrease from engineering of $59,743 due to reduction in staff.

Professional fees were $676,531 for the three months ended September 30, 2015 as compared to $721,555 for the three months ended September 30, 2014, representing a decrease of $45,024 as follows:

Professional Fee	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Increase / (Decrease)
General Legal	$301,296	$150,517	$150,779
SEC Compliance Legal Fees	43,749	55,000	(11,251)
Accounting and Auditing	156,096	79,452	76,644
Tax Compliance and Planning	18,450	45,500	(27,050)
Consulting	156,940	391,086	(234,146)
Total	$676,531	$721,555	$(45,024)

General legal expenses increased $150,779 during for the three months ended September 30, 2015 versus the three months ended September 30, 2014 primarily due to increased litigation activity compared to the same time period last year. Accounting and auditing fees increased $76,644 primarily for consent and comfort letters and services related to the PayOnline transaction. Consulting decreased primarily due to common stock that was paid to certain key consultants and board members in the prior year.

Foreign taxes were $49,492, for the three months ended September 30, 2015 as compared to $57,602 for the same comparative period in 2014.

Other general and administrative expenses were $300,269 (primarily consisting of performance bonuses of $86,874, PayOnline earn out of $80,173 (net) communications of $43,254, office expenses of $58,481 and insurance expense of $41,407) for the three months ended September 30, 2015 as compared to $223,636 (primarily consisting of performance bonuses of $86,874, communications of $37,754, office expenses of $47,610 and insurance expense of $39,950 ) for the three months ended September 30, 2014, representing a decrease of $3,540.

We recorded a provision for bad debts of $284,384 for the three months ended September 30, 2015 as compared to $136,150 for the three months ended September 30, 2014. For the three months ended September 30, 2015, we recorded a loss provision which was primarily comprised of $307,154 in ACH rejects offset by a $22,811 recovery from our Russian operations.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses and employee non-compete agreements.  Depreciation and amortization expense was $851,636 for the three months ended September 30, 2015 as compared to $684,503 for the three months ended September 30, 2014. The $167,131 increase in depreciation and amortization expense was primarily due to purchased merchant portfolios reaching full amortization during 2014 resulting in a decrease of $292,089, offset by the amortization of intangible assets acquired in the purchase of PayOnline, which amounted to an increase of $459,220.

Interest expense was $1,605,034 for the three months ended September 30, 2015 as compared to $790,490 for the three months ended September 30, 2014, representing an increase of $814,544 as follows:

Funding Source	Three months ended September 30, 2015	Three months ended September 30, 2014	Increase / (Decrease)
Convertible Notes Payable	$1,463,315	$-	1,463,315
Capital Sources NY	-	57,499	(57,499)
Georgia Notes LLC	-	436,006	(436,006)
MBF Note	-	229,956	(229,956)
RBL Note	137,784	63,648	74,136
Other	3,936	3,381	555
Total	$1,605,034	$790,490	$814,544

The increase primarily consisted of the $1,463,314 interest expense attributed to the convertible notes payable offset by a $436,005 decrease from the Georgia Notes LLC note payable that was paid off September 15, 2014, a decrease of $57,500 related to the Capital Sources note payable which was repaid on September 15, 2014, a decrease of $229,956 that was related to the MBF note which was repaid in July 2014.

For the three months ended September 30, 2015, we recorded a loss on the change in fair value on the beneficial conversion derivative in the amount of $1,083,028 as a result of the mark to market of the derivative to the company’s common stock as compared to $0 for the three months ended September 30, 2014.

During the third quarter we recorded a $79,325 gain on debt extinguishment on the forgiveness of a loan related to the PayOnline acquisition.

For the three months ended September 30, 2014, we recorded a loss on debt extinguishment on the payoff of Georgia Notes 18, LLC and Capital Sources New York and related accrued interest and debt discount (net debt), in exchange for 5,802,945 shares of stock issued to Crede. The date of the transaction was September 15, 2014, and the closing price of the stock was $2.88. The Company exchanged $14,249,495 worth of net debt for $16,712,482 in equity, and as a result recognized a loss of $2,462,987 on debt extinguishment. This was offset by a gain on debt extinguishment in the amount of $241,173 from a related party settlement.

For the three months ended September 30, 2015 we recognized a net gain from asset disposal of $44,928 primarily consisting of a loss from the disposal of obsolete terminal inventory for $91,561 offset by a gain on a sale of portfolios for $139,25 and other gains and losses of $2,761.

We recognized a gain of $44,456 for the three months ended September 30, 2014 due to the closing of our Netlab division.

The net loss attributable to non-controlling interests amounted to $23,577 for the three months ended September 30, 2015 as compared to $9,912 for the three months ended September 30, 2014.

We paid dividends to our preferred shareholders in the amount of $621,273 during the three months ended September 30, 2015. No such dividends were paid during the comparable period in 2014.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014.

We reported a net loss attributable to common stock of $9,663,165 or $0.18 per share for the nine months ended September 30, 2015 as compared to a net loss attributable to common stock of $7,205,938, or $0.21 per share, for the nine months ended September 30, 2014. The net loss is discussed further below.

Net revenues consist primarily of payment processing fees. Net revenues were $25,122,250 for the nine months ended September 30, 2015 as compared to $15,782,475 for the nine months ended September 30, 2014. The increase in net revenues is primarily a result of previous quarter purchases of portfolios and organic net increases in our U.S. merchant portfolio, grossing up mobile commerce revenues for mobile operator and content provider fees where we are primary obligor and the acquisition of PayOnline online payments on May 20, 2015.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the nine months ended September 30, 2015 and 2014.

	Nine		Nine
	Months Ended		Months Ended		Increase /
Source of Revenues	September 30, 2015	Mix	September 30, 2014	Mix	(Decrease)

US Transaction Processing	$19,275,885	77%	$14,234,253	90%	$5,041,632
Mobile Payments	3,489,550	14%	1,548,222	10%	1,941,328
Online Payments	2,356,815	9%	$-	0%	2,356,815
Total	$25,122,250	100%	$15,782,475	100%	$9,339,775

Cost of Revenues

US Transaction Processing	$16,543,190	86%	$11,690,214	82%	$4,852,976
Mobile Payments	2,786,984	80%	(98,779)	-6%	2,885,763
Online Payments	1,457,042	62%	-	0	1,457,042
Total	$20,787,216	83%	$11,591,435	73%	$9,195,781

Gross Margin

US Transaction Processing	$2,732,695	14%	$2,544,039	18%	$188,656
Mobile Payments	702,566	20%	1,647,001	106%	(944,435)
Online Payments	899,773	38%	-	0%	899,773
Total	$4,335,034	17%	$4,191,040	27%	$143,994

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, content provider fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the nine months ended September 30, 2015 was $20,787,216 as compared to $11,591,435 for the nine months ended September 30, 2014. The year over year increase of $9,195,781 is primarily a result of a $4,852,976 increase in volume from US transaction processing, the gross up of mobile commerce transaction where we are primary obligor and revenues from the acquisition of PayOnline online transactions.

Gross Margin for the nine months ended September 30, 2015 was $4,335,034 or 17% of net revenue, as compared to $4,191,040 or 27% of net revenue for the nine months ended September 30, 2014. The primary reason for the decrease in the margin percentage was a continuing change in business mix and portfolio composition. Our business mix had lower margin transaction processing volume in the nine months ended September 30, 2015 versus 2014.

Total operating expenses were $10,924,990 for nine months ended September 30, 2015, as compared to total operating expenses of $8,718,179 for the nine months ended September 30, 2014. Total operating expenses for the nine months ended September 30, 2015 consisted of general and administrative expenses of $8,582,864, provision for bad debts of $425,225 and depreciation and amortization of $1,916,901. For the nine months ended September 30, 2014, total operating expenses consisted of general and administrative expenses of $8,119,738, net recovery for bad debts of $1,302,554, and depreciation and amortization of $1,900,995. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $8,582,864 for the nine months ended September 30, 2015 as compared to $8,119,738 for the nine months ended September 30, 2014. General and administrative expenses for the nine months ended September 30, 2015 and 2014 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Category	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Increase / (Decrease)
Non-cash compensation expense	$1,804,113	$1,275,498	$528,615
Salaries, benefits, taxes and contractor payments	2,727,785	2,335,774	392,011
Professional fees	2,619,682	2,102,719	516,963
Rent	338,252	303,580	34,672
Product development	49,028	47,683	1,345
Travel expense	190,987	218,194	(27,207)
Filing fees	84,690	23,985	60,705
Transaction (gains) losses	(86,346)	1,228,372	(1,314,718)
Other expenses	854,673	583,933	270,740
Total	$8,582,864	$8,119,738	$463,126

Non-cash compensation expense from share-based compensation was $1,804,113 for the nine months ended September 30, 2015 compared to $1,275,498 for the nine months ended September 30, 2014. The non-cash compensation expenses were higher for the nine months ended September 30, 2015 due to additional executive stock based compensation versus the comparable period last year.

Salaries, benefits, taxes and contractor payments were $2,727,785 for nine months ended September 30, 2015 as compared to $2,335,774 for the nine months ended September 30, 2014, representing an increase of $392,011 as follows:

Group	Salaries and benefits for the nine months ended June 30, 2015	Salaries and benefits for the nine months ended June 30, 2014	Increase / (Decrease)
Corporate	$1,147,228	$914,271	$232,957
Engineering	74,706	223,764	(149,058)
Transaction Processing and Mobile Payments	1,325,830	1,197,739	128,091
Online Payments	180,021	-	180,021
Total	$2,727,785	$2,335,774	$392,011

The increase in salaries of $392,011 was due primarily to the increase of $308,112 in transaction processing and mobile payments. Of this amount $180,021 was attributed to acquiring PayOnline and $128,091 was due to hiring of in-house sales and risk management. Corporate salaries increased $232,957 due to an increase in corporate headcount for two new management positions. This was offset by a decrease from engineering of $89,316 due to reduction in staff in this area.

Professional fees were $2,619,682 for the nine months ended September 30, 2015 as compared to $2,102,719 for the nine months ended September 30, 2014, representing an increase of $516,963 as follows:

Professional Fee	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Increase / (Decrease)
General Legal	$625,912	$68,829	$557,083
SEC Compliance Legal Fees	142,305	140,000	2,305
Accounting and Auditing	455,845	282,417	173,428
Tax Compliance and Planning	34,725	68,700	(33,975)
Consulting	1,360,895	1,542,773	(181,878)
Total	$2,619,682	$2,102,719	$516,963

General legal expenses increased $557,083 during for the nine months ended September 30, 2015 versus the nine months ended September 30, 2014 primarily due to a settlement of fees for amounts less than accrued in prior periods during the first quarter of 2014 and more active litigation in 2015. Accounting and auditing fees increased $173,428 primarily for consent and comfort letters and services relating to the PayOnline transaction incurred during 2015. This was offset by $181,878 change in consulting fees was primarily due to a decrease in outside consultants used in our Russian operations.

Other general and administrative expenses were $854,673 (primarily consisting of performance bonuses of $260,622, office expenses of $180,248, communications expenses of $127,599 insurance expenses of $92,778 and Payonline earnout of $80,173 (net))for the nine months ended September 30, 2015 as compared to $583,933 for the nine months ended September 30, 2014 (primarily consisting of $173,748 performance bonuses, office expenses of $232,971, marketing expense of $68,309 and communications of $65,610). The increase of $190,567 is primarily due to increased expenses in our Russian operations as a result of the PayOnline acquisition.

We recorded a provision for bad debts of $425,225 for the nine months ended September 30, 2015 as compared to a net recovery of $1,302,554 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we recorded a loss provision which was primarily comprised of $542,763 in ACH rejects offset by $117,569 recovery from our mobile payments business. We recorded a recovery in the provision for loan losses of $1,302,554 for the nine months ended September 30, 2014 which consisted of a favorable adjustment to the bad debt allowance of $1,640,111 that was associated with our mobile payment business, offset by net ACH rejects of $337,557 in the normal course of operations.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses and employee non-compete agreements.  Depreciation and amortization expense was $1,916,901 for the nine months ended September 30, 2015 as compared to $1,900,995 for the nine months ended September 30, 2014.  The $15,906 increase in depreciation and amortization expense was primarily due to additional amortization of intangible assets as a result of the PayOnline acquisition offset by a decrease in merchant portfolio amortization in 2015 as certain portfolios are now fully amortized.

Interest expense was $3,007,216 for the nine months ended September 30, 2015 as compared to $3,622,225 for the nine months ended September 30, 2014, representing a decrease of $615,009 as follows:

Funding Source	Nine months ended September 30, 2015	Nine months ended September 30, 2014	Increase / (Decrease)
Alfa Bank	$-	$243,036	$(243,036)
Convertible Notes Payable	2,610,030	-	2,610,030
Capital Sources NY	-	212,750	(212,750)
Cayman Invest	-	1,043,843	(1,043,843)
Georgia Notes LLC	-	1,302,148	(1,302,148)
MBF Note	-	483,515	(483,515)
RBL Note	366,210	277,609	88,601
Other	30,976	59,324	(28,348)
Total	$3,007,216	$3,622,225	$(615,009)

The decrease primarily consisted of the following: $1,302,148 from the Georgia Notes LLC note payable that was paid off September 15, 2014, a decrease in interest expense of $212,750 related to the Capital Sources note payable which was repaid on September 15, 2014, a decrease in interest expense of $483,515 that was related to the MBF note which was repaid in July 2014 and $1,043,843 relating to financing from Cayman Invest which was paid off September, 2014. Interest from the Alfa Bank factoring line decreased $243,036 because it was not utilized during the nine months ended September 30, 2015. This was offset by the interest from the Notes financing and Convertible Preferred Stock financing with certain qualified institutional investors and certain institutional accredited investors dated April 30, 2015.

For the nine months ended September 30, 2015, we recorded a gain on the change in fair value on the beneficial conversion derivative in the amount of $939,008 as a result of the mark to market to the company’s common stock.

For the nine months ended September 30, 2014, we recorded a gain on the change in fair value on the beneficial conversion derivative in the amount of $5,569,158 as a result of the conversion of the Cayman Invest loan to common stock.

During the nine months ended September 30, 2015 we had a gain on debt extinguishment of $79,325 as a result of the forgiveness of a loan that was acquired during the PayOnline acquisition.

For nine months ended September 30, 2014, there was a loss on debt extinguishment of $6,184,219 comprised of a loss on debt payoff of the Cayman Invest loan in the amount of $3,962,406 (primarily due to the write-off of the remaining debt discount on the loan), a loss on debt extinguishment for $2,462,987 on the payoff of Georgia Notes and Capital Sources New York and related accrued interest and debt discount, in exchange for 5,802,945 shares of stock offset by a gain on debt extinguishment in the amount of $241,173 for debt forgiveness from a related party.

There was a $1,596,000 gain for the nine months ended September 30, 2014 on the restructuring of the MBF loan, primarily due to the cancellation of $1,800,000 of debt, reducing the principal balance to $3,000,000, in exchange for stock worth $204,000 at the date of the exchange.

For the nine months ended September 30, 2015 we recognized a net gain of $68,786 from the disposal of certain assets. This was comprised of a loss from obsolete terminal inventory of $91,561 offset by a gain on a sale of portfolios for $139,250 and the gain on the disposal of other assets $21,098.

Other expenses consisted of foreign taxes for $49,492, for the nine months ended September 30, 2015 as compared to $105,217 of foreign taxes for the same comparative period in 2014.

The net loss attributable to non controlling interests amounted to $42,850 for the nine months ended September 30, 2015 as compared to $51,567 for the nine months ended September 30, 2014.

We paid dividends to our preferred shareholders in the amount of $1,146,470 during the nine months ended September 30, 2015. No such dividends were paid during the comparable period.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We incurred net losses totaling $8.6 million for the nine months ended September 30, 2015 and $10.2 million for the year ended December 31, 2014. We had a working capital deficit of approximately $3.0 million, (included in this deficit is a $4.0 million warrant derivative liability) and an accumulated deficit of $139 million at September 30, 2015. We had a working capital deficit of approximately $0.7 million and an accumulated deficit of $129 million at December 31, 2014. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our total assets at September 30, 2015 were $26.2 million compared to $14.3 million at December 31, 2014. The change in total assets is primarily attributable to the $5.0 million increase required to be held in escrow for our offering of the senior convertible notes and warrants, $0.2 million decrease in cash primarily due to the Company’s Russian operations, $1.2 million increase in the Company’s receivables and advances to aggregators, $5.6 million increase in intangible assets (primarily due to the Company’s acquisition of PayOnline), and a $0.1 million increase in fixed assets primarily due to the Company’s acquisition of PayOnline.

At September 30, 2015, we had total current assets of $10.9 million primarily consisting of $0.3 million of cash, $5.0 million required to be held in escrow for our offering of senior the convertible notes and warrants, $4.5 million of accounts receivable and advances to aggregators, and $0.9 million in prepaid and other assets. At December 31, 2014, we had total current assets of $4.9 million including $0.5 million in cash, $3.4 million of accounts receivable and $1.0 million of prepaid expenses and other assets.

The net loss for the nine months ended September 30, 2015 was $8.6 million compared to $7.2 million for the nine months ended September 30, 2014. Operating activities used $3.5 million cash for the nine months ended September 30, 2015 as compared to $3.0 million of cash provided by operations for the nine months ended September 30, 2014. Negative operating cash flow for the nine months ended September 30, 2015 was primarily due to net loss adjusted for non-cash items.

The operating cash inflows for the nine months ended September 30, 2014 of approximately $3.0 million were mainly driven by collections in accounts receivable and aggregator advances of approximately $9.2 million offset by the net loss of $7.2 million and repayment of accrued expenses of $1.0 million.

Investing activities used $3.8 million of cash for the nine months ended September 30, 2015 as compared to $1.3 million of cash used for the nine months ended September 30, 2014. The $3.8 million cash used for the nine months ended September 30, 2015 was primarily attributable to the PayOnline acquisition. For the nine months ended September 30, 2014, cash flows used in investing activities of $1.3 million were primarily due to purchase credit card portfolios.

Financing activities provided $6.8 million for the nine months ended September 30, 2015 primarily from $5.5 million in proceeds provided from the sale of preferred stock, $650 thousand of loan proceeds from RBL Capital Group, LLC and $650 thousand in advances from related officers and board members.

Cash used in the financing activities of approximately $2.7 million for the nine months ended September 30, 2014 were primarily due to $8.9 million of proceeds from Cayman Invest loan offset by $8.5 million of repayments to our factoring line in Russia and $3.0 million repayment of loans from RBL ($2.5 million), MBF ($0.2 million) and Georgia Notes ($0.3 million).

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

On April 30, 2015, we entered into a Securities Purchase Agreement with certain qualified institutional investors and certain institutional accredited investors providing for an offer and sale to the investors of 5,500 shares of newly-issued Series A Convertible Preferred Stock having an aggregate offering price of $5,500,000. For additional information, see “—Series A Preferred Stock” in Note 14 and subsequent events in Note 18 to the condensed consolidated financial statements contained in Part I, Item 1 of this Report.

On April 30, 2015, we entered into a $5,000,000 Securities Purchase Agreement with certain qualified institutional and accredited investors for the issuance of (i) senior convertible notes in the aggregate principal amount of $5,000,000, convertible into shares of our common stock and (ii) 2,709,360 warrants to purchase shares of our common stock. For additional information, see “—Senior Convertible Notes and Warrants” in Notes 8 and subsequent events in Note 18 to the condensed consolidated financial statements contained in Part I, Item 1 of this Report.

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

Off-balance sheet arrangements

At September 30, 2015 we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (the “COSO Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2015.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of September 30, 2015. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	We do not have sufficient personnel or financial resources to provide adequate risk assessment functions.

■

New Board of Director Members: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. Due to continued changes in board membership, executive management and the composition of Company subsidiaries, there has been insufficient time to provide board training and establish adequate best practice procedures.

An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance. We are currently engaged in providing best practices training to our audit committee.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

■	We did not have adequate written procedures, risk assessment processes or board of directors training at September 30, 2015. Our quarterly reporting process, particularly in Russia, requires additional controls and processes.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

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

Except as specifically described above in this Item 4, there was no change in our internal control over financial reporting during our third fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

For a discussion of legal proceedings, see “—Litigation” in Note 12 to the condensed consolidated financial statements contained in Part I, Item 1 of this Report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

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

Net Element, Inc.

Date: November 16, 2015	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.7	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.8	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

4.1	Form of Option to Purchase Shares of Restricted Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2015)

10.1	Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.2	Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.3	Letter Agreement, dated as of September 11, 2015, among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2015)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

