Form 10-K
period 2015-12-31
Net Element, Inc.
filed 2016-03-30
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES      ☒ NO

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2015 was approximately $15,248,991 (based upon the reported closing price of $0.3893 per share on June 30, 2015).

The registrant had 113,045,246 shares of common stock outstanding as of March 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the registrant's fiscal year ended December 31, 2015.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including the section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operation” and “Risk Factors”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. All statements other than statements of historical fact, including, statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section in Part I, Item 1A of this Report. Moreover, we operate in a very competitive and rapidly changing environment.

If these or other risks and uncertainties (including those described in Part I, Item 1A of this Report and the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”)) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the SEC after the date of this Report. These factors include, among other factors:

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

If these or other risks and uncertainties (including those described in Part I, Item 1A of this Report and the Company’s subsequent filings with the SEC) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the Commission after the date of this Report.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of, and are not incorporated by reference into, this Report.

2

PART I

Item 1. Business.

Net Element, Inc., (“Net Element”) a Delaware corporation, is a holding company that conducts its operations through its subsidiaries. Net Element and its subsidiaries are referred to collectively as the “Company,” “Net Element,” “we,” “us,” or “our,” unless the context requires otherwise.

Company Overview

Net Element is a global transaction processing technology and value-added solutions company that enables its clients to meet their transaction processing needs through various integrated technology platforms, including in omni-channel environments that span across point-of-sale (“POS”), e-commerce and mobile devices. The Company operates in three operating segments as a provider of North America Transaction Solutions, Mobile Payment Solutions, Online Payment Solutions, and Corporate Overhead.

We enable merchants of all sizes to accept and process credit, debit and prepaid payments and provide them value-added services and technologies, such as POS solutions, security solutions and fraud management, information solutions and analytical tools.

We provide a range of solutions to our clients across the value chain of commerce-enabling services and technologies. We create our value-added solutions from a suite of proprietary technology products, software, cloud-based applications, processing services, security offerings, and customer support programs that we configure to meet our clients’ individual needs.

We provide additional services including:

•	POS solutions and other adjacent business services throughout the United States provided by TOT Payments doing business as Unified Payments;
•	Proprietary cloud-based POS platform for the hospitality industry and small to medium sized businesses “SMB” merchants through Aptito and Restoactive;
•	Proprietary integrated e-commerce and mobile payments processing platform and fraud management system through PayOnline;
•	Integrated payment processing solutions to the travel industry, which includes integrations with various Global Distribution Systems (“GDS”) such as Amadeus®, Galileo®, Sabre®, additional geo filters and passenger name record (PNR) through Pay-Travel service offered by PayOnline;
•	Integrated direct-carrier, mobile operator billing solution for small ticket content providers and merchants throughout selected emerging markets provided by Digital Provider.

We have operations and offices located within the United States (U.S.) (domestic) and outside of the U.S. (international) where sales, customer service and/or administrative personnel are based. Through U.S. based subsidiaries, the Company generates revenues from transactional services, valued-added payment services and technologies for small and medium-sized businesses (referred to as “Small and Midsized Businesses,” or “SMB”). Through international subsidiaries, the Company operates its international business with a focus on transactional services, mobile payment transactions, online payment transactions and value-added payment services and technologies in emerging countries including Europe, Asia, Russian Federation and the Commonwealth of Independent States (“CIS”). Our subsidiaries Digital Provider and PayOnline hold market leadership positions in mobile and online payments segments in Russian Federation and CIS.

Our total bankcard processing volume for the year ended December 31, 2015 was $1.8 billion, a 213% increase from processing volume processed during year ended December 31, 2014. Transactions processed for the year ended December 31, 2015 and 161 million, a 104% increase from transactions processed during year ended December 31, 2014.

Our business is characterized by transaction related fees, multi-year contracts, and diverse client base, which allows us to grow alongside our clients. Our multi-year contracts allow us to achieve a high level of recurring revenues with the same clients. While the contracts typically do not specify fixed revenues to be realized thereunder, they do provide a framework for revenues to be generated based on volume of services provided during such contract’s term.

Recent Developments

In 2015, we completed a number of transactions and other changes in pursuit of our strategy of enhancing financial results, creating a strong operational foundation and competitive advantage. We believe the following transactions and actions have focused and strengthened our company and improved our capital structure and cash flow.

Our primary actions during 2015 were as follows:

•	Digital Provider (formerly TOT Money), exceeded 3 million recurring mobile subscribers and experienced 171% subscriber growth from January 2015 to October 2015. We also re-branded mobile payments from TOT Money to Digital Provider and began providing our own branded content which we expect will increases future revenues significantly. Branded content is reported at the transaction amount billed to the mobile subscriber.
•	PayOnline expanded into Kyrgyzstan and signed a leading e-commerce company, Daroy.net
•	Digital Provider expanded into Kazakhstan by creating partnership agreements with VimpelCom and Kcell to provide mobile payment services to millions of subscribers and capitalize on Kazakhstan's high growth mobile payments market.
•	Launched payment processing in Kazakhstan through partnership with Kazkommertsbank ("KAZKOM") and as a result signed premier online events ticket operator, Kassir.com
•	Launched joint venture to focus on Gulf Cooperation Council states and India.
•	Expanded our Aptito service offerings to over 100 payment methods.
•	Product Launches:
o	Launched Restoactive, a comprehensive mobile restaurant solution.
o	PayOnline launched "Pay-Travel" to automate payments for the travel industry including integration with GDS.
o	PayOnline launched new mobile payment solutions for iOS to existing Windows and Android processing capabilities.
o	Digital Provider launched proprietary Trinity Platform.
o	Aptito added Europay, MasterCard® and Visa® “EMV” and mobile payments acceptance including Android Pay®, Apple Pay® and Samsung Pay® to its POS offering.

2015 Acquisition

In May 2015, we completed the acquisition of PayOnline for a total consideration of up to $8.4 million ($3.6 million was paid in cash and $3.6 million was paid in Company’s stock), additional consideration from earn-out incentives can be up to $1.282 million and payable 50% in cash and 50% in Company’s stock based on the performance of PayOnline. We funded the cash component of the acquisition with cash on hand obtained via issuances of preferred stock. PayOnline is a proprietary integrated e-commerce and mobile payments processing platform and fraud management system, which enables online payment acceptance for multinational corporations looking to conduct business globally.

Outlook

For the year 2016, we will focus on strategic partnerships and innovative products that will further expand our services so that we are a convenient one-stop shop for payment services to a global merchant community.

Our Mission and Vision

Our mission is to power global commerce and allow our clients to conduct business globally. We believe that by understanding the consumer behavior and the needs of our merchants is the most effective and, ultimately, the most profitable means to accomplish our mission and create long-term value for all stakeholders.

We drive client growth through our in-depth knowledge of global transactional services and related value-added service offerings which separate us from the competition.

Our vision is to set the standard for omni-channel payments acceptance and value-added service offerings with focus on creation of unified global transaction acceptance ecosystem.

In order to achieve this vision, we seek to further develop single on-boarding, global transaction acceptance ecosystem. Manifesting this vision requires scaling our direct and indirect connectivity to multiple payment and mobile networks internationally. By operationalizing this vision, we believe that we will be able to provide centralized, global omni-channel transactional platform to our clients internationally.

Our Strategy

Our strategy is informed by our mission to power global commerce. To continue to grow our business, our strategy is to focus on providing merchants with the ability to process a variety of electronic transactions across multiple channels. We seek to leverage the adoption of, and transition to, card, electronic and digital-based payments by expanding share in our existing markets through our distribution channels and service innovation, as well as through acquisitions to improve our offerings and scale, while also seeking to enter new markets through acquisitions around the world. We intend to continue to invest in and leverage our technology infrastructure and our people to increase our penetration in existing markets.

Key elements of our business strategy include:

•	Continued investment in our core technology and new product offerings;
•	Allocation of resources and expertise to grow in commerce and payments segments;
•	Grow and control our distribution by adding new merchants and partners;
•	Leverage technology and operational advantages throughout our global footprint;
•	Expansion of our cardholder and mobile subscriber customer base;
•	Continue to develop seamless multinational solutions for our clients;
•	Increase monetization while creating value for our clients;
•	Focus on continued improvement and operation excellence; and
•	Pursue potential domestic and international acquisitions of, investments in, and alliances with companies that have high growth potential, significant market presence or key technological capabilities.

With our existing infrastructure and supplier relationships, we believe that we can accommodate expected portfolio growth. We believe that our available capacity and infrastructure will allow us to take advantage of operational efficiencies as we grow our processing volume and expand to other geographical territories.

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

In addition, consumers are also beginning to use card-based and other electronic payment methods for purchases at an earlier age in life, and increasingly for small dollar amount purchases. Given these advantages of card-based payment systems to merchants and consumers, favorable demographic trends, and the resulting proliferation of credit and debit card usage, we believe businesses will increasingly seek to accept card-based payment systems in order to remain competitive.

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

Business Segments

	North America Transaction Solutions	Mobile Solutions	Online Solutions

Clients:	Businesses of all types and sizes. Current focus on SMB merchants	Mobile customers, Digital merchants such as: social networks, game developers, online magazines, mobile applications and digital media operators	Online businesses and mobile applications of all type and sizes

Goals:	To help business grow commerce at the retail, online and m- POS	To help digital merchants monetize their content in a mobile environment	To help business transact business online with ease and security

Key Solutions:	• Merchant Acquiring • Value-added Services • Aptito POS technology • Business software • Marketing / Loyalty	• Integrated mobile billing solutions • Content monetization • Content management	• Merchant Acquiring • Electronic commerce • Security / Risk Management • Marketing / Loyalty

2015 Segment Revenue:	$27.4M, up 41% from 2014	$9.0M, up 385% from 2014	$3.8M (acquired May 20, 2015)

We operate three reportable business operating segments: (i) North America Transaction Solutions, (ii) Mobile Solutions, and (iii) Online Solutions. Our segments are designed to establish lines of businesses that support our client base and further globalize our solutions while working seamlessly with our geographic teams across our regions: United States and Canada (North America); Europe, Middle East, and Africa (EMEA); Asia Pacific (APAC) and the CIS. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. The principal revenue stream for all segments came from service and transaction related fees during 2015.

Prior to May 20, 2015, we had a single reportable business segment: payment processing for electronic commerce. On May 20, 2015, we obtained financial and operational control of PayOnline, a provider of online payment processing of online transactions in emerging markets. Additionally, we rebranded our mobile payments business to Digital Provider and began reporting gross revenues for mobile payments where we provide access to branded content. Given the size of assets and revenues from PayOnline and Digital Provider, we began reporting segment information for three operating segments during the third quarter of 2015.

Comparative segment revenues and related financial information pertaining to our segments for the years ended December 31, 2015 and 2014 are presented in the tables in Note 16, Segment Information, to our consolidated financial statements (the “Consolidated Financial Statements”), which are included elsewhere in this Report.

•	North America Transaction Solutions – This segment provides technology and services that businesses require to accept cashless transaction for retail card-present (or “swipe”), e-commerce or card-not-present mail order / telephone order (“MOTO”) transactions (referred to as “Merchant Acquiring”) as well as next-generation offerings such as mobile payment services, merchant performance analytical tools, merchant back office reporting, and our cloud-based Aptito POS platform, which includes hospitality, mobile POS (“m-POS”) and SMB retail point-of-sale applications (referred to as “Value-added Services”).

•	Mobile Solutions – This segment provides a state-of-the-art, integrated mobile billing and mobile commerce solution for digital merchants, such as: social networks, game developers, online magazines, mobile applications and digital media operators to monetize their content in a mobile environment. Our mobile billing platform is positioned in the center of the mobile commerce for digital goods with billing checkout and offers various mobile payment solutions for web services and mobile applications. We provide mobile users with a simple, secure and fast way to pay for purchases via mobile device, interactive device or web without a credit card or a bank account. Our mobile campaign tools allow for the delivery of scalable mobile campaigns on behalf of our content partners.

•	Online Solutions – This segment provides a wide range of value-added solutions utilizing our fully-integrated, processor agnostic electronic commerce platform that simplifies complex enterprise online transaction processing challenges from payment acceptance and processing through risk prevention and payment security via point-to-point encryption and tokenization solutions. Our proprietary software-as-a-service (“SaaS”) suite of solutions for electronic and mobile commerce gateway and payment processing platform is compliant at Level 1 of Payment Card Industry (“PCI”) Data Security Standards (“DSS”) streamlines the order-to-cash process, improves electronic payment acceptance and reduces the scope of burden of PCI DSS compliance.

North America Transaction Solutions Segment

The following table presents North America Transaction Solutions segment information as a percentage of total revenue:

	2015	2014
Segment revenue	68%	91%

North America Transaction Solutions Operations. Our largest segment, North America Transaction Solutions, where through our subsidiary TOT Payments, LLC, doing business as Unified Payments, we provide businesses of all sizes and types with a wide range of solutions at the point sale, including Merchant Acquiring, e-commerce, mobile commerce, POS and other business solutions. Our largest service in this segment is Merchant Acquiring, which facilitates the acceptance of cashless transactions at the POS, whether a retail transaction at a physical business location, a mobile commerce transaction through a mobile or tablet device, which includes m-POS acceptance, Android Pay™, Apple Pay™ and Samsung Pay or an electronic commerce transaction over the web. Geographical presence for this segment is North America.

Our North America Transaction Solutions segment revenues are primarily derived from processing credit and debit card transactions for SMB merchants and includes fees for providing processing, loyalty and software services, and sales and leases of POS devices. Revenues are generated from a variety of sources, including:

•	Discount fees charged to a merchant for processing of a transaction. The discount fee is typically either a percentage of the purchase amount or an interchange fee plus a fixed dollar amount or percentage;
•	Processing fees charged to merchants for processing of a transaction;
•	Processing fees charged to our sales partners who have outsourced their transaction processing to us;
•	Sales and leases of POS devices;
•	Fees from providing reporting and other services;
•	Software license fees for Aptito POS platform, which includes hospitality and SMB retail point-of-sale application;
•	PCI compliance fees charged to a merchant for providing PCI compliance on annual basis; and
•	Business software license fees for merchant analytics and back office reporting.

For example, in a transaction using a Visa or MasterCard card, the allocation of funds resulting from a $100 transaction follows.

* Does not include agent commission payments.

We typically provide our services as part of a broader payment acceptance solution to our business clients across multiple channels, including:

•	Retail Merchants – physical businesses or storefront locations, such as retailers, supermarkets, restaurants, hotels and other brink and mortar facilities, which we refer to as Retail. We supply our Retail merchants with POS terminals from leading manufacturers, which are Europay®, MasterCard®, and Visa® (commonly referred to as “EMV” or “Chip”) compliant and Near Field Communication (“NFC”) capable, accepting all card brands and products, as well as alternative payment forms, such as Android Pay™, Apple Pay™ and Samsung Pay.
•	Mobile Merchants – physical businesses with remote or wireless storefront locations, such as small retail and service providers that use mobile devices with POS capabilities to accept electronic payments, which we refer to as Mobile; and
•	Online – online businesses or website locations, such as retailers, digital content providers, and mobile application developers with Internet-based storefronts that can be accessed through a personal computer or a mobile device, where we refer to as e-commerce.

North America Transaction Solutions Marketing. We employ a variety of go-to-market strategies in our North America Transaction Solutions segment. We mostly partner with indirect non-bank sales forces (“Sales Partners”), such as independent sales agents, independent sales groups (“ISG”), independent software vendors (“ISV”), value added resellers (“VAR”), and payment services providers (“PSP”) to sell our payment solutions to SMB merchants. We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of SMB allows us to develop compelling offerings for our sales channels to bring to prospective merchants and provides us with a competitive advantage in our target market.

Sales & Marketing Support – Among the services and capabilities, we provide are rapid application response time, merchant application acceptance by fax or on-line submission, superior customer service, merchant reporting and robust analytics. In addition, by controlling the underwriting process we believe we offer the ISGs more rapid and consistent review of merchant applications than may be available from other service providers. Additionally, in certain circumstances, we offer our sales organizations tailored compensation programs and unique technology applications to assist them in the sales process. We keep an open dialogue with our sales partners to address their concerns as quickly as possible and work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring our merchants do not unduly suffer downtime or the unnecessary withholding of funds.

Sales & Marketing Compensation – As compensation for their referral of merchant accounts, we pay our Sales Partners an agreed-upon recurring commission, or percentage of the income we derive from the transactions we process from the merchants they refer to us. The amount of the recurring commissions we pay to our Sales Partners varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each group refers to us. We provide additional incentives to our sales partners, including, from time to time, advances and merchant acquisition bonuses that are secured by income earned from the referred merchant and repayable from future compensation that may be earned by the groups in respect to the merchants they have referred to us. For the year ended December 31, 2015 and 2014, we had provided merchant acquisition incentives to Sales Partners in an aggregate amount of $0.87 million and $0.34 million, respectively. Our organic growth plan calls for future incentives to be funded to our Sales Partners for referred merchants.

Sales & Marketing Pilot – In 2015, we have launched a pilot direct sales program for North America Transaction Solutions segment focusing on marketing our key products and services directly to the potential clients – merchants. Sales leads are generated primarily by our digital marketing efforts, such as search engines, social media and paid advertisement on other websites. We maintain fully automated and paperless process of client acquisition, where potential clients complete merchant application online, are certified by electronic signature, data received electronically with underwriting and boarding performed in our Sales Central platform.

North America Transaction Solutions. Our solutions are designed to help SMB merchants accept cashless payments in an omni-channel payment environment, which spans across POS, e-commerce and mobile devices.

Aptito POS Platform – We acquired Aptito, an integrated POS platform developed on Apple’s® iOS mobile operating system for the hospitality industry, in June 2013 and invested in the technology to significantly enhance and expand its capabilities and features. Our goal with Aptito is to create an easy to use POS and business management solution, which incorporates everything a small business needs to help streamline every-day management, operations and payment acceptance. We have expanded the family of Aptito products to include Aptito Hospitality POS, Aptito Retail POS and Restoactive.

▪	Aptito Hospitality POS – proprietary, fully integrated cloud-based POS and restaurant management system developed on Apple’s® iOS mobile operating system is designed to be used as a stand-alone all digital POS or be extended to include: m-POS, self ordering kiosk, digital menus, pay at the table EMV and NFC ready card readers, cash drawers, receipt and kitchen printers. The need for uptime in a hospitality environment is paramount and as such our Aptito Hospitality POS local server allows our merchants to remain online, even if the Internet connection to the cloud is lost. Our local server solution is automatically synchronized with the cloud, providing 99.99% uptime.

•	Aptito Retail POS – cloud-based POS solution is available on Apple® iOS and Android® mobile operating platforms and allows retailers to focus on their business and improve the in-store experience. Retailers are able to customize Aptito Retail POS based on their environment. Peripherals for Aptito Retail POS include a fully integrated cash drawer, thermal receipt printer, barcode scanner, barcode printer and EMV-compliant point of sale acceptance terminal. This allows retailers the ability to customize their POS solution based on their unique needs. The need for uptime in a retail environment is paramount and as such our Aptito Retail POS local server allows our merchants to remain online, even if the Internet connection to the cloud is lost. Our local server solution is automatically synchronized with the cloud, providing 99.99% uptime.

•	Restoactive – utilizing Aptito POS Platform architecture, we have developed and launched Restoactive, which seamlessly plugs into a current restaurant environment through integrations with some of the biggest POS and restaurant management platforms such as: MICROS®, POSitouch®, Aloha® and Symphony®. By integrating into the leading POS and restaurant management platforms, Restoactive is now accessible by over 500,000 restaurants in the United States. We believe Restoactive to be the first of its kind integrated platform, which introduces all-in-one digital menu, kiosk and m-POS application into an existing POS environment without the need to displace existing restaurant management platforms.

In addition to enhancing our ability to drive core merchant acquiring sales, Aptito allows us to earn incremental revenue from business clients. Currently, the Aptito revenue model is based on a SaaS fee, which we bill on a per station basis and additional services fee, which we bill for additional applications we offer.

We also believe Aptito can help enhance client retention because we believe it will become core to our client’ businesses and position us as a value-added partner. For example, business owners may use Aptito business management tools to manage their employees’ work schedules, payroll, patron reservations, operate customer loyalty programs, manage inventory, and provide analytics on their business.

Other POS Platforms – We act as an authorized dealer for various POS manufacturers and POS software providers and deploy these systems where our proprietary products are not the best fit. Systems we offer are fully integrated with our payment acceptance capabilities.

Merchant Management Platform – We have developed Sales Central, a proprietary cloud-based merchant management platform. Designed to enhance responsiveness of our sales partners and improve sales efficiency. The cloud-based solution provides to both Sales Partners and merchants an integrated toolkit to more effectively manage a variety of sales, operations, reporting and accounting functions. The system is designed to improve conversion rates, technology advisory functions and to reduce deployment time for merchants. It also allows troubleshooting of merchant issues in real-time. Sales Central is currently one of the few cloud-based systems nationwide that allows Sales Partners to onboard and monitor merchants on multiple processing platforms through a single interface.

•	Sales Central for Sales Partners – allows Sales Partners to onboard merchants on multiple processing platforms available in the U.S. Its merchant underwriting and boarding process is seamless and paperless. Merchant Library allows Sales Partners to safely store and retrieve any agreement, form or contract, related to merchants. Sales Partners that utilize the system are equipped with merchant pricing, residual calculations and risk management modules, which allow easier management of most of their day-to-day operations. Sales Partners compensation and merchant profitability can be managed using multi-level, single-click, drill-down navigation to pricing, detail, summary and statement information.

•	Sales Central On the Go – fully integrated, digital onboarding interface designed for Sales Partners and merchants, streamlines and automates merchant account sign-up process, delivers real-time decisions and paperless boarding approval from online and mobile devices. Mobile boarding capability facilitates API-driven, instant boarding to multiple payment processing platforms and provides new merchants with a modular approach for providing their personal and business information. The platform manages underwriting, risk assessment, merchant ID assignments and is compliant with banking standards such as Know Your Customer regulations.

•	Sales Central for Merchants – integrated reporting, accounting and analytics back office solution for SMB merchants. A variety of reporting tools along with easy to understand charts enables merchants to analyze sales and improve performance. The ticket system allows merchants direct communication with Company’s service and technical support designed to improve the customer service experience.

•	Unified Insights – the integrated Unified Insights module is a business dashboard focused on “Big Data” that gives merchants a 360-degree view of their business in a more usable formats. With Unified Insights, merchants can compare current revenue, online reputation, and social media activity to their past performance and to similar business in their area.

North America Transaction Solutions Competition. Many large and small companies compete with us in providing payment processing services and related services to a wide range of merchants. Many of our current and prospective competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater name recognition and/or more established relationships in the industry than we have. Because of this our competitors may be able to adopt more aggressive pricing policies than we can, develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their services. There are also many smaller transaction processors that provide various services to small and medium sized merchants. See “Risk Factors - Risks Related to Our Business and Operations - The markets in which we operate are very competitive, and many of our competitors and potential competitors are larger, more established and better capitalized than we are.”

We believe that our specific focus on smaller merchants, in addition to our understanding of the needs and risks associated with providing payment processing services to small merchants and indirect non-bank sales forces, gives us a competitive advantage over larger competitors, which have a broader market perspective and priorities. We also believe that we have a competitive advantage over competitors of a similar or smaller size that may lack our extensive experience, value-added product offering and resources.

North America Transaction Solutions Industry Mix and Geography. In the United States, we have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These include:

•	Restaurants
•	Schools and educational services
•	Brick and mortar retailers
•	Convenience and liquor stores
•	Professional service providers
•	Hotel and lodging establishments

Merchants we served during 2015 processed an average of $12,757 each month in credit card transactions and had an average transaction value of $36.40 per transaction. Larger payment processors have traditionally underserved these merchants. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with tailored solutions and on-going services that larger merchants typically receive from larger payment processing providers.

Out total North America Transaction processing volume for the year ended December 31, 2015 was $1 billion, a 73% increase over processing during the year ended December 31, 2014. Transactions processed for the year ended December 31, 2015 was 51.5 million, a 45.5% increase from transactions processed during the year ended December 31, 2014.

As of December 31, 2015, approximately 47.9% of our SMB merchants were restaurants and 15.9% were schools and educational services. The high concentration in restaurants reflects the efforts of our sales team actively targeting our Aptito product line. The following table reflects the percentage concentration of our merchant base by class:

	2015	2014
Restaurants	47.9%	44.34%
Schools & Educational Services	15.9%	17.59%
Retail	6.0%	5.15%
Convenience, Fast Food & Liquor	5.7%	4.75%
Professional Services	3.8%	3.16%
Lodging	1.2%	1.54%
Other	19.5%	23.47%

In December 2015, SMB merchants located in the following states represented the following percentage of our SMB card processing volume: New York represented 25.5%, New Jersey represented 7.2%, North Carolina represented 6.7%, California represented 6.5% and Florida represented 6.0%, respectively. No other state represented more than 3.7% of our total SMB card processing volume. Our geographic concentration trends to reflect states where we maintain stronger sales force. We believe that the loss of any single SMB merchant would not have a material adverse effect on our financial condition or results of operations.

North America Transaction Solutions Risk Management. In the United States, we focus our sales efforts on low-risk bankcard merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants, Independent Sales Groups and ourselves. Our Underwriting and Risk Management Policy and procedures help to protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures. In 2015, we experienced losses of .008% of our SMB card processing volume.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

•	Merchant Application Underwriting – there are varying degrees of risk associated with different merchant types based on their industry, the nature of the merchant’s business, processing volumes and average transaction size. As such, varying levels of scrutiny are needed to evaluate a merchant application and to underwrite a prospective merchant account. These range from basic due diligence for merchants with low risk profiles to more comprehensive review for higher risk merchants. The results of this assessment serves as the basis for decisions regarding acceptance of the merchant account, criteria for establishing reserve requirements, processing limits, average transaction amounts and pricing. Once aggregated, these factors also assist the Company in monitoring transactions for those accounts when pre-determined criteria have been exceeded.

•	Merchant Monitoring – we employ several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is sorted into a number of customized reports by our systems. Our risk management team reviews any unusual activity highlighted by these reports, such as larger than normal transactions or credits, and monitors other parameters that are helpful in identifying suspicious activity. We have daily windows to decide if any transactions should be held for further review and this provides us time to interview a merchant or issuing bank to determine the validity of suspicious transactions. We also place merchants who require special monitoring on alert status and have engaged a third-party web crawling solution that scans all merchant websites for content and integrity.

•	Investigation and Loss Prevention – if a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bankcard network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. Additionally, Relationship Managers may be instructed to retrieve equipment owned by us. In addition, to protect ourselves from unexpected losses, we maintain a reserve account with our sponsoring bank, which can be used to offset any losses incurred at a given time. As of December 31, 2015, our reserve balance was $350,596. The reserve is replenished as required by funding 0.03% of bankcard processing volume. This reserve is accounted for on our balance sheet under the caption “other assets”.

•	Reserves – some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2015, our total reserve deposits were approximately $570,253. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.

North America Transaction Solutions Sponsoring Banks and Data Processors. Because we are not a “member bank” as defined by Visa, MasterCard, American Express and Discover (“Card Associations”), in order to authorize and settle payment transactions for merchants, we must be sponsored by a financial institution that holds member bank status with Card Association (“Sponsorship Bank”) and various third-party vendors (“Data Processors”) to assist us with these functions. Card Association rules restrict us from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of a Sponsorship Bank until the merchant is funded.

Sponsoring Bank. We have agreements with several banks that sponsor us for membership in the Visa, MasterCard, American Express and Discover card associations and settle card transactions for our merchants. The principal Sponsoring Bank through which we process the majority of our transaction in the United States is BMO Harris Bank. In addition, in February 2016, we entered into a bank identification (“BIN”) sponsorship agreement with Esquire Bank, N.A. From time to time, we may enter into agreements with additional banks. See “Risk Factors – Risks Related to Our Business and Operations – We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.”

Data Processor. We have agreements with several Data Processors to provide us with, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor in the United States is Priority Payment Systems, LLC (“Priority”), which provides us with the processing conduit to Total System Services, Inc. (“TSYS”) and First Data Resources, LLC authorization and settlement network. We have entered into several service agreements with Priority. Each of the Priority service agreements may be terminated by Priority if, among other things, (i) certain insolvency events occur with respect to us or (ii) we fail to maintain our good standing with Card Associations. We may terminate each of the agreements if, among other things, (i) certain insolvency events occur with respect to Priority, (ii) Priority materially breaches any of the terms, covenants or conditions of the agreements and fails to cure such breach within 30 days following receipt of written notice thereof, or (iii) under certain circumstances, Priority is unable to perform services described in the agreement.

As an example of processing an electronic payment, the below diagram illustrates the participants involved in a payment transaction. There are four main participants, the Merchant, the Service Provider (Unified Payments), the Sponsoring Bank and the Data Processor. Merchants are primarily business owners that accept credit card payment in exchange for their merchandise and services.

Mobile Solutions Segment

The following table presents Mobile Solutions Segment information as a percentage of total revenue:

	2015	2014
Segment revenue	22%	9%

Mobile Solutions Operations. In emerging markets, especially Russian Federation and the CIS, where we hold leadership position, through our subsidiary Digital Provider, we enable mobile payment acceptance utilizing direct billing access to mobile network operators (“MNO”). In Russian Federation through strategic direct agreements and integrations with marketing companies owned by the top 3 MNOs such as Mobile TeleSystem (MTS), MegaFon and VimpelCom, we enable mobile payments acceptance for networks that serve a combined 390 million mobile users.

In January 2016, we have reached a company milestone by exceeding 3 million recurring mobile payment subscribers. As of December 31, 2015, our mobile payments subscriber base consisted of more than 2.4 million recurring mobile payments subscribers.

Our total Mobile Solutions transactions processed for the year ended December 31, 2015 was 90 million, a 106% increase from transactions processed during the year ended December 31, 2014.

Our mobile billing platform is positioned in the center of the mobile commerce for digital goods with billing checkout and offers various mobile payment solutions for web services and mobile applications. We provide mobile users with a simple, secure and fast way to pay for purchases via mobile device, interactive device or web without a credit card or a bank account. Utilizing the source of funds that carriers have already integrated into every mobile phone (a monthly bill for post paid phones and stored credit for prepaid phones), merchants won’t need to collect any customer credit card or bank information to complete their sale. Our mobile campaign tools allow for the delivery of scalable mobile campaigns on behalf of our content partners.

Digital Provider’s current customers span across variety of industries and operate across different markets. Our clients include mobile operator designated companies, merchants, content and service providers. Our platform is used by over a thousand merchants.

Our Mobile Solutions segment revenues are primarily derived from processing of a mobile transactions for digital merchants, such as: social networks, game developers, online magazines, mobile applications and other digital media operators to monetize their content in a mobile environment and includes fees for providing processing, content management and distribution, and software services. In addition, in 2015, we began offering mobile users our Digital Provider branded content, which we acquire from multiple content providers. Revenues are generated from a variety of sources, including:

•	Fees charged for Digital Provider branded content;
•	Discount fees charged to a merchant for processing of a transaction. The discount fee is a percentage of the purchase;
•	Processing fees charged to merchants for processing of a transaction; and
•	Software license fees for Trinity Mobile Billing Platform.

For example, in a transaction using a mobile device as a form of payment, the allocation of funds resulting from a $10 transaction from our branded content follows.

Mobile Solutions Marketing. We employ a variety of go-to-market strategies in our Mobile Solutions segment. We mostly partner with mobile operators, broadcast media networks, internet portals and content providers, and marketing and sales promotion partners.

•	Mobile Operators – Mobile operators partner with us to generate revenues for incoming traffic. Mobile operators increase revenues via additional subscription and transactional services used by its subscribers.
•	Broadcast Media Networks – Mobile operator billing is becoming an increasingly popular communication tool on both radio & TV. It provides interactivity for the viewer/listener through voting/polls/competitions, and can generate revenues for the stations/production companies.
•	Internet Portals and Content Providers – Mobile operator billing adds a further dimension to the offering of portals and content providers. It enables information alerts, ringtones and logos, Short Messaging Service (“SMS”) sending facility for end-users, all of which can generate revenues for the Company.
•	Marketing and Sales Promotion Partners – Mobile operator billing is being used as a new marketing channel. Its immediacy; directness and 2-way communication lends itself to effective measurable marketing and promotion. Integration with existing media adds a new dimension to marketing campaigns (e.g. outdoor, press, on-pack, and direct mail).

Other industries using mobile messaging and mobile billing solutions include banking, retailing, brokering, tourism, transportation, games, and education.

Mobile Solutions. Our solutions are designed to help digital merchants accept mobile payments transactions utilizing direct billing access to MNOs in emerging markets.

Trinity Mobile Billing Platform – We have developed, Trinity Platform, proprietary high-performance mobile acceptance, billing and content aggregation platform for value-added services (“VAS”). With the help of Trinity Platform, our partners can aggregate mobile traffic utilizing the most popular methods of monetization on the VAS market.

•	One-Click – Securely identify and validate subscriber handsets automatically with no additional input required from consumers. One-Click provides subscribers a seamless cross channel shopping and registration experience across personal computers, tablets, smartphones, and other web-enabled devices. One-Click is available for both recurring subscriptions and one-time transactions.

•	PIN Submit – Securely authenticates mobile subscribers by generating a one-time secure Personal Identification Number (“PIN”), which is sent to mobile users via SMS.

•	Optimized Checkout – Payment conversion with carrier billing is currently ten times higher than with credit cards due to a much simpler check-out flow. We have taken this one step further as the Trinity Platform automatically recognizes the device being used and optimizes the checkout window to provide the best purchase experience possible on any device.

•	In-App Payments – Industry-leading native in-app purchasing SDK enables application developers to integrate direct-carrier billing into applications with ease. One integration process works across multiple smartphone and tablet devices.

•	Reporting and Analytics – Trinity Platform’s powerful dashboard provides our digital merchants and content providers with a real-time overview of revenue and reports on processed transactions: which countries have the biggest number of users, how much these users are paying and which content is more popular. This data helps our digital merchants and content providers fine-tune their monetization strategy.

Mobile Solutions Competition. Digital Provider primarily competes with other companies operating in the mobile payment processing market in emerging markets. Certain competitors have been in business longer than Digital Provider and have significantly greater financial and other resources than Digital Provider. In order to successfully increase our business in that market, we must convince content providers to use Digital Provider’s services over competitive platforms that may already be in use. Digital Provider must also retain good relations with MNOs providing service. We believe that Digital Provider will be able to effectively compete in the mobile payment processing market in Russia based primarily upon services offered, functionality and ease of use of features offered. Failure to successfully continue developing Digital Provider’s payment processing operations, maintain Digital Provider’s existing contracts with MNOs and content providers and enter into additional contracts with content providers to use Digital Provider’s services may harm our revenue and business prospects.

Mobile Solutions Risk Management. We are responsible for content compliance and merchant underwriting and are subject to chargebacks for the full value of the transaction. If any such chargebacks arise we pass these chargebacks to our merchants, in the event we are unsuccessful in passing these charges to the merchant we are responsible for these chargebacks. In 2015 we had no losses from our mobile payments processing volume as all chargebacks were collected from content partners and aggregators.

Mobile Solutions Licensing and Certifications. The relationships between Digital Provider and telecommunications carriers in Russia are governed by the general rules of civil law for the provision of services (Chapter 39 of the Civil Code of the Russian Federation). In addition, because the “information and entertainment services” (content services) provided by Digital Provider are inextricably linked with the networks of telecommunications carriers, these services are subject to the requirements of the Rules of Mobile Communications Services Provision, approved by the Decree of the Russian Federation Government dated May 25, 2005 No. 328. These Rules govern the relationship between a customer using mobile communication services and a telecommunications carrier in respect of mobile radio communications services, mobile radiotelephone services and/or mobile satellite radio services in the public network. Although Digital Provider is not a telecommunications carrier, many requirements of such rules are present in Digital Provider’s contracts with telecommunications carriers, and such contracts impose responsibility and liability on Digital Provider for violations.

Digital Provider has a license to provide telematics services in Russia. Digital Provider is considered an operator of telematics services in Russia because it has a direct connection to equipment of telecommunications carriers and it affects electronic communications (i.e., receiving, processing and/or transmitting electronic messages). Operators of telematics services in Russia are regulated by the Federal Law “On Communication” dated July 2, 2003 No. 126-FZ. This Federal Law provides the legal basis for activity in the field of communications in the Russian Federation and territories under the Russian Federation jurisdiction, defines the powers of public authorities in the field of communications, as well as the rights and responsibilities of persons involved in such activities or using communication services. Digital Provider also is subject to the Rules of Telematics Services Provision approved by the Decree of the Russian Federation Government dated September 10, 2007 No. 575. These Rules govern the relationship between a customer or a user, on the one hand, and a telecommunications carrier providing telematics communication services, on the other hand, in the provision of telematics communication services.

Mobile Solutions Mobile Network Operators. In order for us to provide payment and SMS messaging services to mobile subscribers and debit their accounts for payments, we need to have contractual agreements with marketing subsidiaries of mobile operators, which allow us to bill mobile subscribers. We have direct and indirect agreements with mobile operators and mobile operator aggregators in over 40 countries. The three largest mobile operators through which we process the majority of our transactions are: Mobile TeleSystem OJSC (“MTS”), MegaFon OJSC (“MegaFon”) and OJSC VimpelCom (“VimpelCom”). These contracts with mobile operator subsidiaries, allow us to facilitate payments using SMS, Multimedia Messaging Services (“MMS”) and WAP for their mobile phone subscribers. From time to time, we may enter into agreements with additional mobile operators and mobile operator aggregators. In addition, we also have contracts and our platform is integrated with various mobile operator aggregators, which give us access to mobile operator networks in approximately 50 countries.

As an example of processing a mobile transaction, the below diagram illustrates the participants involved in a mobile payment transaction. There are six main participants, the Mobile User, the Mobile Operator, the Transaction Processor (Digital Provider), the Merchant, the Processing Platform (Trinity Platform) and the Mobile Applications. Merchants are primarily content or digital goods providers such as: social networks, games and online magazines.

Online Solutions Segment

The following table presents Online Solutions Segment information as a percentage of total revenue:

	2015	2014
Segment revenue	10%	0% Acquired May 20, 2015

Online Solutions Operations. Through our subsidiary, PayOnline, we provide a wide range of value-added solutions utilizing our fully-integrated, platform agnostic electronic commerce offering that simplifies complex enterprise online transaction processing challenges from payment acceptance and processing through risk prevention and payment security via point-to-point encryption and tokenization solutions. Our proprietary software-as-a-service (“SaaS”) suite of solutions for electronic and mobile commerce gateway and payment processing platform is compliant at Level 1 of Payment Card Industry (“PCI”) Data Security Standards (“DSS”) streamlines the order-to-cash process, improves electronic payment acceptance and reduces the scope of burden of PCI DSS compliance. PayOnline holds the leadership position in the Russian Federation as the largest Internet Payment Services Provider (“IPSP”).

Our Online Solutions segment revenues are primarily derived from processing credit and debit card transactions for online merchants and includes fees for providing processing, loyalty and software services. Revenues are generated from a variety of sources, including:

•	Discount fees charged to a merchant for processing of a transaction. The discount fee is typically a percentage of the purchase amount;

•	Processing fees charged to merchants for processing of a transaction;

•	Processing fees charged to our sales partners who have outsourced their transaction processing to us;

•	Fees from providing reporting and other services;

•	Software license fees for PayOnline White-label platform; and

•	Business software license fees for merchant analytics and back office reporting.

There are other possible configurations of transactions that result in us receiving multiple fees for a transaction, depending on the role we play.

For example, in a transaction using a Visa or MasterCard card, the allocation of funds resulting from a $100 transaction follows.

* Excludes commissions

Approximately 20% of leading e-commerce merchants in Russia use the PayOnline platform to accept payment transactions in Russia, Europe and Asia.

Online Transaction Solutions Marketing. The vast majority of PayOnline sales are direct sales, through our marketing efforts and fully automated leads management system. The marketing department of PayOnline consists of 5 specialists, responsible for product pricing, company branding and positioning, monitoring of competitors and technological developments, public relations and web marketing activities. Our marketing mix includes, but not limited to:

•	Search Engine Optimization – PayOnline is in the top 10 results with most frequently used keywords in Google.ru and Yandex search engines.
•	Social Media – PayOnline social media channels include Facebook, Vkontakte, Twitter, YouTube.
•	Corporate Blog – Our corporate blog featured on popular developer communities like HabraHabr and GeekTimes is consistently in the Top 10.
•	Industry Research – Every year PayOnline specialists prepare and publish over 120+ research papers on popular e-commerce and IT development forums.
•	RUNET – PayOnline is a payment processing provider for RUNET-ID (Russia’s largest Internet professionals’ social platform), Russian Internet Forum and Russian Interactive Week.
•	Conferences – Every year our experts participate in 30+ trade shows and professional conferences.
•	Education – Our senior managers are frequently invited by top Russian Federation universities and business schools as lecturers.

Our sales department consists of 25 specialists who are responsible for managing the leads, execution of the client agreements, client boarding, customization of the solutions, implementation of the payment acceptance solutions and post-sale client relationship. In 2015 we have attracted 380 new clients, of which 89% were in Russian Federation / CIS and 11% in Europe and Asia.

Online Solutions. Our solutions combine payment processing, online shopping cart tools, web site design, web hosting and web related services which enable businesses to establish a presence and commercial capability on the Internet in a quick and simple fashion.

PayOnline Platform – We have developed the PayOnline Platform, a proprietary technology platform serving large and fast growing internet-led multinationals with complex payment needs, supported by our vertical expertise. Our reliable and secure proprietary technology platform enables merchants to accept a vast array of payment types, across multiple channels, anywhere in the world. Utilizing PayOnline Platform we have built easy and convenient suite of payment products that serve multiple channels and include:

•	Pay-Start – Turn-key, out of the box solution for fast payment acceptance.
•	Pay-Standard – Individually customized solutions with anti-fraud system and maximum conversion rate.
•	Pay-Travel – Fully-integrated payment processing solutions to the travel industry, which includes integrations with various Global Distribution Systems (“GDS”) such as Amadeus®, Galileo®, Sabre®, additional geo filters and passenger name record (PNR).
•	Pay-Mobile – Mobile payments solution, which enables card acceptance from applications developed on Apple iOS, Android and Microsoft mobile platforms.
•	Pay-Foreign – Complete payment solution for international electronic commerce merchants.

Payments from Start to Finish. PayOnline Platform reduces the payment integration time for merchants, banks and SaaS providers to just a few minutes with its PayOnline Application Program Interface (“API”) service. Easy, easier, easiest: PayOnline integration service simplifies complex payment integration when using APIs and makes the laborious task of adapting payment processes obsolete.

A complete, modular system of web-based services gives our merchants the flexibility to add more options as and when required - without costly or lengthy IT projects.

Anti-Fraud System – We have developed and continue to improve our proprietary fraud-monitoring system. It includes more than 150 different filters at the present moment. To ensure the highest security level, our anti-fraud system is operating in tight connection with our internal 3-D Secure MPI module. Proprietary fraud filters and anti-fraud BIN monitoring allows disabling and filtering acceptance of virtual pre-paid cards.

Online Solutions Competition. PayOnline primarily competes with other companies operating in the online payment processing market in emerging markets. In our key geographical market – Russian Federation, we compete primarily with the acquiring banks and payment processors (including payment aggregators). PayOnline cannot compete with acquiring banks or payment processors on pricing. Our major advantages relate to our robust, payment processor agnostic solution that simplifies complex enterprise online payment processing challenges from payment acceptance and processing through to risk prevention and payment security via tokenization solutions. Our competitive advantages include:

•	Suite of individually tailored e-commerce solutions
•	Payment conversion management
•	Seamless client payment acceptance implementation
•	Quick development and implementation of custom payment acceptance solutions
•	Multiple integrated payment acceptance methods
•	Wide geography of payment acceptance
•	26 currencies accepted worldwide
•	Proprietary PayOnline Anti-Fraud System

Online Solutions Industry Mix and Geography. We have developed significant expertise in industries that we believe present opportunities for growth. These include:

•	Internet stores

•	Professional service providers
•	Travel services
•	Telecommunications
•	Social media networks
•	Financial services
•	Utilities and government services
•	Digital content providers

Merchants we served during 2015 processed an average of $40,600 each month in credit card transactions and had an average transaction value of $25.00 per transaction.

The following table reflects the percentage concentration of our merchant base by class:

	2015	2014
Internet Stores	31.2%	29.6%
Professional Service	21.1%	20.3%
Travel Services	11.0%	15.2%
Telecommunications	8.2%	8.1%
Social Media Networks	8.1%	6.8%
Financial Services	7.7%	11.3%
Utilities and Government Services	6.3%	5.1%
Digital content providers	5.3%	3.6%
Other	1.1%	–

Online Solutions Risk Management. In the emerging markets, we focus our sales efforts on electronic commerce merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our Anti-Fraud System allows us to identify and prevent up to 99.9% of potential fraud related to bankcard processing in the electronic commerce environment. Our Underwriting and Risk Management Policy and procedures help to protect us from fraud perpetrated by our merchants. 150 different fraud filters allow our clients to maintain high level or payment conversion, averaging at 99.2%, while maintaining chargeback related losses as low as 0.02%.

Our risk management is conducted in both manual and automatic modes.

Manual Risk Management involves specialists of our Underwriting and Risk Management Department, who are responsible for the following:

•	Analysis of risks and underwriting of our partners, i.e. acquiring banks, financial companies and payment processors
•	Analysis of potential risks and underwriting of our potential clients, i.e. merchants accepting payments over internet
•	Manual validation of disputed payments
•	Advising of our potential and current clients on how to correctly setup up fraud monitoring methods and tools
•	Future development of our fraud monitoring and prevention systems, based on the client needs and recent trends in e-commerce and m-commerce marketplace and regulations

PayOnline Anti-Fraud System is our proprietary Fully Automated Risk Management system. The system is based on the latest know-how of the informational and financial security aspects of the payment processing industry, as well as rules and recommendations of Visa and MasterCard on fraud prevention in electronic commerce.

Major components of PayOnline Anti-Fraud System include but are not limited to:

•	Advance monitoring of the bank card transaction in automated mode, using 150 filters, individually tuned for each client, where each transaction is evaluated by key parameters, such as country where bank card is issued, country from where the payment is requested, amount of payment, amount of all payments by this card in the past 24 hours/month, IP address, etc.
•	Additional validation of the bankcard by using 3-D Secure protocol or validation by charging random amount on the card.
•	Monitoring of the transactions by specialists of the Underwriting and Risk Management Department.

Online Solutions Licensing and Certifications. In order to perform services at the highest level of safety and quality of service, PayOnline holds various industry certifications and licenses.

•	PCI DSS 3.1 Level 1 – PayOnline is certified to Payment Card Industry Data Security Standard (“PCI DSS”) Level 1 standard version 3.1 PCI DSS. Certificate received by PayOnline October 31, 2014, allows the company to process online payment transactions.
•	SDP / CISP – PayOnline has passed international certification by Visa and MasterCard and is involved in MasterCard Site Data Protection (“SDP”) program and the Visa Cardholder Information Security Program (“CISP”).
•	MasterCard – Since 2009, PayOnline is accredited as the official international Service Provider of MasterCard Worldwide, participates in the MasterCard SDP program, in additional has the status of MasterCard DataStorage Entity.

•	Visa –Since 2009, PayOnline is accredited as the official Service Provider of Visa International payment system, participates in the Visa CISP program and holds the status of Visa Third Party Processor (“TPP”).
•	Cryptographic Transport Layer Security (“TLS”) Protocol – Data exchange between the enterprise e-commerce and PayOnline is made via secure channels, using the HTTPS protocol. TLS cryptographic protocol uses asymmetric cryptography for authentication, symmetric encryption for confidentiality and authenticity of the message codes to preserve the integrity of messages.
•	Qualys – PayOnline regularly passes ASV-scan procedure (automated external security audit) in accordance with the requirements of international payment systems to companies with certified PCI DSS. Provider ASV-scanning service is the company Qualys. 50 companies from the Forbes Global 100 list uses Qualys to secure their business.

Online Solutions Sponsoring Banks and Data Processors. Because we are not a “member bank” or a licensed financial services institution as defined by Visa, MasterCard, American Express and Discover (“Card Associations”), in order to authorize and settle payment transactions for merchants, we must be partner with a financial institution that holds member bank status with Card Association (“Partner Bank”) and various third-party vendors (“Data Processors”) to assist us with these functions. Card Association rules restrict us from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of a Partner Bank until the merchant is funded.

Partner Bank. Since 2008, PayOnline has been working to increase the number of partnership agreements and platform integrations with different banks, financial institutions and payment processors. Our worldwide expansion requires a broader range of regions and currencies covered by such partnership agreements, enabling us to provide international payment processing.

Our key partnerships and integrations in Russian Federation include:

•	Bank of Moscow	•	QIWI Bank
•	VTB 24	•	WebMoney
•	Raiffesenbank	•	Yandex.Money

Our key partnerships and integrations in Europe, Asia and United States include:

•	Latvijas Pasta Banka	•	Kyrgyzkommertsbank
•	Rietumu Bank	•	Paysafe
•	Wirecard Bank	•	Authorize.net
•	Kazkommertsbank	•	Skrill
•	Kazkommertsbank Tajikistan	•	PayPal

As an example of processing an electronic payment, the below diagram illustrates the participants involved in a payment transaction. There are four main participants, the Merchant, the Service Provider (PayOnline), the Partner Bank and the Data Processor (PayOnline). Merchants are primarily business owners that accept credit card payment in exchange for their merchandise and services.

Research and Development

We recognize the importance of having access to the leading technology in order to develop advanced products for our customers, independent sales agents, consumers and for our own internal use. To this end, development of our products is conducted in-house. We are maintaining three development centers and four development teams of IT engineers, quality assurance professionals, programming code writers, Apple® iOS, Android®, and Windows Phone® mobile platform engineers, UX and UI designers, dedicated to financial services and value-added technology business.

Our IT development center is headquartered in North Miami Beach, Florida (U.S.), where we employ a Chief Technology Officer (“CTO”), (supervising all IT development centers and teams), IT Systems Administrator and POS products Testing & Development Engineer.

Our Moscow (Russia) IT development center employs two divisional CTOs, managing Digital Provider and PayOnline platform development teams respectively.

Our representative office in Yekaterinburg (Russia) employs two team leaders managing Sales Central and our POS platforms development teams respectively.

Divisions	IT Headcount
Net Element (U.S.)	2
Net Element (Russia)	1
Digital Provider	2
PayOnline	20
NetLabs	19
Total IT Employees as of December 31, 2015	44

Intellectual Property

We have several trademarks and service marks, which are important to our business. The following trademarks and service marks are the subject of trademark registrations and are used in our financial services business:

•	Net Element	•	Restoactive
•	Unified Payments	•	TOT
•	Unified Payments	•	Digital Provider
	experience, confidence, growth	•	PayOnline
•	Sales Central	•	Payonline.ru
•	Aptito	•	Process Pink

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

Employees

Our total number of staff as of December 31, 2015 was 152 full-time employees and 1 consultant. The staff in the United States is 25 employees and 1 consultant. Additionally, in Russia we have 127 employees consisting of 16 employees at Digital Provider (mobile payments), and 18 employees at Net Element Russia (Executives/Accounting), 74 employees at PayOnline (online payments) and 19 employees in Yekaterinburg (System Development).

Corporate History

Our Company was formed in 2010 and incorporated as a Cayman Islands exempted company with limited liability under the name Cazador Acquisition Corporation Ltd. (“Cazador”). Cazador was a blank check company incorporated for the purpose of effecting a merger; share capital exchange; asset acquisition; share purchase; reorganization or similar business combination with one or more operating businesses or assets. In 2012, Cazador completed a merger (the “Merger”) with Net Element, Inc., a Delaware corporation, which was a company with businesses in the online media and mobile commerce payment processing markets. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element, Inc. was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. In 2013, the Company divested its non-core entertainment assets. In December 2013, the Company changed its name to Net Element, Inc. We entered the mobile payments business through the launch of Tot Money (renamed Digital Provider in 2015) in Russia in 2012. We entered the financial technology and value-added transactional service business through the acquisitions of Unified Payments in April 2013 and Aptito in June 2013. We entered the online payment business with our acquisition of PayOnline in May 2015. Our principal office is located at 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160, and our main telephone number is (305) 507-8808.

Regulation

Various aspects of our business are subject to U.S. and non-U.S. federal, state and local regulation. The operations of our subsidiary, Digital Provider, are subject to regulation in non-U.S. markets it operates in and may become subject to the laws and regulations of additional foreign jurisdictions as and when its business expands into additional markets. Many domestic and foreign laws and regulations that affect companies conducting business on the Internet and companies transmitting user information and payments via text message or other electronic means are still evolving and the interpretation of such laws and regulations are often uncertain. Failure to comply with applicable laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties and/or fines. The services of Digital Provider to mobile phone carriers also are subject to certain of the rules and policies of such carriers and ongoing contractual covenants with such carriers, the violation of which may result in penalties and/or fines and possible termination of Digital Provider’s services. Certain of our services are also subject to rules set by various payment networks, such as Visa and MasterCard, as more fully described below under “Association and Network Rules”.

Association and Network Rules. While not legal or governmental regulation, we are subject to the network rules of Visa, MasterCard and other payment networks. In order to provide processing services, a number of our subsidiaries are registered with Visa and/or MasterCard as service providers for member institutions. Various subsidiaries of ours are also processor level members of numerous networks or are otherwise subject to various network rules in connection with processing services and other services we provide. As such, we are subject to applicable card association, networks and national scheme rules that could subject us to fines or penalties. The payment networks routinely update and modify their requirements. On occasion, we receive notices of non-compliance and fines, which might be related to excessive chargebacks by a merchant or data security failures. Our failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop providing payment services.

Dodd-Frank Act. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law in the United States. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau, or CFPB, to regulate consumer financial services, including many offered by our clients.

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

Federal Trade Commission Act and Other Laws Impacting our Customers’ Business. All persons engaged in commerce, including, but not limited to, us and our merchant and financial institution customers are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant’s payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states’ attorney general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations and to the extent we are processing payments for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Rules and Policies of and Contractual Covenants with Mobile Phone Carriers. While not governmental regulation, Digital Provider is subject to certain of the rules and policies of mobile phone carriers to which Digital Provider provides payment processing services and ongoing contractual covenants with such mobile phone carriers. The mobile phone carriers may from time to time update or otherwise modify or supplement their rules and policies. Digital Provider periodically is subject to the imposition of fines or penalties as a result of failure to comply with such rules, policies and/or contractual covenants. Digital Provider’s failure to comply with the mobile phone carriers’ respective requirements or to pay the fines or penalties they impose could result in the termination of Digital Provider’s services.

Laws and Rules of the Russian Federation. The relationships between Digital Provider (formerly known as TOT Money) and telecommunications carriers in Russia are governed by the general rules of civil law for the provision of services (Chapter 39 of the Civil Code of the Russian Federation). In addition, because the “information and entertainment services” (content services) provided by Digital Provider are inextricably linked with the networks of telecommunications carriers, these services are subject to the requirements of the Rules of Mobile Communications Services Provision, approved by the Decree of the Russian Federation Government dated May 25, 2005 No. 328. These Rules govern the relationship between a customer using mobile communication services and a telecommunications carrier in respect of mobile radio communications services, mobile radiotelephone services and/or mobile satellite radio services in the public network. Although Digital Provider is not a telecommunications carrier, many requirements of such Rules are present in Digital Provider’s contracts with telecommunications carriers, and such contracts impose responsibility and liability on Digital Provider for violations.

Digital Provider has a license for the provision of telematics services in Russia. Digital Provider is considered an operator of telematics services in Russia because it has a direct connection to equipment of telecommunications carriers and it affects electronic communications (i.e., receiving, processing and/or transmitting electronic messages). Operators of telematics services in Russia are regulated by the Federal Law “On Communication” dated July 2, 2003 No. 126-FZ. This Federal Law provides the legal basis for activity in the field of communications in the Russian Federation and territories under the Russian Federation jurisdiction, defines the powers of public authorities in the field of communications, as well as the rights and responsibilities of persons involved in such activities or using communication services. Digital Provider also is subject to the Rules of Telematics Services Provision approved by the Decree of the Russian Federation Government dated September 10, 2007 No. 575. These Rules govern the relationship between a customer or a user, on the one hand, and a telecommunications carrier providing telematics communication services, on the other hand, in the provision of telematics communication services.

The activity of Digital Provider to some extent is regulated by the Federal Law “On Operational and Investigative Activities” dated August 12, 1995 No. 144-FZ. This Federal Law determines the content of the operational and investigative activities in the Russian Federation, and provides for a system of guarantees in the process of operational and investigative operations. Operational and investigative activities include activities carried out openly and secretly by operational branches of certain government bodies in order to protect life, health, rights and freedoms of the person and the citizen, property, security of the society and the state from criminal attacks.

In carrying out activities on the Internet in Russia, Digital Provider is subject to the Federal Law “On Advertising” dated March 13, 2006 No. 38-FZ. The objectives of this Federal Law are the development of markets for goods and services based on the principles of fair competition, ensuring the common economic space in the Russian Federation, the realization of the rights of consumers to receive fair and accurate advertising, creating favorable conditions for the production and distribution of public service announcements, preventions of violations of the Russian Federation on advertising, as well as the suppression of improper advertising. Digital Provider’s activities on the Internet in Russia also are subject to the Federal Law “On Protection of Children from Information Harmful to Health” dated December 29, 2010 No. 436-FZ. This Federal Law provides regulations protecting children from information harmful to their health and/or development.

Concerning relations with Federal communication service providers, Digital Provider can be involved in regulation of personal data of subscribers. In case of transferring by Federal communication service providers’ information which includes personal data Digital Provider has to take measures to protect such data as the operator of personal data must take. The list of such measures is described in Federal Law “On Personal Data” dated 27.07.2006 No 152. This Federal Law and Federal Law “On Communication” establish rules of usage of personal data of subscribers. Taking into account that this regulation is to be applied only in case of transferring information with personal data from Federal communication service providers it is important to clarify that common execution of contracts with these providers do not stipulate transferring of personal data.

Other Laws and Regulations

Since we collect certain information from members and users on our platform, it will be subject to current and future government regulations regarding the collection, use and safeguarding of consumer information over the Internet and mobile communication devices. These regulations and laws may involve taxation, tariffs, user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, consumer protection and electronic payment services. In many cases, it may be unclear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet or mobile communication services as the vast majority of these laws were adopted prior to the advent of these technologies and do not contemplate or address the unique issues raised by the Internet and e-commerce.

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

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and file or furnish reports, proxy statements, and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, also are available free of charge on the investors section of our website at http://investor.netelement.com when such reports are available on the SEC’s website. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on the investors section of our website.

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

Risks Related to Our Business and Operations

Our financial condition creates doubt as to whether we will continue as a going concern. If we do not continue as a going concern, investors may lose their entire investment.

Since our inception, we have incurred significant operating losses. We sustained a net loss of approximately $13.3 million for the year ended December 31, 2015 and an accumulated deficit of approximately $144.0 million at December 31, 2015. While we had negative working capital of approximately $3.1 million at December 31, 2015, our current assets at December 31, 2015 included $5.2 million of accounts receivable and advances to aggregators. As of the filing date of this Report with the SEC, management expects that our cash flows from operations and remaining unrestricted cash will not be sufficient to fund our current operations through 2016. We will require additional capital in order to continue our existing business operations and to fund our obligations. We currently believe that we will require an additional $3.6 million in financing to continue operations as currently conducted, continue our payment processing businesses and to pay for other currently anticipated capital expenditures over the next 12 months.

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

Global economic, political, and other conditions may adversely affect trends in consumer, business, and government spending, which may adversely impact the demand for our services and our revenue and profitability.

Financial services, payments, and technology industries in which we operate depend heavily upon the overall level of consumer, business, and government spending. A sustained deterioration in the general economic conditions (including distress in financial markets, turmoil in specific economies around the world, and additional government intervention), particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits. The current threats to global economic growth include geopolitical instability in Russia, Ukraine, the Middle East and other oil producing countries. Instability in these regions could affect economic conditions in the Eurozone and the U.S.

Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. Such trends may include, but are not limited to, the following:

•	Declining economies, foreign currency fluctuations, and the pace of economic recovery can change consumer spending behaviors, such as cross-border travel patterns, on which a significant portion of our revenues are dependent.
•	Low levels of consumer and business confidence typically associated with recessionary environments and those markets experiencing relatively high unemployment, may cause decreased spending by cardholders.
•	Budgetary concerns in the United States and other countries around the world could affect the United States and other specific sovereign credit ratings, impact consumer confidence and spending, and increase the risks of operating in those countries.
•	Emerging market economies tend to be more volatile than the more established markets we serve in the United States and Europe, and adverse economic trends may be more pronounced in such emerging markets.
•	Financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder defaults.
•	Uncertainty and volatility in the performance of our clients' businesses may make estimates of our revenues, rebates, incentives, and realization of prepaid assets less predictable.
•	Our clients may decrease spending for value-added services.
•	Government intervention, including the effect of laws, regulations, and /or government investments in our clients, may have potential negative effects on our business and our relationships with our clients or otherwise alter their strategic direction away from our products.

A weakening in the economy could also force some retailers to close, resulting in exposure to potential credit losses and declines in transactions, and reduced earnings on transactions due to a potential shift to large discount merchants. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Changes in economic conditions could adversely impact our future revenues and profits and result in a downgrade of our debt ratings, which may lead to termination or modification of certain contracts and make it more difficult for us to obtain new business. Any of these developments could have a material adverse impact on our overall business and results of operations.

Our ability to anticipate and respond to changing industry trends and the needs and preferences of our clients and consumers may affect our competitiveness or demand for our products, which may adversely affect our operating results.

Financial services, payments, and technology industries are subject to rapid technological advancements, new products and services, including mobile payment applications, evolving competitive landscape, developing industry standards, and changing client and consumer needs and preferences. We expect that new services and technologies applicable to the financial services, payments, and technology industries will continue to emerge. These changes in technology may limit the competitiveness of and demand for our services. Also, our clients and their customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these changes in order to remain competitive within our relative markets. For example, our ability to provide innovative POS technology to our merchant clients could have an impact on our North America Transaction Solutions segment.

Failure to develop value-added services that meet the needs and preferences of our clients could have an adverse effect on our ability to compete effectively in our industry. Furthermore, clients' and their customers' potential negative reaction to our products and services can spread quickly through social media and damage our reputation before we have the opportunity to respond. If we are unable to anticipate or respond to technological changes or evolving industry standards on a timely basis, our ability to remain competitive could be materially adversely affected.

Substantial and increasingly intense competition worldwide in the financial services, payments, and technology industries may materially and adversely affect our overall business and operations.

Financial services, payments, and technology industries are highly competitive and our payment solutions compete against all forms of financial services and payment systems, including cash and checks, and electronic, mobile, and e-commerce payment platforms. If we are unable to differentiate ourselves from our competitors, drive value for our clients and/or effectively align our resources with our goals and objectives, we may not be able to compete effectively. Our competitors may introduce their own value-added or other services or solutions more effectively than we do, which could adversely impact our growth. We also compete against new entrants that have developed alternative payment systems, e-commerce payment systems, and payment systems for mobile devices. Failure to compete effectively against any of these competitive threats could have a material adverse effect on us. In addition, the highly competitive nature of our industry could lead to increased pricing pressure which could have a material impact on our overall business and results of operations.

Potential changes in the competitive landscape, including disintermediation from other participants in the payments value chain, could harm our business.

We expect that the competitive landscape will continue to change, including:

•	Rapid and significant changes in technology, resulting in new and innovative payment methods and programs that could place us at a competitive disadvantage and that could reduce the use of our products.
•	Competitors, clients, governments, and other industry participants may develop products that compete with or replace our value-added products and services.
•	Participants in the financial services, payments, and technology industries may merge, create joint ventures, or form other business combinations that may strengthen their existing business services or create new payment services that compete with our services.
•	New services and technologies that we develop may be impacted by industry-wide solutions and standards related to migration to EMV chip technology, tokenization, or other safety and security technologies.

Failure to compete effectively against any of these competitive threats could have a material adverse effect on us.

The market for our electronic commerce services is evolving and may not continue to develop or grow rapidly enough for us to maintain and increase our profitability.

If the number of electronic commerce transactions does not continue to grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on the profitability of our business, financial condition, and results of operations. We believe future growth in the electronic commerce market will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services, including our merchant suite, Aptito and PayOnline solutions.

If we cannot compete effectively, we will lose business.

We believe our mobile payment processing business is positioned to be competitive in our target markets. We cannot guarantee that we will be able to maintain or increase revenues from our existing operations, or that our proposed future operations will be implemented successfully. Our principal competitive considerations include:

•	financial resources to allocate to proper marketing and sales efforts;
•	the ability to develop and maintain our operations, applications and technologies;
•	the ability to effectively implement our business plans and strategies;
•	establishing our brand name;
•	financial resources to support working capital needs and required capital investments; and
•	effects of sanctions on our business.

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

To acquire and retain merchant accounts, we depend on independent non-bank sales force that do not serve us exclusively.

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

Our management has identified continued material weaknesses in our internal controls as of December 31, 2015, which, if not properly remedied, could result in material misstatements in our financial statements.

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

We have built our current business primarily through acquisitions of intellectual property and other assets, and we intend to selectively pursue strategic acquisitions in the future. On April 16, 2013, certain subsidiaries of TOT Group acquired substantially all of the business assets of Unified Payments, LLC, a Delaware limited liability company (“Unified Payments”), a provider of comprehensive turnkey, payment-processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States. See Note 4 to our Consolidated Financial Statements for additional information regarding this acquisition. Subsequently, on June 24, 2013, TOT Group, through its newly formed subsidiary Aptito, LLC (“Aptito”), acquired substantially all of the business assets of Aptito.com, Inc., a New York corporation, a new generation of smart, customer engaged, patent-pending payments platform, m-POS, mobile commerce application and self-ordering Apple® iPad®-based kiosk. On May 20, 2015, our subsidiaries TOT Group Europe, Ltd. and TOT Group Russia LLC, entered into an agreement to acquire all of the assets and liabilities that comprise PayOnline. PayOnline’s business includes the operation of a protected payment processing system to accept bank card payments for goods and services. See Note 4 to our Consolidated Financial Statements for additional information regarding this acquisition. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future or even past acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of significant amounts of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could negatively affect our financial condition.

We are dependent upon certain key relationships. If any of our key relationships were to deteriorate, our business prospects, financial condition and results of operations could be materially adversely affected.

Our success, particularly the success of our payment processing business, is dependent, in part, upon industry relationships of certain of our directors, including our director, Kenges Rakishev, and our Chief Executive Officer Oleg Firer. If we were to lose the services of Mr. Rakishev and/or Mr. Firer, or if the industry relationships of Mr. Firer on which we rely were to deteriorate, our business prospects, financial condition and results of operations could be materially adversely affected. To our knowledge, neither Mr. Rakishev nor Mr. Firer currently has any plans to retire or leave us in the near future, and we are not aware of any material adverse developments in Mr. Firer’s industry relationships. We do not have “key person” insurance on the lives of Mr. Rakishev and/or Mr. Firer or any other member of our management team.

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

We earn revenues and interest income, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2015, we used two functional currencies - the Ukraine hryvnia and the Russian ruble - in addition to the U.S. dollar, and derived more than 32% of our total net revenues from operations outside the United States in Russia and CIS. Operations were ceased in the Ukraine in February 2015 and we have no further exposure to the Ukraine hryvnia after that date. Further, as of March 20, 2016, the foreign exchange rate for the Russian Ruble has deteriorated by approximately 13% as compared to the weekly rate at January 11, 2015. Because our consolidated financial statements are presented in U.S. dollars, we must translate net revenues, interest income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect the amounts of our net revenues, interest income, operating expenses and the value of balance sheet items, including intercompany assets and obligations. Because we have operations in Russia, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Russian ruble, which exchange rates have fluctuated significantly in recent months as a result, in part, of the continuing instability in Ukraine and Syria as well as continued sanctions against Russia. Fluctuations in foreign currency exchange rates, particularly the U.S. dollar against the Russian ruble, may materially adversely affect our financial results.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretations, and could result in claims, changes to our business practices, increased cost of operations or declines in user growth or engagement, or otherwise harm our business.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet and companies transmitting user information and payments via text message or other electronic means, many of which are still evolving and the interpretation of which are often uncertain. Failure to comply with applicable laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties and/or fines. The services of Digital Provider to mobile phone carriers also are subject to certain of the rules and policies of such carriers and ongoing contractual covenants with such carriers, the violation of which may result in penalties and/or fines and possible termination of Digital Provider’s services. For additional information, see “Business Description - Regulation” in Part I, Item 1 of this Report.

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

Risks Related to Our Securities:

Kenges Rakishev, a director of the Company, owns a large portion of the Company’s common stock. Future sales or distributions of the Company’s common stock in the public market by the Company or Mr. Rakishev could adversely affect the trading price of the Company’s common stock.

At March, 2016, Kenges Rakishev, a director of the Company, owned approximately 18% of the Company’s common stock. Sales or distributions of a substantial number of shares of the Company’s common stock by Mr. Rakishev in the public market, or the perception that these sales or distributions might occur, may cause the market price of the Company’s common stock to decline.

In addition, we may sell equity securities in the future to obtain funds for general corporate, working capital, acquisitions or other purposes. We may sell these securities at a discount to the then market price. Any future sales of equity securities will dilute the holdings of existing stockholders, possibly reducing the value of their investment.

Our merchants may be unable to satisfy obligations for which we may also be liable.

We are subject to the risk of our merchants being unable to satisfy obligations for which we may also be liable. For example, we and our merchants acquiring alliances may be subject to contingent liability for transactions originally acquired by us that are disputed by the cardholder and charged back to the merchants. If we or the alliance is unable to collect this amount from the merchant because of the merchant’s insolvency or other reasons, we or the alliance will bear the loss for the amount of the refund paid to the cardholder. We have an active program to manage our credit risk and often mitigate our risk by obtaining collateral. It is possible, however, that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

Fraud by merchants or others could have a material adverse effect on our business, financial condition, and results of operations.

We may be subject to potential liability for fraudulent electronic payment transactions or credits initiated by merchants or others. Examples of merchant fraud include when a merchant or other party knowingly uses a stolen or counterfeit credit, debit or prepaid card, card number, or other credentials to record a false sales transaction, processes an invalid card, or intentionally fails to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. It is possible that incidents of fraud could increase in the future. Failure to effectively manage risk and prevent fraud would increase our chargeback liability or other liability. Increases in chargebacks or other liability could have a material adverse effect on our business, financial condition, and results of operations.

Changes in card association and debit network fees or products could increase costs or otherwise limit our operations.

From time to time, card associations and debit networks increase the organization and/or processing fees (known as interchange fees) that they charge. It is possible that competitive pressures will result in us absorbing a portion of such increases in the future, which would increase our operating costs, reduce our profit margin, and adversely affect our business, operating results, and financial condition. In addition, the various card associations and networks prescribe certain capital requirements. Any increase in the capital level required would further limit our use of capital for other purposes.

Our Common Stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity.

We are required to continually meet the listing requirements of The NASDAQ Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The NASDAQ Capital Market. On June 19, 2015, we received a deficiency letter from The NASDAQ Capital Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum. In accordance with NASDAQ Listing Rules, we were provided a compliance period of 180 calendar days, or until December 16, 2015, to regain compliance with this requirement. On December 17, 2015, we received a letter from The NASDAQ Capital Market notifying us that the initial period of 180 calendar days previously provided to the Company to regain compliance with the requirement was extended for an additional 180 calendar day period, or until June 13, 2016. We can regain compliance with the minimum closing bid price requirement if the bid price of our Common Stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days. If we do not regain compliance with the minimum closing bid price requirement by June 13, 2016, The NASDAQ Capital Market will provide written notice that our securities are subject to delisting. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We have received Board and shareholder approval to facilitate a reverse stock split to increase the bid price of our common stock, if required. We cannot provide any assurance that our stock price will recover within the permitted grace period.

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

Netlabs Systems, LLC, through its Russian representative office, currently leases 1,500 square feet of office space in Yekaterinburg, Russia, where it conducts Aptito and Sales Central development activities, at annual rent of approximately $15,800. The current lease term expires in December 2016.

Net Element Russia leases approximately 2,033 square feet of office space in Moscow, Russia at annual rent of $66,514, as well as one corporate apartment at annual rent of $14,571. The current lease term for the office space expires on January 31, 2017 and we expect to renew this lease at that time. The current lease term for the corporate apartment expires on February 28, 2017. We believe that these facilities are adequate for our anticipated needs.

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

OOO-RM Invest

On March 17, 2014, we were served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with us allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that we would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that we would assume certain liabilities of Plaintiff; (d) that we would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that we would deliver DST account and stated key DST structures to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (h) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (i) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that we breached our obligations pursuant to that alleged oral agreement, and was seeking, among other things, compensatory damages in excess of $50 million.  We filed multiple counterclaims against the Plaintiff.

On August 12, 2014, legal counsel representing Net Element, Inc. received a Notice from the American Arbitration Association advising that the same Plaintiffs in the RMV Invest case above have instituted a parallel Arbitration claim dealing with substantially the same issues as addressed in the lawsuit. As with the referenced lawsuit, we strongly deny the allegations referenced in the arbitration proceedings. Legal counsel representing us filed a Motion to Dismiss, or in the Alternative, Stay Arbitration in the federal court case.  That Motion was denied on the basis that there is a pending Motion to Dismiss on jurisdictional Grounds. In October 2014, legal counsel filed a Motion to Dismiss with the Arbitrator on several grounds: (1) by filing the federal court action RM Invest waived its right to arbitrate and (2) RM Invest should not be permitted to pursue the same relief in two actions.  The Arbitration case was dismissed in view of the Federal Court action.

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

Wayne Orkin

On June 27, 2014, we were served with a lawsuit filed in the Los Angeles County of the Superior Court of California by Wayne Orkin (“Orkin”). Orkin was a former employee of an entity First Business Solutions, LLC (“FBS”) that was a subsidiary of Unified Payments, LLC. The assets of Unified Payments, LLC were acquired by us in April 2013. Unified Payments, LLC is also a named defendant in this lawsuit. In his complaint, Orkin is claiming a “unity of interest in ownership” between the Defendants and that each of the named defendants were agents, alter egos and authorized representatives of one another. Orkin claims that the defendants breached its obligations pursuant to a verbal agreement allegedly into entered into in 2010 whereby he would allegedly be entitled to certain royalties resulting from the sales of a payment browser technology purchased by FBS from Orkin’s entity. The Plaintiff is claiming unspecified damages for alleged breach of contract, breach of covenant of good faith and fair dealing, misappropriation of technology, fraud and conversion. The Company asserts that it never had any dealings with Orkin and strongly denies all allegations contained in the Complaint.

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

The parties recently took depositions of various Plaintiff and Defendant parties. Litigation is proceeding in the California Courts and the trial is currently scheduled for June 27, 2016.

As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration. A Demand for Arbitration was served on the company on May 5th. The Company will be defending the claims set out in the Arbitration Complaint. The Company did not assume any of the contracts from the Unified Payments entity it acquired in 2013. The Company understands that the Predecessor Unified entity has filed counterclaims against Orkin in the arbitration matter and that the Arbitration is scheduled for hearing at the end of May 2016.

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

Zell recently filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. We are opposing the Motion. There was a hearing on August 26, 2015 on Zell’s motion to dissolve the injunction in place against him. The Court dismissed Zell’s Motion to dissolve the injunction and the case is moving forward.  Zell served Discovery demands on the Company that was addressed by legal counsel. The matter remains pending.

Dan Hudson

In August 2015, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Dan Hudson for defamation of our Company and CEO and tortious interference with our business relationships. The Motion is for an injunction against Hudson enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. The Company has been unable to locate the Defendant to serve process on him. This matter is proceeding.

Mari Vanna

In March 2016, the Company learned that Mari Vanna DC, LLC (“the Plaintiff”) had filed a lawsuit in the United States District Court for the District of Columbia against Net Element and its TOT Group and Unified Payments subsidiaries.  The Company has not been served any legal papers at this time but is aware of the filed suit.  The Plaintiff alleges among other things, that the Company and its subsidiaries improperly withheld and failed to remit certain credit card transaction proceeds they processed on behalf of the Plaintiff.  The Company disputes the allegations in the lawsuit and has proactively entered into discussions with the Plaintiff to resolve this matter.  The parties have tentatively reached a settlement of this matter.

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

	Fiscal 2015		Fiscal 2014
Quarter Ended	High	Low	High	Low
March 31,	$1.43	$1.03	$5.35	$3.15
June 30,	1.30	0.38	3.49	1.51
September 30,	0.63	0.12	3.49	0.88
December 31,	0.43	0.05	2.48	1.06

Holders

As of December 31, 2015, our common stock was held by approximately 364 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Annual Report is hereby incorporated by reference into this Item 5 of Part II of this Annual Report.

Recent Sales of Unregistered Securities

The Company did not sell any securities during the fiscal years ended December 31, 2015 and 2014 that were not registered under the Securities Act of 1933, as amended, and that have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

For the years ended December 31, 2015 and 2014, we did not repurchase any shares of our common stock.

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

Overview; Recent Developments

Prior to the third quarter of 2015, we operated in a single operating segment, that being a provider of transactional services and mobile payment solutions in the United States and emerging countries, including the CIS. As of September 30, 2015, we operate three business segments. For additional information about our business segments, see “Business Segments” under Part I, Item 1 of this Report.

Online Payment and Transaction Processing Business

Mobile Payments

We renamed our TOT Money subsidiary Digital Provider during 2015 in an effort to better brand our service offerings. We also began offering our own branded content.

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

Revenue. We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists; (2) performance of services has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators or a signed contract. Revenue for access to branded content is recognized monthly as the mobile subscribers purchase access to content. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue.

Reserve for Loan Losses. We monitor all accounts receivable, notes receivable and transactions with mobile operators and aggregators on a quarterly basis to ensure collectability and the adequacy of loss provisions. Considerations include payment history, business volume history, financial statements of borrower, projections of borrower and other standard credit review documentation. Management uses its best judgment to adequately reserve for future losses after all available information is reviewed. During 2015, Digital Provider recovered approximately $0.1 million of advances previously reserved. During 2014, Digital Provider recovered approximately $1.6 million of advances previously reserved.

For 2015 and 2014, we recognized $754,162 and $496,709 for net ACH rejects that occurred in the normal course of business.

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

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

We reported a net loss attributable to common stockholders of $14,838,704 or ($0.23) per share for the year ended December 31, 2015 as compared to a net loss of $10,185,516 or ($0.27) per share for the year ended December 31, 2014. Our net loss for the years ended December 31, 2015 and 2014 primarily resulted from our non-cash compensation, gains and loss on change in fair value of derivatives and gains and loss from debt extinguishment and general and administrative expenses, as discussed further below.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the years ended December 31, 2015 and 2014.

Gross Margin Analysis

	Twelve		Twelve
	Months Ended		Months Ended		Increase /
	December 31, 2015	Mix	December 31, 2014	Mix	(Decrease)
Source of Revenues

North America Transaction Solutions	$27,388,598	68%	$19,373,877	91%	$8,014,721
Mobile Solutions	9,043,705	22%	1,862,827	9%	7,180,878
Online Solutions	3,803,059	10%	-	0%	3,803,059
Total	$40,235,362	100%	$21,236,704	100%	$18,998,658

Cost of Revenues

North America Transaction Solutions	$23,497,808	86%	$15,925,924	82%	$7,571,884
Mobile Solutions	8,124,763	90%	-	0%	8,124,763
Online Solutions	2,354,644	62%	-	0%	2,354,644
Total	$33,977,215	84%	$15,925,924	75%	$18,051,291

Gross Margin

North America Transaction Solutions	$3,890,790	14%	$3,447,953	18%	$442,837
Mobile Solutions	918,942	10%	1,862,827	100%	(943,885)
Online Solutions	1,448,415	38%	-	0%	1,448,415
Total	$6,258,147	16%	$5,310,780	25%	$947,367

Net revenues consist primarily of payment processing fees. Net revenues were $40,235,362 for the year ended December 31, 2015 as compared to $21,236,704 the twelve months ended December 31, 2014. The increase in net revenues is primarily due to organic growth of merchants in our North America Transaction Solutions segment. In addition, we acquired and began consolidating revenues from our online solutions segments from PayOnline, acquired in May of 2015 and we began generating revenues for branded content in our mobile solutions segment beginning the quarter ending September 30, 2015.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the twelve months ended December 31, 2015 were $33,977,215 as compared to $15,925,924 for the twelve months ended December 31, 2014. The year over year increase in cost of revenues of $18,051,291, is primarily a result of mobile costs which now include mobile operator fees and content provider costs for branded content. In addition, we continue to experience an increase in North America transaction volume and there was $2,354,644 resulting from online solutions segment (PayOnline) operations (Acquired May 20, 2015).

Gross Margin for the twelve months ended December 31, 2015 was $6,258,147, or 16% of net revenue, as compared to $5,310,780, or 25% of net revenue, for the twelve months ended December 31, 2014. The primary reason for the decrease in the margin percentage was a change in revenue composition mix and associated costs as well as full restructure of Mobile Solutions business in July 2014 as compared to new business model of Mobile Solutions business for 2015. Our 2015 business mix had more branded content revenues which yield lower margins, and lower margins on revenues from North America Transaction Solutions, despite higher sales volume for 2015 versus 2014.

Total operating expenses were $16,779,514 for the year ended December 31, 2015, as compared to total operating expenses of $12,558,233 for the year ended December 31, 2014. Total operating expenses for the year ended December 31, 2015 consisted of general and administrative expenses of, $13,616,781, a bad debt provision of $649,571 and depreciation and amortization of $2,513,162. For the year ended December 31, 2014, operating expenses consisted of general and administrative expenses of $11,353,244, recovery of loan losses of $1,153,147 and depreciation and amortization of $2,358,136.

The components of our general and administrative expenses are discussed below.

General and administrative expenses were $13,616,781 for the year ended December 31, 2015 as compared to $11,353,244 for the year ended December 31, 2014. General and administrative expenses for the years ended December 31, 2015 and 2014 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Twelve months ended December 31, 2015

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$904,447	405,910	$332,961	$2,172,923	$3,816,241
Professional fees	465,680	12,326	789,197	2,296,682	3,563,885
Rent	3,438	3,439	74,945	393,986	475,808
Business development	31,661	780	77,074	-	109,515
Travel expense	170,578	23,806	24,844	102,928	322,156
Filing fees	-	-	-	100,001	100,001
Transaction (gains) losses	-	68,713	(69,480)	(76,327)	(77,094)
Other expenses	507,002	523,451	46,231	(76,719)	999,965
Share based compensation	-	-	-	4,306,304	4,306,304
Total	$2,082,806	$1,038,425	$1,275,772	$9,219,778	$13,616,781

Twelve months ended December 31, 2014

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$886,353	392,362	$-	$1,931,281	$3,209,996
Professional fees	482,215	459,832	-	1,218,570	2,160,617
Rent	6,000	28,487	-	425,311	459,798
Business development	11,498		-	57,237	68,735
Travel expense	200,967	14,428	-	87,898	303,293
Filing fees	-	-	-	101,836	101,836
Transaction (gains) losses	-	165,719	-	(209,846)	(44,127)
Other expenses	462,449	15,791	-	347,522	825,762
Share based compensation	-	-	-	4,267,334	4,267,334
Total	$2,049,482	$1,076,619	$-	$8,227,143	$11,353,244

Corporate non-cash compensation expense from share-based compensation was $4,306,304 for the year ended December 31, 2015 compared to $4,267,334 for the year ended December 31, 2014. The non-cash compensation expenses were higher for the year ended December 31, 2015 due to additional executive stock based compensation versus the year ended December 31, 2014

Salaries, benefits, taxes and contractor payments were $3,816,241 for the year ended December 31, 2015 as compared to $3,209,996 for the year ended December 31, 2014, representing an increase of $606,245 as follows:

Segment	Salaries and benefits for the twelve months ended December 31, 2015	Salaries and benefits for the twelve months ended December 31, 2014	Increase / (Decrease)
North America Transaction Solutions	$904,447	$886,353	$18,094
Mobile Solutions	405,910	392,362	13,548
Online Solutions	332,961	-	332,961
Corporate Expenses & Eliminations	2,172,923	1,931,281	241,642
Total	$3,816,241	$3,209,996	$606,245

The increase in salaries of $606,245 was due primarily to the increase of $332,961 of our online solutions segment salaries due to the May 20, 2015 acquisition and consolidation of PayOnline. Corporate salaries increased $241,642 due to an increase in corporate headcount for two new management positions.

Professional fees were $3,563,885 for the year ended December 31, 2015 as compared to $2,160,617 for the year ended December 31, 2014, representing a increase of $1,403,268 as follows:

Twelve months ended December 31, 2015

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$62,163	$1,732	$10,533	$557,355	$631,783
SEC Compliance Legal Fees	77,304	-	-	118,695	195,999
Accounting and Auditing	850	7,899	76,949	542,355	628,053
Tax Compliance and Planning	-	-	-	38,425	38,425
Consulting	325,363	2,697	701,714	1,039,851	2,069,625
Total	$465,680	$12,328	$789,196	$2,296,681	$3,563,885

Twelve months ended December 31, 2014

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$15,697	$104,699	$-	$117,539	$237,935
SEC Compliance Legal Fees	97,304	-	-	131,569	228,873
Accounting and Auditing	22,450	7,742	-	443,314	473,506
Tax Compliance and Planning	3,000	-	-	65,700	68,700
Consulting	343,764	347,391	-	460,448	1,151,603
Total	$482,215	$459,832	$-	$1,218,570	$2,160,617

Variance

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$46,466	$(102,967)	$10,533	$439,816	$393,848
SEC Compliance Legal Fees	(20,000)	-	-	(12,874)	(32,874)
Accounting and Auditing	(21,600)	157	76,949	99,041	154,547
Tax Compliance and Planning	(3,000)	-	-	(27,275)	(30,275)
Consulting	(18,401)	(344,694)	701,714	579,403	918,022
Total	$(16,535)	$(447,504)	$789,196	$1,078,111	$1,403,268

The most significant increases in professional fees were attributable to general legal of $393,848, accounting / auditing fees of $154,547 and consulting services of $918,022. General legal expenses increased as a result of corporate overhead for legal expenses increasing $439,816, online solutions segment legal expenses increasing $92,557 and North America Transactions Solutions legal fees increasing $46,466, offset by a decrease in mobile solutions segment legal expenses of $102,967, during the year ended December 31, 2015 versus the year ended December 31, 2014. Accounting fees increased as a result of a corporate accounting fee increase of $99,041 due to various sec filings, online payments increased $76,949 due to the acquisition of PayOnline and related accounting costs for its purchase. These accounting costs were offset by a decrease in US Transaction accounting fees, during the year ended December 31, 2015 versus the year ended December 31, 2014. Corporate consulting fees increased $579,403 because of increased investor relations costs and valuation fees, online solutions consulting costs increased $701,714 as result of PayOnline’s acquisition and consolidation. This was offset by a $344,694 decrease in consulting costs in our Mobile Solutions segment and a $18,401 decrease in consulting costs in our North America Transaction Solutions segment.

Other general and administrative expenses were $999,965 for the year ended December 31, 2015 as compared to $825,762 for the year ended December 31, 2014, representing an increase of $174,203. This difference was primarily comprised of a $46,332 increase due to the acquisition of PayOnline and $507,660 due to an increase in expenses our Mobile Solutions segment, $44,553 increase in North America Transaction Solutions primarily to due to an increase in communications and office expense offset by a $424,241 decrease due to decreased Corporate expenses. Other expenses for the year ended December 31, 2014 and 2015 are made up of performance bonuses, general office expenses and expenses related to communications.

We recorded a provision for bad debt of $649,571 for the year ended December 31, 2015, compared to a net recovery for bad debts of $1,153,147 for the year ended December 31, 2014. For the twelve months ended December 31, 2015 we recorded a loss provision which was primarily comprised of $754,162 in ACH rejects, attributable to the normal course of our US transaction Payment segment, offset by $100,868 recovery from our mobile payments business. For the twelve months ended December 31, 2014 we recorded a loss provision which was primarily comprised of $496,709 in ACH rejects, attributable to the normal course of our North America Transaction Solutions segment, offset by $1,649,858 bad debt recovery from our mobile solutions segment.

During the years ended December 31, 2015 and 2014, we did not recognize any goodwill impairment.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios, trademarks and domain names plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses and employee non-compete agreements.

Depreciation and amortization expense was $2,513,162 for the year ended December 31, 2015 as compared to $2,358,136 for the year ended December 31, 2014.

Depreciation and amortization expense comprised of amortization expense for the year ended December 31, 2015 which was $2,383,818, which primarily consist of, $110,183 (for the amortization of terminal inventory placed for free attributable to North America Transaction Solutions segment), $356,753 (for the amortization of client acquisition costs attributable to North America Transaction Solutions segment), $842,806 ( for amortization of Portfolios and client lists, of which $549,056 was attributed to our North America Transaction Solutions segment and $293,750 was attributed to our online payment solutions), $276,667 (for IP software amortization, attributable to our online solutions segment), $93,542 (for the amortization of our PCI certification attributable to our online solutions segment), $146,290 (for the amortization of our trademarks, attributable to our online solutions segment), $90,793(for the amortization of our domain names, attributable to our online solutions segment), and $280,000 (for the amortization of our covenant not to compete, attributable to our corporate segment).

Depreciation and amortization expense primarily comprised of amortization expense for the year ended December 31, 2014 which was $2,338,697, of which $65,049 (for the amortization of terminal inventory placed for free attributable to US transaction processing segment), $94,893 (for IP software amortization, attributable US transaction processing segment), $1,766,690 (for amortization of portfolios and client lists, attributed to our US transaction processing segment), $197,114 (for the amortization of client acquisition costs attributable to US transaction processing segment) and $280,000 (for the amortization of our covenant not to compete, attributable to our corporate segment).

Interest expense was $3,575,698 for the year ended December 31, 2015 as compared to $3,705,694 for the year ended December 31, 2014, representing a decrease of $129,996 as follows:

Funding Source	Twelve months ended December 31, 2015	Twelve months ended December 31, 2014	Increase / (Decrease)
Alfa Bank	$-	$273,083	$(273,083)
Convertible Notes Payable	3,027,354	-	3,027,354
Capital Sources NY	-	212,750	(212,750)
Creed Note	-	1,043,844	(1,043,844)
Georgia Notes LLC	-	1,302,149	(1,302,149)
MBF Note	-	443,414	(443,414)
RBL Note	513,994	382,462	131,532
Other	34,350	47,992	(13,642)
Total	$3,575,698	$3,705,694	$(129,996)

Interest for 2015 was primarily attributed to our corporate overhead, of which $3,027,354 was due to the accretion of interest in amortizing the debt discounts attributed to the Convertible notes payable that were extinguished during the fourth quarter of 2015. Additionally, $513,994 was for our RBL financing.

Interest expense for 2014 consisted primarily of $1,302,149 from the September 15, 2014 repayment of the Georgia Notes LLC note payable, attributed to our corporate segment. In addition, there was a $1,043,844 charge resulting from the amortization of the Crede CG III, Ltd note that was converted to equity on September 15, 2014, this also was attributed to corporate segment. Interest expense of $212,750 related to the Capital Sources note payable which was repaid on September 15, 2014 and was attributed to our North America Transactions Solutions segment. Interest expense of $178,843 is related to our current RBL note which was attributed to our corporate segment. Interest expense of $203,619 was related to two RBL notes which were repaid on April 7, 2014 which was attributed to our North America Transactions Solutions segment. Interest expense of $443,414 is related to the MBF note which was repaid in July 2014 which was attributed to our US transactions processing segment. Interest expense of $273,083 was related to our factoring line for Russian operations with Alfa-Bank, which was attributed to our mobile solutions segment and $47,992 was for other miscellaneous interest charges attributed to our corporate segment.

During 2015 we recorded a loss on the change in fair value on the beneficial conversion derivative related to the Convertible preferred stock and the related note payable in the amount of $26,932,496. During the fourth quarter we extinguished the note payable and convertible preferred stock and recognized a $27,743,980 gain on these extinguishments these gains were attributable to our corporate segment.

During 2014, we recorded a gain on the change in fair value on the beneficial conversion derivative in the amount of $5,569,158, as a result of the conversion of the Cayman Invest loan to common stock. This was offset by a loss on debt payoff of the Cayman Invest loan in the amount of ($3,962,406) primarily due to the write-off of the remaining debt discount on the loan.

There was no intangible asset impairment during 2015 and 2014.

The net loss attributable to non-controlling interests amounted to $74,314 and $29,250 for 2015 and 2014, respectively. The loss was attributed to our North America Transaction Solutions segment for a 10% non-controlling interest in Aptito. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to equity owners other than us.

Since our inception, we have incurred significant operating losses. We incurred net losses totaling $13.3 million and $10.2 million for the years ended December 31, 2015 and 2014, respectively. We had a working capital deficit of approximately $3.1 million and an accumulated deficit of $144 million at December 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See also “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

Our total assets at December 31, 2015 were $22,913,561 compared to $14,322,669 at December 31, 2014. The year over year change in total assets is primarily attributable to the $1.1 million increase in our North America Transaction Solutions receivables, $0.6 million mobile services receivables, $2.9 million increase in our intangibles and a $3.0 million increase in our goodwill, from our Online payment services segments (as a result of our May 20, 2015 purchase of PayOnline services) for the year ended December 31, 2015 compared to the year ended December 31, 2014.

At December 31, 2015, we had total current assets of $7,330,756 including $1,025,747 of cash, $5,198,993 of accounts receivable, and $1,106,016 of prepaid expenses and other assets. At December 31, 2014, we had total current assets of $4,883,214 including $503,343 of cash, $3,417,173 of accounts receivable, $962,698 of prepaid expenses and other assets.

As of the date this Report was filed with the Commission, management expects that our cash flows from operations will not be sufficient to fully execute our business plan through 2016. We expect to have a significant increase in our capital requirements during the 2016 fiscal year due to our expanding of transactional processing operations and acquisitions.

We currently believe that we will require an additional $3.6 million to finance continuing operations as currently conducted over the next 12 months. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Operating activities used $1.7 million of cash for the twelve months ended December 31, 2015 as compared to providing $2.3 million of cash for the twelve months ended December 31, 2014. Negative operating cash flow for the twelve months ended December 31, 2015 was primarily due to a $13.3 million loss, adjusted for non-cash expenses and working capital items.

Investing activities used $4.3 million of cash for the year ended December 31, 2015 as compared used $1.8 million of cash provided for the year ended December 31, 2014. The increase in cash used by investing activities in the year ended December 31, 2015 was primarily attributable to a $3.2 million purchase of our online transactions services segment and $.9 million of North America Transaction Solutions segment client acquisition costs.

During 2014 cash used from investing activities consisted of primarily $1.0 million of North America Transaction Solutions segment portfolios and $0.8 million for the purchase of fixed and other assets.

Financing activities provided $6.5million dollars, primarily from $5.5 million in the issuance of preferred stock, later converted to common stock during the year ending December 31, 2015, $0.7 million in additional notes payable from RBL and $.3 million in related party loans from our CEO.

Financing activities provided $73,602 during the year ending December 31, 2014 primarily from $10 million provided by the Cayman Invest loan proceeds, offset by $3.1 million attributable to the payoff of the RBL notes and a $7.3 million repayment to the Alfa Bank credit facility.

The Company often conducts transactions in foreign currencies, such as Russian Rubles. The effect of exchange rate changes on cash amounted to $0.4 million for the twelve months ended December 31, 2015 as compared to ($0.2) million for the twelve months ended December 31, 2014.

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

•	The note with the principal balance of $1,416,926 provided for the payoff of restructuring interest in the amount of $92,239. The loan pay off also provided for pro rata interest in the amount of $16,020 and a prepayment premium in the amount of $42,508 which was also charge to interest expense. The total payoff for this note amounted to $1,567,693. We accrued monthly payments of $77,560 in principal and interest at 15.636%, plus an additional 5% in restructuring interest from January 2013 through March 2014 for a total of $106,856 which was included in the pay off.

•	The note with the principal balance of $934,030 provided for the payoff of restructuring interest accrued in the amount of $90,615. The loan payoff also provided for pro rata interest in the amount of $9,505. The total payoff of this note amounted to $1,034,150. We made monthly payments of $84,584 in principal and interest plus accrued an additional 5% restructuring interest from January 2013 through March 2014 for a total of $116,533.

Alfa-Bank Factoring Agreement. In September 2014, Digital Provider entered into the Supplement Agreement No. 14 and the Supplement Agreement No. 15 with Alfa-Bank, which renewed and amended the prior factoring agreement with Alfa-Bank, which expired on April 20, 2014. Pursuant to such amendments, the factoring credit facility (“FCF”) was renewed and will expire on June 30, 2016, the maximum aggregate limit of financing (secured by Digital Provider’s accounts receivable) to be provided by Alfa-Bank to Digital Provider under the FCF was increased to 415 million Russian rubles (approximately US$10.8 million based on the currency exchange rate on September 17, 2014), Alfa-Bank's fees (commissions) for providing financing to Digital Provider was amended to be computed as a financing rate that ranges from 13.22% to 14.50% of the amounts borrowed, depending upon the number of days in the period from the date financing is provided until the date the factored receivable is paid. The maximum financing amount was increased from 80% to 100% of the assigned accounts receivable. The agreement requires us to comply with covenants. Accordingly, the amounts of our draws will depend on amounts of accounts receivable suitable for assignment at the time we choose to draw under such facility. We have not drawn any funds under the FCF.

RBL Capital Group, LLC. Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the RBL Loan Agreement, we may borrow up to $10,000,000 from RBL during the period of 18 months from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. At December 31, 2015, we had $6,035,000 available on our RBL credit line.

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

Effective July 17, 2014, we entered into a $3,315,000 term loan with RBL. Net proceeds from the loan were used to repay the $3.0 million MBF loan and related costs and interest, in addition to approximately $239 thousand for working capital. The loan requires interest only payments at 13.90% interest through January 2015, commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019.

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

Off-balance sheet arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company plans to adopt this guidance on January 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16”), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. ASU 2014-16 is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. The adoption of ASU 2014-16 will not have a material impact on our consolidated financial statements, as we do not have outstanding hybrid financial instruments at December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations,” which simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. The ASU is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company evaluated the effects of the ASU 2015-16 and elected to early adopt the ASU during the third quarter of 2015. The ASU will be applied prospectively to the acquisitions which require adjustments to the provisional amounts that occurred during the open measurement periods, regardless of the acquisition date.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-01 on the Company’s financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the effects, if any, which the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firm set forth on pages F-2 through F-6 are filed as part of this Report and incorporated herein by reference.

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

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to the material weaknesses in our internal control over financial reporting as discussed below under “Management’s Report on Internal Control Over Financial Reporting.” Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company and will continue to address deficiencies as resources permit.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO II Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2015. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	Segregation of Duties: We did not maintain adequate segregation of duties related to job responsibilities for initiating, authorizing, and recording of certain transactions as of December 31, 2015 due to the small size of our accounting teams. We do not have sufficient personnel to provide adequate risk assessment functions.

■

New Board of Director Members: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. The continuing changes in board membership and the composition of Company subsidiaries has resulted in insufficient time for us to provide board training and establish Best of Practice procedures.

■

An effective audit committee working closely with the executive management team mitigates the risks that significant transactions are entered into without approval by those charged with governance. We plan to provide best practices training to our newer audit committee members.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have all the required infrastructure for meeting the demands of being a U.S. publically reporting company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statements close, consolidation, and external financial reporting procedures. Management believes there are entity level controls that are effective within our key business processes. However, certain of these processes could not be formally tested because of lack of documentation and/or process design details.

Information and Communication

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a timely basis. Management intends to continue focusing its remediation efforts in the near term on providing best practices training to our audit committee. In addition, we will endeavor to design revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and additional review and monitoring procedures. We plan to periodically assess the need for additional accounting resources as business develops and resources permit. Management also is committed to taking further action by implementing enhancements or improvements as resources permit. We recognize that, due to the size and global nature of our business, implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 14.  Principal Accountant Fees and Services.

Audit Fees.  The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2015 and 2014 were $370,000 and $315,000, respectively.

Audit-Related Fees.  The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above during the fiscal years ended December 31, 2015 and 2014 were $117,129 and $16,575, respectively.

Tax Fees.  The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2015 and 2014 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during the fiscal years ended December 31, 2015 and 2014 were $0.

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

All audit and audit related services performed by our principal accountants during the fiscal years ended December 31, 2015 and 2014 were pre-approved by our Board of Directors or audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Report.

1.	The following consolidated financial statements of Net Element, Inc. and subsidiaries and notes thereto and the reports of the independent registered public accounting firms thereon are set forth on pages F-2 through F-29 and are filed as part of this Report:

Reports of Independent Registered Public Accounting Firms

Audited Consolidated Balance Sheets as of December 31, 2015 and 2014

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2015 and 2014

Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015 and 2014

Audited Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

Notes to Consolidated Financial Statements

2.	Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page F-29 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

March 30, 2016	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2016	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Director (Principal Executive Officer)

March 30, 2016	By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 30, 2016	By:	/s/ Kenges Rakishev
Kenges Rakishev
Director

March 30, 2016	By:	/s/ Drew Freeman
Drew Freeman
Director

March 30, 2016	By:	/s/ David P. Kelley II
David P. Kelley II
Director

March 30, 2016	By:	/s/ James Caan
James Caan
Director

March 30, 2016	By:	/s/ William Healy
William Healy
Director

NET ELEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Net Element, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Net Element, Inc. (the “Company”) at December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Element, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Fort Lauderdale, Florida	/s/ Daszkal Bolton LLP
March 30, 2016

NET ELEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$1,025,747	$503,343
Accounts receivable, net	5,198,993	3,417,173
Prepaid expenses and other assets	1,106,016	962,698
Total current assets, net	7,330,756	4,883,214
Fixed assets, net	162,123	70,918
Intangible assets, net	5,423,880	2,492,050
Goodwill	9,643,752	6,671,750
Other long term assets	353,050	204,737
Total assets	22,913,561	14,322,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5,858,837	2,698,257
Deferred revenue	743,910	472,482
Accrued expenses	2,975,066	2,351,885
Notes payable (current portion)	518,437	98,493
Due to related parties	329,881	-
Total current liabilities	10,426,131	5,621,117
Notes payable (net of current portion)	3,446,563	3,216,507
Total liabilities	13,872,694	8,837,624

Commitments and contingencies

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding, at December 31, 2015 and December 31, 2014)	-	-
Common stock ($.0001 par value, 300,000,000 shares authorized at December 31, 2015 and 200,000,000 shares authorized at December 31, 2014; 112,619,596 and 45,881,523 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively)	11,262	4,589
Paid in capital	154,351,558	136,689,629
Stock subscription receivable	-	(1,111,130)
Accumulated other comprehensive loss	(1,565,822)	(1,251,461)
Accumulated deficit	(143,955,048)	(129,116,344)
Non-controlling interest	198,917	269,762
Total stockholders' equity	9,040,867	5,485,045
Total liabilities and stockholders' equity	$22,913,561	$14,322,669

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended December 31,
	2015	2014
Net revenues
Service fees	$31,204,871	$21,236,704
Branded content	9,030,491	-
Total Revenues	40,235,362	$21,236,704

Costs and expenses:
Cost of service Fees	25,858,098	15,925,924
Cost of branded content	8,119,117	-
General and administrative (includes $4,306,304 and $4,267,334 of share based
compensation for the twelve months ended December 31, 2015 and 2014 respectively)	13,616,781	11,353,244
Provision for (recovery of) bad debt	649,571	(1,153,147)
Depreciation and amortization	2,513,162	2,358,136
Total costs and operating expenses	50,756,729	28,484,157
Loss from operations	(10,521,367)	(7,247,453)
Interest expense, net	(3,575,698)	(3,705,694)
(Loss) gain on change in fair value and settlement of beneficial conversion derivative	(26,932,496)	5,569,158
Gain (loss) on debt extinguishment	27,743,980	(6,184,219)
Gain on debt restructure	-	1,596,000
Gain (loss) from asset disposal	40,369	(87,151)
Other expense	(82,714)	(155,407)
Net loss before income taxes	(13,327,926)	(10,214,766)
Income taxes	-	-
Net loss	(13,327,926)	(10,214,766)
Net loss attributable to the noncontrolling interest	74,314	29,250
Net loss attributable to Net Element, Inc. stockholders	(13,253,612)	(10,185,516)

Dividends for the benefit of preferred stockholders	(1,585,092)	-

Net loss attributable to common stockholders	(14,838,704)	(10,185,516)

Foreign currency translation	(314,361)	(1,080,911)
Comprehensive loss attributable to common stockholders	$(15,153,065)	$(11,266,427)

Loss per share - basic and diluted	$(0.23)	$(0.27)

Weighted average number of common shares outstanding - basic and diluted	63,911,199	37,255,052

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Assets
Balance December 31, 2013	-	$-	32,273,298	$3,229	$103,486,144	$329,406	$(170,550)	$(125,043)	$(118,930,828)	$(15,407,642)

Share based compensation	-	-	1,755,749	176	3,677,937	-	-	-	-	3,678,113
Shares issued and issuable for acquisitions	-	-	57,288	6	329,400	(329,406)	-	-	-	-
Shares issued to acquire non-controlling interest	-	-	323,085	32	617,060	-	-	424,055	-	1,041,147
Shares issued in connection with debt conversion	-	-	5,569,158	556	10,636,537	(1,111,130)	-	-	-	9,525,963
Shares issued in connection with debt restructuring	-	-	100,000	10	203,990	-	-	-	-	204,000
Shares issued in connection with note conversion	-	-	5,802,945	580	16,711,901	-	-	-	-	16,712,481
Extinguishment of T1T obligation	-	-	-	-	1,086,968	-	-	-	-	1,086,968
NASDAQ share registration fees	-	-	-	-	(60,308)	-	-	-	-	(60,308)
Net loss	-	-	-	-	-	-	-	(29,250)	(10,185,516)	(10,214,766)
Comprehensive loss - foreign currency translation	-	-	-	-	-	-	(1,080,911)	-	-	(1,080,911)
Balance December 31, 2014	-	$-	45,881,523	$4,589	$136,689,629	$(1,111,130)	$(1,251,461)	$269,762	$(129,116,344)	$5,485,045

Share based compensation	-	-	4,015,315	406	4,305,898	-	-	-	-	4,306,304
Preferred shares issued	5,500	5,287,082	-	-	-	-	-	-	-	-
Preferred shares converted to common shares	(5,500)	(5,287,082)	33,760,446	3,371	9,032,713	-	-	-	-	9,036,084
Preferred share dividends paid	-	-	6,128,908	613	1,584,479	-	-	-	-	1,585,092
Shares issued in connection with debt restructuring	-	-	4,208,049	421	1,346,227	-	-	-	-	1,346,648
Shares issued in exchange for warrants, net of discount	-	-	2,500,000	250	(2,680,111)	-	-	-	-	(2,679,861)
Shares issued and issuable for acquisitions	-	-	4,768,212	477	3,599,523	-	-	-	-	3,600,000
Repurchase of non-controlling interest	-	-	-	-	(3,489)	-	-	3,469	-	-
Shares issued for insider financing	-	-	11,357,143	1,135	1,587,819	-	-	-	-	1,588,954
Write-off of stock subscription receivable	-	-	-		(1,111,130)	1,111,130	-	-	-	-
Net loss	-	-	-	-	-	-	-	(74,314)	(14,838,704)	(14,913,038)
Comprehensive loss - foreign currency translation	-	-	-	-	-	-	(314,361)	-	-	(314,361)
Balance December 31, 2015	-	$-	112,619,596	$11,262	$154,351,558	$-	$(1,565,822)	$198,917	$(143,955,048)	$9,040,867

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(13,253,612)	$(10,185,516)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non controlling interest	(74,309)	394,286
Share based compensation	4,306,304	4,267,334

Loss (gain) on change in fair value and settlement of beneficial conversion derivative	26,932,495	(5,569,158)
(Gain) loss on debt extinguishment	(27,743,980)	6,184,219
Depreciation and amortization	2,513,162	2,358,136
Amortization of debt discount	3,027,354	1,644,626
(Recovery of ) provision for loan losses	-	(1,649,858)
(Gain) loss on disposal of fixed assets	(40,369)	16,137
Gain on MBF debt restructure	-	(1,596,000)

Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates

Accounts receivable, net	(1,502,205)	6,974,701
Advances to aggregators	10,022	934,816
Deferred revenue	271,428	233,084
Prepaid expenses and other assets	291,631	(445,555)
Accounts payable	3,160,577	(338,618)
Accrued expenses	410,730	(968,609)
Net cash (used in) provided by operating activities	(1,690,772)	2,254,025

Cash flows from investing activities
Purchase of portfolio and client acquisition costs	(878,085)	(1,039,752)
Sale of portfolio	300,000	-
Note receivable	-	(2,650)
Acquisition of PayOnline assets, net of cash received	(3,195,452)	-
Purchase of fixed and other assets	(579,209)	(750,936)
Net cash used in investing activities	(4,352,746)	(1,793,338)

Cash flows from financing activities
Repayment to Financial Institutions	-	10,088,870
Proceeds from preferred stock	5,500,000	-
Proceeds from indebtedness	650,000	(10,433,367)
Repayment of indebtedness	-
Related party advances	331,273	418,099
Net cash provided by financing activities	6,481,273	73,602

Effect of exchange rate changes on cash	84,649	(157,265)
Net increase in cash	522,404	377,024

Cash at beginning of period	503,343	126,319
Cash at end of period	$1,025,747	$503,343

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$548,344	$1,109,731
Taxes	$74,563	$38,993

Inssuance of Common Stock upon conversion of indebtedness	$1,436,648	$25,233,473
Inssuance of Common Stock upon redemption of Preferred Stock	$9,036,084	$-
Inssuance of Common Stock in exchange for Warrants	$2,679,861	$-
Inssuance of Common Stock for acquisition	$9,036,084	$-

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Organization

Net Element, Inc. (“We”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in mobile payments and other transactional services in emerging countries and in the United States. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We have three reportable segments: (i) U.S. payment processing, (ii) Mobile payment processing (primarily in Russian Federation and CIS) (iii) Online payment processing (primarily in Russian Federation and CIS).

We are able to deliver our services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses. Through TOT Group Russia and Net Element Russia, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Russian Federation, Commonwealth of Independent States (“CIS”), Europe and Asia.

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

Basis of Presentation

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of expenses for the period presented. Actual results could differ from those estimates.

Significant estimates include (i) the valuation of acquired merchant portfolios (ii) the recoverability of long-lived assets, (iii) the remaining useful lives of long-lived assets, and (iv) the sufficiency of merchant, legal, and other reserves. On an ongoing basis, the Company evaluates the sufficiency and accuracy of its estimates. Actual results could differ from those estimates.

Reclassifications

Certain amounts in the 2014 consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on the reported results of operations.

Cash and Cash Equivalents

The Company maintains its U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000, at all FDIC insured institutions. The bank balances did not exceed FDIC limits at December 31, 2015 and 2014.

The Company maintains $922,062 and $318,416 in un-insured bank accounts in Russian and the Cayman Islands at December 31, 2015 and 2014 respectively.

Accounts Receivable

Receivables are stated net of allowance for doubtful accounts. The Company estimates its allowance based on experience with its service providers and its judgment as to the likelihood of their ultimate payment. The Company also considers collection experience and makes estimates regarding collectability based on trends in aging. In Russia, the service providers are subsidiaries of large telecommunication companies and we do not reserve for these receivables given our experience with these service providers.

Other Current Assets

The Company maintains an inventory of terminals, which it uses to service both merchants and independent sales agents. If the terminals are sold for a fee, the Company expenses the cost of these terminals, plus any set up fees at the time of the sale. Many times, the Company will provide the terminals as an incentive to stay with the Company for an average of three year period. In this case the cost of the terminal plus any set up fees will be amortized over three years, which is the average length of a merchant contract. If the merchants leave before the end of their contract, they are obligated to either return the terminal or pay for the terminal. The Company has $345,459 and $532,315 in terminals and iPads and related equipment acquired as of December 31, 2015 and 2014 respectively, of which $268,501 and $292,718 has been placed with merchants during 2015 and 2014 respectively. Amortization of these terminals amounted to $130,970 and $200,987 for the years ended December 31, 2015 and 2014.

Fixed Assets

The Company depreciates its furniture and equipment and computers over a term of two to ten years. Computers and software are depreciated over terms between two and five years. Leasehold improvements are depreciated over the shorter of the economic life or term of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

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

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to certain Independent Sales Groups (“ISG’s”) for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The up-front payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time of payment and the capitalized acquisition costs are primarily amortized on a straight-line basis over a period of three years.

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

During the years ended December 31, 2015 and 2014, the Company recorded $878,085 and $347,204, respectively, in additional capitalized customer acquisition costs, and $356,757and $85,769 respectively, in related additional amortization. The balance of customer acquisition costs was $1,048,060 and $526,728 at December 31, 2015 and 2014, respectively, and is reflected in intangible assets in the accompanying consolidated balance sheets.

Accrued Residual Commissions

The Company reports commission payments as a cost of revenues in the accompanying consolidated statement of operations and comprehensive loss. We pay agent commissions to ISGs and independent sales agents based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by us on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. We report commission payments as a cost of revenues in the accompanying consolidated statement of operations and comprehensive loss.

At December 31, 2015 and 2014 the residual commissions payable to ISGs and independent sales agents were $1,205,751 and $514,252 respectively.

We pay agent commission on annual fees between January and April of each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We deferred $483,090 and $175,800 of agent commissions paid for annual fees at December 31, 2015 and 2014, respectively. Prepaid agent commissions for annual fees are included in prepaid expenses and other assets, and commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Financial Instruments

Convertible securities containing detachable warrants where the conversion price of the security and/or the exercise price of the warrants are affected by the current market price of our common stock are accounted for as derivative financial instruments when the exercise and conversion prices are not considered to be indexed to our stock.

For such issuances of convertible securities with detachable warrants, the Company initially records both the warrant and the beneficial conversion feature (“BCF”) at fair value, using option pricing models commonly used by the financial services industry (Black-Scholes-Merton options pricing model) using inputs generally observable in the financial services industry. These derivative financial instruments are marked-to-market each reporting period, with unrealized changes in value reflected in earnings under the caption “gain (loss) on change in fair value of derivative”.

For discounts arising from issuances of instruments embedded in a debt security, the discount is presented on the consolidated balance sheets as a discount to the principal amount of the related note payable. For discounts arising from issuances of instruments embedded in an equity security, the discount is presented as a reduction to additional paid-in-capital.

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

At the time a warrant or BCF is exercised or cancelled, the fair value of the derivative financial instrument at the time of exercise/cancellation is calculated, and a realized gain or loss on conversion is determined and reported as “gain (loss) on settlement of derivative”.

Fair Value Measurements

The Company’s financial instruments consist primarily of cash, accounts receivables, merchant portfolios, notes receivable, trade payables and debt instruments. The carrying values of cash and cash equivalents, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $3.9 million as of December 31, 2015 approximates fair value because the Company’s current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the PayOnline acquisition, as discussed in Note 4, were measured at fair value by the Company at the acquisition date. The fair values of the Company’s merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on the Company’s most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment was primarily based on observable inputs using company specific information and is classified as Level 3.

Concentrations

The Company’s total revenue was $40,235,362 and $21,234,704 for the years ended December 31, 2015 and 2014 respectively. Of the $40,235,362 in 2015 revenues, $31,204,871 (which also includes its newly acquired Payonline Systems) was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $9,030,491 was derived from providing branded content during 2015. Since we began providing branded content during the third quarter of 2015, we had no similar revenue in 2014.

The credit card processing revenues were from merchant customer transactions, which are processed primarily by three “third-party” processors. For the twelve months ended December 31, 2015 and 2014, the Company processed 51% and 63% of its total revenue with Priority Data, and 10% and 24% with National Processing Company (NPC), respectively.

The mobile electronic payment revenues were from merchant customer transactions, which are processed primarily by three mobile operators during the twelve months ended December 31, 2015 and two mobile operators during the twelve months ended December 31, 2014. For the year ended December 31, 2015, the Company processed 9% with Beeline (OJSC Vimpelcom, 5% with MTS (Mobile TeleSystems OJSC) and 3% with Megaphone. During the twelve months ended December 31, 2014, the Company processed 3.4% of its total revenue with Beeline (OJSC Vimpelcom), and 3.5% with MTS (Mobile TeleSystems OJSC).

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

Our revenues for the years ended December 31, 2015 and 2014 are principally derived from the following sources:

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

Service Fees:  Service fees are generated primarily from mobile payment processing services provided to third party content aggregators by Digital Provider. Service fees for services provided for content providers were recorded net of mobile operator fees during 2014 and the first half of 2015. In July of 2015, TOT Money began to offer its branded content to customers and changed its name to “Digital Provider”. Digital Provider’s revenues for the access of branded content are recorded at the amounts charged to the mobile subscriber. A corresponding charge to cost of sales for mobile operator and content fees is recorded for branded content. Revenues for access to branded content are recorded on the income statement as branded content revenues.

Mobile payment processing revenues for third party content providers continue to be accounted for as service fees and presented net of aggregator and mobile operator payments on the consolidated financial statements as these revenues are considered to be agency fees.

Cost of revenues for Digital Provider is comprised primarily of mobile operator fees, content provider fees and fees for short numbers paid to mobile operators. Additionally, penalties and penalty recoveries are recorded as cost of sales. Service revenues for mobile payment processing services are presented net as these revenues are considered to be agency fees.

Subscription revenues for our branded content are recognized when a content subscriber initiates the purchase of our access to content using WAP-click, Internet-click, or a SMS-to-short number registered to us.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At both December 31, 2014 and 2015, the Company had 8,938,900 warrants and 14,643,688 stock options issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the year ended December 31, 2015 and 2014, there was no impairment of goodwill and intangible assets.

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

The Company accounts for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. The Company classifies the liability for unrecognized tax benefits as current to the extent that the Company anticipates payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The Company’s evaluation of uncertain tax positions was performed for the tax years ended December 31, 2011 and forward, the tax years which remain subject to examination at December 31, 2015. Please see Note 15 for discussion of the Company’s uncertain tax positions.

Recently Issued and Adopted Accounting Guidance

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. The Company plans to adopt this guidance on January 1, 2018. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16”), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. ASU 2014-16 is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. The adoption of ASU 2014-16 will not have a material impact on our consolidated financial statements, as we do not have outstanding hybrid financial instruments at December 31, 2015.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations,” which simplifies the accounting for measurement-period adjustments by eliminating the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires the cumulative impact of measurement period adjustments, including the impact on prior periods, to be recognized in the reporting period in which the adjustment is identified. The ASU is effective for public companies for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company evaluated the effects of the ASU 2015-16 and elected to early adopt the ASU during the third quarter of 2015. The ASU will be applied prospectively to the acquisitions which require adjustments to the provisional amounts that occurred during the open measurement periods, regardless of the acquisition date.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and entities are permitted to apply either prospectively or retrospectively; early adoption is permitted. The Company is currently evaluating the effects, if any, that the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. The new standard principally affects accounting standards for equity investments, financial liabilities where the fair value option has been elected, and the presentation and disclosure requirements for financial instruments. Upon the effective date of the new standards, all equity investments in unconsolidated entities, other than those accounted for using the equity method of accounting, will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification and therefore, no changes in fair value will be reported in other comprehensive income for equity securities with readily determinable fair values. The new guidance on the classification and measurement will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and early adoption is permitted. The Company is in the process of evaluating the impact of the adoption of ASU 2016-01 on the Company’s financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the effects, if any, which the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

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

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a net loss of $13.3 million for the year ended December 31, 2015, an accumulated deficit of $144.0 million and negative working capital of $3.1 million at December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We are required to continually meet the listing requirements of The NASDAQ Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The NASDAQ Capital Market. On June 19, 2015, we received a deficiency letter from The NASDAQ Capital Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum. In accordance with NASDAQ Listing Rules, we were provided a compliance period of 180 calendar days, or until December 16, 2015, to regain compliance with this requirement. On December 17, 2015, we received a letter from The NASDAQ Capital Market notifying us that the initial period of 180 calendar days previously provided to the Company to regain compliance with the requirement was extended for an additional 180 calendar day period, or until June 13, 2016. We can regain compliance with the minimum closing bid price requirement if the bid price of our Common Stock closes at $1.00 per share or higher for a minimum of 10 consecutive business days. If we do not regain compliance with the minimum closing bid price requirement by June 13, 2016, The NASDAQ Capital Market will provide written notice that our securities are subject to delisting. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We have received Board and shareholder approval to facilitate a reverse stock split to increase the bid price of our common stock, if required. We cannot provide any assurance that our stock price will recover within the permitted grace period.

The independent auditors’ reports on the Company’s consolidated financial statements for the years ended December 31, 2015 and 2014 contain explanatory paragraphs expressing substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 4. ACQUISITION OF PAYONLINE

On May 20, 2015, our subsidiaries TOT Group Europe, Ltd. and TOT Group Russia LLC, entered into an agreement to acquire all of the assets and liabilities that comprise PayOnline. PayOnline’s business includes the operation of a protected payment processing system to accept bank card payments for goods and services.

Purchase consideration consists of a combination of $3.6 million in cash, and restricted common shares with a value of $3.6 million, payable in five quarterly installments, and, if applicable, additional earn-out payments in cash and restricted common shares based on a multiple of EBITDA. The acquisition agreement sets forth the determination of the value of such shares based on the closing stock price on the date before each applicable payment date. The Company will be required to issue additional shares if the market value of the shares provided is less than $3.6 million in 12 months.

The following table summarizes the fair value of consideration paid and the preliminary and final allocation of purchase price to the fair value of tangible and intangible assets acquired and liabilities assumed:

	Initial purchase		Final purchase
	price allocation		price allocation
Purchase Consideration:	(in Millions)	Adjustments	(in Millions)
Cash	$3.6	$-	$3.6
Fair Value of Earnout	-	0.6	0.6
Issuance of Net Element Stock	3.6	$-	3.6
Total Consideration Transferred	$7.2	$0.6	$7.8

Purchase Price Allocation to Identifiable assets acquired and liabilities assumed (Preliminary)
Current Assets	$0.8	$-	$0.8
Merchant Portfolios and Client lists	1.9	(0.5)	1.4
Other Intangible Assets	4.8	(1.9)	2.9
Goodwill	-	3.0	3.0
Fixed Assets	0.1	-	0.1
Currrent Liabilities	(0.4)	-	(0.4)
Total Identifiable Net Assets	7.2	0.6	7.8
Total Purchase Price Allocation	$7.2		$7.8

We engaged a valuation expert to value the PayOnline net assets and this report was completed in March, 2016. Valuation resulted in a re-allocation of the values assigned to merchant portfolios, client lists and other intangible assets, with a corresponding increase to goodwill. Purchase consideration was increased due to recognition of an estimate of $0.6 million for earn-out value, a contingent liability that existed at May 20, 2015. As a result of the valuation, we reduced Merchant portfolio estimated value by $0.5 million and Intangible assets by $1.9 million and recognized additional goodwill of $3.0 million.

Unaudited Pro Forma Information - Acquisitions

The following unaudited supplemental pro forma results of operations include the results of operations of PayOnline acquired in the second quarter of 2015 as if it had been consolidated as of January 1, 2014, and have been provided for illustrative purposes only and do not purport to be indicative of the actual results that would have been achieved by the combined companies for the periods presented or that may be achieved by the combined companies in the future. Future results may vary significantly from the results reflected in the following pro forma financial information because of future events and transactions, as well as other factors, many of which are beyond the Company’s control.

The unaudited pro forma combined results of operations for the twelve months ended December 31, 2015 and 2014 have been prepared by adjusting the historical results of the Company to include the historical results of PayOnline as if the acquisition of PayOnline occurred on January 1, 2014. The pro forma results of operations do not include any adjustments to eliminate the impact of acquisition related costs or any cost savings or other synergies that may result from these acquisitions.

	Twelve	Twelve
	Months	Months
	Ended	Ended
	December 31, 2015	December 31, 2014

Net Revenues	$42,725,207	$27,404,966

Net Loss from Operations	$(12,240,344)	$(8,513,638)

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from processors and Russian mobile operators/intermediaries. Total accounts receivable amounted to $5,198,993 and $3,417,173 at December 31, 2015 and 2014 respectively, consisting primarily of $1,764,087 and $1,346,118 of amounts due from Russian mobile operators, $211,019 and $0 due to PayOnline business and $3,223,287 and $2,071,053 of credit card processing receivables at December 31, 2015 and 2014 respectively.

The $3,223,287 and $2,071,053 of merchant receivables are presented net of a $103,031 allowance for doubtful accounts. There were additional charges to provision for loan losses for the years ended December 31, 2015 and 2014 for $754,162 and $496,709, for ACH rejects in the normal course of operations and a ($104,591) and ($1,649,858) recovery as a result of an adjustment to the allowance for bad debts for our Russian operations.

NOTE 6. FIXED ASSETS

Fixed assets are stated at acquired cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	December 31, 2015	December 31, 2014
Furniture and equipment	3 - 10	$174,133	$132,228
Computers	2 - 5	141,692	61,369
Total		315,825	193,597
Less: Accumulated depreciation		(153,702)	(122,679)

Total fixed assets, net		$162,123	$70,918

Depreciation expense for the years ended December 31, 2015 and 2014 was $129,343 and $84,488, respectively.

NOTE 7.  INTANGIBLE ASSETS

The Company had $5,423,880 and $2,492,050 in intangible assets at December 31, 2015 and 2014, respectively. Shown below are the details at December 31, 2015 and 2014:

	IP Sofware	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2013	$243,825	$1,698,421	$380,511	$-	$-	$-	$641,667	$2,964,424
Additions	371,992	1,151,000	343,331	-	-	-	-	1,866,323
Amortization	(94,893)	(1,766,690)	(197,114)	-	-	-	(280,000)	(2,338,697)
Balance at December 31, 2014	$520,924	$1,082,731	$526,728	$-	$-	$-	$361,667	$2,492,050
Additions due to Payonline purchase	1,328,000	1,410,000	-	449,000	708,062	429,939	-	4,325,001
Other additions	163,129		878,085					1,041,214
Amortization	(463,451)	(842,806)	(356,753)	(93,542)	(146,290)	(90,793)	(280,000)	(2,273,635)
Divested	-	(160,750)	-	-	-	-	-	(160,750)
Balance at December 31, 2015	$1,548,602	$1,489,175	$1,048,060	$355,458	$561,772	$339,146	$81,667	$5,423,880

Amortization expense for the year ended December 31, 2015 was $2,383,818 of which, $110,183 was for the amortization of terminal inventory placed for free.

Amortization expense for the year ended December 31, 2014 was $2,338,697, of which $65,049 was for the amortization of terminal inventory placed for free.

As a result of the Payonline purchase, we acquired certain intangible assets with a fair market value of $4,325,001. This consisted of software ($1,328,000), client lists ($1,410,000), PCI certification ($449,000), trademarks ($708,062) and Domain names ($429,939).

The $163,129 additions were primarily due to capitalized software costs attributed to our North America Transactional Solutions segment.

On September 16, 2015, we sold portion of our portfolio, belonging to our North America Transaction Solutions segment for $300,000. This was the net of $270,000 of portfolio cost, offset by $109,250 accumulated amortization, resulting in a net asset value of $160,250. This transaction resulted in a net gain of $139,250.

Software

The Company capitalizes software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized. During 2015 and 2014, the Company capitalized $163,129 and $371,992 of development costs as part of developing for: point of sale software ($107,619 and $243,341), payment processing software ($46,868 and $100,782) and mobile payments billing software ($8,642 and $27,869) for the years ended December 31, 2015 and 2014, respectively.

Merchant Portfolios

Merchant Portfolios consisted of purchased portfolios that earn future streams of income for the foreseeable future. The remaining useful lives of these portfolios ranged from 15 months to 36 months at the time of acquisition. At December 31, 2015 and 2014 the net value of these portfolios were $1,489,175 and $1,082,731 respectively.

The useful lives of merchant portfolios represent management’s best estimate over which the Company will recognize the economic benefits of these intangible assets.

Non-Compete

During the year ended December 31, 2013, two key executives signed covenants not to compete. These covenants have a three-year life and have an unamortized value of $81,667 and $361,667 at December 31, 2015 and 2014, respectively.

The following table presents the estimated aggregate amortization expense of other intangible assets for the next five years ending December 31, 2016 - 2020.

Year	Amortization Expense
2016	$1,862,405
2017	1,780,738
2018	1,780,737
2019	-
2020	-
Total	$5,423,880

NOTE 8. SHORT TERM LOANS

Alfa-Bank Factoring Agreement

At December 31, 2013, we had $8,478,810 in short term loans payable under a factoring agreements with Alfa-Bank that was entered into by our Russian subsidiary, Digital Provider (f/k/a TOT Money). The Company chose to self-finance during 2015 and 2014 and the availability on this facility was unused during 2015 and 2014 respectively.

In September 2012, Digital Provider had a factoring agreement with Alfa-Bank. Pursuant to the agreement Digital Provider assigned to Alfa-Bank its accounts receivable as security for financing for up to 300 million Russian rubles (approximately $9.8 million in U.S. dollars at time of signing). The amount loaned by Alfa-Bank pursuant to the Factoring Credit Facility with respect to any particular account receivable was limited to 80% of the amount of the account receivable assigned to Alfa-Bank. Interest on the factoring arrangement ranged from 9.70% to 11.95% annually of the amounts borrowed, with servicing fees ranging from 10 Russian rubles (approximately $0.33 in U.S. dollars) to 100 Russian rubles (approximately $3.28 million in U.S. dollars) per account receivable. Digital Provider’s obligations under the Factoring Credit Facility were secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is the Chairman of the Board of Directors of the Company and a shareholder. The Factoring Credit Facility expired on April 20, 2014 and was repaid.

In September 2014, Digital Provider entered into the Supplement Agreement No. 14 and the Supplement Agreement No. 15 with Alfa-Bank, which renewed and amended the Factoring Credit Facility (“FCF”). Pursuant to such amendments, the FCF was renewed and will expire on June 30, 2016. The maximum aggregate limit of financing was increased to 415 million Russian rubles (approximately US$10.8 million based on the currency exchange rate on September 17, 2014), Alfa-Bank's fees (commissions) were amended to be computed as a financing rate that ranges from 13.22% to 14.50% of the amounts borrowed, depending upon the number of days outstanding. The maximum financing amount was increased from 80% to 100% of the assigned accounts receivable. The agreement required the Company to comply with certain additional covenants. Accordingly, the amounts of our draws will depend on amounts of accounts receivable suitable for assignment at the time we choose to draw under such facility. We have not drawn any funds under the Factoring Credit Facility. This facility is no longer guaranteed by AO SAT & Company.

Alfa-Bank Credit Agreement

In August 2012, Digital Provider entered into a Credit Agreement with Alfa-Bank. Pursuant to the Credit Agreement, Alfa-Bank agreed to provide a line of credit to Digital Provider with the credit line limit set at 300 million Russian rubles (approximately $9.8 million in U.S. dollars). The interest rate on the initial amount borrowed of 53.9 million rubles (approximately $1.8 million in U.S. dollars) under the Credit Agreement is 3.55% per annum. The loan was secured by 55.0 million rubles of restricted cash (approximately $1.8 million in U.S. dollars). Alfa-Bank had the unilateral right to change the interest rate on amounts borrowed under the Credit Agreement from time to time in the event of changes in certain market rates or in Alfa-Bank’s reasonable discretion, provided that the interest rate may not exceed 14% per annum. Interest must be repaid on a monthly basis on the 25th of each month. Amounts borrowed under the Credit Agreement must be repaid within six months of the date borrowed. Digital Provider’s obligations under the Credit Agreement are secured by a pledge of Digital Provider’s deposits in its deposit account with Alfa-Bank and by a guarantee given by AO SAT & Company. The line of credit expired on May 20, 2014.

Bank Otkritie Credit Agreement

In November 2014, Digital Provider entered into a factoring services agreement (together with related and ancillary agreements, collectively, the “Bank Otkritie Agreement”) with Bank Otkritie Financial Corporation (“Bank Otkritie”).

No funds were drawn under the Bank Otkritie Agreement and the agreement was terminated on August 31, 2015.

Term Loan

On April 14, 2015, Revere Wealth Management, LLC provided a $200,000 term loan with an annual interest rate of 12% due May 31, 2015. Terms of the loan provided for fees of $2,500 and required that the first $65,000 of the loan proceeds be used to fund expenses associated with the Company’s convertible preferred stock transaction and convertible senior notes and warrants transaction. This loan was repaid in May 2015.

Senior Convertible Notes and Warrants

On April 30, 2015, the Company entered into a $5,000,000 Securities Purchase Agreement (the “Debt SPA”) for the issuance of (i) senior convertible notes in the aggregate principal amount of $5,000,000 (the “Notes”), convertible into shares of our common stock and (ii) 2,709,360 warrants (the “Warrants”) to purchase shares of our common stock.

The investors had the right to purchase additional Notes and Warrants, up to $10,000,000.

The notes accrued interest at 7% (default rate 18%) per year on the full face amount of $5,000,000, with accelerated interest and principal payments, payable in five (5) monthly installments in cash and/or shares of our common stock, and mature on April 30, 2018. The Notes were convertible into shares of our common stock at an initial price of $1.624 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the conversion price.

The Warrants had a term of three years from issuance and were immediately exercisable to purchase shares of our common stock at an initial exercise price of $1.74 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the exercise price. Under certain circumstances, the holder of the Warrants may have elected a cashless exercise.

Pursuant to a letter agreement dated August 4, 2015, (i) all Notes became automatically (i.e., without any further action by Company or the investors) null and void as of October 11, 2015 (the “Moratorium Date”) with no obligations or liabilities whatsoever of the Company relating thereto; (ii) the investors' right to purchase, and the Company's obligation to issue, Additional Notes and Additional Warrants (each, as defined in the Debt SPA) became automatically (i.e., without any further action by the Company or the investors) null and void as of the Moratorium Date with no obligations or liabilities whatsoever of the Company relating thereto.

On December 1, 2015, the Company warrants previously issued to Series A Preferred stock investors were terminated and cancelled in exchange for 2,500,000 in the aggregate of unrestricted shares of the Company’s common stock.

NOTE 9. ACCRUED EXPENSES

At December 31, 2015 and December 31, 2014, accrued expenses amounted to $2,975,065 and $2,351,885 respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
Accrued professional fees	$220,140	$295,144
Short term loan advances	200,000	75,346
Accrued payroll	79,653	70,463
Accrued bonus	2,254,316	1,409,131
Accrued foreign taxes	79,691	189,690
Other accrued expenses	141,265	312,111
	$2,975,065	$2,351,885

Accrued performance bonuses of $2,254,316 and $1,409,131 at December 31, 2015 and 2014 is attributed to the TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 10. LONG TERM DEBT

Long Term debt consisted of the following:

	December 31,	December 31,
	2015	2014
RBL Capital Group LLC	$3,965,000	$3,315,000
Convertible Notes Payable	-	-
Total Debt	3,965,000	3,315,000
Less Current Portion	(518,437)	(98,493)
Long Term Debt	$3,446,563	$3,216,507

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the RBL Loan Agreement, we may borrow up to $10,000,000 from RBL during the period of 18 months from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. At December 31, 2015 and December 31, 2014 we had $6,035,000 and $6,685,000 available on our RBL credit line.

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

Effective February 10, 2015, we entered into a $400,000 term loan note with RBL based on a draw down from the line of credit. The loan provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $10,911 per month. We paid $8,000 in costs related to this loan, which is classified within other assets on the consolidated balance sheet.

Effective March 27, 2015, we entered into a $250,000 term loan note with RBL based on the draw down from the line of credit. The loan provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $6,819 per month. We paid $5,000 in costs related to this loan, which the amortized amount is classified within other assets on the consolidated balance sheet.

During July 2014, $3,315,000 was drawn from the line and converted to a note. The note provides for interest only payments at 13.90% interest through January 2015, commencing on August 20, 2014 then monthly interest and principal payments of $90,421 through January 2019. Net proceeds from the loan were used to repay the $3.0 million MBF loan and related costs and interest, in addition to approximately $239 thousand for working capital and provided for $65 thousand loan fee in addition to the proceeds. The loan requires interest only payments at 13.90% interest through January 2015, commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019.

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

Cayman Invest, S.A.

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

During 2014, we recorded a gain on the change in fair value on the beneficial conversion derivative in the amount of $5,569,158 as a result of the conversion of the Cayman Invest loan to common stock. This was offset by a loss on debt payoff of the Cayman Invest loan in the amount of $3,962,406 primarily due to the write-off of the remaining debt discount on the loan.

A stock subscription receivable for $1,111,130 was written-off in 2015 and we are currently working to reclaim shares provided proportionally to the uncollected amounts.

Capital Sources of New York and Georgia Notes LLC

The Company had a unsecured $2,300,000 note payable to Capital Sources of New York (“CSNY”) and originally required interest-only payments at 15.0% through February 1, 2014, followed by 24 equal principal and interest installments of $111,519. On April 17, 2014 we restructured the note with CSNY, whereby the interest rate on outstanding indebtedness was reduced from 15.0% to 12.0%, with interest-only payments for a 24-month period commencing, April 1, 2014, followed by $108,268 principal and interest payments for the following 24 months commencing May 2016.

In January 2014, the preferred membership interests in Unified Payments plus accrued payment in kind (PIK) interest thereon was converted to an 8% interest-only loan with a face value of approximately $13.3 million (known as Georgia Notes 18, LLC Note). The loan matures in January 1, 2017.

On September 15, 2014 we completed a debt exchange program with Crede Capital, LLC, which eliminated both the Capital Sources and Georgia Notes debt obligations. In addition, the transaction eliminated certain unamortized related accrued interest and debt discount. On September 15, 2014, we entered into a Master Exchange Agreement with Crede CG III, Ltd., an exempted company incorporated under the laws of Bermuda (“Crede”). Prior to entering into the Agreement, Crede acquired two existing promissory notes that had been previously issued by us, one with $2,343,500 principal amount outstanding plus interest due to CSNY and the other with $13,533,360 principal amount outstanding plus interest due to Georgia Notes 18, LLC. Pursuant to the Agreement, we and Crede agreed to exchange these promissory notes for such number of shares of our common stock as determined under the Agreement based upon 80% of the volume-weighted average trading price of our Common Stock for a specified period of time (up to 90 trading days) subsequent to each exchange (the “True-Up Period”).

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

The effects of the transaction were as follows:

Total Shares Provided	5,802,945
Market Price Sept 15, 2014	$2.88
Value of Stock Issued	$16,712,482
Georgia Notes	(13,268,000)
Accrued interest	(345,360)
Discount on Georgia Notes	1,663,865
Capital Sources	(2,300,000)
Loss on Debt Extinguishment	$2,462,987

Scheduled Debt Principal Repayment

Scheduled principal maturities on RBL indebtedness at December 31, 2015 is as follows:

Long term debt consisted of the Following:

2016	$518,437
2017	872,964
2018	1,002,342
2019	1,150,897
2020	420,360
Balance December 31, 2015	$3,965,000

NOTE 11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In May 2013, we entered into a lease agreement for approximately 5,200 square feet of office space located in North Miami Beach, Florida. We moved our corporate headquarters and principal executive office to this location in June 2013. The term of the lease agreement is from May 1, 2013 through December 31, 2016, with monthly rent at the rates of $16,800 per month (or $134,400 for the initial eight-month period) for the period from May 1, 2013 through December 31, 2013, $17,640 per month (or $211,680 per year) for the period from January 1, 2014 through December 31, 2014, $18,522 per month (or $222,264 per year) for the period from January 1, 2015 through December 31, 2015 and $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016.

Netlabs Systems, LLC, through its Russian representative office, currently leases 650 square feet of office space in Yekaterinburg, Russia, where it conducts Aptito and Sales Central development activities, at annual rent of approximately $11,000. This lease expired January 10, 2015 and we moved to a larger office in the same building which is 940 square feet at annual rent of approximately $15,800. The current lease term expires January 2016 and was renewed.

Net Element Russia leases approximately 2,033 square feet of office space in Moscow, Russia at annual rent of $66,514, as well as one corporate apartment at annual rent of $14,571. The current lease term for the office space expires on January 31, 2017 and we expect to renew this lease at that time. The current lease term for the corporate apartment expired on February 28, 2017. We believe that these facilities are adequate for our anticipated needs.

Share Issuance Commitments

On December 3, 2015, the Company’s Compensation Committee approved and authorized the issuance of 5,791,717 restricted shares of the Company common stock to Oleg Firer, the Chief Executive Officer of the Company, in lieu of and in satisfaction of accrued and unpaid compensation due to him in the amount of $1,042,509. Share issuance is subject to shareholder approval and shares will be not issued and will be deemed forfeited if such shareholders’ approval is not obtained until the end of the Corporation’s fiscal year 2016, in which case Oleg Firer will be entitled to the accrued cash compensation.

On December 3, 2015, the Compensation Committee awarded to Oleg Firer, the Chief Executive Officer of the Company, 3,750,000 restricted shares of the Company common stock as performance bonus. Share issuance is subject to shareholder approval and shares will be not issued and will be deemed forfeited if such shareholders’ approval is not obtained by the end of the Corporation’s fiscal year 2016.

On December 3, 2015, the Compensation Committee awarded to Steven Wolberg, the Chief Legal Officer of the Company, 800,000 restricted shares of the Company common stock as performance bonus. Share issuance is subject to shareholder approval and shares will be not issued and will be deemed forfeited if such shareholders’ approval is not obtained by the end of the Corporation’s fiscal year 2016.

The company is committed for the future issuance of shares to satisfy its obligations for the purchase of PayOnline Systems (Also see Note 4).

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

OOO-RM Invest

On March 17, 2014, we were served with a lawsuit brought by OOO-RM Invest in the US District Court, Southern District of Florida. In its complaint, OOO-RM Invest claims that on or about July 11, 2012 it entered into an “oral agreement” with us allegedly agreeing: (a) to form a new entity, TOT Money International, LTD that would continue the operations of Plaintiff; (b) that we would provide TOT Money International, LTD financing in the amount of 600,000,000 Russian rubles; (c) that we would assume certain liabilities of Plaintiff; (d) that we would be responsible for all business operations of Plaintiff and TOT Money International, LTD; (e) that we would deliver DST account and stated key DST structures to TOT Money International, LTD; (f) that Plaintiff would receive a 30% ownership stake in TOT Money International, LTD and/or receive shares of stock in the Company; (g) that Tcahai Hairullaevich Katcaev would hold the position of General Director of TOT Money; (h) Plaintiff would provide TOT Money International, LTD with access to Plaintiff’s operating accounts; and (i) Plaintiff would transfer client accounts and contracts to TOT Money. Plaintiff claims that we breached our obligations pursuant to that alleged oral agreement, and was seeking, among other things, compensatory damages in excess of $50 million.  We filed multiple counterclaims against the Plaintiff.

On August 12, 2014, legal counsel representing Net Element, Inc. received a Notice from the American Arbitration Association advising that the same Plaintiffs in the RMV Invest case above have instituted a parallel Arbitration claim dealing with substantially the same issues as addressed in the lawsuit. As with the referenced lawsuit, we strongly deny the allegations referenced in the arbitration proceedings. Legal counsel representing us filed a Motion to Dismiss, or in the Alternative, Stay Arbitration in the federal court case.  That Motion was denied on the basis that there is a pending Motion to Dismiss on jurisdictional Grounds. In October 2014, legal counsel filed a Motion to Dismiss with the Arbitrator on several grounds: (1) by filing the federal court action RM Invest waived its right to arbitrate and (2) RM Invest should not be permitted to pursue the same relief in two actions.  The Arbitration case was dismissed in view of the Federal Court action.

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

Wayne Orkin

On June 27, 2014, we were served with a lawsuit filed in the Los Angeles County of the Superior Court of California by Wayne Orkin (“Orkin”). Orkin was a former employee of an entity First Business Solutions, LLC (“FBS”) that was a subsidiary of Unified Payments, LLC. The assets of Unified Payments, LLC were acquired by us in April 2013. Unified Payments, LLC is also a named defendant in this lawsuit. In his complaint, Orkin is claiming a “unity of interest in ownership” between the Defendants and that each of the named defendants were agents, alter egos and authorized representatives of one another. Orkin claims that the defendants breached its obligations pursuant to a verbal agreement allegedly into entered into in 2010 whereby he would allegedly be entitled to certain royalties resulting from the sales of a payment browser technology purchased by FBS from Orkin’s entity. The Plaintiff is claiming unspecified damages for alleged breach of contract, breach of covenant of good faith and fair dealing, misappropriation of technology, fraud and conversion. The Company asserts that it never had any dealings with Orkin and strongly denies all allegations contained in the Complaint.

On September 23, 2014, The Court upheld the Motion to set aside a default judgment previously entered against Unified Payments. On the Motion to Dismiss (“demurrer”), Plaintiffs attorney filed an amended complaint to address certain deficiencies raised by our counsel. Requests for Discovery were served on Plaintiff’s counsel who recently requested an extension for filing responses thereto. At the court hearing on our demurrer to the Plaintiffs First Amended Complaint, the court gave the Plaintiff another opportunity to clarify its Complaint and Orkin filed a Second Amended Complaint in the California litigation on June 8, 2015. The Defendants filed a Demurrer in response. At a hearing on the matter, the judge sustained the Defendants demurrer to the breach of fiduciary duty claim against Unified Payments and Net Element –essentially dismissing these claims. However, the judge allowed the contract and fraud claims to proceed against all defendants. The parties recently took depositions of various Plaintiff and Defendant parties. Litigation is proceeding in the California Courts and the trial is currently scheduled for June 27, 2016.

As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration. A Demand for Arbitration was served on the company on May 5th. The Company will be defending the claims set out in the Arbitration Complaint. The Company did not assume any of the contracts from the Unified Payments entity it acquired in 2013. The Company understands that the Predecessor Unified entity has filed counterclaims against Orkin in the arbitration matter and that the Arbitration is scheduled for hearing at the end of May 2016.

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

Zell recently filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court dismissed Zell’s Motion to dissolve the injunction and the case is moving forward.  Zell served Discovery demands on the Company that was addressed by legal counsel. The matter remains pending.

Dan Hudson

In August 2015, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Dan Hudson for defamation of our Company and CEO and tortious interference with our business relationships. The Motion is for an injunction against Hudson enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. The Company has been unable to locate the Defendant to serve process on him. This matter is proceeding.

Mari Vanna

In March 2016, the Company learned that Mari Vanna DC, LLC (“the Plaintiff”) had filed a lawsuit in the United States District Court for the District of Columbia against Net Element and its TOT Group and Unified Payments subsidiaries.  The Company has not been served any legal papers at this time but is aware of the filed suit.  The Plaintiff alleges among other things, that the Company and its subsidiaries improperly withheld and failed to remit certain credit card transaction proceeds they processed on behalf of the Plaintiff.  The Company disputes the allegations in the lawsuit and has proactively entered into discussions with the Plaintiff to resolve this matter.  The parties have tentatively reached a settlement of this matter.

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

NOTE 12. RELATED PARTY TRANSACTIONS

At January 1, 2014, we had $1,451,357 due to related parties, consisting primarily of $1,149,391 due to T1T Lab, and $301,966 due to Enerfund. Pursuant to a letter agreement dated June 10, 2014, we agreed to pay Enerfund $77,128 and Enerfund agreed to forgive amounts due in excess of this amount. As a result, we recorded a gain of $241,173 for the quarter ended September 30, 2014 when we adjusted our related party payable from Enerfund from $301,966 to $77,128. The $77,128 due to Enerfund was paid in October 2014.

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

On September 18, 2015 we received $50,000 and $100,000 from an officer of the Company and a member of the board of directors, respectively.

On October 5, 2015 we received $50,000 and on October 6, 2015 we received an additional $50,000 from a company affiliated with the CEO of Net Element.

We received three installments of $332,985, on October 7, 2015, November 12, 2015 and December 11, 2015 from a member of the Board of Directors. This balance was settled with stock during the fourth quarter of 2015.

During 2015 the Company’s CEO and Star Capital (an entity related to the CEO) provided advances to the Company totaling $745,712 of which $425,000 was paid back during 2015, $125,000 in cash and $300,000 in common stock of the Company. Outstanding advances from our CEO and Star Capital are $320,712 at December 31, 2015. Total due to related parties was $329,881 at December 31, 2015 with $9,169 were attributed to our Mobile Solutions and Online Solutions.

NOTE 13. STOCKHOLDERS’ EQUITY

On December 9, 2014, our shareholders approved the increase in authorized common stock from 100,000,000 to 200,000,000.

On June 12, 2015, our shareholders approved the increase in authorized common stock from 200,000,000 to 300,000,000.

On September 11, 2015, we entered into a letter agreement (as subsequently amended) by and among our company and certain accredited investors, including certain of our directors and officers, providing for the issuance of 11,357,143 restricted shares of our common stock in the aggregate and options to purchase 11,357,143 restricted shares of common stock for cash (the “Equity Funding”). The per share purchase price of each restricted share was $0.14. Consummation of the transaction was subject to shareholder approval which was received in November 2015.

The options expire on the fifth (5th) annual anniversary of the date of the letter agreement. Prior to expiration, each restricted options is exercisable into one restricted share at the exercise price of $0.22 (110% of the closing trading price of Common Stock reported on The NASDAQ Capital Market on the date of the letter agreement). Each investor may elect to exercise it or his amended restricted option through a cashless exercise.

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

On December 10, 2014, the Compensation Committee of the Board of Directors of the Company approved and authorized the issuance to various employees, 1,807,921 restricted shares of common stock of the Company and 119,194 incentive stock options of the Company for services performed during 2013 – 2015 and recorded a compensation charge of $1,684,534 for the 2013 – 2014 portion of these grants. An additional $897,800 of non-cash compensation expense was recorded during 2015 as the 670,000 restricted shares granted vest ratably during 2015.

On December 8, 2015, we issued 3,167,351 incentive stock options with an exercise price of $0.24 per share. The options have a 10-year life and we recorded compensation expense of $996,598 at time of issuance for the Black-Scholes value of options provided.

During 2015 and 2014, we issued common stock to the members of our Board of Directors and recorded compensation charges of $87,000 and $225,550 respectively.

Stock Issuances

In May 2014, the Company issued 100,000 shares of its common stock in connection with a restructuring of its indebtedness to MBF Merchant Capital, LLC.

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

On June 30, 2014, as a result of the closing of the credit facility under the RBL Loan Agreement, the entire principal amount of the Cayman Invest Note was converted into 5,569,158 shares of common stock constituting approximately 15% of the then outstanding shares of common stock of the Company.

On September 15, 2014, we entered into a Master Exchange Agreement, (the “Agreement”) with Crede. Crede acquired two existing promissory notes that had been previously issued by the Company, one with $2,343,500 principal amount outstanding plus interest due to Capital Sources of New York and the other with $13,533,360 principal amount outstanding plus interest due to Georgia Notes 18, LLC. Pursuant to the Agreement, the Company and Crede agreed to exchange the promissory notes held for shares of the Company’s common stock, as determined under the Agreement.

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

The conversion rights embedded in the Series A Convertible Preferred Stock are at a conversion price below-market, and subject to further market price adjustments and “down round” provisions. As a result, the beneficial conversion feature (“BCF”) was accounted for as derivative financial instrument. The BCF was valued at date of issuance using the Black- Scholes-Merton options pricing model, resulting in a recorded value of $212,918 at the time of issuance.

During the year ended December 31, 2015, holders of Series A Convertible Preferred Stock converted 5,500 shares of such preferred stock in exchange for 39,889,354 shares of our common stock. Pursuant to the agreement, we issued an additional 4,208,049 shares of our common stock resulting in a $1,346,648 charge for the value of the shares issued. Additionally, we recorded preferred stock dividends of $1,585,092 for this transaction during 2015. The preferred stock issuance and subsequent conversions occurred during 2015 and accordingly, there were no charges for this during 2014.

NOTE 14. WARRANTS AND OPTIONS

Warrants

In 2013, the Company (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 8,940,000 shares of common stock in connection with its private placement and initial public offering. At December 31, 2015 and 2014, we had warrants outstanding to purchase 8,938,900 shares of common stock.

We issued 2,709,360 warrants to purchase shares of our common stock on April 30, 2015, which were exchanged for 2,500,000 shares of common stock on December 1, 2015. These warrants had a term of three years from issuance and are immediately exercisable to purchase shares of our common stock at an initial exercise price of $1.74 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the exercise price. For additional information, see “—Senior Convertible Notes and Warrants” in Note 8 above.

At December 31, 2015, the warrants had a weighted average exercise price of $7.50 and a weighted average remaining contract term of 1.75 years. At December 31, 2014, the warrants had a weighted average exercise price of $7.50 and a weighted average contract term of 2.75 years. These warrants have no intrinsic value at December 31, 2015 and 2014.

Options

In November 2015, we issued options to purchase 11,357,143 common shares at $0.22 per share with a life of 5-years. The options were issued in connection with insider financing which provided for the sale of 11,357,143 shares of common stock and an equal number of options. We recorded a $904,222 compensation expense for the value of the options issued.

At December 31, 2015, we had 14,643,688 options outstanding with a weighted average exercise price of $0.23 and a weighted average remaining contract term of 5.98 years. At December 31, 2014, we had 119,194 incentive stock options outstanding with a weighted average exercise price of $1.34 and a weighted average remaining contract term of 9.94 years. These options had no intrinsic value as of December 31, 2015 and 2014.

NOTE 15. INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	December 31,	December 31,
	2015	2014
United States	$(11,748,447)	$(11,024,546)
Foreign	(1,579,479)	809,780
	$(13,327,926)	$(10,214,766)

There was no current U.S. income tax or deferred income tax provision for years ended December 31, 2015 and December 31, 2014. There were current foreign tax provisions of $79,000 and $154,036 for the years ended December 31, 2015 and December 31, 2014 respectively.

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate at December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014
U. S. Federal statutory income tax rate	34.0%	34.0%
State income tax, net of federal tax benefit	4.1%	3.3%
Debt Extinguishment	0.0%	-8.4%
Currency translation adjustment	3.9%	3.7%
Stock based compensation related permanent differences	-5.9%	0.0%
Dividend Preferred Stock related permanent differences	-3.6%	0.0%
Change in uncertain tax liabilities	-0.5%	-1.4%
Difference in foreign tax rates	0.1%	-0.6%
Change in valuation allowance	-32.7%	-32.0%
Effective income tax rate	-0.6%	-1.4%

The effective tax rate on operations of -0.6% at December 31, 2015 varied from the statutory rate of 34%, primarily due to the permanent difference related to dividends paid on preferred stock, stock based compensation and the increase in our valuation allowance. The effective rate on operations of -1.4% at December 31, 2014 varied from the statutory rate of 34% primarily due to the permanent difference related to debt extinguishment and the increase in our valuation allowance.

Significant components of our deferred tax assets and liabilities as of December 31, 2015 and December 31, 2014 are as follows:

	December 31,	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forwards	$17,086,460	$14,590,807
Stock based compensation	572,004	-
Contingent legal expenses	235,259	-
Basis difference in goodwill	3,038,988	3,488,850
Basis difference in fixed assets	62,710	11,815
Basis difference in intangible assets	1,447,782	1,286,862
Valuation allowance for deferred tax assets	(22,443,203)	(19,378,334)
Total deferred tax assets	-	-

Deferred tax liabilities:
Basis difference in fixed assets	-	-
Basis difference in intangible assets	-	-
Total deferred tax liabilities	-	-
Net deferred taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At December 31, 2015, we had cumulative federal and state net operating losses (“NOLs”) carry forwards of approximately $44.9 million. At December 31, 2014, we had cumulative federal and state NOLs carry forwards of approximately $38.8 million. We also have $10.4 million and $9.2 million in foreign NOLs as of December 31, 2015 and 2014, respectively. The valuation allowance was increased by $3.1 million in fiscal year 2015. The fiscal 2015 increase was primarily related to additional operating loss incurred, and difference in tax and book basis of goodwill and other intangible assets. We have considered all the evidence, both positive and negative, that the NOLs and other deferred tax assets may not be realized and have recorded a valuation allowance for $22.4 million. The federal NOLs begin to expire in December 2025 while the foreign NOLs begin to expire in 2023.

The timing and manner in which we will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by the Company at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carryforward limitation periods. In the year 2015, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. The Company can still fully utilize the NOLs generated after the change of the ownership, which was approximately $5.1 million. Thus, the total of approximately $9.2 million as of December 31, 2015 is available to offset future income.

NOTE 16. SEGMENT INFORMATION

Prior to the third quarter of 2015, we had a single reportable business segment: payment processing for electronic commerce. On May 20, 2015, we obtained financial and operational control of PayOnline, a provider of online payment processing of online transactions in emerging markets for services fees. Additionally, we rebranded our mobile payments business to Digital Provider and began reporting gross revenues for mobile payments where we provide access to branded content. Given the size of assets and revenues from PayOnline and Digital Provider, we began reporting segment information for three operating segments.

Our three reportable segments include: (i) North America Transaction Solutions for electronic commerce, (ii) mobile solutions (primary Russian Federation and CIS) (iii) Online solutions, which started up with our acquisition of PayOnline Solutions on May 20, 2015. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. During the twelve months ending December 31, 2015, the principal revenue stream for all segments came from services fees and branded content. During the twelve months ending December 31, 2014 the revenue stream for all segments was service fees.

Factors management used to identify the entity’s reportable segments

The Company’s reportable segments are business units that offer different products and services in different geographies. The reportable segments are each managed separately because they offer distinct products, in distinct geographic locations, with different delivery and service processes.

North America Transaction Solutions

Our US payment processing business segment consists of the former Unified Payments business and Aptito. This segment operates primarily in North America. In March 2013, we acquired all of the business assets of Unified Payments, a provider of comprehensive turnkey, payment processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States.

In April 2013, we purchased 80% of Aptito, a cloud based Software-as-a-Service (“SaaS”) restaurant management solution, which provides integrated POS, mPOS, Kiosk, Digital Menus functionality to drive consumer engagement via Apple® iPad®-based POS, kiosk and all other cloud-connected devices.

Mobile Solutions

Our Russian mobile and online payment processing segment consists of Digital Provider which operates primarily in Russia.

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

Online Solutions

On May 20, 2015, we acquired the net assets that comprise PayOnline, which includes a protected payment processing system to accept bank card payments for goods and services. PayOnline primarily operates in Russia and CIS.

The accounting policies of the individual transactions in the reportable segments are the same as those of the Company, as described in Note 1. Transactions between reportable segments are primarily conducted at market rates, resulting in segment profits or expenses that are eliminated for reporting consolidated results.

Segment Summary Information

Geographic Summary Information

	2015 Revenues	2015 Long-Lived Assets	2014 Revenues	2014 Long-Lived Assets
North America	$27,388,598	$2,912,363	$19,373,877	$3,089,053
Russia and CIS	12,846,764	6,366,814	1,862,827	94,460

The following tables present financial information of the Company’s reportable segments at December 31, 2015. The “corporate and eliminations” column includes all corporate expenses and intercompany eliminations for consolidated purposes. Prior to May 20, 2015, we only had one segment – Payment processing for electronic transactions.

Twelve months ended December 31, 2015	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$27,388,598	$9,043,705	$3,803,059	$-	$40,235,362
Cost of revenues	23,497,808	8,124,763	2,354,644	-	33,977,215
Gross Margin	3,890,790	918,942	1,448,415	-	6,258,147
Gross margin %	14%	10%	38%	-	16%
General, administrative, asset disposal and other (Unallocated includes $4,306,304 in share based compensation)	2,038,833	1,043,187	1,349,970	9,184,791	13,616,781
Provision (recovery) for bad debt	749,952	(100,868)	-	487	649,571
Depreciation and amortization	1,212,266	20,625	971,830	308,441	2,513,162
Interest expense (income), net	538,994	-	773	3,035,931	3,575,698
Loss on change in fair value and settlement of beneficial conversion derivative	-	-	-	26,932,496	26,932,496
Gain on debt extinguishment		-	-	(27,743,980)	(27,743,980)
Net (loss) income for segment	$(649,255)	$(44,002)	$(874,158)	$(11,718,166)	$(13,285,581)
Segment assets	$7,673,994	$1,848,574	$7,531,767	$5,859,226	$22,913,561
Expenditures for long-lived assets	$991,739	$67,039	$4,429,664	$-	$5,488,442

Twelve months ended December 31, 2014	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$19,373,877	$1,862,827	$-	$-	$21,236,704
Cost of revenues	15,925,924	-	-	-	15,925,924
Gross Margin	3,447,953	1,862,827	-	-	5,310,780
Gross margin %	18%	100%	-	-	25%
General, administrative, asset disposal and other (Unallocated includes $4,267,334 in share based compensation)	2,859,512	573,239	-	7,920,493	11,353,244
Provision (recovery) for bad debt	496,711	(1,649,858)	-	-	(1,153,147)
Depreciation and amortization	2,009,332	2,894	-	345,910	2,358,136
Interest expense (income), net	2,388,833	271,233	-	1,045,628	3,705,694
Income from change in fair value and settlement of beneficial conversion derivative	-	-	-	(5,569,158)	(5,569,158)
Loss on debt extinguishment	-	-	-	6,184,219	6,184,219
Gain on debt restructure				(1,596,000)	(1,596,000)
Net (loss) income for segment	$(4,306,435)	$2,665,319	$-	$(8,331,092)	$(9,972,208)
Segment assets	$5,860,470	$1,761,752	$-	$6,700,447	$14,322,669
Expenditures for long-lived assets	$1,866,323	$69,307	$-	$-	$1,935,630

NOTE 17. SUBSEQUENT EVENTS

On January 21, 2016, the Company entered into an amendment of a letter agreement with its Chairman, Kenges Rakishev. The amendment provided for $910,000 in equity financing to the Company in exchange for the issuance by the Company of (i) 4,664,275 restricted shares of the Company’s common stock based on $0.1951 per share; and (ii) options to purchase 4,664,275 restricted shares of the Company’s common stock.

Each common stock option will expire on the fifth (5th) annual anniversary of the date of the amendment and shall be exercisable (prior to its expiration) into one (1) Restricted Share at the exercise price equal to $0.2146 or may elect to exercise his restricted options through a cashless exercise.

The transaction is subject to shareholder approval. In the event that the Stockholders Approval is not obtained within 120 days from the amendment date, the Investor and the Company agreed that at the Investor’s election, (i) the purchase price for the Restricted Shares and the Restricted Options shall be automatically amended to be equal to the product of (x) 4,664,275 and (y) the sum of $0.1951 and $0.125, in which case the Investor will have paid to the Company the difference between such price and the previously paid purchase price for the Restricted Shares and the Restricted Options, (ii) the number of Restricted Shares and the Restricted Options issuable to the Investor will be adjusted to be equal to the quotient determined by dividing (I) $910,000 by (II) $0.3201, or (iii) the Restricted Options will not be issued and the Investor will be issued the number of Restricted Shares calculated on the basis of $0.1951 per share purchase price.

On February 26, 2016, the Company’s CEO advanced $55,924 for working capital purposes.

During January 2016, the Company issued 167,500 incentive shares representing the final vesting of December 2014 grant. A compensation expense of $224,450 was taken in December 2015. These shares were considered outstanding at December 31, 2015 since they vest January 1, 2016.

Pursuant to the second installment provisions of the PayOnline purchase agreement, the Company issued 425,650 shares in January 2016 pursuant to the earn-out calculation in the contract.

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

3.5

Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6

Certificate of Amendment to Amended and Restated Certificate of Incorporation, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

3.7

Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.8

Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.10	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)
4.1	Specimen Common Stock Certificate of Net Element International, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Company with the Commission on August 31, 2012)

4.2	Warrant Certificate of Cazador Acquisition Corporation Ltd. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

4.3	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others (incorporated by reference to Exhibit 10.5 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.4	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.5	Secured Convertible Senior Promissory Note dated April 21, 2014 between the Company and Cayman Invest, S.A. (incorporated by reference to Exhibit 4.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 22, 2014)

4.6	Form of Amended and Restated Restricted Options to Purchase Shares of Restricted Common Stock (incorporated by reference to Exhibit 4.1 to Net Element’s Current Report on Form 8-K filed with the Commission on October 7, 2015)

4.7	Form of Option to Kenges Rakishev to Purchase Shares of Restricted Common Stock (incorporated by reference to Exhibit 4.1 to Net Element’s Current Report on Form 8-K filed with the Commission on January 22, 2016)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

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

10.6

Credit Agreement, dated August 17, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.7	Agreement of Property Rights Pledge, dated August 17, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.8	General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (including related supplementary agreements) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2012)

10.9	Supplemental Agreements dated September 19, 2012, which amend the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.10#	Management and Consulting Services Agreement, dated October 24, 2012, between Bond Street Management LLC and Net Element International Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2012)

48

10.11

Agreement on transfer of rights and obligations, dated July 1, 2012, among Mobile Telesystems OJSC, OOO RM-Invest and OOO Digital Provider (formerly OOO TOT Money), with respect to Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from this Agreement.  The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

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

10.13

Contract No. CPA-86, dated September 1, 2012, between OJSC Megafon and OOO Digital Provider (formerly OOO TOT Money) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA-86.  The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.14	Contract No. 0382, dated September 20, 2012, between OJSC VimpelCom and OOO Digital Provider (formerly OOO TOT Money) (including Supplementary Agreement No. 1 thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. 0382 and Supplementary Agreement No. 1 thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.15	Loan Agreement, dated November 26, 2012, between Net Element International, Inc. and Infratont Equities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2012)

10.16	Term Sheet, dated March 8, 2013, between Unified Payments, LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

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

10.21

Loan Agreement, dated July 12, 2012, between OOO Digital Provider (formerly OOO TOT Money) and OOO RM Invest, as amended on July 30, 2012, August 17, 2012 and February 25, 2013 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.22	Termination Agreement for Management and Consulting Agreement, dated April 15, 2013, between Net Element International, Inc. and Bond Street Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013)

10.23	Form of Indemnification Agreement for executive officers, entered into between Net Element International, Inc. and each of Jonathan New, Dmitry Kozko, and Francesco Piovanetti (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 15, 2013)

10.24	Contract No. CPA/ML-17, dated March 1, 2013, between ZAO MegaLabs and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 15, 2013) (Net Element, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA/ML-17. The omitted information has been separately filed with the Commission.)

10.25	Commercial Lease, dated May 1, 2013, between BGC LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.26	Promissory Note, dated May 13, 2013, in the original principal amount of $2 million made by Net Element International, Inc. and payable to K1 Holding Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.27#

Letter Agreement, dated January 14, 2013, among OOO Digital Provider (formerly OOO TOT Money), Tcahai Hairullaevich Katcaev and Varwood Holdings Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.28#	Letter Agreement, dated July 1, 2013, among OOO Digital Provider (formerly OOO TOT Money), OOO NETE, Net Element International, Inc. and Tcahai Hairullaevich Katcaev (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.29#	Settlement, Separation Agreement and General Release, dated May 10, 2013, between Net Element International, Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.30	Letter Agreement, dated August 28, 2013, among Net Element International, Inc., Oleg Firer, Steven Wolberg, Vladimir Sadovskiy, Georgia Notes 18, LLC, Kenges Rakishev and Mike Zoi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013)

10.31	Services Agreement, dated December 5, 2013, between Net Element International, Inc. an K 1 Holding Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.32	Letter Agreement, dated December 5, 2013, among TGR Capital, LLC, Net Element International, Inc. and K 1 Holding Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.33	Form of Incentive Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.34	Form of Non-Qualified Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.35	Form of Restricted Share Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.36	Assignment of Membership Interest, dated February 11, 2014, between Net Element, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Commission on May 15, 2014)

10.37	Loan and Security Agreement, dated June 30, 2014, among RBL Capital Group, LLC, as lender, and TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, as co-borrowers (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 2, 2014)

10.38	Amendment No. 1 effective June 30, 2014 between the Company and Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy (incorporated by reference to Exhibit 10.2 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Commission on August 14, 2014)

10.39	Master Exchange Agreement, dated as of September 15, 2014 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on September 15, 2014)

10.40	Supplement Agreement No. 14, dated May 21, 2014 (but executed by OOO Digital Provider (formerly OOO TOT Money) on September 17, 2014), to the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Receivables (Factoring) within Russia, dated September 19, 2012, between JSC Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on September 24, 2014)

10.41	Supplement Agreement No. 15, dated September 17, 2014, to the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Receivables (Factoring) within Russia, dated September 19, 2012, between JSC Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on September 24, 2014)

10.42	General Agreement No. 09969-HP on General Conditions of Factoring Services under “Liquidity” Program, dated as of November 5, 2014, between Bank Otkritie Financial Corporation and Digital Provider Limited Liability Company (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on November 19, 2014)

10.43	Additional Agreement on Factoring Services under “Finance” Program to General Agreement on General Conditions of Factoring Services under “Liquidity” Program No. 09969-HP as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on November 19, 2014)

10.44	Equity Distribution Agreement between the Company and Revere Securities, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

10.45	Securities Purchase Agreement (Series A Preferred Stock) among the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.46	Voting Agreement (related to Series A Preferred Stock sale) among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.47	Form of Lock-Up Agreement (related to Series A Preferred Stock transaction) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.48	Securities Purchase Agreement (Senior Convertible Notes and Warrants) among the Company and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 17, 2015)

10.49	Registration Rights Agreement among the Company and the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.50	Form of Lock-Up Agreement (related to Senior Convertible Notes and Warrants transaction) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.51	Form of Voting Agreement (related to Senior Convertible Notes and Warrants transaction) among the Company and the stockholders thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.52	Acquisition Agreement, dated May 20, 2015, among TOT Group Europe Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc. and Champfremont Holding Ltd., Polimore Capital Limited, Brosword Holding Limited and other Target Companies listed in Exhibit B thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.53	Escrow Agreement, dated May 20, 2015, among TOT Group Europe Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and Reznick Law, PLLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.54	Guaranty, dated May 20, 2015, among Net Element, Inc., Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.55	Guaranty, dated May 20, 2015, by Lacerta Management Ltd in favor of TOT Group Europe Ltd., and ТOT Group Russia LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-Kfiled with the Commission on May 27, 2015)

10.56	Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.57	Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.58	Letter Agreement, dated as of September 11, 2015, among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2015)

10.59	Additional Letter Agreement among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2015)

10.60	Amendment to Letter Agreement dated August 4, 2015, dated December 1, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015)

10.61	Amendment to Letter Agreement dated August 4, 2015, dated December 1, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015)

10.62	Second Additional Letter Agreement, dated as of January 21, 2016, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2016)

16.1

Letter regarding change in certifying accountant from Daszkal Bolton LLP to the Securities and Exchange Commission, dated November 21, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 26, 2012)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2015 and 2014; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

____________________

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

