Form 10-Q
period 2016-03-31
Net Element, Inc.
filed 2016-05-16
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 11, 2016 was 114,252,465.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

•	the impact of any new or changed laws, regulations, card network rules or other industry standards affecting our business including the U.S. government decision to impose sanctions or other legal restrictions that may restrict our ability to do business in Russia;
•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
•	our and our bank sponsors’ ability to adhere to the standards of the Visa® and MasterCard® payment card associations;
•	our reliance on third-party processors and service providers;
•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
•	our ability to pass along increases in interchange costs and other costs to our merchants;
•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;
•	the effects of increased competition, which could adversely impact our financial performance;
•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
•	the effect of adverse business conditions on our merchants;
•	our ability to adopt technology to meet changing industry and customer needs or trends;
•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
•	the impact of seasonality on our operating results;
•	the impact of any failure in our systems due to factors beyond our control;
•	the impact of any material breaches in the security of third-party processing systems we use;
•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing or VAT on content;
•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
•	our ability (or inability) to continue as a going concern;
•	the willingness of the Company’s majority stockholders, and/or other affiliates of the Company, to continue investing in the Company’s business to fund working capital requirements;
•	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
•	the other factors those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A of this Report and our subsequent filings with the U.S. Securities and Exchange Commission (the “Commission”).

If these or other risks and uncertainties (including those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A of this Report and the Company’s subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the Commission after the date of this Report.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

2

Net Element, Inc.

Form 10-Q

For the Three Months Ended March 31, 2016

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$724,509	$1,025,747
Accounts receivable, net	4,424,761	5,198,993
Prepaid expenses and other assets	1,311,979	1,106,016
Total current assets, net	6,461,249	7,330,756
Fixed assets, net	151,212	162,123
Intangible assets, net	4,969,863	5,423,880
Goodwill	9,643,752	9,643,752
Other long term assets	389,680	353,050
Total assets	21,615,756	22,913,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5,075,959	5,858,837
Deferred revenue	572,002	743,910
Accrued expenses	3,131,234	2,975,066
Notes payable (current portion)	570,017	518,437
Due to related parties	1,239,856	329,881
Total current liabilities	10,589,068	10,426,131
Notes payable (net of current portion)	3,469,983	3,446,563
Total liabilities	14,059,051	13,872,694

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015)	-	-
Common stock ($.0001 par value, 300,000,000 shares authorized and 113,168,685 and 112,619,596 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	11,317	11,262
Paid in capital	154,782,677	154,351,558
Accumulated other comprehensive loss	(1,595,563)	(1,565,822)
Accumulated deficit	(145,802,767)	(143,955,048)
Noncontrolling interest	161,041	198,917
Total stockholders' equity	7,556,705	9,040,867
Total liabilities and stockholders' equity	$21,615,756	$22,913,561

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2016	2015

Net revenues
Service fees	$9,363,820	$5,540,207
Branded content	1,897,239	-
Total Revenues	11,261,059	5,540,207

Costs and expenses:
Cost of service Fees	7,598,184	4,614,072
Cost of branded content	1,787,057	-
General and administrative (includes $360,984 and $601,371 of share based compensation for the three months ended March 31, 2016 and 2015 respectively)	2,449,297	2,637,469
Bad debt expense	251,741	9,331
Depreciation and amortization	888,118	438,769
Total costs and operating expenses	12,974,397	7,699,641
Loss from operations	(1,713,338)	(2,159,434)
Interest expense, net	(150,438)	(117,594)
Other (expense) income	(21,819)	29,073
Net loss before income taxes	(1,885,595)	(2,247,955)
Income taxes	-	-
Net loss	(1,885,595)	(2,247,955)
Net loss attributable to the noncontrolling interest	37,876	8,747
Net loss attributable to Net Element, Inc. stockholders	(1,847,719)	(2,239,208)

Foreign currency translation	(29,741)	(108,167)
Comprehensive loss attributable to common stockholders	$(1,877,460)	$(2,347,375)

Loss per share - basic and diluted	$(0.02)	$(0.05)

Weighted average number of common shares outstanding - basic and diluted	112,934,343	46,057,972

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(1,847,719)	$(2,239,208)
Adjustments to reconcile net loss to net cash used in operating activities
Non controlling interest	(37,876)	(8,747)
Share based compensation	360,984	601,371
Deferred revenue	(171,908)	(34,858)
Depreciation and amortization	888,118	438,769
Changes in assets and liabilities
Accounts receivable	436,453	131,020
Prepaid expenses and other assets	334,291	278,319
Accounts payable	(865,158)	667,819
Accrued expenses	(44,186)	356
Net cash used in operating activities	(947,001)	(165,159)

Cash flows from investing activities
Purchase of fixed and other assets	(396,819)	(6,849)
Net cash used in investing activities	(396,819)	(6,849)

Cash flows from financing activities
Proceeds from indebtedness	75,000	650,000
Repayment of indebtedness	-	(8,710)
Related party advances	910,045	125,000
Net cash provided by financing activities	985,045	766,290

Effect of exchange rate changes on cash	57,537	(331,346)
Net (decrease) increase in cash	(301,238)	262,936

Cash at beginning of period	1,025,747	503,343
Cash at end of period	$724,509	$766,279

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$150,438	$118,910
Taxes	$86,770	$30,505

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Net Element, Inc. (“We”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in mobile payments and other transactional services in emerging countries and in the United States. We have three reportable segments: (i) North America Transaction Solutions for electronic commerce, (ii) Mobile Solutions (primary Russian Federation and Commonwealth of Independent States (“CIS”)) (iii) Online Solutions, which started up with our acquisition of PayOnline Solutions on May 20, 2015. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We are able to deliver these services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses. Through TOT Group Russia and Net Element Russia, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Russian Federation, CIS, Europe and Asia.

Business

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. In addition, we partner with banks such as BMO Harris Bank, N.A. in the United States and VTB Bank, Bank of Moscow, Raiffeisen Bank, Kazkommertsbank, and Rietumu Bank in the Russian Federation, CIS, Europe and Asia to sponsor us for membership in Visa® , MasterCard® and/or other card associations and to settle transactions with merchants. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services.

Our mobile payments business, Digital Provider, LLC (f/k/a Tot Money, LLC) (“Digital Provider”) provides carrier-integrated mobile payments solutions. Our relationships with mobile operators give us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer our clients in-app, premium SMS, online and carrier billing services.  We also market our own branded content which is a new business line for our mobile commerce business.

PayOnline provides flexible high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems, which includes Amadeus® and Sabre®. Key regions of the PayOnline company are the CIS, Eastern Europe, Central Asia, Western Europe, North America and Asia major sub regions. PayOnline offices are located in Russia and in the Republic of Cyprus. We included the results of PayOnline starting in May 20, 2015.

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

Significant estimates include (i) the valuation of acquired merchant portfolios, (ii) the recoverability of indeterminate-lived assets, (iii) the remaining useful lives of long-lived assets, and (iv) the sufficiency of merchant, aggregator, legal, and other reserves. On an ongoing basis, we evaluate the sufficiency and accuracy of our estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts and we have no cash equivalents. At March 31, 2016 and December 31, 2015, the U.S. based bank balances did not exceed Federal Deposit Insurance Corporation (FDIC) insured institution limits of $250,000.

We maintain approximately $609,885 and $922,062 in uninsured bank accounts in Russia, Ukraine, Cyprus and the Cayman Islands at March 31, 2016 and December 31, 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated net of allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. In Russia, the service providers are large telecommunication companies and their affiliates, so we do not reserve for these receivables given their financial strengths and our historical experience with such companies. Allowance for doubtful accounts was $103,031 at March 31, 2016 and December 31, 2015 respectively.

Other Current Assets

We maintain an inventory of point of sale terminals (including iPads® used for mobile point of sale), which we use to service both merchants and independent sales agents. If the terminals are sold for a fee, we expense the cost of these terminals, plus any setup fees at the time of the sale. Often, we will provide the terminals as an incentive to such merchants and independent sales agents to enter into a merchant contract with us, which have an average length of three years. In such case, the cost of the terminal plus any setup fees will be amortized over the three years. If the merchants early terminate their contract with us, they are obligated to either return the terminal or pay for the terminal. We had $414,297 in terminals and related equipment at March 31, 2016 and $345,459 at December 31, 2015, of which $190,874 has been placed with merchants at March 31, 2016 and $268,501 at December 31, 2015. Amortization of these terminals amounted to $36,646 and $30,735 for the three months ended March 31, 2016 and 2015, respectively.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three months ended March 31, 2016 and 2015, we did not recognize any charges for impairment of goodwill and intangible assets.

Intangible Assets

Included in our intangible assets are merchant portfolios which represent the net carrying value of an acquired merchant customer base. Merchant portfolios are amortized on a straight-line basis over their respective useful lives, generally three to five years. Merchant portfolios are assessed for impairment if events or circumstances indicate that their respective carrying values are not recoverable from the future anticipated undiscounted net cash flows attributable to such assets. In such cases, the amount of any potential impairment would be measured as the excess, if any, of carrying value over the fair value of such assets.

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

Unamortized customer acquisition costs were $1,255,231 and $1,048,060 at March 31, 2016 and December 31, 2015, respectively, and are reflected as intangible assets in the accompanying unaudited condensed consolidated balance sheets.  During the three months ended March 31, 2016, we capitalized customer acquisition costs of $350,475, and amortized $143,304 over the three months ended March 31, 2016. During the twelve months ended December 31, 2015, we capitalized customer acquisition costs of $878,085, and amortized $356,757 over the twelve months ended December 31, 2015.

Goodwill

Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with the acquisitions of Unified Payments and PayOnline.

Goodwill is not amortized but is tested, using the income approach, for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the related entity below its carrying value.

The income approach employs a cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management.

Accrued Residual Commissions

We pay agent commissions to ISGs and independent sales agents based on the processing volume of the merchants enrolled. The commission payments are based on varying percentages of the volume processed by us on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. We report commission payments as a cost of revenues in the accompanying condensed consolidated statements of operations and comprehensive loss.

At March 31, 2016 and December 31, 2015, the residual commissions payable to ISGs and independent sales agents were $702,526 and $1,205,751, respectively.

We pay agent commission on annual fees between January and April of each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We deferred $318,566 and $483,090 of agent commissions paid for annual fees at March 31, 2016 and December 31, 2015, respectively.

Prepaid agent commissions for annual fees are included in prepaid expenses, and commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt instruments. The carrying values of cash, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the debt instruments of $4,040,000 at March 31, 2016 and $3,965,000 at December 31, 2015 approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in business combinations as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the PayOnline acquisition were measured at fair value at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs that are not corroborated by market data, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment assessment is primarily based on observable inputs using company specific information and is classified as Level 3.

Foreign Currency Transactions

We are subject to exchange rate risk from our foreign operations in Russia, CIS and Europe, the functional currency of which is the Russian ruble, Kazakhstan tenge and euro. In Russia, we generate service fee revenues and incur product development, engineering, website development, interest expense, and general and administrative costs and expenses. The Russian operations receive income and pay a majority of their operating expenses in rubles, exposing us to exchange rate risk. Additionally, PayOnline processes transactions in Kazakhstan and Europe and earns service fees in tenge and euro.

We do not engage in any currency hedging activities.

Revenue Recognition

We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists, (2) performance of services or delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, merchants or a signed contract. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue. Our revenues for the three months ended March 31, 2016 and 2015 are principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments (doing business as Unified Payments), which is our U.S. transaction processing company, PayOnline, which is our Russian online transaction processing company, consolidated effective May 20, 2015 when we obtained control of PayOnline, and Aptito, our point of sale solution for restaurants.

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

Service and subscription fees are generated from mobile payment processing services to third party content aggregators provided by Digital Provider. Service fees for services provided for content providers historically have been recorded net of mobile operator fees. During 2015, TOT Money began to offer branded content to customers and changed its name to “Digital Provider”. Digital Provider’s revenues for the access of branded content are recorded at the amounts charged to the mobile customer. A corresponding charge to cost of sales for mobile operator and content fees is recorded for branded content.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At March 31, 2016 and 2015, we had warrants and options to purchase 8,938,900 and 14,643,688 shares, respectively, that are excluded from the calculation of loss per share because they are anti-dilutive.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We recognize a liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2010 and forward, the tax years which remain subject to examination at March 31, 2016. Please see Note 15 for discussion of our uncertain tax positions.

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

In November 2014, the FASB issued Accounting Standards Update 2014-16 (“ASU 2014-16”), Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force). ASU 2014-16 does not change the current criteria in GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required, but clarifies how current GAAP should be interpreted in the evaluation of the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share, reducing existing diversity in practice. ASU 2014-16 is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. The adoption of ASU 2014-16 will not have a material impact on our consolidated financial statements, as we do not have outstanding hybrid financial instruments.

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

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The independent auditors’ reports on our consolidated financial statements for the years ended December 31, 2015 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1.9 million for the three month period ended March 31, 2016, an accumulated deficit of $145.8 million and negative working capital of $4.1 million at March 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We are continuing with our plan to further grow and expand our payment processing operations in emerging markets, particularly in Russia and surrounding countries. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from processors and mobile operators. Total accounts receivable amounted to $4,424,761 and $5,198,993 at March 31, 2016 and December 31, 2015, respectively. Accounts receivable primarily included $2,179,475 and $1,764,087 of amounts due from mobile operators and $2,245,696 and $3,223,287 of credit card processing receivables at March 31, 2016 and December 31, 2015, respectively.

For the three months ended March 31, 2016 and 2015, we recorded $263,789 and $96,717 for Automated Clearing House (“ACH”) rejects in the normal course of operation, offset by bad debt recoveries of $12,047 and $87,387 from our Russian operations.

Occasionally, Digital Provider advances funds to aggregators for future processing volume. At March 31, 2016 and December 31, 2015, Digital Provider had advances to aggregators of $189,842 and $5,863.

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

NOTE 5. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	March 31, 2016	December 31, 2015
Furniture and equipment	3 - 10	$170,782	$174,133
Computers	2 - 5	141,692	141,692
Total		312,474	315,825
Less: Accumulated depreciation		(161,262)	(153,702)

Total fixed assets, net		$151,212	$162,123

Depreciation expense for the three months ended March 31, 2016 and 2015 was $7,560 and $14,995, respectively.

NOTE 6.  INTANGIBLE ASSETS

Shown below are the details of intangible assets at March 31, 2016 and December 31, 2015:

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2014	$520,925	$1,082,731	$526,728	$-	$-	$-	$361,667	$2,492,051
Additions due to Payonline purchase	1,328,000	1,410,000	-	449,000	708,062	429,939	-	4,325,001
Other additions	163,129		878,085					1,041,214
Amortization	(463,451)	(842,806)	(356,753)	(93,542)	(146,290)	(90,793)	(280,000)	(2,273,635)
Divested	-	(160,750)	-	-	-	-	-	(160,750)
Balance at December 31, 2015	$1,548,603	$1,489,175	$1,048,060	$355,458	$561,772	$339,146	$81,667	$5,423,881
Additions	42,245	-	350,475	-	-	-	-	392,720
Amortization	(353,304)	$(176,046)	(143,304)	(37,417)	(41,667)	(24,999)	(70,000)	(846,737)
Balance at March 31, 2016	$1,237,544	$1,313,129	$1,255,231	$318,041	$520,105	$314,147	$11,667	$4,969,864

Software

The Company capitalizes software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized.

During the three months ended March 31, 2016 and twelve months ended December 31, 2015, the Company capitalized $0 and $163,129 of development costs as follows:

•	point of sale software ( $0 and $107,619)
•	payment processing software ($0 and $46,868)
•	mobile payments billing software ($0 and $8,642)

Merchant Portfolios

Merchant Portfolios consist of portfolios owned by us that earn future streams of income. The useful lives of these portfolios range from 15 to 36 months at the time of acquisition. The useful lives of merchant portfolios represent management’s best estimate over which we expect to recognize the economic benefits of these intangible assets. At March 31, 2016 and December 31, 2015, the net value of these portfolios was $1,313,129 and $1,489,175, respectively. For the three months ended March 31, 2016 and March 31, 2015, amortization was $176,046 and $219,408, respectively.

Trademarks and domain names.

During 2015, we acquired certain trademarks with a $312,220 fair market value and domain names with a $506,330 fair market value at the date of acquisition. At March 31, 2016 and December 31, 2015, the net book value of these trademarks were $520,105 and $561,772, respectively, and the net book value of the domain names were $314,147 and $339,146, respectively.

Non-Compete Agreements

In connection with the Company’s acquisition of Unified Payments, LLC in 2013, two key executives signed covenants not to compete. These covenants have a three-year life and had a net book value $11,667 and $81,667 at March 31, 2016 and December 31, 2015, respectively.

Total amortization expense for the three months ended March 31, 2016 and 2015 was $880,558 and $423,774, respectively, of which $33,811 and $32,752 represented amortization of inventory placed with merchants for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense
2016	1,251,216
2017	1,549,436
2018	1,549,436
2019	619,775
2020	-
Total	$4,969,863

NOTE 7. SHORT TERM DEBT

In September 2014, Digital Provider entered into Supplement Agreements with Alfa-Bank, which renewed and amended the Factoring Credit Facility (“FCF”). Pursuant to such amendments, the FCF will expire on June 30, 2016, the maximum aggregate limit of financing (secured by Digital Provider’s accounts receivable) to be provided by Alfa-Bank to Digital Provider under the FCF is 415 million Russian rubles (approximately US$10.8 million based on the currency exchange rate on September 17, 2014), Alfa-Bank's fees (commissions) for providing financing to Digital Provider was amended to be computed as a financing rate that ranges from 13.22% to 14.50% of the amounts borrowed, depending upon the number of days in the period from the date financing is provided until the date the factored receivable is paid. The agreement requires us to comply with covenants. Accordingly, the amounts of our draws will depend on amounts of accounts receivable suitable for assignment at the time we choose to draw under such facility. We have not drawn any funds under the FCF.

Bank Otkritie Credit Agreement.

In November 2014, Digital Provider entered into a factoring services agreement (together with related and ancillary agreements, collectively, the “Bank Otkritie Agreement”) with Bank Otkritie Financial Corporation (“Bank Otkritie”).

We have not drawn any funds under the Bank Otkritie Agreement and this agreement was cancelled on August 31, 2015.

NOTE 8. ACCRUED EXPENSES

At March 31, 2016 and December 31, 2015, accrued expenses amounted to $3,131,234 and $2,975,066, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Accrued professional fees	$220,140	$220,140
PayOnline earnout	470,584	618,500
Accrued payroll	74,871	79,653
Accrued bonus	1,701,936	1,635,816
Accrued foreign taxes	283,004	79,691
Short term loan advances	175,560	200,000
Other accrued expenses	205,139	141,266
	$3,131,234	$2,975,066

Accrued bonuses are attributed to our TOT Group subsidiaries, consisting of bonuses that were owed at the date of the Unified Payments acquisition, plus a discretionary bonus accrual.

NOTE 9. LONG TERM DEBT

Long term debt consisted of the following:

	March 31, 2016	December 31, 2015
RBL Capital Group LLC	$4,040,000	$3,965,000
Less Current Portion	(570,017)	(518,437)
Long Term Debt	$3,469,983	$3,446,563

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the RBL Loan Agreement, we may borrow up to $10,000,000 from RBL during the period of 18 months from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. At March 31, 2016 and December 31, 2015, we had $6,035,000 available on our RBL credit line.

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

Effective July 17, 2014 we entered into a $3,315,000 term loan with RBL. Net proceeds from the loan were used to repay the $3.0 million MBF loan and related costs and interest, in addition to approximately $239 thousand for working capital. The loan requires interest only payments at 13.90% interest through January 2015, commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019 and the loan balance reduced the amount available under our credit line.

Effective February 10, 2015, we entered into a $400,000 term loan note with RBL. The loan provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $10,911 per month and the loan balance reduced the amount available under our credit line. We paid $8,000 in costs related to this loan.

Effective March 27, 2015, we entered into a $250,000 term loan note with RBL. The loan provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $6,819 per month and the loan balance reduced the amount available under our credit line. We paid $5,000 in costs related to this loan. Also see Note 17. Subsequent Events.

MBF Merchant Capital, LLC

Effective March 28, 2016, we entered into a $75,000 term loan note with MBF Merchant Capital, LLC (“MBF”). The loan provides for interest only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we are obligated to make interest and principal payments of $7,989.62 through March 28, 2017, with an additional payment of $5,500 due at March 28, 2017. MBF is affiliated with one of our board members.

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at March 31, 2016 is as follows:

2016 (9 mos.)	$570,017
2017	896,384
2018	1,002,343
2019	1,150,896
2020	420,360
Balance March 31, 2016	$4,040,000

NOTE 10. CONCENTRATIONS

Total revenue was $11,261,059 for the three months ended March 31, 2016, of which $7,852,648 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions, $1,992,757 was derived from processing of mobile electronic payments and $1,414,907 was derived from our PayOnline transactional gateway services.

Total revenue was $5,540,207 for the three months ended March 31, 2015, of which $5,177,179 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $363,028 was derived from processing of mobile electronic payments.

For the three months ended March 31, 2016, credit card processing revenues were derived from merchant customer transactions, which are processed primarily by two third-party processors. For the three months ended March 31, 2016, we processed 62% of our total revenue with Priority Payments, Inc. (f/k/a Cynergy Data, LLC) and 8% with Vantiv, Inc. (f/k/a National Processing Company (NPC).

For the three months ended March 31, 2015, credit card processing revenues were derived from merchant customer transactions, which are processed primarily by two “third-party” processors. For the three months ended March 31, 2015, we processed 71% of its total revenue with Priority Payments, and 18% with Vantiv, Inc. (f/k/a National Processing Company (NPC).

For the three months ended March 31, 2016, mobile electronic payment revenues were derived from merchant customer transactions which were processed by one mobile operator greater than 5% of sales. For the three months ended March 31, 2016, we processed 7% of our total revenue with Beeline (OJSC Vimpelcom).

For the three months ended March 31, 2015, mobile electronic payment revenues were derived from merchant customer transactions, which are processed primarily by two mobile operators. For the three months ended March 31, 2015, we processed 7% of its total revenue with Beeline (OJSC Vimpelcom), and 7% with MTS (Mobile TeleSystems OJSC).

Although revenues from PayOnline Systems comprises approximately 10% of our total revenue for the three months ended March 31, 2016, no individual customer is significant.

NOTE 11. COMMITMENTS AND CONTINGENCIES

Leases

We lease approximately 5,400 square feet of office space in North Miami Beach, Florida. The lease expires December 31, 2016, with monthly payments of approximately $19,500.

We lease approximately 1500 square feet of office space in Yekaterinburg, Russia. The lease expires December 2016, at annual rent of approximately $15,800.

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

PayOnline Systems leases approximately 5,435 square feet of office space in Moscow, Russia at annual rent of $114,059. The current lease term for the office space expires on July 15, 2016, and we expect to renew this lease at that time. We believe that these facilities are adequate for our anticipated needs.

Share Issuance Commitments

On December 3, 2015, our Compensation Committee approved and authorized the issuance of 5,791,717 restricted shares of the Company common stock to Oleg Firer, the Chief Executive Officer of the Company, in lieu of and in satisfaction of accrued and unpaid compensation due to him in the amount of $1,042,509. Share issuance is subject to shareholder approval and shares will be not issued and will be deemed forfeited if such shareholders’ approval is not obtained by December 31, 2016, in which case Oleg Firer will be entitled to the accrued cash compensation.

On December 3, 2015, the Compensation Committee awarded to Oleg Firer, the Chief Executive Officer of the Company, 3,750,000 restricted shares of the Company common stock as performance bonus. Share issuance is subject to shareholder approval and shares will be not issued and will be deemed forfeited if such shareholders’ approval is not obtained by December 31, 2016.

On December 3, 2015, the Compensation Committee awarded to Steven Wolberg, the Chief Legal Officer of the Company, 800,000 restricted shares of the Company common stock as performance bonus. Share issuance is subject to shareholder approval and shares will be not issued and will be deemed forfeited if such shareholders’ approval is not obtained by December 31, 2016.

We are obligated to issue shares in the future to satisfy our obligation for the purchase of PayOnline Systems. At March 31, 2016 the present value of our earn-out liability related to this purchase was $470,584 (also see Note 17. Subsequent Events)

Litigation

First Data Corporation

On July 30, 2013, TOT Payments, LLC, brought an action against First Data Corporation in the State of New York Supreme Court (Index No. 652663-2013). The amount of damages being sought is $10,000,000 per cause. In its complaint, TOT Payments claims that the defendant breached its obligations pursuant to a 2006 Marketing Agreement entered into between Money Movers of America, Inc. (MMOA) and Paymentech, Inc. (the “MMOA Agreement”) to pay MMOA monthly residual income on various merchant accounts boarded with Paymentech pursuant to the MMOA Agreement. TOT Payments, through a series of historic transactions, is the successor in interest to the rights and obligations of MMOA in the MMOA Agreement. The defendant is the successor in interest to Paymentech. On July 15, 2013, the defendant failed to pay to TOT Payments the monthly residuals otherwise due as the defendant alleges that the MMOA Agreement was lawfully terminated in April 2012 and that the defendant had 180 days after the termination notice to move the MMOA merchants to a new platform failing which the defendant could withhold residual payments and that the defendant would own all merchant accounts boarded under the MMOA Agreement. The amount of the unpaid residuals, are between $150,000 and $250,000 net of all interchange charges. TOT Payments disputes receiving proper notice and is disputing the rights of the defendant to withhold monthly residuals due. There was an adjournment because of the motions made in the appellate division. Plaintiffs’ opposition to Defendant’s motion to dismiss (for lack of standing) was filed on October 24, 2013. Defendant’s Reply to Plaintiff’s opposition was filed October 31, 2013. Defendants filed both a memorandum in support and an affirmation in support to dismiss and oral argument was heard November 1, 2013. The case was subsequently dismissed and an appeal was filed. On May 12, 2015 The Appellate Division of the Supreme Court overturned the dismissal ruling of the lower Court and reinstated the Plaintiffs case. On April 21, 2016 the Parties entered into a Settlement Agreement settling all matters pertaining to the lawsuit. Pursuant to the terms of the Settlement Agreement, Plaintiff agreed to withdraw the lawsuit and Defendant agreed not to pursue any of its counterclaims. This lawsuit has been fully and finally resolved.

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

On September 23, 2014, The Court upheld the Motion to set aside a default judgment previously entered against Unified Payments. On the Motion to Dismiss (“demurrer”), Plaintiffs attorney filed an amended complaint to address certain deficiencies raised by our counsel. Requests for Discovery were served on Plaintiff’s counsel who recently requested an extension for filing responses thereto. At the court hearing on our demurrer to the Plaintiffs First Amended Complaint, the court gave the Plaintiff another opportunity to clarify its Complaint and Orkin filed a Second Amended Complaint in the California litigation on June 8, 2015. The Defendants filed a Demurrer in response. At a hearing on the matter, the judge sustained the Defendants demurrer to the breach of fiduciary duty claim against Unified Payments and Net Element –essentially dismissing these claims. However, the judge allowed the contract and fraud claims to proceed against all defendants. The parties recently took depositions of various Plaintiff and Defendant parties. Litigation is proceeding in the California Courts and the trial is currently scheduled for June 2016.

As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration. A Demand for Arbitration was served on us on May 5th. We will be defending the claims set out in the Arbitration Complaint. We did not assume any of the contracts from the Unified Payments entity acquired in 2013. We understand that the Predecessor Unified entity has filed counterclaims against Orkin in the arbitration matter and that the Arbitration is scheduled for hearing at the end of May 2016. On April 27, 2016, the Parties to the lawsuit and the Arbitration agreed to a stay of the legal proceedings pending a Settlement Conference which is scheduled in Los Angeles in June 2016.

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County.  This is an interpleader action in regards to 125,000 shares of stock.  Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of Net Element, Inc. stock.  There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares.  To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the Defendants to litigate amongst themselves as to how the shares should be distributed.  Aptito, LLC intends to soon convene a status conference in which Aptito, LLC will ask to deposit the 125,000 shares into the Court registry and be excused from the action. At that point, it will be up to the Defendants to litigate as to the proper distribution of shares.

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

On April 13, 2015, Zell filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court, on August 26, 2015, dismissed Zell’s Motion to dissolve the injunction and the case is moving forward. On October 5, 2015, Zell served Discovery demands on us that was addressed by legal counsel. This matter remains pending.

Dan Hudson

In August 2015, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Dan Hudson for defamation of our Company and CEO and tortious interference with our business relationships. The Motion is for an injunction against Hudson enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. The Company continues to try to locate the Defendant to serve process on him.

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

NOTE 12. RELATED PARTY TRANSACTIONS

On January 29, 2016, March 1, 2016 and March 24, 2016, we received $302,285, $303,318 and $303,682 from a board member, respectively. It is the intention of management to repay these amounts via issuance of shares of our common stock.

See Note 9 with respect to a note payable to MBF Merchant Capital, LLC.

NOTE 13. STOCKHOLDERS’ EQUITY

On January 25, 2016, we issued 425,650 shares of common stock as part of the PayOnline earn-out.

Equity Incentive Plan

On December 5, 2013, our Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of common stock that are restricted (“Restricted Shares”); (v) units representing shares of common stock (“Performance Shares”); (vi) units that do not represent shares of common stock but which may be paid in the form of common stock (“Performance Units”); and (vii) shares of common stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of common stock available for award under the 2013 Plan at March 31, 2015 is 263 subject to adjustment as provided for in the 2013 Plan. The 2013 Plan is administered by the compensation committee.

During the three months ended March 31, 2016 and 2015, we issued common stock to the members of our Board of Directors and recorded compensation charges of $5,813 and $21,750, respectively.

At March 31, 2016, we had 3,286,545 incentive stock options outstanding with a weighted average exercise price of $0.28 and a weighted average remaining contract term of 9.66 years. Of the 3,286,545 incentive options, there were 3,167,351 options in the money with an intrinsic value totaling $221,715. The remaining options were out-of-the-money and had no intrinsic value at March 31, 2016.

NOTE 14. WARRANTS AND OPTIONS

Warrants

In 2013, the Company (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 8,940,000 shares of common stock in connection with its private placement and initial public offering. At March 31, 2016 and December 31, 2015, we had warrants outstanding to purchase 8,938,900 shares of common stock.

At March 31, 2016, we had 8,938,900 warrants outstanding with a weighted average exercise price of $7.50 and a weighted average contract term of 1.50 years.

Each warrant entitles the registered holder thereof to purchase one share of our common stock at a price of $7.50 per share. The warrants will be exercisable only if a registration statement relating to the shares of our common stock issuable upon exercise of the warrants is effective and current.

The warrants expire on October 2, 2017, or earlier upon exercise or redemption.

Options

At March 31, 2016, we had 11,357,143 non-incentive options outstanding with an exercise price of $0.23 and a remaining contract term of 4.45 years. These options were in the money at March 31, 2016 with a total intrinsic value of $1,022,143.

NOTE 15. INCOME TAXES

Our net deferred tax assets primarily are comprised of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $45.9 million and $40.3 million for federal, and approximately $10.8 million and $9.3 million for foreign NOLs as of March 31, 2016 and March 31, 2015, respectively.

The timing and manner in which we will be able to utilize our NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by us at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carry forward limitation periods. In the year 2016, approximately $2.4 million in the pre-change losses will be released from the Section 382 loss limitation. We can still fully utilize the NOLs generated after the change of the ownership, which was approximately $1.1 million. In 2016, $2.4 million of the pre-change losses will be released. Thus, we expect the total of approximately $10.3 million as of March 31, 2016 is available to offset future taxable income.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation, we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize any of the benefit of its net deferred tax assets. Accordingly, at March 31, 2016, we maintain a full valuation allowance totaling approximately $22.1 million.

NOTE 16. SEGMENT INFORMATION

Three months ended March 31, 2016	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$7,852,648	$1,993,504	$1,414,907	$-	$11,261,059
Cost of revenues	6,653,033	1,814,588	917,620	-	9,385,241
Gross Margin	1,199,615	178,916	497,287	-	1,875,818
Gross margin %	15%	9%	35%	-	17%
General, administrative, asset disposal and other (Unallocated includes $360,984 in share based compensation)	656,526	76,033	351,323	1,387,235	2,471,117
Provision (recovery) for bad debt	251,341	-	400	-	251,741
Depreciation and amortization	320,071	4,190	487,383	76,474	888,118
Interest expense (income), net	147,784	-	-	2,654	150,438
Net (loss) income for segment	$(176,107)	$98,693	$(341,819)	$(1,466,362)	$(1,885,595)
Segment assets	$6,866,093	$2,487,714	$6,644,945	$5,617,004	$21,615,756

Three months ended March 31, 2015	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$5,177,180	$363,027	$-	$-	$5,540,207
Cost of revenues	4,600,433	13,639	-	-	4,614,072
Gross Margin	576,747	349,388	-	-	926,135
Gross margin %	11%	96%	-	-	17%
General, administrative, asset disposal and other (Unallocated includes $601,371 in share based compensation)	670,860	141,532	-	1,796,004	2,608,396
Provision (recovery) for bad debt	96,718	(87,387)	-	-	9,331
Depreciation and amortization	352,276	4,877	-	81,616	438,769
Interest expense (income), net	116,253	-	-	1,341	117,594
Net (loss) income for segment	$(659,360)	$290,366	$-	$(1,878,961)	$(2,247,955)
Segment assets	$5,199,596	$2,384,582	$-	$6,444,979	$14,029,157

Prior to the fourth quarter of 2015, we had a single reportable business segment: payment processing for electronic commerce. On May 20, 2015, we obtained financial and operational control of PayOnline, a provider of online payment processing of online transactions in emerging markets for services fees. Additionally, we rebranded our mobile payments business to Digital Provider and began reporting gross revenues for mobile payments where we provide access to branded content. Given the size of assets and revenues from PayOnline and Digital Provider, we began reporting segment information for three operating segments.

Our three reportable segments include: (i) North America Transaction Solutions for electronic commerce, (ii) Mobile Solutions (primary Russian Federation and CIS) (iii) Online Solutions, which started up with our acquisition of PayOnline Solutions on May 20, 2015. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. During the three months ending March 31, 2016 and 2015, the principal revenue stream for all segments came from services fees and branded content.

Factors management used to identify the entity’s reportable segments

The Company’s reportable segments are business units that offer different products and services in different geographies. The reportable segments are each managed separately because they offer distinct products, in distinct geographic locations, with different delivery and service processes.

North America Transaction Solutions

Our U.S. payment processing business segment consists of the former Unified Payments business and Aptito. This segment operates primarily in North America. In March 2013, we acquired all of the business assets of Unified Payments, a provider of comprehensive turnkey, payment processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States.

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

Segment Summary Information

Geographic Summary Information

The following tables present financial information of the Company’s reportable segments at March 31, 2016 and 2015. The “corporate and eliminations” column includes all corporate expenses and intercompany eliminations for consolidated purposes. Prior to May 20, 2015, we only had one segment – Payment processing for electronic transactions.

Three months ended March 31, 2016	North America Transaction Solutions	Russia	Other	Total
Net revenues	$7,852,648	$3,408,411	$-	$11,261,059
Non current assets	$3,008,700	$5,975,671	$6,170,136	$15,154,507

Three months ended March 31, 2015	North America Transaction Solutions	Russia	Other	Total
Net revenues	$5,177,180	$363,027	$-	$5,540,207
Non current assets	$2,907,216	$99,191	$6,225,077	$9,231,484

NOTE 17. SUBSEQUENT EVENTS

On April 14, 2016, we entered into an Amendment No. 1 to a Letter Agreement for the sale and issuance of restricted stock to Kenges Rakishev, one of our directors.

Pursuant to the amendment to the Letter Agreement in the event that the Stockholders Approval is not obtained by July 19, 2016, (i) the purchase price for the Restricted Shares and the Restricted Options shall be automatically amended to be equal to the product of (x) 4,664,275 and (y) the sum of $0.1951 and $0.125, in which case the Investor will have paid to the Company the difference between such price and the previously paid purchase price for the Restricted Shares and the Restricted Options, (ii) the number of Restricted Shares and the Restricted Options issuable to Mr. Rakishev will be adjusted to be equal to the quotient determined by dividing (I) $910,000 by (II) $0.3201, or (iii) the Restricted Options will not be issued and Mr. Rakishev will be issued the number of Restricted Shares calculated on the basis of $0.1951 per share purchase price.

On April 12, 2016, the compensation committee of the Board of Directors rescinded previously granted incentive stock options to purchase approximately 1.6 million shares of our common stock, as the amounts granted were inadvertently in excess of individual grant limitations set forth in the 2013 Plan documents.

On April 15, 2016, we paid the third installment of the earn-out for the PayOnline acquisition. This payment included $61,736 in cash and 228,651 shares of the Company’s common stock valued at $61,736 on the date issued.

On April 28, 2016, we entered into a letter agreement with RBL for a 90-day extension of the interest only periods of the term loans described in note 9.

On May 2, 2016 we renewed our credit facility with RBL, increasing the facility to $15 million and extending the term through February 2018.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede CG III, Ltd. (“Crede”), an entity that purchased a portion our previously issued notes held by RBL. Pursuit to the Master Exchange Agreement, we have the right to request that Crede exchange the promissory notes held for shares of our common stock. We issued 978,568 shares of our common stock in settlement of obligations of $281,142, based on a per share exchange price of 0.2873.

On May 4, 2016, we entered into a $250,000 term loan note with RBL. The loan provides for interest-only payments at 14.15% interest through October 20, 2016. From November 20, 2016 through October 20, 2020, the note maturity date, we are obligated to make interest and principal payments of $6,850 per month and the loan balance reduced the amount available under our credit line.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A of this Report.

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

We reported a net loss attributable to stockholders of $1,847,719, or $0.02 per share, for the three months ended March 31, 2016 as compared to a net loss attributable to stockholders of $2,239,208, or $0.05 per share, for the three months ended March 31, 2015. This resulted in a net loss decrease of $391,489. These items are discussed further below.

Net revenues consist primarily of payment processing fees. Net revenues were $11,261,059 for the three months ended March 31, 2016 as compared to $5,540,207 for the three months ended March 31, 2015.

The increase in net revenues is primarily a result of organic net increases in merchants. In addition, we consolidated online payments revenue for PayOnline and began reporting mobile commerce revenues for branded content.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended March 31, 2016 and 2015.

	Three Months Ended		Three Months Ended		Increase /
	March 31, 2016	Mix	March 31, 2015	Mix	(Decrease)

Source of Revenues

North America Transaction Solutions	$7,852,648	70%	$5,177,180	93%	$2,675,468
Mobile Solutions	1,993,504	18%	363,027	7%	1,630,477
Online Solutions	1,414,907	12%	$-	0%	1,414,907
Total	$11,261,059	100%	$5,540,207	100%	$5,720,852

Cost of Revenues

North America Transaction Solutions	$6,653,033	85%	$4,600,433	89%	$2,052,600
Mobile Solutions	1,814,588	91%	13,639	0%	1,800,949
Online Solutions	917,620	65%	-	0%	917,620
Total	$9,385,241	83%	$4,614,072	83%	$4,771,169

Gross Margin

North America Transaction Solutions	$1,199,615	15%	$576,747	11%	$622,868
Mobile Solutions	178,916	9%	349,388	96%	(170,472)
Online Solutions	497,287	35%	-	0%	497,287
Total	$1,875,818	17%	$926,135	17%	$949,683

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, content provider fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended March 31, 2016 were $9,385,241 as compared to $4,614,072 for the three months ended March 31, 2015. Included in mobile solutions revenue for the three months ended March 31, 2016 is $1,897,239 of branded content revenue. The remaining $96,265 is part of service fees revenue.

The year over year increase in cost of revenues of $4,771,169 is primarily a result of an increase in U.S. transaction volume, which resulted in a $2,052,600 increase North American transaction cost, as well a $1,800,949 increase in mobile costs which now include mobile operator fees and content provider fees when we provide branded content. In addition, we had $917,620 resulting from PayOnline operations (acquired May 20, 2015). Included in mobile solutions cost of revenue for the three months ended March 31, 2016 is $1,787,057 of the cost of branded content. The remaining $27, 531 is included in the cost of service fees.

Gross Margin for the three months ended March 31, 2016 was $1,875,818 or 17% of net revenue, as compared to $926,135, or 17% of net revenue, for the three months ended March 31, 2015. Although the total gross margin remained flat at 17%, there were margin improvements in our U.S. transaction processing and greater margins from our Russian online transaction processing, offset by lower margins from our branded content. Included in the mobile solutions gross margin for the three months ended March 31, 2016 is $110,182 (5.9%) for branded content.

Total operating expenses were $3,589,156 for the three months ended March 31, 2016, as compared to total operating expenses of $3,085,569 for the three months ended March 31, 2015. Total operating expenses for the three months ended March 31, 2016 consisted of general and administrative expenses of $2,449,297, provision for bad debts of $251,741 and depreciation and amortization of $888,118. For the three months ended March 31, 2015, total operating expenses consisted of general and administrative expenses of $2,637,469, provision of bad debts of $9,331 and depreciation and amortization of $438,769. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $2,449,297 for the three months ended March 31, 2016 as compared to $2,637,469 for the three months ended March 31, 2015. General and administrative expenses for the three months ended March 31, 2016 and 2015 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other operating expenses required to run our business as follows:

Three months ended March 31, 2016

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$306,572	107,925	$112,773	$564,803	$1,092,073
Professional fees	163,239	1,108	83,743	276,297	524,387
Rent	-	11,086	32,092	93,066	136,244
Business development	8,770	-	24,673	-	33,443
Travel expense	41,312	3,875	2,938	8,884	57,009
Filing fees	-	-	-	16,499	16,499
Transaction (gains) losses	-	(55,533)	62,763	7,736	14,966
Other expenses	49,758	(57,682)	75,776	145,840	213,692
Share based compensation	-	-	-	360,984	360,984
Total	$569,651	$10,779	$394,758	$1,474,109	$2,449,297

Three months ended March 31, 2015

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$185,106	99,091	$-	$600,477	$884,674
Professional fees	180,357	85,510	-	524,361	790,228
Rent	-	13,607	-	96,899	110,506
Business development	21,411	-	-	121	21,532
Travel expense	59,576	5,967	-	21,143	86,686
Filing fees	-	-	-	17,909	17,909
Transaction (gains) losses	-	730	-	(48,458)	(47,728)
Other expenses	224,410	(34,300)	-	(17,819)	172,291
Share based compensation	-	-	-	601,371	601,371
Total	$670,860	$170,605	$-	$1,796,004	$2,637,469

Non-cash compensation expense from share-based compensation was $360,984 for the three months ended March 31, 2016, compared to $601,371 for the three months ended March 31, 2015.

Salaries, benefits, taxes and contractor payments were $1,092,073 for the three months ended March 31, 2016 as compared to $884,674 for the three months ended March 31, 2015, representing an increase of $207,399 as follows:

Segment	Salaries and benefits for the three months ended March 31, 2016	Salaries and benefits for the three months ended March 31, 2015	Increase / (Decrease)
North America Transaction Solutions	$306,572	$185,106	$121,466
Mobile Solutions	107,925	99,091	8,834
Online Solutions	112,773	-	112,773
Corporate Expenses & Eliminations	564,803	600,477	(35,674)
Total	$1,092,073	$884,674	$207,399

The primary reason for the increase was $121,466 in salaries from transactional processing and $112,773 from the acquisition of PayOnline (acquired May 20, 2015) offset by a $35,674 decrease to corporate salaries.

Professional fees were $524,387 for the three months ended March 31, 2016 as compared to $790,228 for the three months ended March 31, 2015, representing a decrease of $265,841 as follows:

Three months ended March 31, 2016

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$28,171	$200	$513	$24,911	$53,795
SEC Compliance Legal Fees	30,000	-	-	13,750	43,750
Accounting and Auditing	-	-	578	121,344	121,922
Tax Compliance and Planning	-	-	-	-	-
Consulting	105,068	908	82,652	116,292	304,920
Total	$163,239	$1,108	$83,743	$276,297	$524,387

Three months ended March 31, 2015

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$37,235	$20,457	$-	$94,003	$151,695
SEC Compliance Legal Fees	47,303	-	-	79,818	127,121
Accounting and Auditing	-	-	-	113,086	113,086
Tax Compliance and Planning	-	-	-	9,925	9,925
Consulting	161,804	-	-	226,597	388,401
Total	$246,342	$20,457	$-	$523,429	$790,228

Variance

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(9,064)	$(20,257)	$513	$(69,092)	$(97,900)
SEC Compliance Legal Fees	(17,303)	-	-	(66,068)	(83,371)
Accounting and Auditing	-	-	578	8,258	8,836
Tax Compliance and Planning	-	-	-	(9,925)	(9,925)
Consulting	(56,736)	908	82,652	(110,305)	(83,481)
Total	$(83,103)	$(19,349)	$83,743	$(247,132)	$(265,841)

General legal expenses decreased $97,900 during for the three months ended March 31, 2016 versus the three months ended March 31, 2015 primarily due to decreased litigation activity at the corporate level and at our mobile solutions segment. SEC compliance legal fees decreased $83,371 overall primarily due to less need for filings. Consulting decreased $83,481 primarily due to less consulting needs in corporate and our North American transaction solutions and mobile solutions offset by an increase in our Online Solutions due to PayOnline being acquired May 20, 2015.

Other general and administrative expenses were $213,692 (primarily consisting of performance bonuses of $86,874, communications of $57,957, office expenses of $62,474) for the three months ended March 31, 2016 as compared to $172,291 (primarily consisting of communications of $48,631, office expenses of $66,300 and insurance expense of $50,002) for the three months ended March 31, 2015, representing an increase of $41,401.

We recorded bad debt expense of $251,741 for the three months ended March 31, 2016 as compared to $9,331 for the three months ended March 31, 2015. For the three months ended March 31, 2016, we recorded a loss which was primarily comprised of $263,789 in ACH rejects offset by a $12,048 recovery from our Russian operations. For three months ended March 31, 2015 we recorded a loss which was primarily comprised of $96,717 in ACH rejects offset by a $87,387 recovery from our Russian operations.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements.  Depreciation and amortization expense was $888,118 for the three months ended March 31, 2016 as compared to $438,769 for the three months ended March 31, 2015. The $449,349 increase in depreciation and amortization expense was primarily due to PayOnline ($262,088 for IP Software, $41,667 for domain names, $37,417 for PCI Certification and $93,048 for portfolios and client lists), offset by $9,870 decrease in amortization our North American Transaction Solutions segment.

Interest expense was $150,438 for the three months ended March 31, 2016 as compared to $117,594 for three months ended March 31, 2015, representing an increase of $32,844 as follows:

Funding Source	Three months ended March 31, 2016	Three months ended March 31, 2015	Increase / (Decrease)
RBL Note	$147,784	$91,253	56,531
Other	2,654	26,341	(23,687)
Total	$150,438	$117,594	$32,844

The net loss attributable to non-controlling interests amounted to $37,876 for three months ended March 31, 2016 as compared to $8,747 for the three months ended March 31, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We incurred a net loss $1,885,595 for the three months ended March 31, 2016 and $13,327,926 for the year ended December 31, 2015. We had a working capital deficit of $4,127,819 and an accumulated deficit of $145,802,767 at March 31, 2016. We had a working capital deficit of $3,095,375 and an accumulated deficit of $143,955,048 at December 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our total assets at March 31, 2016 were $21,615,756 compared to $22,913,561 at December 31, 2015. The $1,297,805 decrease in total assets is primarily attributable to a $774,232 decrease in net accounts receivable, a $454,017 decrease in net intangible assets, a $301,238 decrease in cash and a $205,963 increase in prepaid expenses and other assets. Accounts receivable decreased in 2016 primarily due to receipt of annual fees in the first quarter of 2016 and seasonality as the US holiday season ended.

At March 31, 2016, we had total current assets of $6,461,249 including $724,509 of cash, $4,424,761 of accounts receivable, and $1,311,979 of prepaid expenses and other assets. At December 31, 2015, we had total current assets of $7,330,756 including $1,025,747 of cash, $5,198,993 of accounts receivable, and $1,106,016 of prepaid expenses and other assets.

Management expects that our cash flows from operations will not be sufficient to fully execute our business plan through 2016. We expect to have an increase in our capital requirements during the 2016 fiscal year due to our expanding of transactional processing operations and portfolio acquisitions.

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

The net loss attributable to Net Element, Inc. stockholders was $1,847,719 for the three months ended March 31, 2016 compared to $2,239,208 for the three months ended March 31, 2015. Operating activities used $947,001 of cash for the three months ended March 31, 2016 as compared to $165,159 of cash used for the three months ended March 31, 2015. Negative operating cash flow of $947,001 for the three months ended March 31, 2016 was primarily due to a net loss of $1,847,719, a $865,158 decrease in accounts payable and a $171,908 decrease in deferred revenue offset by a $436,453 decrease in accounts receivable and a $334,291 decrease in prepaid expenses and other assets.

Net cash used in operations for the three months ended March 31, 2015 was primarily due a net loss of $2,239,208 offset by an increase in accounts payable of $667,819, a decrease of $278,319 in prepaid expenses and other assets, and a decrease of $131,020 in accounts receivables.

Investing activities used $396,819 in cash from the purchase of assets compared to $6,849 of cash used to purchase equipment for the three months ended March 31, 2015.

Financing activities provided $985,045 in cash for the three months ended March 31, 2016 as compared to $766,290 of cash provided from financing activities for the three months ended March 31, 2015. Financing activities provided $985,045 in cash for the three months ended March 31, 2016 resulting from related party advances of $910,045 and proceeds from indebtedness of $75,000. Financing activities provided $766,290 for the three months ending March 31, 2015 primarily from $650,000 in loan proceeds provided by RBL and $125,000 of related party advances from our CEO, Oleg Firer, to provide a short-term, working capital advance.

We have Russian operations that transact in foreign currencies including Russian Rubles and Euros. The effect of exchange rate changes increased our US Dollar-denominated cash balance by $57,537 for the three months ended March 31, 2016 as compared to a $331,346 decrease for the three months ended March 31, 2015.

Off-balance sheet arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2016, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2016.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of March 31, 2016. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	We do not have sufficient personnel or financial resources to provide adequate risk assessment functions.

■	New Board of Director Members: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. Due to continued changes in board membership, executive management and the composition of Company subsidiaries, we have not been able to provide board training to new board members and establish adequate best practice procedures.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statement close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

■	We did not have adequate written procedures, risk assessment processes or board of directors training at March 31, 2016. Our quarterly reporting process, particularly in Russia, requires additional controls and processes.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a consistent basis. Management intends to continue focusing its remediation efforts in the near term on providing board and committee members with tools and COSO training designing revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also is committed to taking further action and implementing enhancements or improvements as resources permit. We recognize that, due to the size and stage of development of our foreign businesses, implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 4, there was no change in our internal control over financial reporting during our first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

For a discussion of legal proceedings, see “—Litigation” in Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this Report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

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

Net Element, Inc.

Date: May 16, 2016	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6

Certificate of Amendment to Amended and Restated Certificate of Incorporation, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.10	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

10.1	Amendment No. 1, dated as of April 14, 2016, to Second Additional Letter Agreement, dated as of January 21, 2016, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.2	Letter agreement, dated as of April 28, 2016 between the Company and RBL Capital Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2016)

10.3	Master Exchange Agreement, dated as of May 2, 2016 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2016)

10.4	Amendment No. 1, dated as of May 2, 2016, to the Loan and Security Agreement among TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC, TOT New Edge, LLC and RBL Capital Group, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2016)
32

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

