Form 10-K/A
period 2015-12-31
Net Element, Inc.
filed 2016-06-27
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant had 11,304,525 shares of common stock outstanding as of March 30, 2016 (after giving effect to the registrant’s one-for-ten reverse stock split effected May 25, 2016).

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of this Annual Report on Form 10-K is incorporated by reference herein from the registrant's Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders filed with the SEC on April 25, 2016.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends and restates in its entirety the Annual Report on Form 10-K of Net Element, Inc. (the “Company”) for the fiscal year ended December 31, 2015 as originally filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2016 (the “Original Filing”).

This Amendment No. 1 amends the Original Filing to (i) reflect to the Company’s one-for-ten reverse stock split effected May 25, 2016 as if it had occurred on January 1, 2014 (shares and per share amounts have been revised accordingly); and (ii) correct a typographical error in Note 4 to the Company’s audited consolidated financial statements relating to the Company’s guarantee of the market value of shares issued in connection with the PayOnline (as defined herein) acquisition, which was correctly disclosed in the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015, and revise disclosure related to this matter in this Amendment No. 1.

For ease of reference, revisions to the Original Filing have been made to the following sections:

•	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	the Company’s audited consolidated financial statements and related notes contained on pages F-2 through F-29

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2 and 32.1), and the Company has provided its revised audited consolidated financial statements formatted in eXtensible Business Reporting Language (XBRL) in Exhibit 101. The Company has also revised certain Items in Part III of this Amendment No. 1 solely to refer to the Company’s Definitive Proxy Statement filed with the Commission on April 25, 2016, portions of which are incorporated by reference into such Items in Part III of this Amendment No. 1.

Except as provided in this explanatory note, or as indicated in the applicable disclosure, this Amendment No. 1 has not been updated to reflect other events occurring after the filing of the Original Filing and does not modify or update information and disclosures in the Original Filing affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the Commission subsequent to the date on which we filed the Original Filing, together with any amendments to those filings.

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

2015 Acquisition

In May 2015, we entered into an agreement to acquire the net assets of PayOnline for purchase consideration of $3.6 million in cash and restricted common shares with a value of $3.6 million, and, if applicable, additional earn-out payments in cash and restricted common shares, payable in five quarterly installments, based on a multiple of EBITDA and subject to certain EBITDA target achievement in the applicable quarter. The agreement calls for a guarantee payable in cash for decreases in the market value of the restricted common shares issued at 12 months from the date of respective issuances. We funded the cash component of the acquisition with cash on hand obtained via issuances of preferred stock. PayOnline is a proprietary integrated e-commerce and mobile payments processing platform and fraud management system, which enables online payment acceptance for multinational corporations looking to conduct business globally.

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

	Fiscal 2015		Fiscal 2014
Quarter Ended	High	Low	High	Low
March 31,	$14.30	$10.30	$53.50	$31.50
June 30,	13.00	3.80	34.90	15.10
September 30,	6.30	1.20	34.90	8.80
December 31,	4.30	0.50	24.80	10.60

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

Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

We reported a net loss attributable to common stockholders of $14,838,704 or ($2.32) per share for the year ended December 31, 2015 as compared to a net loss of $10,185,516 or ($2.73) per share for the year ended December 31, 2014. Our net loss for the years ended December 31, 2015 and 2014 primarily resulted from our non-cash compensation, gains and loss on change in fair value of derivatives and gains and loss from debt extinguishment and general and administrative expenses, as discussed further below.

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

In May 2015, we entered into an agreement to acquire the net assets of PayOnline for purchase consideration of $3.6 million in cash and restricted common shares with a value of $3.6 million, and, if applicable, additional earn-out payments in cash and restricted common shares, payable in five quarterly installments, based on a multiple of EBITDA and subject to certain EBITDA target achievement in the applicable quarter. The agreement calls for a guarantee payable in cash for decreases in the market value of the restricted common shares issued at 12 months from the date of respective issuances.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 11.  Executive Compensation.

The information required by this Item 11 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference herein from our Definitive Proxy Statement for our 2016 Annual Meeting of Stockholders filed with the SEC as set forth under the caption "Documents Incorporated by Reference."

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

Net Element, Inc.

June 27, 2016	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer

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

The accompanying financial statements have been restated to (i) reflect to the Company’s one-for-ten reverse stock split, effected May 25, 2016, as if it had occurred on January 1, 2014 and (ii) correct a typographical error in Note 4 relating to the Company’s guarantee of the market value of shares issued in connection with the PayOnline acquisition.

/s/ Daszkal Bolton LLP Fort Lauderdale, Florida
March 30, 2016, except for Notes 2 and 4 to which the date is May 25, 2016

NET ELEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$1,025,747	$503,343
Accounts receivable, net	5,198,993	3,417,173
Prepaid expenses and other assets	1,106,016	962,698
Total current assets, net	7,330,756	4,883,214
Fixed assets, net	162,123	70,918
Intangible assets, net	5,423,880	2,492,050
Goodwill	9,643,752	6,671,750
Other long term assets	353,050	204,737
Total assets	22,913,561	14,322,669

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5,858,837	2,698,257
Deferred revenue	743,910	472,482
Accrued expenses	2,975,066	2,351,885
Notes payable (current portion)	518,437	98,493
Due to related parties	329,881	-
Total current liabilities	10,426,131	5,621,117
Notes payable (net of current portion)	3,446,563	3,216,507
Total liabilities	13,872,694	8,837,624

Series A Convertible Preferred stock ($0.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding, at December 31, 2015)	-	-

STOCKHOLDERS' EQUITY
Common stock ($0.0001 par value, 300,000,000 and 200,000,000 shares authorized at December 31, 2015 and 2014, respectively, and 11,261,959 and 4,588,152 shares issued and outstanding at December 31, 2015 and 2014, respectively)	1,126	458
Paid in capital	154,361,694	136,693,760
Stock subscription receivable	-	(1,111,130)
Accumulated other comprehensive loss	(1,565,822)	(1,251,461)
Accumulated deficit	(143,955,048)	(129,116,344)
Noncontrolling interest	198,917	269,762
Total stockholders' equity	9,040,867	5,485,045
Total liabilities and stockholders' equity	$22,913,561	$14,322,669

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended December 31,
	2015	2014
Net revenues
Service fees	$31,204,871	$21,236,704
Branded content	9,030,491	-
Total Revenues	40,235,362	$21,236,704

Costs and expenses:
Cost of service Fees	25,858,098	15,925,924
Cost of branded content	8,119,117	-
General and administrative (includes $4,306,304 and $4,267,334 of share based compensation for the twelve months ended December 31, 2015 and 2014 respectively)	13,616,781	11,353,244
Provision for (recovery of) bad debt	649,571	(1,153,147)
Depreciation and amortization	2,513,162	2,358,136
Total costs and operating expenses	50,756,729	28,484,157
Loss from operations	(10,521,367)	(7,247,453)
Interest expense, net	(3,575,698)	(3,705,694)
Loss (gain) on change in fair value and settlement of beneficial conversion derivative	(26,932,496)	5,569,158
Gain (loss) on debt extinguishment	27,743,980	(6,184,219)
Gain on debt restructure	-	1,596,000
Gain (loss) from asset disposal	40,369	(87,151)
Other expense	(82,714)	(155,407)
Net loss before income taxes	(13,327,926)	(10,214,766)
Income taxes	-	-
Net loss	(13,327,926)	(10,214,766)
Net loss attributable to the noncontrolling interest	74,314	29,250
Net loss attributable to Net Element, Inc. stockholders	(13,253,612)	(10,185,516)

Dividends for the benefit of preferred stockholders	(1,585,092)	-

Net loss attributable to common stockholders	(14,838,704)	(10,185,516)

Foreign currency translation	(314,361)	(1,080,911)
Comprehensive loss attributable to common stockholders	$(15,153,065)	$(11,266,427)

Loss per share - basic and diluted	$(2.32)	$(2.73)

Weighted average number of common shares outstanding - basic and diluted	6,391,120	3,725,505

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Assets
Balance December 31, 2013	-	$-	3,227,330	$323	$103,489,050	$329,406	$(170,550)	$(125,043)	$(118,930,828)	$(15,407,642)

Share based compensation	-	-	175,575	18	3,678,095	-	-	-	-	3,678,113
Shares issued and issuable for acquisitions	-	-	5,729	1	329,405	(329,406)	-	-	-	-
Shares issued to acquire non-controlling interest	-	-	32,309	3	617,089	-	-	424,055	-	1,041,147
Shares issued in connection with debt conversion	-	-	556,916	56	10,637,037	(1,111,130)	-	-	-	9,525,963
Shares issued in connection with debt restructuring	-	-	10,000	1	203,999	-	-	-	-	204,000
Shares issued in connection with note conversion	-	-	580,295	58	16,712,423	-	-	-	-	16,712,481
Extinguishment of T1T obligation	-	-	-	-	1,086,968	-	-	-	-	1,086,968
NASDAQ share registration fees	-	-	-	-	(60,308)	-	-	-	-	(60,308)
Net loss	-	-	-	-	-	-	-	(29,250)	(10,185,516)	(10,214,766)
Comprehensive loss - foreign currency translation	-	-	-	-	-	-	(1,080,911)	-	-	(1,080,911)
Balance December 31, 2014	-	$-	4,588,152	459	136,693,759	(1,111,130)	(1,251,461)	269,762	(129,116,344)	5,485,045

Share based compensation	-	-	401,532	40	4,306,264	-	-	-	-	4,306,304
Preferred shares issued	5,500	5,287,082.00	-	-	-	-	-	-	-	-
Preferred shares converted to common shares	(5,500)	(5,287,082.00)	3,376,045	338	9,035,746	-	-	-	-	9,036,084
Preferred share dividends paid	-	-	612,891	61	1,585,031					1,585,092
Shares issued in connection with debt restructuring	-	-	420,805	42	1,346,606	-	-	-	-	1,346,648
Shares issued in exchange for warrants			250,000	25	(2,679,886)					(2,679,861)
Shares issued and issuable for acquisitions	-	-	476,821	48	3,599,952	-	-	-	-	3,600,000
Repurchase of non-controlling interest	-	-	-	-	(3,489)	-	-	3,469	-	(20)
Shares issued for insider financing	-	-	1,135,713	114	1,588,840	-	-	-	-	1,588,954
Write-off of stock subscription receivable	-	-	-		(1,111,130)	1,111,130	-	-	-	-
Net loss	-	-	-	-	-	-	-	(74,314)	(14,838,704)	(14,913,018)
Comprehensive loss - foreign currency translation	-	-	-	-	-	-	(314,361)	-	-	(314,361)
Balance December 31, 2015	-	-	11,261,959	1,126	154,361,694	-	(1,565,822)	198,917	(143,955,048)	9,040,867

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(13,253,612)	$(10,185,516)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non controlling interest	(74,309)	394,286
Share based compensation	4,306,304	4,267,334

Loss (gain) on change in fair value and settlement of beneficial conversion derivative	26,932,495	(5,569,158)
(Gain) loss on debt extinguishment	(27,743,980)	6,184,219
Depreciation and amortization	2,513,162	2,358,136
Amortization of debt discount	3,027,354	1,644,626
(Recovery of ) provision for loan losses	-	(1,649,858)
(Gain) loss on disposal of fixed assets	(40,369)	16,137
Gain on MBF debt restructure	-	(1,596,000)

Changes in assets and liabilities, net of acquisitions and the effect of consolidation of equity affiliates

Accounts receivable, net	(1,502,205)	6,974,701
Advances to aggregators	10,022	934,816
Deferred revenue	271,428	233,084
Prepaid expenses and other assets	291,631	(445,555)
Accounts payable	3,160,577	(338,618)
Accrued expenses	410,730	(968,609)
Net cash (used in) provided by operating activities	(1,690,772)	2,254,025

Cash flows from investing activities
Purchase of portfolio and client acquisition costs	(878,085)	(1,039,752)
Sale of portfolio	300,000	-
Note receivable	-	(2,650)
Acquisition of PayOnline assets, net of cash received	(3,195,452)	-
Purchase of fixed and other assets	(579,209)	(750,936)
Net cash used in investing activities	(4,352,746)	(1,793,338)

Cash flows from financing activities
Repayment to Financial Institutions	-	10,088,870
Proceeds from preferred stock	5,500,000	-
Proceeds from indebtedness	650,000	(10,433,367)
Repayment of indebtedness	-
Related party advances	331,273	418,099
Net cash provided by financing activities	6,481,273	73,602

Effect of exchange rate changes on cash	84,649	(157,265)
Net increase in cash	522,404	377,024

Cash at beginning of period	503,343	126,319
Cash at end of period	$1,025,747	$503,343

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$548,344	$1,109,731
Taxes	$74,563	$38,993

Issuance of Common Stock upon conversion of indebtedness	$1,436,648	$25,233,473
Issuance of Common Stock upon redemption of Preferred Stock	$9,036,084	$-
Issuance of Common Stock in exchange for Warrants	$2,679,861	$-
Issuance of Common Stock for acquisition	$9,036,084	$-

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At both December 31, 2014 and 2015, the Company had 893,890 warrants and 1,464,369 stock options issued and outstanding that are anti-dilutive in effect.

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

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On May 25, 2016, the Company effected a one-for-ten reverse stock split of its common stock. The consolidated financial statements give retrospective effect for this change in capital structure for all periods presented.

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

Purchase consideration consists of a combination of $3.6 million in cash, and restricted common shares with a value of $3.6 million, payable in five quarterly installments, and, if applicable, additional earn-out payments in cash and restricted common shares based on a multiple of EBITDA and subject to certain EBITDA target achievement in the applicable quarter. The acquisition agreement sets forth the determination of the value of such shares based on the closing stock price on the date before each applicable payment date. The agreement calls for a guarantee payable in cash for decreases in the market value of the restricted common shares issued at 12 months from the date of the respective issuances.

The following table summarizes the fair value of consideration paid and the preliminary and final allocation of purchase price to the fair value of tangible and intangible assets acquired and liabilities assumed:

	Initial purchase		Final purchase
	price allocation		price allocation
Purchase Consideration:	(in Millions)	Adjustments	(in Millions)
Cash	$3.6	$-	$3.6
Fair Value of Earnout	-	0.6	0.6
Issuance of Net Element Stock	3.6	$-	3.6
Total Consideration Transferred	$7.2	$0.6	$7.8

Purchase Price Allocation to Identifiable assets acquired and liabilities assumed (Preliminary)
Current Assets	$0.8	$-	$0.8
Merchant Portfolios and Client lists	1.9	(0.5)	1.4
Other Intangible Assets	4.8	(1.9)	2.9
Goodwill	-	3.0	3.0
Fixed Assets	0.1	-	0.1
Current Liabilities	(0.4)	-	(0.4)
Total Identifiable Net Assets	7.2	0.6	7.8
Total Purchase Price Allocation	$7.2		$7.8

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

Senior Convertible Notes and Warrants

On April 30, 2015, the Company entered into a $5,000,000 Securities Purchase Agreement (the “Debt SPA”) for the issuance of (i) senior convertible notes in the aggregate principal amount of $5,000,000 (the “Notes”), convertible into shares of our common stock and (ii) 270,936 warrants (the “Warrants”) to purchase shares of our common stock.

The investors had the right to purchase additional Notes and Warrants, up to $10,000,000.

The notes accrued interest at 7% (default rate 18%) per year on the full face amount of $5,000,000, with accelerated interest and principal payments, payable in five (5) monthly installments in cash and/or shares of our common stock, and mature on April 30, 2018. The Notes were convertible into shares of our common stock at an initial price of $16.24 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the conversion price.

The Warrants had a term of three years from issuance and were immediately exercisable to purchase shares of our common stock at an initial exercise price of $17.40 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the exercise price. Under certain circumstances, the holder of the Warrants may have elected a cashless exercise.

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

On December 1, 2015, the Company warrants previously issued to Series A Preferred stock investors were terminated and cancelled in exchange for 250,000 in the aggregate of unrestricted shares of the Company’s common stock.

NOTE 9. ACCRUED EXPENSES

At December 31, 2015 and December 31, 2014, accrued expenses amounted to $2,975,066 and $2,351,885 respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
Accrued professional fees	$220,140	$295,144
Short term loan advances	200,000	75,346
Accrued payroll	79,653	70,463
Accrued bonus	2,254,316	1,409,131
Accrued foreign taxes	79,691	189,690
Other accrued expenses	141,266	312,111
	$2,975,066	$2,351,885

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

Cayman Invest, S.A.

On April 21, 2014, we entered into a Secured Convertible Senior Promissory Note (the “Note”) with Cayman Invest, S.A. (“CI”). Pursuant to the Note, CI agreed to loan $11,200,000 to us. No interest accrued under the Note; provided, however, that upon a default under the Note, the Note would accrue simple interest at 12% per annum. Prior to March 31, 2015, effective upon a first financing closing after the date of the Note, in which we receive financing of at least $10 million from a third party (the “Qualified Financing”), the entire principal amount of the Note would be automatically converted into common shares equal to 15% of the then outstanding shares of the Company. Effective upon an equity financing after the date of this Note in which we issue stock, (other than a Qualified Financing) or at any time before or after March 31, 2015, at the option of CI, the entire principal amount of the Note could be converted into common shares equal to 15% of the then outstanding shares of the Company. Unless converted, the outstanding amount under the Note would be due and payable on the earlier of March 31, 2015 and the closing of a sale of a majority of the ownership of the Company or any voluntary or involuntary liquidation, dissolution, or winding up of the Company. Under the Note, we agreed to take all actions to have the obligations under the Note positioned as a senior security interest secured by all of the Company’s assets and by those payment processing portfolios owned as of the date of the Note. On June 30, 2014, as a result of the closing of the credit facility under the RBL Loan Agreement, the entire principal amount of the CI Note was converted into 556,916 shares of common stock constituting 15% of the then outstanding shares of common stock the Company. Accordingly, the CI Note is no longer outstanding.

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

Crede elected to exchange the entire amount of both promissory notes on September 15, 2014. The “exchange price” for this initial exchange was $5.70. Accordingly, on September 15, 2014, we exchanged 125% of the principal and interest under both promissory notes into 348,177 shares of our Common Stock. As this number of shares is subject to adjustments over the True-Up Period following this exchange, we issued to Crede an additional 232,118 for such adjustments. The number of shares was determined by dividing the aggregate amount of the promissory notes by 80% of the volume-weighted average trading price of the Common Stock during the True-Up Period.

The transaction was recorded with a $2,462,987 loss which is included in loss on debt extinguishment the Consolidated Statements of Operations and Comprehensive Loss.

The effects of the transaction were as follows:

Total Shares Provided	580,295
Market Price Sept 15, 2014	$28.80
Value of Stock Issued	$16,712,482
Georgia Notes	(13,268,000)
Accrued interest	(345,360)
Discount on Georgia Notes	1,663,865
Capital Sources	(2,300,000)
Loss on Debt Extinquishment	$2,462,987

Scheduled Debt Principal Repayment

Scheduled principal maturities on RBL indebtedness at December 31, 2015 is as follows:

Long term debt consisted of the Following:

2016	$518,437
2017	872,964
2018	1,002,342
2019	1,150,897
2020	420,360
Balance December 31, 2015	$3,965,000

NOTE 11. COMMITMENTS AND CONTINGENCIES

PayOnline Acquisition Commitments

In May 2015, we entered into an agreement to acquire the net assets of PayOnline for purchase consideration of $3.6 million in cash and restricted common shares with a value of $3.6 million, and, if applicable, additional earn-out payments in cash and restricted common shares, payable in five quarterly installments, based on a multiple of EBITDA and subject to certain EBITDA target achievement in the applicable quarter. The agreement calls for a guarantee payable in cash for decreases in the market value of the restricted common shares issued at 12 months from the date of respective issuances.

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

Share Issuance Commitments

On December 3, 2015, the Company’s Compensation Committee approved and authorized the issuance of 579,172 restricted shares of the Company common stock to Oleg Firer, the Chief Executive Officer of the Company, in lieu of and in satisfaction of accrued and unpaid compensation due to him in the amount of $1,042,509. Share issuance is subject to shareholder approval and shares will be not issued and will be deemed forfeited if such shareholders’ approval is not obtained until the end of the Corporation’s fiscal year 2016, in which case Oleg Firer will be entitled to the accrued cash compensation.

On December 3, 2015, the Compensation Committee awarded to Oleg Firer, the Chief Executive Officer of the Company, 375,000 restricted shares of the Company common stock as performance bonus. Share issuance is subject to shareholder approval and shares will be not issued and will be deemed forfeited if such shareholders’ approval is not obtained by the end of the Corporation’s fiscal year 2016.

On December 3, 2015, the Compensation Committee awarded to Steven Wolberg, the Chief Legal Officer of the Company, 80,000 restricted shares of the Company common stock as performance bonus. Share issuance is subject to shareholder approval and shares will be not issued and will be deemed forfeited if such shareholders’ approval is not obtained by the end of the Corporation’s fiscal year 2016.

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

On September 11, 2014, per recommendation of the Compensation Committee of the Board of Directors of the Company, the Board of Directors approved and authorized the issuance to Oleg Firer, the Chief Executive Officer of the Company, 143,814 restricted shares of common stock of the Company to compensate for Oleg Firer’s efforts and results of effectuating the Company’s debt and equity financings in the first half of 2014.

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

On September 11, 2015, we entered into a letter agreement (as subsequently amended) by and among our company and certain accredited investors, including certain of our directors and officers, providing for the issuance of 1,135,714 restricted shares of our common stock in the aggregate and options to purchase 1,135,714 restricted shares of common stock for cash (the “Equity Funding”). The per share purchase price of each restricted share was $1.40. Consummation of the transaction was subject to shareholder approval which was received in November 2015.

The options expire on the fifth (5th) annual anniversary of the date of the letter agreement. Prior to expiration, each restricted options is exercisable into one restricted share at the exercise price of $2.20 (110% of the closing trading price of Common Stock reported on The NASDAQ Capital Market on the date of the letter agreement). Each investor may elect to exercise it or his amended restricted option through a cashless exercise.

Equity Incentive Plan

On December 5, 2013, our Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of common stock that are restricted (“Restricted Shares”); (v) units representing shares of common stock (“Performance Shares”); (vi) units that do not represent shares of common stock but which may be paid in the form of common stock (“Performance Units”); and (vii) shares of common stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of common stock available for award under the 2013 Plan at September 30, 2015 is 912,142, subject to adjustment as provided for in the 2013 Plan. The 2013 Plan is administered by the compensation committee.

On September 11, 2014, per recommendation of our Compensation Committee of the Board of Directors, the Board of Directors approved and authorized the issuance to Oleg Firer, the Chief Executive Officer of the Company, 143,814 restricted shares of common stock of the Company to compensate for Oleg Firer’s efforts and results of effectuating the Company’s debt and equity financings in the first half of 2014.

On December 10, 2014, the Compensation Committee of the Board of Directors of the Company approved and authorized the issuance to various employees, 180,792 restricted shares of common stock of the Company and 11,919 incentive stock options of the Company for services performed during 2013 – 2015 and recorded a compensation charge of $1,684,534 for the 2013 – 2014 portion of these grants. An additional $897,800 of non-cash compensation expense was recorded during 2015 as the 67,000 restricted shares granted vest ratably during 2015.

On December 8, 2015, we issued 316,735 incentive stock options with an exercise price of $2.40 per share. The options have a 10-year life and we recorded compensation expense of $996,598 at time of issuance for the Black-Scholes value of options provided.

During 2015 and 2014, we issued common stock to the members of our Board of Directors and recorded compensation charges of $87,000 and $225,550 respectively.

Stock Issuances

In May 2014, the Company issued 10,000 shares of its common stock in connection with a restructuring of its indebtedness to MBF Merchant Capital, LLC.

Effective June 30, 2014, we executed Amendment No. 1 with Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy. Prior to the date of this Amendment No. 1, the parties intended that the number of shares of common stock (the “Shares”) to be issued would be calculated to reflect Shares that constituted a 10% ownership interest in the Company on a pre-share issuance basis. As and with effect from the Effective Date, the parties agree that the number of Shares to be issued pursuant to the Exchange Agreement shall be calculated to reflect Shares that constitute a 10% ownership interest in the Company on the post-share issuance basis. As a result of this amendment, we recorded an additional compensation charge of $617,093 for the issuance of 32,309 additional shares at June 30, 2014.

On June 30, 2014, as a result of the closing of the credit facility under the RBL Loan Agreement, the entire principal amount of the Cayman Invest Note was converted into 556,916 shares of common stock constituting approximately 15% of the then outstanding shares of common stock of the Company.

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

The “exchange price” for this initial exchange was $57.00. Accordingly, on September 15, 2014, the Company exchanged 125% of the principal and interest under both promissory notes into 348,177 shares of Common Stock. As this number of shares was subject to adjustments over the True-Up Period following this exchange, the Company issued to Crede an additional 232,118 shares to finalize the transaction. The entire 580,295 issued shares was calculated at the end of the True-Up Period to by dividing the aggregate amount of the promissory notes by 80% of the volume-weighted average trading price of the Common Stock during the True-Up Period.

Sale of Series A Preferred Stock

On April 30, 2015, we entered into a $5,500,000 Securities Purchase Agreement for the issuance of 5,500 shares of newly-issued Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock pays dividends at 9% (default rate 18%) per year on the full face amount of $5,500,000, requiring accelerated principal redemption and dividends payments to be made monthly in cash and/or shares of our common stock through October, 2015, and matures on April 20, 2017. The Series A Convertible Preferred Stock initially is convertible into shares of our common stock at $17.40 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the conversion price.

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

During the year ended December 31, 2015, holders of Series A Convertible Preferred Stock converted 5,500 shares of such preferred stock in exchange for 3,988,935 shares of our common stock. Pursuant to the agreement, we issued an additional 420,805 shares of our common stock resulting in a $1,346,648 charge for the value of the shares issued. Additionally, we recorded preferred stock dividends of $1,585,092 for this transaction during 2015. The preferred stock issuance and subsequent conversions occurred during 2015 and accordingly, there were no charges for this during 2014.

NOTE 14. WARRANTS AND OPTIONS

Warrants

In 2013, the Company (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 894,000 shares of common stock in connection with its private placement and initial public offering. At December 31, 2015 and 2014, we had warrants outstanding to purchase 893,890 shares of common stock.

We issued 270,936 warrants to purchase shares of our common stock on April 30, 2015, which were exchanged for 250,000 shares of common stock on December 1, 2015. These warrants had a term of three years from issuance and are immediately exercisable to purchase shares of our common stock at an initial exercise price of $17.40 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the exercise price. For additional information, see “—Senior Convertible Notes and Warrants” in Note 8 above.

At December 31, 2015, the warrants had a weighted average exercise price of $75.00 and a weighted average remaining contract term of 1.75 years. At December 31, 2014, the warrants had a weighted average exercise price of $75.00 and a weighted average contract term of 2.75 years. These warrants have no intrinsic value at December 31, 2015 and 2014.

Options

In November 2015, we issued options to purchase 1,135,714 common shares at $2.20 per share with a life of 5-years. The options were issued in connection with insider financing which provided for the sale of 1,135,714 shares of common stock and an equal number of options. We recorded a $904,222 compensation expense for the value of the options issued.

At December 31, 2015, we had 1,464,369 options outstanding with a weighted average exercise price of $2.30 and a weighted average remaining contract term of 5.98 years. At December 31, 2014, we had 11,919 incentive stock options outstanding with a weighted average exercise price of $13.40 and a weighted average remaining contract term of 9.94 years. These options had no intrinsic value as of December 31, 2015 and 2014.

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

NOTE 17. SUBSEQUENT EVENTS

On January 21, 2016, the Company entered into an amendment of a letter agreement with its Chairman, Kenges Rakishev. The amendment provided for $910,000 in equity financing to the Company in exchange for the issuance by the Company of (i) 466,428 restricted shares of the Company’s common stock based on $1.95 per share; and (ii) options to purchase 466,428 restricted shares of the Company’s common stock.

Each common stock option will expire on the fifth (5th) annual anniversary of the date of the amendment and shall be exercisable (prior to its expiration) into one (1) Restricted Share at the exercise price equal to $2.15 or may elect to exercise his restricted options through a cashless exercise.

The transaction is subject to shareholder approval. In the event that the Stockholders Approval is not obtained within 120 days from the amendment date, the Investor and the Company agreed that at the Investor’s election, (i) the purchase price for the Restricted Shares and the Restricted Options shall be automatically amended to be equal to the product of (x) 466,428 and (y) the sum of $1.95 and $1.25 in which case the Investor will have paid to the Company the difference between such price and the previously paid purchase price for the Restricted Shares and the Restricted Options, (ii) the number of Restricted Shares and the Restricted Options issuable to the Investor will be adjusted to be equal to the quotient determined by dividing (I) $910,000 by (II) $3.20, or (iii) the Restricted Options will not be issued and the Investor will be issued the number of Restricted Shares calculated on the basis of $1.95 per share purchase price.

On February 26, 2016, the Company’s CEO advanced $55,924 for working capital purposes.

During January 2016, the Company issued 16,750 incentive shares representing the final vesting of December 2014 grant. A compensation expense of $224,450 was taken in December 2015. These shares were considered outstanding at December 31, 2015 since they vest January 1, 2016.

Pursuant to the second installment provisions of the PayOnline purchase agreement, the Company issued 42,565 shares in January 2016 pursuant to the earn-out calculation in the contract.

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

47

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

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

