Form 10-Q/A
period 2016-03-31
Net Element, Inc.
filed 2016-06-27
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 11, 2016 was 11,425,247 (after giving effect to the registrant’s one-for-ten reverse stock split effected May 25, 2016).

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends and restates in its entirety the Quarterly Report on Form 10-Q of Net Element, Inc. (the “Company”) for the quarter ended March 31, 2016 as originally filed with the Securities and Exchange Commission (the “Commission”) on May 16, 2016 (the “Original Filing”).

This Amendment No. 1 amends the Original Filing to (i) reflect to the Company’s one-for-ten reverse stock split effected May 25, 2016 as if it had occurred on January 1, 2015 (shares and per share amounts have been revised accordingly); and (ii) revise disclosure relating to the Company’s guarantee of the market value of shares issued in connection with the PayOnline (as defined herein) acquisition.

For ease of reference, revisions to the Original Filing have been made to the following sections:

•	Part I, Item 1 – Financial Statements (and Notes to Unaudited Condensed Consolidated Financial Statements)

•	Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1, 31.2 and 32.1), and the Company has provided its revised unaudited consolidated financial statements formatted in eXtensible Business Reporting Language (XBRL) in Exhibit 101.

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

3

Net Element, Inc.

Form 10-Q

For the Three Months Ended March 31, 2016

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$724,509	$1,025,747
Accounts receivable, net	4,424,761	5,198,993
Prepaid expenses and other assets	1,311,979	1,106,016
Total current assets, net	6,461,249	7,330,756
Fixed assets, net	151,212	162,123
Intangible assets, net	4,969,863	5,423,880
Goodwill	9,643,752	9,643,752
Other long term assets	389,680	353,050
Total assets	21,615,756	22,913,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5,075,959	5,858,837
Deferred revenue	572,002	743,910
Accrued expenses	3,131,234	2,975,066
Notes payable (current portion)	570,017	518,437
Due to related parties	1,239,856	329,881
Total current liabilities	10,589,068	10,426,131
Notes payable (net of current portion)	3,469,983	3,446,563
Total liabilities	14,059,051	13,872,694

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock
($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015)	-	-
Common stock ($.0001 par value, 300,000,000 shares
authorized and 11,316,869 and 11,261,960 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	1,132	1,126
Paid in capital	154,792,862	154,361,694
Accumulated other comprehensive loss	(1,595,563)	(1,565,822)
Accumulated deficit	(145,802,767)	(143,955,048)
Noncontrolling interest	161,041	198,917
Total stockholders' equity	7,556,705	9,040,867
Total liabilities and stockholders' equity	$21,615,756	$22,913,561

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2016	2015

Net revenues
Service fees	$9,363,820	$5,540,207
Branded content	1,897,239	-
Total Revenues	11,261,059	5,540,207

Costs and expenses:
Cost of service Fees	7,598,184	4,614,072
Cost of branded content	1,787,057	-
General and administrative (includes $360,984 and $601,371 of share based compensation for the three months ended March 31, 2016 and 2015 respectively)	2,449,297	2,637,469
Bad debt expense	251,741	9,331
Depreciation and amortization	888,118	438,769
Total costs and operating expenses	12,974,397	7,699,641
Loss from operations	(1,713,338)	(2,159,434)
Interest expense, net	(150,438)	(117,594)
Other (expense) income	(21,819)	29,073
Net loss before income taxes	(1,885,595)	(2,247,955)
Income taxes	-	-
Net loss	(1,885,595)	(2,247,955)
Net loss attributable to the noncontrolling interest	37,876	8,747
Net loss attributable to Net Element, Inc. stockholders	(1,847,719)	(2,239,208)

Foreign currency translation	(29,741)	(108,167)
Comprehensive loss attributable to common stockholders	$(1,877,460)	$(2,347,375)

Loss per share - basic and diluted	$(0.16)	$(0.49)

Weighted average number of common shares outstanding - basic and diluted	11,293,434	4,605,797

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

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated net of allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. In Russia, the service providers are large telecommunication companies and their affiliates, so we do not reserve for these receivables given their financial strengths and historical experience. Allowance for doubtful accounts was $103,031 at March 31, 2016 and December 31, 2015 respectively.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At March 31, 2016 and 2015, we had warrants and options to purchase 893,890 and 1,464,369 shares, respectively~~,~~ that are excluded from the calculation of loss per share because they are anti-dilutive.

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

NOTE 5. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	March 31, 2016	December 31, 2015
Furniture and equipment	3 - 10	$170,782	$174,133
Computers	2 - 5	141,692	141,692
Total		312,474	315,825
Less: Accumulated depreciation		(161,262)	(153,702)

Total fixed assets, net		$151,212	$162,123

 Depreciation expense for the three months ended March 31, 2016 and 2015 was $7,560 and $14,995, respectively.

NOTE 6.  INTANGIBLE ASSETS

Shown below are the details of intangible assets at March 31, 2016 and December 31, 2015:

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2014	$520,925	$1,082,731	$526,728	$-	$-	$-	$361,667	$2,492,051
Additions due to Payonline purchase	1,328,000	1,410,000	-	449,000	708,062	429,939	-	4,325,001
Other additions	163,129		878,085					1,041,214
Amortization	(463,451)	(842,806)	(356,753)	(93,542)	(146,290)	(90,793)	(280,000)	(2,273,635)
Divested	-	(160,750)	-	-	-	-	-	(160,750)
Balance at December 31, 2015	$1,548,602	$1,489,175	$1,048,060	$355,458	$561,772	$339,146	$81,667	$5,423,880
Addtions	42,245	-	350,475	-	-	-	-	392,720
Amortization	(353,304)	$(176,046)	(143,304)	(37,417)	(41,667)	(24,999)	(70,000)	(846,737)
Balance at March 31, 2016	$1,237,543	$1,313,129	$1,255,231	$318,041	$520,105	$314,147	$11,667	$4,969,863

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

Merchant Portfolios

Merchant Portfolios consist of portfolios owned by us that earn future streams of income. The useful lives of these portfolios range from 15 to 36 months at the time of acquisition. The useful lives of merchant portfolios represent management’s best estimate over which we expect to recognize the economic benefits of these intangible assets. At March 31, 2016 and December 31, 2015, the net value of these portfolios was $1,313,129 and $1,489,175, respectively. For the three months ended March 31, 2016 and March 31, 2015 amortization was $176,046 and $219,408.

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

Total amortization expense for the three months ended March 31, 2016 and 2015 was $880,558and $423,774, respectively, of which $33,811 and $32,752 represented amortization of inventory placed with merchants for the three months ended March 31, 2016 and 2015, respectively.

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

NOTE 8. ACCRUED EXPENSES

At March 31, 2016 and December 31, 2015, accrued expenses amounted to $3,131,234 and $2,975,065, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding at March 31, 2016 and December 31, 2015.

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

NOTE 10. CONCENTRATIONS

Total revenue was $11,261,059 for the three months ended March 31, 2016, ,of which $7,852,648 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions, $1,992,757 was derived from processing of mobile electronic payments and $1,414,907 was derived from our PayOnline transactional gateway services.

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

Leases

We lease approximately 1500 square feet of office space in Yekaterinburg, Russia. The lease expires December 2016, with monthly payments of approximately $15,800.

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

Share Issuance Commitments

On December 3, 2015, our Compensation Committee approved and authorized the issuance of 579,172 restricted shares of the Company common stock to Oleg Firer, the Chief Executive Officer of the Company, in lieu of and in satisfaction of accrued and unpaid compensation due to him in the amount of $1,042,509. Share issuance is subject to shareholder approval and shares will be not issued and will be deemed forfeited if such shareholders’ approval is not obtained by December 31, 2016, in which case Oleg Firer will be entitled to the accrued cash compensation.

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

NOTE 13. STOCKHOLDERS’ EQUITY

On January 25, 2016, we issued 42,565 shares of common stock as part of the PayOnline earn-out.

Equity Incentive Plan

On December 5, 2013, our Board submitted and the shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of common stock that are restricted (“Restricted Shares”); (v) units representing shares of common stock (“Performance Shares”); (vi) units that do not represent shares of common stock but which may be paid in the form of common stock (“Performance Units”); and (vii) shares of common stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of common stock available for award under the 2013 Plan at March 31, 2015 is 26 subject to adjustment as provided for in the 2013 Plan. The 2013 Plan is administered by the compensation committee.

During the three months ended March 31, 2016 and 2015, we issued common stock to the members of our Board of Directors and recorded compensation charges of $5,813 and $21,750, respectively.

At March 31, 2016, we had 328,655 incentive stock options outstanding with a weighted average exercise price of $2.80 and a weighted average remaining contract term of 9.66 years. Of the 328,655 incentive options, there were 316,735 options in the money with an intrinsic value totaling $221,715. The remaining options were out-of-the-money and had no intrinsic value at March 31, 2016.

NOTE 14. WARRANTS AND OPTIONS

Warrants

In 2013, the Company (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 894,000 shares of common stock in connection with its private placement and initial public offering. At March 31, 2016 and December 31, 2015, we had warrants outstanding to purchase 893,890 shares of common stock.

At March 31, 2016, we had 893,890 warrants outstanding with a weighted average exercise price of $75.00 and a weighted average contract term of 1.50 years.

Each warrant entitles the registered holder thereof to purchase one share of our common stock at a price of $75.00 per share. The warrants will be exercisable only if a registration statement relating to the shares of our common stock issuable upon exercise of the warrants is effective and current.

The warrants expire on October 2, 2017, or earlier upon exercise or redemption.

Options

At December 31, 2015, we had 1,135,714 non-incentive options outstanding with an exercise price of $2.30 and a remaining contract term of 4.45 years. These options were in the money at March 31, 2016 with a total intrinsic value of $1,022,143.

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

Pursuant to the amendment to the Letter Agreement in the event that the Stockholders Approval is not obtained by July 19, 2016, (i) the purchase price for the Restricted Shares and the Restricted Options shall be automatically amended to be equal to the product of (x) 466,428 and (y) the sum of $1.95 and $1.25, in which case the Investor will have paid to the Company the difference between such price and the previously paid purchase price for the Restricted Shares and the Restricted Options, (ii) the number of Restricted Shares and the Restricted Options issuable to Mr. Rakishev will be adjusted to be equal to the quotient determined by dividing (I) $910,000 by (II) $3.20, or (iii) the Restricted Options will not be issued and Mr. Rakishev will be issued the number of Restricted Shares calculated on the basis of $1.95 per share purchase price.

On April 12, 2016, the compensation committee of the Board of Directors rescinded previously granted incentive stock options to purchase approximately 160,000 shares of our common stock, as the amounts granted were inadvertently in excess of individual grant limitations set forth in the 2013 Plan documents.

On April 15, 2016, we paid the third installment of the earn-out for the PayOnline acquisition. This payment included $61,736 in cash and 22,865 shares of the Company’s common stock valued at $61,736 on the date issued.

On April 28, 2016, we entered into a letter agreement with RBL for a 90-day extension of the interest only periods of the term loans described in note 9.

On May 2, 2016 we renewed our credit facility with RBL, increasing the facility to $15 million and extending the term through February 2018.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede CG III, Ltd. (“Crede”), an entity that purchased a portion our previously issued notes held by RBL. Pursuit to the Master Exchange Agreement, we have the right to request that Crede exchange the promissory notes held for shares of our common stock. We issued 97,857 shares of our common stock in settlement of obligations of $281,142, based on a per share exchange price of $2.87.

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

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

We reported a net loss attributable to stockholders of $1,847,719, or $0.16 per share, for the three months ended March 31, 2016 as compared to a net loss attributable to stockholders of $2,239,208, or $0.49 per share, for the three months ended March 31, 2015. This resulted in a net loss decrease of $391,489. These items are discussed further below.

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

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended March 31, 2016 and 2015.

	Three Months Ended		Three Months Ended		Increase /
Source of Revenues	March 31, 2016	Mix	March 31, 2015	Mix	(Decrease)

North America Transaction Solutions	$7,852,648	70%	$5,177,180	93%	$2,675,468
Mobile Solutions	1,993,504	18%	363,027	7%	1,630,477
Online Solutions	1,414,907	12%	$-	0%	1,414,907
Total	$11,261,059	100%	$5,540,207	100%	$5,720,852

Cost of Revenues

North America Transaction Solutions	$6,653,033	85%	$4,600,433	89%	$2,052,600
Mobile Solutions	1,814,588	91%	13,639	0%	1,800,949
Online Solutions	917,620	65%	-	0%	917,620
Total	$9,385,241	83%	$4,614,072	83%	$4,771,169

Gross Margin

North America Transaction Solutions	$1,199,615	15%	$576,747	11%	$622,868
Mobile Solutions	178,916	9%	349,388	96%	(170,472)
Online Solutions	497,287	35%	-	0%	497,287
Total	$1,875,818	17%	$926,135	17%	$949,683

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

Professional fees were $524,387 for the three months ended March 31, 2016 as compared to $790,228 for the three months ended March 31, 2015, representing a decrease of $265,841 as follows:

Three months ended March 31, 2016
	North America Transaction			Corporate Expenses &
Professional Fees	Solutions	Mobile Solutions	Online Solutions	Eliminations	Total
General Legal	$28,171	$200	$513	$24,911	$53,795
SEC Compliance Legal Fees	30,000	-	-	13,750	43,750
Accounting and Auditing	-	-	578	121,344	121,922
Tax Compliance and Planning	-	-	-	-	-
Consulting	105,068	(59,391)	142,951	116,292	304,920
Total	$163,239	$(59,191)	$144,042	$276,297	$524,387

Three months ended March 31, 2015
	North America Transaction			Corporate Expenses &
Professional Fees	Solutions	Mobile Solutions	Online Solutions	Eliminations	Total
General Legal	$37,235	$20,457	$-	$94,003	$151,695
SEC Compliance Legal Fees	47,303	-	-	79,818	127,121
Accounting and Auditing	-	-	-	113,086	113,086
Tax Compliance and Planning	-	-	-	9,925	9,925
Consulting	161,804	-	-	226,597	388,401
Total	$246,342	$20,457	$-	$523,429	$790,228

Variance
	North America Transaction			Corporate Expenses &	Increase /
Professional Fees	Solutions	Mobile Solutions	Online Solutions	Eliminations	(Decrease)
General Legal	$(9,064)	$(20,257)	$513	$(69,092)	$(97,900)
SEC Compliance Legal Fees	(17,303)	-	-	(66,068)	(83,371)
Accounting and Auditing	-	-	578	8,258	8,836
Tax Compliance and Planning	-	-	-	(9,925)	(9,925)
Consulting	(56,736)	(59,391)	142,951	(110,305)	(83,481)
Total	$(83,103)	$(79,648)	$144,042	$(247,132)	$(265,841)

General legal expenses decreased $97,900 during for the three months ended March 31, 2016 versus the three months ended March 31, 2015 primarily due to decreased litigation activity at the corporate level and at our mobile solutions segment, compared to the same time period last year. SEC compliance legal fees decreased $83,371 overall primarily due to less need for filings. Consulting decreased overall $83,481 primarily due to less consulting needs in corporate and our North American transaction solutions and mobile solutions, offset by an increase in our Online Solutions due to PayOnline being acquired May 20, 2015.

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

Interest expense was $150,438 for the three months ended March 31, 2016 as compared to $117,594 for three months ended March 31, 2015, representing an increase of $32,844 as follows:

	Three months ended	Three months ended	Increase /
Funding Source	March 31, 2016	March 31, 2015	(Decrease)
RBL Note	$147,784	$91,253	56,531
Other	2,654	26,341	(23,687)
Total	$150,438	$117,594	$32,844

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

Net Element, Inc.

Date: June 27, 2016	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

EXHIBIT INDEX

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

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

