Form 10-Q
period 2016-06-30
Net Element, Inc.
filed 2016-08-15
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of August 12, 2016 was 14,002,959

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

•	the impact of any new or changed laws, regulations, card network rules or other industry standards affecting our business including the U.S. government decision to impose sanctions or other legal restrictions that may restrict our ability to do business in Russia;
•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
•	our and our bank sponsors’ ability to adhere to the standards of the Visa® and MasterCard® payment card associations;
•	our reliance on third-party processors and service providers;
•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
•	our ability to pass along increases in interchange costs and other costs to our merchants;
•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;
•	the effects of increased competition, which could adversely impact our financial performance;
•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
•	the effect of adverse business conditions on our merchants;
•	our ability to adopt technology to meet changing industry and customer needs or trends;
•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
•	the impact of seasonality on our operating results;
•	the impact of any failure in our systems due to factors beyond our control;
•	the impact of any material breaches in the security of third-party processing systems we use;
•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing or VAT on content;
•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
•	our ability (or inability) to continue as a going concern;
•	the willingness of the Company’s majority stockholders, and/or other affiliates of the Company, to continue investing in the Company’s business to fund working capital requirements;
•	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
•	the other factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and in Part II, Item 1A of this Report and our subsequent filings with the U.S. Securities and Exchange Commission (the “Commission”).

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

Net Element, Inc.

Form 10-Q

For the Three Months Ended June 30, 2016

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$633,591	$1,025,747
Accounts receivable, net	5,827,586	5,198,993
Prepaid expenses and other assets	806,202	1,106,016
Total current assets, net	7,267,379	7,330,756
Fixed assets, net	142,409	162,123
Intangible assets, net	4,513,823	5,423,880
Goodwill	9,643,752	9,643,752
Other long term assets	553,302	353,050
Total assets	22,120,665	22,913,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	6,075,259	5,858,837
Deferred revenue	326,023	743,910
Accrued expenses	4,205,599	2,975,066
Notes payable (current portion)	384,209	518,437
Due to related parties	329,921	329,881
Total current liabilities	11,321,011	10,426,131
Notes payable (net of current portion)	3,823,921	3,446,563
Total liabilities	15,144,932	13,872,694

STOCKHOLDERS' EQUITY
Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015)	-	-
Common stock ($.0001 par value, 400,000,000 shares authorized and 13,356,092 and 11,261,960 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	1,336	1,126
Paid in capital	160,092,967	154,361,694
Accumulated other comprehensive loss	(2,091,604)	(1,565,822)
Accumulated deficit	(151,149,215)	(143,955,048)
Noncontrolling interest	122,249	198,917
Total stockholders' equity	6,975,733	9,040,867
Total liabilities and stockholders' equity	$22,120,665	$22,913,561

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net revenues
Service fees	$12,117,708	$6,906,916	$21,481,528	$12,447,123
Branded content	1,575,140	-	3,472,379	-
Total Revenues	13,692,848	6,906,916	24,953,907	12,447,123

Costs and expenses:
Cost of service fees	10,003,934	5,467,819	17,602,087	10,081,890
Cost of branded content	1,480,859	-	3,267,947	-
General and administrative	1,999,391	2,583,474	4,087,624	4,619,578
Non-cash compensation	2,014,589	601,371	2,375,573	1,202,742
Bad debt expense	125,238	131,511	376,979	140,841
Depreciation and amortization	844,535	626,497	1,732,653	1,065,267
Total costs and operating expenses	16,468,546	9,410,672	29,442,863	17,110,318
Loss from operations	(2,775,698)	(2,503,756)	(4,488,956)	(4,663,195)
Interest expense, net	(438,976)	(1,284,591)	(589,414)	(1,402,183)
Gain on change in fair value and settlement of beneficial conversion derivative	-	2,022,036	-	2,022,036
Loss from stock value guarantee	(2,162,861)	-	(2,162,861)	-
Other income (expense)	(7,705)	(8,501)	(29,604)	20,575
Net loss before income taxes	(5,385,240)	(1,774,812)	(7,270,835)	(4,022,767)
Income taxes	-	-	-	-
Net loss	(5,385,240)	(1,774,812)	(7,270,835)	(4,022,767)
Net loss attributable to the noncontrolling interest	38,792	10,527	76,668	19,274
Net loss attributable to Net Element, Inc. stockholders	(5,346,448)	(1,764,285)	(7,194,167)	(4,003,493)

Dividends for the benefit of preferred stockholders	-	(525,197)	-	(525,197)

Net loss attributable to common stock	(5,346,448)	(2,289,482)	(7,194,167)	(4,528,690)

Foreign currency translation	(496,041)	(116,353)	(525,782)	(224,524)
Comprehensive loss attributable to common stockholders	$(5,842,489)	$(2,405,835)	$(7,719,949)	$(4,753,214)

Loss per share - basic and diluted	$(0.46)	$(0.46)	$(0.63)	$(0.95)

Weighted average number of common shares outstanding - basic and diluted	11,635,434	4,970,714	11,464,434	4,789,264

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(7,194,167)	$(4,003,493)
Adjustments to reconcile net loss to net cash used in operating activities
Non controlling interest	(76,668)	(12,145)
Share based compensation	2,375,573	1,202,742
Deferred revenue	(417,887)	(310,241)
Gain on Change in fair value and settlement of beneficial conversion derivative	-	(2,022,036)
Depreciation and amortization	1,732,652	1,065,267
Non cash interest	297,434	349,146
Amortization of debt discount	-	983,715
Net recovery of loan losses	-	(94,770)
Gain on disposal of fixed asset	-	(23,854)
Changes in assets and liabilities
Accounts receivable	(331,566)	266,529
Advances to aggregators	-	(92,017)
Prepaid expenses and other assets	270,932	173,598
Accounts payable	220,990	507,737
Accrued expenses (includes $2.2M accrual for stock price guarantee)	1,655,971	(460,826)
Net cash used in operating activities	(1,466,736)	(2,470,648)

Cash flows from investing activities

Purchase of portfolio and client acquistion costs	(741,514)	(303,775)
Acquistion of PayOnline asets, net of cash received	-	(3,195,452)
Purchase of fixed and other assets	(214,046)	(65,050)
Net cash used in investing activities	(955,560)	(3,564,277)

Cash flows from financing activities
Proceeds from preferred stock	-	5,500,000
Proceeds from indebtedness	1,215,000	650,000
Related party advances	910,045	84,256
Net cash provided by financing activities	2,125,045	6,234,256

Effect of exchange rate changes on cash	(94,905)	(27,443)
Net (decrease) increase in cash	(392,156)	171,888

Cash at beginning of period	1,025,747	503,343
Cash at end of period	$633,591	$675,231

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$589,414	$121,253
Taxes	$94,718	$90,211

Non Cash activities:
Share issuance for settlement of unpaid compensation	$1,042,509	$-
Shares issued for redemption of indebtedness	$971,871	$-
Shares issued in settlement of advances from from board member	$909,285	$-
Notes payable (net of discount)	$-	$277,778
Funds in escrow from issuance of notes	$-	$5,000,000
Derivative Liability - warrants	$-	$3,623,182
Preferred dividends paid in common stock	$-	$525,197

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Net Element, Inc. (“We”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in mobile payments and other transactional services in emerging countries and in the United States. We have three reportable segments: (i) North America Transaction Solutions for electronic commerce, (ii) Mobile Solutions (primarily servicing the Russian Federation and Commonwealth of Independent States (“CIS”)) and (iii) Online Solutions. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We are able to deliver these services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses. Through TOT Group Russia and Net Element Russia, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Russian Federation, CIS, Europe and Asia.

Business

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third-party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. In addition, we partner with banks such as BMO Harris Bank, N.A. in the United States and VTB Bank, Bank of Moscow, Raiffeisen Bank, Kazkommertsbank, and Rietumu Bank in the Russian Federation, CIS, Europe and Asia to sponsor us for membership in Visa®, MasterCard® and/or other card associations and to settle transactions with merchants. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services.

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

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts and we have no cash equivalents. At June 30, 2016 and December 31, 2015, the U.S. based bank balances did not exceed Federal Deposit Insurance Corporation (FDIC) insured institution limits of $250,000.

We maintain an aggregate of $524,106 and $922,062 in uninsured bank accounts in Russia, Ukraine, Cyprus and the Cayman Islands at June 30, 2016 and December 31, 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Receivables are stated net of allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. In Russia, the service providers are large telecommunication companies and their affiliates, so we do not reserve for these receivables given their financial strengths and our historical experience with such companies. Allowance for doubtful accounts was $103,030 at June 30, 2016 and December 31, 2015, respectively.

Other Current Assets

We maintain an inventory of POS terminals (including iPads® used for mobile POS transactions), which we use to service both merchants and independent sales agents. If the terminals are sold for a fee, we expense the cost of these terminals, plus any setup fees at the time of the sale. Often, we will provide the terminals as an incentive to such merchants and independent sales agents to enter into a merchant contract with us, which have an average length of three years. In such case, the cost of the terminal plus any setup fees will be amortized over the three years. If the merchants early terminate their contract with us, they are obligated to either return the terminal or pay for the terminal. We had $325,498 in terminals and related equipment at June 30, 2016 and $345,459 at December 31, 2015, of which $244,416 has been placed with merchants at June 30, 2016 and $268,501 at December 31, 2015. Amortization of these terminals amounted to $41,903 and $78,549 for the three and six months ended June 30, 2016, respectively, and $31,496 and $62,231 for three and six months ended June 30, 2015, respectively.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the six months ended June 30, 2016 and 2015, we did not recognize any charges for impairment of goodwill and intangible assets.

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

Additionally, we capitalize the fair value of intangible assets acquired in business combinations. We obtain third-party valuations of net assets acquired, and allocate the purchase price of each acquired business to its respective net tangible and intangible assets. Acquired intangible assets include: merchant portfolios, trade and domain names, non-compete agreements, customer relationships, technology and certain contracts.

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

Unamortized customer acquisition costs were $1,410,901 and $1,048,060 at June 30, 2016 and December 31, 2015, respectively, and are reflected as intangible assets in the accompanying unaudited condensed consolidated balance sheets.  During the three and six months ended June 30, 2016, we capitalized customer acquisition costs of $310,975 and $661,450, respectively, and amortized an additional $155,305 and $298,609, respectively, during such periods. During the three and six months ended June 30, 2015, we capitalized customer acquisition costs of $186,125 and $303,775, respectively, and amortized an additional $75,042 and $140,538, respectively, during such periods.

During the twelve months ended December 31, 2015, we capitalized customer acquisition costs of $878,085 and amortized $356,757.

Goodwill

Goodwill represents the excess of the cost of the Company's investment in the net assets of acquired companies over the fair value of the underlying identifiable net assets at the dates of acquisition. The Company attributes all goodwill associated with the acquisition of PayOnline in May 2015.

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

At June 30, 2016 and December 31, 2015, the residual commissions payable to ISGs and independent sales agents were $754,188 and $1,205,751, respectively.

We pay agent commission on annual fees between January and April of each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We deferred $154,046 and $483,090 of agent commissions paid for annual fees at June 30, 2016 and December 31, 2015, respectively.

Prepaid agent commissions for annual fees are included in prepaid expenses, and commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt instruments. The carrying values of cash, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the debt instruments of $4,208,130 at June 30, 2016 and $3,965,000 at December 31, 2015 approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings.

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

Revenue Recognition

We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists, (2) performance of services or delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, merchants or a signed contract. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue. Our revenues for the three and six months ended June 30, 2016 and 2015 are principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments (doing business as Unified Payments), which is our U.S. transaction processing company, PayOnline, which is our Russian online transaction processing company, consolidated upon acquisition effective May 20, 2015, and Aptito, our POS solution for restaurants.

Our transactional processing companies derive revenues primarily from the electronic processing of services including: credit, debit, electronic benefits transfer and alternative payment methods card processing authorized and captured through proprietary and third-party networks, electronic gift certificate processing, and equipment sales. These revenues are recorded as bankcard and other processing transactions when processed. In addition to generating service fees, Aptito earns monthly license fees for use of its platform.

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

Service and Subscription Fees: Service and subscription fees are generated from mobile payment processing services to third-party content aggregators provided by Digital Provider. Service fees for services provided for content providers historically have been recorded net of mobile operator fees. During 2015, TOT Money began to offer branded content to customers and changed its name to “Digital Provider”. Digital Provider’s revenues for the access of branded content are recorded at the amounts charged to the mobile customer. A corresponding charge to cost of sales for mobile operator and content fees is recorded for branded content.

Mobile payment processing revenues for third-party content providers are accounted for as service fees and presented net of aggregator and mobile operator payments on the condensed consolidated financial statements as these revenues are considered to be agency fees.

Subscription revenues for our branded content are recognized when a content subscriber initiates the purchase of our content using WAP-click, Internet-click, or a SMS-to-short number registered to us. Digital Provider’s subscription revenues are recorded at the amounts charged to the third-party customer.

Certain service revenues are presented net of aggregator payments and associated costs on the condensed consolidated financial statements as these revenues are considered to be agency fees.

Cost of revenues for Digital Provider is comprised primarily of mobile operator fees, content provider fees and fees for short numbers paid to mobile operators. Additionally, penalties and penalty recoveries are recorded as cost of sales. Funds received from mobile operators, include amounts due to aggregators for supplying us with billable transactions from content providers.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At June 30, 2016 and 2015, we had warrants to purchase 893,890 and 1,164,826 shares, respectively, and options to purchase 1,953,598 and 11,919 shares, respectively, that are excluded from the calculation of loss per share because they are anti-dilutive.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We recognize a liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2010 and forward, the tax years which remain subject to examination at June 30, 2016. Please see Note 15 for discussion of our uncertain tax positions.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal Versus Agent Considerations” to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). ASU 2016-08 is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. The effective date and transition requirements for these amendments are the same as the effective date and transition requirements of ASU 2014-09 discussed above. The Company is currently evaluating the effects, if any, which the adoption of this guidance will have on the Company’s financial position, results of operations and cash flows.

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

•	TOT Payments, LLC is the parent company of:

-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida;
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida

•	OOO TOT Group Russia is the parent company of its wholly owned subsidiary OOO Digital Provider (f/k/a OOO TOT Money)(a company formed in Russia), PayOnline Systems, LLC (a wholly-owned company formed in Russia), Innovative Payment Technologies, LLC (a wholly-owned company formed in Russia) and TOT Group Kazakhstan, a wholly owned subsidiary formed in Kazakhstan.

•	Netlab Systems, LLC is the parent company of Tech Solutions LTD (Cayman Islands).
•	Net Element Russia is the parent company of 100% owned OOO TOT Group.
•	TOT Group Europe LTD is 100% owner of Polimore Capital Limited (Cyprus) and Brosword Holding Limited (Cyprus)

All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The independent auditors’ reports on our consolidated financial statements for the years ended December 31, 2015 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $7.3 million for the six month period ended June 30, 2016, an accumulated deficit of $151.1 million and negative working capital of $4.0 million at June 30, 2016. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We are required to continually meet the listing requirements of The NASDAQ Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The NASDAQ Capital Market. On June 19, 2015, we received a deficiency letter from The NASDAQ Capital Market indicating that for 30 consecutive trading days our common stock had a closing bid price below the $1.00 per share minimum. In accordance with NASDAQ Listing Rules, we were provided a compliance period of 180 calendar days, or until December 16, 2015, to regain compliance with this requirement. On December 17, 2015, we received a letter from The NASDAQ Capital Market notifying us that the initial period of 180 calendar days previously provided to the Company to regain compliance with the requirement was extended for an additional 180 calendar day period, or until June 13, 2016. We received Board and shareholder approval and effected a 1-for-10 reverse stock split on May 25, 2016 to increase the bid price of our common stock. This was successful and we regained NASDAQ compliance on June 8, 2016 with our stock maintaining an $1.00 or greater per share price for 10 trading days ending June 8, 2016.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from processors and mobile operators. Total accounts receivable amounted to $5,827,586 and $5,198,993 at June 30, 2016 and December 31, 2015, respectively. Accounts receivable primarily included $2,711,734 and $1,764,087 of amounts due from mobile operators and $3,115,852 and $3,223,287 of credit card processing receivables at June 30, 2016 and December 31, 2015, respectively.

For the three and six months ended June 30, 2016, we recorded bad debt expense of $145,588 and $409,376, respectively, for Automated Clearing House (“ACH”) rejects in the normal course of operation, offset by bad debt recoveries of $20,350 and $32,397, respectively, from our Russian operations.

We recorded bad debt expense of $138,893 and $235,610, respectively, for the three and six months ended June 30, 2015 for ACH rejects in the normal course of operation, offset by bad debt recoveries of $7,382 and $94,769, respectively, from our Russian operations.

Occasionally, Digital Provider advances funds to aggregators for content. At June 30, 2016 and December 31, 2015, Digital Provider had advances to aggregators of $33,557 and $5,863, respectively.

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

NOTE 5. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	June 30, 2016	December 31, 2015
Furniture and equipment	3 - 10	$166,373	$174,133
Computers	2 - 5	141,692	141,692
Total		308,065	315,825
Less: Accumulated depreciation		(165,656)	(153,702)

Total fixed assets, net		$142,409	$162,123

Depreciation expense for the three and six months ended June 30, 2016 was $11,954 and $19,523, respectively. Depreciation expense for the three and six months ended June 30, 2015 was $9,428 and $26,420, respectively.

NOTE 6.  INTANGIBLE ASSETS

Shown below are the details of intangible assets at June 30, 2016 and December 31, 2015:

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2014	$520,925	$1,082,731	$526,728	$-	$-	$-	$361,667	$2,492,051
Additions due to Payonline purchase	1,328,000	1,410,000	-	449,000	708,062	429,939	-	4,325,001
Other additions	163,129		878,085					1,041,214
Amortization	(463,452)	(842,806)	(356,753)	(93,542)	(146,290)	(90,793)	(280,000)	(2,273,635)
Divested	-	(160,750)	-	-	-	-	-	(160,750)
Balance at December 31, 2015	$1,548,602	$1,489,175	$1,048,060	$355,458	$561,772	$339,146	$81,667	$5,423,880
Additions	42,245	-	350,475	-	-	-	-	392,720
Amortization	(353,304)	$(176,046)	(143,304)	(37,417)	(41,667)	(24,999)	(70,000)	(846,737)
Balance at March 31, 2016	$1,237,543	$1,313,129	$1,255,231	$318,041	$520,105	$314,147	$11,667	$4,969,863
Additions	30,261	-	310,975	-	-	-	-	341,236
Amortization	(350,175)	$(176,046)	(155,305)	(37,417)	(41,667)	(24,999)	(11,667)	(797,276)
Balance at June 30, 2016	$917,629	$1,137,083	$1,410,901	$280,624	$478,438	$289,148	$-	$4,513,823

Total amortization expense for the three and six months ended June 30, 2016 was $832,581 and $1,713,130, respectively, of which $35,305 and $69,117 represented amortization of inventory placed with merchants for the three and six months ended June 30, 2016, respectively

Total amortization expense for the three and six months ended June 30, 2015 was $617,068 and $795,590, respectively, of which $31,496 and $62,232 represented amortization of inventory placed with merchants for the three and six months ended June 30, 2015, respectively.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense
2016	756,470
2017	1,512,941
2018	1,512,941
2019	653,226
2020	78,245
Total	$4,513,823

Software

The Company capitalizes software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 12 to 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized.

During the six months ended June 30, 2016 and twelve months ended December 31, 2015, the Company capitalized $72,586 and $163,129, respectively, of development costs as follows:

•	point of sale software ( $0 and $107,619)
•	payment processing software ($67,086 and $46,868)
•	Mobile payments billing software ($5,500 and $8,642)

Merchant Portfolios

Merchant Portfolios consist of portfolios owned by us that earn future streams of income. The useful lives of these portfolios range from 15 to 36 months at the time of acquisition. The useful lives of merchant portfolios represent management’s best estimate over which we expect to recognize the economic benefits of these intangible assets. At June 30, 2016 and December 31, 2015, the net value of these portfolios was $1,137,083 and $1,489,175, respectively. For the three and six months ended June 30, 2016, amortization was $176,046 and $352,092, respectively, and for the three and six months ended June 30, 2015, amortization was $202,625 and 422,083, respectively.

Trademarks and Domain Names

During 2015, we acquired certain trademarks with a $708,062 fair market value and domain names with a $429,939 fair market value at the date of acquisition. At June 30, 2016 and December 31, 2015, the net book value of these trademarks were $478,438 and $561,772, respectively, and the net book value of the domain names were $289,148 and $339,146, respectively.

For the three and six months ended June 30, 2016, amortization for trademarks was $41,667 and $83,334, respectively, and for the three and six months ended June 30, 2015, amortization was $20,833 and $20,833, respectively.

For the three and six months ended June 30, 2016, amortization for domain names was $24,999 and $49,998, respectively, and for the three and six months ended June 30, 2015, amortization was $12,500 and $12,500, respectively.

PCI Certification

During 2015, we acquired a “Payment Card Industry” (PCI) Certification with our acquisition of PayOnline. This certification had a fair market value of $449,000 at the date of acquisition. At June 30, 2016 and December 31, 2015, the net book value of this certification was $280,624 and $355,458, respectively.

For the three and six months ended June 30, 2016, amortization for this certification was $37,417 and $74,834, respectively, and for the three and six months ended June 30, 2015, there was no amortization.

Non-Compete Agreements

In connection with the Company’s acquisition of Unified Payments, LLC in 2013, two key executives signed covenants not to compete. These covenants have a three-year life and had a net book value $0 and $81,667 at June 30, 2016 and December 31, 2015, respectively.

NOTE 7. SHORT TERM DEBT

In September 2014, Digital Provider entered into Supplement Agreements with Alfa-Bank, which renewed and amended the Factoring Credit Facility (“FCF”). Pursuant to such amendments, the FCF expired on June 30, 2016. We did not draw any funds under the FCF.

NOTE 8. ACCRUED EXPENSES

At June 30, 2016 and December 31, 2015, accrued expenses amounted to $4,205,599 and $2,975,066, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Accrued professional fees	$220,140	$220,140
PayOnline earnout and stock price guarantee	2,506,636	618,500
Accrued payroll	105,000	79,653
Accrued bonus	727,722	1,635,816
Accrued foreign taxes	129,299	79,691
Short term loan advances	219,041	200,000
Other accrued expenses	297,761	141,266
	$4,205,599	$2,975,066

The accrued balance of the PayOnline estimated earn out was $343,775 and $618,500 at June 30, 2016 and December 31, 2015 respectively. In addition, we recognized a charge of $2,162,861 pursuant to the PayOnline acquisition agreement entered into on May 20, 2015. The acquisition agreement calls for a guarantee payment in cash for decreases in the market value of certain restricted common shares issued in accordance with the acquisition agreement at 12 months from the date of the respective issuances. See Note 11 for additional information.

Accrued bonuses are attributed to our TOT Group subsidiaries, as a result of a discretionary bonus accrual. In addition, on June 13, 2016, the Company’s shareholders approved 579,172 restricted shares of common stock to be issued in lieu of $1,042,509 in unpaid compensation due to the Company’s Chief Executive Officer.

NOTE 9. LONG TERM DEBT

Long term debt consisted of the following:

	June 30, 2016	December 31, 2015
RBL Capital Group LLC	$3,833,130	$3,965,000
MBF Merchant Capital LLC	375,000	-
Less Current Portion	(384,209)	(518,437)
Long Term Debt	$3,823,921	$3,446,563

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term notes. At June 30, 2016 and December 31, 2015, we had $11,166,872 and $6,035,000, respectively available on the RBL credit line. On May 2, 2016, we renewed our credit facility with RBL, increasing the facility from $10 million to $15 million and extending the term through February 2018.

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

Effective July 17, 2014, we entered into a $3,315,000 promissory note with RBL. Net proceeds from the promissory note were used to repay a $3.0 million note previously due to MBF (as defined below) and related costs and interest, in addition to approximately $239 thousand for working capital. The promissory note requires interest only payments at 13.90% interest through January 2015 commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019 and the promissory note balance reduced the amount available under our credit line. The note also provided for a 2% front end fee due at execution of the note and a 4% backend fee due at the final payment of the note. At June 30, 2016, the promissory note balance was $2,993,128 and provided for a $81,641 principal and interest payment, commencing of August 20, 2016. On July 28, 2016, we deferred principal repayments on the remaining balance until November 20, 2016. On June 9, 2016, June 23, 2016 and June 30, 2016, Crede CG III, Ltd. (“Crede”) purchased $148,341, $88,479 and $85,050, respectively, of the principal balance of this promissory note. We exchanged these promissory note tranches purchased by Crede for an aggregate of 219,284 shares of our common stock. See “—Crede CG III, Ltd.” and Note 17 for additional information.

Effective February 10, 2015, we entered into a $400,000 promissory note with RBL. The promissory note provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $10,911 per month and the promissory note balance reduced the amount available under our credit line. The promissory note also provided for a 2% front end fee, due upon the execution of the promissory note and a 4% backend fee due at the final payment of the promissory note. Crede purchased $237,367 of this promissory note on May 9, 2016 and the remaining $162,633 balance on May 16, 2016. We exchanged these promissory note tranches purchased by Crede for an aggregate of 158,148 shares of our common stock. See “—Crede CG III, Ltd.” for additional information and a summary of exchanges with Crede subsequent to June 30, 2016.

Effective March 27, 2015, we entered into a $250,000 promissory note with RBL. The promissory note provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $6,819 per month and the promissory note balance reduced the amount available under our credit line. The promissory note also provided for a 2% front end fee, due upon the execution of the promissory note and a 4% backend fee due at the final payment of the promissory note. We exchanged this promissory note tranche purchased by Crede for an aggregate of 97,857 shares of our common stock. See “—Crede CG III, Ltd.” for additional information.

On May 4, 2016, we entered into a $250,000 term note with RBL. The term note provides for interest-only payments at 14.15% interest through October 20, 2016. From November 20, 2016 through October 20, 2020, the note maturity date, we are obligated to make interest and principal payments of $6,850 per month. The promissory note also provided for a 2% front end fee, due upon the execution of the promissory note and a 4% backend fee due at the final payment of the promissory note.

On May 20, 2016, we entered into a $400,000 term note with RBL. The term note provides for interest-only payments at 14.15% interest through November 20, 2015. From December 20, 2016 through November 20, 2020 the note maturity date, we are obligated to make interest and principal payments of $10,961 per month. The promissory note also provided for a 2% front end fee, due upon the execution of the promissory note and a 4% backend fee due at the final payment of the promissory note.

On June 23, 2016, we entered into a $190,000 term note with RBL. The term note provides for interest-only payments at 14.15% interest through December 20, 2016. From January 20, 2017 through December 20, 2020, the note maturity date, we are obligated to make interest and principal payments of $5,206 per month. The promissory note also provided for a 2% front end fee, due upon the execution of the promissory note and a 4% backend fee due at the final payment of the promissory note.

MBF Merchant Capital, LLC

Effective March 28, 2016, we entered into a $75,000 promissory loan note with MBF Merchant Capital, LLC (“MBF”). The loan provides for interest only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we are obligated to make interest and principal payments of $7,989.62. The loan also provided a 6% backend fee due at the final payment of the loan. MBF is affiliated with one of our board members.

Effective April 19, 2016 we entered into a $300,000 promissory loan note with MBF. The loan provides for interest only payments at 15.5% through May 28, 2016. From June 28, 2016 through May 28, 2018, we are obligated to make interest and principal payments of $14,617. The loan also provided a 6% backend fee due at the final payment of the loan.

Crede CG III, Ltd.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede, an entity that purchased a portion our previously issued notes held by RBL. Pursuit to the Master Exchange Agreement, we have the right to request that Crede exchange up to $3,965,000 of the RBL promissory notes for shares of our common stock.

For the quarter ended June 30, 2016, we exchanged 475,289 shares of our common stock for an aggregate of $971,871 in RBL debt obligations, based on an average per share exchange price of $2.32. The exchanges also settled current interest and loan fees of $129,905 and an exchange premium of $167,529. A summary of these exchanges for the quarter ended June 30, 2016 is as follows:

Exchange Notice date	Shares Issued	Exchange Price	Principal Reduction	Interest Fees and Fair Value Charge
May 2, 2016	97,857	$2.87	250,000	$63,141
May 9, 2016	91,743	2.73	237,367	56,211
May 16, 2016	66,405	2.57	162,633	36,581
June 9, 2016	99,025	2.02	148,341	83,378
June 23, 2016	57,663	1.73	88,479	28,000
June 30, 2016	62,596	1.60	85,050	30,123
Totals	475,289		$971,870	$297,434

See Note 17 for a summary of changes with Crede subsequent to June 30, 2016.

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at June 30, 2016 is as follows:

2016 (6 mos.)	$384,209
2017	981,614
2018	997,086
2019	1,064,654
2020	780,567
Balance June 30, 2016	$4,208,130

NOTE 10. CONCENTRATIONS

Total revenue was $24,953,907 for the six months ended June 30, 2016, of which $18,256,581 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions, $3,773,211 was derived from processing of mobile electronic payments and $2,924,115 was derived from our PayOnline transactional gateway services.

Total revenue was $12,447,123 for the six months ended June 30, 2015, of which $11,448,916 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions, $694,064 was derived from processing of mobile electronic payments and $304,143 was derived from our PayOnline transactional gateway services.

For the six months ended June 30, 2016 and 2015, credit card processing revenues were derived from merchant customer transactions, which were processed primarily by two third-party processors. For the six months ended June 30, 2016, we processed 66% of our total revenue with Priority Payments, Inc. (f/k/a Cynergy Data, LLC) and 7% with Vantiv, Inc. (f/k/a National Processing Company (NPC)). For the six months ended June 30, 2015, we processed 64% of our total revenue with Priority Payments, Inc. and 17% with Vantiv, Inc.

For the six months ended June 30, 2016, mobile electronic payment revenues were derived from merchant customer transactions, which were processed by one mobile operator greater than 5% of sales. For the six months ended June 30, 2016, we processed 10% of our total revenue with Beeline (OJSC Vimpelcom).

For the six months ended June 30, 2015, mobile electronic payment revenues were derived from merchant customer transactions, which were processed primarily by two mobile operators. For the six months ended June 30, 2015, we processed 2% of our total revenue with Beeline (OJSC Vimpelcom), and 2% with MTS (Mobile TeleSystems OJSC).

Revenues from our Online Solutions segment comprises approximately 12% of our total revenue for the six months ended June 30, 2016 and no individual customer is significant.

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

On May 19, 2016, we recognized a charge in the amount of $2,162,861 for decreases in the market value of the restricted common shares issued pursuant to the stock price guarantee.

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

PayOnline Systems leases approximately 5,090 square feet of office space in Moscow, Russia at annual rent of $127,243. The current lease term for the office space expires on July 15, 2017. We believe that these facilities are adequate for our anticipated needs.

Litigation

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

On September 23, 2014, The Court upheld the Motion to set aside a default judgment previously entered against Unified Payments. On the Motion to Dismiss (“demurrer”), Plaintiffs attorney filed an amended complaint to address certain deficiencies raised by our counsel. Requests for Discovery were served on Plaintiff’s counsel who recently requested an extension for filing responses thereto. At the court hearing on our demurree to the Plaintiffs First Amended Complaint, the court gave the Plaintiff another opportunity to clarify its Complaint and Orkin filed a Second Amended Complaint in the California litigation on June 8, 2015. The Defendants filed a Demurrer in response. At a hearing on the matter, the judge sustained the Defendants demurrer to the breach of fiduciary duty claim against Unified Payments and Net Element –essentially dismissing these claims. However, the judge allowed the contract and fraud claims to proceed against all defendants.

As the employment agreement between Orkin and FBS has an arbitration clause that is binding on Orkin in his lawsuit against Unified Payments for alleged breach of the employment agreement, the parties agreed in early November 2014 to stipulate to arbitration in Florida and to stay the California proceedings pending the outcome of the arbitration. A Demand for Arbitration was served on us on May 5th. We did not assume any of the contracts from the Unified Payments entity acquired in 2013. We understand that the Predecessor Unified entity has filed counterclaims against Orkin in the arbitration matter.

On July 19, 2016, the Parties entered into a Settlement Agreement settling all matters pertaining to the both the lawsuit and Arbitration claims referenced above. The terms of the Settlement Agreement are in the process of being implemented whereupon these claims will be fully and finally resolved.

Aptito.com, Inc

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County.  This is an interpleader action in regards to 125,000 shares of stock.  Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of Net Element, Inc. stock.  There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares.  To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the Defendants to litigate amongst themselves as to how the shares should be distributed.   Aptito.com, Inc. opposes the motion to interplead and has filed counterclaims relative to Aptito, LLC non-delivery of the 125,000 shares.  Aptito, LLC recently filed a motion to interplay, which it intends to set for hearing.  If the motion to interplead is granted, it will be up to the Defendants to litigate as to the proper distribution of shares and Aptito, LLC will be discharged from any purported liability.

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

On April 13, 2015, Zell filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court, on August 26, 2015, dismissed Zell’s Motion to dissolve the injunction and the injunction order prohibiting Zell from making further defamatory posts remains in place.  The Company intends to vigorously pursue this matter.

Dan Hudson

In August 2015, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Dan Hudson for defamation of our Company and CEO and tortious interference with our business relationships. The Motion is for an injunction against Hudson enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. Hudson has been evading service of process.  The case cannot progress until he is served.  Once he is served, the Company intends to vigorously pursue this matter.

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

NOTE 12. RELATED PARTY TRANSACTIONS

See Note 13 with respect to the Second Additional Letter Agreement (as defined below), which we entered into with Kenges Rakishev, one of our board members.

See Note 9 with respect to two notes payable to MBF, which is affiliated with William Healy, one of our board members.

NOTE 13. STOCKHOLDERS’ EQUITY

On May 25, 2016, the Company effected a one-for-ten reverse stock split of its common stock. The consolidated financial statements give retrospective effect for this change in capital structure for all periods presented. In addition, all share amounts and calculations in this Report are based on post reverse split shares.

On January 25, 2016 and April 15, 2016, we issued 42,565 and 22,865 shares of common stock, respectively, as part of the PayOnline earn-out.

Share based compensation for the three months ended June 30, 2016 included the issuance of 1,072,841 common shares of which 965,341 went to our Chief Executive Officer, 100,000 to our Chief Legal Officer and 7,500 to our Board of Directors for 2016 service. Of the 965,341 for our Chief Executive Officer, 386,169 was for bonus awards and 579,172 was for $1,042,509 in accrued but unpaid compensation that we were able to settle with stock.

On January 21, 2016, we entered into a Second Additional Letter Agreement (the “Second Additional Agreement”) with Kenges Rakishev, an accredited investor (the “Investor”). The Second Additional Agreement further modified the terms of the Letter Agreement, dated September 11, 2015, as modified by that certain Additional Letter Agreement dated October 7, 2015, with certain accredited investors listed on the signature pages attached to that Letter Agreement (collectively, the “Original Agreement ”). Mr. Rakishev is a director of the Company. The Second Additional Agreement provided for the second and final round of $910,000 equity financing to the Company contemplated by the Original Agreement in consideration for the issuance by the Company on June 13, 2016 to the Investor of (i) 466,428 restricted shares of the Company’s common stock (the “Restricted Shares”) based on $1.95 per share and (ii) options to purchase 466,428 restricted shares of the Company’s common stock with a strike price of $2.15 and a 5 year life.

Equity Incentive Plan

During the six months ended June 30, 2016 and 2015, we issued common stock pursuant to the Net Element International, Inc. 2013 Equity Incentive Plan (as amended, the “2013 Plan”) to the members of our Board of Directors and recorded compensation charges of $23,250 and $43,500, respectively.

On April 12, 2016, the compensation committee of the Board of Directors rescinded previously granted incentive stock options to purchase approximately 1.6 million shares of our common stock, as the amounts granted were inadvertently in excess of individual grant limitations set forth in the 2013 Plan documents.

On June 13, 2016, we issued 182,408 incentive stock options pursuant to the 2013 Plan to key management. The option strike price is $2.12 and the term of the option is 10 years. We recorded a non-cash compensation charge of $386,705 in connection with this issuance.

At June 30, 2016, we had 351,455 incentive stock options outstanding with a weighted average exercise price of $2.63 and a weighted average remaining contract term of 9.68 years. All of the stock options were out-of-the-money and had no intrinsic value at June 30, 2016.

NOTE 14. WARRANTS AND OPTIONS

Warrants

In 2013, the Company (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 894,000 shares of common stock in connection with its private placement and initial public offering. At June 30, 2016 and December 31, 2015, we had warrants outstanding to purchase 893,890 shares of common stock.

At June 30, 2016, the 893,890 warrants outstanding had a weighted average exercise price of $75.00 and a weighted average contract term of 1.25 years.

Each warrant entitles the registered holder thereof to purchase one share of our common stock at a price of $75.00 per share. The warrants will be exercisable only if a registration statement relating to the shares of our common stock issuable upon exercise of the warrants is effective and current.

The warrants expire on October 1, 2017, or earlier upon exercise or redemption.

Options

On April 14, 2016, we entered into an Amendment No. 1 to a Letter Agreement for the sale and issuance of restricted stock to Kenges Rakishev, one of our directors. The financing agreement was approved by shareholders on June 13, 2016 and the company issued 466,428 options with an exercise price of $2.15 and a five year life.

At June 30, 2016, we had 1,602,142 non-incentive options outstanding with an exercise price of $2.18 and a remaining contract term of 4.42 years. These options were out of the money at June 30, 2016 and had no intrinsic value.

NOTE 15. INCOME TAXES

Our net deferred tax assets primarily are comprised of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $46.9 million and $41.6 million for federal, and approximately $13.2 million and $9.5 million for foreign NOLs as of June 30, 2016 and June 30, 2015, respectively.

The timing and manner in which we will be able to utilize our NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by us at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carry forward limitation periods. In the year 2016, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. We can still fully utilize the NOLs generated after the change of the ownership, which was approximately $2.1 million. Thus, we expect the total of approximately $11.3 million as of June 30, 2016 is available to offset future taxable income.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation, we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize any of the benefit of its net deferred tax assets. Accordingly, at June 30, 2016, we maintain a full valuation allowance totaling approximately $23.1 million.

NOTE 16. SEGMENT INFORMATION

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

Our three reportable segments include: (i) North America Transaction Solutions for electronic commerce, (ii) Mobile Solutions (primarily servicing the Russian Federation and CIS) and (iii) Online Solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. During the six months ending June 30, 2016 and 2015, the principal revenue stream for all segments came from services fees and branded content.

Factors management used to identify the entity’s reportable segments

The Company’s reportable segments are business units that offer different products and services in different geographies. The reportable segments are each managed separately because they offer distinct products with different delivery and service processes.

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

Mobile Solutions

Our Russian mobile and online payment processing segment consists of Digital Provider which operates primarily in the Russian Federation and CIS

In June 2012, we formed our subsidiary, OOO TOT Money, to develop a business in mobile commerce payment processing. TOT Money launched its initial operations in Russia as a payment facilitator using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) for mobile phone subscribers in Russia. During 2015, we changed or business model, rebranded our name to Digital Provider, and began to offer branded content to subscribers.

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

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at June 30, 2016 and 2015. The “Corporate Expenses & Eliminations” column includes all corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended June 30, 2016	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$10,403,932	$1,779,708	$1,509,208	$-	$13,692,848
Cost of revenues	8,967,784	1,566,618	950,391	-	11,484,793
Gross Margin	1,436,148	213,090	558,817	-	2,208,055
Gross margin %	14%	12%	37%	-	16%
General, administrative, asset disposal and other	641,541	(222,249)	447,649	1,140,155	2,007,096
Non-cash compensation	-	-	-	2,014,589	2,014,589
Provision (recovery) for bad debt	125,109	111	18	-	125,238
Depreciation and amortization	330,217	4,768	490,698	18,852	844,535
Interest expense (income), net	138,792	-	-	300,184	438,976
Loss from stock value guarantee	-	-	-	2,162,861	2,162,861
Net (loss) income for segment	$200,489	$430,460	$(379,548)	$(5,636,641)	$(5,385,240)
Segment assets	$9,181,868	$2,578,024	$6,180,939	$4,179,834	$22,120,665

Three months ended June 30, 2015	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$6,271,735	$331,038	$304,143	$-	$6,906,916
Cost of revenues	5,453,063	14,756	-	-	5,467,819
Gross Margin	818,672	316,282	304,143	-	1,439,097
Gross margin %	13%	96%	-	-	21%
General, administrative, asset disposal and other (Unallocated includes $601,371 in share based compensation)	410,677	276,193	201,537	(318,468)	569,939
Non-cash compensation	-	-	-	601,371	601,371
Provision (recovery) for bad debt	138,760	(7,249)	-	-	131,511
Depreciation and amortization	304,012	5,935	244,855	71,695	626,497
Interest expense (income), net	137,174	-	592	1,146,825	1,284,591
Net (loss) income for segment	$(171,951)	$41,403	$(142,841)	$(1,501,423)	$(1,774,812)
Segment assets	$5,796,479	$2,073,672	$6,968,834	$10,961,832	$25,800,817

Six months ended June 30, 2016	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$18,256,581	$3,773,211	$2,924,115	$-	$24,953,907
Cost of revenues	15,620,817	3,381,206	1,868,011	-	20,870,034
Gross Margin	2,635,764	392,005	1,056,104	-	4,083,873
Gross margin %	14%	10%	36%	-	16%
General, administrative, asset disposal and other	1,298,067	(146,286)	798,972	2,166,475	4,117,228
Non-cash compensation	-	-	-	2,375,573	2,375,573
Provision (recovery) for bad debt	376,450	111	418	-	376,979
Depreciation and amortization	650,288	8,958	978,081	95,326	1,732,653
Interest expense (income), net	286,576	-	-	302,838	589,414
Loss from stock value guarantee			-	2,162,861	2,162,861
Net (loss) income for segment	$24,383	$529,222	$(721,367)	$(7,103,073)	$(7,270,835)
Segment assets	$9,181,868	$2,578,024	$6,180,939	$4,179,834	$22,120,665

Six months ended June 30, 2015	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$11,448,916	$694,064	$304,143	$-	$12,447,123
Cost of revenues	10,053,495	28,395	-	-	10,081,890
Gross Margin	1,395,421	665,669	304,143	-	2,365,233
Gross margin %	12%	96%	100%	-	19%
General, administrative, asset disposal and other (Unallocated includes $360,984 in share based compensation)	984,816	483,991	201,537	2,109,365	3,779,709
Non-cash compensation	-	-	-	601,371	601,371
Provision (recovery) for bad debt	235,477	(94,636)	-	-	140,841
Depreciation and amortization	656,288	10,812	244,855	153,312	1,065,267
Interest expense (income), net	253,427	77,251	592	1,070,913	1,402,183
Net (loss) income for segment	$(734,587)	$188,251	$(142,841)	$(3,333,590)	$(4,022,767)
Segment assets	$5,440,392	$2,073,672	$6,968,834	$11,317,919	$25,800,817

NOTE 17. SUBSEQUENT EVENTS

Agreement with ESOUSA Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company which provides that ESOUSA Holdings is committed to purchase up to an aggregate of $10 million of our shares of common stock over the approximately 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, upon the earlier of (i) on or 1 business day after the Commission has declared effective the registration statement (ii) six months after the date of the Purchase Agreement, we will issue to ESOUSA Holdings as a commitment fee such number of shares of our common stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for our common stock during the 3 trading days period immediately preceding the date of issuance of such shares. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with ESOUSA Holdings (referred to in this prospectus as the “Registration Rights Agreement”), in which we agreed to file one or more registration statements necessary to register under the Securities Act of 1933, as amended, or the Securities Act, the sale of the shares of our common stock that have been and may be issued to ESOUSA Holdings under the Purchase Agreement.

Effective July 15, 2016, we entered into a $350,000 promissory note with RBL. The promissory note provides for interest only payments at 14.1% through January 20, 2017. From February 20, 2017 through January 20, 2021, we are obligated to make interest and principal payments of $9,590.62. The promissory note also provided for a 2% front end fee, due upon the execution of the loan and a 4% backend fee due at the final payment of the promissory note.

Subsequent to June 30, 2016, we exchanged the following shares of common stock for tranches of the original $3,315,000 RBL promissory note purchased by Crede as set forth below (see Note 9 for additional information). On July 28, 2016, we deferred principal repayments on this note until November 20, 2016 (see note 9).

				Interest
Date	Shares Issued	Exchange price	Debt Reduced	Fees and Fair Value Charge
July 8, 2016	125,220	$1.60	$178,650	$56,762
July 22, 2016	164,603	1.82	284,567	79,200
August 4, 2016	52,791	1.89	80,671	34,939
August 9, 2016	109,942	1.91	182,012	50,961
August 12, 2016	103,617	1.93	184,114	38,125
Totals	$556,173		$910,014	$259,988

Effective July 1, 2016, we entered into a $353,500 promissory note with MBF. The promissory note provides for principal and interest payments at 15.5% in the amount of $17,224 through June 28, 2018. The promissory note also provided for a 1% front end fee, due upon the execution of the loan and a 6.6% backend fee due at the final payment of the promissory note.

On July 21, 2016, the Company entered into a binding letter of intent (the “LOI”) with Paystar, Inc., a Delaware corporation, and Nexcharge, Inc., a Nevada corporation (collectively, the “Partner”). Pursuant to this LOI, the parties agreed to negotiate a definitive agreement to enter into a joint venture (the “Transaction”). It is contemplated that the joint venture entity (“Newco”) will be a newly-formed entity and will have two classes of stock: voting Class A stock that will have all the usual rights, votes and obligations associated therewith, and non-voting Class B stock that will be reserved for executives and employees of Newco. It is contemplated that the Partner or its current owners will collectively own 49% of Newco’s voting Class A stock, and the Company will own 51% of Newco’s voting Class A stock. The LOI contemplates that the Partner will contribute all of its assets to this joint venture free and clear of any liens or encumbrances as consideration for such 49% of Newco’s voting Class A stock, and the Company will contribute to Newco up to $3,390,000 (whether in cash, cash equivalents or otherwise, in a manner and time as described in the LOI as consideration for such 51% of Newco’s voting Class A stock. The LOI further contemplates that the Company will have an exclusive option to purchase such 49% of Newco’s voting Class A stock, exercisable during twelve (12) months from the closing of the Transaction, at a purchase price to be agreed to by the parties at fair market value as when such option is considered. It is contemplated that, after the closing of the transaction, the executive management of Newco will be eligible for equity compensation through the Company’s 2013 Equity Incentive Plan, as amended. During the first year of operations of Newco, the parties will determine if it is in their interests to convert their respective stock in Newco to shares of the Company, in which case the parties agreed to work in good faith to seek the necessary approvals from the Company. The parties agreed that, in the event of the closing of the Transaction, the owners of the Partner will pay 50% and the Company will pay 50% of the broker’s fee up to $170,000, with the Company’s option in its sole discretion to pay its share of the broker fee in the shares of Company common stock.

The consummation of the Transaction is subject to, among other things, (i) the completion of due diligence of the Partner and its business satisfactory to the Company in its sole discretion, (ii) approval of the Transaction by the Company’s board of directors and (iii) the execution of definitive legal documents acceptable to the parties.

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

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Our combined businesses processed 41.6 million transactions for the three months ended June 30, 2016 as compared to 33.6 million transactions processed for the three months ended June 30, 2015. North America Transaction Solutions provided the majority of the increase going from 12.4 million transactions processed in the three months ended June 30, 2015 to 21.1 million transactions processed for the three months ended June 30, 2016. This was offset by a decrease of $0.9 million in transactions processed from our Mobile Solutions segment.

We processed $474 million in payments for the three months ended June 30, 2016 as compared to $264 million on a constant dollar basis for the three months ended June 30, 2015. North America Transaction Solutions was responsible for $132 million of the $210 million increase and Online Solutions contributed an addition $74 million in payments processed.

We reported a net loss attributable to stockholders of $5,346,448, or $0.46 per share, for the three months ended June 30, 2016 as compared to a net loss attributable to stockholders of $2,289,482 or $0.46 per share, for the three months ended June 30, 2015. The net loss increase of $3,056,966 was primarily due to an increase in non-cash compensation, amounting to $1,413,218 and the $2,162,861 charge incurred for a stock price guarantee in connection with the PayOnline acquisition (see Note 9 to the condensed consolidated financial statements) offset by a $584,083 decrease in general and administrative expenses. These items are discussed further below.

Net revenues consist primarily of payment processing fees. Net revenues were $13,692,848 for the three months ended June 30, 2016 as compared to $6,906,916 for the three months ended June 30, 2015. Included in mobile solutions revenue for the three months ended June 30, 2016 is $1,575,140 of branded content revenue. The remaining $204,568 is part of service fees revenue.

The increase in net revenues is primarily a result of organic net increases in merchants. In addition, we consolidated online payment revenues for PayOnline effective May 20, 2015 and began reporting mobile commerce revenues for branded content in the fourth quarter of 2015.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended June 30, 2016 and 2015.

Gross Margin Analysis

	Three Months Ended		Three Months Ended		Increase /
Source of Revenues	June 30, 2016	% of Revenue	June 30, 2015	% of Revenue	(Decrease)

North America Transaction Solutions	$10,403,932	76%	$6,271,735	91%	$4,132,197
Mobile Solutions	1,779,708	13%	331,038	5%	1,448,670
Online Solutions	1,509,208	11%	304,143	4%	1,205,065
Total	$13,692,848	100%	$6,906,916	100%	$6,785,932

Cost of Revenues

North America Transaction Solutions	$8,967,784	86%	$5,453,063	87%	$3,514,721
Mobile Solutions	1,566,618	88%	14,756	4%	1,551,862
Online Solutions	950,391	63%	-	0%	950,391
Total	$11,484,793	84%	$5,467,819	79%	$6,016,974

Gross Margin

North America Transaction Solutions	$1,436,148	14%	$818,672	13%	$617,476
Mobile Solutions	213,090	12%	316,282	96%	(103,192)
Online Solutions	558,817	37%	304,143	100%	254,674
Total	$2,208,055	16%	$1,439,097	21%	$768,958

Since PayOnline was acquired May 20, 2015, revenues were reported net for the short quarter in 2015. Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, content provider fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended June 30, 2016 were $11,484,793 as compared to $5,467,819 for the three months ended June 30, 2015.

The year over year increase in cost of revenues of $6,016,974 is primarily a result of an increase in U.S. transaction volume. The $1,551,862 increase in mobile solution costs now include mobile operator fees and content provider fees when we provide branded content. There was no branded content in the six months ended June 30, 2015. In addition, we had $950,391 resulting from PayOnline operations (acquired May 20, 2015 / partial quarter). The mobile solutions cost of revenue for the three months ended March 31, 2016 includes $1,480,859 of branded content costs. The remaining $85,759 is included in the cost of service fees.

Gross Margin for the three months ended June 30, 2016 was $2,208,055, or 16% of net revenue, as compared to $1,439,097, or 21% of net revenue, for the three months ended June 30, 2015. Included in the mobile solutions gross margin for the three months ended June 30, 2016 is $94,281 (5.2% of total mobile revenues) for branded content.

Total operating expenses were $4,983,753 for the three months ended June 30, 2016, as compared to total operating expenses of $3,942,853 for the three months ended June 30, 2015. Total operating expenses for the three months ended June 30, 2016 consisted of general and administrative expenses of $1,999,391, non-cash compensation of $2,014,589, provision for bad debts of $125,238 and depreciation and amortization of $844,535. For the three months ended June 30, 2015, total operating expenses consisted of general and administrative expenses of $2,583,474, non-cash compensation of $601,371, provision for bad debts of $131,511 and depreciation and amortization of $626,497. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $1,999,391 for the three months ended June 30, 2016 as compared to $2,583,474 for the three months ended June 30, 2015. General and administrative expenses for the three months ended June 30, 2016 and 2015 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

Three months ended June 30, 2016

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$328,261	$88,801	$142,663	$530,452	$1,090,177
Professional fees	119,268	1,243	217,513	339,299	677,323
Rent	-	465	36,282	98,316	135,063
Business development	12,186	-	40,118	4,056	56,360
Travel expense	49,784	3,220	7,048	29,016	89,068
Filing fees	-	-	-	42,896	42,896
Transaction (gains) losses	-	(322,719)	(23,658)	12,543	(333,834)
Other expenses	131,108	1,806	26,551	82,873	242,338
Total	$640,607	$(227,184)	$446,517	$1,139,451	$1,999,391

Three months ended June 30, 2015

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$177,721	$114,537	$59,258	$569,030	$920,546
Professional fees	90,095	33,533	122,998	937,459	1,184,085
Rent	-	15,865	2,193	112,523	130,581
Business development	4,576	428	8,471	5,684	19,159
Travel expense	17,264	3,547	-	25,815	46,626
Filing fees	-	-	-	34,356	34,356
Transaction (gains) losses	-	744	-	(42,049)	(41,305)
Other expenses	259,781	100,290	8,618	(79,263)	289,426
Total	$549,437	$268,944	$201,538	$1,563,555	$2,583,474

Salaries, benefits, taxes and contractor payments were $1,090,177 for the three months ended June 30, 2016 as compared to $920,546 for the three months ended June 30, 2015, representing an increase of $169,631 as follows:

Segment	Salaries and benefits for the three months ended June 30, 2016	Salaries and benefits for the three months ended June 30, 2015	Increase / (Decrease)
North America Transaction Solutions	$328,261	$177,721	$150,540
Mobile Solutions	88,801	114,537	(25,736)
Online Solutions	142,663	59,258	83,405
Corporate Expenses & Eliminations	530,452	569,030	(38,578)
Total	$1,090,177	$920,546	$169,631

The primary reason for the increase was $150,540 increase in salaries from North America Transaction Solutions due to higher headcount and additional sales incentives. Additionally, we have an increase of $83,405 from the acquisition of PayOnline (acquired May 20, 2015) offset by a $38,578 decrease to corporate salaries from reduced headcount and a $25,736 decrease to our mobile solutions division from changes in personnel and salaries.

Professional fees were $677,323 for the three months ended June 30, 2016 as compared to $1,184,085 for the three months ended June 30, 2015, representing a decrease of $506,762 as follows:

Three months ended June 30, 2016

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$5,226	$12	$2,507	$43,949	$51,694
SEC Compliance Legal Fees	-	-	-	43,750	43,750
Accounting and Auditing	-	-	-	103,055	103,055
Tax Compliance and Planning	-	-	-	11,000	11,000
Consulting	84,042	1,231	215,006	167,545	467,824
Total	$89,268	$1,243	$217,513	$369,299	$677,323

Three months ended June 30, 2015

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$15,165	$-	$3,834	$171,185	$190,184
SEC Compliance Legal Fees	-	-	-	13,749	13,749
Accounting and Auditing	-	-	-	157,482	157,482
Tax Compliance and Planning	-	-	-	6,350	6,350
Consulting	74,930	33,533	119,164	588,693	816,320
Total	$90,095	$33,533	$122,998	$937,459	$1,184,085

Variance

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(9,939)	$12	$(1,327)	$(127,236)	$(138,490)
SEC Compliance Legal Fees	-	-	-	30,001	30,001
Accounting and Auditing	-	-	-	(54,427)	(54,427)
Tax Compliance and Planning	-	-	-	4,650	4,650
Consulting	9,112	(32,302)	95,842	(421,148)	(348,496)
Total	$(827)	$(32,290)	$94,515	$(568,160)	$(506,762)

General legal expenses decreased $138,490 for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 primarily due to decreased litigation activity at the corporate level and at our mobile solutions segment. This was offset by an increase in SEC compliance legal fees of $30,001 overall primarily due to an increased need for filings. Consulting fees decreased $348,496 primarily due to less consulting needs in corporate and our North American transaction solutions and mobile solutions offset by an increase in our Online Solutions due to PayOnline being acquired May 20, 2015.

Other general and administrative expenses were $242,338 (primarily consisting of performance bonuses of $86,874, communications of $55,062, office expenses of $66,756) for the three months ended June 30, 2016 as compared to $289,426 (primarily consisting of performance bonuses of $86,874, communications of $35,717, office expenses of $55,360 and taxes of $104,488) for the three months ended June 30, 2015, representing a decrease of $47,088.

Non-cash compensation expense from share-based compensation was $2,014,589 for the three months ended June 30, 2016, compared to $601,371 for the three months ended June 30, 2015. The primary reasons for the increase is a $1,007,000 stock bonus paid to senior management and a $386,705 of options granted to key senior employees.

We recorded bad debt expense of $125,238 for the three months ended June 30, 2016 as compared to $131,511 for the three months ended June 30, 2015. For the three months ended June 30, 2016, we recorded a loss which was primarily comprised of $145,588 in ACH rejects offset by a $20,350 recovery from our Russian operations. For the three months ended June 30, 2015, we recorded a loss provision which was primarily comprised of $138,893 in ACH rejects offset by a $7,382 recovery from our Russian operations.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements.  Depreciation and amortization expense was $844,535 for the three months ended June 30, 2016 as compared to $626,497 for the three months ended June 30, 2015. The $218,038 increase in depreciation and amortization expense was primarily due to PayOnline ($262,089 for IP Software, $24,999 for domain names, $37,417 for PCI Certification and $93,048 for portfolios and client lists), offset by $272,660 decrease in amortization in our North American Transaction Solutions segment.

Interest expense was $438,976 for the three months ended June 30, 2016 as compared to $1,284,591 for three months ended June 30, 2015, representing a decrease of $845,615 as follows:

Funding Source	Three months ended June 30, 2016	Three months ended June 30, 2015	Increase / (Decrease)
Convertible Notes Payable	$-	$1,146,715	$(1,146,715)
MBF Note	28,450	-	28,450
RBL Note	110,342	137,173	(26,831)
Crede CG III, LTD	297,435	-	297,435
Other	2,749	703	2,046
Total	$438,976	$1,284,591	$(845,615)

The net loss attributable to non-controlling interests amounted to $38,792 for three months ended June 30, 2016 as compared to $10,527 for the three months ended June 30, 2015.

During the three months ended June 30, 2016 we recognized a charge of $2,162,861 pursuant to the PayOnline acquisition agreement entered into on May 20, 2015. The acquisition agreement calls for a guarantee payment in cash for decreases in the market value of certain restricted common shares issued in accordance with the acquisition agreement at 12 months from the date of the respective issuances. See Note 11 for additional information.

During the six months ended June 30, 2015 we recognized a $2,022,036 gain from the change in fair value and settlement of beneficial conversion derivative relating to the preferred stock issued to Candlewood Tenor.

During the three months ended June 30, 2016, no dividends were paid. We paid dividends to our preferred shareholders in the amount of $525,197 during the three months ended June 30, 2015.

Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Our combined businesses processed 84.7 million transactions for the six months ended June 30, 2016 as compared to 64.2 million transactions processed for the six months ended June 30, 2015. The increase of 20.5 million transactions processed was primarily due to a 17.1 increase from North America Transaction Solutions.

We processed $893 million in payments for the six months ended June 30, 2016 as compared to $506 million in payments, on a constant dollar basis, for the six months ended June 30, 2015.

We reported a net loss attributable to common stock of $7,194,167 or $0.63 per share, for the six months ended June 30, 2016 as compared to a net loss attributable to common stock of $4,528,690 or $0.95 per share, for the six months ended June 30, 2015. This resulted in a net loss increase of $2,665,477. The primary reason for the increase in the loss over last year’s comparable period is the $2,162,861 charge incurred for a stock price guarantee in connection with the PayOnline acquisition (see Note 9 to the condensed consolidated financial statements), a $531,954 decrease in general and administrative expenses and a $667,386 increase in depreciation and amortization expense. These items are discussed further below.

Net revenues consist primarily of payment processing fees. Net revenues were $24,953,907 for the six months ended June 30, 2016 as compared to $12,447,123 for the six months ended June 30, 2015. Included in mobile solutions revenue for the six months ended June 30, 2016 is $3,472,379 of branded content revenue. The remaining $300,832 is part of service fees revenue.

The increase in net revenues is primarily a result of organic net increases in merchants. In addition, we consolidated online payments revenue for PayOnline and began reporting mobile commerce revenues for branded content in the fourth quarter of 2015.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the six months ended June 30, 2016 and 2015.

Gross Margin Analysis

	Six Months Ended		Six Months Ended		Increase /
Source of Revenues	June 30, 2016	% of Revenue	June 30, 2015	% of Revenue	(Decrease)

North America Transaction Solutions	$18,256,581	73%	$11,448,916	92%	$6,807,665
Mobile Solutions	3,773,211	15%	694,064	6%	3,079,147
Online Solutions	2,924,115	12%	304,143	2%	2,619,972
Total	$24,953,907	100%	$12,447,123	100%	$12,506,784

Cost of Revenues

North America Transaction Solutions	$15,620,817	86%	$10,053,495	88%	$5,567,322
Mobile Solutions	3,381,206	90%	28,395	4%	3,352,811
Online Solutions	1,868,011	64%	-	0%	1,868,011
Total	$20,870,034	84%	$10,081,890	81%	$10,788,144

Gross Margin

North America Transaction Solutions	$2,635,764	14%	$1,395,421	12%	$1,240,343
Mobile Solutions	392,005	10%	665,669	96%	(273,664)
Online Solutions	1,056,104	36%	304,143	100%	751,961
Total	$4,083,873	16%	$2,365,233	19%	$1,718,640

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, content provider fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the six months ended June 30, 2016 were $20,870,034 as compared to $10,081,890 for the six months ended June 30, 2015.

The year over year increase in cost of revenues of $10,788,144 is primarily a result of an increase in U.S. transaction volume, which resulted in a $5,567,322 increase North American transaction cost. Additionally, there was a $3,352,811 increase in mobile costs which now include mobile operator fees and content provider fees when we provide branded content. We also had $1,868,011 in new costs resulting from PayOnline operations (acquired May 20, 2015). Included in mobile solutions cost of revenue for the six months ended June 30, 2016 is $3,267,947 of the cost of branded content. The remaining $113,259 is included in the cost of service fees.

Gross Margin for the six months ended June 30, 2016 was $4,083,873 or 16% of net revenue, as compared to $2,365,233 or 19% of net revenue, for the three months ended June 30, 2015. North American gross margin increased 2%, and there were increased margins from our Russian online transaction processing offset by lower margins from our branded content provided by Mobile Solutions. Included in the mobile solutions gross margin for the three months ended June 30, 2016 is $204,432 (5.4% of total mobile revenues) for branded content.

Total operating expenses were $8,572,829 for the six months ended June 30, 2016, as compared to total operating expenses of $7,028,428 for the six months ended June 30, 2015. Total operating expenses for the six months ended June 30, 2016 consisted of general and administrative expenses of $4,087,624, non-cash compensation of $2,375,573, provision for bad debts of $376,979 and depreciation and amortization of $1,732,653. For the six months ended June 30, 2015, total operating expenses consisted of general and administrative expenses of $4,619,578, non-cash compensation of $1,202,742, provision of bad debts of $140,841 and depreciation and amortization of $1,065,267. The components of our general and administrative expenses are discussed below.

General and administrative expenses were $4,087,624 for the six months ended June 30, 2016 as compared to $4,619,578 for the six months ended June 30, 2015. General and administrative expenses for the six months ended June 30, 2016 and 2015 consisted of operating expenses not otherwise delineated in our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss as follows:

Six months ended June 30, 2016

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$634,833	$196,726	$255,436	$1,095,256	$2,182,251
Professional fees	282,507	2,350	301,255	615,598	1,201,710
Rent	-	11,551	68,374	191,382	271,307
Business development	20,956	-	64,791	4,648	90,395
Travel expense	91,095	7,095	9,986	37,902	146,078
Filing fees	-	-	-	59,395	59,395
Transaction (gains) losses	-	(378,252)	39,105	20,279	(318,868)
Other expenses	267,742	4,353	42,029	141,232	455,356
Total	$1,297,133	$(156,177)	$780,976	$2,165,692	$4,087,624

Six months ended June 30, 2015

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$362,826	$213,628	$59,258	$1,082,635	$1,718,347
Professional fees	270,453	119,045	122,998	1,448,071	1,960,567
Rent	-	29,472	2,193	209,421	241,086
Business development	25,986	428	8,471	10,305	45,190
Travel expense	76,840	9,514	-	46,957	133,311
Filing fees	-	-	-	66,014	66,014
Transaction (gains) losses	-	1,474	-	(90,507)	(89,033)
Other expenses	483,801	15,794	8,618	35,883	544,096
Total	$1,219,906	$389,355	$201,538	$2,808,779	$4,619,578

Salaries, benefits, taxes and contractor payments were $2,182,251 for the six months ended June 30, 2016 as compared to $1,718,347 for the six months ended June 30, 2015, representing an increase of $463,904 as follows:

Segment	Salaries and benefits for the six months ended June 30, 2016	Salaries and benefits for the six months ended June 30, 2015	Increase / (Decrease)
North America Transaction Solutions	$634,833	$362,826	$272,007
Mobile Solutions	196,726	213,628	(16,902)
Online Solutions	255,436	59,258	196,178
Corporate Expenses & Eliminations	1,095,256	1,082,635	12,621
Total	$2,182,251	$1,718,347	$463,904

The primary reason for the increase was $272,007 in salaries from North America Transaction Solutions and $196,178 from the acquisition of PayOnline (acquired May 20, 2015) offset by a $16,902 decrease to our mobile solutions division salaries and benefits.

Professional fees were $1,201,710 for the six months ended June 30, 2016 as compared to $1,960,567 for the six months ended June 30, 2015, representing a decrease of $758,857 as follows:

Six months ended June 30, 2016

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$33,397	$212	$3,020	$68,860	$105,489
SEC Compliance Legal Fees	-	-	-	87,500	87,500
Accounting and Auditing	-	-	578	224,399	224,977
Tax Compliance and Planning	-	-	-	11,000	11,000
Consulting	189,109	2,138	297,658	283,839	772,744
Total	$222,506	$2,350	$301,256	$675,598	$1,201,710

Six months ended June 30, 2015

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$52,400	$35	$3,834	$268,274	$324,543
SEC Compliance Legal Fees	-	-	-	89,285	89,285
Accounting and Auditing	-	-	-	307,832	307,832
Tax Compliance and Planning	-	-	-	16,275	16,275
Consulting	170,749	119,010	119,164	813,709	1,222,632
Total	$223,149	$119,045	$122,998	$1,495,375	$1,960,567

Variance

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(19,003)	$177	$(814)	$(199,414)	$(219,054)
SEC Compliance Legal Fees	-	-	-	(1,785)	(1,785)
Accounting and Auditing	-	-	578	(83,433)	(82,855)
Tax Compliance and Planning	-	-	-	(5,275)	(5,275)
Consulting	18,360	(116,872)	178,494	(529,870)	(449,888)
Total	$(643)	$(116,695)	$178,258	$(819,777)	$(758,857)

General legal expenses decreased $219,054 during for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to decreased litigation activity at the corporate level and at our mobile solutions segment. Consulting fees decreased $449,888 primarily due to less consulting needs in corporate and mobile solutions offset by an increase in our Online Solutions due to PayOnline being acquired May 20, 2015.

Other general and administrative expenses were $455,356 (primarily consisting of performance bonuses of $173,748, communications of $113,020 and office expenses of $129,230) for the six months ended June 30, 2016 as compared to $544,096 (primarily consisting of performance bonuses of $173,748, communications of $84,347, office expenses of $121,765, taxes of $104,575 and insurance for $51,371) for the six months ended June 30, 2015, representing a decrease of $88,740.

Non-cash compensation expense from share-based compensation was $2,375,573 for the six months ended June 30, 2016, compared to $1,202,742 for the six months ended June 30, 2015. The primary reasons for the increase is a current charge for $1,007,000 in stock bonuses paid to officers and a $386,705 for options granted to various employees.

We recorded bad debt expense of $376,979 for the six months ended June 30, 2016 as compared to $140,841 for the six months ended June 30, 2015. For the six months ended June 30, 2016, we recorded a loss which was primarily comprised of $409,276 in ACH rejects offset by a $32,397 recovery from our Russian operations. For the six months ended June 30, 2015, we recorded a loss provision which was primarily comprised of $235,635 in ACH rejects offset by a $94,769 recovery from our Russian operations.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements. Depreciation and amortization expense was $1,732,653 for the six months ended June 30, 2016 as compared to $1,065,267 for the six months ended June 30, 2015. The $667,388 increase in depreciation and amortization expense was primarily due to PayOnline ($703,479 for IP Software, $49,998 for domain names, $74,834 for PCI Certification and $186,096 for portfolios and client lists), offset by an $166,717 decrease in portfolio amortization in our North American Transaction Solutions segment.

Interest expense was $589,414 for the six months ended June 30, 2016 as compared to $1,402,183 for three months ended June 30, 2015, representing a decrease of $812,769 as follows:

Funding Source	Six months ended June 30, 2016	Six months ended June 30, 2015	Increase / (Decrease)
Convertible Notes Payable	$-	$1,146,715	$(1,146,715)
MBF Note	28,450	-	28,450
RBL Note	258,126	228,427	29,699
Crede CG III, LTD	297,435	-	297,435
Other	5,403	27,041	(21,638)
Total	$589,414	$1,402,183	$(812,769)

The net loss attributable to non-controlling interests amounted to $76,668 for six months ended June 30, 2016 as compared to $19,274 for the six months ended June 30, 2015.

During the six months ended June 30, 2016 we recognized a charge of $2,162,861 pursuant to the PayOnline acquisition agreement entered into on May 20, 2015. The acquisition agreement calls for a guarantee payment in cash for decreases in the market value of certain restricted common shares issued in accordance with the acquisition agreement at 12 months from the date of the respective issuances. See Note 11 to the condensed consolidated financial statements for additional information.

During the six months ended June 30, 2015 we recognized a $2,022,036 gain from the change in fair value and settlement of beneficial conversion derivative relating to the preferred stock issued to Candlewood Tenor.

During the six months ended June 30, 2016 no dividends were paid. We paid dividends to our preferred shareholders in the amount of $525,197 during the six months ended June 30, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We incurred a net loss attributable to common stockholders’ of $7,194,167 for the six months ended June 30, 2016 and $14,838,704 for the year ended December 31, 2015. We had a working capital deficit of $4,053,632 and an accumulated deficit of $151,149,215 at June 30, 2016. We had a working capital deficit of $3,095,375 and an accumulated deficit of $143,955,048 at December 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Our total assets at June 30, 2016 were $22,120,665 compared to $22,913,561 at December 31, 2015. The $792,896 decrease in total assets is primarily attributable to $910,057 decrease in the net asset value of intangible assets, a $392,156 decrease in cash, a $299,814 decrease in prepaid and other assets, offset by a $628,593 increase in accounts receivable and a $200,252 in increase in other long term assets, (which primarily consist of capitalized loan costs and deposits to our loss reserve held by our service provider). Accounts receivable increased in 2016 primarily due to increased transaction solutions sales volume in North America for the first half of 2016.

At June 30, 2016, we had total current assets of $7,267,379 including $633,591 of cash, $5,827,586 of accounts receivable, and $806,202 of prepaid expenses and other assets. At December 31, 2015, we had total current assets of $7,330,756 including $1,025,747 of cash, $5,198,993 of accounts receivable, and $1,106,016 of prepaid expenses and other assets.

In May, 2015, we entered into an agreement to acquire the net assets of PayOnline for purchase consideration of $3.6 million in cash and restricted common shares with a value of $3.6 million, and, if applicable, additional earn-out payments in cash and restricted common shares, payable in five quarterly installments, based on a multiple of EBITDA and subject to certain EBITDA target achievement in the applicable quarter. The acquisition agreement sets forth the determination of the value of such shares based on the closing stock price on the date before each applicable payment date. The agreement calls for a guarantee payable in cash for decreases in the market value of the restricted common shares issued at 12 months from the date of the respective issuances. At June 30, 2016, we have accrued $2,162,861 for such guarantee for decreases in the market value of the restricted common shares issued pursuant to the PayOnline acquisition agreement.

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company which provides that ESOUSA Holdings is committed to purchase up to an aggregate of $10 million of our shares of common stock over the approximately 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, upon the earlier of (i) on or 1 business day after the Commission has declared effective the registration statement (ii) six months after the date of the Purchase Agreement, we will issue to ESOUSA Holdings as a commitment fee such number of shares of our common stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for our common stock during the 3 trading days period immediately preceding the date of issuance of such shares.

Management expects that our cash flows from operations will not be sufficient to fully execute our business plan through 2016. We expect to have an increase in our capital requirements during the 2016 fiscal year due to our expanding of transactional processing operations and portfolio acquisitions.

We currently believe that we will require an additional $4.2 million to finance continuing operations as currently conducted over the next 12 months. Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

The net loss attributable to Net Element, Inc. stockholders was $7,194,167 for the six months ended June 30, 2016 compared to $4,003,493 for the six months ended June 30, 2015. Operating activities used $1,446,736 of cash for the six months ended June 30, 2016 as compared to $2,470,648 of cash used for the six months ended June 30, 2015. Negative operating cash flow of $1,466,736 for the six months ended June 30, 2016 was primarily due to a net loss of $7,194,167 and a $331,566 increase in accounts payable, offset by a $1,655,971 increase in accrued expenses and a $270,932 decrease in prepaid expenses and other assets and a $220,990 decrease in accounts payable. Additionally, the net loss attributable to stockholders was offset primarily by noncash adjustments including share based compensation of $2,375,573, depreciation and amortization of $1,732,632 and noncash interest of $297,434.

Operating activities used $2,470,648 for the six months ended June 30, 2015. Negative operating cash flow for the six months ended June 30, 2015 was primarily due to net loss adjusted for non-cash items.

Investing activities used for the six months ended June 30, 2016 amounted to $955,560 from the purchase of assets and client acquisition costs, compared to $3,564,277 used for the six months ended June 30, 2015, primarily due to $3,195,452 being used for the purchase of PayOnline.

Financing activities provided $2,125,045 in cash for the six months ended June 30, 2016 as compared to $6,234,256 of cash provided for the six months ended June 30, 2015. Financing activities for the six months ended June 30, 2016 resulted from related party advances of $910,045 paid back with the company’s common stock (see Note 13 to the condensed consolidated financial statements) and proceeds from indebtedness of $1,215,000. Financing activities provided $6,234,256 for the six months ending June 30, 2015 primarily from $5,500,000 in proceeds provided from the sale of preferred stock and $650,000 loan proceeds from RBL.

We have Russian operations that transact in foreign currencies including Russian Rubles and Euros. The effect of exchange rate changes decreased our US Dollar-denominated cash balance by $94,905 for the six months ended June 30, 2016 as compared to a $27,443 decrease for the six months ended June 30, 2015.

Off-balance sheet arrangements

At June 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2016, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of June 30, 2016. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	We do not have sufficient personnel or financial resources to provide adequate risk assessment functions.

■	New Board of Director Members: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. Due to continued changes in board membership, executive management and the composition of Company subsidiaries, we have not been able to provide board training to new board members and establish adequate best practice procedures.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statement close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

■	We did not have adequate written procedures, risk assessment processes or board of directors training at June 30, 2016. Our quarterly reporting process, particularly in Russia, requires additional controls and processes.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

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

Except as specifically described above in this Item 4, there was no change in our internal control over financial reporting during our second fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Net Element, Inc.

Date: August 15, 2016	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer
(Principal Financial Officer
and Duly Authorized
Signatory)

EXHIBIT INDEX

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.10	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s second Current Report on Form 8-K filed with the Commission on May 24, 2016)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 15, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2016)

4.1	Registration Rights Agreement, dated as of July 6, 2016, between Net Element, Inc. and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2016)

10.1	Amendment to 2013 Equity Incentive Plan approved on June 15, 2016 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2016)

10.2	Common Stock Purchase Agreement, dated as of July 6, 2016, between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2016)

10.3	Binding Letter of Intent, dated as of July 21, 2016 between Net Element, Inc., Paystar, Inc. and Nexcharge, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2016)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.