Form 10-Q
period 2016-09-30
Net Element, Inc.
filed 2016-11-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of November 8, 2016 was 15,292,225.

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

If these or other risks and uncertainties (including those described in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 and in Part II, Item 1A of this Report and the Company’s subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the Commission after the date of this Report.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

2

Net Element, Inc.

Form 10-Q

For the Three Months Ended September 30, 2016

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$1,385,286	$1,025,747
Accounts receivable, net	5,866,714	5,198,993
Prepaid expenses and other assets	1,425,685	1,106,016
Total current assets, net	8,677,685	7,330,756
Fixed assets, net	128,470	162,123
Intangible assets, net	4,153,065	5,423,880
Goodwill	9,643,752	9,643,752
Other long term assets	792,834	353,050
Total assets	23,395,806	22,913,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5,650,932	5,858,837
Accrued expenses	5,654,994	2,975,066
Deferred revenue	878,913	743,910
Notes payable (current portion)	147,577	518,437
Due to related parties	447,660	329,881
Total current liabilities	12,780,076	10,426,131
Notes payable (net of current portion)	4,047,140	3,446,563
Total liabilities	16,827,216	13,872,694

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015)	-	-
Common stock ($.0001 par value, 400,000,000 shares authorized and 15,099,845 and 11,261,959 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	1,510	1,126
Paid in capital	163,285,658	154,361,694
Accumulated other comprehensive loss	(2,188,390)	(1,565,822)
Accumulated deficit	(154,618,755)	(143,955,048)
Noncontrolling interest	88,567	198,917
Total stockholders' equity	6,568,590	9,040,867
Total liabilities and stockholders' equity	$23,395,806	$22,913,561

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net revenues
Service fees	$12,874,386	$12,675,123	$34,355,912	$25,122,250
Branded content	1,135,266	-	4,607,647	-
Total Revenues	14,009,652	12,675,123	38,963,559	25,122,250

Costs and expenses:
Cost of service fees	10,683,897	10,705,327	28,285,984	20,787,216
Cost of branded content	1,011,271	-	4,279,218	-
General and administrative	2,284,737	2,159,170	6,372,361	6,778,751
Non-cash compensation	732,701	601,371	3,108,274	1,804,113
Bad debt expense	301,170	284,384	678,150	425,225
Depreciation and amortization	764,886	851,636	2,497,538	1,916,901
Total costs and operating expenses	15,778,662	14,601,888	45,221,525	31,712,206
Loss from operations	(1,769,010)	(1,926,765)	(6,257,966)	(6,589,956)
Interest expense, net	(608,716)	(1,605,034)	(1,186,207)	(3,007,216)
(Loss) gain on change in fair value and settlement of beneficial conversion derivative	-	(1,083,028)	-	939,008
Loss from stock value guarantee	(1,559,281)	-	(3,722,142)	-
Gain on debt extinguishment	-	79,325	-	79,325
Gain on asset disposal	-	44,928	-	68,786
Other income (expense)	433,784	(46,204)	392,257	(49,492)
Net loss before income taxes	(3,503,223)	(4,536,778)	(10,774,058)	(8,559,545)
Income taxes	-	-	-	-
Net loss	(3,503,223)	(4,536,778)	(10,774,058)	(8,559,545)
Net loss attributable to the noncontrolling interest	33,683	23,577	110,350	42,850
Net loss attributable to Net Element, Inc. stockholders	(3,469,540)	(4,513,201)	(10,663,708)	(8,516,695)

Dividends for the benefit of preferred stockholders	-	(621,273)	-	(1,146,470)

Net loss attributable to common stockholders	(3,469,540)	(5,134,474)	(10,663,708)	(9,663,165)

Foreign currency translation	(96,786)	(189,644)	(622,568)	(414,168)
Comprehensive loss attributable to common stockholders	$(3,566,326)	$(5,324,118)	$(11,286,276)	$(10,077,333)

Loss per share - basic and diluted	$(0.25)	$(0.75)	$(0.87)	$(1.79)

Weighted average number of common shares outstanding - basic and diluted	14,030,204	6,850,442	12,325,926	5,396,960

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(10,663,708)	$(8,516,695)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non controlling interest	(110,350)	(42,850)
Share based compensation	3,108,274	1,804,113
Deferred revenue	135,003	(36,764)
Gain on Change in fair value and settlement of beneficial conversion derivative	-	(939,008)
Depreciation and amortization	2,497,538	1,916,901
Non cash interest	741,857	-
Amortization of debt discount	-	2,610,030
Gain on disposal of fixed asset	-	(68,786)
Gain on debt extinguishment	-	(79,325)
Changes in assets and liabilities
Accounts receivable	(610,384)	(1,236,319)
Prepaid expenses and other assets	(331,498)	(89,835)
Accounts payable and accrued expenses	4,165,778	1,172,979
Net cash (used in) provided by operating activities	(1,067,490)	(3,505,559)

Cash flows from investing activities

Purchase of portfolio and client acquisition costs	-	(423,250)
Sale of Portfolio	-	300,000
Note Receivable	-	(26,795)
Acquisition of PayOnline assets, net of cash received	-	(3,195,452)
Purchase of fixed, intangible and other assets	(1,346,718)	(484,137)
Net cash used in investing activities	(1,346,718)	(3,829,634)

Cash flows from financing activities
Proceeds from Preferred stock	-	5,500,000
Proceeds from indebtedness	2,668,500	650,000
Repayment of indebtedness	(110,434)	-
Related party advances	117,779	650,000
Net cash provided by (used in) financing activities	2,675,845	6,800,000

Effect of exchange rate changes on cash	97,902	347,578
Net (decrease) increase in cash	359,539	(187,615)

Cash at beginning of period	1,025,747	503,343
Cash at end of period	$1,385,286	$315,728

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$461,673	$397,186
Taxes	$94,718	$74,417
Non Cash activities:
Notes payable (net of discount)	$-	$694,445
Funds in escrow from issuance of notes	$-	$5,000,000
Derivative Liability - warrants	$-	$3,978,495
Preferred dividends paid in common stock	$-	$1,146,470
Share issuance for settlement of unpaid compensation	$1,042,509	$-
Shares issued for redemption of indebtedness	$2,328,351	$-
Shares issued in settlement of advances from board member	$909,285	$-

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

Business

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third-party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. In addition, we partner with banks such as BMO Harris Bank, N.A., Wells Fargo Bank, N.A., Esquire Bank in the United States and VTB Bank, Bank of Moscow, Raiffeisen Bank, Kazkommertsbank, and Rietumu Bank in the Russian Federation, CIS, Europe and Asia to sponsor us for membership in Visa®, MasterCard® and/or other card associations and to settle transactions with merchants. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services.

Our mobile payments business, Digital Provider, LLC (f/k/a Tot Money, LLC) (“Digital Provider”) provides carrier-integrated mobile payments solutions. Our relationships with mobile operators give us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer our clients in-app, premium SMS, wap click, one click and other carrier billing services.  We also market our own branded content which is a new business line for our mobile commerce business.

PayOnline provides flexible high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems, which includes Amadeus® and Sabre®. Key regions of the PayOnline company are the CIS, Eastern Europe, Central Asia, Western Europe, North America and Asia major sub regions. PayOnline offices are located in Russia, Kazakhstan and in the Republic of Cyprus. We included the results of PayOnline starting in May 20, 2015.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of expenses for the period presented. Actual results could differ from those estimates.

Significant estimates include (i) the valuation of acquired merchant portfolios, (ii) the recoverability of indeterminate-lived assets, (iii) the remaining useful lives of long-lived assets, and (iv) the sufficiency of merchant, aggregator, legal, and other reserves. On an ongoing basis, we evaluate the sufficiency and accuracy of our estimates. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the comparative period amounts to conform to our current period presentation. These reclassifications had no impact on previously presented financial condition or results of operations.

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts and we have no cash equivalents. At September 30, 2016, the U.S. based bank balances exceeded Federal Deposit Insurance Corporation (FDIC) insured institution limits of $250,000 by $141,111. The bank balances did not exceed FDIC limits at December 31, 2015.

We maintained an aggregate of $858,233 and $922,062 in uninsured bank accounts in Russia, Ukraine, Cyprus and the Cayman Islands at September 30, 2016 and December 31, 2015, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. In Russia, the service providers are large telecommunication companies and their affiliates, so we do not reserve for these receivables given their financial strengths and our historical experience with such companies. The allowance for doubtful accounts was $103,030 at September 30, 2016 and December 31, 2015, respectively.

Other Current Assets

We maintain an inventory of POS terminals (including iPads ® used for mobile POS transactions), which we use to service both merchants and independent sales agents. If the terminals are sold for a fee, we expense the cost of these terminals, plus any setup fees at the time of the sale. Often, we will provide the terminals as an incentive to such merchants and independent sales agents to enter into a merchant contract with us, which have an average length of three years. In such case, the cost of the terminal plus any setup fees will be amortized over the three years. If the merchants early terminate their contract with us, they are obligated to either return the terminal or pay for the terminal. We had $307,434 and $345,459 in terminals and related equipment at September 30, 2016 and December 31, 2015, respectively, of which $306,015 and $268,501 has been placed with merchants at September 30, 2016 and December 31, 2015, respectively. Amortization of these terminals amounted to $43,605 and $112,722 for the three- and nine- months ended September 30, 2016, respectively, and $33,353 and $95,764 for the three- and nine- months ended September 30, 2015, respectively.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the nine months ended September 30, 2016 and 2015, we did not recognize any charges for impairment of goodwill and intangible assets.

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

Unamortized customer acquisition costs were $1,568,122 and $1,048,060 at September 30, 2016 and December 31, 2015, respectively, and are reflected as intangible assets in the accompanying unaudited condensed consolidated balance sheets.  During the three- and nine- months ended September 30, 2016, we capitalized customer acquisition costs of $331,430 and $992,880, respectively, and amortized an additional $174,208 and $472,817, respectively, during such periods. During the three- and nine- months ended September 30, 2015, we capitalized customer acquisition costs of $258,725 and $562,500, respectively, and amortized an additional $93,999 and $234,537, respectively, during such periods.

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

At September 30, 2016 and December 31, 2015, the residual commissions payable to ISGs and independent sales agents were $747,957 and $1,205,751, respectively.

We pay agent commission on annual fees between January and April of each year and pay agent commission on Payment Card Industry Data Security Standard (PCI) annual fees during of July each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year and PCI annual fees from July 1st to June 30th of the succeeding year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We deferred $476,151 and $483,090 of agent commissions paid for annual fees at September 30, 2016 and December 31, 2015, respectively. In addition, we deferred related prepaid PCI annual fee commissions and related costs in the amount of $85,530 and $32,620 at September 30, 2016 and December 31, 2015, respectively.

Prepaid agent commissions for annual fees, prepaid PCI annual fee commissions and prepaid PCI annual fee costs are included in prepaid expenses, and commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, accounts payable and debt instruments. The carrying values of cash, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the debt instruments of $4,194,717 at September 30, 2016 and $3,965,000 at December 31, 2015 approximates fair value because our current borrowing rate does not materially differ from market rates for similar bank borrowings.

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

Foreign Currency Transactions

We are subject to exchange rate risk from our foreign operations in Russia, CIS and Europe, the functional currency of which is the Russian Ruble, Kazakhstan Tenge and Euro. In Russia, we generate service fee revenues and incur product development, engineering, website development, interest expense, and general and administrative costs and expenses. The Russian operations receive income and pay a majority of their operating expenses in Russian Rubles, exposing us to exchange rate risk. Additionally, PayOnline processes transactions in U.S. Dollars, British Pounds, Euros, Polish Zlotys, Kazakhstan Tenges and Kyrgyzstanian Soms. Digital Provider processes transactions in Russian Rubles and Kazakhstan Tenges.

We do not engage in any currency hedging activities.

Revenue Recognition

We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists, (2) performance of services or delivery of goods has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. We consider persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, merchants or a signed contract. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue. Our revenues for the three- and nine- months ended September 30, 2016 and 2015 are principally derived from the following sources:

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

Subscription revenues for our branded content are recognized when a content subscriber initiates the purchase of access to our content using WAP-click, Internet-click, or a SMS-to-short number registered to us. Digital Provider’s subscription revenues are recorded at the amounts charged to the third-party customer.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At September 30, 2016 and December 31, 2015, we had warrants to purchase 893,890 and 1,164,826 shares, respectively, and options to purchase 1,938,037 and 119,194 shares, respectively, that are excluded from the calculation of loss per share because they are anti-dilutive.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We recognize a liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2010 and forward, the tax years which remain subject to examination at September 30, 2016. Please see Note 15 for discussion of our uncertain tax positions.

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

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial position and results of operations for the related periods. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated results of operations for any interim periods are not necessarily indicative of results to be expected for the full year.

On May 25, 2016, the Company effected a one-for-ten reverse stock split of its common stock. These condensed consolidated financial statements give retrospective effect for this change in capital structure for all periods presented.

Following the consolidation principles promulgated by U.S. GAAP, these condensed consolidated financial statements of the Company include the assets, liabilities, results of operations, and cash flows of the following subsidiaries:

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

•	TOT Payments, LLC is the parent company of:

-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida;
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida

•	OOO TOT Group Russia is the parent company of its wholly owned subsidiary OOO Digital Provider (f/k/a OOO TOT Money)(a company formed in Russia), PayOnline Systems, LLC (a wholly-owned company formed in Russia), Innovative Payment Technologies, LLC (a wholly-owned company formed in Russia) and TOT Group Kazakhstan, a wholly owned subsidiary formed in Kazakhstan.

•	Netlab Systems, LLC is the parent company of Tech Solutions LTD (Cayman Islands).
•	Net Element Russia is the parent company of 100% owned OOO TOT Group. OOO TOT Group is inactive and in the process of being liquidated.
•	TOT Group Europe LTD is 100% owner of Polimore Capital Limited (Cyprus) and Brosword Holding Limited (Cyprus)

All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2015 contained an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of $10.8 million for the nine month period ended September 30, 2016, an accumulated deficit of $154.6 million and negative working capital of $4.1 million at September 30, 2016. Additionally, we have current liabilities associated with our purchase of PayOnline that will require cash payments of $3.2 million during 2017. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We are continuing with our plan to further grow and expand our payment processing operations in emerging markets, particularly in countries surrounding Russia. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable consist of amounts due from processors and mobile operators. Total accounts receivable amounted to $5,866,714 and $5,198,993 at September 30, 2016 and December 31, 2015, respectively. Accounts receivable included $1,945,848 and $1,764,087 of amounts due from mobile operators and $3,718,492 and $3,223,287 of credit card processing receivables at September 30, 2016 and December 31, 2015, respectively.

For the three- and nine- months ended September 30, 2016, we recorded bad debt expense of $301,170 and $710,507, respectively, for Automated Clearing House (“ACH”) rejects in the normal course of operations, offset by bad debt recoveries of $0 and $32,359, respectively, from Russian operations.

We recorded bad debt expense of $307,154 and $542,764, respectively, for the three- and nine- months ended September 30, 2015 for ACH rejects in the normal course of operations, offset by bad debt recoveries of $22,770 and $117,539, respectively, from Russian operations.

Occasionally, Digital Provider advances funds to content provider aggregators for content. At September 30, 2016 and December 31, 2015, Digital Provider had advances to aggregators of $61,323 and $5,863, respectively.

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

NOTE 5. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	September 30, 2016	December 31, 2015
Furniture and equipment	3 - 10	$180,218	$174,133
Computers	2 - 5	141,692	141,692
Total		321,910	315,825
Less: Accumulated depreciation		(193,440)	(153,702)

Total fixed assets, net		$128,470	$162,123

Depreciation expense for the three- and nine- months ended September 30, 2016 was $20,215 and $39,737, respectively. Depreciation expense for the three- and nine- months ended September 30, 2015 was $57,860 and $84,279, respectively.

NOTE 6.  INTANGIBLE ASSETS

Shown below are the details of intangible assets at September 30, 2016 and December 31, 2015:

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2014	$520,925	$1,082,731	$526,728	$-	$-	$-	$361,667	$2,492,051
Additions due to Payonline purchase	1,328,000	1,410,000	-	449,000	708,062	429,939	-	4,325,001
Other additions	163,129		878,085					1,041,214
Amortization	(463,452)	(842,806)	(356,753)	(93,542)	(146,290)	(90,793)	(280,000)	(2,273,636)
Divested	-	(160,750)	-	-	-	-	-	(160,750)
Balance at December 31, 2015	$1,548,602	$1,489,175	$1,048,060	$355,458	$561,772	$339,146	$81,667	$5,423,880
Additions	42,245	-	350,475	-	-	-	-	392,720
Amortization	(353,304)	$(176,046)	(143,304)	(37,417)	(41,667)	(24,999)	(70,000)	(846,737)
Balance at March 31, 2016	$1,237,543	$1,313,129	$1,255,231	$318,041	$520,105	$314,147	$11,667	$4,969,863
Additions	30,261	-	310,975	-	-	-	-	341,236
Amortization	(350,175)	$(176,046)	(155,305)	(37,417)	(41,667)	(24,999)	(11,667)	(797,276)
Balance at June 30, 2016	$917,629	$1,137,083	$1,410,901	$280,624	$478,438	$289,148	$-	$4,513,823
Additions	8,878	-	331,430	-	-	-	-	340,308
Amortization	(246,727)	$(176,046)	(174,209)	(37,417)	(41,667)	(24,999)	-	(701,065)
Balance at September 30, 2016	$679,780	$961,037	$1,568,122	$243,207	$436,771	$264,149	$-	$4,153,066

Total amortization expense for the three- and nine- months ended September 30, 2016 was $744,670 and $2,457,800, respectively, of which $43,605 and $112,722 represented amortization of inventory placed with merchants for the three- and nine- months ended September 30, 2016, respectively. The inventory and its associated amortization is included in prepaid and other expenses, and is not included in the table above.

Total amortization expense for the three- and nine- months ended September 30, 2015 was $793,774 and $1,832,619, respectively, of which $33,531 and $95,762 represented amortization of inventory placed with merchants for the three and nine months ended September 30, 2015, respectively. The inventory and its associated amortization is included in prepaid and other expenses and is not included in the table above.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense
2016	$590,067
2017	1,295,998
2018	1,295,998
2019	971,002
2020	-
Total	$4,153,065

Software

The Company capitalizes software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 12 to 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized.

During the nine months ended September 30, 2016 and twelve months ended December 31, 2015, the Company capitalized $81,428 and $163,129, respectively, of development costs as follows:

•	point of sale software ($0 and $107,619)
•	payment processing software ($75,404 and $46,868)
•	Mobile payments billing software ($6,024 and $8,642)

For the three- and nine- months ended September 30, 2016, amortization was $246,727 and $950,206, respectively. For the three- and nine- months ended September 30, 2015, amortization was $ 262,698 and $461,691, respectively.

Merchant Portfolios

Merchant Portfolios consist of portfolios purchased by us that earn future streams of income. The useful lives of these portfolios range from 15 to 36 months at the time of acquisition. The useful lives of merchant portfolios represent management’s best estimate over which we expect to recognize the economic benefits of these intangible assets. At September 30, 2016 and December 31, 2015, the net value of these portfolios was $961,037 and $1,489,175, respectively.

For the three- and nine- months ended September 30, 2016, amortization was $176,046 and $528,138, respectively. For the three- and nine- months ended September 30, 2015, amortization was $183,547 and $605,630, respectively.

Trademarks and Domain Names

During 2015, we acquired certain trademarks with a $708,062 fair market value and domain names with a $429,939 fair market value at the date of acquisition. At September 30, 2016 and December 31, 2015, the net book values of these trademarks were $436,771 and $561,772, respectively, and the net book value of the domain names were $264,149 and $339,146, respectively.

For the three- and nine- months ended September 30, 2016, amortization for trademarks was $41,667 and $125,001, respectively. For the three- and nine- months ended September 30, 2015, amortization was $41,667 and $62,500, respectively.

For the three- and nine- months ended September 30, 2016, amortization for domain names was $24,999 and $74,997, respectively. For the three and nine months ended September 30, 2015, amortization was $25,000 and $37,500, respectively.

PCI Certification

During 2015, we acquired a “Payment Card Industry” (PCI) Certification with our acquisition of PayOnline. This certification had a fair market value of $449,000 at the date of acquisition. At September 30, 2016 and December 31, 2015, the net book value of this certification was $243,207 and $355,458, respectively.

For the three- and nine- months ended September 30, 2016, amortization for this certification was $37,417 and $112,251, respectively. For the three- and nine- months ended September 30, 2015, there was no amortization.

Non-Compete Agreements

In connection with the Company’s acquisition of Unified Payments, LLC in 2013, two key executives signed covenants not to compete. These covenants have a three-year life and had a net book value $0 and $81,667 at September 30, 2016 and December 31, 2015, respectively.

NOTE 7. SHORT TERM DEBT

In September 2014, Digital Provider entered into Supplement Agreements with Alfa-Bank, which renewed and amended the Factoring Credit Facility (“FCF”). Pursuant to such amendments, the FCF expired on June 30, 2016. We did not draw any funds under the FCF.

NOTE 8. ACCRUED EXPENSES

At September 30, 2016 and December 31, 2015, accrued expenses amounted to $5,654,994 and $2,975,066, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
Accrued professional fees	$220,140	$220,140
PayOnline Accrual	4,000,472	618,500
Accrued interest	190,469	-
Accrued payroll	46,562	79,653
Accrued bonus	919,597	1,635,816
Accrued foreign taxes	124,404	79,691
Short term loan advances	57,012	200,000
Other accrued expenses	96,338	141,266
	$5,654,994	$2,975,066

The $4.0 million PayOnline accrual at September 30, 2016 consists of a $0.3 million earn-out accrual and a $2.3 million stock price guarantee obligation pursuant to a settlement agreement entered into in connection with the PayOnline acquisition. Additionally, such accrual includes a $1.4 million obligation for refundable merchant reserves assumed pursuant to an amendment to the PayOnline acquisition agreement. See Note 11 for additional information.

Accrued bonuses are attributed to our TOT Group subsidiaries resulting from a discretionary bonus accrual for $0.9 million at September 30, 2016.

Accrued interest at September 30, 2016 is comprised of loan costs associated with RBL notes in the amount of $114,180 as a result of the issuance of additional RBL notes during the three months ended September 30, 2016 and interest payable of $76,289 associated with the PayOnline settlement agreement.

NOTE 9. LONG TERM DEBT

Long term debt consisted of the following:

	September 30, 2016	December 31, 2015
RBL Capital Group LLC	$3,576,649	$3,965,000
MBF Merchant Capital LLC	618,068	-
Less Current Portion	(147,577)	(518,437)
Long Term Debt	$4,047,140	$3,446,563

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. Borrowings from the line of credit in the amounts of $3,315,000, $250,000 and $400,000 were converted into term notes. At September 30, 2016 and December 31, 2015, we had $11,423,351 and $6,035,000, respectively available on the RBL credit line. On May 2, 2016, we renewed our credit facility with RBL, increasing the facility from $10 million to $15 million and extending the term through February 2018.

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

Effective July 17, 2014, we entered into a $3,315,000 promissory note with RBL. Net proceeds from the promissory note were used to repay a $3.0 million note previously due to MBF (as defined below) and related costs and interest, in addition to approximately $239 thousand for working capital. The promissory note requires interest only payments at 13.90% interest through January 2015 commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019 and the promissory note balance reduced the amount available under our credit line. The note also provided for a 2% front end fee due at execution of the note and a 4% backend fee due at the final payment of the note. At September 30, 2016, the promissory note balance was $1,636,649 and provided for a $44,642 principal and interest payment, commencing on December 20, 2016. On July 28, 2016, we deferred principal repayments on the remaining balance until November 20, 2020. During the nine month period ended September 30, 2016, Crede CG III, Ltd. (“Crede”) purchased $1,678,349 of the principal balance of this promissory note in various tranches. We exchanged and extinguished these promissory note tranches for 219,284 shares of common stock during the second quarter of 2016 and 992,032 shares of our common stock during the third quarter of 2016. See “—Crede CG III, Ltd.”

Effective February 10, 2015, we entered into a $400,000 promissory note with RBL. The promissory note provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $10,911 per month and the promissory note balance reduced the amount available under our credit line. The promissory note also provided for a 2% front end fee, due upon the execution of the promissory note and a 4% back end fee due at the final payment of the promissory note. Crede purchased $237,367 of this promissory note on May 9, 2016 and the remaining $162,633 balance on May 16, 2016. This promissory note was purchased by Crede, which was exchanged and extinguished for an aggregate of 158,148 shares of our common stock on May 9, 2016 and May 16, 2016.

Effective March 27, 2015, we entered into a $250,000 promissory note with RBL. The promissory note provides for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019, the note maturity date, we are obligated to make interest and principal payments of $6,819 per month and the promissory note balance reduced the amount available under our credit line. The promissory note also provided for a 2% front end fee, due upon the execution of the promissory note and a 4% back end fee due at the final payment of the promissory note. This promissory note was purchased by Crede, which was exchanged and extinguished for an aggregate of 97,857 shares of our common stock on May 2, 2016.

On May 4, 2016, we entered into a $250,000 term note with RBL. The term note provides for interest-only payments at 14.15% interest through October 20, 2016. From November 20, 2016 through October 20, 2020, the note maturity date, we are obligated to make interest and principal payments of $6,850 per month. The promissory note also provided for a 2% front end fee, due upon the execution of the promissory note and a 4% back end fee due at the final payment of the promissory note.

On May 20, 2016, we entered into a $400,000 term note with RBL. The term note provides for interest-only payments at 14.15% interest through November 20, 2015. From December 20, 2016 through November 20, 2020 the note maturity date, we are obligated to make interest and principal payments of $10,961 per month. The promissory note also provided for a 2% front end fee, due upon the execution of the promissory note and a 4% back end fee due at the final payment of the promissory note.

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

Effective July 15, 2016, we entered into a $350,000 term note with RBL. The promissory note provides for interest-only payments at 14.15% through January 20, 2017. From February 20, 2017 through January 20, 2021, we are obligated to make interest and principal payments of $9,590.62. The promissory note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the promissory note.

Effective August, 15, 2016, we entered into a $400,000 term note with RBL. The promissory note provides for interest only payments at 14.15% through February 20, 2017. From March 20, 2017 through February 20, 2021, we are obligated to make interest and principal payments of $10,961. The promissory note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the promissory note.

Effective September 15, 2016, we entered into a $350,000 term note with RBL. The promissory note provides for interest only payments at 14.15% through March 20, 2017. From April 20, 2017 through March 20, 2021, we are obligated to make interest and principal payments of $9,591. The promissory note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the promissory note.

MBF Merchant Capital, LLC

Effective March 28, 2016, we entered into a $75,000 promissory loan note with MBF Merchant Capital, LLC (“MBF”). The loan provides for interest only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we are obligated to make interest and principal payments of $7,990. The loan also provided a 6% backend fee due at the final payment of the loan. MBF is affiliated with one of our board members.

Effective April 19, 2016, we entered into a $300,000 promissory loan note with MBF. The loan provides for interest only payments at 15.5% through May 28, 2016. From June 28, 2016 through May 28, 2018, we are obligated to make interest and principal payments of $14,617. The loan also provided a 6% back end fee due at the final payment of the loan.

Effective July 1, 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 promissory loan note with MBF. The loan provides for interest only payments at 15.5% through June 28, 2016. From July 28, 2016 through June 28, 2018, we are obligated to make interest and principal payments of $17,224. The loan also provided a 1% front end fee and a 6.6% back end fee due at the final payment of the loan.

Crede CG III, Ltd.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede, an entity that purchased a portion our previously issued notes held by RBL. Pursuit to the Master Exchange Agreement, we have the right to request that Crede exchange up to $3,965,000 of the RBL promissory notes for shares of our common stock.

For the quarter ended September 30, 2016, we exchanged 992,032 shares of our common stock for an aggregate of $1,356,480 in various tranches of the original $3,315,000 RBL promissory note purchased by Crede, based on an average per share exchange price of $1.51. The exchanges also settled current interest and loan fees of $143,520 and a non-cash exchange premium of $300,903. A summary of these exchanges for the quarter ended September 30, 2016 is as follows. See Note 17 Subsequent Events for additional exchanges subsequent to September 30, 2016.

			Principal	Interest, Fees &
Exchange Date	Shares Issued	Exchange Price	Reduction	Fair Value Charge
July 8, 2016	125,220	$1.60	$178,650	$56,762
July 22, 2016	164,603	1.82	284,567	79,200
August 4, 2016	52,791	1.89	80,671	34,939
August 9, 2016	104,942	1.91	182,012	50,961
August 12, 2016	103,617	1.93	184,114	50,059
August 31, 2016	156,546	1.28	177,892	61,619
September 9, 2016	90,138	1.11	86,749	28,629
September 15, 2016	194,175	1.03	181,825	82,254
Totals	992,032	$1.51	$1,356,480	$444,423

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at September 30, 2016 is as follows:

2016 (3 mos.)	$147,577
2017	1,034,846
2018	983,943
2019	948,308
2020	1,020,920
2021	59,123
Balance September 30, 2016	$4,194,717

NOTE 10. CONCENTRATIONS

Total revenue was $38,963,559 for the nine months ended September 30, 2016, of which $29,442,868 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions, $5,000,137 was derived from processing of mobile electronic payments and $4,521,239 was derived from our PayOnline transactional gateway services.

Total revenue was $25,122,250 for the nine months ended September 30, 2015, of which $19,275,885 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions, $3,489,550 was derived from processing of mobile electronic payments and $2,356,815 was derived from our PayOnline transactional gateway services.

For the nine months ended September 30, 2016 and 2015, credit card processing revenues were derived from merchant customer transactions, which were processed primarily by two third-party processors. For the nine months ended September 30, 2016, we processed 61% of our total revenue with Priority Payments, Inc. (f/k/a Cynergy Data, LLC) and 7% with Vantiv, Inc. (f/k/a National Processing Company (NPC)). For the nine months ended September 30, 2015, we processed 60% of our total revenue with Priority Payments, Inc. and 13% with Vantiv, Inc.

For the nine months ended September 30, 2016, mobile electronic payment revenues were derived from merchant customer transactions, which were processed by one mobile operator greater than 5% of sales. For the nine months ended September 30, 2016, we processed 11% of our total revenue with OOO Helpline.

For the nine months ended September 30, 2015, mobile electronic payment revenues were derived from merchant customer transactions, which were processed primarily by two mobile operators. For the nine months ended September 30, 2015, we processed 2% of our total revenue with Beeline (OJSC Vimpelcom), and 2% with MTS (Mobile TeleSystems OJSC).

Revenues from our Online Solutions segment comprises approximately 12% of our total revenue for the nine months ended September 30, 2016 and no individual customer is significant.

NOTE 11. COMMITMENTS AND CONTINGENCIES

PayOnline Acquisition Commitments

On May 20, 2015, our subsidiaries TOT Group Europe, Ltd. and TOT Group Russia LLC, entered into an agreement with Maglenta Enterprises Inc. and Champfremont Holding Ltd. (together, the “Sellers”) to acquire all of the assets and liabilities that comprise PayOnline. PayOnline’s business includes the operation of a protected payment processing system to accept bank card payments for goods and services.

Purchase consideration consisted of a combination of $3.6 million in cash, and restricted common shares with a value of $3.6 million, payable in five quarterly installments, and, if applicable, additional earn-out payments in cash and restricted common shares based on a multiple of EBITDA and subject to certain EBITDA target achievement in the applicable quarter. The PayOnline acquisition agreement set forth the determination of the value of such shares based on the closing stock price on the date before each applicable payment date. The agreement called for a guarantee, payable in cash, for decreases in the market value of the restricted common shares issued at 12 months from the date of the respective issuances. On May 19, 2016, we recognized a charge in the amount of $2,162,861 for decreases in the market value of the restricted common shares issued pursuant to the stock price guarantee.

On October 25, 2016, we entered into a settlement agreement with the Sellers relating to the stock price guarantee provision in the PayOnline acquisition agreement pursuant to which we agreed to pay the Sellers an aggregate of $2,288,667 plus 10% per annum interest accrued from May 20, 2016 in installments pursuant to the payment schedule set forth in the settlement agreement. As a result, for the three month period ended September 30, 2016, we recorded an additional charge of $125,806 to adjust the accrual relating to the stock price guarantee obligation to the amount agreed to in such settlement agreement and a charge of $76,289 for the related accrued interest. In addition, on October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the Sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves. These reserves are expected to be refunded during the first half of 2017, and we have recorded a charge in this amount for the three months ended September 30, 2016.

Leases

We lease approximately 5,400 square feet of office space in North Miami Beach, Florida. The lease expires December 31, 2016, with monthly payments of approximately $19,500. We are currently negotiating a new lease, with increased space, with the same landlord. We plan for short-term lease(s) from January 1, 2017 until the new building is ready for occupancy (expected during the 2nd half of 2017).

We lease approximately 1500 square feet of office space in Yekaterinburg, Russia. We renewed this lease on July 1, 2016 with a new expiration date of June 1, 2017. The new annual payment for rent is $15,120. The Company is also responsible for utilities which are between $6,000 and $8,000 annually.

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

Litigation

Wayne Orkin

The parties entered into a Settlement Agreement on July 19, 2016.  Pursuant to the settlement, both Orkin’s arbitration case and the lawsuit filed by Orkin at the Los Angeles Superior Court against the Company and other parties have been withdrawn with prejudice.  All claims by Orkin and counterclaims by the company have been fully and finally resolved. Pursuant to terms of the settlement, we issued 95,694 shares of common stock of the Company with a market value of $200,000 on August 1, 2016.

Aptito.com, Inc

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 125,000 shares of stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of Net Element, Inc. stock. There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares. To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the Defendants to litigate amongst themselves as to how the shares should be distributed. Aptito.com, Inc. opposes the motion to interplead and has filed counterclaims relative to Aptito, LLC non-delivery of the 125,000 shares. Aptito, LLC recently filed a motion to interplay, which it intends to set for hearing. If the motion to interplay is granted, it will be up to the Defendants to litigate as to the proper distribution of shares and Aptito, LLC will be discharged from any purported liability. This matter is still proceeding.

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

On April 13, 2015, Zell filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court, on August 26, 2015, dismissed Zell’s Motion to dissolve the injunction and the injunction order prohibiting Zell from making further defamatory posts remains in place.  The Company intends to protect its rights by ongoing enforcement of the Injunction.

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

On September 28, 2016, the Court filed a Case Management Order to set up a Case Management Conference to move the case forward.  As the process server had still been unable to serve Hudson, the Company elected to file a Notice of Voluntary Dismissal of this case.  Accordingly, this case has been voluntarily dismissed.

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

NOTE 12. RELATED PARTY TRANSACTIONS

At June 30, 2016, we had working capital advances of $329,921 from our CEO. During July 2016, our CEO advanced us an additional $117,739 for working capital. At September 30, 2016, the balance due to our CEO was $447,660.

See Note 9 with respect to the notes payable to MBF, which is affiliated with William Healy, one of our board members.

NOTE 13. STOCKHOLDERS’ EQUITY

On May 25, 2016, the Company effected a one-for-ten reverse stock split of its common stock. The consolidated financial statements give retrospective effect for this change in capital structure for all periods presented. In addition, all share amounts and calculations in this Report are based on post reverse split shares.

Share based compensation of $732,701 for the three months ended September 30, 2016 for the issuance of 166,004 shares was as follows:

Description	# of Shares	Compensation Expense
CEO Bonus Award	13,310	$423,261
PayOnline CEO Bonus Award	57,000	109,440
Legal Settlement - Orkin	95,694	200,000
Totals	166,004	$732,701

Agreement with ESOUSA Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company (“ESOUSA”), which provides that ESOUSA is committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, we paid shares of our common stock with a value equivalent $200,000 as a commitment fee to ESOUSA. The number of shares was calculated using the average of volume weighted average price for our common stock during the 3 trading day period immediately preceding the date of issuance of such shares. Accordingly, on August 31, 2016, we issued 131,171 shares of our common stock to ESOUSA based on the price of $1.5247 per share.

On September 15, 2016, we issued 454,546 shares of our common stock to ESOUSA for an aggregate price of $500,000, or $1.10 per share in accordance with the Purchase Agreement. See Note 17 Subsequent Events for additional sales to ESOUSA subsequent to September 30, 2016 in connection with the Purchase Agreement.

NOTE 14. WARRANTS AND OPTIONS

Warrants

In 2013, the Company (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 894,000 shares of common stock in connection with its private placement and initial public offering. At September 30, 2016 and December 31, 2015, we had warrants outstanding to purchase 893,890 shares of common stock with a weighted average exercise price of $75.00 and a weighted average contract term of 1.0 year and 1.75 years, respectively.

Each warrant entitles the registered holder thereof to purchase one share of our common stock at a price of $75.00 per share. The warrants will be exercisable only if a registration statement relating to the shares of our common stock issuable upon exercise of the warrants is effective and current.

The warrants expire on October 1, 2017, or earlier upon exercise or redemption.

Equity Incentive Plan Options

At September 30, 2016, we had 335,894 incentive stock options outstanding with a weighted average exercise price of $2.63 and a weighted average remaining contract term of 9.43 years. All of the stock options were out-of-the-money and had no intrinsic value at September 30, 2016.

Non-Incentive Options

At September 30, 2016, we had 1,602,142 non-incentive options outstanding with an exercise price of $2.18 and a remaining contract term of 4.17 years. These options were out of the money at September 30, 2016 and had no intrinsic value.

NOTE 15. INCOME TAXES

Our net deferred tax assets primarily are comprised of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $48.6 million and $44.6 million for federal, and approximately $13.2 million and $9.7 million for foreign NOLs as of September 30, 2016 and September 30, 2015, respectively.

The timing and manner in which we will be able to utilize our NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by us at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carry forward limitation periods. In the year 2016, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. We can still fully utilize the NOLs generated after the change of the ownership, which was approximately $3.3 million. Thus, we expect the total of approximately $13.1 million as of September 30, 2016 is available to offset future taxable income.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation, we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize any of the benefit of its net deferred tax assets. Accordingly, at September 30, 2016, we maintain a full valuation allowance totaling approximately $23.8 million.

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

Our three reportable segments include: (i) North America Transaction Solutions for electronic commerce, (ii) Mobile Solutions (primarily servicing the Russian Federation and CIS) and (iii) Online Solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. During the nine months ending September 30, 2016 and 2015, the principal revenue stream for all segments came from services fees and branded content.

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

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at September 30, 2016 and 2015. The “Corporate Expenses & Eliminations” column includes all corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended September 30, 2016	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$11,186,287	$1,226,241	$1,597,124	$-	$14,009,652
Cost of revenues	9,585,952	1,045,836	1,063,380	-	11,695,168
Gross Margin	1,600,335	180,405	533,744	-	2,314,484
Gross margin %	14%	15%	33%	-	17%
General & administrative	633,918	150,884	447,902	1,052,033	2,284,737
Non-cash compensation	-	-	-	732,701	732,701
Provision (recovery) for bad debt	291,965	7,679	1,526	-	301,170
Depreciation and amortization	359,814	5,405	392,880	6,787	764,886
Interest expense (income), net	90,897	(15,682)	(12,549)	546,050	608,716
Loss from stock value guarantee	-	-	-	1,559,281	1,559,281
Other expenses (income)	3,184	(444,343)	5,256	2,119	(433,784)
Net (loss) income for segment	$220,557	$476,462	$(301,271)	$(3,898,971)	$(3,503,223)
Segment assets	$12,596,088	$2,470,845	$5,743,882	$2,584,991	$23,395,806

Three months ended September 30, 2015	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$7,826,967	$2,795,484	$2,052,672	$-	$12,675,123
Cost of revenues	6,489,695	2,758,590	1,457,042	-	10,705,327
Gross Margin	1,337,272	36,894	595,630	-	1,969,796
Gross margin %	17%	1%	29%	-	16%
General, administrative, and asset disposal	355,995	177,125	489,852	1,136,198	2,159,170
Non-cash compensation	-	-	-	601,371	601,371
Provision (recovery) for bad debt	304,001	(20,118)	-	501	284,384
Depreciation and amortization	265,055	4,996	503,981	77,604	851,636
Interest expense (income), net	137,784	14,459	(8,155)	1,460,946	1,605,034
Loss on change in fair value and settlement of beneficial conversion derivative	-	-	-	347,795	347,795
Gain on debt extinguishment	-	-	-	(76,566)	(76,566)
Net (loss) income for segment	122,012	32,015	(354,467)	(4,336,338)	(4,536,778)
Segment assets	$12,070,599	$2,454,625	$6,440,511	$5,211,892	$26,177,627

Note: PayOnline was consolidated on May 20, 2015 and revenues were reported net.

Nine months ended September 30, 2016	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$29,442,868	$4,999,452	$4,521,239	$-	$38,963,559
Cost of revenues	25,206,769	4,427,043	2,931,390	-	32,565,202
Gross Margin	4,236,099	572,409	1,589,849	-	6,398,357
Gross margin %	14%	11%	35%	-	16%
General, administrative, and asset disposal	1,921,296	21,232	1,228,877	3,200,956	6,372,361
Non-cash compensation	-	-	-	3,108,274	3,108,274
Provision (recovery) for bad debt	668,414	7,790	1,946	-	678,150
Depreciation and amortization	1,010,103	15,332	1,370,960	101,144	2,497,539
Interest expense (income), net	377,473	(19,725)	(36,137)	864,596	1,186,207
Loss from stock value guarantee	-	-	-	3,722,142	3,722,142
Other expenses (income)	4,118	(433,750)	35,240	2,134	(392,258)
Net (loss) income for segment	254,695	981,530	(1,011,037)	(10,999,246)	(10,774,058)
Segment assets	$12,596,088	$2,470,845	$5,743,882	$2,584,991	$23,395,806

Nine months ended September 30, 2015	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$19,275,885	$3,489,550	$2,356,815	$-	25,122,250
Cost of revenues	16,543,190	2,786,984	1,457,042	-	20,787,216
Gross Margin	2,732,695	702,566	899,773	-	4,335,034
Gross margin %	14%	20%	38%	-	17%
General, administrative, and asset disposal	1,005,349	640,010	679,986	4,453,406	6,778,751
Non-cash compensation	-	-	-	1,804,113	1,804,113
Provision (recovery) for bad debt	539,477	(114,753)	-	501	425,225
Depreciation and amortization	921,341	15,809	748,836	230,915	1,916,901
Interest expense (income), net	391,219	91,710	(7,653)	2,531,940	3,007,216
Loss on change in fair value and settlement of beneficial conversion derivative	-	-	-	(1,674,242)	(1,674,242)
Gain on debt extinguishment	-	-	-	(79,325)	(79,325)
Net (loss) income for segment	$(441,128)	$62,503	$(521,396)	$(7,659,524)	(8,559,545)
Segment assets	$12,070,599	$2,454,625	$6,440,511	$5,211,892	26,177,627

Note: PayOnline was consolidated effective May 20, 2015.

NOTE 17. SUBSEQUENT EVENTS

On October 25, 2016, we issued 94,340 shares of our common stock to ESOUSA for an aggregate price of $100,000 or $1.06 per share, in accordance with the Purchase Agreement.

Effective November 7, 2016, we entered into a $350,000 term note with RBL. The promissory note provides for interest only payments at 14.15% through May 20, 2017. From June 20, 2017 through May 20, 2021, we are obligated to make interest and principal payments of $9,591. The promissory note also calls for a 2% front end fee, due upon the execution of the loan, and a 4% back end fee due at the final payment of the promissory note.

On November 8, 2016, we exchanged 98,040 shares of our common stock for an aggregate $81,363 tranche of the original $3,315,000 RBL promissory note purchased by Crede, based on a per share exchange price of $1.02. The exchange also settled current interest and loan fees of $18,637 and an exchange premium of $9,408.

On November 14, 2016, we exchanged 98,040 shares of our common stock for an aggregate $81,363 tranche of the original $3,315,000 RBL promissory note purchased by Crede, based on a per share exchange price of $1.02.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2015 and in Part II, Item 1A of this Report.

Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

We reported a net loss attributable to stockholders of $3,469,540, or $0.25 per share, for the three months ended September 30, 2016 as compared to a net loss attributable to stockholders of $5,134,474, or $0.75 per share, for the three months ended September 30, 2015. The decrease in net loss of $1,664,934 was primarily due to a $996,318 decrease in interest expense and $621,273 decrease in dividends for the benefit of preferred stockholders. These items are discussed further below.

Net revenues consist primarily of payment processing fees. Net revenues were $14,009,652 for the three months ended September 30, 2016 as compared to $12,675,123 for the three months ended September 30, 2015. Included in Mobile Solutions revenue for the three months ended September 30, 2016 is $1,135,266 of branded content revenue. The remaining $12,874,386 is part of service fees revenue.

The increase in net revenue is primarily a result of an increase in revenue from our North America Transaction Solutions segment, amounting to $3,359,320, offset by decreases in revenue from our Mobile Solutions and Online Solutions segments of $1,569,243 and $455,548, respectively. Increases in our North America Transaction Solutions segment revenue were primarily due to a net increase in merchants processing with us.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended September 30, 2016 and 2015.

Gross Margin Analysis

	Three Months Ended		Three Months Ended		Increase /
Source of Revenues	September 30, 2016	Mix	September 30, 2015	Mix	(Decrease)

North America Transaction Solutions	$11,186,287	80%	$7,826,967	62%	$3,359,320
Mobile Solutions	1,226,241	9%	2,795,484	22%	(1,569,243)
Online Solutions	1,597,124	11%	2,052,672	16%	(455,548)
Total	$14,009,652	100%	$12,675,123	100%	$1,334,529

	Three Months Ended	% of	Three Months Ended	% of	Increase /
Cost of Revenues	September 30, 2016	revenues	September 30, 2015	revenues	(Decrease)

North America Transaction Solutions	$9,585,952	86%	$6,489,695	83%	$3,096,257
Mobile Solutions	1,045,836	85%	2,758,590	99%	(1,712,754)
Online Solutions	1,063,380	67%	1,457,042	71%	(393,662)
Total	$11,695,168	83%	$10,705,327	84%	$989,841

	Three Months Ended	% of	Three Months Ended	% of	Increase /
Gross Margin	September 30, 2016	revenues	September 30, 2015	revenues	(Decrease)

North America Transaction Solutions	$1,600,335	14%	$1,337,272	17%	$263,063
Mobile Solutions	180,405	15%	36,894	1%	143,511
Online Solutions	533,744	33%	595,630	29%	(61,886)
Total	$2,314,484	17%	$1,969,796	16%	$344,688

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, content provider fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended September 30, 2016 were $11,695,168 as compared to $10,705,327 for the three months ended September 30, 2015.

The $989,841 increase in cost of revenue was primarily a result of an increase in U.S. transaction volume. The decreases in cost of revenue in each of our Mobile Solutions and Online Solutions segments coincided with the decreases in sales for the period in such segments. The Mobile Solutions cost of revenue for the three months ended September 30, 2016 includes $1,011,271 of branded content costs. The remaining $34,565 is included in the cost of service fees.

Gross Margin for the three months ended September 30, 2016 was $2,314,484, or 17% of net revenue, as compared to $1,969,796, or 16% of net revenue, for the three months ended September 30, 2015. Included in the Mobile Solutions gross margin for the three months ended September 30, 2016 is $123,996 of branded content margin.

Total operating expenses were $4,083,494 for the three months ended September 30, 2016, as compared to total operating expenses of $3,896,561 for the three months ended September 30, 2015. Total operating expenses for the three months ended September 30, 2016 consisted of general and administrative expenses of $2,284,737, non-cash compensation of $732,701, provision for bad debts of $301,170 and depreciation and amortization of $764,886. For the three months ended September 30, 2015, total operating expenses consisted of general and administrative expenses of $2,159,170, non-cash compensation of $601,371, provision for bad debts of $284,384 and depreciation and amortization of $851,636. The components of our general and administrative expenses are discussed below.

General and administrative expenses and share based compensation were $3,017,438 for the three months ended September 30, 2016 as compared to $2,760,541 for the three months ended September 30, 2015. General and administrative expenses for the three months ended September 30, 2016 and 2015 consisted of operating expenses not otherwise delineated in our unaudited condensed consolidated statements of operations and comprehensive loss as follows:

Three months ended September 30, 2016

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$327,785	$107,310	$167,802	$442,497	$1,045,394
Professional fees	89,985	36,874	161,394	384,227	672,480
Rent	-	942	35,682	116,703	153,327
Business development	10,827	4,869	27,752	-	43,448
Travel expense	61,700	2,563	5,978	50,466	120,707
Filing fees	-	-	-	17,789	17,789
Transaction (gains) losses	-	(11,068)	(655)	(141,639)	(153,362)
Other expenses	143,621	9,394	49,949	181,990	384,954
Share based compensation	-	-	-	732,701	732,701
Total	$633,918	$150,884	$447,902	$1,784,735	$3,017,438

Three months ended September 30, 2015

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$207,229	$84,527	$120,763	$596,922	$1,009,441
Professional fees	77,174	67,127	281,445	250,785	676,531
Rent	-	12,455	37,169	47,542	97,166
Business development	2,893	375	10,876	-	14,144
Travel expense	14,425	8,525	8,762	25,962	57,674
Filing fees	-	-	-	1,258	1,258
Transaction (gains) losses	-	39	158	2,490	2,687
Other expenses	122,689	(26,676)	98,921	105,335	300,269
Share based compensation	-	-	-	601,371	601,371
Total	$424,410	$146,372	$558,094	$1,631,665	$2,760,541

Salaries, benefits, taxes and contractor payments were $1,045,394 for the three months ended September 30, 2016 as compared to $1,009,441 for the three months ended September 30, 2015, representing an increase of $35,953 as follows:

Segment	Salaries and benefits for the three months ended September 30, 2016	Salaries and benefits for the three months ended September 30, 2015	Increase / (Decrease)
North America Transaction Solutions	$327,785	$207,229	$120,556
Mobile Solutions	107,310	84,527	22,783
Online Solutions	167,802	120,763	47,039
Corporate Expenses & Eliminations	442,497	596,922	(154,425)
Total	$1,045,394	$1,009,441	$35,953

The primary reason for the increase was a $120,556 increase in salaries from North America Transaction Solutions due to higher headcount and additional sales incentives for retention and portfolio performance. Additionally, we had an increase of $47,039 from the acquisition of PayOnline (acquired May 20, 2015) and a $22,783 increase to Mobile Solutions from changes in personnel and compensation that was offset by a $154,425 decrease to corporate salaries from reduced headcount.

Professional fees were $672,480 for the three months ended September 30, 2016 as compared to $676,531 for the three months ended September 30, 2015, representing a decrease of $4,051 as follows:

Three months ended September 30, 2016

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$5,818	$56	$847	$99,179	$105,900
SEC Compliance Legal Fees	-	-	-	43,750	43,750
Accounting and Auditing	-	-	-	101,732	101,732
Tax Compliance and Planning	-	-	-	33,200	33,200
Consulting	84,167	36,818	160,547	106,366	387,898
Total	$89,985	$36,874	$161,394	$384,227	$672,480

Three months ended September 30, 2015

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$4,698	$414	$90,338	$205,846	$301,296
SEC Compliance Legal Fees	-	-	-	43,749	43,749
Accounting and Auditing	850	1,995	14,798	138,453	156,096
Tax Compliance and Planning	-	-	-	18,450	18,450
Consulting	71,626	64,718	176,309	(155,713)	156,940
Total	$77,174	$67,127	$281,445	$250,785	$676,531

Variance

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$1,120	$(358)	$(89,491)	$(106,667)	$(195,396)
SEC Compliance Legal Fees	-	-	-	1	1
Accounting and Auditing	(850)	(1,995)	(14,798)	(36,721)	(54,364)
Tax Compliance and Planning	-	-	-	14,750	14,750
Consulting	12,541	(27,900)	(15,762)	262,079	230,958
Total	$12,811	$(30,253)	$(120,051)	$133,442	$(4,051)

General legal expenses decreased $195,396 for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to decreased litigation activity due to the settlement of certain litigation matters. Offsetting the decrease was an increase in consulting fees of $230,958 primarily due to a non-cash, one-time accounting adjustment. This was offset by a decrease in consulting fees for outside sales support and outsourced operations for our Mobile Solutions and Online Solutions segments.

Other general and administrative expenses were $384,954 for the three months ended September 30, 2016 as compared to $300,269 for the three months ended September 30, 2015, representing an increase of $84,685. This increase is primarily caused by an increase in insurance expense of $121,232 and office expenses of $34,990, which were partially offset by decreases in utilities of $40,243 and taxes of $41,017.

Non-cash compensation expense from share-based compensation was $732,701 for the three months ended September 30, 2016, compared to $601,371 for the three months ended September 30, 2015. The $732,701 of share based compensation for the three months ended September 30, 2016 consisted of $423,261 in shares vesting for a bonus for our CEO, $200,000 for shares provided to settle the Orkin legal matter and $109,440 for shares provided as incentive to a key Russian executive. For the three months ended September 30, 2015, there was $601,371 in share based compensation consisting of $224,450 of expense for executive compensation and $355,171 for shares provided as bonus for our CEO.

We recorded bad debt expense of $301,170 for the three months ended September 30, 2016 as compared to $284,384 for the three months ended September 30, 2015. For the three months ended September 30, 2016, we recorded a loss provision which was primarily comprised of $301,132 in ACH rejects. For the three months ended September 30, 2015, we recorded a $284,384 loss provision which was comprised of $307,154 in ACH rejects partially offset by a $22,811 recovery from our Russian operations.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements.  Depreciation and amortization expense was $764,886 for the three months ended September 30, 2016 as compared to $851,636 for the three months ended September 30, 2015. The $86,751 decrease in depreciation and amortization expense was primarily due to a reduction in portfolio amortization.

Interest expense was $608,716 for the three months ended September 30, 2016 as compared to $1,605,034 for three months ended September 30, 2015, representing a decrease of $996,318 as follows:

Funding Source	Three months ended September 30, 2016	Three months ended September 30, 2015	Increase / (Decrease)
Convertible Notes Payable	$-	$1,463,315	(1,463,315)
MBF Note	11,356	-	11,356
RBL Note	510,655	137,784	372,871
SDV Ventures	76,289	-	76,289
Other	10,416	3,935	6,481
Total	$608,716	$1,605,034	$(996,318)

The net loss attributable to non-controlling interests amounted to $33,683 for three months ended September 30, 2016 as compared to $23,577 for the three months ended September 30, 2015.

During the three months ended September 30, 2016, we recognized a charge of $1,433,475 relating to an amendment to the PayOnline acquisition agreement, which we entered into on October 25, 2016. Such amendment calls for our assumption of certain merchant reserve liabilities equal to the charge taken. See Note 11 to the condensed consolidated financial statements for additional information.

During the three months ended September 30, 2015 we recognized a $1,083,028 loss from the change in fair value and settlement of beneficial conversion derivative relating the mark to market of the derivative to the company’s common stock.

During the three months ended September 30, 2016, no dividends were paid. We paid dividends to our preferred shareholders in the amount of $621,273 during the three months ended September 30, 2015.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

We reported a net loss attributable to common stock of $10,663,708, or $0.87 per share, for the nine months ended September 30, 2016 as compared to a net loss attributable to common stock of $9,663,165, or $1.79 per share, for the nine months ended September 30, 2015. This resulted in an increase in net loss of $1,000,543, which was primarily due to a $3,722,142 loss from the stock price guarantee in connection with the PayOnline acquisition (see Note 11 to the condensed consolidated financial statements for additional information), partially offset by an $1,821,009 decrease in interest expense and a $1,146,470 decrease in dividends for the benefit of preferred stockholders in interest expense. These items are discussed further below.

Net revenues consist primarily of payment processing fees. Net revenues were $38,963,559 for the nine months ended September 30, 2016 as compared to $25,122,250 for the nine months ended September 30, 2015. Included in Mobile Solutions revenue for the nine months ended September 30, 2016 is $4,607,647 of branded content revenue. The remaining revenues of $391,806 reported in Mobile Solutions are included in service fees revenue.

The increase in net revenue is primarily a result of an increase in revenue from our North American Transaction Solutions segment, amounting to $10,166,983, and increases in revenue from our Mobile Solutions and Online Solutions segments of $1,509,902 and $2,164,424, respectively. Increases in our North American Transaction Solutions revenue were primarily due to organic net increases in merchants.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the nine months ended September 30, 2016 and 2015.

Gross Margin Analysis

	Nine Months Ended		Nine Months Ended		Increase /
Source of Revenues	September 30, 2016	Mix	September 30, 2015	Mix	(Decrease)

North America Transaction Solutions	$29,442,868	76%	$19,275,885	77%	$10,166,983
Mobile Solutions	4,999,452	13%	3,489,550	14%	1,509,902
Online Solutions	4,521,239	12%	2,356,815	9%	2,164,424
Total	$38,963,559	100%	$25,122,250	100%	$13,841,309

	Nine Months Ended	% of	Nine Months Ended	% of	Increase /
Cost of Revenues	September 30, 2016	revenues	September 30, 2016	revenues	(Decrease)

North America Transaction Solutions	$25,206,769	86%	$16,543,190	86%	$8,663,579
Mobile Solutions	4,427,043	89%	2,786,984	80%	1,640,059
Online Solutions	2,931,390	65%	1,457,042	62%	1,474,348
Total	$32,565,202	84%	$20,787,216	83%	$11,777,986

	Nine Months Ended	% of	Nine Months Ended	% of	Increase /
Gross Margin	September 30, 2016	revenues	September 30, 2016	revenues	(Decrease)

North America Transaction Solutions	$4,236,099	14%	$2,732,695	14%	$1,503,404
Mobile Solutions	572,409	11%	702,566	20%	(130,157)
Online Solutions	1,589,849	35%	899,773	38%	690,076
Total	$6,398,357	16%	$4,335,034	17%	$2,063,323

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, content provider fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the nine months ended September 30, 2016 were $32,565,202 as compared to $20,787,216 for the nine months ended September 30, 2015.

The year over year increase in cost of revenue of $11,777,986 was primarily a result of an increase in U.S. transaction volume, which resulted in an $8,663,579 increase in cost of revenue in our North American Transaction Solutions segment. Additionally, there was a $1,640,059 increase in cost of revenue in our Mobile Solutions segment, which now includes mobile operator fees and content provider fees when we provide branded content. We also had $1,474,348 in new costs resulting from PayOnline operations (acquired May 20, 2015). Included in cost of revenue in our Mobile Solutions segment for the nine months ended September 30, 2016 is $4,279,218 for the cost of branded content. The remaining $147,825 is included in the cost of service fees.

Gross Margin for the nine months ended September 30, 2016 was $6,398,357 or 16% of net revenue, as compared to $4,335,034 or 17% of net revenue, for the nine months ended September 30, 2015. There were increased margins from our Russian online transaction processing offset by lower margins from our branded content provided by Mobile Solutions. Included in the Mobile Solutions gross margin for the nine months ended September 30, 2016 is $328,428 (6.6% of total Mobile Solutions revenues) for branded content.

Total operating expenses were $12,656,321 for the nine months ended September 30, 2016, as compared to total operating expenses of $10,924,990 for the nine months ended September 30, 2015. Total operating expenses for the nine months ended September 30, 2016 consisted of general and administrative expenses of $6,372,361, non-cash compensation of $3,108,274, provision for bad debts of $678,150 and depreciation and amortization of $2,497,538. For the nine months ended September 30, 2015, total operating expenses consisted of general and administrative expenses of $6,778,751, non-cash compensation of $1,804,113, provision of bad debts of $425,225 and depreciation and amortization of $1,916,901. The components of our general and administrative expenses are discussed below.

Nine months ended September 30, 2016

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$962,618	$343,247	$423,238	$1,498,541	$3,227,644
Professional fees	372,492	39,422	462,650	999,627	1,874,191
Rent	-	3,260	104,056	317,317	424,633
Business development	31,784	4,869	92,544	-	129,197
Travel expense	152,795	9,657	15,964	88,368	266,784
Filing fees	-	-	-	77,185	77,185
Transaction (gains) losses	-	(394,880)	38,449	(115,797)	(472,228)
Other expenses	401,607	15,657	91,976	335,715	844,955
Share based compensation	-	-	-	3,108,274	3,108,274
Total	$1,921,296	$21,232	$1,228,877	$6,309,230	$9,480,635

Nine months ended September 30, 2015

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$570,054	$298,154	$180,021	$1,679,556	$2,727,785
Professional fees	347,628	186,171	404,444	1,681,439	2,619,682
Rent	-	41,927	39,362	256,963	338,252
Business development	28,879	802	19,347	-	49,028
Travel expense	91,265	18,039	8,762	72,921	190,987
Filing fees	-	-	-	84,690	84,690
Transaction (gains) losses	-	1,513	159	(88,018)	(86,346)
Other expenses	371,399	83,075	107,539	292,660	854,673
Share based compensation	-	-	-	1,804,113	1,804,113
Total	$1,409,225	$629,681	$759,634	$5,784,324	$8,582,864

General and administrative expenses and share based compensation was $9,480,635 for the nine months ended September 30, 2016 as compared to $8,582,864 for the nine months ended September 30, 2015. General and administrative expenses for the nine months ended September 30, 2016 and 2015 consisted of operating expenses not otherwise delineated in our unaudited condensed consolidated statements of operations and comprehensive loss as follows:

Salaries, benefits, taxes and contractor payments were $3,227,644 for the nine months ended September 30, 2016 as compared to $2,727,785 for the nine months ended September 30, 2015, representing an increase of $499,859 as follows:

Segment	Salaries and benefits for the nine months ended September 30, 2016	Salaries and benefits for the nine months ended September 30, 2015	Increase / (Decrease)
North America Transaction Solutions	$962,618	$570,054	$392,564
Mobile Solutions	343,247	298,154	45,093
Online Solutions	423,238	180,021	243,217
Corporate Expenses & Eliminations	1,498,541	1,679,556	(181,015)
Total	$3,227,644	$2,727,785	$499,859

The primary reason for the increase was a $392,564 in salaries from North America Transaction Solutions and $243,217 from the acquisition of PayOnline (acquired May 20, 2015) offset by an $181,015 decrease to our corporate division salaries and benefits. North America Transaction Solutions increase is due to increased management headcount, increased risk management headcount and additional incentives for portfolio performance.

Professional fees were $1,874,191 for the nine months ended September 30, 2016 as compared to $2,619,682 for the nine months ended September 30, 2015, representing a decrease of $745,491 as follows:

Nine months ended September 30, 2016

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$39,215	$268	$3,867	$168,039	$211,389
SEC Compliance Legal Fees	60,000	-	-	71,250	131,250
Accounting and Auditing	-	-	578	326,132	326,710
Tax Compliance and Planning	-	-	-	44,200	44,200
Consulting	273,277	39,154	458,205	390,006	1,160,642
Total	$372,492	$39,422	$462,650	$999,627	$1,874,191

Nine months ended September 30, 2015

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$57,099	$449	$94,172	$504,192	$655,912
SEC Compliance Legal Fees	47,304	-	-	65,001	112,305
Accounting and Auditing	850	1,995	14,798	438,202	455,845
Tax Compliance and Planning	-	-	-	34,725	34,725
Consulting	242,375	183,727	295,474	639,319	1,360,895
Total	$347,628	$186,171	$404,444	$1,681,439	$2,619,682

Variance

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(17,884)	$(181)	$(90,305)	$(336,153)	$(444,523)
SEC Compliance Legal Fees	12,696	-	-	6,249	18,945
Accounting and Auditing	(850)	(1,995)	(14,220)	(112,070)	(129,135)
Tax Compliance and Planning	-	-	-	9,475	9,475
Consulting	30,902	(144,573)	162,731	(249,313)	(200,253)
Total	$24,864	$(146,749)	$58,206	$(681,812)	$(745,491)

Total professional fees decreased $745,491 during for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 primarily due to decreased litigation activity at the corporate level and at our Mobile Solutions segment. Consulting fees decreased $200,253 primarily due a transition of consultants into permanent positions in corporate.

Non-cash compensation expense from share-based compensation was $3,108,274 for the nine months ended September 30, 2016, compared to $1,804,113 for the nine months ended September 30, 2015. The primary reasons for the increase are due to increased charges for stock and option bonuses paid to officers and various employees.

We recorded bad debt expense of $678,150 for the nine months ended September 30, 2016 as compared to $425,225 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, we recorded a loss which was primarily comprised of $710,508 in ACH rejects offset by a $32,358 recovery from our Russian operations. For the nine months ended September 30, 2015, we recorded a loss provision which was primarily comprised of $542,763 in ACH rejects offset by an $117,569 recovery from our mobile payments business.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements. Depreciation and amortization expense was $2,497,538 for the nine months ended September 30, 2016 as compared to $1,916,901 for the nine months ended September 30, 2015. The $580,637 increase in depreciation and amortization expense was primarily related to the PayOnline acquisition ($703,479 for IP Software, $49,998 for domain names, $74,834 for PCI Certification and $186,096 for portfolios and client lists), offset by a $600,068 decrease in portfolio amortization in our North American Transaction Solutions segment as legacy portfolios fully amortized.

Interest expense was $1,186,207 for the nine months ended September 30, 2016 as compared to $3,007,216 for nine months ended September 30, 2015, representing a decrease of $1,821,009 as follows:

Funding Source	Nine months ended September 30, 2016	Nine months ended September 30, 2015	Increase / (Decrease)
Convertible Notes Payable	$-	$2,610,030	(2,610,030)
MBF Note	39,806	-	39,806
RBL Note	1,066,227	366,210	700,017
SDV Ventures	76,289	-	76,289
Other	3,885	30,976	(27,091)
Total	$1,186,207	$3,007,216	$(1,821,009)

The net loss attributable to non-controlling interests amounted to $110,350 for nine months ended September 30, 2016 as compared to $42,850 for the nine months ended September 30, 2015 due to increased losses at Aptito.

During the nine months ended September 30, 2016, we recognized a charge of $3,722,142 relating to the PayOnline acquisition agreement entered into on May 20, 2015. The PayOnline acquisition agreement calls for a guarantee payment in cash for decreases in the market value of certain restricted common shares issued in accordance with the acquisition agreement at 12 months from the date of the respective issuances. In addition, this includes a charge of $1,433,475 in connection with an amendment to the PayOnline acquisition agreement entered into on October 25, 2016, which calls for our assumption of certain merchant reserve liabilities equal to the charge taken. See Note 11 to the condensed consolidated financial statements for additional information.

During the nine months ended September 30, 2015 we recognized a $939,008 gain from the change in fair value and settlement of beneficial conversion derivative relating to the preferred stock issued to Candlewood Tenor. There was no such gain during the nine months ended September 30, 2016.

During the nine months ended September 30, 2016 no dividends were paid. We paid dividends to our preferred shareholders in the amount of $1,146,470 during the nine months ended September 30, 2015.

Liquidity and Capital Resources

Since our inception, we have incurred significant operating losses. We incurred a net loss attributable to common stockholders of $10,663,708 for the nine months ended September 30, 2016 and $14,838,704 for the year ended December 31, 2015. We had a working capital deficit of $4,102,390 and an accumulated deficit of $154,618,755 at September 30, 2016. We had a working capital deficit of $3,095,375 and an accumulated deficit of $143,955,048 at December 31, 2015. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At September 30, 2016, we had total current assets of $8,677,685 including $1,385,286 of cash, $5,866,714 of accounts receivable, and $1,425,685 of prepaid expenses and other assets. At December 31, 2015, we had total current assets of $7,330,756 including $1,025,747 of cash, $5,198,993 of accounts receivable, and $1,106,016 of prepaid expenses and other assets.

Accounts receivable increased $667,721 as a result of higher processing volumes in North America Transaction Solutions and Mobile Solutions. Prepaid and other assets increased $319,669 primarily due to $300,000 provided for escrow in connection with the PayOnline settlement.

Our total assets at September 30, 2016 were $23,395,806 compared to $22,913,561 at December 31, 2015. The $482,245 increase in total assets is primarily attributable to a $359,539 increase in cash, a $319,669 increase in prepaid expenses and other assets, a $667,721 increase in accounts receivable and a $439,783 increase in other long term assets (which primarily consist of capitalized loan costs and deposits to our loss reserve held by our service provider). In addition, there was a $1,270,815 decrease in intangible assets, due primarily due to portfolio and software amortization of $1,478,342 offset by a $992,880 increase of client acquisition costs from our North America Transaction Solutions segment and an $81,426 increase of capitalized software costs from our Online Solutions segment.

In May, 2015, we entered into an agreement to acquire the net assets of PayOnline for purchase consideration of $3.6 million in cash and restricted common shares with a value of $3.6 million, and, if applicable, additional earn-out payments in cash and restricted common shares, payable in five quarterly installments, based on a multiple of EBITDA and subject to certain EBITDA target achievement in the applicable quarter. The acquisition agreement set forth the determination of the value of such shares based on the closing stock price on the date before each applicable payment date. The agreement called for a guarantee payable in cash for decreases in the market value of the restricted common shares issued at 12 months from the date of the respective issuances. As of September 30, 2016, we have paid a total of $268,192 in common stock of the company and cash in earn-out payments. At September 30, 2016, we have an accrued balance of $4,000,472 which includes an earn-out accrual of $278,330, a stock price guarantee charge of $2,288,667, a reserve for merchant liabilities assumed for $1,433,475 pursuant to an amendment to the PayOnline acquisition agreement. Also see Note 11 to the condensed consolidated financial statements for additional information.

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company (“ESOUSA”), which provides that ESOUSA is committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30-month term of the Purchase Agreement. Concurrently with entering into the Purchase Agreement, we also entered into a registration rights agreement with ESOUSA, in which we agreed to file one or more registration statements necessary to register under the Securities Act of 1933, as amended, or the Securities Act, the sale of the shares of our common stock that have been and may be issued to ESOUSA under the Purchase Agreement.

In consideration for entering into the Purchase Agreement, the Company is obligated, upon the earlier of (i) on or 1 business day after the Commission declares effective the registration statement referred to in the Purchase Agreement or (ii) six months after the date of the Purchase Agreement, to issue to ESOUSA such number of shares of the Company’s common stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for the Company’s common stock during the 3 trading days period immediately preceding the date of issuance of such shares.

Accordingly, on August 31, 2016, the Company issued to ESOUSA 131,171 shares of the Company’s common stock based on the price of $1.5247 per share. On September 15, 2016, the Company opted to present ESOUSA with a purchase notice directing ESOUSA to purchase 454,546 shares of the Company’s common stock for the aggregate purchase price of $500,000 pursuant to the Purchase Agreement. In addition, on October 25, 2016, the Company opted to present ESOUSA with a purchase notice directing ESOUSA to purchase 94,340 shares of the Company’s common stock for the aggregate purchase price of $100,000 pursuant to the Purchase Agreement

Management expects that our cash flows from operations will not be sufficient to fully execute our business plan through 2016. We expect to have an increase in our capital requirements during the 2016 fiscal year due to our expanding of transactional processing operations and portfolio acquisitions.

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

The net loss attributable to Net Element, Inc. stockholders was $10,663,708 for the nine months ended September 30, 2016 compared to $8,516,695 for the nine months ended September 30, 2015. Operating activities used $1,067,490 of cash for the nine months ended September 30, 2016 as compared to $3,505,559 of cash used for the nine months ended September 30, 2015.

Negative operating cash flow of $1,067,490 for the nine months ended September 30, 2016 was primarily due to the net loss of $10,663,708 adjusted for non-cash items. Additionally, accounts payable and accrued expenses provided $4,165,778 in working capital primarily due to the accruals for the stock price guarantee and assumption of merchant reserves pursuant to the PayOnline settlement. See Note 11 to the condensed consolidated financial statements for additional information.

Operating activities used $3,505,559 for the nine months ended September 30, 2015. Negative operating cash flow for the nine months ended September 30, 2015 was primarily due to net loss adjusted for non-cash items, an increase of $1,236,319 in accounts receivable offset by a $1,172,979 increase in accounts payable and accrued expenses due to increase production and associated pay-outs.

Investing activities for the nine months ended September 30, 2016 used $1,346,718 primarily for $992,860 in client acquisition costs, $124,524 in incremental reserves and capitalized upfront loan fees of $146,373. For the nine months ended September 30, 2015, we used $3,829,634 for investing activities primarily consisting of $3,195,452 for the purchase of PayOnline.

Financing activities provided $2,675,845 in cash for the nine months ended September 30, 2016 as compared to $6,800,000 of cash provided for the nine months ended September 30, 2015. Financing activities for the nine months ended September 30, 2016 included $2,668,500 proceeds from indebtedness, $117,779 from related parties advances offset by repayments of indebtedness for $110,434. Financing activities provided $6,800,000 for the nine months ending September 30, 2015 primarily from $5,500,000 in proceeds provided from the sale of preferred stock and $650,000 indebtedness proceeds from RBL and $650,000 advanced from related parties.

We have Russian operations that transact in foreign currencies including Russian Rubles and Euros. The effect of exchange rate changes increased our US Dollar-denominated cash balance by $97,900 for the nine months ended September 30, 2016 as compared to a $347,578 increase for the nine months ended September 30, 2015.

Off-balance sheet arrangements

At September 30, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2016.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of September 30, 2016. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	We do not have sufficient personnel or financial resources to provide adequate risk assessment functions.

■	New Board of Director Members: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. Due to continued changes in board membership, executive management and the composition of Company subsidiaries, we have not been able to provide adequate board training to new board members and establish adequate best practice procedures.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statement close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

■	We did not have adequate written procedures, risk assessment processes or board of directors training at September 30, 2016. Our quarterly reporting process, particularly in Russia, requires additional controls and processes.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

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

Except as specifically described above in this Item 4, there was no change in our internal control over financial reporting during our third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

Information required by Item 701 of Regulation S-K as to other unregistered equity securities we sold during the period covered by this Report that were not registered under the Securities Act has been previously reported in the Company’s Current Reports on Form 8-K filed with the Commission in addition to the following:

On August 1, 2016, we issued 95,694 shares of our common stock in connection with the settlement of a litigation claim. Such shares of common stock were issued under an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act . See Note 11 to the condensed consolidated financial statements for additional information.

On August 12, 2016, we exchanged 103,617 shares of our common stock for an aggregate $184,114 tranche of the original $3,315,000 RBL promissory note purchased by Crede CG III, Ltd. (“Crede”), based on a per share exchange price of $1.93. The exchange also settled current interest and loan fees of $15,886 and an exchange premium of $34,173. Such shares of common stock were issued to Crede under an exemption from the registration requirements of the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. See Note 9 to the condensed consolidated financial statements for additional information.

On November 14, 2016, we exchanged 98,040 shares of our common stock for an aggregate $81,363 tranche of the original $3,315,000 RBL promissory note purchased by Crede CG III, Ltd. (“Crede”), based on a per share exchange price of $1.02. Such shares of common stock were issued to Crede under an exemption from the registration requirements of the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. See Note 9 to the condensed consolidated financial statements for additional information.

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

Net Element, Inc.

Date: November 14, 2016	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer
(Principal Financial Officer
and Duly Authorized
Signatory)

EXHIBIT INDEX

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.10	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s second Current Report on Form 8-K filed with the Commission on May 24, 2016)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 15, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2016)

4.1	Registration Rights Agreement, dated as of July 6, 2016, between Net Element, Inc. and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2016)

10.1	Settlement Agreement Amendment among Net Element, Inc., TOT Group Europe, Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2016)

10.2	Amendment to the Acquisition Agreement among Net Element, Inc., TOT Group Europe, Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and the Target Companies parties to thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2016)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

