Form 10-K
period 2016-12-31
Net Element, Inc.
filed 2017-03-31
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES      ☒ NO

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2016 was approximately $25,367,813 (based upon the reported closing price of $1.84 per share on June 30, 2016).

The registrant had 17,681,792 shares of common stock outstanding as of March 30, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including the sections entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operation” and “Risk Factors”, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. All statements other than statements of historical fact, including, statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations, and any statements of a general economic or industry specific nature, are forward-looking statements. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe, based on information currently available to our management, may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the "Risk Factors" section in Part I, Item 1A of this Report. Moreover, we operate in a very competitive and rapidly changing environment.

If these or other risks and uncertainties (including those described in Part I, Item 1A of this Report and the Company’s subsequent filings with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”)) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the SEC after the date of this Report. These factors include, among other factors:

■	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;
■	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
■	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
■	our and our bank sponsors’ ability to adhere to the standards of the Visa and MasterCard payment card associations;
■	our reliance on third-party processors and service providers;
■	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
■	our ability to pass along increases in interchange costs and other costs to our merchants;
■	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
■	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;
■	the effects of increased competition, which could adversely impact our financial performance;
■	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
■	the effect of adverse business conditions on our merchants;
■	our ability to adopt technology to meet changing industry and customer needs or trends;
■	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
■	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
■	the impact of seasonality on our operating results;
■	the impact of any failure in our systems due to factors beyond our control;
■	the impact of any material breaches in the security of third-party processing systems we use;
■	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
■	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;
■	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
■	our ability (or inability) to continue as a going concern;
■	foreign laws and regulations, which are subject to change and uncertain interpretation;
■	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
■	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
■	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
■	the other factors identified in the section of this Report entitled “Risk Factors.”

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

Company Overview

Net Element is a global financial technology and value-added solutions group that supports companies in accepting electronic payments in an omni-channel environment that spans across point-of-sale (“POS”), e-commerce and mobile devices. The Company operates in three segments as a provider of North America Transaction Solutions, Mobile Payment Solutions and Online Payment Solutions.

We enable merchants of all sizes to accept and process over 100 different payment options in more than 40 currencies, including credit, debit and prepaid payments. We also provide merchants with value-added services and technologies including integrated payment technologies, POS solutions, security solutions, fraud management, information solutions and analytical tools.

We provide a range of solutions to our clients across the value chain of commerce-enabling services and technologies. We create our value-added solutions from a suite of proprietary technology products which includes cloud-based applications, processing services, security offerings, and customer support programs that we configure to meet our clients’ individual needs.

We provide additional services including:

•	Payment processing POS solutions and value added services throughout the United States provided by TOT Payments doing business as Unified Payments;
•	Proprietary cloud-based POS platform for the hospitality industry and small to medium sized businesses (“SMB”) merchants through Aptito and Restoactive;
•	Proprietary integrated, global e-commerce and mobile payments processing platform and fraud management system through PayOnline;
•	Integrated payment processing solutions to the travel industry, which includes integrations with various Global Distribution Systems (“GDS”) such as Amadeus®, Galileo®, Sabre®, additional geo filters and passenger name record (PNR) through Pay-Travel service offered by PayOnline;
•	PayNet Solutions – universal payment platform provided by PayOnline (software-as-a-service “SaaS” and White Label models). Providing an opportunity for top clients of PayOnline to develop their own independent business solutions; and
•	Integrated direct-carrier, mobile operator billing solution for small ticket content providers and merchants throughout selected international markets provided by Digital Provider.

We have operations and offices located within the United States (“U.S.”) (domestic) and outside of the U.S. (international) where sales, customer service and/or administrative personnel are based. Through U.S. based subsidiaries, we generate revenues from transactional services, valued-added payment services and technologies for SMBs. Through wholly owned subsidiaries, we operate internationally with a focus on transactional services, mobile payment transactions, online payment transactions, value-added payment services and technologies in selected international markets.

Our business is characterized by transaction related fees, multi-year contracts, and a diverse client base which allows us to grow alongside our clients. Our multi-year contracts allow us to achieve a high level of recurring revenues. While the contracts typically do not specify fixed revenues to be realized thereunder, they do provide a framework for revenues to be generated based on volume of services provided during the contract’s term.

Recent Developments

During 2016, we continued to expand our global transaction services in the United States and select international markets.

Our primary highlights during 2016 were as follows:

New Partnerships:

•	Esquire Bank in the United States - this multi-year contract includes transaction clearing services, sponsorship for payment networks, bank identification number and merchant marketing agreement.

•	Merrick Bank in the Unites States - On November 1, 2016, we moved all of our processing from BMO Harris Bank, N.A. to Merrick Bank, N.A.
•	Mashreqbank in United Arab Emirates - this new partnership expands Net Element’s processing capabilities in the region.
•	Round Bank in Russia - under this collaboration agreement, we integrated the first 70 online merchants to the PayOnline platform.

New Key Client Relationships

•	Dunkin’ Donuts became a client in Russia; PayOnline enabled online ordering and payments for one of the world’s largest coffee and baked goods chains.
•	ExLine became a client in Kazakhstan; PayOnline enabled secure online payments for Kazakhstan’s market-leading courier service.
•	ESET NOD32, one of the world's leaders in the field of antivirus software, became a client of PayOnline in Kazakhstan.
•	Sony Brand Store became a client in Russia.
•	Digital Provider enabled mobile payments at Vnukovo Airport; our proprietary mobile transaction processing engine was integrated into the airport’s infrastructure to power essential components of mobile ecosystem.

Geographical Expansion

•	Continued expansion in the Central Asian market.
•	Launched payment processing and mobile payments in Azerbaijan – growing new market in Southwestern Asia.
•	Signed leading online travel agency and national TV network as clients in Southwestern Asia.

Capital

•	During 2016, we were successful in raising capital utilizing debt exchange and equity financing instruments.

Product Launches

•	Launched payment acceptance module for popular instant messenger application Telegram
•	Launched proprietary gift card software application for Smart Payment Terminals
•	PayOnline introduced a new multi-channel payment interface based on the user experience of more than 10 million online shoppers.
•	PayOnline launched accepting payments by cards of Russian national payment card system
•	Unified Payments launched Mobile Point of Sale for iOS. Merchants can interact and transact with customers anywhere with our robust mobile processing and analytical tools
•	Launched fully integrated omni-channel gift and loyalty platform
•	Launched Aptito in Russia, aiming to lead in the underserved POS software market
•	Released Aptito Point-of-Sale solution for retail stores, which helps improve the experience retailers provide in-store through enhanced add-on services such as inventory management and analytical tools

Outlook

For the year 2017, we will continue to focus on strategic partnerships and innovative products that will further expand our services, positioning Net Element as a convenient one-stop solution for payments services to a global merchant community. We also intend to expand our presence in North America through distribution and integrated-services programs. In addition, we intend to further consolidate and centralize our international operational infrastructure and resources.

Our Mission and Vision

Our mission is to power global commerce and allow our clients to conduct business globally. We believe that understanding the consumer behavior and the needs of our merchants is the most effective and, ultimately, the most profitable means to accomplish our mission and create long-term value for all stakeholders.

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

Our Strategy

Our strategy is to power global commerce through a world-wide, omni-channel solutions offering. To continue to grow our business, our strategy is to focus on providing merchants with the ability to process a variety of electronic transactions across multiple channels. We seek to leverage the adoption of and transition to card, electronic and digital-based payments by expanding our market share through our distribution channels and services innovations. We also seek growth through strategic acquisitions to improve our offerings, scale and geography. We intend to continue to invest in and leverage our technology infrastructure and our people to increase our penetration in existing markets.

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

Business Segments

	North America Transaction Solutions	Mobile Solutions	Online Solutions

Clients:	Businesses of all types and sizes. Current focus on SMB merchants	Mobile customers, Digital merchants such as: social networks, game developers, online magazines, mobile applications and digital media operators	Online businesses and mobile applications of all type and sizes

Goals:	To help business grow commerce at the retail, online and m- POS. Enable omni-channel commerce	To help digital merchants monetize their content in a mobile environment	To help business transact business online with ease and security

Key Solutions:	Merchant Acquiring Value-added Services Aptito POS technology • m-POS technology • Smart payment terminal • Business software Marketing / Loyalty	Integrated mobile billing solutions Content monetization • Content management • SMS content delivery • Integrated call center	Merchant Acquiring Electronic commerce • Complete toolkit for online business • Integrated GDS transaction processing Security / Risk Management Marketing / Loyalty

2016 Segment Revenue:	$42.1M, up 54% from 2015	$5.9M, down 34% from 2015	$6.2M, up 64% from 2015

We operate three reportable business operating segments: (i) North America Transaction Solutions, (ii) Mobile Solutions, and (iii) Online Solutions. Our segments are designed to establish lines of businesses that support our client base with globalized solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. The principal revenue stream for all segments came from service and transaction related fees during 2016 and 2015.

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

Comparative segment revenues and related financial information pertaining to our segments for the years ended December 31, 2016 and 2015 are presented in the tables in Note 17, Segment Information, to our consolidated financial statements (the “Consolidated Financial Statements”), which are included elsewhere in this Report.

•	North America Transaction Solutions – This segment provides technology and services that businesses require to accept cashless transaction for retail card-present (or “swipe”), e-commerce or card-not-present mail order / telephone order (“MOTO”) transactions (referred to as “Merchant Acquiring”) as well as next-generation offerings such as mobile payment services, merchant performance analytical tools, merchant back office reporting, and our cloud-based Aptito POS platform, which includes hospitality, mobile POS (“mPOS”) and SMB (small and medium sized businesses) retail point-of-sale applications (referred to as “Value-added Services”).

•	Mobile Solutions – This segment provides a state-of-the-art, integrated mobile billing and mobile commerce solution for digital merchants, such as: social networks, game developers, online magazines, mobile applications and digital media operators to monetize their content in a mobile environment. Our mobile billing platform is positioned in the center of the mobile commerce for digital goods with billing checkout and offers various mobile payment solutions for web services and mobile applications. We provide mobile users with a simple, secure and fast way to pay for purchases via mobile device, interactive device or web without a credit card or a bank account. Our mobile campaign tools allow for the delivery of scalable mobile campaigns on behalf of our content partners.

•	Online Solutions – This segment provides a wide range of value-added solutions utilizing our fully-integrated, processor agnostic electronic commerce platform that simplifies complex enterprise online transaction processing challenges from payment acceptance and processing through risk prevention and payment security via point-to-point encryption and tokenization solutions. Our proprietary software-as-a-service (“SaaS”) suite of solutions for electronic and mobile commerce gateway and payment processing platform is compliant at Level 1 of Payment Card Industry (“PCI”) Data Security Standards (“DSS”), streamlines the order-to-cash process, improves electronic payment acceptance and reduces the scope of burden of PCI DSS compliance.

North America Transaction Solutions Segment

The following table presents North America Transaction Solutions segment information as a percentage of total revenue:

	2016	2015
Segment revenue	78%	68%

North America Transaction Solutions Operations. Our largest segment, North America Transaction Solutions, where through our subsidiary TOT Payments, LLC, doing business as Unified Payments, provides businesses of all sizes and types with a wide range of solutions at the point of sale, including Merchant Acquiring, e-commerce, mobile commerce, mPOS and other business solutions. Our largest service in this segment is Merchant Acquiring, which facilitates the acceptance of cashless transactions at the POS, whether a retail transaction at a physical business location, a mobile commerce transaction through a mobile or tablet device, which includes m-POS acceptance, Android Pay™, Apple Pay™ and Samsung Pay or an electronic commerce transaction over the web. Geographical presence for this segment is North America.

Our North America Transaction Solutions segment revenues are primarily derived from processing credit and debit card transactions for SMB merchants and includes fees for providing processing, loyalty and software services, and sales and leases of POS devices. Revenues are generated from a variety of sources, including:

•	Discount fees charged to a merchant for processing of a transaction. The discount fee is typically either a percentage of the purchase amount or an interchange fee plus a fixed dollar amount or percentage;
•	Processing fees charged to merchants for processing of a transaction;
•	Processing fees charged to our sales partners who have outsourced their transaction processing to us;
•	Sales and leases of POS devices;
•	Fees from providing reporting and other services;
•	Software license fees for Aptito POS platform, which includes hospitality and SMB retail point-of-sale application;
•	PCI compliance fees charged to a merchant for providing PCI compliance on annual basis; and
•	Business software license fees for merchant analytics and back office reporting.

For example, in a transaction using a Visa or MasterCard card, the allocation of funds resulting from a $100 transaction follows.

* Does not include agent commission payments.

We typically provide our services as part of a broader payment acceptance solution to our business clients across multiple channels, including:

•	Retail Merchants – physical businesses or storefront locations, such as retailers, supermarkets, restaurants, hotels and other brick and mortar facilities, which we refer to as Retail. We supply our Retail merchants with POS terminals from leading manufacturers, which are Europay®, MasterCard®, and Visa® (commonly referred to as “EMV” or “Chip”) compliant and Near Field Communication (“NFC”) capable, accepting all card brands and products, as well as alternative payment forms, such as Android Pay™, Apple Pay™ and Samsung Pay.
•	Mobile Merchants – physical businesses with remote or wireless storefront locations, such as small retail and service providers that use mobile devices with POS capabilities to accept electronic payments, which we refer to as Mobile; and
•	Online – online businesses or website locations, such as retailers, digital content providers, and mobile application developers with Internet-based storefronts that can be accessed through a personal computer or a mobile device, where we refer to as e-commerce.

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

Sales & Marketing Support – Among the services and capabilities, we provide are rapid application response time, merchant application acceptance by fax or online submission, superior customer service, merchant reporting and robust analytics. In addition, by controlling the underwriting process we believe we offer the ISGs more rapid and consistent review of merchant applications than may be available from other service providers. Additionally, in certain circumstances, we offer our sales organizations tailored compensation programs and unique technology applications to assist them in the sales process. We keep an open dialogue with our sales partners to address their concerns as quickly as possible and work with them in investigating chargebacks or potentially suspicious activity with the aim of ensuring our merchants do not unduly suffer downtime or the unnecessary withholding of funds.

Sales & Marketing Compensation – As compensation for their referral of merchant accounts, we pay our Sales Partners an agreed-upon recurring commission, or percentage of the income we derive from the transactions we process from the merchants they refer to us. The amount of the recurring commissions we pay to our Sales Partners varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each group refers to us. We provide additional incentives to our Sales Partners, including from time to time, advances and merchant acquisition bonuses that are secured by income earned from the referred merchant and repayable from future compensation that may be earned by the groups in respect to the merchants they have referred to us. For the year ended December 31, 2016 and 2015, we provided merchant acquisition incentives to Sales Partners in an aggregate amount of $1.3 million and $0.87 million, respectively. Our organic growth plan calls for future incentives to be funded to our Sales Partners for referred merchants.

North America Transaction Solutions. Our solutions are designed to help SMB merchants accept cashless payments in an omni-channel payment environment, which spans across POS, e-commerce and mobile devices.

Aptito POS Platform – We acquired Aptito, an integrated POS platform developed on Apple’s® iOS mobile operating system for the hospitality industry, in June 2013 and invested in the technology to significantly enhance and expand its capabilities and features. Our goal with Aptito is to create an easy to use POS and business management solution, which incorporates everything a small business needs to help streamline every-day management, operations and payment acceptance. We have expanded the family of Aptito products to include Aptito Hospitality POS, Aptito Retail POS, Restoactive and Unified m-POS.

▪	Aptito Hospitality POS – proprietary, fully integrated cloud-based POS and restaurant management system developed on Apple’s® iOS mobile operating system is designed to be used as a stand-alone all digital POS or be extended to include: m-POS, self-ordering kiosk, digital menus, pay at the table EMV and NFC ready card readers, cash drawers, receipt and kitchen printers. The need for uptime in a hospitality environment is paramount and as such our Aptito Hospitality POS local server allows our merchants to remain online, even if the Internet connection to the cloud is lost. Our local server solution is automatically synchronized with the cloud, providing 99.99% uptime.

•	Aptito Retail POS – cloud-based POS solution is available on Apple® iOS and Android® mobile operating platforms and allows retailers to focus on their business and improve the in-store experience. Retailers are able to customize Aptito Retail POS based on their environment. Peripherals for Aptito Retail POS include a fully integrated cash drawer, thermal receipt printer, barcode scanner, barcode printer and EMV-compliant point of sale acceptance terminal. This allows retailers the ability to customize their POS solution based on their unique needs. The need for uptime in a retail environment is paramount and as such our Aptito Retail POS local server allows our merchants to remain online, even if the Internet connection to the cloud is lost. Our local server solution is automatically synchronized with the cloud, providing 99.99% uptime.

•	Restoactive – utilizing Aptito POS Platform architecture, we have developed and launched Restoactive, which seamlessly plugs into a current restaurant environment through integrations with some of the biggest POS and restaurant management platforms such as: MICROS®, POSitouch®, Aloha® and Symphony®. By integrating into the leading POS and restaurant management platforms, Restoactive is now accessible by over 500,000 restaurants in the United States. We believe Restoactive to be the first of its kind integrated platform, which introduces all-in-one digital menu, kiosk and m-POS application into an existing POS environment without the need to displace existing restaurant management platforms.

•	Unified m-POS – Unified m-POS solution is available on Apple® iOS and Android® mobile operating platforms and makes it easier and safer to take business on the go. Whether at the local farmer’s market or at a customer’s site, Unified m-POS accept payments with ease and security (EMV-ready).

In addition to enhancing our ability to drive core merchant acquiring sales, Aptito allows us to earn incremental revenue from business clients. Currently, the Aptito revenue model is based on a SaaS fee, which we bill on a per station basis and additional services fee, which we bill for additional applications we offer.

We also believe Aptito can help enhance client retention because we believe it will become core to our client’s businesses and position us as a value-added partner. For example, business owners may use Aptito business management tools to manage their employees’ work schedules, payroll, patron reservations, operate customer loyalty programs, manage inventory, and provide analytics on their business.

Other POS Platforms – We act as an authorized dealer for various POS manufacturers and POS software providers and deploy these systems where our proprietary products are not the best fit. Systems we offer are fully integrated with our payment acceptance capabilities.

Merchant Management Platform – We have developed Sales Central, a proprietary cloud-based management platform for merchants and sales partners (ISG’s) designed to enhance responsiveness of our sales partners and improve sales efficiency. The cloud-based solution provides Sales Partners and merchants an integrated toolkit to more effectively manage a variety of sales, operations, reporting and accounting functions. The system is designed to improve conversion rates, technology advisory functions and to reduce deployment time for merchants. It also allows troubleshooting of merchant issues in real-time. Sales Central is currently one of the few cloud-based systems nationwide that allows Sales Partners to onboard and monitor merchants on multiple processing platforms through a single interface.

•	Sales Central for Sales Partners – allows Sales Partners to onboard merchants on multiple processing platforms available in the U.S. Its merchant underwriting and boarding process is seamless and paperless. The merchant library portion of Sales Central allows Sales Partners to safely store and retrieve any agreement, form or contract, related to merchants. Sales Partners that utilize the system are equipped with merchant pricing, residual calculations and risk management modules, which allow easier management of most of their day-to-day operations. Sales Partners compensation and merchant profitability can be managed using multi-level, single-click, drill-down navigation to pricing, detail, summary and statement information.

•	Sales Central On the Go – fully integrated, digital onboarding interface designed for Sales Partners and merchants, streamlines and automates merchant account sign-up process, delivers real-time decisions and paperless boarding approval from online and mobile devices. Mobile boarding capability facilitates API-driven, instant boarding to multiple payment processing platforms and provides new merchants with a modular approach for providing their personal and business information. The platform manages underwriting, risk assessment, merchant ID assignments and is compliant with banking standards such as Know Your Customer regulations.

•	Sales Central for Merchants – integrated reporting, accounting and analytics back office solution for SMB merchants. A variety of reporting tools along with easy to understand charts enables merchants to analyze sales and improve performance. The ticket system allows merchants direct communication with Company’s service and technical support designed to improve the customer service experience.

•	Unified Insights – the integrated Unified Insights module is a business dashboard focused on “Big Data” that gives merchants a 360-degree view of their business in a more usable format. With Unified Insights, merchants can compare current revenue, online reputation, and social media activity to their past performance and to similar business in their area.

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

Merchants we served during 2016 processed an average of $11,804 each month in credit card transactions and had an average transaction value of $56.19 per transaction. Larger payment processors have traditionally underserved these merchants. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with tailored solutions and on-going services that larger merchants typically receive from larger payment processing providers.

Out total North America Transaction Solutions processing volume for the year ended December 31, 2016 was $1.6 billion, a 60% increase over processing during the year ended December 31, 2015. Transactions processed for the year ended December 31, 2016 were 87.5 million, a 70% increase from transactions processed during the year ended December 31, 2015.

Our card-present processing volume for the year ended December 31, 2016 represented 73% of the total North America Transaction Solution volume, and card-not-present processing volume represented 27%.

As of December 31, 2016, approximately 36.6% of our SMB merchants were restaurants and 19.9% were health and beauty services, and 15.3% were general merchandise. The high concentration in restaurants reflects the efforts of our sales team actively targeting our Aptito product line. The following table reflects the percentage concentration of our merchant base by category:

	2016	2015
Restaurants	36.6%	47.9%
Health / Beauty	19.9%	7.1%
General Merchandise	15.3%	6.0%
Professional Services	8.4%	3.8%
Automotive	7.1%	5.0%
Food Stores	5.8%	5.7%
Educational Services	4.4%	15.9%
Hospitality/Lodging	1.6%	1.2%
Other	0.9%	7.4%

In December 2016, SMB merchants located in the following states represented the following percentage of our SMB card processing volume: New York represented 22.7%, New Jersey represented 22.2%, California represented 10.4%, Pennsylvania represented 7.5%, and Florida represented 5.6%. No other state represented more than 3.6% of our total SMB card processing volume. Our geographic concentration tends to reflect states where we maintain stronger sales force. We believe that the loss of any single SMB merchant would not have a material adverse effect on our financial condition or results of operations.

North America Transaction Solutions Risk Management. In the United States, we focus our sales efforts on both low and higher risk bankcard merchants. We have developed systems and procedures designed to minimize our exposure to potential merchant losses.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants, Independent Sales Groups and ourselves. Our Underwriting and Risk Management Policy and procedures help to protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures. In 2016, we experienced net losses of .008% of our SMB card processing dollar volume.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

•	Merchant Application Underwriting – there are varying degrees of risk associated with different merchant types based on their industry, the nature of the merchant’s business, processing volumes and average transaction size. As such, varying levels of scrutiny are needed to evaluate a merchant application and to underwrite a prospective merchant account. These range from basic due diligence for merchants with low risk profiles to more comprehensive review for higher risk merchants. The results of this assessment serves as the basis for decisions regarding acceptance of the merchant account, criteria for establishing reserve requirements, processing limits, average transaction amounts and pricing. Once aggregated, these factors also assist the Company in monitoring transactions for those accounts when pre-determined criteria have been exceeded.

•	Merchant Monitoring – we employ several levels of merchant account monitoring to help us identify suspicious transactions and trends. Daily merchant activity is sorted into a number of customized reports by our systems. Our risk management team reviews any unusual activity highlighted by these reports, such as larger than normal transactions or credits, and monitors other parameters that are helpful in identifying suspicious activity. We have daily windows to decide if any transactions should be held for further review and this provides us time to interview a merchant or issuing bank to determine the validity of suspicious transactions. We also place merchants who require special monitoring on alert status and have engaged a third-party web crawling solution that scans all merchant websites for content and integrity.

•	Investigation and Loss Prevention – if a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bankcard network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. Additionally, Relationship Managers may be instructed to retrieve equipment owned by us. In addition, to protect ourselves from unexpected losses, we maintain a reserve account with our sponsoring bank, which can be used to offset any losses incurred at a given time. As of December 31, 2016, our reserve balance, included in other long term assets, was $475,428. The reserve is replenished as required by funding 0.03% of bankcard processing volume. This reserve is accounted for on our balance sheet under the caption “prepaid expenses and other assets”.

•	Reserves – some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2016, our total reserve deposits were approximately $2,600,357. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.

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

Sponsoring Bank. We have agreements with several banks that sponsor us for membership in the Visa, MasterCard, American Express and Discover card associations and settle card transactions for our merchants. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number (“BIN”) for Visa transactions and Interbank Card Association (“ICA”) number for MasterCard transactions. The principal Sponsoring Bank through which we processed the majority of our transaction in the United States during 2016 was BMO Harris Bank, N.A. On November 1, 2016, we moved all of our processing from BMO Harris Bank, N.A. to Merrick Bank, N.A. In addition, in February 2016, we entered into a BIN sponsorship agreement with Esquire Bank, N.A. As a result of our settlement with First Data, in 2016, we entered into a sponsoring agreement with Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks.

Data Processor. We have agreements with several Data Processors to provide us with, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor in the United States is Priority Payment Systems, LLC (“Priority”), which provides us with the processing conduit to the Total System Services, Inc. (“TSYS”) and First Data Corporation (“FDC”) authorization and settlement network. We have entered into several service agreements with Priority. Each of the Priority service agreements may be terminated by Priority if, among other things, (i) certain insolvency events occur with respect to us or (ii) we fail to maintain our good standing with Card Associations. We may terminate each of the agreements if, among other things, (i) certain insolvency events occur with respect to Priority, (ii) Priority materially breaches any of the terms, covenants or conditions of the agreements and fails to cure such breach within 30 days following receipt of written notice thereof, or (iii) under certain circumstances, Priority is unable to perform services described in the agreement. In addition, we maintain direct processing agreements with TSYS and FDC.

As an example of processing an electronic payment, the below diagram illustrates the participants involved in a payment transaction. There are four main participants, the Merchant, the Service Provider (Unified Payments), the Sponsoring Bank and the Data Processor. Merchants are primarily business owners that accept credit card payment in exchange for their merchandise and services.

Mobile Solutions Segment

The following table presents Mobile Solutions segment revenue as a percentage of total revenue:

	2016	2015
Segment revenue	11%	22%

Mobile Solutions Operations. In international markets (especially the Russian Federation and the CIS), we hold leadership position through our subsidiary, Digital Provider, where we enable Direct Carrier Billing utilizing billing infrastructure between Mobile Network Operators (“MNOs”) and content providers to facilitate content monetization. In the Russian Federation and CIS through agreements and integrations with marketing companies owned by the top 4 MNOs including Mobile TeleSystem (MTS), MegaFon, VimpelCom and TELE2, we enable mobile payments acceptance for networks that serve a combined 390 million mobile users.

During 2016, we had a monthly average of over 1.1 million consumers which we billed on a monthly basis. Our total Mobile Solutions transactions processed for the year ended December 31, 2016 was 73.3 million, a 19% decrease from transactions processed during the year ended December 31, 2015. Decrease in transactions processed was a result of shifted business model from one-time transactional business to subscription / recurring revenue model.

Our Carrier Billing Solution is positioned in the center of the mobile commerce for digital goods and services with billing checkout and offers various mobile payment solutions for web services and mobile applications. We enable monetization for digital content providers through smartphones, feature phones or web without a credit card or a bank account. Utilizing the source of funds that MNOs have already integrated into every mobile phone (a monthly bill for post-paid phones and stored credit for prepaid phones), merchants won’t need to collect any customer credit card or bank information to complete their sale. Our mobile campaign tools allow for the delivery of scalable mobile campaigns on behalf of our content partners.

Digital Provider’s current customers span across variety of industries and operate across different markets. Our clients include mobile operator designated companies, merchants, content and service providers. Our platform is used by over a thousand merchants.

Our Mobile Solutions segment revenues are primarily derived from processing of a mobile transactions for digital merchants, such as: social networks, game developers, online magazines, mobile applications and other digital media operators to monetize their content in a mobile environment and includes fees for providing processing, content management and distribution, and software services. In addition, in 2016, we began offering mobile users our Digital Provider branded content, which we acquire from multiple content providers. Revenues are generated from a variety of sources, including:

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

•	Mobile Operators – Mobile operators partner with us to generate revenues for incoming traffic. Mobile operators increase revenues via additional subscription and transactional services used by its subscribers.
•	Broadcast Media Networks – Mobile operator billing is becoming an increasingly popular communication tool on both radio & TV. It provides interactivity for the viewer/listener through voting/polls/competitions, and can generate revenues for the stations/production companies.
•	Internet Portals and Content Providers – Mobile operator billing adds a further dimension to the offering of portals and content providers. It enables information alerts, ringtones and logos, Short Messaging Service (“SMS”) sending capabilities for end-users, all of which can generate revenues for the Company.
•	Marketing and Sales Promotion Partners – Mobile operator billing is being used as a new marketing channel. Its immediacy; directness and 2-way communication lends itself to effective measurable marketing and promotion. Integration with existing media adds a new dimension to marketing campaigns (e.g. outdoor, press, on-pack, and direct mail).

Other industries using mobile messaging and mobile billing solutions include banking, retailing, brokering, tourism, transportation, games, and education.

Mobile Solutions. Our solutions are designed to help digital merchants accept mobile payments transactions utilizing direct billing access to MNOs in emerging markets.

Trinity Mobile Billing Platform – We have developed the Trinity Platform as a proprietary high-performance mobile acceptance, billing and content aggregation platform for value-added services (“VAS”). Using the Platform, our partners can aggregate mobile traffic utilizing the most popular methods of monetization on the VAS market.

•	Secure ID – Securely identify and validate subscriber handsets automatically with no additional input required from consumers. Provides subscribers a seamless cross channel shopping and registration experience across personal computers, tablets, smartphones, and other web-enabled devices. This is available for both recurring subscriptions and one-time transactions.

•	PIN Submit – Securely authenticates mobile subscribers by generating a one-time secure Personal Identification Number (“PIN”), which is sent to mobile users via SMS.

•	Optimized Checkout – Payment conversion with carrier billing is currently ten times higher than with credit cards due to a much simpler check-out flow. We have taken this one step further as the Trinity Platform automatically recognizes the device being used and optimizes the checkout window to provide the best purchase experience possible on any device.

•	In-App Payments – Industry-leading native in-app purchasing SDK (software development kit) enables application developers to integrate direct-carrier billing into applications with ease. One integration process works across multiple smartphone and tablet devices.

•	Reporting and Analytics – Trinity Platform’s powerful dashboard provides our digital merchants and content providers with a real-time overview of revenue and reports on processed transactions: which countries have the biggest number of users, how much these users are paying and which content is more popular. This data helps our digital merchants and content providers fine-tune their monetization strategy.

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

Mobile Solutions Risk Management. We are responsible for content compliance and merchant underwriting and are subject to chargebacks for the full value of the transaction. If any such chargebacks arise we pass these chargebacks to our merchants, in the event we are unsuccessful in passing these charges to the merchant we are responsible for these chargebacks. During 2016 and 2015 we had no losses from our mobile payments processing volume as all chargebacks were collected from content partners and aggregators.

Mobile Solutions Licensing and Certifications. The relationships between Digital Provider and telecommunications carriers in Russia are governed by the general rules of civil law for the provision of services (Chapter 39 of the Civil Code of the Russian Federation). In addition, because the “information and entertainment services” (content services) provided by Digital Provider are inextricably linked with the networks of telecommunications carriers, these services are subject to the requirements of the Rules of Mobile Communications Services Provision, approved by the Decree No. 328 of the Russian Federation Government dated May 25, 2005. These Rules govern the relationship between a customer using mobile communication services and a telecommunications carrier in respect of mobile radio communications services, mobile radiotelephone services and/or mobile satellite radio services in the public network. Although Digital Provider is not a telecommunications carrier, many requirements of the decree above are present in Digital Provider’s contracts with telecommunications carriers.

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

An example of processing a mobile transaction, the below diagram illustrates the participants involved in a mobile payment transaction. Merchants are primarily content or digital goods providers including social networks, games and online magazines.

Online Solutions Segment

The following table presents Online Solutions Segment information as a percentage of total revenue:

	2016	2015
	11%	9%
Segment revenue		Acquired May 20, 2015

Online Solutions Operations. Through our subsidiary, PayOnline, we provide a wide range of value-added solutions utilizing our fully-integrated, platform agnostic electronic commerce offering that simplifies complex enterprise online transaction processing challenges from payment acceptance and processing through risk prevention and payment security via point-to-point encryption and tokenization solutions. Our proprietary SaaS suite of solutions for electronic and mobile commerce gateway and payment processing platform is compliant at Level 1 of PCI DSS, streamlines the order-to-cash process, improves electronic payment acceptance and reduces the scope of burden of PCI DSS compliance. PayOnline holds the leadership position in the Russian Federation as one of the largest independent Internet Payment Services Provider (“IPSP”).

Our Online Solutions segment revenues are primarily derived from processing credit and debit card transactions for online merchants and includes fees for providing processing, loyalty and software services. Revenues are generated from a variety of sources, including:

•	Discount fees charged to a merchant for processing of a transaction. The discount fee is typically a percentage of the purchase amount;

•	Processing fees charged to merchants for processing of a transaction;

•	Processing fees charged to our sales partners who have outsourced their transaction processing to us;

•	Fees from providing reporting and other services;

•	Software license fees for PayOnline White-label platform;

•	Business software license fees for merchant analytics and back office reporting; and monetarization

•	Big Data monetization through upsell on payment confirmation page to the end consumer.

In a transaction using a Visa or MasterCard card, the allocation of funds resulting from a $100 transaction is as follows:

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

Online Transaction Solutions Marketing. The vast majority of PayOnline sales are direct sales, through our marketing efforts and fully automated leads management system. The marketing department of PayOnline consists of 5 specialists, responsible for product pricing, company branding and positioning, monitoring of competitors and technological developments, public relations and web marketing activities. Our marketing mix includes, but not limited to:

•	Search Engine Optimization – PayOnline is in the top 10 results with most frequently used keywords in Google.ru and Yandex search engines.
•	Social Media – PayOnline social media channels include Facebook, Vkontakte, Twitter, Instagram and YouTube.
•	Corporate Blog – Our corporate blog featured on popular developer communities like HabraHabr and GeekTimes are read by hundreds of thousands of people in Russia and CIS.
•	Industry Research – Every year PayOnline specialists prepare and publish over 120+ research papers on popular e-commerce and IT development forums.
•	RUNET – PayOnline is a payment processing provider for RUNET-ID (Russia’s largest Internet professionals’ social platform), Russian Internet Forum and Russian Interactive Week.
•	Conferences – Every year our experts participate in 30+ trade shows and professional conferences.
•	Education – Our senior managers are frequently invited by top Russian Federation universities and business schools as lecturers.

Our sales department consists of 25 specialists who are responsible for managing the leads, execution of the client agreements, client boarding, customization of the solutions, implementation of the payment acceptance solutions and post-sale client relationship. During 2016, we attracted 320 new clients, of which 92% were in Russian Federation / CIS and 8% in Europe and Asia. Merchants we served during 2016 processed an average of $54,325 each month in credit card transactions and had an average transaction value of $21.30 per transaction.

Online Solutions. Our solutions combine payment processing, online shopping cart tools, web site design, web hosting, web related services, APIs and SDKs which enable businesses to establish a presence and commercial capability on the Internet or within a Mobile Application environment in a quick and simple fashion.

PayOnline Platform – We have developed the PayOnline Platform, a proprietary technology platform serving large and fast growing internet-led multinationals with complex payment needs, supported by our vertical expertise. Our reliable and secure proprietary technology platform enables merchants to accept a vast array of payment types, across multiple channels, anywhere in the world. Utilizing PayOnline Platform, we have built universal flexible payment solution adapted for websites and mobile applications. The solution includes:

-	Personal Client Area: web-interface for clients to control and manage payments.
-	Adaptive payment form with the possibility of customization.
-	Simple payment process: binding card to account, moment payments, recurrent payments, temporary blocking of payment, reserving of payments, invoicing by e-mail.
-	Customization of protocol 3-D Secure for client's business needs.
-	Ability to customize the default settings of anti-fraud system.

-	Integrations with various Global Distribution Systems (“GDS”) such as Amadeus®, Galileo®, Sabre®, additional geo filters and passenger name record (PNR).
-	Integrations with Apple iOS, Android and Microsoft mobile platforms for mobile application.

Payments from Start to Finish. PayOnline Platform reduces the payment integration time for merchants, banks and SaaS providers to just a few minutes with its PayOnline Application Program Interface (“API”) service. PayOnline integration service simplifies complex payment integration when using APIs and makes the laborious task of adapting payment processes obsolete.

Complete Toolkit for Online Business. More than 20 integration modules for the world's most popular CMS (Content Management System) are available for clients with sites created on basis of CMS. A complete, modular system of web-based services gives our merchants the flexibility to add more options as and when required - without costly or lengthy IT projects.

Online Solutions Competition. PayOnline primarily competes with other companies operating in the online payment processing market in emerging markets. In our key geographical market – Russian Federation, we compete primarily with the acquiring banks and payment processors (including payment aggregators). PayOnline cannot compete with acquiring banks or payment processors on pricing. Our major advantages relate to our robust, payment processor agnostic solution that simplifies complex enterprise online payment processing challenges from payment acceptance and processing through to risk prevention and payment security via tokenization solutions. Our competitive advantages include:

•	Suite of individually tailored e-commerce solutions
•	Payment conversion management
•	Seamless client payment acceptance implementation
•	Quick development and implementation of custom payment acceptance solutions
•	Multiple integrated payment acceptance methods
•	Wide geography of payment acceptance with a single integration
•	More than 25 currencies accepted worldwide
•	Proprietary Anti-Fraud System

Online Solutions Industry Mix and Geography. We have developed significant expertise in industries that we believe present opportunities for growth. These include:

•	Internet stores
•	Professional service providers
•	Travel services
•	Telecommunications
•	Social media networks
•	Financial services
•	Utilities and government services
•	Digital content providers

The following table reflects the percentage concentration of our merchant base by class:

	2016	2015
Internet Stores	40.5%	31.2%
Professional Service Providers	19.5%	21.1%
Travel Services	13.6%	11.0%
Telecommunications	12.5%	8.2%
Social Media Networks	3.8%	8.1%
Financial Services	3.8%	7.7%
Utilities and Government Services	4.8%	6.3%
Digital content providers	4.4%	5.3%
Other	1.6%	1.1%

Online Solutions Risk Management. In the emerging markets, we focus our sales efforts on electronic commerce merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses.

We have developed and continue to improve our proprietary fraud-monitoring system. To ensure the highest security level, our anti-fraud system is operating in tight connection with our internal 3-D Secure MPI (message passing interface) module. Proprietary fraud filters and anti-fraud BIN monitoring allows disabling and filtering acceptance of virtual pre-paid cards.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our Anti-Fraud System allows us to identify and prevent up to 99.98% of potential fraud related to bankcard processing in the electronic commerce environment. Our Underwriting and Risk Management Policy and procedures help to protect us from fraud perpetrated by our merchants. 154 different fraud filters allow our clients to maintain high level or payment conversion, averaging at 98.7%, while maintaining chargeback related losses as low as 0.023%. Our risk management is conducted in both manual and automatic modes.

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

PayOnline Anti-Fraud System is our proprietary, fully automated risk management system. The system is generally based on the latest know-how of the informational and financial security aspects of the payment processing industry, as well as rules and recommendations of Visa and MasterCard on fraud prevention in electronic commerce.

Major components of PayOnline Anti-Fraud System include but are not limited to:

•	Advance monitoring of the bank card transaction in automated mode, using 154 filters, individually tuned for each client, where each transaction is evaluated by key parameters, such as country where bank card is issued, country from where the payment is requested, amount of payment, amount of all payments by this card in the past 24 hours/month, IP address, etc.
•	Additional validation of the bankcard by using 3-D Secure protocol or validation by charging random amount on the card.
•	Monitoring of the transactions by specialists of the Underwriting and Risk Management Department.

Online Solutions Licensing and Certifications. In order to perform services at the highest level of safety and quality of service, PayOnline holds various industry certifications and licenses.

•	PCI DSS 3.1 Level 1 – PayOnline is certified to Payment Card Industry Data Security Standard (“PCI DSS”) Level 1 standard version 3.1 PCI DSS. Certificate received by PayOnline November 28, 2015, allows the company to process online payment transactions.
•	SDP / CISP – PayOnline has passed international certification by Visa and MasterCard and is involved in MasterCard Site Data Protection (“SDP”) program and the Visa Cardholder Information Security Program (“CISP”).
•	MasterCard – Since 2009, PayOnline is accredited as the official international Service Provider of MasterCard Worldwide, participates in the MasterCard SDP program, in additional has the status of MasterCard DataStorage Entity.
•	Visa –Since 2009, PayOnline is accredited as the official Service Provider of Visa International payment system, participates in the Visa CISP program and holds the status of Visa Third Party Processor (“TPP”).
•	Cryptographic Transport Layer Security (“TLS”) Protocol – Data exchange between the enterprise e-commerce and PayOnline is made via secure channels, using the HTTPS protocol. TLS cryptographic protocol uses asymmetric cryptography for authentication, symmetric encryption for confidentiality and authenticity of the message codes to preserve the integrity of messages.
•	Qualys – PayOnline regularly passes ASV-scan procedure (automated external security audit) in accordance with the requirements of international payment systems to companies with certified PCI DSS. Provider ASV-scanning service is the company Qualys. 50 companies from the Forbes Global 100 list uses Qualys to secure their business.

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

Our key partnerships and integrations in Russian Federation include:

•	Bank of Moscow	•	QIWI Bank
•	VTB 24	•	WebMoney
•	Round Bank	•	Absolutbank
•	Raiffesenbank	•	Yandex.Money
•	SDM Bank

Our key partnerships and integrations in CIS:

•	Kazkommertsbank
•	Kazkommertsbank Tajikistan
•	Kyrgyzkommertsbank
•	AGBank - Azerbaijan

Our key partnerships and integrations in Europe, Asia and United States include:

•	Latvijas Pasta Banka	•	Payvision
•	Rietumu Bank	•	Astropay
•	Wirecard Bank	•	Masapay
•	Skrill	•	PPRO
•	Authorize.net	•	Ingenico
•	Paysafe	•	Apple Pay

As an example of processing an electronic payment, the below diagram illustrates the participants involved in a payment transaction. There are four main participants, the Merchant, the Service Provider (PayOnline), the Partner Bank and the Data Processor (PayOnline). Merchants are primarily business owners that accept credit card payment in exchange for their merchandise and services.

Research and Development

We recognize the importance of having access to the leading technology in order to develop advanced products for our customers, independent sales agents, consumers and for our own internal use. To this end, development of our products is conducted in-house. We are maintaining three development centers and four development teams of IT architects, quality assurance professionals and software developers. We support mobile platforms including Apple® iOS, Android®, and Windows®. We also support server side software development for Java, ASP.NET, and PHP platforms. We also provide user experience (UX) and user interface (UI) engineering and system administration dedicated to financial services and value-added technology businesses.

Our IT development center is headquartered in North Miami Beach, Florida (U.S.), where we employ a Chief Technology Officer (“CTO”), IT Systems Administrator and POS products Testing & Development Engineer.

Our Moscow (Russia) IT development center employs two technical directors, managing Digital Provider and PayOnline platform development teams.

Our representative office in Yekaterinburg (Russia) employs two team leaders managing Sales Central and our value-added services development teams.

Our total IT employees totaled 47 at December 31, 2016.

Intellectual Property

We have several trademarks and service marks, which are important to our business. The following trademarks and service marks are the subject of trademark registrations and are used in our financial services business:

•	Net Element	•	Restoactive
•	Unified Payments	•	TOT
•	PayOnline	•	Digital Provider
•	Payonline.ru

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

Employees

Our total number of staff as of December 31, 2016 was 140 full-time employees. The staff in the United States is 26 employees. Additionally, in Russia we have 114 employees consisting of 15 employees at Digital Provider (mobile payments), 12 employees at Net Element Russia (Executives/Accounting), 68 employees at PayOnline (online payments) and 19 employees in Yekaterinburg (System Development).

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

Laws and Rules of the Russian Federation. The relationships between Digital Provider (formerly known as TOT Money) and telecommunications carriers in Russia are governed by the general rules of civil law for the provision of services (Chapter 39 of the Civil Code of the Russian Federation). In addition, because the “information and entertainment services” (content services) provided by Digital Provider are inextricably linked with the networks of telecommunications carriers, these services are subject to the requirements of the Rules of Mobile Communications Telephone Services Provision, approved by the Decree No. 328 of the Russian Federation Government dated December 9, 2014. These rules govern the relationship between a customer using mobile communication services and a telecommunications carrier in respect of mobile radio communications services, mobile radiotelephone services and/or mobile satellite radio services in the public network. Although Digital Provider is not a telecommunications carrier, many requirements of such Rules are present in Digital Provider’s contracts with telecommunications carriers, and such contracts impose responsibility and liability on Digital Provider for violations.

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

Business activities of PayOnline in Russian Federation are governed by the general rules of civil law (for example, Chapter 39 of the Civil Code of the Russian Federation) and by special laws, such as the Federal Law of June 27, 2011 N 161-FZ «On the National Payment System», Federal Law of 27.07. 2006 N 152-FZ "On Personal Data".

In the framework of the Federal Law of June 27, 2011, No. 161-FZ "On the National Payment System", PayOnline activities are regarded as the activities of the "operation center" (Article 17), which aims to ensure the exchange of electronic messages between billing participants in accordance with the rules of the payment system.

It should also be noted that in connection with the introduction of changes to the law that came into force on September 1, 2015, according to which all personal data of individuals - citizens of the Russian Federation, should be collected, processed and stored on the territory of the Russian Federation. PayOnline was forced to terminate long-term relations with the New York data center Stafford and transfer all servers to the territory of the Russian Federation.

Federal Law No. 152-FZ of July 27, 2006 "On Personal Data" as a whole regulates the activities of absolutely all organizations that process personal data of individuals. PayOnline, following the requirements of the law, registered as a personal data operator in Roskomnadzor under the number: 10-0104880.

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

Since our inception, we have incurred significant operating losses. We sustained a net loss of approximately $13.6 million for the year ended December 31, 2016 and an accumulated deficit of approximately $157 million at December 31, 2016. We had negative working capital of approximately $6.3 million at December 31, 2016. Our current assets at December 31, 2016 included $0.6 million in cash. $7.6 million of accounts receivable and $1.5 million in prepaid expenses. Our current liabilities included $13.0 million in accounts payable and accrued expenses, $1.4 million in deferred revenue, $0.8 million in current notes payable and $0.3 million in due to related parties. As of the filing date of this Report with the SEC, management expects that our cash flows from operations will not be sufficient to fund our current operations through 2017. We will require additional capital in order to continue our existing business operations and to fund our obligations. We currently believe that we will require an additional $4.8 million in financing to continue operations as currently conducted, continue our payment processing businesses and to pay for other currently anticipated capital expenditures over the next 12 months. We also are obligated to make a $1.8 million payment in May 2017 relating to our obligations under the PayOnline acquisition.

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

Financial services, payments, and technology industries in which we operate depend heavily upon the overall level of consumer, business, and government spending. A sustained deterioration in the general economic conditions (including distress in financial markets, turmoil in specific economies around the world, and additional government intervention), particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits. The current threats to global economic growth include geopolitical instability in Russia, Ukraine, the Middle East and other oil producing countries. Instability in these regions could affect economic conditions in Europe and the United States.

Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. Such trends may include, but are not limited to, the following:

•	Declining economies, foreign currency fluctuations, and the pace of economic recovery can change consumer spending behaviors on which a significant portion of our revenues are dependent.
•	Low levels of consumer and business confidence typically associated with recessionary environments, and those markets experiencing relatively high unemployment, may cause decreased spending by cardholders.
•	Budgetary concerns in the United States and other countries around the world could affect the United States and other specific sovereign credit ratings, impact consumer confidence and spending, and increase the risks of operating in those countries.
•	Emerging market economies tend to be more volatile than the more established markets we serve in the United States and Europe, and adverse economic trends may be more pronounced in such emerging markets.
•	Financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder defaults.
•	Uncertainty and volatility in the performance of our clients' businesses may make estimates of our revenues, rebates, incentives, and realization of prepaid assets less predictable.
•	Our clients may decrease spending for value-added services.
•	Government intervention, including the effect of laws, regulations, and /or government investments in our clients, may have potential negative effects on our business and our relationships with our clients or otherwise alter their strategic direction away from our products.

A weakening in the economy could also force some retailers to close, resulting in exposure to potential credit losses and declines in transactions, and reduced earnings on transactions due to a potential shift to large discount merchants. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Changes in economic conditions could adversely impact our future revenues and profits and result in a downgrade of our corporate capacity to borrow, which may lead to termination or modification of certain contracts and make it more difficult for us to obtain new business. Any of these developments could have a material adverse impact on our overall business and results of operations.

Our ability to anticipate and respond to changing industry trends and the needs and preferences of our clients and consumers may affect our competitiveness or demand for our products, which may adversely affect our operating results.

Financial services, payments, and technology industries are subject to rapid technological advancements, new products and services, including mobile payment applications, evolving competitive landscape, developing industry standards, and changing client and consumer needs and preferences. We expect that new services and technologies applicable to the financial services, payments, and technology industries will continue to emerge. These changes in technology may limit the competitiveness of and demand for our services. Also, our clients and their customers continue to adopt new technology for business and personal uses. We must anticipate and respond to these changes in order to remain competitive within our relative markets. For example, our ability to provide innovative POS technologies to our merchant clients could have an impact on our North America Transaction Solutions segment.

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

The market for our electronic commerce services is evolving and may not continue to develop or grow rapidly enough for us to develop and increase our profitability.

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

We rely on agreements with several large payment processing organizations to enable us to provide card authorization, data capture, settlement and merchant accounting services and access to various reporting tools for the merchants we serve. We also outsource other services including reorganizing and accumulating daily transaction data on a merchant-by-merchant and card issuer-by-card issuer basis and forwarding the accumulated data to the relevant bankcard associations. Many of these organizations and service providers are our competitors, and we do not have long-term contracts with most of them. Typically, our contracts with these third parties are for one-year and are subject to cancellation upon limited notice by either party. The termination by our service providers of their arrangements with us or their failure to perform their services efficiently and effectively may adversely affect our relationships with the merchants whose accounts we serve and may cause those merchants to terminate their processing agreements with us.

We rely on bank sponsors, which have substantial discretion with respect to certain elements of our business practices, in order to process bankcard transactions. If these sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

Because we are not a bank, we are unable to belong to and directly access the Visa and MasterCard bankcard associations. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship from banks that are members of the card associations. The principal sponsoring bank through which we process the significant majority of our transactions is BMO Harris Bank. If our sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

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

If PayOnline fails to maintain its key partnerships with banks, financial institutions or payment processors, our financial results could be adversely affected.

PayOnline’s business relies on partnering with different banks, financial institutions and payment processors to expand globally in order to enable it to provide international payment processing. To the extent PayOnline fails to maintain key partnerships with such banks, financial institutions or payment processors, our financial results could be adversely affected. Such failure to maintain partnerships may be due to mergers and/or consolidations of banks, financial institutions and payment processors, which may result in potential changes in their business processes that could negatively affect PayOnline operations, in particular in emerging markets, such as Kazakhstan.

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

To acquire and retain merchant accounts, we depend on independent non-bank sales groups that do not serve us exclusively.

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

New and potential governmental regulations designed to protect or limit access to consumer information could adversely affect our ability to provide, or impair the value of, the services we currently provide to our merchants.

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

We are subject to foreign laws and regulations, which are subject to change and uncertain interpretation.

We are subject to foreign laws and regulations that affect the electronic payments industry in each of the foreign countries in which we operate. Some of these countries, such as the Russian Federation, have undergone significant political, economic and social change in recent years. In these countries, there is a greater risk of new, unforeseen changes that could result from, among other things, instability or changes in a country’s or region’s economic conditions; changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise; increased difficulty of conducting business in a country or region due to actual or potential political or military conflict; or action by the European Union, the United States or other governments that may restrict our ability to transact business in a foreign country or with certain foreign individuals or entities, such as sanctions by or against the Russian Federation.

Proposed foreign legislation and regulations could also affect our business. For example, the Russian Federal Tax Service is interested in all betting sites that render services to Russian citizens and wants to have these sites operate their business within the Russian Federation. Some believe that Russian regulators will lobby for a ban on payments for betting sites operating outside of Russia. If such a bill is adopted, then betting sites not registered in Russia could be limited in their ability to process payments, which could harm our customers and adversely affect our payment processing business.

Our management has identified continued material weaknesses in our controls and procedures as of December 31, 2016, which, if not properly remedied, could result in material misstatements in our financial statements.

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to the material weaknesses in our internal control over financial reporting as discussed in “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 9A of this Report. Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company, particularly in light of our recent acquisitions and the continued integration of these businesses. We will continue to address deficiencies as resources permit.

Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences, and we may not achieve the anticipated benefits of the acquisitions.

We have built our current business primarily through acquisitions of intellectual property and other assets in connection with acquiring businesses, such as Unified Payments, Aptito and PayOnline, and we intend to selectively pursue strategic acquisitions in the future. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future or even past acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of significant amounts of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could negatively affect our financial condition.

We are dependent upon certain key relationships. If any of our key relationships were to deteriorate, our business prospects, financial condition and results of operations could be materially adversely affected.

Our success, particularly the success of our payment processing business, is dependent, in part, upon industry relationships of our Chief Executive Officer, Oleg Firer. If we were to lose the services of Mr. Firer, or if the industry relationships of Mr. Firer on which we rely were to deteriorate, our business prospects, financial condition and results of operations could be materially adversely affected. To our knowledge, Mr. Firer currently has no plans to retire or leave us in the near future, and we are not aware of any material adverse developments in his industry relationships. We do not have “key person” insurance on the life of Mr. Firer or any other member of our management team.

If we fail to adequately protect or enforce our intellectual property rights, competitors may create and market products and services similar to ours. In addition, we may be subject to intellectual property litigation and infringement claims by third parties.

Our ability to compete effectively is dependent in part upon the proprietary nature of our technologies and software platforms. We generally rely on a combination of trade secret, copyright, trademark and patent law to protect our proprietary rights in our intellectual properties. Although we attempt to protect our proprietary technologies through trade secrets, trademarks, patents and license and other agreements, these may be insufficient. In addition, if we license our software in non-U.S. countries, because of differences in foreign laws concerning proprietary rights, our intellectual properties may not receive the same degree of protection in non-U.S. countries as they would in the United States. We may not always be able to successfully protect or enforce our proprietary information and assets against competitors, which may materially adversely affect our business prospects, financial condition and results of operations. In addition, there can be no assurance that our competitors will not independently utilize existing technologies to develop products that are substantially equivalent or superior to ours, which also could materially adversely affect our business prospects, financial condition and results of operations.

Although we do not believe that our intellectual properties infringe the rights of others, and while to date we have not been subject to such claims, we may be exposed to, or threatened with, future litigation by other parties alleging that our technologies infringe their intellectual property rights. Any intellectual property claims, regardless of their merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination in any intellectual property claim could require us to pay damages and/or stop using our technologies and other material found to be in violation of another party’s rights and could prevent us from licensing our technologies to others. In order to avoid these restrictions, we may have to seek a license. Such a license may not be available on reasonable terms, could require us to pay significant license fees and may significantly increase our operating expenses. A license also may not be available to us at all. As a result, we may be required to use and/or develop non-infringing alternatives, which could require significant effort and expense. If we cannot obtain a license or develop alternatives for any infringing aspects of our business, we may be forced to limit our technologies and may be unable to compete effectively. Any of these adverse consequences could have a material adverse effect on our business prospects, financial condition and results of operations.

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

We earn revenues and interest income, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2016, we used one functional currency - the Russian ruble - in addition to the U.S. dollar, and derived more than 22% of our total net revenues from operations outside the United States in Russia and CIS. Operations were ceased in the Ukraine in February 2015 and we have no further exposure to the Ukraine hryvnia after that date. As of December 31, 2016, the foreign exchange rate for the Russian Ruble has improved by approximately 20% as compared to the Daily rate at December 31, 2015. Because our consolidated financial statements are presented in U.S. dollars, we must translate net revenues, interest income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect the amounts of our net revenues, interest income, operating expenses and the value of balance sheet items, including intercompany assets and obligations. Because we have operations in Russia, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Russian ruble, which exchange rates have fluctuated significantly in recent months as a result, in part, of the continuing instability in Ukraine and Syria as well as continued sanctions against Russia. Fluctuations in foreign currency exchange rates, particularly the U.S. dollar against the Russian ruble, may materially adversely affect our financial results.

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

We are involved in various litigation matters. We may, from time to time, also be involved in or be the subject of governmental or regulatory agency inquiries or investigations. If we are unsuccessful in our defense in the litigation matters, or any other legal proceeding, we may be forced to pay damages or fines and/or change our business practices, any of which could have a material adverse effect on our business, financial condition and results of operations. For more information about our legal proceedings, see “Legal Proceedings” in Part I, Item 3 of this Report.

Our merchants may be unable to satisfy obligations for which we may also be liable.

We are subject to the risk of our merchants being unable to satisfy obligations for which we may also be liable. For example, we and our merchant acquiring alliances may be subject to contingent liability for transactions originally acquired by us that are disputed by the cardholder and charged back to the merchants. If we or the alliance is unable to collect this amount from the merchant because of the merchant’s insolvency or other reasons, we or the alliance will bear the loss for the amount of the refund paid to the cardholder. We have an active program to manage our credit risk and often mitigate our risk by obtaining collateral. It is possible, however, that a default on such obligations by one or more of our merchants could have a material adverse effect on our business.

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

Risks Related to Our Common Stock

Kenges Rakishev, the Chairman of our Board of Directors, owns a large portion of the Company’s common stock. Future sales or distributions of the Company’s common stock in the public market by the Company or Mr. Rakishev could adversely affect the trading price of the Company’s common stock.

At March 30, 2017, Kenges Rakishev, the Chairman of our Board of Directors, beneficially owned approximately 18% of the Company’s common stock. Sales or distributions of a substantial number of shares of the Company’s common stock by Mr. Rakishev in the public market, or the perception that these sales or distributions might occur, may cause the market price of the Company’s common stock to decline.

In addition, we may sell equity securities in the future to obtain funds for general corporate, working capital, acquisitions or other purposes. We may sell these securities at a discount to the then market price. Any future sales of equity securities will dilute the holdings of existing stockholders, possibly reducing the value of their investment.

The market price and trading volume of our common stock may be volatile, which could result in rapid and substantial losses for our stockholders.

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Many factors could cause the market price of our common stock to rise and fall, including the following:

•	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;

•	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;

•	results of operations that are below our announced guidance or below securities analysts’ or consensus estimates or expectations;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or our incurrence of additional debt;

•	investors’ general perception of us and our industry;

•	changes in general economic and market conditions;

•	changes in industry conditions; and

•	changes in regulatory and other dynamics.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if successfully defended, could be costly to defend and a distraction to management.

Our Common Stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity.

We are required to continually meet the listing requirements of The NASDAQ Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The NASDAQ Capital Market. On November 14, 2016, the bid price of our common stock fell below $1.00 and stayed below $1.00 for 30 consecutive business days. On December 28, 2016, we received a letter from NASDAQ providing us 180 days (until June 26, 2017) to regain compliance. To regain compliance, our stock closing bid price must remain above $1.00 for 10 consecutive trading days. If we do not regain compliance with the minimum closing bid price requirement, the NASDAQ Capital Market will provide written notice that our securities are subject to delisting. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We cannot provide any assurance that our stock price will recover within the permitted grace period.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

On May 10, 2013, we entered into a lease agreement, which is dated as of May 1, 2013, for approximately 4,716 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016.

On September 12, 2016, this lease was extended for a period of five years commencing January 1, 2017 and expiring December 31, 2021 with monthly base rent increasing each year from 20,421 per month beginning January 1, 2017 ($245,046 per year) to 24,821 per month beginning January 1, 2021 ($297,855 per year). The extension has an early termination provision that allows us to cancel the lease with no cancellation fee if we enter into a new lease agreement with Canal Park Office, LLC. We are currently negotiating with Canal Park Office, LLC for larger space.

NetLabs Systems, LLC, through its Russian representative office, currently leases 1,654 square feet of office space in Yekaterinburg, Russia, where it conducts certain services and sales central CRM development activities, at annual rent of approximately $24,300.  The current lease term expires on June 1, 2017.

PayOnline Systems leases approximately 5,090 square feet of office space in Moscow, Russia at an annual rent of $141,867. The current lease term for the office space expires on July 15, 2017. PayOnline leases approximately 276 square feet of office space in Ekaterinburg, Russia at annual rent of $3,328. As a second regional office, PayOnline leases approximately 155 square feet of office space in Almaty, Russia at annual rent of $1,340. The leases are automatically renewable.

Net Element Russia leases approximately 2,033 square feet of office space in Moscow, Russia at annual rent of $73,960, as well as one corporate apartment at annual rent of $22,600. The current lease term for the office space expires on January 31, 2018 and we expect to renew this lease at that time. The current lease term for the corporate apartment expires on August 16, 2017.

We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or, if necessary, to locate substitute facilities on acceptable terms.

Item 3.  Legal Proceedings.

Litigation

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 125,000 shares of stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of Net Element, Inc. stock. There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares. To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the defendants to litigate amongst themselves as to how the shares should be distributed. Aptito.com, Inc. opposes the motion to interplead and has filed counterclaims relative to Aptito, LLC non-delivery of the 125,000 shares.  On February 10, 2017, the Court held a hearing on Aptito.com, Inc.’s motion to dismiss the complaint and Aptito, LLC and Net Element’s motion to dismiss Aptito.com, Inc.’s counterclaims.  The Court denied Aptito.com, Inc.’s motion to dismiss and granted Aptito, LLC and Net Element’s motion to dismiss the counterclaims without prejudice.  The Court also indicated that it will soon hold a hearing on the motion to interplead.  If the motion to interplead is granted, it will be up to the defendants to litigate as to the proper distribution of shares and Aptito, LLC should be discharged from any purported liability.    On March 21, 2017, Aptito.com, Inc. filed several counterclaims against Aptito, LLC and us, which we are disputing and will defend.

Gene Zell

In June 2014, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell for defamation of our Company and CEO and tortious interference with our business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. Zell violated the Court Order and the Court granted a Motion imposing sanctions against Zell. We continue to seek enforcement of the Court Order. On April 13, 2015, Zell filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court, on August 26, 2015, dismissed Zell’s Motion to dissolve the injunction and the injunction order prohibiting Zell from making further defamatory posts remains in place.  We intend to protect our rights by ongoing enforcement of the Injunction.

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

	Fiscal 2016		Fiscal 2015
Quarter Ended	High	Low	High	Low
March 31,	$4.50	$1.50	$1.43	$1.03
June 30,	4.60	1.71	1.30	0.38
September 30,	2.55	1.03	0.63	0.12
December 31,	1.38	0.70	0.43	0.05

Holders

As of December 31, 2016, our common stock was held by approximately 348 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report is hereby incorporated by reference into this Item 5 of Part II of this Report.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this Report and the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of this Report.

Overview

Net Element is a global financial technology and value-added solutions group that supports companies in accepting electronic payments in an omni-channel environment that spans across point-of-sale (“POS”), e-commerce and mobile devices. We operate in three reportable business operating segments: (i) North America Transaction Solutions, (ii) Mobile Solutions, and (iii) Online Solutions. For additional information about our business segments, see “Business Segments” under Part I, Item 1 of this Report.

We enable merchants of all sizes to accept and process over 100 different payment options in more than 40 currencies, including credit, debit and prepaid payments. We also provide merchants with value-added services and technologies including integrated payment technologies, POS solutions, security solutions, fraud management, information solutions and analytical tools.

Total transactions processed during 2016 were 187 million compared to 161 million for 2015. The increase in transactions processed came primarily from our North America Transactions Solutions segment, which saw a 70% increase from 51.5 million in 2015 to 87.5 million transactions in 2016. Our Online Solutions segment experienced a 36% increase from 19.5 million in 2015 to 26.5 million transactions in 2016, while our Mobile Solutions segment processed 73.3 million in 2016 compared to 90 million transactions in 2015, which represented a 19% decrease. Growth in the North America Transactions Solutions and Online Solutions segments was organic.

Total transaction dollars processed during 2016 was $2.45 billion compared to $1.75 billion for 2015. The increase in transaction dollars processed came primarily from our North America Transactions Solutions segment, which saw a 60% increase from $1.0 billion in 2015 to $1.6 billion processed in 2016. Our Online Solutions segment experienced a 24% increase from $333 million in 2015 to $412 million processed in 2016, while our Mobile Solutions processed $36 million in transactions for 2016 compared to $90 million in 2015, which represented a 60% decrease. Growth in the North America Transactions Solutions and Online Solutions segments was organic.

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

Revenue. We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists; (2) performance of services has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. We consider persuasive evidence of a merchant processing sales arrangement to be the receipt of a billable transaction from aggregators or a signed contract.

Revenue for access to branded content is recognized monthly as the mobile subscribers purchase access to content. Service fee revenue from the Aptito SaaS fees is recognized when billed unless collectability is considered an issue.

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

Reserve for Loan Losses. We monitor all accounts receivable, notes receivable and transactions with mobile operators and aggregators on a quarterly basis to ensure collectability and the adequacy of loss provisions. Considerations include payment history, business volume history, financial statements of borrower, projections of borrower and other standard credit review documentation. Management uses its best judgment to adequately reserve for future losses after all available information is reviewed. During 2016 and 2015, Digital Provider recovered approximately $0.1 million of advances previously reserved.

During 2016 and 2015, we recognized $1,274,671 and $754,162 for net ACH rejects that occurred in the normal course of business.

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

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

We reported a net loss attributable to common stockholders of $13,487,537 or ($1.03) per share for the year ended December 31, 2016 as compared to a net loss of $14,838,704 or ($2.32) per share for the year ended December 31, 2015. Our net loss from operations for the years ended December 31, 2016 and 2015 primarily resulted from our non-cash compensation, depreciation and amortization, and general and administrative expenses, as discussed further below.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the years ended December 31, 2016 and 2015.

Gross Margin Analysis

	Twelve		Twelve
	Months Ended		Months Ended		Increase /
Source of Revenues	December 31, 2016	Mix	December 31, 2015	Mix	(Decrease)

North American Transaction Solutions	$42,130,901	78%	$27,388,598	68%	$14,742,303
Mobile Solutions	5,933,281	11%	9,043,705	22%	(3,110,424)
Online Solutions	6,222,677	11%	3,803,059	10%	2,419,618
Total	$54,286,859	100%	$40,235,362	100%	$14,051,497

	Twelve		Twelve
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	December 31, 2016	revenues	December 31, 2015	revenues	(Decrease)

North American Transaction Solutions	$36,342,465	86%	$23,497,808	86%	$12,844,657
Mobile Solutions	5,287,960	89%	8,124,763	90%	(2,836,803)
Online Solutions	4,077,816	66%	2,354,644	62%	1,723,172
Total	$45,708,241	84%	$33,977,215	84%	$11,731,026

	Twelve		Twelve
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	December 31, 2016	revenues	December 31, 2015	revenues	(Decrease)

North American Transaction Solutions	$5,788,436	14%	$3,890,790	14%	$1,897,646
Mobile Solutions	645,321	11%	918,942	10%	(273,621)
Online Solutions	2,144,861	34%	1,448,415	38%	696,446
Total	$8,578,618	16%	$6,258,147	16%	$2,320,471

Net revenues consist primarily of service fees from transaction processing. Net revenues were $54,286,859 for the year ended December 31, 2016 as compared to $40,235,362 for the year ended December 31, 2015. The increase in net revenues is primarily due to organic growth of merchants in our North America Transaction Solutions segment. This was partially offset by a $3,110,424 decrease primarily from our Mobile Solutions branded content. We acquired and began consolidating revenues from our Online Solutions segment, consisting of PayOnline, which was acquired in May of 2015. Additionally, we began generating revenues for branded content in our Mobile Solutions segment during the quarter ending September 30, 2015. Branded content revenues are presented gross versus net fees recorded for all other business. Branded content amounted to $5,502,004 and $9,030,491 for the twelve months ended December 31, 2016 and 2015 respectively. The Mobile Solutions non-branded content was $431,277 and $13,214 for the twelve months ended December 31, 2016 and 2015 respectively and reported in service fees.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the twelve months ended December 31, 2016 were $45,708,241 as compared to $33,977,215 for the twelve months ended December 31, 2015. The year over year increase in cost of revenues of $11,731,026 was because of a $12,844,657 increase, directly due to continued increased North America Transaction Solutions volume. There was also a $1,723,172 increase in cost of revenues resulting from Online Solutions segment (PayOnline) operations (acquired May 20, 2015). This was offset by a $2,836,803 decrease in Mobile Solutions costs of revenues. Cost of revenues for Mobile Solutions branded content costs amounted to $5,187,005 and $8,119,117 for the twelve months ended December 31, 2016 and 2015 respectively. The Mobile Solutions non-branded content costs were $100,955 and $5,646 for the twelve months ended December 31, 2016 and 2015, respectively and reported in cost of service fees.

Gross Margin for the twelve months ended December 31, 2016 was $8,578,618, or 16% of net revenue, as compared to $6,258,147, or 16% of net revenue, for the twelve months ended December 31, 2015. The primary reasons margin percentages stayed the same was an increase in net revenue from our North American Transaction Solutions and Online Solutions segments. This was offset by a $273,621 decrease in Mobile Solutions net revenues. Mobile Solutions branded content gross margin amounted to $314,999 (6%) and $911,374 (10%) for the twelve months ended December 31, 2016 and 2015 respectively. The Mobile Solutions non-branded content gross margins were $330,322 (77%) and $7,568 (58%) for the twelve months ended December 31, 2016 and 2015 respectively.

Total operating expenses were $17,416,066 for the year ended December 31, 2016, as compared to total operating expenses of $16,779,514 for the year ended December 31, 2015. Total operating expenses for the year ended December 31, 2016 consisted of general and administrative expenses of, $8,797,883, non-cash compensation of $3,463,435, a bad debt provision of $1,688,237 and depreciation and amortization of $3,466,511. For the year ended December 31, 2015, operating expenses consisted of general and administrative expenses of $9,310,477, non-cash compensation of $4,306,304, a bad debt provision of $649,571, and depreciation and amortization of $2,513,162.

The components of our general and administrative expenses are discussed below.

General and administrative expenses for the years ended December 31, 2016 and 2015 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss, including non-cash compensation expense, salaries and benefits, professional fees, rent, filing fees and other expenses required to run our business, as follows:

Twelve months ended December 31, 2016

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,302,547	$450,306	$637,181	$2,012,655	$4,402,689
Professional fees	542,681	10,835	888,174	1,273,150	2,714,840
Rent	-	3,996	140,789	421,548	566,333
Business development	36,923	4,966	123,046	13,354	178,289
Travel expense	191,848	11,435	23,606	119,904	346,793
Filing fees	-	-	-	82,560	82,560
Transaction (gains) losses	49	(408,425)	44,738	(376,906)	(740,544)
Other expenses	529,281	(52,189)	145,854	623,977	1,246,924
Total	$2,603,329	$20,924	$2,003,388	$4,170,242	$8,797,883

Twelve months ended December 31, 2015

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$904,447	$405,910	$332,961	$2,172,923	$3,816,241
Professional fees	465,680	12,326	789,197	2,296,682	3,563,885
Rent	3,438	3,439	74,945	393,986	475,808
Business development	31,661	780	77,074	-	109,515
Travel expense	170,578	23,806	24,844	102,928	322,156
Filing fees	-	-	-	100,001	100,001
Transaction (gains) losses	-	68,713	(69,480)	(76,327)	(77,094)
Other expenses	507,002	523,451	46,231	(76,719)	999,965
Total	$2,082,806	$1,038,425	$1,275,772	$4,913,474	$9,310,477

Salaries, benefits, taxes and contractor payments were $4,402,689 for the year ended December 31, 2016 as compared to $3,816,241 for the year ended December 31, 2015, representing an increase of $586,448 as follows:

Segment	Salaries and benefits for the twelve months ended December 31, 2016	Salaries and benefits for the twelve months ended December 31, 2015	Increase / (Decrease)
North America Transaction Solutions	$1,302,547	$904,447	$398,100
Mobile Solutions	450,306	405,910	44,396
Online Solutions	637,181	332,961	304,220
Corporate Expenses & Eliminations	2,012,655	2,172,923	(160,268)
Total	$4,402,689	$3,816,241	$586,448

The increase in salaries of $586,448 was due primarily to the increase of corporate salaries of $398,100 due to an increase in North America Transactions Solutions’ headcount and sales incentives given to our key segment managers. Also, $304,220 of our Online Solutions segment salaries increased due to the May 20, 2015 acquisition and consolidation of PayOnline expenses were for a partial year in 2015.

Professional fees were $2,714,840 for the year ended December 31, 2016 as compared to $3,563,885 for the year ended December 31, 2015, representing a decrease of $849,045 as follows:

Twelve months ended December 31, 2016

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$43,257	$274	$4,403	$194,814	$242,748
SEC Compliance Legal Fees	120,000	-	-	55,000	175,000
Accounting and Auditing	-	-	578	420,686	421,264
Tax Compliance and Planning	-	-	-	44,200	44,200
Consulting	379,424	10,561	883,193	558,450	1,831,628
Total	$542,681	$10,835	$888,174	$1,273,150	$2,714,840

Twelve months ended December 31, 2015

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$62,163	$1,732	$10,533	$557,355	$631,783
SEC Compliance Legal Fees	77,304	-	-	118,695	195,999
Accounting and Auditing	850	7,899	76,949	542,355	628,053
Tax Compliance and Planning	-	-	-	38,425	38,425
Consulting	325,363	2,697	701,714	1,039,851	2,069,625
Total	$465,680	$12,328	$789,196	$2,296,681	$3,563,885

Variance

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(18,906)	$(1,458)	$(6,130)	$(362,541)	$(389,035)
SEC Compliance Legal Fees	42,696	-	-	(63,695)	(20,999)
Accounting and Auditing	(850)	(7,899)	(76,371)	(121,669)	(206,789)
Tax Compliance and Planning	-	-	-	5,775	5,775
Consulting	54,061	7,864	181,479	(481,401)	(237,997)
Total	$77,001	$(1,493)	$98,978	$(1,023,531)	$(849,045)

The most significant decreases in professional fees were attributable to general legal of $389,035, accounting/auditing fees of $206,789 and consulting services of $237,997. The primary reason for a $389,035 decrease in general legal expenses was due to less litigation activity in our corporate expenses during the year ended December 31, 2016 versus the year ended December 31, 2015. Corporate accounting fees decreased $121,669, due to PayOnline’s acquisition which required additional accounting costs in 2015 related to its valuation and separate financial statement audit prior to purchase. Online Solutions’ accounting fees also decreased $76,371 during 2016 because the PayOnline required increased accounting costs for its purchase in May 20, 2015 to prepare for its annual audit and to provide accurate financials for its valuation. Consulting fees decreased $237,997 primarily resulting from a corporate decrease of $481,401. This decrease occurred because of a transition of consultants into permanent positions as well as decreased investor relations costs and valuation fees. This was primarily offset by Online Solutions consulting costs which increased $181,479 as result of PayOnline’s being consolidated for a full year in 2016 versus 2015’s consolidation being effective May 20, 2015.

Transaction gains and losses represent changes in exchange rates between our functional currency and the foreign currency in which the transaction is denominated.

Other general and administrative expenses were $1,246,924 for the year ended December 31, 2016 as compared to $999,965 for the year ended December 31, 2015, representing an increase of $246,959. The differences consisted primarily of an $83,131 increase in office expenses, $64,805 increase in communications, a $42,409 increase in insurance, and a $31,921 increase in taxes. The increase in office expenses was attributed to North America Transaction Solutions ($44,294) and Online Solutions ($41,297). The increase to communications was primarily due to Online Solutions ($65,555), and corporate expenses ($41,502), offset by a decrease in North America Transaction Solutions ($20,573) and a decrease in Mobile Solutions ($21,678). The increase in insurance was due to our corporate, primarily as a result of our Directors and Officers policy. The increase in taxes was primarily due to an increase in corporate ($206,157), which primarily due to an $180,000 franchise tax for the State of Delaware, offset by a $166,926 decrease in Mobile Solutions taxes.

Non-cash compensation expense was $3,463,435 for the year ended December 31, 2016 as compared to 4,306,304 for the year ended December 31, 2015. A summary of 2016 and 2015 non-cash compensation activity was as follows:

2016 Non-Cash Compensation Activity
$ Amount

Board of directors & employee stock and options	$3,184,608
Options provided for financing	78,827
Stock issued in legal settlement	200,000
Total for 2016	$3,463,435

2015 Non-Cash Compensation Activity
$ Amount

Board of directors & employee stock and options	$3,402,082
Options provided for financing	904,222
Total for 2015	$4,306,304

We recorded a provision for bad debt in the amount of $1,688,237 for the year ended December 31, 2016, compared to provision for bad debts of $649,571 for the year ended December 31, 2015. For the twelve months ended December 31, 2016 we recorded a loss provision which was primarily comprised of $1,274,671 in net ACH rejects, attributable to the normal course of our North America Transaction Solutions segment, and a $413,565 loss, which was primarily to reserve for potential accounts receivable losses from our Mobile Solutions business. For the twelve months ended December 31, 2015 we recorded a loss provision which was primarily comprised of $754,162 in ACH rejects, attributable to the normal course of our North America Transaction Solutions segment, offset by $100,868 bad debt recovery from our Mobile Solutions segment.

During the years ended December 31, 2016 and 2015, we did not recognize any goodwill impairment.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios, trademarks and domain names plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses and employee non-compete agreements.

Depreciation and amortization expense was $3,466,511 for the year ended December 31, 2016 as compared to $2,513,162 for the year ended December 31, 2015. The primary reason for the $953,349 increase is an $834,395 increase attributed to Online Solutions segment, primarily because we took a full year’s depreciation as we purchased PayOnline in May 2015. In addition, we had a $313,191 increase in North American Transaction Solutions due to increased customer acquisition costs, offset by $138,621 decrease because many of our merchant portfolios became fully amortized in 2015.

Interest expense was $1,463,833 for the year ended December 31, 2016 as compared to $3,575,698 for the year ended December 31, 2015, representing a decrease of $2,111,865 as follows:

Funding Source	Twelve months ended December 31, 2016	Twelve months ended December 31, 2015	Increase / (Decrease)
Convertible Notes Payable	$-	$3,027,354	$(3,027,354)
MBF Notes	61,325	-	61,325
RBL Notes	1,282,439	513,994	768,445
Other	120,069	34,350	85,719
Total	$1,463,833	$3,575,698	$(2,111,865)

Interest for 2016 was primarily attributed to RBL Notes. Of the $1,282,439 in interest attributable to the RBL Notes, $789,357 was attributed to discounts on common stock provided in exchange for debt, as compared the market value on the day of issuance. In addition, $40,479 resulted from the amortization of related loan costs and $452,609 resulted from the payment of interest on the notes. Other interest consisted primarily of $125,887 due to a third party as a result of delayed payment installments on the PayOnline stock price guarantee obligation, offset by interest earned by our Mobile Solutions segment.

Interest for 2015 was primarily attributed to corporate of which $3,027,354 was due to the accretion of interest on the debt discounts attributed to the Convertible notes payable that were extinguished during the fourth quarter of 2015. Additionally, $513,994 was for our RBL Notes.

During 2016, we recorded a $3,722,142 loss from stock value guarantee and other charges from PayOnline acquisition, related to Online Solutions segment. This loss includes a stock price guarantee charge in the amount of $2,288,667, due to a make-whole provision arising from a decrease in the stock value purchase consideration paid and a reserve for merchant liabilities assumed in the amount of $1,433,475 pursuant to an amendment to the PayOnline acquisition agreement. Included in other income was a gain of $450,000, from the transfer and settlement of merchant reserves.

During 2015, we recorded a loss on the change in fair value on the beneficial conversion derivative related to convertible preferred stock and the related note payable in the amount of $26,932,496. During the fourth quarter, we extinguished the note payable and convertible preferred stock and recognized a $27,743,980 gain on these extinguishments which were attributable to our corporate expenses.

There was no intangible asset impairment during 2016 and 2015.

The net income attributable to non-controlling interests amounted to $128,539 and $74,314 for 2016 and 2015, respectively. The income was attributed to our North America Transaction Solutions segment represents 10% non-controlling interest in Aptito. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to minority equity owners.

Since our inception, we have incurred significant operating losses. We incurred net losses totaling $13.6 million and $13.3 million for the years ended December 31, 2016 and 2015, respectively. We had a working capital deficit of approximately $6.3 million and an accumulated deficit of $157 million at December 31, 2016. These conditions raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the year ended December 31, 2016 contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See also “Liquidity and Capital Resources” below.

Liquidity and Capital Resources

Our total assets at December 31, 2016 were $23.3 million compared to $22.9 million at December 31, 2015. The year over year change in total assets is primarily attributable to the $0.9 million increase in our North America Transaction Solutions receivables, and a $0.4 million increase in mobile services receivables, partially offset by a decrease in our intangibles of $1.3 million primarily from amortization through the year ended December 31, 2016 compared to the year ended December 31, 2015.

At December 31, 2016, we had total current assets of $9.2 million including $0.6 million of cash, $7.1 million of accounts receivable, and $1.5 million of prepaid expenses and other assets. At December 31, 2015, we had total current assets of $7.3 million including $1.0 million of cash, $5.2 million of accounts receivable, and $1.1 million of prepaid expenses and other assets.

As of the filing date of this Report with the SEC, management expects that our cash flows from operations will not be sufficient to fund our current operations through 2017. We will require additional capital in order to continue our existing business operations and to fund our obligations.

We currently believe that we will require an additional $4.8 million to finance our continuing operations over the next 12 months. We also are obligated to make a $1.8 million payment in May 2017 relating to our obligations under the PayOnline acquisition. We may raise additional funds through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Operating activities used $3.3 million of cash for the twelve months ended December 31, 2016 as compared to using $1.7 million of cash for the twelve months ended December 31, 2015. Negative operating cash flow for the twelve months ended December 31, 2016 was primarily due to a $13.5 million loss, adjusted for non-cash expenses and working capital items.

Investing activities used $1.5 million of cash for the year ended December 31, 2016 as compared to using $4.4 million of cash for the year ended December 31, 2015. The decrease in cash used by investing activities for the year ended December 31, 2016 was primarily attributable to the $3.2 million of cash to purchase PayOnline in 2015, partially offset by a $0.4 million increase in portfolio and client acquisition costs in our North America Transaction Solutions segment during 2016.

For the year ended December 31, 2016, financing activities provided cash of $4.4 million, primarily from $3.2 million from proceeds from indebtedness during the year ending December 31, 2016, $0.3 million in cash paid for stock and warrants and $1 million from related party advances from our CEO and board member.

For the year ended December 31, 2015, financing activities provided $6.5 million dollars, primarily from $5.5 million in the issuance of preferred stock, later converted to common stock during the year ending December 31, 2015, $0.7 million from proceeds from issuance of notes payable to RBL and $0.3 million in related party loans from our CEO.

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the RBL Loan Agreement, we may borrow up to $10,000,000 from RBL during the period of 18 months from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. Borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. At December 31, 2016 and 2015 we had $10,955,944 and $6,035,000 available on our RBL credit line. On May 2, 2016, we renewed our credit facility with RBL, increasing the facility from $10 million to $15 million, and extended the term through February 2018.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede CG III, Ltd (“Crede”), an entity that purchased a portion our previously issued notes held by RBL. Pursuit to the Master Exchange Agreement, we have the right to direct Crede to exchange up to $3,965,000 of the RBL promissory notes acquired for shares of our common stock.

Effective December 20, 2016, we entered into a $4,044,055 term note with RBL. This note effectively refinanced certain previously issued RBL notes. The term note provides for interest-only payments at 14.15% through May 20, 2017 in the amount of $47,686. From June 20, 2021 through May 20, 2021, we are obligated to make monthly interest and principal payments of $110,814. The promissory note also provides for a $20,000 front end refinancing fee, due upon the execution of the loan and a $104,600 back end fee due at the final payment on May 20, 2021.

Effective March 28, 2016, we entered into a $75,000 term loan note with MBF Merchant Capital, LLC (“MBF”). The loan provides for interest-only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we are obligated to make monthly interest and principal payments of $7,990. The loan also provides for a 6% back end fee due at the final payment of the loan. As of December 31, 2016, the balance of the note was $23,420.

Effective April 19, 2016, we entered into a $300,000 promissory loan note with MBF. The loan provides for interest-only payments at 15.5% through May 28, 2016. From June 28, 2016 through May 28, 2018, we are obligated to make monthly interest and principal payments of $14,617. The loan also provides for a 6% back end fee due at the final payment of the loan. As of December 31, 2016, the balance of the note was $221,826.

Effective July 1, 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 promissory loan note with MBF. The loan provides for interest-only payments at 15.5% through June 28, 2016. From July 28, 2016 through June 28, 2018, we are obligated to make monthly interest and principal payments of $17,224. The loan also provides for a 1% front end fee and a 6.6% back end fee due at the final payment of the loan. As of December 31, 2016, the remaining balance of the note was $275,056.

Off-balance sheet arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the effects that the adoption of ASU 2014-9 will have on our consolidated financial statements, and do not expect a material impact on our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. We adopted this ASU, which had no impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects that the adoption of ASU 2016-02 will have on our consolidated financial statements, and expect an increase in Assets and Liabilities associated with the recognition of right-of-use office leases.

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. We currently are preparing analyses, across all business lines and customers, to determine the effect of the new revenue recognition standard.  While our study is not yet complete, we believe that a portion of our revenue recognized for branded content in our Mobile Solutions business segment may no longer meet the conditions for gross reporting upon adoption of this ASU in 2018.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firm set forth on pages F-2 through F-31 are filed as part of this Report and incorporated herein by reference.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016.

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

Control Environment:

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of December 31, 2016. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	We do not have sufficient personnel or financial resources to provide adequate risk assessment functions.

■	Changing Board of Directors and Key Employees: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. Due to continued changes in board membership, executive management and the composition of Company subsidiaries, we have not been able to provide adequate training to new board members and employees in order to establish adequate best practice procedures.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result, we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting financial statement close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

■	We did not have adequate written procedures, risk assessment processes or board member and employee training at December 31, 2016. Our quarterly reporting process, particularly in Russia, requires additional controls and processes.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

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

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The directors and executive officers of the Company and their respective ages, and positions with the Company and certain business experience as of March 30, 2017 are set forth below. There are no family relationships among any of the directors or executive officers.

There are no material legal proceedings to which any director or executive officer of the Company, or any associate of any director or executive officer of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Name	Age	Position
Oleg Firer	39	Chief Executive Officer & Director
Steven Wolberg	57	Chief Legal Officer & Secretary
Jonathan New	56	Chief Financial Officer
Kenges Rakishev	37	Chairman
William Healy	52	Director
James Caan	77	Director
Drew Freeman	59	Director
Howard Ash	57	Director

Each of our directors will hold office until our next annual meeting of shareholders at which directors are elected or until his successor is duly elected and qualified. Executive officers serve at the discretion of our Board of Directors.

Oleg Firer, Chief Executive Officer and Director. Mr. Firer has served as Chief Executive Officer and a director of the Company since April 16, 2013. Previously, Mr. Firer served as Executive Chairman of Unified Payments, LLC from January 2011 until its acquisition by the Company’s subsidiary, TOT Group, Inc., on April 16, 2013. From July 2004 until December 2012, Mr. Firer served as President, Chief Executive Officer and Secretary (and from May 2006 until December 2012 as Treasurer and from May 2008 until December 2012 as Chief Financial Officer) of Acies Corporation, a provider of payment processing solutions to small and medium size merchants across the United States. Mr. Firer also served as a director of Acies Corporation from May 2005 until December 2012. Mr. Firer served as the President of GM Merchant Solution, Inc. (from August 2002) and Managing Partner of GMS Worldwide, LLC (from August 2003) until their assets were acquired by Acies Corporation in June 2004. From November 2002 to December 2003, Mr. Firer served as the Chief Operating Officer of Digital Wireless Universe, Inc. From December 2001 to November 2002, Mr. Firer served as the Managing Partner of CELLCELLCELL, LLC. From March 1998 to December 2001, Mr. Firer served as Vice President of SpeedUS Corp. Mr. Firer studied Computer Science at New York Technical College from 1993 to 1995. Mr. Firer currently serves as a member of Star Capital Management, LLC and Star Equities, LLC, Florida-based investment group. In addition, Mr. Firer serves as a board member of InList, RealConnex as well as a member of the Advisory Board of the E2Exchange, the Institute of Entrepreneurs and several non-for-profit organizations. Mr. Firer holds a diplomatic rank of the Extraordinary and Plenipotentiary Ambassador. The Company believes that Mr. Firer’s leadership roles in various payment processing companies make him qualified to serve as a director of the Company.

Steven Wolberg, Chief Legal Officer and Secretary. Mr. Wolberg has been Chief Legal Officer and Secretary of the Company since April 16, 2013. Previously, Mr. Wolberg served in various capacities with Acies Corporation from approximately January 2009 until December 2012, including as a consultant from approximately January 2009 until October 2009, as a director from October 30, 2009 until December 2012 and as Chief Strategy Officer from March 1, 2010 until December 2012. Mr. Wolberg currently operates a solo law practice in Newton, Massachusetts, Attorney Steven Wolberg, which he has operated since January 1997. Mr. Wolberg served as Chief Counsel and Vice President of Corporate Development for Mascot Networks in Cambridge, Massachusetts from January 2000 to September 2001. Since September 1996, Mr. Wolberg has served as president of Oakland Properties, Inc., a real estate development company. From February 1993 to December 1994, Mr. Wolberg served as an attorney in the real estate and corporate divisions of Brown and Rudnick in Boston, Massachusetts. From March 1988 to November 1991, Mr. Wolberg was a partner with the law firm of Jordaan and Wolberg in Johannesburg, South Africa. From January 1986 to February 1988, Mr. Wolberg was employed as an attorney with Goodman and North in Johannesburg, South Africa. Mr. Wolberg also currently owns and serves as the Managing Member of Prime Portfolios, LLC, which holds a private investment portfolio of merchants, receiving payment processing services. Mr. Wolberg received his Bachelor of Arts from the University of Witwatersrand in Johannesburg, South Africa, his Bachelors of Laws from the University of Witwatersrand, in Johannesburg, South Africa, and his Juris Doctorate from the New England School of Law in Boston, Massachusetts. Mr. Wolberg is a member of the Massachusetts Bar Association.

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

Kenges Rakishev, Director. Mr. Rakishev has been a director of the Company and Chairman of the Company’s Board of Directors since October 2, 2012. Mr. Rakishev served as a director of the Company’s predecessor, Net Element, from April 23, 2012 until October 2, 2012. Mr. Rakishev is one of the Forbes Top 15 wealthiest, most influential and progressive business leaders of the Republic of Kazakhstan with significant investments in banking, finance, insurance, information technology, oil & gas, mining, manufacturing and retail business sectors worldwide. Mr. Rakishev is a large shareholder and member of the board of the largest bank in Kazakhstan, Kazkommertsbank (KASE: KKGB), with over US$250 billion in total assets, large shareholder and Chairman of SAT & Company (KASE: SATC), a diversified industrial holding, among his numerous other investments.Throughout his career, Kenges has served in several notable positions in the public sector including Vice-President of the Union of Chambers of Commerce of the Republic of Kazakhstan, Vice-President of The Boxing Association of Republic of Kazakhstan and Vice-President of the Asian Boxing Confederation. Mr. Rakishev holds a B.A. (Law) from the Kazakh State Law Academy and a B.A. (International Economics) from the Kazakh Economic University. Mr. Rakishev also has an AMP Diploma from Oxford University. We believe that Mr. Rakishev’s international business leadership and relationships, combined with his extensive knowledge and unique perspectives of global business opportunities, qualifies him to serve as a Director of the Company.

William Healy, Director. Mr. Healy is an accomplished financial services industry veteran with more than 24 years of merchant financing and electronic payments industry experience. Since 2006, Mr. Healy has served as the President of Funds4Growth, a leading investment firm focused on financing of payment service providers in the United States. Since launching Funds4Growth, Mr. Healy has successfully structured and financed in excess of $150 million in merchant base loans. Prior to his tenure at Funds4Growth, Mr. Healy founded MBF Leasing, LLC in November of 2003, where he was responsible for strategic planning along with the financial and operational management of MBF Leasing. Prior to that, Mr. Healy spent 13 years with the CIT Group, Inc., where he was the President of CIT’s Lease Finance Group out of Chicago, Illinois, overseeing more than 150 employees involved in over 225,000 leasing transactions, and in excess of $125 million in merchant base financings. Prior to joining CIT, Mr. Healy held several senior level positions with NewCourt Financial, including Chief Operating Officer of the Specialty Finance Division. He is a graduate of the University of Notre Dame with a Bachelor’s degree in Accounting. We believe that Mr. Healy’s extensive knowledge in the payments industry qualifies him to serve as a director of the Company.

James Caan, Director. Mr. Caan has been a director of the Company since October 2, 2012. Mr. Caan served as a director of the Company’s predecessor, Net Element, from January 1, 2011 until October 2, 2012. Mr. Caan is an actor and director, having worked in the film and television industries for over 40 years, and he is one of the entertainment industry’s most renowned talents, having starred in over 80 films. We believe that Mr. Caan’s tenure working as an actor and director in the film and television industry, qualifies him to serve as a director of the Company.

Drew J. Freeman, Director. Mr. Freeman has been a director of the Company since May 21, 2014. Mr. Freeman is an accomplished industry veteran with more than 30 years of electronic payments industry experience. Since June 2007, Mr. Freeman has served as the President of Freeman Consulting, Inc., a payments consulting firm that works with private equity and ISOs. Concurrent and prior to that, Mr. Freeman served as President of Merchant Data Systems from 2009 to 2013, Group Executive at Chase Paymentech from 2006 to 2007, and Executive Vice President at JP Morgan Chase-First Data JV (Chase Merchant Services) from 2000 to 2006. Mr. Freeman earned a business degree from the University of Miami in 1980. We believe that Mr. Freeman’s extensive knowledge in the payments industry qualifies him to serve as a director of the Company.

Howard Ash, Director.  Mr. Ash has been a director of the Company since June 13, 2016. Mr. Ash is an accomplished executive who served as CEO, COO and CFO to a variety of high profile, international companies.  Mr. Ash currently serves as Chairman of Claridge Management since 2000.  Mr. Ash served as Chief Operating Officer of BioCard Corporation from 1997 to 2007.  Mr. Ash served as Chief Operating Officer of CITA Americas, Inc. from 1996 to 1997.  Mr. Ash served as Chief Executive Officer of IEDC Marketing, Inc. from 1992 to 1996.  Mr. Ash held a CFO/Financial Planning/Investment position at Abrams, Ash & Associates from 1990 to 1992.  Mr. Ash currently serves on the Star Telemed Board, functioning initially as the Liaison to the Cuban Government through the Government of Grenada. Mr. Ash currently serves on the Advisory Board of the E2Exchange, the Institute of Entrepreneurs, in the United Kingdom as the only non-UK citizen.  Mr. Ash continues to serve since 2009 in a senior development and strategic capacity for One Laptop Per Child, a global NGO created to provide educational opportunities for the world's poorest children by providing each child with a rugged, low-cost, low-power, internet connected laptop with content and software.  Prior Chairmanships include the 2009 through 2012 term for the Sturge Weber Foundation, a non-profit organization dedicated to curing this rare but fatal syndrome that affects children. Previously, Mr. Ash was an Advisory Board Member to Edge Global Investment Limited which forged a strategic partnership with the Africa Forum, consisting of 37 former Heads of State and Government to pave the way for a new approach on nutrition and food supplements as part of a comprehensive strategy to fight the HIV and AIDS pandemic.  Mr. Ash started an interest-free micro-loan society in 1987 that has provided more than $15 million in micro-loans throughout the United States and Israel.  In 1999, Mr. Ash founded the Circle of Life Resource Center, Inc., a food bank in Miami, Florida that feeds several hundred families per week.  Mr. Ash earned a Bachelor of Commerce degree, with Honors in Accounting and Law from the University of Witwatersrand (South Africa) in 1980.  We believe that Mr. Ash’s extensive experience as a business and finance executive and member of multiple oversight bodies, provides him with the necessary skills to be qualified to serve as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Directors, officers and greater than ten percent stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file on a timely basis the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jonathan New, Chief Financial Officer	1	1	0
Steven Wolberg, Chief Legal Officer and Secretary	1	1	0

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. A copy of our Code of Ethics and Business Conduct has been posted to the "Investors—Corporate Governance" section of our Internet website at http://www.netelement.com. We will provide a copy of our Code of Ethics and Business Conduct to any person without charge, upon written request to our Secretary at 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160, fax number (305) 508-5497, e-mail address investors@netelement.com.

Audit Committee

Our Board of Directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Howard Ash (audit committee chairman), Drew Freeman and William Healy. Our Board of Directors has determined that Howard Ash is financially sophisticated as described in NASDAQ Listing Rule 5605(c)(2) and qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. We believe that the audit committee's current member composition satisfies the rules of NASDAQ that govern audit committee composition, including the requirement that audit committee members all be "independent directors" as that term is defined by NASDAQ Listing Rule 5605(a)(2).

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2016 and 2015 with respect to all compensation paid to or earned by each of our “named executive officers” (as defined by Item 402(m)(2) of the Regulation S-K).

				Stock		Option		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)		Awards ($)		Compensation ($)	Total ($)
Oleg Firer, Chief	2016	$300,000	$300,000	$3,614,273		$-		$29,734	$4,244,007
Executive Officer of Net Element	2015	$300,000	$300,000	$3,442,934	(1)	$-		$29,729	$4,072,663	(1)
Steven Wolberg, Chief Legal Officer and	2016	$200,000	$-	$245,500		$290,743		$11,734	$747,977
Secretary of Net Element	2015	$200,000	$-	$180,000	(2)	$252,000	(3)	$11,734	$643,734

(1) An award of 954,172 restricted shares of the Company’s common stock to Oleg Firer (consisting of 579,172 shares in lieu of and in satisfaction of accrued and unpaid compensation due to him in the amount of $1,042,509 and 375,000 shares as performance bonus) was granted on December 3, 2015.

(2) An award of 100,000 restricted shares of the Company’s common stock to Steven Wolberg was granted on December 3, 2015.

(3) Not reflecting a rescission, effective on April 12, 2016 (i.e., subsequent to the fiscal year ended December 31, 2015), of award of 120,000 ISOs (with a fair market value of $216,000 as of the grant date).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards at the end of the Company’s fiscal year 2016 for the “named executive officers”:

	OPTION AWARDS					SHARE AWARDS
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Steven Wolberg	200,000	-	-	$0.24	December 7, 2025	-	$-	-	$-
Steven Wolberg	137,143	-	-	$2.12	June 13, 2026	-	$-	-	$-

Director Compensation

The following table further summarizes the compensation paid to the Company's directors for service as a director during 2016:

	Fees earned or
Director Name	paid in cash ($)	Stock awards ($)	Total ($)
Kenges Rakishev	$-	$4,650	$4,650
David P. Kelley II	$27,500	$2,133	$29,633
James Caan	$-	$4,650	$4,650
William Healy	$21,250	$4,650	$25,900
Drew J. Freeman	$6,354	$4,650	$11,004
Howard Ash	$18,958	$2,520	$21,478

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our Common Stock as of March 21, 2017 by (i) each person who is known to us to beneficially own more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Net Element, Inc., 3363 NE 163rd Street, Suite 705, North Miami Beach FL 33160.

Name and address of beneficial owner	Amount and nature of beneficial ownership (number of shares of Common Stock beneficially owned)		Percent of class (1)
Kenges Rakishev c/o SAT & Company 241 Mukanova Street Almaty Kazakhstan 050008	3,132,961	(2)	16.61%
Oleg Firer c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	1,815,730	(3)	8.64%
Steven Wolberg c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	508,091	(4)	2.76%
James Caan 2791 Hutton Drive Beverly Hills, CA 90210	18,764		0.11%
Jonathan New c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	150,160	(5)	0.83%
Howard Ash 4233 Sheridan Avenue Miami Beach, Florida 33140	812		0.01%
William Healy 16W281 83rd Street, Suite B Burr Ridge, IL 60527	178,599	(6)	0.97%
Drew Freeman 2542 Nassau Lane Fort Lauderdale. FL 33312	3,875		0.02%
All directors and executive officers as a group (8 persons)	5,808,992		29.95%

(1)	Applicable percentage ownership is based on 17,681,792 shares of Common Stock outstanding as of March 30, 2017 together with securities exercisable or convertible into shares of Common Stock within 60 days of March 30, 2017 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.
(2)	All information regarding shares that may be beneficially owned by Kenges Rakishev is based on information disclosed in a Schedule 13D/A filed jointly by Mr. Rakishev and Novatus Holding PTE. Ltd. with the Commission and on the information available to us.
(3)	All information regarding shares that may be beneficially owned by Oleg Firer is based on information disclosed in a Schedule 13D/A filed jointly by Mr. Firer and Star Equities, LLC and on the information available to us. As of the date hereof, Mr. Firer is deemed to have beneficial ownership of 1,815,730 shares of Common Stock consisting of (1) 1,244,300 restricted shares of Common Stock held directly by Mr. Firer, and (2) as the sole member of Star Equities, LLC, Mr. Firer can be deemed to beneficially own the above-described restricted shares of Common Stock beneficially owned by Star Equities, LLC (which equals to 571,430 shares as of the date hereof). Mr. Firer has sole voting power and sole dispositive power with respect to 1,244,300 restricted shares of Common Stock and shared voting power and shared dispositive power with respect to the above-described shares beneficially owned by Star Equities.

(4)	The shares held directly by Steven Wolberg include 35,715 (as adjusted to reflect a 10-1 reverse stock split on May 25, 2016) restricted shares of Common Stock and restricted shares of Common Stock issuable pursuant to amended option to purchase 35,715 (as adjusted to reflect a 10-1 reverse stock split on May 25, 2016) restricted shares of Common Stock, in each case issued pursuant to the Letter Agreement dated as of September 11, 2015, as modified by that certain Additional Letter Agreement dated as of October 7, 2015, as amended, with the Company.
(5)	Includes 575 (as adjusted to reflect a 10-1 reverse stock split on May 25, 2016) shares of Common Stock held by Mr. New’s spouse and 1,075 (as adjusted to reflect a 10-1 reverse stock split on May 25, 2016) shares of Common Stock held by Mr. New’s son.
(6)	The shares held directly by William Healy include 71,429 (as adjusted to reflect a 10-1 reverse stock split on May 25, 2016) restricted shares of Common Stock and restricted shares of Common Stock issuable pursuant to amended option to purchase 71,429 (as adjusted to reflect a 10-1 reverse stock split on May 25, 2016) restricted shares of Common Stock, in each case issued pursuant to the Letter Agreement dated as of September 11, 2015, as modified by that certain Additional Letter Agreement dated as of October 7, 2015, as amended, with the Company.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2016. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	333,956	$2.60	1,280,258
Equity compensation plans not approved by stockholders	-	$-	-
Total	333,956	$2.60	1,280,258

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

On September 17, 2014, Digital Provider (formerly TOT Money) entered into the Supplement Agreement No. 14 and the Supplement Agreement No. 15 with Alfa-Bank (“Amendment No. 15”), which renewed and amended the previously expired Factoring Credit Facility with Alfa-Bank. Pursuant to such amendments, the Factoring Credit Facility was renewed until June 30, 2016, the maximum aggregate limit of financing (secured by Digital Provider’s accounts receivable) to be provided by Alfa-Bank to Digital Provider under the Factoring Credit Facility was increased to 415 million Russian rubles (approximately US $10,814,614 based on the currency exchange rate on September 17, 2014), Alfa-Bank’s compensation fees (commissions) for providing financing to Digital Provider was amended to be computed as a financing rate that ranged from 13.22% to 14.50% of the amounts borrowed, depending upon the number of days in the period from the date financing is provided until the date the applicable account receivable is paid, and the maximum amount of financing on account of the monetary claim assigned by Digital Provider to debtor was increased from 80% to 100% of the assigned amount of monetary claim against which the financing is affected. Digital Provider’s obligations under the Factoring Credit Facility were secured by a guarantee given by AO SAT & Company. AO SAT & Company is an affiliate of Kenges Rakishev, who is the Chairman of our Board of Directors of the Company and a significant shareholder. Prior to the expiration of the amended Factoring Credit Facility on June 30, 2016, we did not draw any funds under such credit facility.

In November 2014, Digital Provider entered into a factoring services agreement (together with related and ancillary agreements, collectively, the “Bank Otkritie Agreement”) with Bank Otkritie Financial Corporation. Oleg Firer, our Chief Executive Officer and director, personally guaranteed this loan. No funds were drawn under the Bank Otkritie Agreement, which was terminated on August 31, 2015.

On March 31, 2015, Star Equities, LLC provided an advance to the Company in the amount of $125,000 to pay the invoices from the Company’s investor relations consultant. Such loan was repaid in May 7, 2015. Oleg Firer, our Chief Executive Officer and director, is the chairman and managing member of Star Equities, LLC.

In addition, we received advances on each of July 16, 2015 and July 29, 2015 for $150,000, an advance on August 25, 2015 for $200,000, an advance on September 30, 2015 for $125,000, an advance on October 1, 2015 for $85,712, an advance on December 28, 2015 for $35,000, an advance on February 26, 2016 for $55,924 and an advance on July 1, 2016 for $61,735, each from Star Equities, LLC. All such advances were non-interest bearing and were used to fund current operating expenses. As of December 31, 2016, $290,924 remains outstanding.

On September 11, 2015, the Company entered into the Letter Agreement with certain accredited investors, including Star Equities, LLC, Steven Wolberg, our Chief Legal Officer and Secretary, William Healey, a member of our Board of Directors, and Kenges Rakishev, Chairman of our Board of Directors and a significant shareholder (together, the “Investors”). Oleg Firer, our Chief Executive Officer and director, is the chairman and managing member of Star Equities, LLC. Pursuant to the Letter Agreement, the Investors purchased from the Company an aggregate of (i) 11,357,143 restricted shares of Common Stock (the “Restricted Shares”) to be issued in the future and (ii) options to purchase 11,357,143 restricted shares of Common Stock, (the “Restricted Options”). The per share purchase price of each Restricted Share was $0.14 for an aggregate purchase price of $1,590,000. The Restricted Options expire on the fifth (5th) annual anniversary of the date of the Letter Agreement. Prior to expiration, each Restricted Options is exercisable into one Restricted Share at the exercise price equal 110% of the closing trading price per one share of Common Stock reported on The NASDAQ Capital Market on the date of the Letter Agreement. Each Investor may elect to exercise it or his Amended Restricted Option through a cashless exercise.

On October 7, 2015, the Investors and the Company entered into an agreement to modify certain terms of the Letter Agreement relating to the Restricted Shares. Pursuant to such agreement, the parties agreed that the Restricted Shares would not be issued to the Investors until the Company’s stockholders approved the issuance of the Restricted Shares. In addition, on October 7, 2015, certain of the Investors and the Company entered into an agreement to modify the terms of the Restricted Options. Pursuant to such agreement, the parties agreed that the Restricted Options cannot be exercised by the Investors until the Company’s stockholders approve the issuance of common stock in connection with any such exercise. Such stockholder approval was obtained at a special meeting of the Company’s stockholders on November 14, 2015.

On January 21, 2016, the Company entered into a Second Additional Letter Agreement, as amended on April 14, 2016 (the “Second Additional Agreement”) with Kenges Rakishev. The Second Additional Agreement further modified the terms of the Letter Agreement, as amended. The Second Additional Agreement provided for the second and final round of $910,000 equity financing to the Company contemplated by the Letter Agreement in consideration for the issuance by the Company on June 13, 2016 to Kenges Rakishev of (i) 466,428 restricted shares of the Company’s common stock based on $1.95 per share price and (ii) options to purchase 466,428 restricted shares of the Company’s common stock with a strike price of $2.15 and a 5 year life.

We issued the following notes payable to MBF Merchant Capital, LLC (MBF), which is owned by William Healy, a member of our board of directors.

Effective March 28, 2016, we entered into a $75,000 promissory loan note with MBF Merchant Capital, LLC (“MBF”). The loan provides for interest only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we are obligated to make interest and principal payments of $7,990. The loan also provided a 6% backend fee due at the final payment of the loan. As of December 31, 2016, $23,420 remains outstanding.

Effective April 19, 2016, we entered into a $300,000 promissory loan note with MBF. The loan provides for interest only payments at 15.5% through May 28, 2016. From June 28, 2016 through May 28, 2018, we are obligated to make interest and principal payments of $14,617. The loan also provided a 6% back end fee due at the final payment of the loan. As of December 31, 2016, $221,826 remains outstanding.

Effective July 1, 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 promissory loan note with MBF. The loan provides for interest only payments at 15.5% through June 28, 2016. From July 28, 2016 through June 28, 2018, we are obligated to make interest and principal payments of $17,224. The loan also provided a 1% front end fee and a 6.6% back end fee due at the final payment of the loan. As of December 31, 2016, $275,056 remains outstanding.

On March 1, 2017, we entered into a Promissory Note with Star Equities LLC in the principal amount of $348,083 (the “Note”). Pursuant to the Note, Star Equities LLC previously lent $348,083 to the Company that is now being repaid with interest under this agreement. The note provides for 18 monthly interest payments of $3,481 through September 30, 2018 followed by one interest and balloon principle payment on October 1, 2018. The principal balance of the Note outstanding shall bear interest at the rate of 12% per annum. In the event of any capital raise by the Company not in the ordinary course of business and that results in funding to the Company in excess of $5 million (a “Liquidity Event”), the Maturity Date will be accelerated to coincide with the closing date of such Liquidity Event. Oleg Firer, our Chief Executive Officer and director, is Chairman and the managing member of Star Equities, LLC.

Director Independence

Our Board of Directors currently includes four non-employee independent members: William Healy, Drew Freeman, Howard Ash and James Caan. Each of Messrs. Healy, Freeman, Ash and Caan is an "independent director" as defined under NASDAQ Listing Rule 5605(a)(2). A majority of our Board members are independent directors, as four out of the six members of the Board qualify as independent under the NASDAQ listing standards and the rules of the Commission. No director is considered independent unless our Board of Directors affirmatively determines that the director has no relationship with us (directly, or as a partner, shareholder or officer of an organization that has a relationship with us) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Also, all members of our Board of Director’s audit committee, compensation committee and nominating and governance committee are independent directors.

Item 14. Principal Accountant Fees and Services.

Audit Fees.  The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2016 and 2015 were $375,000 and $370,000, respectively.

Audit-Related Fees.  The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above during the fiscal years ended December 31, 2016 and 2015 were $43,623 and $117,129, respectively.

Tax Fees.  The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2016 and 2015 were $0.

All Other Fees.  The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during the fiscal years ended December 31, 2016 and 2015 were $0.

Audit Committee Pre-Approval Policy

Our audit committee is responsible for approving in advance the engagement of our principal accountant for all audit services and non-audit services, based on independence, qualifications and, if applicable, performance, and approving the fees and other terms of any such engagement. The audit committee may in the future establish pre-approval policies and procedures pursuant to which our principal accountant may provide certain audit and non-audit services to us without first obtaining the audit committee’s approval, provided that such policies and procedures (i) are detailed as to particular services, (ii) do not involve delegation to management of the audit committee’s responsibilities described in this paragraph and (iii) provide that, at its next scheduled meeting, the audit committee is informed as to each such service for which the principal accountant is engaged pursuant to such policies and procedures. In addition, the audit committee may in the future delegate to one or more members of the audit committee the authority to grant pre-approvals for such services, provided that the decisions of such member(s) to grant any such pre-approval must be presented to the audit committee at its next scheduled meeting.

All audit and audit-related services performed by our principal accountant during the fiscal years ended December 31, 2016 and 2015 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Report.

1.	The following consolidated financial statements of Net Element, Inc. and subsidiaries and notes thereto and the reports of the independent registered public accounting firms thereon are set forth on pages F-2 through F-31 and are filed as part of this Report:

Reports of Independent Registered Public Accounting Firms

Audited Consolidated Balance Sheets as of December 31, 2016 and 2015

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2016 and 2015

Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016 and 2015

Audited Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

Notes to Consolidated Financial Statements

2.	Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page F-31 of this Report and is incorporated herein by reference.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

March 31, 2017	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2017	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Director (Principal Executive Officer)

March 31, 2017	By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 31, 2017	By:	/s/ Kenges Rakishev
Kenges Rakishev
Director

March 31, 2017	By:	/s/ Drew Freeman
Drew Freeman
Director

March 31, 2017	By:	/s/ Howard Ash
Howard Ash
Director

March 31, 2017	By:	/s/ James Caan
James Caan
Director

March 31, 2017	By:	/s/ William Healy
William Healy
Director

NET ELEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Net Element, Inc.

Miami, Florida

We have audited the accompanying consolidated balance sheets of Net Element, Inc. (the “Company”) at December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Net Element, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Daszkal Bolton LLP

Fort Lauderdale, Florida

March 31, 2017

NET ELEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$621,635	$1,025,747
Accounts receivable, net	7,126,429	5,198,993
Prepaid expenses and other assets	1,467,897	1,106,016
Total current assets, net	9,215,961	7,330,756
Fixed assets, net	117,295	162,123
Intangible assets, net	3,589,850	5,423,880
Goodwill	9,643,752	9,643,752
Other long term assets	742,810	353,050
Total assets	23,309,668	22,913,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	7,510,113	5,858,837
Accrued expenses	5,518,823	2,975,066
Deferred revenue	1,355,972	743,910
Notes payable (current portion)	808,976	518,437
Due to related parties	299,004	329,881
Total current liabilities	15,492,888	10,426,131
Notes payable (net of current portion)	3,755,383	3,446,563
Total liabilities	19,248,271	13,872,694

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015)	-	-
Common stock ($.0001 par value, 400,000,000 shares authorized and 15,353,494 and 11,261,959 shares issued and outstanding at December 31, 2016 and December 31, 2015	1,535	1,126
Paid in capital	163,918,685	154,361,694
Accumulated other comprehensive loss	(2,486,616)	(1,565,822)
Accumulated deficit	(157,442,585)	(143,955,048)
Noncontrolling interest	70,378	198,917
Total stockholders' equity	4,061,397	9,040,867
Total liabilities and stockholders' equity	$23,309,668	$22,913,561

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended December 31,
	2016	2015

Net revenues
Service fees	$48,784,855	$31,204,871
Branded content	5,502,004	9,030,491
Total revenues	54,286,859	40,235,362

Costs and expenses:
Cost of service fees	40,521,236	25,858,098
Cost of branded content	5,187,005	8,119,117
General and administrative	8,797,883	9,310,477
Non-cash compensation	3,463,435	4,306,304
Bad debt expense	1,688,237	649,571
Depreciation and amortization	3,466,511	2,513,162
Total costs and operating expenses	63,124,307	50,756,729
Loss from operations	(8,837,448)	(10,521,367)
Interest expense, net	(1,463,833)	(3,575,698)
Loss on change in fair value and settlement of beneficial conversion derivative	-	(26,932,496)
Loss from stock value guarantee and other charges from PayOnline acquisition	(3,722,142)	-
Gain on debt extinguishment	-	27,743,980
Gain on asset disposal	-	40,369
Other income (expense), net	407,347	(82,714)
Net loss before income taxes	(13,616,076)	(13,327,926)
Income taxes	-	-
Net loss	(13,616,076)	(13,327,926)
Net loss attributable to the noncontrolling interest	128,539	74,314
Net loss attributable to Net Element, Inc. stockholders	(13,487,537)	(13,253,612)

Dividends for the benefit of preferred stockholders	-	(1,585,092)

Net loss attributable to Net Element, Inc. common stockholders	(13,487,537)	(14,838,704)

Foreign currency translation	(920,794)	(314,361)
Comprehensive loss attributable to common stockholders	$(14,408,331)	$(15,153,065)

Loss per share - basic and diluted	$(1.03)	$(2.32)

Weighted average number of common shares outstanding - basic and diluted	13,058,009	6,391,120

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Assets
Balance December 31, 2014	-	-	4,588,152	$459	$136,693,759	$(1,111,130)	$(1,251,461)	$269,762	$(129,116,344)	$5,485,045
Share based compensation	-	-	401,532	39	4,306,264	-	-	-	-	4,306,303
Preferred shares issued	5,500	5,287,082	-	-	-	-	-	-	-	-
Preferred shares converted to common shares	(5,500)	(5,287,082)	3,376,045	338	9,035,746	-	-	-	-	9,036,084
Preferred share dividends paid	-	-	612,891	61	1,585,031					1,585,092
Shares issued in connection with debt restructuring	-	-	420,805	42	1,346,606	-	-	-	-	1,346,648
Shares issued in exchange for warrants	-	-	250,000	25	(2,679,885)					(2,679,861)
Shares issued and issuable for acquisitions	-	-	476,821	48	3,599,952	-	-	-	-	3,600,000
Repurchase of non-controlling interest	-	-	-	-	(3,489)	-	-	3,469	-	(20)
Shares issued for insider financing	-	-	1,135,713	114	1,588,840	-	-	-	-	1,588,954
Write-off of stock subscription receivable	-	-	-	-	(1,111,130)	1,111,130	-	-	-	-
Net loss	-	-	-	-	-	-	-	(74,314)	(14,838,704)	(14,913,018)
Comprehensive loss - foreign currency translation	-	-	-	-	-	-	(314,361)	-	-	(314,361)
Balance December 31, 2015	-	-	11,261,959	$1,126	$154,361,694	$-	$(1,565,822)	$198,917	$(143,955,048)	$9,040,867
Share based compensation	-	-	1,214,418	121	4,426,996	-	-	-	-	4,427,117
Shares issued and issuable for acquisitions	-	-	65,430	7	134,088		-	-	-	134,095
Shares issued in connection with reverse stock split	-	-	1,801	0	-		-	-	-	0
Shares issued for insider financing	-	-	466,428	47	988,781	-	-	-	-	988,828
Shares issued in connection with debt restructuring	-	-	1,663,401	166	3,288,670	-	-	-	-	3,288,836
Shares issued under ESOUSA agreement	-	-	680,057	68	718,456	-	-	-	-	718,524
Net loss	-	-	-	-	-	-	-	(128,539)	(13,487,537)	(13,616,076)
Comprehensive loss - foreign currency translation	-	-	-	-	-	-	(920,794)	-	-	(920,794)
Balance December 31, 2016	-	-	15,353,494	$1,535	$163,918,685	$-	$(2,486,616)	$70,378	$(157,442,585)	$4,061,397

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(13,487,537)	$(13,253,612)
Adjustments to reconcile net loss to net cash used in operating activities
Noncontrolling interest	(128,539)	(74,309)
Share based compensation	3,463,435	4,306,304
Gain on change in fair value and settlement of beneficial conversion derivative	-	26,932,495
Depreciation and amortization	3,466,510	2,513,162
Non-cash interest	852,408	-
Amortization of deferred revenue	(1,221,177)	-
Amortization of debt discount	-	3,027,354
Provision bad debt expense	500,000	-
Amortization of prepaid costs	967,313
Gain on disposal of fixed asset	-	(40,369)
Gain on debt extinguishment	-	(27,743,980)
Changes in assets and liabilities
Accounts receivable	(2,751,144)	(1,492,183)
Deferred revenue	1,833,239	271,428
Prepaid expenses and other assets	(570,582)	291,631
Accounts payable and accrued expenses	3,797,753	3,571,307
Net cash used in operating activities	(3,278,321)	(1,690,772)

Cash flows from investing activities

Purchase of portfolio and client acquisition costs	(1,319,820)	(878,085)
Sale of portfolio	-	300,000
Acquisition of PayOnline assets, net of cash received	-	(3,195,452)
Purchase of fixed and other assets	(187,089)	(579,209)
Net cash used in investing activities	(1,506,909)	(4,352,746)

Cash flows from financing activities

Proceeds from issuance of preferred stock	-	5,500,000
Proceeds from indebtedness	3,170,540	650,000
Repayment of indebtedness	(71,700)	-
Cash received for issuance of shares and warrants	300,000
Related party advances	1,027,874	331,273
Net cash provided by financing activities	4,426,714	6,481,273

Effect of exchange rate changes on cash	(45,596)	84,649
Net (decrease) increase in cash	(404,112)	522,404

Cash at beginning of year	1,025,747	503,343
Cash at end of year	$621,635	$1,025,747

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$611,625	$548,344
Taxes	$94,718	$74,563

Non-cash activities:
Stock issued in exchange for warrants	$-	$2,679,861
Preferred dividends paid in common stock	$-	$1,585,092
Common share issuance for settlement of unpaid compensation	$1,042,509	$-
Common shares issued for redemption of indebtedness	$2,499,481	$1,346,648
Common shares issued in settlement of advances from board member	$909,285	$-
Common shares issued for acquisition	$-	$3,600,000
Common shares issued upon redemption of preferred shares	$-	$9,036,084

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Organization

Net Element, Inc. (“We”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in mobile payments and other transactional services in emerging countries and in the United States. We have three reportable segments: (i) North America Transaction Solutions for electronic commerce, (ii) Mobile Solutions which primarily serves the Russian Federation and Commonwealth of Independent States (“CIS”) and (iii) Online Solutions. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We are able to deliver these services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses. Through TOT Group Russia and Net Element Russia, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Russian Federation, CIS, Europe and Asia.

Business

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third-party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. We have agreements with several banks that sponsor us for membership in the Visa, MasterCard, American Express and Discover card associations and settle card transactions for our merchants. The principal Sponsoring Bank through which we processed the majority of our transaction in the United States during 2016 was BMO Harris Bank, N.A. On November 1, 2016, we moved all of our processing from BMO Harris Bank, N.A. to Merrick Bank, N.A. In addition, in February 2016, we entered into a bank identification (“BIN”) sponsorship agreement with Esquire Bank, N.A. As a result of our settlement with First Data, in 2016, we entered into a sponsoring agreement with Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services.

Our Mobile Solutions business, Digital Provider, LLC (f/k/a Tot Money, LLC) (“Digital Provider”) provides carrier-integrated mobile payments solutions. Our relationships with mobile operators give us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer our clients in-app, premium SMS, wap click, one click and other carrier billing services. We also market our own branded content as a separate line of business for our mobile commerce business.

PayOnline provides flexible high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems, which includes Amadeus® and Sabre®. Key regions of PayOnline are the CIS, Eastern Europe, Central Asia, Western Europe, North America and Asia major sub regions. PayOnline offices are located in Russia, Kazakhstan and in the Republic of Cyprus. We included the results of PayOnline starting in May 20, 2015.

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

Significant estimates include (i) the valuation of acquired merchant portfolios, (ii) the collectability of accounts receivable (iii) the recoverability of indeterminate-lived assets, (iv) the remaining useful lives of long-lived assets, and (v) the sufficiency of merchant, aggregator, legal, and other reserves. On an ongoing basis, we evaluate the sufficiency and accuracy of our estimates. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the comparative period amounts to conform to our current period presentation. These reclassifications had no impact on previously presented financial condition or results of operations.

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances did not exceed FDIC limits at December 31, 2016 and 2015.

We maintain $498,308 and $922,062 in uninsured bank accounts in Russia and the Cayman Islands at December 31, 2016 and 2015 respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. In Russia, the service providers are subsidiaries of large telecommunication companies and we do not reserve for these receivables given their financial backing and our historical experience with such companies. The allowance for doubtful accounts was $603,031 at December 31, 2016 and $103,031 December 31, 2015, respectively.

Other Current Assets

We maintain an inventory of POS terminals which we use to service both merchants and independent sales agents. If the terminals are sold for a fee, we expense the cost of these terminals, plus any setup fees at the time of the sale. Often, we will provide the terminals as an incentive for merchants and independent sales agents to enter into a merchant contracts with us. The term of these contracts have an average length of three years and the cost of the terminal plus any setup fees will be amortized over the contract period. If the merchants early terminate their contract with us, they are obligated to either return the terminal or pay for the terminal. The Company has $311,206 and $345,459 in terminals, iPads ® and related equipment as of December 31, 2016 and 2015, respectively, of which $308,582 and $268,501 has been placed with merchants during 2016 and 2015, respectively. Amortization of these terminals amounted to $126,643 and $110,182 for the years ended December 31, 2016 and 2015, respectively.

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

We capitalize direct expenses associated with filing of patents and patent applications and amortize the capitalized intellectual property costs over five years beginning when the patent is approved.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the twelve months ended December 31, 2016 and 2015, we did not recognize any charges for impairment of goodwill or intangible assets.

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to Independent Sales Groups (“ISG’s”) for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The up-front cash payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time of payment and the capitalized acquisition costs are primarily amortized on a straight-line basis over a period of three years.

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

During the years ended December 31, 2016 and 2015, we recorded $1,319,820 and $878,085, respectively, in additional capitalized customer acquisition costs, and $670,543 and $356,757, respectively, in related additional amortization. The balance of customer acquisition costs was $1,697,337 and $1,048,060 at December 31, 2016 and 2015, respectively, and is reflected in intangible assets in the accompanying consolidated balance sheets.

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

At December 31, 2016 and 2015 the residual commissions payable to ISGs and independent sales agents were $1,347,352 and $1,205,751, respectively.

We pay agent commission on annual fees between January and April of each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We deferred $863,604 and $483,090 of agent commissions paid for annual fees at December 31, 2016 and 2015, respectively. Prepaid agent commissions for annual fees are included in prepaid expenses and other assets, and commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Financial Instruments

Convertible securities containing detachable warrants where the conversion price of the security and/or the exercise price of the warrants are affected by the current market price of our common stock are accounted for as derivative financial instruments when the exercise and conversion prices are not considered to be indexed to our stock.

For such issuances of convertible securities with detachable warrants, we initially record both the warrant and the beneficial conversion feature (“BCF”) at fair value, using option pricing models commonly used by the financial services industry (Black-Scholes-Merton options pricing model) using inputs generally observable in the financial services industry. These derivative financial instruments are marked-to-market each reporting period, with unrealized changes in value reflected in earnings as a gain or loss on change in fair value and settlement of beneficial conversion derivative.

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

At the time a warrant or BCF is exercised or cancelled, the fair value of the derivative financial instrument at the time of exercise/cancellation is calculated, and a realized gain or loss on conversion is determined and reported as a gain or loss on change in fair value and settlement of beneficial conversion derivative on the Statement of Operations and Comprehensive Loss.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, merchant portfolios, notes receivable, trade payables and debt instruments. The carrying values of cash and cash equivalents, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $4.6 million at December 31, 2016 approximates fair value because current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the PayOnline acquisition, as discussed in Note 4, were measured at fair value by us at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment was primarily based on observable inputs using company specific information and is classified as Level 3.

Concentrations

See Note 11 for full concentration disclosure.

Foreign Currency Transactions

We are subject to exchange rate risk in our foreign operations in Russia, the functional currency of which is Russian Ruble, where we generate service fee revenues and interest income and incurs product development, engineering, website development, and general and administrative costs and expenses. The Russian engineering operations pay a majority of their operating expenses in their local currencies, exposing us to exchange rate risk.

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

Our revenues for the years ended December 31, 2016 and 2015 are principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments doing business as Unified Payments, which is our North America Transaction Solutions segment, PayOnline, which is our Russian online transaction processing company, consolidated effective May 20, 2015 when we obtained control of PayOnline. See “PayOnline” in Note 4 for additional more information and Aptito our point of sale solution for restaurants.

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

We adopted Accounting Standard Update No 2009-13, “Multiple–Deliverable Revenue Arrangements” (ASU 2009-13). ASU 2009-13 requires the use of the relative selling price method of allocating total consideration to units of accounting in a multiple element arrangement and eliminates the residual method. This accounting principle requires an entity to allocate revenue in an arrangement using estimated selling price deliverables if it does not have vendor specific objective evidence (VSOE) or third party evidence (TPE) of selling price.

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

Our payment processing division derives revenues primarily from the electronic processing of services including credit, debit and electronic benefits transfer card processing authorized and captured through third party networks, check conversion and guarantee, electronic gift certificate processing, and equipment leasing and sales. These revenues are recorded as bankcard and other processing transactions when processed.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At both December 31, 2015 and 2016, respectively, we had warrants outstanding to purchase 893,890 shares of common stock, and we had 1,464,369 and 1,936,099 stock options issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the year ended December 31, 2016 and 2015, there was no impairment of goodwill and intangible assets.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at December 31, 2016. Please see Note 16 for discussion of our uncertain tax positions.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the effects that the adoption of ASU 2014-9 will have on our consolidated financial statements, and do not expect a material impact on our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is permitted. We adopted this ASU, which had no impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects that the adoption of ASU 2016-02 will have on our consolidated financial statements, and expect an increase in Assets and Liabilities associated with the recognition of right-of-use office leases.

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. We currently are preparing analyses, across all business lines and customers, to determine the effect of the new revenue recognition standard.  While our study is not yet complete, we believe that a portion of our revenue recognized for branded content in our Mobile Solutions business segment may no longer meet the conditions for gross reporting upon adoption of this ASU in 2018.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On May 25, 2016, we completed a one-for-ten reverse stock split of our common stock. Our condensed consolidated financial statements give retrospective effect for this change in capital structure.

Following the consolidation principles promulgated by U.S. GAAP, our consolidated financial statements include the assets, liabilities, results of operations, and cash flows of the following subsidiaries:

(1) TOT Group, Inc., a 100% owned subsidiary formed in Delaware; (2) Netlab Systems, LLC, a wholly owned subsidiary formed in Florida; (3) NetLab Systems IP, LLC, a wholly owned subsidiary formed in Florida; (4) OOO Net Element Russia (“Net Element Russia”), a wholly owned subsidiary formed in Russia; and (5) Net Element Services, LLC, a wholly owned subsidiary formed in Florida.

The subsidiaries listed above are the parent companies of several other subsidiaries, which hold our underlying investments or operating entities.

TOT Group is the parent company of TOT Payments, LLC (“TOT Payments”) doing business as Unified Payments, a wholly owned subsidiary formed in Florida, Aptito, LLC, an 80% owned subsidiary formed in Florida (acquired June 18, 2013), TOT Group Europe LTD, a wholly owned subsidiary formed in the United Kingdom, Unified Portfolios, LLC, a wholly owned subsidiary formed in Florida and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.

•	TOT Payments, LLC is the parent company of:
o	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
o	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
o	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
o	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida;
o	TOT BPS, LLC, a wholly owned subsidiary formed in Florida;
•	OOO TOT Group Russia is the parent company of its wholly owned subsidiary, OOO Digital Provider (a company formed in Russia), PayOnline Systems, LLC (a wholly-owned company formed in Russia), Innovative Payment Technologies, LLC (a wholly-owned company formed in Russia) and TOT Group Kazakhstan, a wholly owned subsidiary formed in Kazakhstan.
•	Net Element Russia is the parent company of 100% owned OOO TOT Group. OOO TOT Group is inactive and in the process of being liquidated.
•	Netlab Systems, LLC is the parent company of Tech Solutions LTD (Cayman Islands).
•	TOT Group Europe LTD is 100% owner of Polimore Capital Limited (Cyprus) and Brosword Holding Limited (Cyprus).

All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of $13.6 million for the year ended December 31, 2016 and have an accumulated deficit of $157 million and a negative working capital of $6.3 million at December 31, 2016. In addition, we have a payment obligation of approximately $1.8 million due on May 20, 2017 associated with our PayOnline acquisition. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Our company is continuing with its plan to further grow and expand our payment processing operations in emerging markets, particularly in Russia and surrounding countries, and seek sources of capital to expand and pay our contractual obligations as they come due. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We are required to continually meet the listing requirements of The NASDAQ Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The NASDAQ Capital Market. On November 14, 2016, the bid price of our common stock fell below $1.00 and stayed below $1.00 for 30 consecutive business days. On December 28, 2016, we received a letter from NASDAQ providing us 180 days (until June 26, 2017) to regain compliance. To regain compliance, our stock closing bid price must remain above $1.00 for 10 consecutive trading days. If we do not regain compliance with the minimum closing bid price requirement, the NASDAQ Capital Market will provide written notice that our securities are subject to delisting. At such time, we would be entitled to appeal the delisting determination to a NASDAQ Listing Qualifications Panel. We cannot provide any assurance that our stock price will recover within the permitted grace period.

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

The independent auditors’ reports on our consolidated financial statements for the years ended December 31, 2016 and 2015 contain explanatory paragraphs expressing substantial doubt as to our ability to continue as a going concern.

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

On October 25, 2016, we entered into a settlement agreement which incorporated the above charge of $2,162,861 and an additional charge of $125,806 to adjust the accrual relating to the stock price guarantee obligation to the agreed upon amount of $2,288,667 plus 10% per annum interest accrued from May 20, 2016, payable in installments with a balloon payment of $1.8 million due in May 2017. As a result, for the year ended December 31, 2016, we recognized $125,887 for the related interest.

On October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the Sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves. These reserves are expected to be repaid during the first half of 2017 and we have recorded a charge in this amount for the year ended December 31, 2016.

The following table summarizes the fair value of consideration paid and the allocation of purchase price to the fair value of tangible and intangible assets acquired and liabilities assumed:

Purchase
price allocation
(in Millions)
Purchase Consideration:
Cash	$3.6
Fair Value of Earnout	0.6
Issuance of Net Element Stock	3.6
Total Consideration Transferred	$7.8

Purchase Price Allocation to Identifiable assets acquired and liabilities assumed (Preliminary)
Current Assets	$0.8
Merchant Portfolios and Client lists	1.4
Other Intangible Assets	2.9
Goodwill	3.0
Fixed Assets	0.1
Current Liabilities	(0.4)
Total Identifiable Net Assets	7.8
Total Purchase Price Allocation	$7.8

Assuming the acquisition of PayOnline occurred on January 1, 2015, Net Revenues and Net Loss from operations for the year ended December 31, 2015 would have been $42,725,207 and $12,240,344, respectively.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable (net) consist of amounts due from processors and Russian mobile operator intermediaries. Total net accounts receivable amounted to $7,126,429 and $5,198,993 at December 31, 2016 and 2015, respectively. Net accounts receivable consisted primarily of $2,391,646 and $1,764,087 of amounts due from Russian mobile operators, $185,650 and $211,019 due to PayOnline business and $4,549,133 and $3,223,287 of credit card processing receivables at December 31, 2016 and 2015 respectively.

Total allowance for doubtful accounts was $603,031 and $103,031 at December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, we recorded a provision of $500,000 for potentially uncollectible accounts receivable in our mobile payments business.

NOTE 6. FIXED ASSETS

Fixed assets are stated at acquired cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	December 31, 2016	December 31, 2015
Furniture and equipment	3 - 10	$185,301	$174,133
Computers	2 - 5	168,942	141,692
Total		354,243	315,825
Less: Accumulated depreciation		(236,948)	(153,702)

Total fixed assets, net		$117,295	$162,123

Depreciation expense for the years ended December 31, 2016 and 2015 was $83,245 and $129,343, respectively.

NOTE 7.  INTANGIBLE ASSETS

The Company had $3,589,850 and $5,423,880 in intangible assets at December 31, 2016 and 2015, respectively. Shown below are the details at December 31, 2016 and 2015:

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2014	$520,924	$1,082,731	$526,728	$-	$-	$-	$361,667	$2,492,050
Additions due to Payonline purchase	1,328,000	1,410,000	-	449,000	708,062	429,939	-	4,325,001
Other additions	163,129		878,085					1,041,214
Amortization	(463,452)	(842,806)	(356,753)	(93,542)	(146,290)	(90,793)	(280,000)	(2,273,636)
Divested	-	(160,750)	-	-	-	-	-	(160,750)
Balance at December 31, 2015	$1,548,601	$1,489,175	$1,048,060	$355,458	$561,772	$339,146	$81,667	$5,423,880
Additions	102,689	-	1,319,820			83		1,422,592
Amortization	(1,271,226)	$(704,184)	(670,543)	(149,668)	(234,064)	(145,270)	(81,667)	(3,256,622)
Balance at December 31, 2016	$380,064	$784,991	$1,697,337	$205,790	$327,708	$193,959	$-	$3,589,850

Amortization expense for the year ended December 31, 2016 was $3,383,265 of which $3,256,622 is described in the table above and $126,643 was for the amortization of terminal inventory placed for free. The inventory and its associated amortization are included in prepaid and other expenses, and is not included in the table above.

Amortization expense for the year ended December 31, 2015 was $2,383,818 of which $2,273,636 is described in the table above and $110,182 was for the amortization of terminal inventory placed with merchants without charge. The inventory and its associated amortization are included in prepaid and other expenses, and is not included in the table above.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense

2017	$1,196,616
2018	1,196,617
2019	1,196,617
2020	-
2021	-
Total	$3,589,850

As a result of the PayOnline acquisition in 2015, we recognized certain intangible assets with a fair market value of $4,325,001. This consisted of software ($1,328,000), client lists ($1,410,000), PCI certification ($449,000), trademarks ($708,062) and Domain names ($429,939). Amounts are included in table above and amortized accordingly.

Software

We capitalized software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized.

During the twelve months ended December 31, 2016 and 2015, we capitalized $102,689 and $163,129 of development costs as follows:

•	point of sale software ($1,469 and $107,619)
•	payment processing software ($89,101 and $46,868)
•	mobile payments billing software ($12,119 and $8,642)

For the twelve months ended December 31, 2016, amortization was $1,271,226. For twelve months ended December 31, 2015, amortization was $463,452.

Merchant Portfolios

Merchant Portfolios consisted of purchased portfolios that earn future streams of income for the foreseeable future. The remaining useful lives of these portfolios range from 15 months to 36 months at the time of acquisition. At December 31, 2016 and 2015 the net value of these portfolios was $784,991 and $1,489,175 respectively.

The useful lives of merchant portfolios represent management’s best estimate over which the Company will recognize the economic benefits of these intangible assets.

Trademarks and Domain Names

During 2015, we acquired certain trademarks with a $708,062 fair market value and domain names with a $429,939 fair market value at the date of acquisition. At December 31, 2016 and December 31, 2015, the net book values of these trademarks were $327,708 and $561,772, respectively, and the net book value of the domain names were $193,959 and $339,146, respectively.

For the twelve- months ended December 31, 2016, amortization for trademarks was $234,064. For the twelve months ended December 31, 2015, amortization was $146,290.

For the twelve months ended December 31, 2016, amortization for domain names was $145,270. For the twelve months ended December 31, 2015, amortization was $90,793.

PCI Certification

During 2015, we acquired a “Payment Card Industry” (PCI) Certification with our acquisition of PayOnline. This certification had a fair market value of $449,000 at the date of acquisition. At December 31, 2016 and December 31, 2015, the net book value of this certification was $205,790 and $355,458, respectively.

For the twelve-months ended December 31, 2016, amortization for this certification was $149,668. For the twelve months ended December 31, 2015, amortization for this certification was $93,542.

Non-Compete Agreements

In connection with our acquisition of Unified Payments, LLC in 2013, two key executives signed covenants not to compete. These covenants had a three-year life with a net book value $0 and $81,667 at December 31, 2016 and December 31, 2015, respectively.

NOTE 8. ACCRUED EXPENSES

At December 31, 2016 and December 31, 2015, accrued expenses amounted to $5,518,823 and $2,975,066 respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding as of December 31, 2016 and December 31, 2015.

	December 31, 2016	December 31, 2015
Accrued professional fees	$220,140	$220,140
PayOnline Accrual	3,784,451	618,500
Accrued interest	183,778	-
Accrued payroll	-	79,653
Accrued bonus	774,485	1,635,816
Accrued franchise taxes	180,000	-
Accrued foreign taxes	131,810	79,691
Short term loan advances	174,376	200,000
Other accrued expenses	69,783	141,266
	$5,518,823	$2,975,066

The accrual for PayOnline at December 31, 2016 consists of a $0.3 million earn-out accrual and a $2.0 million stock price guarantee obligation pursuant to a settlement agreement entered into in connection with the PayOnline acquisition. Additionally, it includes a $1.4 million obligation for refundable merchant reserves assumed pursuant to an amendment to the PayOnline acquisition agreement. See Note 11 for additional information.

Accrued performance bonuses were $774,485 and $1,635,816 at December 31, 2016 and 2015, respectively. At December 31, 2015, the bonus accrual consisted of bonuses that were owed at the date of the Unified Payments acquisition, plus additional bonus accruals from date of acquisition to December 31, 2015.

Accrued interest at December 31, 2016 is comprised of loan costs associated with RBL notes in the amount of $134,180 as a result of the issuance of additional RBL notes and interest payable of $49,598 associated with the PayOnline settlement agreement.

We were required to pay $180,000 to the state of Delaware on March 1, 2017, for franchise taxes relating to 2016. As such we recognized an accrual at December 31, 2016. In addition, we owed $131,810 in foreign taxes, which primarily consist of VAT and payroll taxes related to our Mobile and Online segments at December 31, 2016.

NOTE 9. SHORT TERM LOANS

Term Loan

On April 14, 2015, Revere Wealth Management, LLC provided a $200,000 term loan with an annual interest rate of 12% due May 31, 2015. Terms of the loan provided for fees of $2,500 and required that the first $65,000 of the loan proceeds be used to fund expenses associated with our convertible preferred stock transaction and convertible senior notes and warrants transaction. This loan was repaid in May 2015.

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

The notes accrued interest at 7% (default rate 18%) per year on the full face amount of $5,000,000, with accelerated interest and principal payments, payable in five (5) monthly installments in cash and/or shares of our common stock, and mature on April 30, 2018. The Notes were convertible into shares of our common stock at an initial price of $1.62 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the conversion price.

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

Pursuant to a letter agreement dated August 4, 2015, (i) all Notes became automatically (i.e., without any further action by us or the investors) null and void on October 11, 2015, (ii) the investors' right to purchase, and our obligation to issue, Additional Notes and Additional Warrants became automatically null and void on October 11, 2015.

On December 1, 2015, the warrants previously issued to the Series A Preferred stock investors were terminated and cancelled in exchange for 250,000 unrestricted shares of our common stock.

NOTE 10. LONG TERM DEBT

Long term debt consists of the following:

	December 31, 2016	December 31, 2015
RBL Capital Group, LLC	$4,044,056	$3,965,000
MBF Merchant Capital, LLC	520,303	-
Less Current Portion	(808,976)	(518,437)
Long Term Debt	$3,755,383	$3,446,563

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the original terms of the RBL Loan Agreement, we could borrow up to $10,000,000 from RBL during the 18 month period from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. At December 31, 2016 and 2015 we had $10,955,944 and $6,035,000 available on our RBL credit line. On May 2, 2016, we renewed our credit facility with RBL, increasing the facility from $10 million to $15 million and extended the term through February 2018.

The co-borrowers’ obligations to RBL pursuant to the RBL Loan Agreement are secured by a first priority security interest in all of the co-borrowers’ tangible and intangible assets, including but not limited to their merchants, merchant contracts and proceeds thereof, and all right title and interest in co-borrowers’ processing contracts, contract rights, and portfolio cash flows with all processors of the co-borrowers.

On July 17, 2014, we entered into a $3,315,000 promissory note with RBL. Net proceeds from the promissory note were used to repay a $3.0 million note previously due to MBF in addition to approximately $239,000 for working capital. The promissory note required interest only payments at 13.90% interest through January 2015 commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019. The promissory note balance reduced the amount available under our RBL credit line. The note also provided for a 2% front end fee due at execution of the note and a 4% backend fee due at the final payment of the note. At December 31, 2016, the promissory note balance was $0. During 2016, Crede CG III, Ltd. (“Crede”) purchased $1,849,481 of the principal balance of this promissory note in various tranches. We exchanged and extinguished these promissory note tranches for 164,262 shares of common stock during the second quarter of 2016, 992,032 shares of our common stock during the third quarter of 2016, and 196,080 shares during the fourth quarter of 2016. See “—Crede CG III, Ltd.” At December 20, 2016, the remaining balance of the note was refinanced into another note and its balance is $0.

Effective February 10, 2015, we entered into a $400,000 term note with RBL based on a draw down from the line of credit. The term note provided for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019 (maturity date), we were obligated to make interest and principal payments of $10,911 per month. We paid $8,000 in costs related to this loan. This term note was purchased by Crede, which was exchanged and extinguished for an aggregate of 219,284 shares of our common stock on June 9, 2016, June 23, 2016, and June 30, 2016.

Effective March 27, 2015, we entered into a $250,000 term note with RBL based on the draw down from the line of credit. The term note provided for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019 (the note maturity date), we were obligated to make interest and principal payments of $6,819 per month. We paid $5,000 in costs related to this term note. This term note was purchased by Crede, which was exchanged and extinguished for an aggregate of 91,744 shares of our common stock on May 9, 2016.

On May 4, 2016, we entered into a $250,000 term note with RBL. The term note provided for interest-only payments at 14.15% interest through October 20, 2016. From November 20, 2016 through October 20, 2020 (the note maturity date), we were obligated to make interest and principal payments of $6,850 per month. The term note also provided for a 2% front end fee, due upon the execution of the term note and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at December 31, 2016.

On May 20, 2016, we entered into a $400,000 term note with RBL. The term note provided for interest-only payments at 14.15% interest through November 20, 2015. From December 20, 2016 through November 20, 2020 (the note maturity date), we were obligated to make interest and principal payments of $10,961 per month. The term note also provided for a 2% front end fee, due upon the execution of the term note and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at December 31, 2016.

On June 23, 2016, we entered into a $190,000 term note with RBL. The term note provided for interest-only payments at 14.15% interest through December 20, 2016. From January 20, 2017 through December 20, 2020 (the note maturity date), we were obligated to make interest and principal payments of $5,206 per month. The term note also provided for a 2% front end fee, due upon the execution of the term note and a 4% backend fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at December 31, 2016.

On July 15, 2016, we entered into a $350,000 term note with RBL. The term note provided for interest-only payments at 14.15% through January 20, 2017. From February 20, 2017 through January 20, 2021, we were obligated to make interest and principal payments of $9,591. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at December 31, 2016.

On August, 15, 2016, we entered into a $400,000 term note with RBL. The term note provided for interest only payments at 14.15% through February 20, 2017. From March 20, 2017 through February 20, 2021, we were obligated to make interest and principal payments of $10,961. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at December 31, 2016.

On September 15, 2016, we entered into a $350,000 term note with RBL. The term note provided for interest only payments at 14.15% through March 20, 2017. From April 20, 2017 through March 20, 2021, we were obligated to make interest and principal payments of $9,591. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at December 31, 2016.

On November 7, 2016, we entered into a $350,000 term note with RBL. The term note provided for interest only payments at 14.15% through May 20, 2017. From June 20, 2017 through May 20, 2021, we were obligated to make interest and principal payments of $9,591. The term note also provided for a 2% front end fee due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at December 31, 2016.

On December 15, 2016, we entered into a $325,000 term note with RBL. The term note provided for interest only payments at 14.15% through June 20, 2017. From July 20, 2017 through June 20, 2021, we were obligated to make interest and principal payments of $8,906. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at December 31, 2016.

On December 20, 2016, we entered into a $4,044,055 term note with RBL. This note effectively refinanced all RBL notes described above. The term note provides for interest only payments at 14.15% through May 20, 2017 of $47,686. From June 20, 2017 through May 20, 2021, we are obligated to make interest and principal payments of $110,814. The term note also provides for a $20,000 front end refinancing fee, due upon the execution of the loan and a $104,600 back end fee due at the final payment on May 20, 2021.

MBF Merchant Capital, LLC

We issued the following notes payable to MBF Merchant Capital, LLC (MBF), which is owned by William Healy, a member of our board of directors.

On March 28, 2016, we entered into a $75,000 promissory note with MBF. The promissory note provides for interest only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we are obligated to make interest and principal payments of $7,990. The promissory note also provides for a 6% backend fee due at the final payment of the promissory note. As of December 31, 2016, the balance of the note was $23,420.

On April 19, 2016, we entered into a $300,000 promissory note with MBF. The promissory note provides for interest only payments at 15.5% through May 28, 2016. From June 28, 2016 through May 28, 2018, we are obligated to make interest and principal payments of $14,617. The promissory note also provides for a 6% back end fee due at the final payment of the promissory note. At December 31, 2016, the balance of the note was $221,826.

On July 1, 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 promissory note with MBF. The promissory note provides for interest only payments at 15.5% through June 28, 2016. From July 28, 2016 through June 28, 2018, we are obligated to make interest and principal payments of $17,224. The promissory note also provides for a 1% front end fee and for a 6.6% back end fee due at the final payment of the loan. At December 31, 2016 the remaining balance of the note was $275,056.

Crede CG III, Ltd.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede CG III, Ltd (“Crede”), an entity that purchased a portion our previously issued promissory notes held by RBL. Pursuant to the Master Exchange Agreement, we have the right to request exchanges up to $3,965,000 of RBL promissory notes purchased by Crede for shares of our common stock. Also, see Note 18. Subsequent Events.

For the year ended December 31, 2016, we exchanged 1,663,402 shares of our common stock with Crede for an aggregate of $2,499,481 of RBL promissory notes, including the full exchange of the $400,000 promissory note (originally entered into February 10, 2015) and $250,000 promissory note (originally entered into March 27, 2015), and the partial exchange for $1,849,481 of the $3,315,000 promissory note (originally entered July 17, 2014). These notes were purchased by Crede for an average per share exchange price of $1.68. The exchanges also settled current interest and loan fees of $302,294 and a non-cash exchange premium of $487,064. A summary of these exchanges for the year ended December 31, 2016 is as follows:

Date	Shares Issued	Exchange Price	Principal Reduction	Interest, Fees & Fair Value Charges
May 2, 2016	97,857	$2.87	$250,000	$63,142
May 9, 2016	91,744	2.72	237,367	56,214
May 16, 2016	66,405	2.57	162,633	36,581
June 9, 2016	99,025	2.02	148,341	83,378
June 23, 2016	57,663	1.73	88,479	28,000
June 30, 2016	62,596	1.60	85,050	30,123
July 8, 2016	125,220	1.60	178,650	56,762
July 22, 2016	164,603	1.82	284,567	79,200
August 4, 2016	52,791	1.89	80,671	34,939
August 9, 2016	104,942	1.91	182,012	50,961
August 12, 2016	103,617	1.93	184,114	50,059
August 31, 2016	156,546	1.28	177,893	61,619
September 9, 2016	90,138	1.11	86,749	28,629
September 16, 2016	194,175	1.03	181,825	82,253
November 8, 2016	98,040	1.02	81,363	28,441
November 14, 2016	98,040	1.02	89,767	19,057

Totals	1,663,402	$1.76	$2,499,481	$789,358

Cayman Invest, S.A.

On April 21, 2014, we had a Stock Subscription Receivable from Cayman Invest, S.A. (“CI”) associated with the issuance of a secured convertible senior promissory note. During 2015, we wrote off $1,111,130 for amounts that were not funded by CI.

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at December 31, 2016 is as follows:

2017	$808,976
2018	1,046,973
2019	1,010,396
2020	1,163,015
2021	534,999
Balance December 31, 2016	$4,564,359

NOTE 11. CONCENTRATIONS

The Company’s total revenue was $54,286,859 and $40,235,362 for the years ended December 31, 2016 and 2015 respectively.

Of the $54,286,859 in 2016 revenues, $48,784,854 (which also includes its newly acquired PayOnline Systems) was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $5,502,004 was derived from providing branded content during 2016.

Of the $40,235,362 in 2015 revenues, $31,204,871 (which also includes its newly acquired PayOnline Systems) was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $9,030,491 was derived from providing branded content during 2015.

The credit card processing revenues were from merchant customer transactions, which are processed primarily by two third-party processors (greater than 5%) during 2016 and two “third-party” processors (greater than 5%) during 2015. For the twelve months ended December 31, 2016, the Company processed 69% of its total revenue with Priority Data and 6% of its total revenue with National Processing Company (NPC) and during 2015, and 51% of its total revenue was processed with Priority Data, and 10% was processed with National Processing Company (NPC).

Mobile electronic payment revenues are generated from merchant customer transactions which are processed primarily by two mobile operators during the twelve months ended December 31, 2016 and during the twelve months ended December 31, 2015. For the year ended December 31, 2016, the Company processed 4% of its total revenue with Mobile Internet Solutions and 3% of its total revenue with HelpLine. During the twelve months ended December 31, 2015, the Company processed 9% of its total revenue with Beeline (OJSC Vimpelcom) and 5% of its total revenue with MTS (Mobile TeleSystems OJSC).

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

On October 25, 2016, we entered into a settlement agreement with the Sellers relating to the stock price guarantee provision in the PayOnline acquisition agreement pursuant to which we agreed to pay the Sellers an aggregate of $2,288,667 plus 10% per annum interest accrued from May 20, 2016 in installments pursuant to the payment schedule set forth in the settlement agreement and a balloon payment of $1.8 million in May 2017. As a result, for the twelve month period ended December 31, 2016, we recorded an additional charge of $125,806 to adjust the accrual relating to the stock price guarantee obligation to the amount agreed to in such settlement agreement and a charge of $125,887 for the related interest. In addition, on October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the Sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves. These reserves are expected to be refunded during the first half of 2017, and we have recorded a charge in this amount.

Leases

In May 2013, we entered into a lease agreement for approximately 4,716 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016.

In September 2016, this lease was extended for a period of five years commencing January 1, 2017 and expiring December 31, 2021 with monthly base rent increasing each year from $20,421 per month beginning January 1, 2017 ($245,046 per year) to $24,821 per month beginning January 1, 2021 ($297,855 per year). The extension has an early termination provision that allows us to cancel the lease with no cancellation fee if we enter into a new lease agreement with Canal Park Office, LLC. We are currently negotiating with Canal Park Office, LLC for a new, larger space.

NetLabs Systems, LLC, through its Russian representative office, currently leases 1,654 square feet of office space in Yekaterinburg, Russia, where it conducts Value Added Services and Sales Central CRM development activities, at annual rent of approximately $24,300.  The current lease term expires in June 1, 2017.

PayOnline Systems leases approximately 5,090 square feet of office space in Moscow, Russia at an annual rent of $141,867. The current lease term for the office space expires on July 15, 2017. For the first regional office, PayOnline leases approximately 276 square feet of office space in Ekaterinburg, Russia at annual rent of $3,328. For the second regional office, PayOnline leases approximately 155 square feet of office space in Almaty, Russia at annual rent of $1,340. The leases are automatically renewable. We believe that these facilities are adequate for our anticipated needs.

Net Element Russia leases approximately 2,033 square feet of office space in Moscow, Russia at annual rent of $73,960, as well as one corporate apartment at annual rent of $22,600. The current lease term for the office space expires on January 31, 2018 and we expect to renew this lease at that time. The current lease term for the corporate apartment expires on August 16, 2017. We believe that these facilities are adequate for our anticipated needs.

Litigation

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 125,000 shares of stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of Net Element, Inc. stock. There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares. To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the defendants to litigate amongst themselves as to how the shares should be distributed. Aptito.com, Inc. opposes the motion to interplead and has filed counterclaims relative to Aptito, LLC non-delivery of the 125,000 shares.  On February 10, 2017, the Court held a hearing on Aptito.com, Inc.’s motion to dismiss the complaint and Aptito, LLC and Net Element’s motion to dismiss Aptito.com, Inc.’s counterclaims.  The Court denied Aptito.com, Inc.’s motion to dismiss and granted Aptito, LLC and Net Element’s motion to dismiss the counterclaims without prejudice.  The Court also indicated that it will soon hold a hearing on the motion to interplead.  If the motion to interplead is granted, it will be up to the defendants to litigate as to the proper distribution of shares and Aptito, LLC should be discharged from any purported liability.    On March 21, 2017, Aptito.com, Inc. filed several counterclaims against Aptito, LLC and us, which we are disputing and will defend.

Gene Zell

In June 2014, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell for defamation of our Company and CEO and tortious interference with our business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. Zell violated the Court Order and the Court granted a Motion imposing sanctions against Zell. We continue to seek enforcement of the Court Order. On April 13, 2015, Zell filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court, on August 26, 2015, dismissed Zell’s Motion to dissolve the injunction and the injunction order prohibiting Zell from making further defamatory posts remains in place.  We intend to protect our rights by ongoing enforcement of the Injunction.

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

NOTE 13. RELATED PARTY TRANSACTIONS

On March 31, 2015, Star Equities, LLC (“Star”) provided a $125,000 advance to pay certain expenses. The loan was repaid in May 7, 2015. In addition, we received non-interest bearing advances from Star Equities, LLC, in the aggregate approximately $745,000 in 2015 and $117,000 in 2016. Oleg Firer, our CEO, is the Chairman and managing member of Star.

Effective March 28, 2016, we entered into a $75,000 term loan note with MBF Merchant Capital, LLC (“MBF”). The loan provides for interest only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we are obligated to make interest and principal payments of $7,990. The loan also provided a 6% backend fee due at the final payment of the loan. MBF of which William Healy, a member of our Board of Directors, is the sole member. As of December 31, 2016, $23,420 remains outstanding.

Effective April 19, 2016, we entered into a $300,000 term loan note with MBF. The loan provides for interest only payments at 15.5% through May 28, 2016. From June 28, 2016 through May 28, 2018, we are obligated to make interest and principal payments of $14,617. The loan also provided a 6% back end fee due at the final payment of the loan. As of December 31, 2016, $221,826 remains outstanding.

Effective July 1, 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 term loan note with MBF. The loan provides for interest only payments at 15.5% through June 28, 2016. From July 28, 2016 through June 28, 2018, we are obligated to make interest and principal payments of $17,224. The loan also provided a 1% front end fee and a 6.6% back end fee due at the final payment of the loan. As of December 31, 2016, $275,056 remains outstanding.

During 2015 and 2016, indirect agent commissions resulting from merchant processing of $108,567 were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our CEO, and Steven Wolberg, our Chief Legal Officer.

NOTE 14. STOCKHOLDERS’ EQUITY

On May 25, 2016, we effected a one-for-ten reverse stock split of our common stock. Our consolidated financial statements and disclosures reflect for this change in capital structure for all periods presented.

On June 12, 2015 and June 13, 2016, our shareholders approved 100,000,000 increases in our authorized common stock to 300,000,000 and 400,000,000, respectively.

Convertible Preferred Stock, Series A

On April 30, 2015, we entered into a $5,500,000 Security Purchase Agreement for the issuance of 5,500 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock paid dividends at 9% (default rate 18%) per year on the full face amount of $5,500,000, and required accelerated principal redemption and dividends payments to be made monthly in cash and/or shares of our common stock through October, 2015, and matured on April 20, 2017. The Series A Convertible Preferred Stock initially was convertible into shares of our common stock at $1.74 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the conversion price.

The conversion rights embedded in the Series A Convertible Preferred Stock were at a conversion price below-market, and subject to further market price adjustments and “down round” provisions. As a result, the beneficial conversion feature (“BCF”) was accounted for as a derivative financial instrument and was valued at date of issuance using the Black- Scholes-Merton options pricing model, resulting in a recorded value of $212,918 at the time of issuance.

During the year ended December 31, 2015, the holders of Series A Convertible Preferred Stock converted their 5,500 shares for 3,988,935 shares of our common stock. Pursuant to the agreement, we issued an additional 420,805 shares of our common stock resulting in a $1,346,648 charge for the value of the shares issued. Additionally, we recorded preferred stock dividends of $1,585,092 for this transaction.

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of common stock that are restricted (“Restricted Shares”); (v) units representing shares of common stock (“Performance Shares”); (vi) units that do not represent shares of common stock but which may be paid in the form of common stock (“Performance Units”); and (vii) shares of common stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of common stock available for award under the 2013 Plan at December 31, 2016 was 1,280,258, subject to adjustment as provided for in the 2013 Plan. The 2013 Plan is administered by the compensation committee.

On December 10, 2014, the Compensation Committee of the Board of Directors of the Company approved and authorized the issuance of 1,807,921 restricted shares of common stock and 119,194 incentive stock options to various employees for services performed during 2013 – 2015 and recorded a compensation charge of $1,684,534 for the 2013 – 2014 portions of these grants. An additional $897,800 of non-cash compensation expense was recognized during 2015.

2013 Equity Incentive Plan - Unrestricted Shares

During the twelve months ended December 31, 2016 and 2015, we issued common stock pursuant to the Net Element International, Inc. 2013 Equity Incentive Plan (as amended, the “2013 Plan”) to the members of our Board of Directors and recorded compensation charges of $7,363 and $87,000, respectively.

On June 13, 2016, we issued 475,000 shares of our common stock to named executives as additional compensation. We recorded a compensation charge of $1,007,000 for the fair value of shares provided.

2013 Equity Incentive Plan - Stock Options

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

In September, 2016, we issued 70,310 shares as incentive compensation to employees and recorded a non-cash compensation charge of $532,701.

At December 31, 2016, we had 333,956 incentive stock options outstanding with a weighted average exercise price of $2.60 and a weighted average remaining contract term of 9.18 years. All of the stock options were out-of-the-money and had no intrinsic value at December 31, 2016.

See Note 18. Subsequent Events, for awards granted after December 31, 2016.

Equity Issuances – Insider Financing

On September 11, 2015, the Company entered into the Letter Agreement with certain accredited investors, including Star Equities, LLC, of which our Chief Executive Officer, Oleg Firer is managing member and chairman of the board, Steven Wolberg, our Chief Legal Officer and Secretary, William Healey, a member of our Board of Directors, and Kenges Rakishev, Chairman of our Board of Directors and a significant shareholder (together, the “Investors”). Pursuant to the Letter Agreement, the Investors purchased from the Company an aggregate of (i) 11,357,143 restricted shares of Common Stock (the “Restricted Shares”) to be issued in the future and (ii) options to purchase 11,357,143 restricted shares of Common Stock, (the “Restricted Options”). The per share purchase price of each Restricted Share was $0.14 for an aggregate purchase price of $1,590,000. The Restricted Options will expire on the fifth (5th) annual anniversary of the date of the Letter Agreement. Prior to expiration, each Restricted Options is exercisable into one Restricted Share at the exercise price equal 110% of the closing trading price per one share of Common Stock reported on The NASDAQ Capital Market on the date of the Letter Agreement. Each Investor may elect to exercise it or his Amended Restricted Option through a cashless exercise.

On October 7, 2015, the Investors and the Company entered into an agreement to modify certain terms of the Letter Agreement relating to the Restricted Shares. Pursuant to such agreement, the parties agreed that the Restricted Shares would not be issued to the Investors until the Company’s stockholders approved the issuance of the Restricted Shares. In addition, on October 7, 2015, certain of the Investors and the Company entered into an agreement to modify the terms of the Restricted Options. Pursuant to such agreement, the parties agreed that the Restricted Options cannot be exercised by the Investors until the Company’s stockholders approve the issuance of common stock in connection with any such exercise. Such stockholder approval was obtained at a special meeting of the Company’s stockholders on November 14, 2015.

On January 21, 2016, the Company entered into a Second Additional Letter Agreement, as amended on April 14, 2016 (the “Second Additional Agreement”) with Kenges Rakishev. The Second Additional Agreement further modified the terms of the Letter Agreement, as amended. The Second Additional Agreement provided for the second and final round of $910,000 equity financing to the Company contemplated by the Letter Agreement in consideration for the issuance by the Company on June 13, 2016 to Kenges Rakishev of (i) 466,428 restricted shares of the Company’s common stock based on $1.95 per share price and (ii) options to purchase 466,428 restricted shares of the Company’s common stock with a strike price of $2.15 and a 5 year life.

Share Issuances - ESOUSA Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company (“ESOUSA”), in which ESOUSA committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30- month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, we paid shares of our common stock with a value equivalent $200,000 as a commitment fee to ESOUSA. The number of shares was calculated using the average of volume weighted average price for our common stock during the 3 trading day period immediately preceding the date of issuance of such shares. Accordingly, on August 31, 2016, we issued 131,171 shares of our common stock to ESOUSA based on the price of $1.52 per share.

On September 15, 2016, we issued 454,546 shares of our common stock to ESOUSA for an aggregate price of $500,000, or $1.10 per share in accordance with the Purchase Agreement. On October 25, 2016, we issued 94,340 shares of our common stock to ESOUSA for an aggregate price of $100,000, or $1.06 per share in accordance with the Purchase Agreement.

See Note 18. Subsequent Events, for equity issuances to ESOUSA after December 31, 2016.

Share Issuances - Crede CG III, Ltd.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede CG III, Ltd., an entity that purchased a portion our previously issued notes held by RBL. Pursuit to the Master Exchange Agreement, we have the right to request that Crede exchange up to $3,965,000 of the RBL promissory notes for shares of our common stock.

During the year ended December 31, 2016, we exchanged $2,801,776 of outstanding RBL promissory notes and associated fees for 1,663,402 shares of our common stock (See Note 10).

Other Share Issuances

On January 25, 2016, we issued 42,565 shares of our common stock in connection with the earn-out provisions of our acquisition of PayOnline. See Note 18. Subsequent Events, for additional earn-out shares issued after December 31, 2016.

On August 15, 2016, we issued 95,694 shares of our common stock and recorded a $200,000 charge in connection with the Orkin litigation settlement (see Note 12. Commitments and Contingencies)

NOTE 15. WARRANTS AND NON-INCENTIVE PLAN OPTIONS

Warrants

In 2013, our predecessor entity (then known as Cazador Acquisition Corporation Ltd.) issued 8,940,000 warrants to purchase 894,000 shares of common stock in connection with its private placement and initial public offering. At December 31, 2016 and 2015, we had warrants outstanding to purchase 893,890 shares of common stock. At December 31, 2016, the warrants have a weighted average exercise price of $75.00 per share and a weighted average remaining contractual term of 0.75 years (1.75 years at December 31, 2015). These warrants are “out-of-the-money” and have no intrinsic value at December 31, 2016 and 2015. The warrants are exercisable only if a registration statement relating to the common shares issuable upon exercise of the warrants is effective and current. These warrants expire on October 1, 2017.

On April 30, 2015, in connection with our issuance of a $5,000,000 senior convertible note, we issued 270,936 warrants to purchase shares of our common stock at a per share exchanged price of $17.40. On December 1, 2015, these warrants were exercised for 250,000 shares of common stock.

Non-Incentive Plan Options

At December 31, 2016, we had 1,602,142 non-incentive options outstanding with an exercise price of $2.18 and a remaining contract term of 3.92 years. These options were out of the money at December 31, 2016 and had no intrinsic value.

NOTE 16. INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	December 31,	December 31,
	2016	2015
United States	$(11,615,285)	$(11,748,447)
Foreign	(2,000,791)	(1,579,479)
	$(13,616,076)	$(13,327,926)

There was no current U.S. income tax or deferred income tax provision for years ended December 31, 2016 and December 31, 2015. There were current foreign tax provisions of $49,375 and $79,000 for the years ended December 31, 2016 and December 31, 2015 respectively.

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate at December 31, 2015 and December 31, 2016:

	December 31,	December 31,
	2016	2015
U. S. Federal statutory income tax rate	34.0%	34.0%
State income tax, net of federal tax benefit	4.1%	4.1%
Debt Extinguishment	0.0%	0.0%
Currency translation adjustment	-0.9%	3.9%
Stock based compensation related permanent differences	0.0%	-5.9%
Dividend on preferred stock related permanent differences	0.0%	-3.6%
Foreign taxes	-0.4%	-0.5%
Difference in foreign tax rates	3.4%	0.1%
Change in valuation allowance	-40.5%	-32.7%
Effective income tax rate	-0.4%	-0.5%

The effective tax rate on operations of -0.3% at December 31, 2016 varied from the statutory rate of 34%, primarily due to the permanent difference related to difference in foreign tax rates and the increase in our valuation allowance. The effective rate on operations of -0.6% at December 31, 2015 varied from the statutory rate of 34% primarily due to dividends paid on preferred stock, stock based compensation and the increase in our valuation allowance.

Significant components of our deferred tax assets and liabilities as of December 31, 2016 and December 31, 2015 are as follows:

	December 31,	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forwards	$19,556,555	$17,086,460
Stock based compensation	906,087	572,004
Contingent legal expenses	0	235,259
Basis difference in goodwill	2,604,306	3,038,988
Basis difference in fixed assets	19,899	62,710
Basis difference in intangible assets	1,714,761	1,447,782
Stock price guarantee adjustment	1,416,870	0
Valuation allowance for deferred tax assets	(26,218,478)	(22,443,203)
Total deferred tax assets	-	-

Deferred tax liabilities:
Basis difference in fixed assets	-	-
Basis difference in intangible assets	-	-
Total deferred tax liabilities	-	-

Net deferred taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At December 31, 2016, we had cumulative federal and state net operating losses (“NOLs”) carry forwards of approximately $51.4 million. At December 31, 2015, we had cumulative federal and state NOLs carry forwards of approximately $44.9 million. We also have $11.9 million and $10.4 million in foreign NOLs as of December 31, 2016 and 2015, respectively. The valuation allowance was increased by $3.6 million in fiscal year 2016. The fiscal 2016 increase was primarily related to additional operating loss incurred, and difference in tax and book basis of goodwill and other intangible assets. We have considered all the evidence, both positive and negative, that the NOLs and other deferred tax assets may not be realized and have recorded a valuation allowance for $26 million. The federal NOLs begin to expire in December 2025 while the foreign NOLs begin to expire in 2023.

The timing and manner in which we will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by us at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carryforward limitation periods. In the year 2016, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. We can still fully utilize the NOLs generated after the change of the ownership, which was approximately $11.1 million. Thus, the total of approximately $15.2 million as of December 31, 2016 is available to offset future income.

NOTE 17. SEGMENT INFORMATION

Prior to the fourth quarter of 2015, we had a single reportable business segment: payment processing for electronic commerce. On May 20, 2015, we obtained financial and operational control of PayOnline, a provider of online payment processing of online transactions in emerging markets for services fees. Additionally, we rebranded our Mobile Solutions business to Digital Provider and began reporting gross revenues for mobile payments where we provide access to branded content. Given the size of assets and revenues from PayOnline and Digital Provider, we began reporting segment information for three operating segments.

Our three reportable segments include: (i) North America Transaction Solutions for electronic commerce, (ii) Mobile Solutions (primary Russian Federation and CIS) (iii) Online Solutions, which started up with our acquisition of PayOnline Solutions on May 20, 2015. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. During the twelve months ending December 31, 2016, the principal revenue stream for all segments came from services fees and branded content. During the twelve months ending December 31, 2015 the revenue stream for all segments was service fees.

Factors management used to identify the entity’s reportable segments

Our reportable segments are business units that offer different products and services in different geographies. The reportable segments are each managed separately because they offer distinct products, in distinct geographic locations, with different delivery and service processes.

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

Segment Summary Information

Geographic Summary Information

	2016 Revenues	2016 Long- Lived Assets	2015 Revenues	2015 Long- Lived Assets
North America	$42,130,901	$9,468,105	$27,388,598	$9,152,499
Russia and CIS	12,155,958	4,625,602	12,846,764	6,430,306

The following tables present financial information of our reportable segments at December 31, 2016. The “corporate and eliminations” column includes all corporate expenses and intercompany eliminations required for consolidation.

Twelve months ended December 31, 2016	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	42,130,901	5,933,281	6,222,677	-	$54,286,859
Cost of revenues	36,342,465	5,287,960	4,077,816	-	45,708,241
Gross Margin	5,788,436	645,321	2,144,861	-	8,578,618
Gross margin %	14%	11%	34%	-	16%
General, administrative, and asset disposal	2,603,329	20,924	2,003,388	4,170,242	8,797,883
Non-cash compensation	-	-	-	3,463,435	3,463,435
Provision (recovery) for bad debt	1,173,815	511,772	2,760	(110)	1,688,237
Depreciation and amortization	1,201,268	18,970	1,837,709	408,564	3,466,511
Interest expense (income), net	555,212	(42,760)	(28,670)	980,051	1,463,833
Loss from stock value guarantee	-	-	-	3,722,142	3,722,142
Other expenses (income)	4,118	(446,592)	32,950	2,177	(407,347)
Net (loss) income for segment	$250,694	$583,007	$(1,703,276)	$(12,746,501)	$(13,616,076)
Segment assets	$14,934,000	$2,685,674	$5,125,140	$564,854	$23,309,668

Twelve months ended December 31, 2015	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$27,388,598	$9,043,705	$3,803,059	$-	40,235,362
Cost of revenues	23,497,808	8,124,763	2,354,644	-	33,977,215
Gross Margin	3,890,790	918,942	1,448,415	-	6,258,147
Gross margin %	14%	10%	38%	-	16%
General, administrative, and asset disposal	2,038,833	1,043,187	1,349,970	4,878,487	9,310,477
Non-cash compensation	-	-	-	4,306,304	4,306,304
Provision (recovery) for bad debt	749,952	(100,868)	-	487	649,571
Depreciation and amortization	1,212,266	20,625	971,830	308,442	2,513,163
Interest expense (income), net	538,994	-	773	3,035,931	3,575,698
Loss on change in fair value and settlement of beneficial conversion derivative	-	-	-	26,932,496	26,932,496
Gain on debt extinguishment	-	-	-	(27,743,980)	(27,743,980)
Gain on asset disposal	-	-	-	(40,369)	(40,369)
Other expenses (income)	3,715	4,762	74,198	38	82,714
Net (loss) income for segment	$(652,971)	$(48,764)	$(948,357)	$(11,677,836)	$(13,327,926)
Segment assets	$7,673,944	$1,848,574	$7,531,767	$5,859,226	22,913,561

NOTE 18. SUBSEQUENT EVENTS

On March 3, 2017, we entered into an Amendment to Master Exchange Agreement dated as of May 2, 2016 with Crede CG III, Ltd. The Amendment extended the expiration date from December 31, 2016 to August 31, 2017, which extends the time prior to which we have the right to request Crede to exchange the promissory notes for shares of the Company’s common stock on the terms and conditions set forth in the Agreement.

In connection with the ESOUSA Purchase Agreement (see Note 14 for additional information), we issued the following shares of our common stock to ESOUSA subsequent to December 31, 2016:

Issue	Number of	Purchase	Share
Date	Shares	Amount	Price
January 19, 2017	240,964	$200,000	$0.83
January 25, 2017	176,471	150,000	0.85
February 8, 2017	1,161,442	1,000,000	0.86
March 23, 2017	103,790	87,132	0.84
Totals	1,682,667	$1,437,132	$0.85

On March 1, 2017, we entered into a Promissory Note with Star in the principal amount of $348,083 (the “Note”). Pursuant to the Note, previously advanced $348,083 to us that is now being repaid with interest under this agreement. The note provides for 18 monthly interest payments of $3,481 through September 30, 2018 followed by one interest and principle payment on October 1, 2018. The principal balance of the Note outstanding bears interest at the rate of 12% per annum. In the event of any capital raise by us that is not in the ordinary course of business and that results in funding in excess of $5 million (a “Liquidity Event”), the Maturity Date will be accelerated to coincide with the closing date of such Liquidity Event.

Effective March 30, 2017, we entered into a $100,000 term note with RBL based on a draw down from the line of credit. The term note provided for interest-only payments at 14.4% interest through May 20, 2017. From June 20, 2017 through June 20, 2021 (maturity date), we were obligated to make interest and principal payments of $2,753 per month. We paid $2,000 in costs related to this loan at its inception and another $4,000 of costs is due at the maturity of the note.

Awards Under the 2013 Equity Incentive Compensation Plan, as amended

On February 28, 2017, the Compensation Committee (the “Committee”) of our Board of Directors approved and authorized grants of the following equity awards to our employees and consultants of the Company pursuant to our 2013 Equity Incentive Compensation Plan, as amended:

(i)	451,054 qualified options to acquire shares of our common stock (50% of such options vesting immediately and the balance 50% of such options vesting in 4 equal proportions quarterly after the grant date) and
(ii)	626,678 restricted shares of our common stock (50% of such shares vesting immediately and the balance 50% of such shares vesting in 4 equal proportions quarterly after the grant date).

Awards Outside the 2013 Equity Incentive Compensation Plan, as amended

On February 28, 2017, the Compensation Committee of our board of directors awarded to Oleg Firer, our Chief Executive Officer, 471,388 restricted shares of our common stock as performance bonus subject to shareholder approval. In addition, the Committee approved a $300,000 cash performance bonus to Oleg Firer, payable when we have sufficient capital to pay such cash bonus and cover the Company’s on-going monthly operations.

Other Stock Issuance

Pursuant to the earn out installment provisions of the PayOnline purchase agreement, we issued an additional 130,823 shares of our common stock and paid $108,583 in March 2017.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 12, 2012, by and between Cazador Acquisition Corporation Ltd. and Net Element, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2012)

2.2	Contribution Agreement, dated April 16, 2013, among Net Element International, Inc., Unified Payments, LLC, TOT Group, Inc., Oleg Firer, and Georgia Notes 18 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013.

2.3	Term Sheet, dated May 20, 2013, among TOT Group, Inc., Net Element International, Inc. and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2013)

2.4	Asset Purchase Agreement, dated June 18, 2013, between Aptito, LLC and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2013)

2.5	Contribution Agreement, dated September 25, 2013, among T1T Lab, LLC, Net Element International, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2013)

2.6	Assignment of Membership Interest, dated February 11, 2014, among T1T Group, LLC, Net Element, Inc., and T1T LAB, LLC (incorporated by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

2.7	Binding Offer Letter, dated March 16, 2015, among TOT Group Europe Ltd., Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 2.1 to Net Element’s Current Report on Form 8-K/A filed with the Commission on March 20, 2015)

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.10	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s second Current Report on Form 8-K filed with the Commission on May 24, 2016)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 15, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2016)

4.1	Specimen Common Stock Certificate of Net Element International, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Company with the Commission on August 31, 2012)

4.2	Warrant Certificate of Cazador Acquisition Corporation Ltd. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

4.3	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others (incorporated by reference to Exhibit 10.5 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.4	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.5	Secured Convertible Senior Promissory Note dated April 21, 2014 between the Company and Cayman Invest, S.A. (incorporated by reference to Exhibit 4.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 22, 2014)

4.6	Form of Amended and Restated Restricted Options to Purchase Shares of Restricted Common Stock (incorporated by reference to Exhibit 4.1 to Net Element’s Current Report on Form 8-K filed with the Commission on October 7, 2015)

4.7	Form of Option to Kenges Rakishev to Purchase Shares of Restricted Common Stock (incorporated by reference to Exhibit 4.1 to Net Element’s Current Report on Form 8-K filed with the Commission on January 22, 2016)

4.8	Registration Rights Agreement, dated as of July 6, 2016, between Net Element, Inc. and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2016)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

10.2

Memorandum of Understanding, dated March 23, 2012, by and between Cazador Acquisition Corporation Ltd. and Cazador Sub-Holdings Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 30, 2012)

10.3	Membership Interest Purchase Agreement (Motorsport) dated as of February 1, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.4	Joint Venture Agreement, dated April 6, 2012, between Net Element, Inc. and Igor Yakovlevich Krutoy (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 12, 2012)

10.5	Loan Agreement, dated July 4, 2012, between OOO Sat-Moscow and OOO Net Element Russia (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 10, 2012)

10.6	Credit Agreement, dated August 17, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.7	Agreement of Property Rights Pledge, dated August 17, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.8	General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (including related supplementary agreements) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2012)

10.9	Supplemental Agreements dated September 19, 2012, which amend the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.10#	Management and Consulting Services Agreement, dated October 24, 2012, between Bond Street Management LLC and Net Element International Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2012)

10.11	Agreement on transfer of rights and obligations, dated July 1, 2012, among Mobile Telesystems OJSC, OOO RM-Invest and OOO Digital Provider (formerly OOO TOT Money), with respect to Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from this Agreement. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.12	Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (including material supplementary agreements related thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. D0811373 and certain of the material supplementary agreements related thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.13	Contract No. CPA-86, dated September 1, 2012, between OJSC Megafon and OOO Digital Provider (formerly OOO TOT Money) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA-86. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.14	Contract No. 0382, dated September 20, 2012, between OJSC VimpelCom and OOO Digital Provider (formerly OOO TOT Money) (including Supplementary Agreement No. 1 thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. 0382 and Supplementary Agreement No. 1 thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.15	Loan Agreement, dated November 26, 2012, between Net Element International, Inc. and Infratont Equities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2012)

10.16	Term Sheet, dated March 8, 2013, between Unified Payments, LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.17	Loan Agreement, dated March 8, 2013, among Net Element International, Inc., Unified Payments, LLC, Oleg Firer and Georgia Notes 18 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.18	Form of Secured Revolving Note made by Unified Payments, LLC and payable to Net Element International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.19	Non-Recourse Guaranty, dated March 8, 2013, by Oleg Firer and Georgia Notes 18 LLC for the benefit of Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.20	Pledge Agreement, dated March 8, 2013, among Oleg Firer, Georgia Notes 18 LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.21	Loan Agreement, dated July 12, 2012, between OOO Digital Provider (formerly OOO TOT Money) and OOO RM Invest, as amended on July 30, 2012, August 17, 2012 and February 25, 2013 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.22	Termination Agreement for Management and Consulting Agreement, dated April 15, 2013, between Net Element International, Inc. and Bond Street Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013)

10.23	Form of Indemnification Agreement for executive officers, entered into between Net Element International, Inc. and each of Jonathan New, Dmitry Kozko, and Francesco Piovanetti (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 15, 2013)

10.24	Contract No. CPA/ML-17, dated March 1, 2013, between ZAO MegaLabs and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 15, 2013) (Net Element, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA/ML-17. The omitted information has been separately filed with the Commission.)

10.25	Commercial Lease, dated May 1, 2013, between BGC LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.26	Promissory Note, dated May 13, 2013, in the original principal amount of $2 million made by Net Element International, Inc. and payable to K1 Holding Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.27	Letter Agreement, dated January 14, 2013, among OOO Digital Provider (formerly OOO TOT Money), Tcahai Hairullaevich Katcaev and Varwood Holdings Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.28	Letter Agreement, dated July 1, 2013, among OOO Digital Provider (formerly OOO TOT Money), OOO NETE, Net Element International, Inc. and Tcahai Hairullaevich Katcaev (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.29	Settlement, Separation Agreement and General Release, dated May 10, 2013, between Net Element International, Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.30	Letter Agreement, dated August 28, 2013, among Net Element International, Inc., Oleg Firer, Steven Wolberg, Vladimir Sadovskiy, Georgia Notes 18, LLC, Kenges Rakishev and Mike Zoi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013)

10.31	Services Agreement, dated December 5, 2013, between Net Element International, Inc. an K 1 Holding Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.32	Letter Agreement, dated December 5, 2013, among TGR Capital, LLC, Net Element International, Inc. and K 1 Holding Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.33	Form of Incentive Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.34	Form of Non-Qualified Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.35	Form of Restricted Share Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.36	Assignment of Membership Interest, dated February 11, 2014, between Net Element, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Commission on May 15, 2014)

10.37	Loan and Security Agreement, dated June 30, 2014, among RBL Capital Group, LLC, as lender, and TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, as co-borrowers (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 2, 2014)

10.38	Amendment No. 1 effective June 30, 2014 between the Company and Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy (incorporated by reference to Exhibit 10.2 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Commission on August 14, 2014)

10.39	Master Exchange Agreement, dated as of September 15, 2014 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on September 15, 2014)

10.40	Supplement Agreement No. 14, dated May 21, 2014 (but executed by OOO Digital Provider (formerly OOO TOT Money) on September 17, 2014), to the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Receivables (Factoring) within Russia, dated September 19, 2012, between JSC Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on September 24, 2014)

10.41	Supplement Agreement No. 15, dated September 17, 2014, to the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Receivables (Factoring) within Russia, dated September 19, 2012, between JSC Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on September 24, 2014)

10.42	General Agreement No. 09969-HP on General Conditions of Factoring Services under “Liquidity” Program, dated as of November 5, 2014, between Bank Otkritie Financial Corporation and Digital Provider Limited Liability Company (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on November 19, 2014)

10.43	Additional Agreement on Factoring Services under “Finance” Program to General Agreement on General Conditions of Factoring Services under “Liquidity” Program No. 09969-HP as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on November 19, 2014)

10.44	Equity Distribution Agreement between the Company and Revere Securities, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

10.45	Securities Purchase Agreement (Series A Preferred Stock) among the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.46	Voting Agreement (related to Series A Preferred Stock sale) among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.47	Form of Lock-Up Agreement (related to Series A Preferred Stock transaction) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.48	Securities Purchase Agreement (Senior Convertible Notes and Warrants) among the Company and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 17, 2015)

10.49	Registration Rights Agreement among the Company and the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.50	Form of Lock-Up Agreement (related to Senior Convertible Notes and Warrants transaction) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.51	Form of Voting Agreement (related to Senior Convertible Notes and Warrants transaction) among the Company and the stockholders thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.52	Acquisition Agreement, dated May 20, 2015, among TOT Group Europe Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc. and Champfremont Holding Ltd., Polimore Capital Limited, Brosword Holding Limited and other Target Companies listed in Exhibit B thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.53	Escrow Agreement, dated May 20, 2015, among TOT Group Europe Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and Reznick Law, PLLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.54	Guaranty, dated May 20, 2015, among Net Element, Inc., Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.55	Guaranty, dated May 20, 2015, by Lacerta Management Ltd in favor of TOT Group Europe Ltd., and ТOT Group Russia LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-Kfiled with the Commission on May 27, 2015)

10.56	Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.57	Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.58	Letter Agreement, dated as of September 11, 2015, among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2015)

10.59	Additional Letter Agreement among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2015)

10.60	Amendment to Letter Agreement dated August 4, 2015, dated December 1, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015)

10.61	Amendment to Letter Agreement dated August 4, 2015, dated December 1, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015)

10.62	Second Additional Letter Agreement, dated as of January 21, 2016, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2016)

10.63	Amendment No. 1, dated as of April 14, 2016, to Second Additional Letter Agreement, dated as of January 21, 2016, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.64	Letter agreement, dated as of April 28, 2016 between the Company and RBL Capital Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2016)

10.65	Master Exchange Agreement, dated as of May 2, 2016 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2016)

10.66	Amendment to the Master Exchange Agreement, dated as of May 2, 2016 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2017)

10.67	Amendment No. 1, dated as of May 2, 2016, to the Loan and Security Agreement among TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC, TOT New Edge, LLC and RBL Capital Group, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2016)

10.68#	2013 Equity Incentive Plan approved on December 5, 2013 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on November 4, 2013)

10.69#	Amendment to 2013 Equity Incentive Plan approved on December 9, 2014 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 31, 2014)

10.70#	Amendment to 2013 Equity Incentive Plan approved on June 15, 2016 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2016)

10.71	Common Stock Purchase Agreement, dated as of July 6, 2016, between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2016)

10.72	Binding Letter of Intent, dated as of July 21, 2016 between Net Element, Inc., Paystar, Inc. and Nexcharge, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2016)

10.73	Settlement Agreement Amendment among Net Element, Inc., TOT Group Europe, Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2016)

10.74	Amendment to the Acquisition Agreement among Net Element, Inc., TOT Group Europe, Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and the Target Companies parties to thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2016)

10.75	Second Amendment to the Acquisition Agreement among Net Element, Inc., TOT Group Europe, Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and the Target Companies parties to thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2017)

10.76	Promissory Note, dated March 1, 2017, in the original principal amount of $348,083.32 made by the Company and payable to Star Equities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2017)

10.77*	Amendment to Commercial Lease, dated September 12, 2016, between BGC LLC and Net Element International, Inc.

10.78*	Second Amendment to Commercial Lease, dated November 16, 2016, between BGC LLC and Net Element International, Inc.

10.79	Corporate Guaranty, dated March 23, 2017, by Net Element, Inc. in favor of Cynergy Data, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2017)

10.80

Amendment to Master Exchange Agreement, dated as of March 3, 2017, between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2017)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016 and 2015; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

