Form 10-Q
period 2017-03-31
Net Element, Inc.
filed 2017-05-15
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 15, 2017 was 17,629,817.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

•	the impact of any new or changed laws, regulations, card network rules or other industry standards affecting our business including the U.S. government decision to impose sanctions or other legal restrictions that may restrict our ability to do business in Russia;
•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
•	our and our bank sponsors’ ability to adhere to the standards of the Visa® and MasterCard® payment card associations;
•	our reliance on third-party processors and service providers;
•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
•	our ability to pass along increases in interchange costs and other costs to our merchants;
•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;
•	the effects of increased competition, which could adversely impact our financial performance;
•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
•	the effect of adverse business conditions on our merchants;
•	our ability to adopt technology to meet changing industry and customer needs or trends;
•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
•	the impact of seasonality on our operating results;
•	the impact of any failure in our systems due to factors beyond our control;
•	the impact of any material breaches in the security of third-party processing systems we use;
•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing or VAT on content;
•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
•	our ability (or inability) to continue as a going concern;

•	foreign laws and regulations, which are subject to change and uncertain interpretation;
•	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
•	the other factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A of this Report and our subsequent filings with the U.S. Securities and Exchange Commission (the “Commission”).

If these or other risks and uncertainties (including those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A of this Report and the Company’s subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the Commission after the date of this Report.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

Net Element, Inc.

Form 10-Q

For the Three Months March 31, 2017

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$813,081	$621,635
Accounts receivable, net	6,724,985	7,126,429
Prepaid expenses and other assets	1,686,126	1,467,897
Total current assets, net	9,224,192	9,215,961
Fixed assets, net	113,908	117,295
Intangible assets, net	3,466,408	3,589,850
Goodwill	9,643,752	9,643,752
Other long term assets	536,512	742,810
Total assets	22,984,772	23,309,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	8,337,673	7,510,113
Accrued expenses	5,366,887	5,518,823
Deferred revenue	910,019	1,355,972
Notes payable (current portion)	719,564	808,976
Due to related parties	356,200	299,004
Total current liabilities	15,690,343	15,492,888
Notes payable (net of current portion)	3,844,115	3,755,383
Total liabilities	19,534,458	19,248,271

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 400,000,000 shares authorized and 17,527,466 and 15,353,494 shares issued and outstanding at March 31, 2017 and December 31, 2016)	1,753	1,535
Paid in capital	165,833,480	163,918,685
Accumulated other comprehensive loss	(2,474,513)	(2,486,616)
Accumulated deficit	(159,930,083)	(157,442,585)
Noncontrolling interest	19,677	70,378
Total stockholders' equity	3,450,314	4,061,397
Total liabilities and stockholders' equity	$22,984,772	$23,309,668

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2017	2016

Net revenues
Service fees	$12,729,663	$9,363,820
Branded content	832,278	1,897,239
Total revenues	13,561,941	11,261,059

Costs and expenses:
Cost of service fees	10,650,748	7,598,184
Cost of branded content	809,244	1,787,057
General and administrative	2,831,161	2,088,313
Non-cash compensation	596,404	360,984
Bad debt expense	279,759	251,741
Depreciation and amortization	657,363	888,118
Total costs and operating expenses	15,824,679	12,974,397
Loss from operations	(2,262,738)	(1,713,338)
Interest expense, net	(269,688)	(150,438)
Other expense, net	(5,773)	(21,819)
Net loss before income taxes	(2,538,199)	(1,885,595)
Income taxes	-	-
Net loss	(2,538,199)	(1,885,595)
Net loss attributable to the noncontrolling interest	50,701	37,876
Net loss attributable to Net Element, Inc. stockholders	(2,487,498)	(1,847,719)
Foreign currency translation	12,103	(29,741)
Comprehensive loss attributable to Net Element, Inc. stockholders	$(2,475,395)	$(1,877,460)

Loss per share - basic and diluted	$(0.15)	$(0.16)

Weighted average number of common shares outstanding - basic and diluted	16,476,061	11,293,434

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(2,487,498)	$(1,847,719)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non controlling interest	(50,701)	(37,876)
Share based compensation	596,404	360,984
Deferred revenue	(445,953)	(171,908)
Gain on Change in fair value and settlement of beneficial conversion derivative	-	-
Depreciation and amortization	657,363	888,118
Non cash interest	46,135	-
Amortization of debt discount	-	-
(Recovery of ) provision for loan losses	-	-
Gain on disposal of fixed asset	-	-
Gain on debt extinguishment	-	-
Changes in assets and liabilities
Accounts receivable	510,498	436,453
Prepaid expenses and other assets	(231,755)	334,291
Accounts payable and accrued expenses	449,284	(909,344)
Net cash used in operating activities	(956,223)	(947,001)

Cash flows from investing activities
Purchase of portfolio and client acquistion costs	(403,585)	(396,819)
Purchase of fixed, intangible and other assets	355	-
Net cash used in investing activities	(403,230)	(396,819)

Cash flows from financing activities
Proceeds from Common stock	1,437,132	-
Proceeds from indebtedness	92,000	75,000
Repayment of indebtedness	(92,680)	-
Related party advances	57,159	910,045
Net cash provided by financing activities	1,493,611	985,045

Effect of exchange rate changes on cash	57,288	57,537
Net increase (decrease) in cash	191,446	(301,238)

Cash at beginning of period	621,635	503,343
Cash at end of period	$813,081	$202,105

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$166,394	$150,438
Taxes	$64,314	$86,770

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Net Element, Inc. (“we”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in mobile payments and other transactional services in emerging countries and in the United States. We have three reportable segments: (i) North American Transaction Solutions for electronic commerce, (ii) Mobile Solutions which primarily serves the Russian Federation and Commonwealth of Independent States (“CIS”) and (iii) Online Solutions. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We are able to deliver these services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses. Through TOT Group Russia and Net Element Russia, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Russian Federation, CIS, Europe and Asia.

Business

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third-party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. We have agreements with several banks that sponsor us for membership in the Visa®, MasterCard®, American Express® and Discover® card associations and settle card transactions for our merchants. The principal Sponsoring Bank through which we processed the majority of our transaction in the United States during 2016 was BMO Harris Bank, N.A. On November 1, 2016, we moved all of our processing from BMO Harris Bank, N.A. to Merrick Bank, N.A. In addition, in February 2016, we entered into a bank identification (“BIN”) sponsorship agreement with Esquire Bank, N.A. As a result of our settlement with First Data, in 2016, we entered into a sponsoring agreement with Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services.

Our Mobile Solutions business, Digital Provider, LLC (“Digital Provider”) provides direct carrier billing payment solutions. Our relationships with mobile operators give us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer our clients in-app, premium SMS, WAP click, one click and other carrier billing services. We also market our own branded content as a separate line of business for our mobile commerce business from offices in Russia and Kazakhstan.

PayOnline provides flexible high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems, which includes Amadeus® and Sabre®. Key regions of PayOnline are the CIS, Eastern Europe, Central Asia, Western Europe, North American and Asia major sub regions. PayOnline offices are located in Russia, Kazakhstan and in the Republic of Cyprus.

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

We provide additional services including:

•	Payment processing POS solutions and value added services throughout the United States provided by TOT Payments doing business as Unified Payments ;

•	Proprietary cloud-based POS platform for the hospitality industry and small to medium sized businesses (“SMB”) merchants through Aptito and Restoactive ;

•	Proprietary integrated, global e-commerce and mobile payments processing platform and fraud management system through PayOnline ;

•	Integrated payment processing solutions to the travel industry, which includes integrations with various Global Distribution Systems (“GDS”) such as Amadeus®, Galileo®, Sabre®, additional geo filters and passenger name record (PNR) through Pay-Travel service offered by PayOnline ;

•	PayNet Solutions – universal payment platform provided by PayOnline (software-as-a-service “SaaS” and White Label models). Providing an opportunity for top clients of PayOnline to develop their own independent business solutions; and

•	Integrated direct-carrier, mobile operator billing solution for small ticket content providers and merchants throughout selected international markets provided by Digital Provider .

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

Basis of Presentation

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of expenses for the period presented. Actual results could differ from those estimates.

Significant estimates include (i) the valuation of acquired merchant portfolios, (ii) collectability of accounts receivable, (iii) the recoverability of indeterminate-lived assets, (iv) the remaining useful lives of long-lived assets, and (v) the sufficiency of merchant, aggregator, legal, and other reserves. On an ongoing basis, we evaluate the sufficiency and accuracy of our estimates. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the comparative period amounts to conform to our current period presentation. These reclassifications had no impact on previously presented financial condition or results of operations.

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000, at all FDIC insured institutions. The bank balances did not exceed FDIC limits at March 31, 2017 and December 31, 2016.

We had $614,312 and $498,308 in un-insured bank accounts in Russian and the Cayman Islands at March 31, 2017 and December 31, 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. In Russia, the service providers are subsidiaries of large telecommunication companies and we do not reserve for these receivables given their financial backing and our historical experience with such companies. Total allowance for doubtful accounts was $603,031 at March 31, 2017 and December 31, 2016.

Other Current Assets

We maintain an inventory of POS terminals which we use to service both merchants and independent sales agents. If the terminals are sold for a fee, we expense the cost of these terminals, plus any setup fees at the time of the sale. Often, we will provide the terminals as an incentive for merchants and independent sales agents to enter into a merchant contracts with us. The term of these contracts have an average length of three years and the cost of the terminal plus any setup fees will be amortized over the contract period. If the merchants early terminate their contract with us, they are obligated to either return the terminal or pay for the terminal. The Company had $376,743 and $311,206 in terminals, iPads ® and related equipment as of March 31, 2017 and December 31, 2016, respectively, of which $367,754 and $308,582 has been placed with merchants as of March 31, 2017 and December 31, 2016, respectively. Amortization of these terminals amounted to $51,542 and $36,646 for the periods ended March 31, 2017 and March 31, 2016, respectively.

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

Intangible Assets

Included in our intangible assets are merchant portfolios which represent the net carrying value of an acquired merchant customer base. Merchant portfolios are amortized on a straight-line basis over their respective contract terms, generally three to five years. Merchant portfolios are assessed for impairment if events or circumstances indicate that their respective carrying values are not recoverable from the future anticipated undiscounted net cash flows attributable to such assets. In such cases, the amount of any potential impairment would be measured as the excess, if any, of carrying value over the fair value of such assets.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three months ended March 31, 2017 and 2016, we did not recognize any charges for impairment of goodwill or intangible assets.

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to Independent Sales Groups (“ISGs”) for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The up-front cash payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time of payment and the capitalized acquisition costs are primarily amortized on a straight-line basis over a period of three years.

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

During the periods ended March 31, 2017 and December 31, 2016, we recorded $403,585 and $1,319,820, respectively, in additional capitalized customer acquisition costs, and $221,195 and $670,543, respectively, in related additional amortization. The balance of customer acquisition costs was $1,879,727 and $1,697,337 at March 31, 2017 and December 31, 2016, respectively, and is reflected in intangible assets in the accompanying consolidated balance sheets.

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

At March 31, 2017 and December 31, 2016, the residual commissions payable to ISGs and independent sales agents were $745,648 and $1,347,352, respectively.

We pay agent commission on annual fees between January and April of each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We deferred $581,183 and $863,604 of agent commissions paid for annual fees at March 31, 2017 and December 31, 2016, respectively. Prepaid agent commissions for annual fees are included in prepaid expenses and other assets, and commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, merchant portfolios, notes receivable, trade payables and debt instruments. The carrying values of cash and cash equivalents, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $4.6 million at March 31, 2017 and December 31, 2016 approximates fair value because current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the PayOnline acquisition were measured at fair value by us at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment was primarily based on observable inputs using company specific information and is classified as Level 3.

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

Our revenues for the three-months ended March 31, 2017 and 2016 are principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments (doing business as Unified Payments), which is our U.S. transaction processing company, PayOnline, which is our Russian online transaction processing company and Aptito, our POS solution for restaurants.

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

Service Fees:  Service fees are generated primarily from mobile payment processing services provided to third party content aggregators by Digital Provider. During July of 2015, Digital Provider began to offer its branded content to customers. Digital Provider’s revenues for the access of branded content are recorded at the amounts charged to the mobile subscriber. A corresponding charge to cost of sales for mobile operator and content fees is recorded for branded content. Revenues for access to branded content are recorded on the income statement as branded content revenues.

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

Subscription revenues for our branded content are recognized when a content subscriber initiates the purchase of access to content using WAP-click, Internet-click, or a SMS-to-short number registered to us.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At both March 31, 2017 and December 31, 2016, respectively, we had warrants outstanding to purchase 893,890 shares of common stock, and we had 2,381,741 and 1,936,099 stock options issued and outstanding that are anti-dilutive in effect.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the quarter ended March 31, 2017 and the year ended December 31, 2016, there was no impairment of goodwill and intangible assets.

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

We recognize net deferred tax assets to the extent that our management believes these assets are more likely than not to be realized. In making such a determination, management considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If management determines that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. In addition, see "Recently Issued Accounting Pronouncements" below regarding our adoption of guidance related to deferred taxes in the first quarter of 2017.

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We recognize a liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at March 31, 2017. Please see Note 15 for discussion of our uncertain tax positions.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the effects that the adoption of ASU 2014-9 will have on our condensed consolidated financial statements, and do not expect a material impact on our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. We adopted this ASU in the first quarter of 2017, which had no impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the effects that the adoption of ASU 2016-02 will have on our consolidated financial statements, and expect an increase in assets and liabilities on our balance sheet associated with the recognition of right-of-use office leases.

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

Following the consolidation principles promulgated by U.S. GAAP, these condensed consolidated financial statements include the assets, liabilities, results of operations, and cash flows of the following subsidiaries:

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

•	TOT Payments, LLC is the parent company of:

-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida;
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida

•	OOO TOT Group Russia is the parent company of its wholly owned subsidiary OOO Digital Provider (a company formed in Russia), PayOnline Systems, LLC (a wholly-owned company formed in Russia), Innovative Payment Technologies, LLC (a wholly-owned company formed in Russia) and TOT Group Kazakhstan, a wholly owned subsidiary formed in Kazakhstan.

•	Netlab Systems, LLC is the parent company of Tech Solutions LTD (Cayman Islands).
•	Net Element Russia is the parent company of a 100% owned OOO TOT Group. OOO TOT Group is inactive and in the process of being liquidated.
•	TOT Group Europe LTD is a 100% owner of Polimore Capital Limited (Cyprus) and Brosword Holding Limited (Cyprus)

All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the quarter ended March 31, 2017, we sustained a net loss of $2.5 million and have an accumulated deficit of $160 million and $6.4 million of negative working capital at March 31, 2017. We sustained a net loss of $13.6 million for the year ended December 31, 2016 and have an accumulated deficit of $157 million and a negative working capital of $6.3 million at December 31, 2016. In addition, we have a payment obligation of approximately $1.8 million due on May 20, 2017 associated with our PayOnline acquisition (see Note 17. Subsequent Events). The conditions above plus the risk of our ability to secure sufficient financing in order to pay such obligations raise substantial doubt about our ability to continue as a going concern.

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

We are continuing with our plan to further grow and expand our payment processing operations in the United States and emerging markets and seek sources of capital to expand and pay our contractual obligations as they come due. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2016 and 2015 contain an emphasis paragraph expressing substantial doubt as to our ability to continue as a going concern.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable (net) consist of amounts due from processors and Russian mobile operator intermediaries. Total net accounts receivable amounted to $6,724,985 and $7,126,429 at March 31, 2017 and December 31, 2016, respectively. Net accounts receivable consisted primarily of $2,835,618 and $2,391,646 of amounts due from Russian mobile operators, $226,123 and $185,650 due to PayOnline business and $3,663,244 and $4,549,133 of credit card processing receivables at each of March 31, 2017 and December 31, 2016, respectively.

Our allowance for doubtful accounts was $603,031 at March 31, 2017 and December 31, 2016. For the year ended December 31, 2016, we recorded a provision of $500,000 for potentially uncollectible accounts receivable in our mobile payments business.

NOTE 5. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	March 31, 2017	December 31, 2016
Furniture and equipment	3 - 10	$196,451	$185,301
Computers	2 - 5	187,608	168,942
Total		384,059	354,243
Less: Accumulated depreciation		(270,151)	(236,948)

Total fixed assets, net		$113,908	$117,295

Depreciation expense for the three months ended March 31, 2017 and March 31, 2016 was $33,203 and $7,560, respectively.

NOTE 6.  INTANGIBLE ASSETS

Shown below are the details of intangible assets at March 31, 2017 and December 31, 2016:

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2015	$1,548,601	$1,489,175	$1,048,060	$355,458	$561,772	$339,147	$81,667	$5,423,880
Additions	102,689	-	1,319,820			83		1,422,592
Amortization	(1,271,226)	$(704,184)	(670,543)	(149,668)	(234,064)	(145,270)	(81,667)	(3,256,622)
Balance at December 31, 2016	380,064	784,991	1,697,337	205,790	327,708	193,960	-	3,589,850
Additions	45,591	-	403,585	-	-	-		449,176
Amortization	(60,739)	(158,434)	(221,195)	(37,417)	(58,516)	(36,317)	-	(572,618)
Balance at March 31, 2017	$364,916	$626,557	$1,879,727	$168,373	$269,192	$157,643	$-	$3,466,408

Depreciation and amortization expense for the period ended March 31, 2017 and March 31, 2016 was $657,363 and $888,118, respectively. During the three months ended March 31, 2017, we incurred $572,618 of amortization as described in the table above. Additionally, we incurred $51,542 for the amortization of terminal inventory placed with merchant customers. The remaining $33,203, not included in table above, was for fixed assets (See Note 5. Fixed Assets). During the three months ended March 31, 2016, we amortized $846,737 for intangible assets and $33,821 for the amortization of terminal inventory placed with merchant customers. Additionally, we recorded $7,560 in depreciation for fixed assets (See Note 5. Fixed Assets).

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense

2017 (9 months)	$833,865
2018	1,111,820
2019	1,111,821
2020	408,902
2021	-
Total	$3,466,408

Software

At times, capitalized software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized.

During the three months and twelve months ended March 31, 2017 and December 31, 2016, respectively, we capitalized $45,591 and $102,689 of development costs as follows:

•	point of sale software ($43,176, and $1,469)

•	payment processing software ($0 and $89,101)

•	mobile payments billing software ($2,415 and $12,119)

For the three months ended March 31, 2017 and 2016, amortization was $60,739 and $353,304, respectively.

Merchant Portfolios

Merchant Portfolios consist of portfolios purchased by us that earn future streams of income. The remaining contract terms of these portfolios range from 15 to 36 months at the time of acquisition. The useful lives of merchant portfolios represent management’s best estimate over which we expect to recognize the economic benefits of these intangible assets. At March 31, 2017 and December 31, 2016, the net value of these portfolios were $626,557 and $784,991, respectively. For the three months ended March 31, 2017 and 2016 amortization was $158,434 and $176,046, respectively.

Trademarks and Domain Names

At March 31, 2017 and December 31, 2016, the net book values of trademarks were $269,192 and $327,708, respectively, and the net book value of the domain names were $157,642 and $193,959, respectively. For the three months ended March 31, 2017, amortization for trademarks was $58,516. For the three months ended March 31, 2016, amortization was $41,667. For the three months ended March 31, 2017, amortization for domain names was $36,317. For the three months ended March 31, 2016, amortization was $24,999.

PCI Certification

During 2015, we acquired a “Payment Card Industry” (PCI) Certification with our acquisition of PayOnline. This certification had a fair market value of $449,000 at the date of acquisition. At March 31, 2017 and December 31, 2016, the net book value of this certification was $168,373 and $205,790, respectively. For the three months ended March 31, 2017 and 2016, amortization for this certification was $37,417 and $37,417, respectively.

Non-Compete Agreements

In connection with the Company’s acquisition of Unified Payments, LLC in 2013, two key executives signed covenants not to compete. These covenants have a three-year life and had a net book value of $0 and $11,667 at March 31, 2017 and 2016, respectively. For the three months ended March 31, 2017 and 2016, amortization was $0 and $70,000, respectively. Non-Compete agreements were fully amortized at December 31, 2016.

NOTE 7. ACCRUED EXPENSES

At March 31, 2017 and December 31, 2016, accrued expenses amounted to $5,366,887 and $5,518,823, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
Accrued professional fees	$317,033	$220,140
PayOnline accrual	3,509,256	3,784,451
Accrued interest	148,854	183,778
Accrued bonus	1,130,511	774,485
Accrued franchise taxes	-	180,000
Accrued foreign taxes	135,684	131,810
Short term loan advances	80,397	174,376
Other accrued expenses	45,152	69,783
	$5,366,887	$5,518,823

The accrual for PayOnline at March 31, 2017 consists of a $0.3 million earn-out accrual and a $1.8 million stock price guarantee obligation pursuant to a settlement agreement entered into in connection with the PayOnline acquisition. Additionally, the accrual includes a $1.4 million obligation for refundable merchant reserves assumed pursuant to an amendment to the PayOnline acquisition agreement. See Note 11 for additional information.

The accrual for PayOnline at December 31, 2016 consists of a $0.3 million earn-out accrual and a $2.0 million stock price guarantee obligation pursuant to a settlement agreement entered into in connection with the PayOnline acquisition. Additionally, the accrual includes a $1.4 million obligation for refundable merchant reserves assumed pursuant to an amendment to the PayOnline acquisition agreement.

Accrued bonuses are attributed to our TOT Group subsidiaries resulting from a discretionary bonus accrual for $1,130,511 and $774,485 at March 31, 2017 and December 31, 2016, respectively.

NOTE 8. SHORT TERM DEBT

At March 31, 2017, short term debt consists of $719,564 and $808,976 in principal repayments due to RBL during the third and fourth quarter of 2017, respectively.

NOTE 9. LONG TERM DEBT

Long term debt consists of the following:

	March 31, 2017	December 31, 2016

RBL Capital Group LLC	$4,144,056	$4,044,056
MBF Merchant Capital LLC	419,623	520,303
Less Current Portion	(719,564)	(808,976)
Long Term Debt	$3,844,115	3,755,383

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the original terms of the RBL Loan Agreement, we could borrow up to $10,000,000 from RBL during the 18 month period from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. On May 2, 2016, we renewed our credit facility with RBL, increasing the facility from, respectively, $10 million to $15 million and extended the term through February 2018. At March 31, 2017 and December 31, 2016, we had $10,855,944 and $10,955,944 available on our RBL credit line.

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

On July 17, 2014, we entered into a $3,315,000 term note with RBL. Net proceeds from the term note were used to repay a $3.0 million note previously due to MBF in addition to approximately $239,000 for working capital. The term note required interest only payments at 13.90% interest through January 2015 commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019. The promissory note balance reduced the amount available under our RBL credit line. The note also provided for a 2% front end fee due at execution of the note and a 4% backend fee due at the final payment of the note. During 2016, Crede CG III, Ltd. (“Crede”) purchased $1,849,481 of the principal balance of this promissory note in various tranches. We exchanged and extinguished these promissory note tranches for 164,262 shares of common stock during the second quarter of 2016, 992,032 shares of our common stock during the third quarter of 2016, and 196,080 shares during the fourth quarter of 2016. See “—Crede CG III, Ltd.” At December 20, 2016, the remaining balance of the note was refinanced into another note and its balance was $0 at March 31, 2017 and December 31, 2016.

Effective February 10, 2015, we entered into a $400,000 term note with RBL based on a draw down from the line of credit. The term note provided for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019 (maturity date), we were obligated to make interest and principal payments of $10,911 per month. We paid $8,000 in costs related to this loan. This term note was purchased by Crede, which was exchanged and extinguished for an aggregate of 219,284 shares of our common stock on June 9, 2016, June 23, 2016, and June 30, 2016. The balance of this note was $0 at March 31, 2017 and December 31, 2016.

Effective March 27, 2015, we entered into a $250,000 term note with RBL based on the draw down from the line of credit. The term note provided for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019 (the note maturity date), we were obligated to make interest and principal payments of $6,819 per month. We paid $5,000 in costs related to this term note. This term note was purchased by Crede, which was exchanged and extinguished for an aggregate of 91,744 shares of our common stock on May 9, 2016. The balance of this note was $0 at March 31, 2017 and December 31, 2016.

On May 4, 2016, we entered into a $250,000 term note with RBL. The term note provided for interest-only payments at 14.15% interest through October 20, 2016. From November 20, 2016 through October 20, 2020 (the note maturity date), we were obligated to make interest and principal payments of $6,850 per month. The term note also provided for a 2% front end fee, due upon the execution of the term note and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at March 31, 2017 and December 31, 2016.

On May 20, 2016, we entered into a $400,000 term note with RBL. The term note provided for interest-only payments at 14.15% interest through November 20, 2015. From December 20, 2016 through November 20, 2020 (the note maturity date), we were obligated to make interest and principal payments of $10,961 per month. The term note also provided for a 2% front end fee, due upon the execution of the term note and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at March 31, 2017 and December 31, 2016.

On June 23, 2016, we entered into a $190,000 term note with RBL. The term note provided for interest-only payments at 14.15% interest through December 20, 2016. From January 20, 2017 through December 20, 2020 (the note maturity date), we were obligated to make interest and principal payments of $5,206 per month. The term note also provided for a 2% front end fee, due upon the execution of the term note and a 4% backend fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at March 31, 2017 and December 31, 2016.

On July 15, 2016, we entered into a $350,000 term note with RBL. The term note provided for interest-only payments at 14.15% through January 20, 2017. From February 20, 2017 through January 20, 2021, we were obligated to make interest and principal payments of $9,591. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at March 31, 2017 and December 31, 2016.

On August, 15, 2016, we entered into a $400,000 term note with RBL. The term note provided for interest only payments at 14.15% through February 20, 2017. From March 20, 2017 through February 20, 2021, we were obligated to make interest and principal payments of $10,961. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at March 31, 2017 and December 31, 2016.

On September 15, 2016, we entered into a $350,000 term note with RBL. The term note provided for interest only payments at 14.15% through March 20, 2017. From April 20, 2017 through March 20, 2021, we were obligated to make interest and principal payments of $9,591. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at March 31, 2017 and December 31, 2016.

On November 7, 2016, we entered into a $350,000 term note with RBL. The term note provided for interest only payments at 14.15% through May 20, 2017. From June 20, 2017 through May 20, 2021, we were obligated to make interest and principal payments of $9,591. The term note also provided for a 2% front end fee due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at March 31, 2017 and December 31, 2016.

On December 15, 2016, we entered into a $325,000 term note with RBL. The term note provided for interest only payments at 14.15% through June 20, 2017. From July 20, 2017 through June 20, 2021, we were obligated to make interest and principal payments of $8,906. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at March 31, 2017 and December 31, 2016.

On December 20, 2016, we entered into a $4,044,055 term note with RBL. This note effectively refinanced all RBL notes described above. The term note provides for interest only payments at 14.15% through May 20, 2017 of $47,686. From June 20, 2017 through May 20, 2021, we are obligated to make interest and principal payments of $110,814. The term note also required a $20,000 front end refinancing fee upon execution of the loan and a $104,600 back end fee due at the final payment on May 20, 2021.

Effective March 30, 2017, we entered into a $100,000 term note with RBL based on a draw down from the line of credit. The term note provides for interest-only payments at 14.4% interest through May 20, 2017. From June 20, 2017 through May 20, 2021 (maturity date), we are obligated to make interest and principal payments of $2,753 per month. We paid $2,000 in costs related to this term note at its inception and another $4,000 of costs is due at the maturity of the note.

Also see subsequent events Note 17 for activity that occurred after March 31, 2017.

MBF Merchant Capital, LLC

We issued the following notes payable to MBF Merchant Capital, LLC (MBF), which is owned by William Healy, a member of our Board of Directors.

On March 28, 2016, we entered into a $75,000 promissory were note with MBF. The promissory note provided for interest only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we were obligated to make interest and principal payments of $7,990. The promissory note also provided for a 6% backend fee due at the final payment of the promissory note. As of March 31, 2017 and December 31, 2016, the balance of the note was $0 and $23,420, respectively.

On April 19, 2016, we entered into a $300,000 promissory note with MBF. The promissory note provides for interest only payments at 15.5% through May 28, 2016. From June 28, 2016 through May 28, 2018, we are obligated to make interest and principal payments of $14,617. The promissory note also provides for a 6% back end fee due at the final payment of the promissory note. At March 31, 2017 and December 31, 2016, the balance of the note was $186,112 and $221,826, respectively.

On July 1, 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 promissory note with MBF. The promissory note provides for interest only payments at 15.5% through June 28, 2016. From July 28, 2016 through June 28, 2018, we are obligated to make interest and principal payments of $17,224. The promissory note also provides for a 1% front end fee and for a 6.6% back end fee due at the final payment of the promissory note. At March 31, 2017 and December 31, 2016, the remaining balance of the note was $233,510 and $275,056, respectively.

Crede CG III, Ltd.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede (the “Master Exchange Agreement”), an entity that purchased a portion our previously issued notes held by RBL described above. Pursuit to the Master Exchange Agreement, we have the right to request that Crede exchange up to $3,965,000 of the RBL promissory notes for shares of our common stock.

On March 3, 2017, we entered into an Amendment to Master Exchange Agreement with Crede, which extended the expiration date of the Master Exchange Agreement from December 31, 2016 to August 31, 2017. Accordingly, this extends the time to which we have the right to request Crede to exchange RBL promissory notes for shares of the Company’s common stock on the terms and conditions set forth in the Master Exchange Agreement.

For the quarters ended March 31, 2017 and 2016, we did not exchange any shares of our common stock for RBL promissory notes. For the year ended December 31, 2016, we exchanged 1,663,402 shares of our common stock with Crede for an aggregate of $2,499,481 of RBL promissory notes, including the full exchange of the $400,000 promissory note (originally entered into February 10, 2015) and $250,000 promissory note (originally entered into March 27, 2015), and the partial exchange for $1,849,481 of the $3,315,000 promissory note (originally entered July 17, 2014). These notes were purchased by Crede for an average per share exchange price of $1.76. The exchanges also settled current interest and loan fees of $302,294 and a non-cash exchange premium of $487,064. Also see Note 17. Subsequent Events.

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at March 31, 2017 is as follows:

2017 (9 months)	719,564
2018	1,068,621
2019	1,035,375
2020	1,191,838
2021	548,277
Balance March 31, 2017	$4,563,676

NOTE 10. CONCENTRATIONS

The Company’s total revenue was $13,561,941 and $11,261,059 for the three months ended March 31, 2017 and 2016, respectively.

Of the $13,561,941 in revenues for the three months ended March 31, 2017, $12,729,663 (which also includes PayOnline) was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $832,278 was derived from providing mobile payment services branded content the three months ended March 31, 2017.

Total revenue was $11,261,059 for the three months ended March 31, 2016, of which $9,363,82 (which also includes PayOnline) was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions, and $1,897,239 that was derived from providing mobile payment services branded content the three months ended March 31, 2016.

The credit card processing revenues were from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) during the three months ended March 31, 2017 and 2016. For the three months ended March 31, 2017 and 2016, the Company processed 73% and 71%, respectively, of its total revenue with Priority Payment, Inc. (f/k/a Cynergy Data, LLC) and 5% and 18%, respectively, of its total revenue with Vantiv, Inc. (f/k/a National Processing Company (NPC)).

Mobile electronic payment revenues were derived from merchant customer transactions processed by mobile operators. For the three months ended March 31, 2017, no mobile operator processed transactions that generated more than 5% our revenues. For the three months ended March 31, 2016, Beeline (OJSC Vimpelcom) processed transactions that generated 7% of our revenues.

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

On October 25, 2016, we entered into a settlement agreement with the Sellers relating to the stock price guarantee provision in the PayOnline acquisition agreement pursuant to which we agreed to pay the Sellers an aggregate of $2,288,667 plus 10% per annum interest accrued from May 20, 2016 in installments pursuant to the payment schedule set forth in the settlement agreement (also see Note 17). On October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the Sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves. These reserves are expected to be refunded in 2017.

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

Net Element Russia leases approximately 2,033 square feet of office space in Moscow, Russia at annual rent of $73,960, as well as one corporate apartment at annual rent of $22,600. The current lease term for the office space expires on January 31, 2018 and we expect to renew this lease at that time. The current lease term for the corporate apartment expires on August 16, 2017. The corporate apartment lease will be terminated on May 31, 2017. There is no cost for early termination.

We believe that our facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or acquire new facilities on acceptable terms.

Litigation

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 125,000 shares of stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of Net Element, Inc. stock. There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares. To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the defendants to litigate amongst themselves as to how the shares should be distributed. Aptito.com, Inc. opposes the motion to interplead and has filed counterclaims relative to Aptito, LLC non-delivery of the 125,000 shares.  On February 10, 2017, the Court held a hearing on Aptito.com, Inc.’s motion to dismiss the complaint and Aptito, LLC and Net Element’s motion to dismiss Aptito.com, Inc.’s counterclaims.  The Court denied Aptito.com, Inc.’s motion to dismiss and granted Aptito, LLC and Net Element’s motion to dismiss the counterclaims without prejudice.  The Court also indicated that it will hold a hearing on the motion to interplead. A hearing date has yet to be scheduled. If the motion to interplead is granted, it will be up to the defendants to litigate as to the proper distribution of shares and Aptito, LLC should be discharged from any purported liability. On March 20, 2017, Aptito. com filed amended counterclaims against Aptito, LLC as well as claims against the Company alleging amongst other matters, breach of contract and violations of federal and state securities laws. These counterclaims are without merit and Aptito, LLC and the Company have filed a motion to dismiss the claims and a motion for sanctions. Counsel is trying to schedule a hearing date for determination on these matters in July 2017.

Gene Zell

In June 2014, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell for defamation of our Company and CEO and tortious interference with our business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. Zell violated the Court Order and the Court granted a Motion imposing sanctions against Zell. We continue to seek enforcement of the Court Order. On April 13, 2015, Zell filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court, on August 26, 2015, dismissed Zell’s Motion to dissolve the injunction. In March 2017 the Court dismissed another Motion brought by Zell to dissolve the injunction. Accordingly the injunction order prohibiting Zell from making further defamatory posts remains in place. The Company intends to protect its rights by ongoing enforcement of the Injunction.

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

NOTE 12. RELATED PARTY TRANSACTIONS

In 2016, we and our subsidiary, TOT Group, Inc., entered into certain term loan notes with MBF. For additional information about such term loan notes, see “MBF Merchant Capital, LLC” in Note 9. William Healy, a member of our Board of Directors, is the sole member of MBF.

During the three months ended March 31, 2017 and 2016, agent commissions resulting from merchant processing of $24,926 and $0, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our CEO, and Steven Wolberg, our Chief Legal Officer.

On March 1, 2017, we entered into a promissory note with Star Capital Management, LLC, an entity which our CEO is the managing member, in the principal amount of $348,083 (the “Note”). Pursuant to the Note, previously advanced funds with the interest accrued through the date of the Note as determined at the execution of the Note in a total of $348,083. The Note provides for 18 monthly interest payments of $3,481 through September 30, 2018 followed by one interest and principle payment on October 1, 2018. The principal balance of the Note outstanding bears interest at the rate of 12% per annum. In the event of any capital raise by us that is not in the ordinary course of business and that results in funding in excess of $5 million (a “Liquidity Event”), the maturity date will be accelerated to coincide with the closing date of such Liquidity Event. The balance of this loan at March 31, 2017 and 2016 was $348,083 and $0, respectively and is included in the $356,200 balance in Due to related parties on our balance sheet at March 31, 2017.

NOTE 13. STOCKHOLDERS’ EQUITY

On May 25, 2016, we effected a one-for-ten reverse stock split of our common stock. Our consolidated financial statements and disclosures reflect for this change in capital structure for all periods presented.

On June 12, 2015 and June 13, 2016, our shareholders approved 100,000,000 increases in our authorized common stock to 300,000,000 and 400,000,000, respectively.

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified stock options (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights, which may be awarded either in tandem with Options or on a stand-alone basis; (iv) shares of common stock that are restricted; (v) units representing shares of common stock; (vi) units that do not represent shares of common stock but which may be paid in the form of common stock; and (vii) shares of common stock that are not subject to any conditions to vesting. The maximum aggregate number of shares of common stock available for award under the 2013 Plan at March 31, 2017 and December 31, 2016 was 207,938 and 1,280,258, respectively. The 2013 Plan is administered by the compensation committee.

On February 28, 2017, the Compensation Committee (the “Committee”) of our Board of Directors approved and authorized grants of the following equity awards to our employees and consultants of the Company pursuant to the 2013 Plan, as amended:

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

Awards Outside the 2013 Plan

On February 28, 2017, the Committee awarded to Oleg Firer, our Chief Executive Officer, 471,388 restricted shares of our common stock as performance bonus subject to shareholder approval.

Other Stock Issuance

Pursuant to the earn out installment provisions of the PayOnline purchase agreement, we issued an additional 130,823 shares of our common stock and paid $108,583 during March 2017. We accrued but not yet issued 20,161 shares to our independent directors for payment of services during the first quarter of 2017.

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

In connection with the ESOUSA Purchase Agreement, we issued the following shares of our common stock to ESOUSA during the three months ended March 31, 2017:

Issue	Number of	Purchase	Share
Date	Shares	Amount	Price
January 19, 2017	240,964	$200,000	$0.83
January 25, 2017	176,471	150,000	0.85
February 8, 2017	1,161,442	1,000,000	0.86
March 27, 2017	103,790	87,132	0.84
Totals	1,682,667	$1,437,132	$0.85

NOTE 14. WARRANTS AND NON-INCENTIVE PLAN OPTIONS

Warrants

In 2013, our predecessor entity (then known as Cazador Acquisition Corporation Ltd.) issued 8,940,000 warrants to purchase 894,000 shares of common stock in connection with its private placement and initial public offering. At March 31, 2017 and December 31, 2016, we had warrants outstanding to purchase 893,890 shares of common stock. At March 31, 2017, the warrants have a weighted average exercise price of $75.00 per share purchased and a weighted average remaining contractual term of 0.50 years (0.75 years at December 31, 2016). These warrants are “out-of-the-money” and have no intrinsic value at March 31, 2017 and December 31, 2016. The warrants are exercisable only if a registration statement relating to the common shares issuable upon exercise of the warrants is effective and current. These warrants expire on October 1, 2017.

Non-Incentive Plan Options

At March 31, 2017 and December 31, 2016, we had 1,602,142 non-incentive options outstanding with an exercise price of $2.18 and a remaining contract term of 3.67 and 3.92 years, respectively. These options were out of the money at March 31, 2017 and December 31, 2016 and had no intrinsic value.

NOTE 15. INCOME TAXES

Our net deferred tax assets primarily are comprised of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $52.3 million and $45.9 million for federal, and approximately $12.4 million and $10.8 million for foreign NOLs as of March 31, 2017 and March 31, 2016, respectively.

The timing and manner in which we will be able to utilize our NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by us at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carry forward limitation periods. In the year 2017, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. We can still fully utilize the NOLs generated after the change of the ownership, which was approximately $12.5 million. Thus, we expect the total of approximately $16.6 million as of March 31, 2017 is available to offset future taxable income.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation, we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize any of the benefit of its net deferred tax assets. Accordingly, at March 31, 2017, we maintain a full valuation allowance totaling approximately $24.4 million.

NOTE 16. SEGMENT INFORMATION

Our three reportable segments include: (i) North American Transaction Solutions for electronic commerce, (ii) Mobile Solutions (primarily servicing the Russian Federation and CIS) and (iii) Online Solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. During the three months ended March 31, 2017 and 2016, the principal revenue stream for all segments came from services fees and branded content.

Factors management used to identify the entity’s reportable segments

The Company’s reportable segments are business units that offer different products and services in different geographies. The reportable segments are each managed separately because they offer distinct products with different delivery and service processes.

North American Transaction Solutions

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

Mobile Solutions

Our Russian mobile and online payment processing segment consists of Digital Provider, which operates primarily in the Russian Federation and CIS.

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

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at March 31, 2017 and 2016. The “Corporate Expenses & Eliminations” column includes all corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended March 31, 2017	North American Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$10,964,919	$856,993	$1,740,029	$-	$13,561,941
Cost of revenues	9,461,449	816,963	1,181,580	-	11,459,992
Gross Margin	1,503,470	40,030	558,449	-	2,101,949
Gross margin %	14%	5%	32%	-	15%
General, administrative, and asset disposal	751,234	124,204	549,608	1,406,115	2,831,161
Non-cash compensation	-	-	-	596,404	596,404
Provision for bad debt	276,324	288	1,887	1,260	279,759
Depreciation and amortization	358,756	1,047	290,097	7,463	657,363
Interest expense (income), net	175,180	-	-	94,508	269,688
Other expenses	-	2,807	2,953	13	5,773
Net (loss) for segment	$(58,024)	$(88,316)	$(286,096)	$(2,105,763)	$(2,538,199)
Segment assets	$14,170,749	$3,631,656	$4,971,352	$211,015	$22,984,772

Three Months Ended March 31, 2016	North American Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$7,852,648	$1,993,504	$1,414,907	$-	11,261,059
Cost of revenues	6,653,033	1,814,588	917,620	-	9,385,241
Gross Margin	1,199,615	178,916	497,287	-	1,875,818
Gross margin %	15%	9%	35%	-	17%
General, administrative, and asset disposal	656,526	71,078	334,459	1,026,250	2,088,313
Non-cash compensation	-	-	-	360,984	360,984
Provision for bad debt	251,341	-	400	-	251,741
Depreciation and amortization	320,071	4,190	487,383	76,474	888,118
Interest expense, net	147,784	-	-	2,654	150,438
Other expenses	-	4,955	16,864	-	21,819
Net (loss) income for segment	$(176,107)	$98,693	$(341,819)	$(1,466,362)	$(1,885,595)
Segment assets	$6,866,093	$2,487,714	$6,644,945	$5,617,004	21,615,756

NOTE 17. SUBSEQUENT EVENTS

Effective April 17, 2017, we entered into a $400,000 term note with RBL based on a draw down from the line of credit. The term note provides for interest-only payments at 14.4% through May 20, 2017 of $5,208. From June 20, 2017 through May 20, 2021 (maturity date), we are obligated to make interest and principal payments of $11,011 per month. We paid $8,000 in costs related to this loan at its inception and another $16,000 of costs is due at the maturity of the note.

On April 26, 2017, we exchanged 102,351 shares of our common stock for $75,000 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $0.73. The exchange also settled current interest and loan fees of $4,500 and a non-cash exchange premium of $9,951.

On April 26, 2017, the $4,044,056 term note with RBL entered into on December 20, 2016 was revised to reflect the $75,000 exchange transaction mentioned above. As a result the note was updated to reflect a principal payment and interest payment of $108,759 beginning June 20, 2017.

As of the date of this filing, we are in negotiations for payments terms associated with the $1.8 million balloon payment due May 20, 2017 for the stock fair value true-up payment relating to the acquisition of PayOnline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A of this Report.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

We reported a net loss attributable to stockholders of $2,487,498, or $0.15 per share, for the three months ended March 31, 2017 as compared to a net loss attributable to stockholders of $1,847,719, or $0.16 per share, for the three months ended March 31, 2016. This resulted in an increase in net loss attributable to stockholders of $639,779 primarily as a result of higher general and administrative expenses and non-cash compensation expense offset by an improved gross margin.

Net revenues consist primarily of payment processing fees. Net revenues were $13,561,941 for the three months ended March 31, 2017 as compared to $11,261,059 for the three months ended March 31, 2016. The increase in net revenue is primarily due to organic growth of merchants in our North American Transaction Solutions segment which resulted in an increase to North American Transaction Solutions segment revenue of $3,112,271, (or 40% increase) for the three months ended March 31, 2017 versus the three months ended March 31, 2016. Increases in our North American Transaction Solutions segment revenue were primarily due to continued growth of SMB merchants with emphasis on value-added offerings. This was partially offset by a $1,136,511, (or 57%) decrease in our Mobile Solutions segment, as we continue to seek capital needed to prepay for content delivered through our platform as well as diversity to post-paid markets. Our Online Solutions segment revenue increased $325,122 (or 23%), from $1,414,907 for the three months ended March 31, 2016 to $1,740,029 for the three months ended March 31, 2017, primarily due to changes in foreign currency exchange rates.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended March 31, 2017 and 2016:

Gross Margin Analysis
	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	March 31, 2017	Mix	March 31, 2016	Mix	(Decrease)

North American Transaction Solutions	$10,964,919	81%	$7,852,648	70%	$3,112,271
Mobile Solutions	856,993	6%	1,993,504	18%	(1,136,511)
Online Solutions	1,740,029	13%	1,414,907	12%	325,122
Total	$13,561,941	100%	$11,261,059	100%	$2,300,882

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	March 31, 2017	revenues	March 31, 2016	revenues	(Decrease)

North American Transaction Solutions	$9,461,449	86%	$6,653,033	85%	$2,808,416
Mobile Solutions	816,963	95%	1,814,588	91%	(997,625)
Online Solutions	1,181,580	68%	917,620	65%	263,960
Total	$11,459,992	85%	$9,385,241	83%	$2,074,751

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	March 31, 2017	revenues	March 31, 2016	revenues	(Decrease)

North American Transaction Solutions	$1,503,470	14%	$1,199,615	15%	$303,855
Mobile Solutions	40,030	5%	178,916	9%	(138,886)
Online Solutions	558,449	32%	497,287	35%	61,162
Total	$2,101,949	15%	$1,875,818	17%	$226,131

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended March 31, 2017 were $11,459,992 as compared to $9,385,241 for the three months ended March 31, 2016. The $2,074,751 increase in cost of revenues was primarily due to a $2,808,416 increase in our North American Transaction Solutions segment due to increased volume. There was also a $263,960 increase in cost of revenues resulting from our Online Solutions segment operations also primarily due to changes in foreign currency rates. This was offset by a $997,625 decrease in our Mobile Solutions segment cost of revenues, which resulted from the decrease in sales for our Mobile Solutions segment for the three months ended March 31, 2017.

Gross Margin for the three months ended March 31, 2017 was $2,101,949, or 15% of net revenue, as compared to $1,875,818, or 17% of net revenue, for the three months ended March 31, 2016. The $226,131 increase in gross margin was due to the increased volume of processing in our North American Transaction Solutions offset by a decrease of $138,886 in our Mobile Solutions margin caused from a decrease in business.

Total operating expenses were $4,364,687 for the three months ended March 31, 2017. Total operating expenses for the three months ended March 31, 2017 consisted of general and administrative expenses of $2,831,161, non-cash compensation expenses of $596,404, provision for bad debts of $279,759, and depreciation and amortization of $657,363. Total operating expenses were $3,589,156 for the three months ended March 31, 2016, which consisted of general and administrative expenses of $2,088,313, non-cash compensation expenses of $360,984, provision for bad debts of $251,741, and depreciation and amortization of $888,118.

The components of our general and administrative expenses are discussed below.

General and administrative expenses for the three months ended March 31, 2017 and 2016 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss and include salaries and benefits, professional fees, rent, travel expense, filing fees, transaction gains, office expenses, communication expense, insurance expense, and other expenses required to run our business, as follows:

Three Months Ended March 31, 2017

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$480,617	$123,818	$221,755	$841,520	$1,667,710
Professional fees	168,076	25,071	225,342	255,201	673,690
Rent	-	15,169	39,468	98,428	153,065
Business development	1,824	962	9,020	1,581	13,387
Travel expense	32,804	5,096	1,171	56,225	95,296
Filing fees	-	-	-	6,426	6,426
Transaction (gains) losses	-	(49,324)	3,316	1,731	(44,277)
Office expenses	52,645	2,712	17,297	75,443	148,097
Communications expenses	13,319	700	30,087	20,624	64,730
Insurance expense	-	-	-	44,107	44,107
Other expenses	1,949	-	2,152	4,829	8,930
Total	$751,234	$124,204	$549,608	$1,406,115	$2,831,161

Three Months Ended March 31, 2016

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$393,446	$107,925	$112,773	$564,803	$1,178,947
Professional fees	163,239	1,108	83,743	276,297	524,387
Rent	-	11,086	32,092	93,066	136,244
Business development	8,770	-	24,673	-	33,443
Travel expense	41,312	3,875	2,938	8,884	57,009
Filing fees	-	-	-	16,499	16,499
Transaction (gains) losses	-	(55,533)	62,763	7,736	14,966
Office expense	19,599	2,054	11,311	29,510	62,474
Communications expense	30,160	274	4,091	23,432	57,957
Insurance expense	-	-	-	3,125	3,125
Other expenses	-	289	75	2,898	3,262
Total	$656,526	$71,078	$334,459	$1,026,250	$2,088,313

Variance

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$87,171	$15,893	$108,982	$276,717	$488,763
Professional fees	4,837	23,963	141,599	(21,096)	149,303
Rent	-	4,083	7,376	5,362	16,821
Business development	(6,946)	962	(15,653)	1,581	(20,056)
Travel expense	(8,508)	1,221	(1,767)	47,341	38,287
Filing fees	-	-	-	(10,073)	(10,073)
Transaction (gains) losses	-	6,209	(59,447)	(6,005)	(59,243)
Office expense	33,046	658	5,986	45,933	85,623
Communications expense	(16,841)	426	25,996	(2,808)	6,773
Insurance expense	-	-	-	40,982	40,982
Other expenses	1,949	(289)	2,077	1,931	5,668
Total	$94,708	$53,126	$215,149	$379,865	$742,848

Salaries, benefits, taxes and contractor payments were $1,367,710 for the three months ended March 31, 2017 as compared to $1,178,947 for the three months ended March 31, 2016.

Segment	Salaries and benefits for the three months ended March 31, 2017	Salaries and benefits for the three months ended March 31, 2016	Increase / (Decrease)
North American Transaction Solutions	$480,617	$393,446	$87,171
Mobile Solutions	123,818	107,925	15,893
Online Solutions	221,755	112,773	108,982
Corporate Expenses & Eliminations	841,520	564,803	276,717
Total	$1,667,710	$1,178,947	$488,763

The increase in salaries of $488,763 was due primarily to the increase of Corporate expenses for a $300,000 discretionary bonus payable to our CEO and approved by the Board of directors. The bonus is payable when cash flow of the business can support the payment. Additionally, North American Transaction Solutions segment salaries increased $87,171 due to an increase in headcount and sales incentives for key employees. We also saw an increase of $108,982 and $15,893, respectively, in our Online Solutions and Mobile Solutions segments which were primarily due to the Ruble exchange rate and to a lesser extent, salary increases.

Professional fees were $673,690 for the three months ended March 31, 2017 as compared to $524,387 for the three months ended March 31, 2016.

Three Months Ended March 31, 2017

Professional Fees	North American Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$42,599	$-	$713	$33,526	$76,838
SEC Compliance Legal Fees	-	-	-	23,750	23,750
Accounting and Auditing	-	-	9,219	112,782	122,001
Tax Compliance and Planning	-	-	-	14,900	14,900
Consulting	125,477	25,071	215,410	70,243	436,201
Total	$168,076	$25,071	$225,342	$255,201	$673,690

Three Months Ended March 31, 2016

Professional Fees	North American Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$28,171	$200	$513	$24,911	$53,795
SEC Compliance Legal Fees	-	-	-	43,750	43,750
Accounting and Auditing	-	-	578	121,344	121,922
Tax Compliance and Planning	-	-	-	-	-
Consulting	105,068	908	82,652	116,292	304,920
Total	$133,239	$1,108	$83,743	$306,297	$524,387

Variance

Professional Fees	North American Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$14,428	$(200)	$200	$8,615	$23,043
SEC Compliance Legal Fees	-	-	-	(20,000)	(20,000)
Accounting and Auditing	-	-	8,641	(8,562)	79
Tax Compliance and Planning	-	-	-	14,900	14,900
Consulting	20,409	24,163	132,758	(46,049)	131,281
Total	$34,837	$23,963	$141,599	$(51,096)	$149,303

Professional fees increased by $149,303 mainly due to Online Solutions segments’ consulting fees which increased by $132,758 mainly due to an increase in portfolio management consulting.

Non-cash compensation expense from share-based compensation was $596,404 for the three months ended March 31, 2017, compared to $360,984 for the three months ended March 31, 2016. The majority of these expenses were for employee and consultant incentives in both periods.

We recorded bad debt expense of $279,759 for the three months ended March 31, 2017 as compared to $251,741 for the three months ended March 31, 2016. For the three months ended March 31, 2017, we recorded a loss which was primarily comprised of $286,943 in ACH rejects offset by a $7,184 recovery from our Russian operations. For the three months ended March 31, 2016, we recorded a loss which was primarily comprised of $263,789 in ACH rejects offset by a $12,048 recovery from our Russian operations.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements.  Depreciation and amortization expense was $657,363 for the three months ended March 31, 2017 as compared to $888,118 for the three months ended March 31, 2016.

Interest expense was $269,688 for the three months ended March 31, 2017 as compared to $150,438 for three months ended March 31, 2016, representing an increase of $119,250 as follows:

Funding Source	Three months ended March 31, 2017	Three months ended March 31, 2016	Increase / (Decrease)
MBF Notes	$18,813	$-	$18,813
RBL Notes	143,058	147,784	(4,726)
Other	107,817	2,654	105,163
Total	$269,688	$150,438	$119,250

Other interest costs primarily consisted of $45,132 resulting from the stock price guarantee related to the PayOnline acquisition and $57,159 resulting from the promissory note entered into on March 1, 2017 with Star Capital Management, LLC. (See Note 12. Related Party Transactions).

The net loss attributable to non-controlling interests amounted to $50,701 for three months ended March 31, 2017 as compared to $37,876 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our total assets at March 31, 2017 were $23.0 million compared to $23.3 million at December 31, 2016. The period over period change in total assets is primarily attributable to a decrease in accounts receivables, due to collections of North American Transaction Solutions segment annual fees, a $0.2 million decrease in other long term assets due to a return of excess reserves held by North American Transaction Solutions segment processors, offset by a $0.2 million increase in prepaid and other expenses primarily due to our Mobile Solutions segment providing advances to partners.

At December 31, 2016, we had total current assets of $9.2 million including $0.6 million of cash, $7.1 million of accounts receivable, and $1.5 million of prepaid expenses and other assets.

We currently believe that we will require an additional $4.8 million to finance continuing operations as currently conducted over the next 12 months. In addition, we have a payment obligation of approximately $1.8 million associated with our PayOnline acquisition. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The net loss attributable to Net Element, Inc. stockholders was $2.4 million for the three months ended March 31, 2017 compared to $1.8 million for the three months ended March 31, 2016.

Operating activities used $956,223 of cash for the three months ended March 31, 2017 as compared to $947,001 of cash used for the three months ended March 31, 2016. Negative operating cash flow of $956,223 for the three months ended March 31, 2017 was primarily due to a net loss of $2,487,498 and a $231,755 increase in prepaid and other assets and a $445,953 net decrease of deferred revenue primarily resulting from amortization of annual fees, offset by a $449,284 increase in accounts payable and accrued expenses and a $510,498 decrease in account receivable.

For the three months ended March 31, 2017, investing activities used $403,230 in cash primarily for client acquisition costs as compared to $396,819 of cash used primarily to purchase portfolios and client acquisition costs for the three months ended March 31, 2016.

Financing activities provided $1,493,611 in cash for the three months ended March 31, 2017 as compared to $985,045 of cash provided from financing activities for the three months ended March 31, 2016. Financing activities provided $1,493,611 for the three months ended March 31, 2017, primarily from the sale of stock. Financing activities provided $985,045 in cash for the three months ended March 31, 2016 resulting from related party advances of $910,045 and proceeds from indebtedness of $75,000.

We have Russian operations that transact in foreign currencies including Russian Rubles, Euros, and Kazakhstan Tenges. The effect of exchange rate changes increased our US Dollar-denominated cash balance by $57,288 for the three months ended March 31, 2017 as compared to a $57,537 increase for the three months ended March 31, 2016.

Off-balance sheet arrangements

At March 31, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of March 31, 2017. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	We do not have sufficient personnel or financial resources to provide adequate risk assessment functions.

■	Changing Board of Directors and Key Employees: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. Due to continued changes in board membership, executive management and the composition of Company subsidiaries, we have not been able to provide adequate training to new board members and employees in order to establish adequate best practice procedures.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statement close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

■	We did not have adequate written procedures, risk assessment processes or board of directors training at March 31, 2017. Our quarterly reporting process, particularly in Russia, requires additional controls and processes.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

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

Except as specifically described above in this Item 4, there was no change in our internal control over financial reporting during our first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

For a discussion of legal proceedings, see “—Litigation” in Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this Report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

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

Net Element, Inc.

Date: May 15, 2017	By:	/s/ Jonathan New
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

