Form 10-Q
period 2017-06-30
Net Element, Inc.
filed 2017-08-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of August 11, 2017 was 19,000,385

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

•	the impact of any new or changed laws, regulations, card network rules or other industry standards affecting our business including the U.S. government decision to impose sanctions or other legal restrictions that may restrict our ability to do business in Russia;
•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
•	our and our bank sponsors’ ability to adhere to the standards of the Visa®, Discover®, American Express® and MasterCard® payment card associations;
•	our reliance on third-party processors and service providers;
•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
•	our ability to pass along increases in interchange costs and other costs to our merchants;
•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
•	the effect of the loss of key personnel on our relationships with ISGs, card associations, bank sponsors and our other service providers;
•	the effects of increased competition, which could adversely impact our financial performance;
•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
•	the effect of adverse business conditions on our merchants;
•	our ability to adopt technology to meet changing industry and customer needs or trends;
•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
•	the impact of seasonality on our operating results;
•	the impact of any failure in our systems due to factors beyond our control;
•	the impact of any material breaches in the security of third-party processing systems we use;
•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing or VAT on content;
•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
•	our ability (or inability) to continue as a going concern;

•	foreign laws and regulations, which are subject to change and uncertain interpretation;
•	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
•	the other factors described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and in Part II, Item 1A of this Report and our subsequent filings with the U.S. Securities and Exchange Commission (the “Commission”).

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

Net Element, Inc.

Form 10-Q

For the Three Months Ended June 30, 2017

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$1,274,279	$621,635
Accounts receivable, net	6,007,143	7,126,429
Prepaid expenses and other assets	1,219,524	1,467,897
Total current assets, net	8,500,946	9,215,961
Fixed assets, net	103,239	117,295
Intangible assets, net	3,308,229	3,589,850
Goodwill	9,643,752	9,643,752
Other long term assets	417,574	603,209
Total assets	21,973,740	23,170,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	7,516,761	7,510,113
Accrued expenses	4,437,601	5,518,823
Deferred revenue	439,074	1,355,972
Notes payable (current portion)	984,720	808,976
Due to related parties	366,636	299,004
Total current liabilities	13,744,792	15,492,888
Notes payable (net of current portion)	6,253,513	3,615,782
Total liabilities	19,998,305	19,108,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares
issued and outstanding at June 30, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 400,000,000 shares authorized and 17,968,317 and
15,353,494 shares issued and outstanding at June 30, 2017 and December 31, 2016)	1,797	1,535
Paid in capital	166,220,080	163,918,685
Accumulated other comprehensive loss	(2,620,615)	(2,486,616)
Accumulated deficit	(161,570,423)	(157,442,585)
Non controlling interest	(55,404)	70,378
Total stockholders' equity	1,975,435	4,061,397
Total liabilities and stockholders' equity	$21,973,740	$23,170,067

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Net revenues
Service fees	$15,456,310	$12,117,708	$28,362,086	$21,481,528
Branded content	684,731	1,575,140	1,340,896	3,472,379
Total revenues	16,141,041	13,692,848	29,702,982	24,953,907

Costs and expenses:
Cost of service fees	12,653,556	10,003,934	23,475,543	17,602,087
Cost of branded content	664,836	1,480,859	1,302,841	3,267,947
General and administrative	2,599,178	1,999,391	5,430,338	4,087,624
Non-cash compensation	128,537	2,014,589	724,941	2,375,573
Bad debt expense	865,863	125,238	1,145,621	376,979
Depreciation and amortization	573,018	844,535	1,230,381	1,732,653
Total costs and operating expenses	17,484,988	16,468,546	33,309,665	29,442,863
Loss from operations	(1,343,947)	(2,775,698)	(3,606,683)	(4,488,956)
Interest expense, net	(322,052)	(438,976)	(591,740)	(589,414)
Loss from stock value guarantee	-	(2,162,861)	-	(2,162,861)
Other income (expense)	(49,422)	(7,705)	(55,196)	(29,604)
Net (loss) income before income taxes	(1,715,421)	(5,385,240)	(4,253,619)	(7,270,835)
Income taxes	-	-	-	-
Net loss	(1,715,421)	(5,385,240)	(4,253,619)	(7,270,835)
Net loss attributable to the non controlling interest	75,081	38,792	125,782	76,668
Net loss attributable to Net Element, Inc. stockholders	(1,640,340)	(5,346,448)	(4,127,837)	(7,194,167)
Foreign currency translation loss	(146,102)	(496,041)	(133,999)	(525,782)
Comprehensive loss attributable to common stockholders	$(1,786,442)	$(5,842,489)	$(4,261,836)	$(7,719,949)

Loss per share - basic and diluted	$(0.09)	$(0.46)	$(0.24)	$(0.63)

Weighted average number of common shares outstanding - basic and diluted	17,715,382	11,635,434	17,099,145	11,464,434

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(4,127,837)	$(7,194,167)
Adjustments to reconcile net loss to net cash used in operating activities
Non controlling interest	(125,782)	(76,668)
Share based compensation	596,404	2,375,573
Deferred revenue	(916,898)	(417,887)
Provision for bad debts	192,895	-
Depreciation and amortization	1,230,381	1,732,652
Non cash interest	94,248	297,434
Changes in assets and liabilities
Accounts receivable	1,913,135	(331,566)
Prepaid expenses and other assets	284,661	270,932
Accounts payable and accrued expenses	(1,845,161)	1,876,961
Net cash used in operating activities	(2,703,954)	(1,466,736)

Cash flows from investing activities
Client acquisition costs	(966,147)	(741,514)
Receipt of excess reserves and (purchase) of fixed and other assets	180,423	(214,046)
Net cash used in investing activities	(785,724)	(955,560)

Cash flows from financing activities
Proceeds from common stock	1,437,132	-
Proceeds from indebtedness	3,298,792	1,215,000
Repayment of indebtedness	(624,918)	-
Related party advances	-	910,045
Net cash provided by financing activities	4,111,006	2,125,045

Effect of exchange rate changes on cash	31,316	(94,905)
Net increase (decrease) in cash	652,644	(392,156)

Cash at beginning of period	621,635	1,025,747
Cash at end of period	$1,274,279	$633,591

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$397,548	$589,414
Taxes	$64,314	$94,718
Non cash activities:
Share issuance for settlement of unpaid compensation	$-	$1,042,509
Shares issued for redemption of indebtedness	$258,107	$971,871
Shares issued in settlement of advances from board member	$-	$909,285

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Net Element, Inc. (“we”, “us”, “our” or the “Company”) is a global financial technology and value-added solutions group specializing in mobile payments and other transactional services in emerging countries and in the United States. We have three reportable segments: (i) North American Transaction Solutions for electronic commerce, (ii) Mobile Solutions which primarily serves the Russian Federation and Commonwealth of Independent States (“CIS”) and (iii) Online Solutions. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We are able to deliver these services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses (“SMBs”). Through Digital Provider, LLC (“Digital Provider”) (Russia) and PayOnline (Russia), we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Russian Federation, CIS, Europe and Asia.

Business

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third-party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. We have agreements with several banks that sponsor us for membership in the Visa®, MasterCard®, American Express® and Discover® card associations and settle card transactions for our merchants. These sponsoring banks include Merrick Bank, N.A., Esquire Bank, N.A. and Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services.

Our Mobile Solutions business, Digital Provider, provides direct carrier billing payment solutions. Our relationships with mobile operators give us substantial geographic coverage, a strong capacity for innovation in mobile payments and messaging, and the ability to offer our clients in-app, premium SMS (short message services, which is a text messaging service), Wireless Application Protocol (WAP)-click, one click and other carrier billing services. We also market our own branded content as a separate line of business for our mobile commerce business from offices in Russia and Kazakhstan.

PayOnline provides flexible high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems (“GDS”), which include Amadeus® and Sabre®. Key geographic regions that PayOnline serves include CIS, Eastern Europe, Central Asia, Western Europe, North American and Asia major sub regions. PayOnline offices are located in Russia, Kazakhstan and in the Republic of Cyprus. See Note 17 for events that occurred after June 30, 2017.

Aptito is a proprietary, cloud-based payments platform for the hospitality industry, which creates an online consumer experience in offline commerce environments via tablet, mobile and all other cloud-connected devices. Aptito’s easy to use point-of-sale (“POS”) system makes things easier by providing a comprehensive solution to the hospitality industry to help streamline management and operations. Orders placed tableside by customers directly speed up the ordering process and improve overall efficiency. Aptito's mobile POS system provides portability to the staff while performing all the same functions as a traditional POS system, and more.

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

We provide additional services including:

•	Payment processing POS solutions and value-added services throughout the United States provided by TOT Payments doing business as Unified Payments;

•	Proprietary cloud-based POS platform for the hospitality industry and SMB merchants through Aptito and Restoactive;

•	Proprietary integrated, global e-commerce and mobile payments processing platform and fraud management system through PayOnline;

•	Integrated payment processing solutions to the travel industry, which includes integrations with various GDS, such as Amadeus®, Galileo® and Sabre®, and additional geo filters and passenger name record (PNR) through Pay-Travel service offered by PayOnline;

•	PayNet Solutions – universal payment platform provided by PayOnline (software-as-a-service (“SaaS”) and White Label models) provides an opportunity for top clients of PayOnline to develop their own independent business solutions; and

•	Integrated direct-carrier, mobile operator billing solution for small ticket content providers and merchants throughout selected international markets provided by Digital Provider.

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

Basis of Presentation

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the balance sheet date and the reported amounts of expenses for the period presented. Actual results could differ from those estimates.

Significant estimates include (i) the valuation of acquired merchant portfolios, (ii) collectability of accounts receivable, (iii) the recoverability of long lived and indeterminate-lived assets, (iv) the remaining useful lives of tangible long-lived assets, and (v) the sufficiency of merchant, aggregator, legal, and other reserves. On an ongoing basis, we evaluate the sufficiency and accuracy of our estimates. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the comparative period amounts to conform to our current period presentation. These reclassifications had no impact on previously presented financial condition or results of operations.

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000, at all FDIC insured institutions. The bank balances did not exceed FDIC limits at June 30, 2017 and December 31, 2016.

We had $453,572 and $498,308 in uninsured bank accounts in Russia and the Cayman Islands at June 30, 2017 and December 31, 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. Total allowance for doubtful accounts was $795,925 and $603,031 at June 30, 2017 and December 31, 2016.

Other Current Assets

We maintain an inventory of POS terminals which we use to service both merchants and independent sales agents. If the terminals are sold for a fee, we expense the cost of these terminals, plus any setup fees at the time of the sale. Often, we will provide the terminals as an incentive for merchants and independent sales agents to enter into merchant contracts with us. The term of these contracts have an average length of three years and the cost of the terminal plus any setup fees are capitalized and amortized over the contract period. If the merchants early terminate their contract with us, they are obligated to either return the terminal or pay for the terminal. The Company had $406,822 and $311,206 in terminals, iPads ® and related equipment as of June 30, 2017 and December 31, 2016, respectively, of which $397,933 and $308,582 has been placed with merchants as of June 30, 2017 and December 31, 2016, respectively. Amortization of these terminals amounted to $84,864 and $78,549 for the six months ended June 30, 2017 and June 30, 2016. Amortization of these terminals amounted to $38,323 and $35,285 for the three months ended June 30, 2017 and June 30, 2016.

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

Intangible Assets

Included in our intangible assets are merchant portfolios which represent the net carrying value of merchant customer bases acquired. Merchant portfolios are amortized on a straight-line basis over their respective contract terms, generally three to five years. Merchant portfolios are assessed for impairment if events or circumstances indicate that their respective carrying values are not recoverable from the future anticipated undiscounted net cash flows attributable to such assets. In such cases, the amount of any potential impairment would be measured as the excess, if any, of carrying value over the fair value of such assets.

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three months ended June 30, 2017 and 2016, we did not recognize any charges for impairment of goodwill or intangible assets.

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

During the six months ended June 30, 2017 and the twelve months ended December 31, 2016, we recorded additional capitalized customer acquisition costs of $806,885 and $1,319,820, respectively. Additionally, we recorded $472,680 and $670,543 in related additional amortization for the six months ended June 30, 2017 and the twelve months ended December 31, 2016, respectively. The balance of customer acquisition costs was $2,031,542 and $1,697,337 at June 30, 2017 and December 31, 2016, respectively and is reflected in intangible assets in the accompanying condensed consolidated balance sheets.

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

At June 30, 2017 and December 31, 2016, the residual commissions payable to ISGs and independent sales agents were $940,222 and $1,347,352, respectively.

We pay agent commission on annual fees between January and April of each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We deferred $298,761 and $863,604 of agent commissions paid for annual fees at June 30, 2017 and December 31, 2016, respectively. Prepaid agent commissions for annual fees are included in prepaid expenses and other assets, and commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, merchant portfolios, notes receivable, trade payables and debt instruments. The carrying values of cash and cash equivalents, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $7.4 million at June 30, 2017 and $4.6 million at December 31, 2016 approximates fair value because current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy described below.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the PayOnline acquisition were measured at fair value by us at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill recoverability calculation was primarily based on observable inputs using company specific information and is classified as Level 3.

Foreign Currency Transactions

We are subject to foreign currency exchange rate risk in our foreign operations in Russia, the functional currency of which is Russian Ruble, where we generate service fee revenues and interest income and incurs product development, engineering, website development, and general and administrative costs and expenses. The Russian engineering operations pay a majority of their operating expenses in their local currencies, exposing us to exchange rate risk.

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

Our revenues for the three- and six- months ended June 30, 2017 and 2016 are principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments LLC (doing business as Unified Payments), which is our U.S. transaction processing company, PayOnline, which is our Russian online transaction processing company and Aptito, our POS solution for restaurants.

Our transactional processing businesses derive revenues primarily from the electronic processing of services including: credit, debit, electronic benefits transfer and alternative payment methods card processing authorized and captured through proprietary and third-party networks, electronic gift certificate processing, and equipment sales. These revenues are recorded as bankcard and other processing transactions when processed. In addition to generating service fees, Aptito earns monthly license fees for use of its platform.

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

Generally, we (i) are the primary obligor in our arrangements with our merchant customers, (ii) have latitude in establishing the price of our services, (iii) have the ability to change the product and perform parts of the services, (iv) have discretion in supplier selection, (v) have latitude in determining the product and service specifications to meet the needs of our merchant customers, and (vi) assume credit risk. In such cases, we report revenues as gross of fees deducted by our sponsoring member banks, as well as fees deducted from card-issuing member banks and card associations (Visa® and MasterCard®) on behalf of our sponsoring member banks for interchange and assessments. These fees charged by the card associations to process the credit card transactions are recorded separately as a cost of revenue in the accompanying condensed consolidated statement of operations and comprehensive loss.

We have multiple element arrangements that include bundled transactions with merchants encompassing annual PCI (payment card industry) fees, annual membership fees, and monthly processing fees.

We adopted Accounting Standard Update (“ASU”) 2009-13, “Multiple–Deliverable Revenue Arrangements.” ASU 2009-13 requires the use of the relative selling price method of allocating total consideration to units of accounting in a multiple element arrangement and eliminates the residual method. This accounting principle requires an entity to allocate revenue in an arrangement using estimated selling price deliverables if it does not have vendor specific objective evidence (VSOE) or third-party evidence (TPE) of selling price.

VSOE is the price charged when the same or similar product or service is sold separately. We define VSOE as a median price of recent stand-alone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. We evaluate each deliverable in its arrangements to determine whether it represents a separate unit of accounting. A deliverable constitutes a separate unit of accounting when it has stand-alone value to our customers. Our products (i.e., POS terminals) and services qualify as separate units of accounting under ASU 2009-13.

As noted above, merchant customers may be charged miscellaneous fees, including statement fees, annual fees, monthly minimum fees, fees for handling chargebacks, gateway fees, and fees for other miscellaneous services.

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

Cost of revenues for TOT Payments, Aptito and PayOnline is comprised primarily of processing fees paid to third parties attributable to providing transaction processing and service fees for POS system usage by our merchant customers. Interchange fees and cost of services are recognized as incurred and generally occur in the same period in which the corresponding revenue is recognized. Interchange fees are set by the card networks and are paid to the card-issuing bank. Interchange fees are calculated as a percentage of the dollar volume processed plus a per transaction fee. We also pay Visa® and MasterCard® network dues.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At both June 30, 2017 and December 31, 2016, we had warrants outstanding to purchase 893,890 shares of common stock. At June 30, 2017 and December 31, 2016, we had 2,345,221 and 1,936,099 stock options issued and outstanding, respectively, that are anti-dilutive in effect.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the quarter ended June 30, 2017 and the year ended December 31, 2016, there was no impairment of goodwill and intangible assets.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We recognize a liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at June 30, 2017. Please see Note 15 for discussion of our uncertain tax positions.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 , “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the effects that the adoption of ASU 2014-9 will have on our condensed consolidated financial statements, and do not expect a material impact on our financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. While we are currently evaluating the effects that the adoption of ASU 2016-02 will have on our consolidated financial statements, we expect an increase in assets and liabilities on our balance sheet associated with the recognition of right-of-use office leases.

In March 2016, the FASB issued Accounting Standards Update 2016-08 Revenue from Contracts with Customers (Topic 606) to clarify implementation guidance on principal versus agent considerations (for reporting revenue on a gross or net basis). The ASU is an amendment to Topic 606, clarifies the implementation guidance, and requires an entity to account for revenue as an agent when another entity controls the specified good or service before that good or service is transferred to the customer. This ASU is effective for annual periods beginning after December 15, 2017. We currently are preparing analyses, across all business lines and customers, to determine the effect of the new revenue recognition standard.  While we are currently evaluating the effects that the adoption of ASU 2016-08 will have on our consolidated financial statements, we believe that a portion of our revenue recognized for branded content in our Mobile Solutions business segment may no longer meet the conditions for gross reporting upon adoption of this ASU in 2018.

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

•	TOT Payments, LLC is the parent company of:

-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida;
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida

•	OOO TOT Group Russia is the parent company of its wholly owned subsidiary OOO Digital Provider (a company formed in Russia), PayOnline Systems, LLC (a wholly-owned company formed in Russia), Innovative Payment Technologies, LLC (a wholly-owned company formed in Russia) and TOT Group Kazakhstan, a wholly owned subsidiary formed in Kazakhstan.
•	Netlab Systems, LLC is the parent company of Tech Solutions LTD (Cayman Islands).
•	Net Element Russia is the parent company of a 100% owned OOO TOT Group. Net Element Russia and OOO TOT Group are inactive and in the process of being liquidated.
•	TOT Group Europe LTD is a 100% owner of Polimore Capital Limited (Cyprus) and Brosword Holding Limited (Cyprus)

All material intercompany accounts and transactions have been eliminated in consolidation.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the quarter ended June 30, 2017, we sustained a net loss of $1.7 million and have an accumulated deficit of $161.6 million. Furthermore, we had $5.2 million of negative working capital at June 30, 2017. We sustained a net loss of $13.6 million for the year ended December 31, 2016 and have an accumulated deficit of $157.4 million and a negative working capital of $6.3 million at December 31, 2016. The conditions above plus the risk of our ability to secure sufficient financing in order to pay such obligations raise substantial doubt about our ability to continue as a going concern.

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

We are required to continually meet the listing requirements of The Nasdaq Capital Market (including a minimum bid price for our common stock of $1.00 per share) to maintain the listing of our common stock on The Nasdaq Capital Market. On November 14, 2016, the bid price of our common stock fell below $1.00 and stayed below $1.00 for 30 consecutive business days. On December 28, 2016, we received a letter from Nasdaq providing us 180 days (until June 26, 2017) to regain compliance. The Company did not regain compliance and received a delisting notice from Nasdaq on June 27, 2017. The Nasdaq Listing Qualifications Staff determined that the Company had not regained compliance with the $1.00 per share minimum bid price requirement of the Nasdaq Listing Rules as of June 26, 2017. Further, the Company is not eligible for an extension of such period due to the value of the Company’s stockholders’ equity (as reported by the Company in its quarterly report on Form 10-Q filed with the with the Commission on May 15, 2017) being less than the minimum $5 million stockholders’ equity listing requirement for The Nasdaq Capital Market. We filed an appeal to the delisting with Nasdaq on July 5, 2017 and subsequently presented our appeal at a hearing with Nasdaq on August 10, 2017. We are currently awaiting the decision of the Nasdaq appeals board, which we expect to receive in August 2017.

Any delisting of our common stock from The Nasdaq Capital Market could adversely affect our ability to attract new investors, reduce the liquidity of our outstanding shares of common stock, reduce our flexibility to raise additional capital, reduce the price at which our common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for our stockholders. In addition, delisting of our common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, and might deter certain institutions and persons from investing in our securities at all. For these reasons and others, delisting could adversely affect our business, financial condition and results of operations. See Note 17.

The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2016 and 2015 contain an emphasis paragraph expressing substantial doubt as to our ability to continue as a going concern.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable (net) consist of amounts due from processors and Russian mobile operator intermediaries. Total net accounts receivable amounted to $6,007,143 and $7,126,429 at June 30, 2017 and December 31, 2016, respectively. Net accounts receivable consisted primarily of $1,322,818 and $2,391,646 of amounts due from Russian mobile operators, $208,851 and $185,650 due to PayOnline online processing business and $4,475,474 and $4,549,133 of credit card processing receivables at June 30, 2017 and December 31, 2016, respectively.

Our allowance for doubtful accounts was $795,925 and $603,031 at June 30, 2017 and December 31, 2016, respectively. For the year ended December 31, 2016, we recorded a provision of $500,000 for potentially uncollectible accounts receivable in our mobile payments business. We recognized an additional provision of $192,895 for the six months ended June 30, 2017.

NOTE 5. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	June 30, 2017	December 31, 2016
Furniture and equipment	3 - 10	$170,097	$185,301
Computers	2 - 5	187,608	168,942
Total		357,705	354,243
Less: Accumulated depreciation		(254,466)	(236,948)

Total fixed assets, net		$103,239	$117,295

Depreciation expense for fixed assets for the three and six months ended June 30, 2017 was ($15,685) and $17,518, respectively, and $11,954 and $19,523 respectively, for the three and six months ended June 30, 2016.

NOTE 6.  INTANGIBLE ASSETS

Shown below are the details of intangible assets at June 30, 2017 and December 31, 2016:

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2015	$1,548,601	$1,489,175	$1,048,060	$355,458	$561,772	$339,147	$81,667	$5,423,880
Additions	102,689	-	1,319,820			83		1,422,592
Amortization	(1,271,226)	$(704,184)	(670,543)	(149,668)	(234,064)	(145,270)	(81,667)	(3,256,622)
Balance at December 31, 2016	380,064	784,991	1,697,337	205,790	327,708	193,960	-	3,589,850
Additions	45,591	-	403,585	-	-	-		449,176
Amortization	(60,739)	(158,434)	(221,195)	(37,417)	(58,516)	(36,317)	-	(572,618)
Balance at March 31, 2017	$364,916	$626,557	$1,879,727	$168,373	$269,192	$157,643	$-	$3,466,408
Additions	-	-	403,300	-	-	-		403,300
Disposals	(11,099)							(11,099)
Amortization	(49,042)	(117,501)	(251,485)	(37,417)	(59,004)	(35,931)	-	(550,380)
Balance at June 30, 2017	$304,775	$509,056	$2,031,542	$130,956	$210,188	$121,712	$-	$3,308,229

Depreciation and amortization expense for the period ended June 30, 2017 and June 30, 2016 was $1,230,381 and $1,732,653, respectively. During the six months ended June 30, 2017, we incurred $1,122,998 of amortization as described in table above. Additionally, we incurred $84,864 for the amortization of terminal inventory placed with merchant customers during the six months ended June 30, 2017. The remaining $17,518, not included in table above, was for fixed assets (See Note 5. Fixed Assets). During the six months ended June 30, 2016, we amortized $1,713,130 for intangible assets and $69,117 for the amortization of terminal inventory placed with merchant customers. Additionally, we recorded $19,523 in depreciation for fixed assets (See Note 5. Fixed Assets).

Depreciation and amortization expense for the three months ended June 30, 2017 and June 30, 2016 was $573,018 and $844,535, respectively. During the three months ended June 30, 2017, we incurred $550,380 of amortization as described in the table above. Additionally, we incurred $38,323 for the amortization of terminal inventory placed with merchant customers. The remaining $(15,685), not included in table above, was for fixed assets (See Note 5. Fixed Assets) due to an adjustment in from our Russian segments. During the three months ended June 30, 2016, we amortized $797,296 for intangible assets and $35,285 for the amortization of terminal inventory placed with merchant customers. Additionally, we recorded $11,954 in depreciation for fixed assets (See Note 5. Fixed Assets).

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense

2017 (6 months)	$675,687
2018	1,111,820
2019	1,111,821
2020	408,901
2021	-
Total	$3,308,229

Software

At times, capitalized software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized.

During the six months and twelve months ended June 30, 2017 and December 31, 2016, respectively, we capitalized $45,591 and $102,689 of software development costs as follows:

•	point of sale software ($43,176 and $1,469)

•	payment processing software ($0 and $89,101)

•	mobile payments billing software ($2,415 and $12,119)

For the three months and six months ended June 30, 2017 and 2016, amortization was $49,042 and $109,781 and $350,175 and $703,479, respectively.

Merchant Portfolios

Merchant Portfolios consist of portfolios purchased by us that earn future streams of income. The remaining contract terms of these portfolios range from 15 to 36 months at the time of acquisition. The useful lives of merchant portfolios represent management’s best estimate over which we expect to recognize the economic benefits of these intangible assets. At June 30, 2017 and December 31, 2016, the net value of these portfolios was $509,056 and $784,991, respectively. For the three and six months ended June 30, 2017, amortization of merchant portfolios was $117,501 and $275,935, respectively. For the three and six months ended June 30, 2016, amortization of merchant portfolios was $176,046 and $352,092, respectively.

Trademarks and Domain Names

At June 30, 2017 and December 31, 2016, the net book value of trademarks was $210,188 and $327,708, respectively, and the net book value of the domain names were $121,712 and $193,960, respectively. For the three months and six months ended June 30, 2017, amortization for trademarks was $59,004 and $117,520, respectively and for the three and six months ended June 30, 2016, amortization was $41,667 and $83,334, respectively. For the six and three months ended June 30, 2017, amortization for domain names was $35,931 and $72,248, respectively. For the three and six months ended June 30, 2016, amortization for domain names was $24,999 and $49,998 respectively.

PCI Certification

At June 30, 2017 and December 31, 2016, the net book value of our PCI certification was $130,956 and $205,790, respectively. For the three and six months ended June 30, 2017 and 2016, amortization for this certification was $37,417 and $74,834, respectively.

Non-Compete Agreements

In connection with the Company’s acquisition of Unified Payments, LLC in 2013, two key executives signed covenants not to compete. These covenants had a three-year life and at June 30, 2017 and December 31, 2016, the net book value was zero.

NOTE 7. ACCRUED EXPENSES

At June 30, 2017 and December 31, 2016, accrued expenses amounted to $4,437,601 and $5,518,823, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Accrued professional fees	$317,033	$220,140
PayOnline accrual	2,509,256	3,784,451
Accrued interest	165,082	183,778
Accrued bonus	1,179,563	774,485
Accrued franchise taxes	-	180,000
Accrued foreign taxes	177,516	131,810
Short term loan advances	55,714	174,376
Other accrued expenses	33,437	69,783
	$4,437,601	$5,518,823

The accrual for PayOnline at June 30, 2017 consists of a $1.1 million stock price guarantee obligation pursuant to a settlement agreement entered into in connection with the PayOnline acquisition. Additionally, the accrual includes a $1.4 million obligation for refundable merchant reserves assumed pursuant to an amendment to the PayOnline acquisition agreement. See Note 11 and Note 17 for additional information.

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

Accrued bonuses are attributed to our TOT Group subsidiaries resulting from a discretionary bonus accrual for $1,179,563 and $774,485 at June 30, 2017 and December 31, 2016, respectively.

NOTE 8. SHORT TERM DEBT

At June 30, 2017 and December 31, 2016, short term debt consists of $984,720 and $808,976, respectively in principal repayments due to RBL Capital Group, LLC.

NOTE 9. LONG TERM DEBT

Long term debt consists of the following:

	June 30, 2017	December 31, 2016

RBL Capital Group, LLC	$4,544,056	$4,044,056
Priority Payments Systems LLC	2,498,792	-
MBF Merchant Capital, LLC	339,330	520,303
Subtotal	7,382,178	4,564,359
Less Deferred loan costs	(143,945)	(139,601)
Subtotal	7,238,233	4,424,758
Less Current portion	(984,720)	(808,976)
Long term debt	$6,253,513	$3,615,782

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the original terms of the RBL Loan Agreement, we could borrow up to $10,000,000 from RBL during the 18 month period from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. On May 2, 2016, we renewed our credit facility with RBL, increasing the facility from $10 million to $15 million and extended the term through February 2018. At June 30, 2017 and December 31, 2016, we had $10,855,944 and $10,955,944 available under our RBL credit line.

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

On July 17, 2014, we entered into a $3,315,000 term note with RBL. Net proceeds from the term note were used to repay a $3.0 million note previously due to MBF Merchant Capital, LLC (“MBF”) in addition to approximately $239,000 for working capital. The term note required interest only payments at 13.90% interest through January 2015 commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019. The promissory note balance reduced the amount available under our RBL credit line. The note also provided for a 2% front end fee due at execution of the note and a 4% backend fee due at the final payment of the note. During 2016, Crede CG III, Ltd. (“Crede”) purchased $1,849,481 of the principal balance of this promissory note in various tranches. We exchanged and extinguished these promissory note tranches for 164,262 shares of common stock during the second quarter of 2016, 992,032 shares of our common stock during the third quarter of 2016, and 196,080 shares during the fourth quarter of 2016. See “—Crede CG III, Ltd.” At December 20, 2016, the remaining balance of the note was refinanced into another note and its balance was $0 at June 30, 2017 and December 31, 2016.

Effective February 10, 2015, we entered into a $400,000 term note with RBL based on a draw down from the line of credit. The term note provided for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019 (maturity date), we were obligated to make interest and principal payments of $10,911 per month. We paid $8,000 in costs related to this loan. This term note was purchased by Crede, which was exchanged and extinguished for an aggregate of 219,284 shares of our common stock on June 9, 2016, June 23, 2016, and June 30, 2016. The balance of this note was $0 at June 30, 2017 and December 31, 2016.

Effective March 27, 2015, we entered into a $250,000 term note with RBL based on the draw down from the line of credit. The term note provided for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019 (the note maturity date), we were obligated to make interest and principal payments of $6,819 per month. We paid $5,000 in costs related to this term note. This term note was purchased by Crede, which was exchanged and extinguished for an aggregate of 91,744 shares of our common stock on May 9, 2016. The balance of this note was $0 at June 30, 2017 and December 31, 2016.

On May 4, 2016, we entered into a $250,000 term note with RBL. The term note provided for interest-only payments at 14.15% interest through October 20, 2016. From November 20, 2016 through October 20, 2020 (the note maturity date), we were obligated to make interest and principal payments of $6,850 per month. The term note also provided for a 2% front end fee, due upon the execution of the term note and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at June 30, 2017 and December 31, 2016.

On May 20, 2016, we entered into a $400,000 term note with RBL. The term note provided for interest-only payments at 14.15% interest through November 20, 2015. From December 20, 2016 through November 20, 2020 (the note maturity date), we were obligated to make interest and principal payments of $10,961 per month. The term note also provided for a 2% front end fee, due upon the execution of the term note and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at June 30, 2017 and December 31, 2016.

On June 23, 2016, we entered into a $190,000 term note with RBL. The term note provided for interest-only payments at 14.15% interest through December 20, 2016. From January 20, 2017 through December 20, 2020 (the note maturity date), we were obligated to make interest and principal payments of $5,206 per month. The term note also provided for a 2% front end fee, due upon the execution of the term note and a 4% backend fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at June 30, 2017 and December 31, 2016.

On July 15, 2016, we entered into a $350,000 term note with RBL. The term note provided for interest-only payments at 14.15% through January 20, 2017. From February 20, 2017 through January 20, 2021, we were obligated to make interest and principal payments of $9,591. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at June 30, 2017 and December 31, 2016.

On August, 15, 2016, we entered into a $400,000 term note with RBL. The term note provided for interest only payments at 14.15% through February 20, 2017. From March 20, 2017 through February 20, 2021, we were obligated to make interest and principal payments of $10,961. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at June 30, 2017 and December 31, 2016.

On September 15, 2016, we entered into a $350,000 term note with RBL. The term note provided for interest only payments at 14.15% through March 20, 2017. From April 20, 2017 through March 20, 2021, we were obligated to make interest and principal payments of $9,591. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at June 30, 2017 and December 31, 2016.

On November 7, 2016, we entered into a $350,000 term note with RBL. The term note provided for interest only payments at 14.15% through May 20, 2017. From June 20, 2017 through May 20, 2021, we were obligated to make interest and principal payments of $9,591. The term note also provided for a 2% front end fee due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at June 30, 2017 and December 31, 2016.

On December 15, 2016, we entered into a $325,000 term note with RBL. The term note provided for interest only payments at 14.15% through June 20, 2017. From July 20, 2017 through June 20, 2021, we were obligated to make interest and principal payments of $8,906. The term note also provided for a 2% front end fee, due upon the execution of the loan and a 4% back end fee due at the final payment of the term note. On December 20, 2016, this note was refinanced into another term note and its balance was $0 at June 30, 2017 and December 31, 2016.

On December 20, 2016, we entered into a $4,044,055 term note with RBL. This note effectively refinanced all RBL notes described above. The term note provides for interest only payments at 14.15% through May 20, 2017 of $47,686. From June 20, 2017 through May 20, 2021, we are obligated to make interest and principal payments of $110,814. The term note also required a $20,000 front end refinancing fee upon execution of the loan and a $104,600 back end fee due at the final payment on May 20, 2021. This note balance was zero at June 30, 2017 as it was refinanced into the new refinancing note on June 1, 2017 as described below.

On March 30, 2017, we entered into a $100,000 term note with RBL based on a draw down from the line of credit. The term note provides for interest-only payments at 14.4% interest rate through May 20, 2017. From June 20, 2017 through May 20, 2021 (maturity date), we are obligated to make interest and principal payments of $2,753 per month. We paid $2,000 in costs related to this term note at its inception and another $4,000 of costs is due at the maturity of the note. This note balance was zero at June 30, 2017 as it was refinanced into the new refinancing note on June 1, 2017 as described below.

On April 17, 2017, we entered into a $400,000 term note with RBL based on a draw down from the line of credit. The term note provides for interest-only payments at 14.4% through May 20, 2017 of $5,208. From June 20, 2017 through May 20, 2021 (maturity date), we are obligated to make interest and principal payments of $11,011 per month. We paid $8,000 in costs related to this loan at its inception and another $16,000 of costs is due at the maturity of the note. This note balance was zero at June 30, 2017 as it was refinanced into the new refinancing note on June 1, 2017 as described below.

On April 26, 2017, we exchanged 102,351 shares of our common stock for $75,000 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $0.73. The exchange also settled current interest and loan fees of $4,500 and a non-cash exchange premium of $9,951.

On April 26, 2017, the $4,044,056 term note with RBL entered into on December 20, 2016 was revised to reflect the $75,000 exchange transaction mentioned above. As a result, the note was updated to reflect a principal payment and interest payment of $108,759 on June 20, 2017.

On May 19, 2017, we entered into a $75,000 term note with RBL based on a draw down from the line of credit. The term note provides for one interest only payment of $947 on May 20, 2017 at a 14.4% interest rate, then 48 equal monthly payments of principal and interest of $2,065. This note balance was zero at June 30, 2017 as it was refinanced into the new refinancing note on June 1, 2017 as described below.

On May 24, 2017, we exchanged 230,575 shares of our common stock for $150,000 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $0.65. The exchange also settled current interest and loan fees of and a non-cash exchange premium of $23,156.

On May 26, 2017, we entered into a $150,000 term note with RBL based on a draw down from the line of credit. The term note provides for one interest only payment of $1,479 at a 14.4% interest rate, on June 20, 2017 then 48 equal monthly payments of principal and interest of $4,129. This note balance was zero at June 30, 2017 as it was refinanced into the new refinancing note on June 1, 2017 as described below.

On June 1, 2017 the $4,044,055 refinance note dated December 20, 2016 was updated to roll the above $150,000, $75,000, $400,000 and $100,000 term notes. The note principal amount was $4,544,055 at June 30, 2017. The note provided for the interest rate of $14.19% per annum and interest only payments from June 20, 2017 through September 20, 2017. For the next 48 months thereafter until the maturity date on September 20, 2021, the note provides for $124,607 monthly payments of interest and principal.

Also see Note 17 for activity that occurred after June 30, 2017.

MBF Merchant Capital, LLC

We issued the following notes payable to MBF, which is owned by William Healy, a former member of our Board of Directors.

On March 28, 2016, we entered into a $75,000 promissory note with MBF. The promissory note provided for interest only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we were obligated to make interest and principal payments of $7,990. The promissory note also provided for a 6% backend fee due at the final payment of the promissory note. As of June 30, 2017, and December 31, 2016, the balance of the note was $0 and $23,420, respectively.

On April 19, 2016, we entered into a $300,000 promissory note with MBF. The promissory note provides for interest only payments at 15.5% through May 28, 2016. From June 28, 2016 through May 28, 2018, we are obligated to make interest and principal payments of $14,617. The promissory note also provides for a 6% back end fee due at the final payment of the promissory note. At June 30, 2017 and December 31, 2016, the balance of the note was $148,997 and $221,826, respectively.

On July 1, 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 promissory note with MBF. The promissory note provides for interest only payments at 15.5% through June 28, 2016. From July 28, 2016 through June 28, 2018, we are obligated to make interest and principal payments of $17,224. The promissory note also provides for a 1% front end fee and for a 6.6% back end fee due at the final payment of the promissory note. At June 30, 2017 and December 31, 2016, the remaining balance of the note was $190,333 and $275,056, respectively.

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

For the three months ended June 30, 2017, we exchanged 333,226 shares of our common stock with Crede for an aggregate of $225,000 in RBL term notes. These notes were purchased by Crede for an average per share exchange price of $0.68. The exchanges included a non-cash exchange premium of $33,107. For the three months ended March 31, 2017 and 2016, we did not exchange any shares of our common stock for RBL term notes. Also see Note 17 for activity that occurred after June 30, 2017.

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

Priority Payment Systems LLC

Effective as of May 18, 2017, we entered into a loan agreement and security agreement with Priority Payment Systems LLC and issued a promissory note dated May 18, 2017. Pursuant to the loan agreement and the note, we borrowed $2,000,000. Prior to maturity of the loan, the principal amount of the loan will carry a floating interest rate of prime rate plus 6% per annum. We may prepay the loan in whole or in part at any time. The loan is repayable in monthly installments consisting of principal plus interest. The loan matures and becomes due and payable in full on May 20, 2019 to the extent not previously prepaid.

Pursuant to the security agreement, the loan is secured by collateral consisting of accounts, cash or cash equivalents, residuals related to the merchants originated by us and processed by Priority Payments Systems LLC. The loan agreement, the note and the security agreement contain customary representations, warranties, events of default, remedies and affirmative and negative covenants, as well as the right of first refusal and the right related to the merchants.

Effective as of May 17, 2017, we entered into a corporate guaranty in favor of Priority Payments Systems LLC, pursuant to which we unconditionally guaranteed the full and prompt payment of each present and future liability, debt and obligation under the loan agreement, the note, the security agreement and other related documents.

On June 27, 2017, we entered into an amendment to the loan agreement with Priority Payment Systems LLC pursuant to which:

(i)	The original term loan was modified into a multi - draw loan with an increase of the borrowing limit to $2,500,000 and;

(ii)	The loan maturity was extended to May 20, 2021.

Also see Note 17 for activity that occurred after June 30, 2017.

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at June 30, 2017 is as follows:

2017 (6 months)	984,720
2018	2,404,409
2019	1,687,891
2020	1,247,229
2021	1,057,929
Balance June 30, 2017	$7,382,178

Also see Note 17 for activity that occurred after June 30, 2017.

NOTE 10. CONCENTRATIONS

The Company’s total revenue was $29,702,982 and $24,953,907 for the six months ended June 30, 2017 and 2016, respectively.

Of the $29,702,982 in revenues for the six months ended June 30, 2017, $28,362,086 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $1,340,896 was derived from providing mobile payment services branded content during the six months ended June 30, 2017.

Total revenue was $24,953,907 for the six months ended June 30, 2016, of which $21,481,528 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions, and $3,472,379 that was derived from providing mobile payment services branded content during the six months ended June 30, 2016.

The credit card processing revenues were from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) during the six months ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016, the Company processed 75% and 66%, respectively, of its total revenue with Priority Payment Systems, LLC and 5% and 7%, respectively, of its total revenue with Vantiv, Inc. (f/k/a National Processing Company (NPC)).

Mobile electronic payment revenues were derived from merchant customer transactions processed by mobile operators. For the six months ended June 30, 2017, no mobile operator processed transactions that generated more than 5% our revenues. For the six months ended June 30, 2016, Beeline (OJSC Vimpelcom) processed transactions that generated 10% of our revenues.

NOTE 11. COMMITMENTS AND CONTINGENCIES

PayOnline Acquisition Commitments

On May 20, 2015, our subsidiaries TOT Group Europe, Ltd. and TOT Group Russia LLC, entered into an agreement with Maglenta Enterprises Inc. and Champfremont Holding Ltd. (together, the “PayOnline Sellers”) to acquire all of the assets and liabilities that comprise PayOnline. PayOnline’s business includes the operation of a protected payment processing system to accept bank card payments for goods and services.

Purchase consideration consisted of a combination of $3.6 million in cash, and restricted common shares with a value of $3.6 million payable in five quarterly installments, and, if applicable, additional earn-out payments in cash and restricted common shares based on a multiple of EBITDA and subject to certain EBITDA target achievement in the applicable quarter. The PayOnline acquisition agreement set forth the determination of the value of such shares based on the closing stock price on the date before each applicable payment date. The agreement called for a guarantee, payable in cash, for decreases in the market value of the restricted common shares issued at 12 months from the date of the respective issuances. On May 19, 2016, we recognized a charge in the amount of $2,162,861 for decreases in the market value of the restricted common shares issued pursuant to the stock price guarantee.

On October 25, 2016, we entered into a settlement agreement with the PayOnline Sellers relating to the stock price guarantee provision in the PayOnline acquisition agreement pursuant to which we agreed to pay the PayOnline Sellers an aggregate of $2,288,667 plus 10% per annum interest accrued from May 20, 2016 in installments pursuant to the payment schedule set forth in the settlement agreement.

On October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the PayOnline Sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves. These reserves are expected to be paid in a mix of cash and stock beginning in 2017. Also see Note 17 for activity that occurred after June 30, 2017.

On May 20, 2017, we entered into an amendment to the PayOnline settlement agreement, which reflected the new terms under which the Company agreed to pay to the PayOnline Sellers an aggregate of $1,792,071 plus $29,604 in interest in installments pursuant to a payment schedule set forth in the amendment. For the three months ended June 30, 2017, we paid $1,000,000 under this payment schedule and the remaining balance is scheduled to be paid in the third and fourth quarters of 2017. Also see Note 17 for activity that occurred after June 30, 2017.

Leases

In May 2013, we entered into a lease agreement for approximately 4,000 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016.

In September 2016, this lease was extended for a period of five years commencing January 1, 2017 and expiring December 31, 2021 with monthly base rent increasing each year from $20,421 per month beginning January 1, 2017 ($245,046 per year) to $24,821 per month beginning January 1, 2021 ($297,855 per year). This lease was terminated effective as of August 9, 2017 and superseded by a new lease we entered into on August 9, 2017. See Note 17. Subsequent Events and Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2017 for additional information.

Netlab Systems, LLC, through its Russian representative office, effective June 1, 2017 executed a lease for 1,654 square feet of office space in Yekaterinburg, Russia, where we conduct software development activities, at annual rent of approximately $24,000 (utilities are included).  The current lease term expires in June 1, 2018.

PayOnline Systems leases approximately 5,435 square feet of office space in Moscow, Russia at an annual rent of $153,623. The current lease term for 5,268 square feet of this office space expires on July 15, 2018 and this lease has an auto-renewal feature. The remaining 167 square feet in Moscow has an annual rent of $3,104 and the lease expires April 30, 2018. PayOnline also operates two regional offices. For the first regional office, PayOnline leases approximately 275 square feet of office space in Ekaterinburg, Russia at annual rent of $3,444. For the second regional office, PayOnline leases approximately 155 square feet of office space in Almaty, Russia at annual rent of $1,536.

Net Element Russia leased approximately 2,033 square feet of office space in Moscow, Russia at annual rent of $73,960, as well as one corporate apartment at annual rent of $22,600. The office space was utilized by both Net Element Russia and Digital Provider. The lease term for the office space was through January 31, 2018, but we terminated this lease agreement early on May 31, 2017. The lease term for the corporate apartment lapses on August 16, 2017. The corporate apartment lease was also terminated early on May 31, 2017. There was no cost for early termination for both office and corporate apartment lease.

On May 12, 2017, Digital Provider leased approximately 1,566 square feet of office space in Moscow, Russia at annual rent of $27,500. The current lease term for the office space expires on April 11, 2018. This lease was terminated in early August 2017. See Note 17 for activity that occurred after June 30, 2017.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or acquire new facilities on acceptable terms.

Litigation

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 125,000 shares of stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of Net Element, Inc. stock. There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares. To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the defendants to litigate amongst themselves as to how the shares should be distributed. Aptito.com, Inc. opposed the motion to interplead and has filed counterclaims relative to Aptito, LLC non-delivery of the 125,000 shares.  On February 10, 2017, the Court held a hearing on Aptito.com, Inc.’s motion to dismiss the complaint and Aptito, LLC and Net Element’s motion to dismiss Aptito.com, Inc.’s counterclaims.  The Court denied Aptito.com, Inc.’s motion to dismiss and granted Aptito, LLC and Net Element’s motion to dismiss the counterclaims without prejudice.

On March 20, 2017, Aptito.com filed amended counterclaims against Aptito, LLC as well as claims against us alleging amongst other matters, breach of contract and violations of federal and state securities laws. Management believes that these counterclaims are without merit, and we and Aptito, LLC and the Company have filed a motion to dismiss the claims and a motion for sanctions. Counsel is waiting for a hearing date for determination on these matters.

A hearing on the motion to interplead was heard in July 2017 and the Court granted Aptito, LLC’s motion to interplead. Aptito.com, Inc. shareholders will now have to settle their internal dispute regarding this matter.  Aptito, LLC still has potential liability arising from an alleged delay in issuing the shares to Aptito.com, Inc.  The company is disputing this allegation.

Gene Zell

 In June 2014, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell for defamation of our Company and CEO and tortious interference with our business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. Zell violated the Court Order and the Court granted a Motion imposing sanctions against Zell. We continue to seek enforcement of the Court Order. On April 13, 2015, Zell filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court, on August 26, 2015, dismissed Zell’s Motion to dissolve the injunction. In March, 2017 the Court dismissed another Motion brought by Zell to dissolve the injunction. Accordingly, the injunction order prohibiting Zell from making further defamatory posts remains in place. The Company intends to protect its rights by ongoing enforcement of the injunction.

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

NOTE 12. RELATED PARTY TRANSACTIONS

In 2016, we and our subsidiary, TOT Group, Inc., entered into certain term loan notes with MBF. For additional information about such term loan notes, see “MBF Merchant Capital, LLC” in Note 9. William Healy, a former member of our Board of Directors, is the sole member of MBF.

During the six months ended June 30, 2017 and 2016, agent commissions resulting from merchant processing of $44,152 and $0, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our CEO, and Steven Wolberg, our Chief Legal Officer.

On March 1, 2017, we entered into a promissory note with Star Capital Management, LLC, an entity which our CEO is the managing member, in the principal amount of $348,083 (the “Note”). Pursuant to the Note, previously advanced funds of $290,954 plus interest accrued through the date of the Note totaled $348,083. The Note provides for 18 monthly interest payments of $3,481 through September 30, 2018 followed by one interest and principle payment on October 1, 2018. The principal balance of the Note outstanding bears interest at the rate of 12% per annum. In the event of any capital raise by us that is not in the ordinary course of business and that results in funding in excess of $5 million (a “Liquidity Event”), the maturity date will be accelerated to coincide with the closing date of such Liquidity Event. The balance of this loan at June 30, 2017 was $348,083 and is included in Due to related parties on our condensed consolidated balance sheet.

NOTE 13. STOCKHOLDERS’ EQUITY

On May 25, 2016, we effected a one-for-ten reverse stock split of our common stock. Our condensed consolidated financial statements and disclosures reflect for this change in capital structure for all periods presented.

On June 12, 2015 and June 13, 2016, our shareholders approved 100,000,000 increases in our authorized common stock to 300,000,000 and 400,000,000, respectively.

Also see Note 3 regarding the delisting notice from Nasdaq and our appeal.

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified stock options (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights, which may be awarded either in tandem with Options or on a stand-alone basis; (iv) shares of common stock that are restricted; (v) units representing shares of common stock; (vi) units that do not represent shares of common stock but which may be paid in the form of common stock; and (vii) shares of common stock that are not subject to any conditions to vesting. The maximum aggregate number of shares of common stock available for award under the 2013 Plan at June 30, 2017 and December 31, 2016 was 234,878 and 1,280,258, respectively. The 2013 Plan is administered by the compensation committee.

On February 28, 2017, the Compensation Committee (the “Committee”) of our Board of Directors approved and authorized grants of the following equity awards to our employees and consultants pursuant to the 2013 Plan, as amended:

(i)	451,054 qualified options to acquire shares of our common stock (50% of such options vesting immediately and the balance 50% of such options vesting in 4 equal proportions quarterly after the grant date).

(ii)	626,678 restricted shares of our common stock (50% of such shares vesting immediately and the balance 50% of such shares vesting in 4 equal proportions quarterly after the grant date).

For the six months ended June 30, 2017, we recorded $581,473 in non-cash compensation expense for vesting of stock and options for the above mentioned grants.

Other Stock Issuance

We accrued 28,409 shares to our independent directors for payment of services during the second quarter of 2017. These shares were issued in August, 2017.

Agreement with ESOUSA Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company (“ESOUSA”), which provides that ESOUSA is committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, we paid shares of our common stock with a value equivalent $200,000 as a commitment fee to ESOUSA and accordingly, on August 31, 2016, we issued 131,171 shares of our common stock to ESOUSA based on the price of $1.52 per share.

We did not issue any shares of our common stock to ESOUSA during the three months ended June 30, 2017.

NOTE 14. WARRANTS AND NON-INCENTIVE PLAN OPTIONS

Warrants

In 2013, our predecessor entity (then known as Cazador Acquisition Corporation Ltd.) issued 8,940,000 warrants to purchase 894,000 shares (reverse split adjusted) of common stock in connection with its private placement and initial public offering. At June 30, 2017 and December 31, 2016, we had warrants outstanding to purchase 893,890 shares of common stock. At June 30, 2017, the warrants have a weighted average exercise price of $75.00 per share purchased and a weighted average remaining contractual term of 0.25 years (0.75 years at December 31, 2016). These warrants are “out-of-the-money” and have no intrinsic value at June 30, 2017 and December 31, 2016. The warrants are exercisable only if a registration statement relating to the common shares issuable upon exercise of the warrants is effective and current. These warrants expire on October 1, 2017.

Non-Incentive Plan Options

At June 30, 2017 and December 31, 2016, we had 1,602,142 non-incentive options outstanding with a weighted average exercise price of $2.18 and a remaining contract term of 3.42 and 3.92 years, respectively. These options were out of the money at June 30, 2017 and December 31, 2016 and had no intrinsic value.

NOTE 15. INCOME TAXES

Our net deferred tax assets primarily are comprised of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $53.1 million and $46.9 million for federal, and approximately $13.0 million and $13.2 million for foreign NOLs as of June 30, 2017 and June 30, 2016, respectively.

The timing and manner in which we will be able to utilize our NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by us at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carry forward limitation periods. In the year 2017, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. We can still fully utilize the NOLs generated after the change of the ownership, which was approximately $13.3 million. Thus, we expect the total of approximately $17.4 million as of June 30, 2017 is available to offset future taxable income.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation, we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize any of the benefit of its net deferred tax assets. Accordingly, at June 30, 2017, we maintain a full valuation allowance totaling approximately $24.6 million.

NOTE 16. SEGMENT INFORMATION

Our three reportable segments include: (i) North American Transaction Solutions for electronic commerce, (ii) Mobile Solutions (primarily servicing the Russian Federation and CIS) and (iii) Online Solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. During the three months ended June 30, 2017 and 2016, the principal revenue stream for all segments came from services fees and branded content.

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

In June 2012, we formed our subsidiary, OOO TOT Money, to develop a business in mobile commerce payment processing. TOT Money launched its initial operations in Russia as a payment facilitator using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) for mobile phone subscribers in Russia. During 2015, we changed or business model, rebranded our name to Digital Provider and began to offer branded content to subscribers.

See Note 17 for activity that occurred after June 30, 2017.

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

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at June 30, 2017 and 2016. The “Corporate Expenses & Eliminations” column includes all corporate expenses and intercompany eliminations for consolidated purposes.

Three Months Ended June 30, 2017	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$13,612,782	$518,398	$2,009,861	$-	$16,141,041
Cost of revenues	11,472,508	502,742	1,343,142	-	13,318,392
Gross Margin	2,140,274	15,656	666,719	-	2,822,649
Gross margin %	16%	3%	33%	-	17%
General, administrative, and asset disposal	681,480	197,186	592,357	1,128,155	2,599,178
Non-cash compensation	-	-	-	128,537	128,537
Provision for bad debt	669,051	196,556	27	229	865,863
Depreciation and amortization	332,351	607	236,841	3,219	573,018
Interest expense (income), net	246,804	(31,096)	(8,272)	114,616	322,052
Other expenses (income)	48,272	(3,289)	(4,676)	9,115	49,422
Net (loss) income for segment	$162,316	$(344,308)	$(149,558)	$(1,383,871)	$(1,715,421)
Segment assets	18,556,547	1,944,098	4,531,170	(3,058,075)	21,973,740

Three Months Ended June 30, 2016	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$10,403,932	$1,779,708	$1,509,208	$-	$13,692,848
Cost of revenues	8,967,784	1,566,618	950,391	-	11,484,793
Gross Margin	1,436,148	213,090	558,817	-	2,208,055
Gross margin %	14%	12%	37%	-	17%
General, administrative, and asset disposal	610,608	(211,658)	446,518	1,153,923	1,999,391
Non-cash compensation	-	-	-	2,014,589	2,014,589
Provision for bad debt	125,109	111	18	-	125,238
Depreciation and amortization	330,217	4,768	490,698	18,852	844,535
Interest expense (income), net	138,792	-	-	300,184	438,976
Loss from stock value guarantee				2,162,861	2,162,861
Other expenses (income)	934	5,558	1,198	16	7,705
Net (loss) income for segment	$230,488	$414,311	$(379,615)	$(5,650,425)	$(5,385,240)
Segment assets	9,181,868	2,578,024	6,180,939	4,179,834	22,120,665

Six Months Ended June 30, 2017	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$24,577,701	$1,375,391	$3,749,890	$-	$29,702,982
Cost of revenues	20,933,958	1,319,704	2,524,722	-	24,778,384
Gross Margin	3,643,743	55,687	1,225,168	-	4,924,598
Gross margin %	15%	4%	33%	-	17%
General, administrative, and asset disposal	1,436,616	321,390	1,141,964	2,530,368	5,430,338
Non-cash compensation	-	-	-	724,941	724,941
Provision for bad debt	945,376	196,844	1,914	1,487	1,145,621
Depreciation and amortization	691,107	1,653	526,938	10,683	1,230,381
Interest expense (income), net	421,984	(59,537)	(17,435)	246,728	591,740
Other expenses (income)	48,272	(482)	(1,723)	9,129	55,196
Net (loss) income for segment	$100,388	$(404,181)	$(426,490)	$(3,523,336)	$(4,253,619)
Segment assets	18,556,547	1,944,098	4,531,170	(3,058,075)	21,973,740

Six Months Ended June 30, 2016	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$18,256,581	$3,773,211	$2,924,115	$-	24,953,907
Cost of revenues	15,620,817	3,381,206	1,868,011	-	20,870,034
Gross Margin	2,635,764	392,005	1,056,104	-	4,083,873
Gross margin %	14%	10%	36%	-	17%
General, administrative, and asset disposal	1,257,926	(128,950)	781,042	2,177,606	4,087,624
Non-cash compensation	-	-	-	2,375,573	2,375,573
Provision for bad debt	376,450	111	418	-	376,979
Depreciation and amortization	650,288	8,958	978,081	95,326	1,732,653
Interest expense (income), net	286,576	-	-	302,838	589,414
Loss from stock value guarantee				2,162,861	2,162,861
Other expenses (income)	934	10,594	18,062	15	29,604
Net (loss) income for segment	$63,590	$501,292	$(721,499)	$(7,114,219)	$(7,270,835)
Segment assets	9,181,868	2,578,024	6,180,939	4,179,834	22,120,665

NOTE 17. SUBSEQUENT EVENTS

On July 5, 2017, the Company entered into a common stock purchase agreement (the “Cobblestone Purchase Agreement”) with Cobblestone Capital Partners LLC (“Cobblestone Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Cobblestone Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the 30-month term of the Cobblestone Purchase Agreement. In consideration for entering into the Cobblestone Purchase Agreement, the Company was obligated, upon the earlier of (i) on or one business day after the Commission declares effective the registration statement referred to the Cobblestone Purchase Agreement or (ii) six months after the date of the Cobblestone Purchase Agreement, to issue to Cobblestone Capital such number of shares of common stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for the common stock during the 3 trading days period immediately preceding the date of issuance of such shares. Accordingly, on August 3, 2017, the Company issued to Cobblestone Capital 456,761 shares of common stock based on a price of $0.44 per share.

On July 19, 2017, we borrowed $92,000 from our $2,500,000 Priority Payments multi – draw loan.

On July 19, 2017, we issued 307,589 shares of our common stock in partial settlement of the $1.43 million reserve liability in connection with the PayOnline acquisition.

On July 20, 2017, we paid the PayOnline Sellers $200,000 in accordance with the payment plan set forth in the amendment to the PayOnline settlement agreement.

On July 27, 2017, we exchanged 267,718 shares of our common stock for $105,969 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $0.40. The exchange included a non-cash exchange premium of $19,865.

On July 27, 2017, the $4,544,055 term note with RBL entered into on June 1, 2017 was revised to reflect the $105,969 exchange transaction mentioned above. As a result, the note was updated to reflect a principal payment and interest payment of $105,969 on July 28, 2017. The monthly principal and interest payment was adjusted to $121,810.

In August 2017, we continued our program to improve cash flow from our Russian operations by streamlining operations at Digital Provider and eliminating overhead at Net Element Russia. We expect to maintain a smaller staff at Digital Provider, cancel our existing office lease for Digital Provider and consolidate its physical operations into PayOnline. We also are looking to develop a new business plan for Digital Provider that includes, but is not limited to, a model that requires less working capital than the current pre-pay model. The redundancies of our corporate staff at Net Element Russia were eliminated, with responsibilities being absorbed by existing PayOnline staff. In addition, Net Element Russia’s Moscow corporate office lease was cancelled with the consolidation into PayOnline (Also see Note 11. Commitments and Contingencies).

On August 1, 2017, we entered into a $106,000 term note with RBL based on our draw down on our line of credit. The term note provided for an interest only payments of $822 on August, 20, 2017 and $1,316 at 14.9% interest rate per annum afterwards through September 20, 2017. From October 20, 2017 through September 20, 2021 (maturity date), we are obligated to make interest and principal payments of $2,945. We paid $2,120 in costs related to this loan at its inception and another $4,240 of costs is due at the maturity of the note.

On August 9, 2017, we executed a new five year lease for our office space in North Miami Beach, Florida through July 2022, which supersedes our previous lease for the premises. The lease provides for a monthly rent of $14,354 ($172,248 annually). See Part II, Item 5 of the Company’s Quarterly Report on Form 10-Q for quarterly period ended June 30, 2017 for additional information.

On August 10, 2017, we presented our appeal to the Nasdaq delisting at a hearing with Nasdaq. We are currently awaiting the decision of the Nasdaq appeals board, which we expect to receive in August 2017.

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

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

We reported a net loss attributable to stockholders of $1,640,340 or $0.09 per share, for the three months ended June 30, 2017 as compared to a net loss attributable to stockholders of $5,346,448, or $0.46 per share, for the three months ended June 30, 2016. This resulted in a decrease in net loss attributable to stockholders of $3,706,108 primarily due to an increase in revenues, decreases in loss from stock value guarantee, non-cash compensation and interest, partially offset by increased general and administrative expenses.

Net revenues consist primarily of payment processing fees. Net revenues were $16,141,041 for the three months ended June 30, 2017 as compared to $13,692,848 for the three months ended June 30, 2016. The increase in net revenue is primarily due to organic growth of merchants in our North American Transaction Solutions segment which resulted in an increase to North American Transaction Solutions segment revenue of $3,208,850 (or 31% increase) for the three months ended June 30, 2017 versus the three months ended June 30, 2016. Increases in our North American Transaction Solutions segment revenue were primarily due to continued growth of merchants with emphasis on value-added offerings. Our Online Solutions segment revenue increased $500,653 (or 33%), from $1,509,208 for the three months ended June 30, 2016 to $2,009,861 for the three months ended June 30, 2017 as we continue to board additional merchants. These improvements were tempered by a $1,261,310 (or 71%) decrease in our Mobile Solutions segment, as we continue to experience increased competition, decreased margins, and liquidity constraints arising from capital needed to prepay for content delivered through our platform.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended June 30, 2017 and 2016:

Gross Margin Analysis

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	June 30, 2017	Mix	June 30, 2016	Mix	(Decrease)

North American Transaction Solutions	$13,612,782	84%	$10,403,932	76%	$3,208,850
Mobile Solutions	518,398	3%	1,779,708	13%	(1,261,310)
Online Solutions	2,009,861	13%	1,509,208	11%	500,653
Total	$16,141,041	100%	$13,692,848	100%	$2,448,193

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	June 30, 2017	revenues	June 30, 2016	revenues	(Decrease)

North American Transaction Solutions	$11,472,508	84%	$8,967,784	86%	$2,504,724
Mobile Solutions	502,742	97%	1,566,618	88%	(1,063,876)
Online Solutions	1,343,142	67%	950,391	63%	392,751
Total	$13,318,392	83%	$11,484,793	84%	$1,833,599

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	June 30, 2017	revenues	June 30, 2016	revenues	(Decrease)

North American Transaction Solutions	$2,140,274	16%	$1,436,148	14%	$704,126
Mobile Solutions	15,656	3%	213,090	12%	(197,434)
Online Solutions	666,719	33%	558,817	37%	107,902
Total	$2,822,649	17%	$2,208,055	16%	$614,594

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended June 30, 2017 were $13,318,392 as compared to $11,484,793 for the three months ended June 30, 2016. The $1,833,599 increase in cost of revenues was primarily due to a $2,504,724 increase in our North American Transaction Solutions segment due to an increase in sales volume. There was also a $392,751 increase in cost of revenues resulting from our Online Solutions segment operations also primarily due the costs associated with boarding additional merchants. This was offset by a $1,063,876 decrease in our Mobile Solutions segment cost of revenues, which resulted from the decrease in revenues for our Mobile Solutions segment for the three months ended June 30, 2017.

Gross Margin or the three months ended June 30, 2017 was $2,822,649, or 17% of net revenue, as compared to $2,208,055, or 16% of net revenue, for the three months ended June 30, 2016. The $614,594 increase in gross margin was primarily due to increased volume of processing in North American Transaction Solutions offset by a decrease of $197,434 in Mobile Solutions margin caused by a decrease in business.

Total operating expenses were $4,166,596 for the three months ended June 30, 2017, which consisted of general and administrative expenses of $2,599,178, non-cash compensation expenses of $128,537, provision for bad debts of $865,863, and depreciation and amortization of $573,018. Total operating expenses were $4,983,753 for the three months ended June 30, 2016, which consisted of general and administrative expenses of $1,999,391, non-cash compensation expenses of $2,014,589, provision for bad debts of $125,238, and depreciation and amortization of $844,535.

The components of our general and administrative expenses are discussed below.

General and administrative expenses for the three months ended June 30, 2017 and 2016 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss and include salaries and benefits, professional fees, rent, travel expense, filing fees, transaction gains, office expenses, communication expense, insurance expense, and other expenses required to run our business, as follows:

Three Months Ended June 30, 2017

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$464,134	$126,516	$234,950	$547,219	$1,372,819
Professional fees	82,888	19,768	258,535	299,536	660,727
Rent	-	12,121	40,624	83,334	136,079
Business development	986	14	8,768	915	10,683
Travel expense	75,646	1,729	4,165	38,391	119,931
Filing fees	-	-	-	8,508	8,508
Transaction (gains) losses	742	32,228	(9,508)	1,303	24,765
Office expenses	45,956	3,313	24,214	16,058	89,541
Communications expenses	9,864	1,497	29,484	19,743	60,588
Insurance expense	-	-	-	32,235	32,235
Other expenses	1,264	-	1,125	80,913	83,302
Total	$681,480	$197,186	$592,357	$1,128,155	$2,599,178

Three Months Ended June 30, 2016

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$415,135	$108,772	$142,663	$510,482	$1,177,052
Professional fees	89,268	1,243	217,513	369,299	677,323
Rent	-	832	36,282	97,949	135,063
Business development	12,186	-	40,118	4,056	56,360
Travel expense	49,784	3,220	7,048	29,017	89,069
Filing fees	-	-	-	42,896	42,896
Transaction (gains) losses	-	(328,350)	(23,658)	18,174	(333,834)
Office expenses	27,148	2,127	14,774	22,723	66,772
Communications expenses	16,817	484	11,586	26,175	55,062
Insurance expense	-	-	-	2,658	2,658
Other expenses	270	14	192	30,494	30,970
Total	$610,608	$(211,658)	$446,518	$1,153,923	$1,999,391

Variance

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$48,999	$17,744	$92,287	$36,737	$195,767
Professional fees	(6,380)	18,525	41,022	(69,763)	(16,596)
Rent	-	11,289	4,342	(14,615)	1,016
Business development	(11,200)	14	(31,350)	(3,141)	(45,677)
Travel expense	25,862	(1,491)	(2,883)	9,374	30,862
Filing fees	-	-	-	(34,388)	(34,388)
Transaction (gains) losses	742	360,578	14,150	(16,871)	358,599
Office expenses	18,808	1,186	9,440	(6,665)	22,769
Communications expenses	(6,953)	1,013	17,898	(6,432)	5,526
Insurance expense	-	-	-	29,577	29,577
Other expenses	994	(14)	933	50,419	52,332
Total	$70,872	$408,844	$145,839	$(25,768)	$599,787

Salaries, benefits, taxes and contractor payments were $1,372,819 for the three months ended June 30, 2017 as compared to $1,177,052 for the three months ended June 30, 2016.

Segment	Salaries and benefits for the three months ended June 30, 2017	Salaries and benefits for the three months ended June 30, 2016	Increase / (Decrease)
North America Transaction Solutions	$464,134	$415,135	$48,999
Mobile Solutions	126,516	108,772	17,744
Online Solutions	234,950	142,663	92,287
Corporate Expenses & Eliminations	547,219	510,482	36,737
Total	$1,372,819	$1,177,052	$195,767

The increase in salaries of $195,767 was due to the North American Transaction Solutions segment salaries increasing $48,999 due to an increase in headcount and sales incentives for key employees. In addition, there were increases of $92,287 and $17,744, respectively, in our Online Solutions and Mobile Solutions segments, which were primarily due to salary increases.

Professional fees were $660,727 for the three months ended June 30, 2017 as compared to $677,323 for the three months ended June 30, 2016.

Three Months Ended June 30, 2017

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$(20,000)	$-	$3,245	$24,702	$7,947
SEC Compliance Legal Fees	-	-	-	79,035	79,035
Accounting and Auditing	-	-	5,215	97,500	102,715
Tax Compliance and Planning	-	-	-	500	500
Consulting	102,888	19,768	250,075	97,799	470,530
Total	$82,888	$19,768	$258,535	$299,536	$660,727

Three Months Ended June 30, 2016

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$5,226	$12	$2,507	$43,949	$51,694
SEC Compliance Legal Fees	-	-	-	43,750	43,750
Accounting and Auditing	-	-	-	103,055	103,055
Tax Compliance and Planning	-	-	-	11,000	11,000
Consulting	84,042	1,231	215,006	167,545	467,824
Total	$89,268	$1,243	$217,513	$369,299	$677,323

Variance

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(25,226)	$(12)	$738	$(19,247)	$(43,747)
SEC Compliance Legal Fees	-	-	-	35,285	35,285
Accounting and Auditing	-	-	5,215	(5,555)	(340)
Tax Compliance and Planning	-	-	-	(10,500)	(10,500)
Consulting	18,846	18,537	35,069	(69,746)	2,706
Total	$(6,380)	$18,525	$41,022	$(69,763)	$(16,596)

Professional fees decreased by $16,596 mainly due to a decrease in general legal fees offset by an increase in SEC compliance fees.

Non-cash compensation expense from share-based compensation was $128,537 for the three months ended June 30, 2017, compared to $2,014,589 for the three months ended June 30, 2016. The majority of these expenses were for employee and consultant equity incentives for both periods.

We recorded bad debt expense of $865,863 for the three months ended June 30, 2017 as compared to $125,238 for the three months ended June 30, 2016. For the three months ended June 30, 2017, we recorded a loss which was primarily comprised of $671,580 in ACH rejects and a $194,283 provision from our Russian operations. Of the $671,580 of gross ACH rejects, $347,235 were passed through to independent sales organizations via a reduction in commissions.

For the three months ended June 30, 2016, we recorded a loss which was primarily comprised of $145,588 in ACH rejects offset by a $20,350 recovery from our Russian operations. Of the $145,588 of ACH rejects, $93,812 were passed through to independent sales organizations via a reduction in commissions.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements.  Depreciation and amortization expense was $573,018 for the three months ended June 30, 2017 as compared to $844,535 for the three months ended June 30, 2016. The decrease was due to the full amortization of certain software and merchant portfolio assets during 2016.

Interest expense was $322,052 for the three months ended June 30, 2017 as compared to $438,976 for three months ended June 30, 2016, representing a decrease of $116,924 as follows:

Funding Source	Three months ended June 30, 2017	Three months ended June 30, 2016	Increase / (Decrease)
MBF Notes	$15,516	$28,450	$(12,934)
RBL Notes	220,128	110,342	109,786
Priority Payments Note	24,747	-	24,747
Crede CG III, LTD	-	297,435	(297,435)
Other	61,661	2,749	58,912
Total	$322,052	$438,976	$(116,924)

Other interest expense for the three months ended June 30, 2017 consisted primarily of $37,245 from the financing for the PayOnline Acquisition stock price guarantee and $10,443 resulting from the promissory note entered into on March 1, 2017 with Star Capital Management, LLC. (See Note 12. Related Party Transactions). Additionally, Crede charges in 2016 for imputed interest did not occur during 2017.

The net income attributable to non-controlling interests amounted to $75,081 for three months ended June 30, 2017 as compared to $38,792 for the three months ended June 30, 2016.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

We reported a net loss attributable to stockholders of $4,127,837, or $0.24 per share, for the six months ended June 30, 2017 as compared to a net loss attributable to stockholders of $7,194,167, or $0.63 per share, for the six months ended June 30, 2016. This resulted in a decrease in net loss attributable to stockholders of $3,066,330 primarily due and increase in revenues and a decrease in the loss from stock value guarantee and a decrease in noncash compensation expense.

Net revenues consist primarily of payment processing fees. Net revenues were $29,702,982 for the six months ended June 30, 2017 as compared to $24,953,907 for the six months ended June 30, 2016. The increase in net revenue is primarily due to organic growth of merchants in our North American Transaction Solutions segment which resulted in an increase to North American Transaction Solutions segment revenue of $6,321,120 (or 35% increase) for the six months ended June 30, 2017 versus the six months ended June 30, 2016. Our Online Solutions segment revenue increased $825,775 (or 28%), from $2,924,115 for the six months ended June 30, 2016 to $3,749,890 for the six months ended June 30, 2017, primarily due to the boarding of additional merchants. The increases in North American Transaction Solutions and Online Solutions segments were offset by a $2,397,820 (or 64%) decrease in our Mobile Solutions segment, as we continue to experience increased competition, decreased margins, and liquidity constraints arising from capital needed to prepay for content delivered through our platform.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the six months ended June 30, 2017 and 2016:

Gross Margin Analysis
	Six		Six
	Months Ended		Months Ended		Increase /
Source of Revenues	June 30, 2017	Mix	June 30, 2016	Mix	(Decrease)

North American Transaction Solutions	$24,577,701	83%	$18,256,581	73%	$6,321,120
Mobile Solutions	1,375,391	5%	3,773,211	15%	(2,397,820)
Online Solutions	3,749,890	12%	2,924,115	12%	825,775
Total	$29,702,982	100%	$24,953,907	100%	$4,749,075

	Six		Six
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	June 30, 2017	revenues	June 30, 2016	revenues	(Decrease)

North American Transaction Solutions	$20,933,958	85%	$15,620,817	86%	$5,313,141
Mobile Solutions	1,319,704	96%	3,381,206	90%	(2,061,502)
Online Solutions	2,524,722	67%	1,868,011	64%	656,711
Total	$24,778,384	83%	$20,870,034	84%	$3,908,350

	Six		Six
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	June 30, 2017	revenues	June 30, 2016	revenues	(Decrease)

North American Transaction Solutions	$3,643,743	15%	$2,635,764	14%	$1,007,979
Mobile Solutions	55,687	4%	392,005	10%	(336,318)
Online Solutions	1,225,168	33%	1,056,104	36%	169,064
Total	$4,924,598	17%	$4,083,873	16%	$840,725

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the six months ended June 30, 2017 were $24,778,384 as compared to $20,870,034 for the six months ended June 30, 2016. The increase in cost of revenues was primarily due to a $5,313,141 increase in our North American Transaction Solutions segment due to increased sales volume. There was also a $656,711 increase in cost of revenues resulting from our Online Solutions segment operations also primarily due to the boarding of more merchants. This was offset by a $2,061,502 decrease in our Mobile Solutions segment cost of revenues, which resulted from the decrease in sales for our Mobile Solutions segment for the six months ended June 30, 2017.

Gross Margin for the six months ended June 30, 2017 was $4,924,598, or 17% of net revenue, as compared to $4,083,873, or 16% of net revenue, for the six months ended June 30, 2016. The $840,725 increase in gross margin was primarily due to the increased sales volume of processing and business mix in our North American Transaction Solutions offset by a decrease of $336,318 in our Mobile Solutions margin caused from a decrease in business.

Total operating expenses were $8,531,281 for the six months ended June 30, 2017, which consisted of general and administrative expenses of $5,430,338, non-cash compensation expenses of $724,941, provision for bad debts of $1,145,621, and depreciation and amortization of $1,230,381. Total operating expenses were $8,572,829 for the six months ended June 30, 2016, which consisted of general and administrative expenses of $4,087,624, non-cash compensation expenses of $2,375,573, provision for bad debts of $376,979, and depreciation and amortization of $1,732,653.

The components of our general and administrative expenses are discussed below.

General and administrative expenses for the six months ended June 30, 2017 and 2016 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss and include salaries and benefits, professional fees, rent, travel expense, filing fees, transaction gains, office expenses, communication expense, insurance expense, and other expenses required to run our business, as follows:

Six Months Ended June 30, 2017

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$944,750	$250,334	$456,705	$1,388,739	$3,040,528
Professional fees	250,964	44,839	483,877	554,737	1,334,417
Rent	-	27,288	80,092	181,763	289,143
Business development	2,809	977	17,788	2,496	24,070
Travel expense	112,148	6,826	5,336	90,918	215,228
Filing fees	-	-	-	14,934	14,934
Transaction (gains) losses	742	(17,096)	(6,192)	3,034	(19,512)
Office expenses	98,602	6,025	41,511	91,501	237,639
Communications expenses	23,388	2,197	59,571	40,162	125,318
Insurance expense	-	-	-	76,341	76,341
Other expenses	3,213	-	3,276	85,743	92,232
Total	$1,436,616	$321,390	$1,141,964	$2,530,368	$5,430,338

Six Months Ended June 30, 2016

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$808,581	$235,937	$255,436	$1,056,044	$2,355,998
Professional fees	222,506	2,548	301,255	675,401	1,201,710
Rent	-	2,318	68,374	200,615	271,307
Business development	20,956	-	64,791	4,648	90,395
Travel expense	91,095	7,095	9,986	37,902	146,078
Filing fees	-	-	-	59,395	59,395
Transaction (gains) losses	-	(383,813)	39,105	25,840	(318,868)
Office expenses	46,747	4,974	26,085	51,439	129,245
Communications expenses	46,978	1,056	15,677	49,309	113,020
Insurance expense	-	-	-	5,784	5,784
Other expenses	21,063	935	333	11,229	33,560
Total	$1,257,926	$(128,950)	$781,042	$2,177,606	$4,087,624

Variance

Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$136,169	$14,397	$201,269	$332,695	$684,530
Professional fees	28,458	42,291	182,622	(120,664)	132,707
Rent	-	24,970	11,718	(18,852)	17,836
Business development	(18,147)	977	(47,003)	(2,152)	(66,325)
Travel expense	21,053	(269)	(4,650)	53,016	69,150
Filing fees	-	-	-	(44,461)	(44,461)
Transaction (gains) losses	742	366,717	(45,297)	(22,806)	299,356
Office expenses	51,855	1,051	15,426	40,062	108,394
Communications expenses	(23,590)	1,141	43,894	(9,147)	12,298
Insurance expense	-	-	-	70,557	70,557
Other expenses	(17,850)	(935)	2,943	74,514	58,672
Total	$178,690	$450,340	$360,922	$352,762	$1,342,714

Salaries, benefits, taxes and contractor payments were $3,040,528 for the six months ended June 30, 2017 as compared to $2,355,998 for the six months ended June 30, 2016.

Segment	Salaries and benefits for the six months ended June 30, 2017	Salaries and benefits for the six months ended June 30, 2016	Increase / (Decrease)
North America Transaction Solutions	$944,750	$808,581	$136,169
Mobile Solutions	250,334	235,937	14,397
Online Solutions	456,705	255,436	201,269
Corporate Expenses & Eliminations	1,388,739	1,056,044	332,695
Total	$3,040,528	$2,355,998	$684,530

The increase in salaries of $684,530 was due primarily to the increase of corporate expenses for a $300,000 discretionary bonus payable to our CEO and approved by the Board of directors. The bonus is payable when cash flow of the business can support the payment. Additionally, North American Transaction Solutions segment salaries increased $136,169 due to an increase in headcount and sales incentives for key employees. There was also an increase of $201,269 and $14,397, respectively in our Online Solutions and Mobile Solutions segments which were primarily due to increasing administrative payroll on PayOnline and unfavorable changes in foreign currency exchange rates.

Professional fees were $1,334,417 for the six months ended June 30, 2017 as compared to $1,201,710 for the six months ended June 30, 2016.

Six Months Ended June 30, 2017

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$22,599	$-	$3,958	$58,228	$84,785
SEC Compliance Legal Fees	-	-	-	102,785	102,785
Accounting and Auditing	-	-	14,433	210,282	224,715
Tax Compliance and Planning	-	-	-	15,400	15,400
Consulting	228,365	44,839	465,486	168,042	906,732
Total	$250,964	$44,839	$483,877	$554,737	$1,334,417

Six Months Ended June 30, 2016

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$33,397	$212	$3,020	$68,860	$105,489
SEC Compliance Legal Fees	-	-	-	87,500	87,500
Accounting and Auditing	-	-	578	224,399	224,977
Tax Compliance and Planning	-	-	-	11,000	11,000
Consulting	189,109	2,336	297,657	283,642	772,744
Total	$222,506	$2,548	$301,255	$675,401	$1,201,710

Variance

Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(10,798)	$(212)	$938	$(10,632)	$(20,704)
SEC Compliance Legal Fees	-	-	-	15,285	15,285
Accounting and Auditing	-	-	13,855	(14,117)	(262)
Tax Compliance and Planning	-	-	-	4,400	4,400
Consulting	39,256	42,503	167,829	(115,600)	133,988
Total	$28,458	$42,291	$182,622	$(120,664)	$132,707

Professional fees increased by $132,707 mainly due to an increase in Online Solutions segment’s consulting fees of $167,828 offset by a decrease in general legal expenses.

Non-cash compensation expense from share-based compensation was $724,941 for the six months ended June 30, 2017, compared to $2,375,573 for the six months ended June 30, 2016. The majority of these expenses were for employee and consultant incentives in both periods.

We recorded bad debt expense of $1,145,621 for the six months ended June 30, 2017 as compared to $376,979 for the six months ended June 30, 2016. For the six months ended June 30, 2017, we recorded a loss which was primarily comprised of $958,523 in ACH rejects and a $196,551 provision from our Russian operations. Of the $958,523 of ACH rejects, $511,881 were passed through to independent sales organizations that board their merchants with us, offset by $9,453 of rejects obtained through collection procedures.

For the six months ended June 30, 2016, we recorded a loss which was primarily comprised of $409,276 in ACH rejects offset by a $32,397 recovery from our Russian operations. Of the $409,276 of ACH rejects, $168,333 were passed through as a reduction to commissions to independent sales organizations that board their merchants with us.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements.  Depreciation and amortization expense was $1,230,381 for the six months ended June 30, 2017 as compared to $1,732,653 for the six months ended June 30, 2016.

Interest expense was $591,740 for the six months ended June 30, 2017 as compared to $589,414 for six months ended June 30, 2016, representing an increase of $2,325 as follows:

Funding Source	Six months ended June 30 , 2017	Six months ended June 30, 2016	Increase / (Decrease)
MBF Notes	$34,329	$28,450	$5,879
RBL Notes	376,494	258,126	118,368
Priority Payments Note	24,747	-	24,747
Crede CG III, LTD	-	297,435	(297,435)
Other	156,169	5,403	150,766
Total	$591,740	$589,414	$2,325

Other interest costs primarily consisted of $82,377 resulting from the stock price guarantee related to the PayOnline acquisition and $67,602 resulting from the promissory note entered into on March 1, 2017 with Star Capital Management, LLC. See Note 12. Related Party Transactions.

The net income attributable to non-controlling interests amounted to $125,782 for six months ended June 30, 2017 as compared to $76,668 for the six months ended June 30, 2016.

Liquidity and Capital Resources

Our total assets at June 30, 2017 were $22.0 million compared to $23.0 million at December 31, 2016. The period over period change in total assets is primarily attributable to a decrease in accounts receivables, due to collections of North American Transaction Solutions segment annual fees, a $0.2 million decrease in other long-term assets due to a return of excess reserves held by North American Transaction Solutions segment processors, offset by a $0.3 million increase in prepaid and other expenses primarily due to our Mobile Solutions segment providing advances to partners.

At December 31, 2016, we had total current assets of $9.2 million including $0.6 million of cash, $7.1 million of accounts receivable, and $1.5 million of prepaid expenses and other assets. At June 30, 2017, we had total current assets of $8.5 million, including $1.3 million of cash, $6.0 million of accounts receivable and $1.2 million of prepaid expenses.

We currently believe that we will require an additional $4.8 million to finance continuing operations as currently conducted over the next 12 months. In addition, we have a payment obligation of approximately $1.4 million associated with our PayOnline acquisition. These conditions raise substantial doubt about our ability to continue as a going concern.

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

The net loss attributable to Net Element, Inc. stockholders was $4.1 million for the six months ended June 30, 2017 compared to $7.2 million for the six months ended June 30, 2016.

Operating activities used $2,703,954 of cash for the six months ended June 30, 2017 as compared to $1,446,736 of cash used for the six months ended June 30, 2016. Negative operating cash flow of $2,703,954 for the six months ended June 30, 2017 was primarily due to a net loss of $4,127,837 and a $1,845,161 decrease in accounts payable and accrued expenses, primarily the result of paying down amounts related to the PayOnline acquisition, a $916,898 net decrease of deferred revenue primarily resulting from amortization of annual fees, offset by a $1,913,135 decrease in accounts receivable.

For the six months ended June 30, 2017, investing activities used $785,724 in cash primarily for client acquisition costs as compared to $955,560 of cash used primarily to purchase portfolios and client acquisition costs for the six months ended June 30, 2016.

Financing activities provided $4,111,006 in cash for the six months ended June 30, 2017 as compared to $2,125,045 of cash provided from financing activities for the six months ended June 30, 2016. Financing activities provided $4,111,006 for the six months ended June 30, 2017, primarily from the sale of stock of $1,437,132 and proceeds and repayments from indebtedness, which netted $2,673,874. Financing activities provided $2,125,045 in cash for the six months ended June 30, 2016 resulting from related party advances of $910,045 and proceeds from indebtedness of $1,215,000.

We have Russian operations that transact in foreign currencies including Russian Rubles, Euros, and Kazakhstan Tenges. The effect of exchange rate changes increased our US Dollar-denominated cash balance by $31,316 for the six months ended June 30, 2017 as compared to a $94,905 decrease for the six months ended June 30, 2016.

Off-balance sheet arrangements

At June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of June 30, 2017.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of June 30, 2017. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	We do not have sufficient personnel or financial resources to provide adequate risk assessment functions.

■	Changing Board of Directors and Key Employees: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. Due to continued changes in board membership, board committee membership and senior management, we have not been able to provide adequate training to new board members and employees in order to establish adequate best practice procedures.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statement close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

■	We did not have adequate written procedures, risk assessment processes or board of directors training at June 30, 2017. Our quarterly reporting process, particularly in Russia, requires additional controls and processes.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

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

Except as specifically described above in this Item 4, there was no change in our internal control over financial reporting during our second fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Item 1.01	Entry into a Material Definitive Agreement.

On August 9, 2017, the Company entered into a lease (the “Lease”) with Golden Star Investments Corp. (the “Landlord”) for approximately 4,716 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707 (and Suite 805 as additional premises of approximately 1375 square feet when the Landlord regains possession of such premises from the current tenant and subject to entering into a new lease at higher rent), North Miami Beach, Florida 33160. The term of the Lease is from August 1, 2017 through July 31, 2022, with monthly rent of $14,353.50. If the Landlord is unable to deliver possession of Suite 805 on or before March 1, 2018, the Company will have the right to cancel the Lease by providing, within 90 days, written notice indicating the Company’s intention to terminate the Lease effective August 31, 2018. The Lease provides that the Company has the right of first refusal to purchase the premises subject to the Lease on the terms set forth in the Lease.

The foregoing is a summary description of certain terms of the Lease and, by its nature, is incomplete. A copy of the Lease is filed as Exhibit 10.8 to this Report and is incorporated herein by reference.

Item 1.02	Termination of a Material Definitive Agreement.

Commercial Lease, dated May 1, 2013, between BGC LLC and the Company (as amended by the Amendment to Commercial Lease, dated September 12, 2016, and the Second Amendment to Commercial Lease, dated November 16, 2016) was terminated effective as of August 9, 2017 and superseded by the Lease.

Item 6. Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page 36 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: August 14, 2017	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer
(Principal Financial Officer
and Duly Authorized
Signatory)

EXHIBIT INDEX

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.10	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s second Current Report on Form 8-K filed with the Commission on May 24, 2016)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 15, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2016)

4.1	Registration Rights Agreement, dated as of July 5, 2017, between the Company and Cobblestone Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2017)

10.1	Loan Agreement, dated as of May 18, 2017, among Priority Payment Systems LLC, as lender, and TOT Payments, LLC, TOT New Edge, LLC, Process Pink, LLC and TOT FBS, LLC, as co-borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2017)

10.2	Promissory Note, dated May 18, 2017, by TOT Payments, LLC, TOT New Edge, LLC, Process Pink, LLC and TOT FBS, LLC in favor of Priority Payment Systems LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2017)

10.3	Security Agreement, dated as of May 18, 2017, by TOT Payments, LLC, TOT New Edge, LLC, Process Pink, LLC and TOT FBS, LLC in favor of Priority Payment Systems LLC, as secured party (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2017)

10.4	Corporate Guaranty, dated March 17, 2017, by the Company in favor of Priority Payment Systems LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2017)

10.5	Amendment of Settlement Agreement among the Company, Maglenta Enterprises Inc. and Champfremont Holding Ltd. (accepted and agreed to by TOT Group Europe, Ltd., TOT Group Russia LLC) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)

10.6	Amendment to Loan Agreement, dated as of June 27, 2017, among Priority Payment Systems LLC, as lender, and TOT Payments, LLC, TOT New Edge, LLC, Process Pink, LLC and TOT FBS, LLC, as co-borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2017)

10.7	Common Stock Purchase Agreement, dated as of July 5, 2017, between the Company and Cobblestone Capital Partners LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2017)

10.8*	Lease, effective August 9, 2017, between the Company and Golden Star Investments Corp.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

