Form 10-K/A
period 2016-12-31
Net Element, Inc.
filed 2017-10-19
CIK 1499961

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

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2016 was approximately $25,367,813 (based upon the reported closing price of $18.40 per share on June 30, 2016).

The registrant had 1,768,179 shares of common stock outstanding as of March 30, 2017 (after giving effect to the registrant’s one-for-ten reverse stock split effected October 5, 2017).

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends and restates in its entirety the Annual Report on Form 10- K of Net Element, Inc. (the “Company”) for the fiscal year ended December 31, 2016 as originally filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2017 (the “Original Filing”).

This Amendment No. 1 amends the Original Filing to reflect to the Company’s one-for-ten reverse stock split effected October 5, 2017 as if it had occurred on January 1, 2015 (shares and per share amounts have been revised accordingly).

For ease of reference, revisions to the Original Filing have been made to the following sections:

•	Part I, Item 3 – Legal Proceedings

•	Part II, Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•	Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part III, Item 11 – Executive Compensation

•	Part III, Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•	Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence

•	the Company’s audited consolidated financial statements and related notes contained on pages F-2 through F-31

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

Item 3.  Legal Proceedings.

Litigation

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 12,500 shares of stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 12,500 shares of Net Element, Inc. stock. There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 12,500 shares. To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the defendants to litigate amongst themselves as to how the shares should be distributed. Aptito.com, Inc. opposes the motion to interplead and has filed counterclaims relative to Aptito, LLC non-delivery of the 12,500 shares.  On February 10, 2017, the Court held a hearing on Aptito.com, Inc.’s motion to dismiss the complaint and Aptito, LLC and Net Element’s motion to dismiss Aptito.com, Inc.’s counterclaims.  The Court denied Aptito.com, Inc.’s motion to dismiss and granted Aptito, LLC and Net Element’s motion to dismiss the counterclaims without prejudice.  The Court also indicated that it will soon hold a hearing on the motion to interplead.  If the motion to interplead is granted, it will be up to the defendants to litigate as to the proper distribution of shares and Aptito, LLC should be discharged from any purported liability.    On March 21, 2017, Aptito.com, Inc. filed several counterclaims against Aptito, LLC and us, which we are disputing and will defend.

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

	Fiscal 2016		Fiscal 2015
Quarter Ended	High	Low	High	Low
March 31,	$45.00	$15.00	$14.30	$10.30
June 30,	46.00	17.10	13.00	3.80
September 30,	25.50	10.30	6.30	1.20
December 31,	13.80	7.00	4.30	.50

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

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

We reported a net loss attributable to common stockholders of $13,487,537 or ($10.30) per share for the year ended December 31, 2016 as compared to a net loss of $14,838,704 or ($23.20) per share for the year ended December 31, 2015. Our net loss from operations for the years ended December 31, 2016 and 2015 primarily resulted from our non-cash compensation, depreciation and amortization, and general and administrative expenses, as discussed further below.

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

(1) An award of 95,417 restricted shares of the Company’s common stock to Oleg Firer (consisting of 57,917 shares in lieu of and in satisfaction of accrued and unpaid compensation due to him in the amount of $1,042,509 and 37,500 shares as performance bonus) was granted on December 3, 2015.

(2) An award of 10,000 restricted shares of the Company’s common stock to Steven Wolberg was granted on December 3, 2015.

(3) Not reflecting a rescission, effective on April 12, 2016 (i.e., subsequent to the fiscal year ended December 31, 2015), of award of 12,000 ISOs (with a fair market value of $216,000 as of the grant date).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards at the end of the Company’s fiscal year 2016 for the “named executive officers”:

	OPTION AWARDS					SHARE AWARDS
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Steven Wolberg	20,000	-	-	$2.40	December 7, 2025	-	$-	-	$-
Steven Wolberg	13,714	-	-	$21.20	June 13, 2026	-	$-	-	$-

Director Compensation

The following table further summarizes the compensation paid to the Company's directors for service as a director during 2016:

	Fees earned or
Director Name	paid in cash ($)	Stock awards ($)	Total ($)
Kenges Rakishev	$-	$4,650	$4,650
David P. Kelley II	$27,500	$2,133	$29,633
James Caan	$-	$4,650	$4,650
William Healy	$21,250	$4,650	$25,900
Drew J. Freeman	$6,354	$4,650	$11,004
Howard Ash	$18,958	$2,520	$21,478

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

Name and address of beneficial owner	Amount and nature of beneficial ownership (number of shares of Common Stock beneficially owned)		Percent of class (1)
Kenges Rakishev c/o SAT & Company 241 Mukanova Street Almaty Kazakhstan 050008	313,296	(2)	16.61%
Oleg Firer c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	181,573	(3)	8.64%
Steven Wolberg c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	50,809	(4)	2.76%
James Caan 2791 Hutton Drive Beverly Hills, CA 90210	1,876		0.11%
Jonathan New c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	15,016	(5)	0.83%
Howard Ash 4233 Sheridan Avenue Miami Beach, Florida 33140	81		0.01%
William Healy 16W281 83rd Street, Suite B Burr Ridge, IL 60527	17,860	(6)	0.97%
Drew Freeman 2542 Nassau Lane Fort Lauderdale. FL 33312	388		0.02%
All directors and executive officers as a group (8 persons)	580,899		29.95%

(1)	Applicable percentage ownership is based on 1,768,179 shares of Common Stock outstanding as of March 30, 2017 together with securities exercisable or convertible into shares of Common Stock within 60 days of March 30, 2017 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.
(2)	All information regarding shares that may be beneficially owned by Kenges Rakishev is based on information disclosed in a Schedule 13D/A filed jointly by Mr. Rakishev and Novatus Holding PTE. Ltd. with the Commission and on the information available to us.
(3)	All information regarding shares that may be beneficially owned by Oleg Firer is based on information disclosed in a Schedule 13D/A filed jointly by Mr. Firer and Star Equities, LLC and on the information available to us. As of the date hereof, Mr. Firer is deemed to have beneficial ownership of 181,573 shares of Common Stock consisting of (1) 124,430 restricted shares of Common Stock held directly by Mr. Firer, and (2) as the sole member of Star Equities, LLC, Mr. Firer can be deemed to beneficially own the above-described restricted shares of Common Stock beneficially owned by Star Equities, LLC (which equals to 57,143 shares as of the date hereof). Mr. Firer has sole voting power and sole dispositive power with respect to 124,430 restricted shares of Common Stock and shared voting power and shared dispositive power with respect to the above-described shares beneficially owned by Star Equities.

(4)	The shares held directly by Steven Wolberg include 3,572 (as adjusted to reflect the 1-10 reverse stock splits effected on May 25, 2016 and October 5, 2017) restricted shares of Common Stock and restricted shares of Common Stock issuable pursuant to amended option to purchase 3,572 (as adjusted to reflect the 1-10 reverse stock splits effected on May 25, 2016 and October 5, 2017) restricted shares of Common Stock, in each case issued pursuant to the Letter Agreement dated as of September 11, 2015, as modified by that certain Additional Letter Agreement dated as of October 7, 2015, as amended, with the Company.
(5)	Includes 58 (as adjusted to reflect the 1-10 reverse stock splits effected on May 25, 2016 and October 5, 2017) shares of Common Stock held by Mr. New’s spouse and 108 (as adjusted to reflect the 1-10 reverse stock splits effected on May 25, 2016 and October 5, 2017) shares of Common Stock held by Mr. New’s son.
(6)	The shares held directly by William Healy include 7,143 (as adjusted to reflect the 1-10 reverse stock splits effected on May 25, 2016 and October 5, 2017) restricted shares of Common Stock and restricted shares of Common Stock issuable pursuant to amended option to purchase 7,143 (as adjusted to reflect the 1-10 reverse stock splits effected on May 25, 2016 and October 5, 2017) restricted shares of Common Stock, in each case issued pursuant to the Letter Agreement dated as of September 11, 2015, as modified by that certain Additional Letter Agreement dated as of October 7, 2015, as amended, with the Company.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2016. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	33,396	$26.00	128,026
Equity compensation plans not approved by stockholders	-	$-	-
Total	33,396	$26.00	128,026

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

On September 11, 2015, the Company entered into the Letter Agreement with certain accredited investors, including Star Equities, LLC, Steven Wolberg, our Chief Legal Officer and Secretary, William Healey, a member of our Board of Directors, and Kenges Rakishev, Chairman of our Board of Directors and a significant shareholder (together, the “Investors”). Oleg Firer, our Chief Executive Officer and director, is the chairman and managing member of Star Equities, LLC. Pursuant to the Letter Agreement, the Investors purchased from the Company an aggregate of (i) 1,135,714 restricted shares of Common Stock (the “Restricted Shares”) to be issued in the future and (ii) options to purchase 1,135,714 restricted shares of Common Stock, (the “Restricted Options”). The per share purchase price of each Restricted Share was $1.40 for an aggregate purchase price of $1,590,000. The Restricted Options expire on the fifth (5th) annual anniversary of the date of the Letter Agreement. Prior to expiration, each Restricted Options is exercisable into one Restricted Share at the exercise price equal 110% of the closing trading price per one share of Common Stock reported on The NASDAQ Capital Market on the date of the Letter Agreement. Each Investor may elect to exercise it or his Amended Restricted Option through a cashless exercise.

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

On January 21, 2016, the Company entered into a Second Additional Letter Agreement, as amended on April 14, 2016 (the “Second Additional Agreement”) with Kenges Rakishev. The Second Additional Agreement further modified the terms of the Letter Agreement, as amended. The Second Additional Agreement provided for the second and final round of $910,000 equity financing to the Company contemplated by the Letter Agreement in consideration for the issuance by the Company on June 13, 2016 to Kenges Rakishev of (i) 46,643 restricted shares of the Company’s common stock based on $19.50 per share price and (ii) options to purchase 46,643 restricted shares of the Company’s common stock with a strike price of $21.50 and a 5 year life.

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

Net Element, Inc.

October 19, 2017	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

October 19, 2017	By:	/s/ Oleg Firer
Oleg Firer
Chief Executive Officer and Director (Principal Executive Officer)

October 19, 2017	By:	/s/ Jonathan New
Jonathan New
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

October 19, 2017	By:	/s/ Kenges Rakishev
Kenges Rakishev
Director

October 19, 2017	By:	/s/ Drew Freeman
Drew Freeman
Director

October 19, 2017	By:	/s/ Howard Ash
Howard Ash
Director

October 19, 2017	By:	/s/ James Caan
James Caan
Director

October 19, 2017	By:	/s/ William Healy
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

The accompanying consolidated financial statements have been restated to reflect the company one-for-ten reverse stock split, effected October 3, 2017 as if it occurred on January 1, 2015.

/s/ Daszkal Bolton LLP

Fort Lauderdale, Florida

March 31, 2017, except for note 2 to which the date is October 3, 2017.

NET ELEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash	$621,635	$1,025,747
Accounts receivable, net	7,126,429	5,198,993
Prepaid expenses and other assets	1,467,897	1,106,016
Total current assets, net	9,215,961	7,330,756
Fixed assets, net	117,295	162,123
Intangible assets, net	3,589,850	5,423,880
Goodwill	9,643,752	9,643,752
Other long term assets	742,810	353,050
Total assets	23,309,668	22,913,561

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	7,510,113	5,858,837
Accrued expenses	5,518,823	2,975,066
Deferred revenue	1,355,972	743,910
Notes payable (current portion)	808,976	518,437
Due to related parties	299,004	329,881
Total current liabilities	15,492,888	10,426,131
Notes payable (net of current portion)	3,755,383	3,446,563
Total liabilities	19,248,271	13,872,694

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015)	-	-
Common stock ($.0001 par value, 400,000,000 shares authorized and 1,535,349 and 1,126,196 shares issued and outstanding at December 31, 2016 and December 31, 2015	1,535	1,126
Paid in capital	163,918,685	154,361,694
Accumulated other comprehensive loss	(2,486,616)	(1,565,822)
Accumulated deficit	(157,442,585)	(143,955,048)
Noncontrolling interest	70,378	198,917
Total stockholders' equity	4,061,397	9,040,867
Total liabilities and stockholders' equity	$23,309,668	$22,913,561

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve months ended December 31,
	2016	2015

Net revenues
Service fees	$48,784,855	$31,204,871
Branded content	5,502,004	9,030,491
Total revenues	54,286,859	40,235,362

Costs and expenses:
Cost of service fees	40,521,236	25,858,098
Cost of branded content	5,187,005	8,119,117
General and administrative	8,797,883	9,310,477
Non-cash compensation	3,463,435	4,306,304
Bad debt expense	1,688,237	649,571
Depreciation and amortization	3,466,511	2,513,162
Total costs and operating expenses	63,124,307	50,756,729
Loss from operations	(8,837,448)	(10,521,367)
Interest expense, net	(1,463,833)	(3,575,698)
Loss on change in fair value and settlement of beneficial conversion derivative	-	(26,932,496)
Loss from stock value guarantee and other charges from PayOnline acquisition	(3,722,142)	-
Gain on debt extinguishment	-	27,743,980
Gain on asset disposal	-	40,369
Other income (expense), net	407,347	(82,714)
Net loss before income taxes	(13,616,076)	(13,327,926)
Income taxes	-	-
Net loss	(13,616,076)	(13,327,926)
Net loss attributable to the noncontrolling interest	128,539	74,314
Net loss attributable to Net Element, Inc. stockholders	(13,487,537)	(13,253,612)

Dividends for the benefit of preferred stockholders	-	(1,585,092)

Net loss attributable to Net Element, Inc. common stockholders	(13,487,537)	(14,838,704)

Foreign currency translation	(920,794)	(314,361)
Comprehensive loss attributable to common stockholders	$(14,408,331)	$(15,153,065)

Loss per share - basic and diluted	$(10.33)	$(23.22)

Weighted average number of common shares outstanding - basic and diluted	1,305,801	639,112

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Assets
Balance December 31, 2014	-	-	458,815	$459	$136,693,759	$(1,111,130)	$(1,251,461)	$269,762	$(129,116,344)	$5,485,045
Share based compensation	-	-	40,153	39	4,306,264	-	-	-	-	4,306,303
Preferred shares issued	5,500	5,287,082	-	-	-	-	-	-	-	-
Preferred shares converted to common shares	(5,500)	(5,287,082)	337,605	338	9,035,746	-	-	-	-	9,036,084
Preferred share dividends paid	-	-	61,289	61	1,585,031					1,585,092
Shares issued in connection with debt restructuring	-	-	42,081	42	1,346,606	-	-	-	-	1,346,648
Shares issued in exchange for warrants	-	-	25,000	25	(2,679,885)					(2,679,861)
Shares issued and issuable for acquisitions	-	-	47,682	48	3,599,952	-	-	-	-	3,600,000
Repurchase of non-controlling interest	-	-	-	-	(3,489)	-	-	3,469	-	(20)
Shares issued for insider financing	-	-	113,571	114	1,588,840	-	-	-	-	1,588,954
Write-off of stock subscription receivable	-	-	-	-	(1,111,130)	1,111,130	-	-	-	-
Net loss	-	-	-	-	-	-	-	(74,314)	(14,838,704)	(14,913,018)
Comprehensive loss - foreign currency translation	-	-	-	-	-	-	(314,361)	-	-	(314,361)
Balance December 31, 2015	-	-	1,126,196	$1,126	$154,361,694	$-	$(1,565,822)	$198,917	$(143,955,048)	$9,040,867
Share based compensation	-	-	121,442	121	4,426,996	-	-	-	-	4,427,117
Shares issued and issuable for acquisitions	-	-	6,543	7	134,088		-	-	-	134,095
Shares issued in connection with reverse stock splits	-	-	180	0	-		-	-	-	0
Shares issued for insider financing	-	-	46,643	47	988,781	-	-	-	-	988,828
Shares issued in connection with debt restructuring	-	-	166,340	166	3,288,670	-	-	-	-	3,288,836
Shares issued under ESOUSA agreement	-	-	68,006	68	718,456	-	-	-	-	718,524
Net loss	-	-	-	-	-	-	-	(128,539)	(13,487,537)	(13,616,076)
Comprehensive loss - foreign currency translation	-	-	-	-	-	-	(920,794)	-	-	(920,794)
Balance December 31, 2016	-	-	1,535,349	$1,535	$163,918,685	$-	$(2,486,616)	$70,378	$(157,442,585)	$4,061,397

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At both December 31, 2015 and 2016, respectively, we had warrants outstanding to purchase 89,389 shares of common stock, and we had 146,437 and 193,610 stock options issued and outstanding that are anti-dilutive in effect.

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

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On May 25, 2016, and subsequently again on October 5, 2017, we completed a one-for-ten reverse stock split of our common stock. Our consolidated financial statements give retrospective effect for these changes in capital structure for all periods presented.

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

The notes accrued interest at 7% (default rate 18%) per year on the full face amount of $5,000,000, with accelerated interest and principal payments, payable in five (5) monthly installments in cash and/or shares of our common stock, and mature on April 30, 2018. The Notes were convertible into shares of our common stock at an initial price of $16.20 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the conversion price.

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

On December 1, 2015, the warrants previously issued to the Series A Preferred stock investors were terminated and cancelled in exchange for 25,000 unrestricted shares of our common stock.

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

On July 17, 2014, we entered into a $3,315,000 promissory note with RBL. Net proceeds from the promissory note were used to repay a $3.0 million note previously due to MBF in addition to approximately $239,000 for working capital. The promissory note required interest only payments at 13.90% interest through January 2015 commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019. The promissory note balance reduced the amount available under our RBL credit line. The note also provided for a 2% front end fee due at execution of the note and a 4% backend fee due at the final payment of the note. At December 31, 2016, the promissory note balance was $0. During 2016, Crede CG III, Ltd. (“Crede”) purchased $1,849,481 of the principal balance of this promissory note in various tranches. We exchanged and extinguished these promissory note tranches for 16,426 shares of common stock during the second quarter of 2016, 99,203 shares of our common stock during the third quarter of 2016, and 19,608 shares during the fourth quarter of 2016. See “—Crede CG III, Ltd.” At December 20, 2016, the remaining balance of the note was refinanced into another note and its balance is $0.

Effective February 10, 2015, we entered into a $400,000 term note with RBL based on a draw down from the line of credit. The term note provided for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019 (maturity date), we were obligated to make interest and principal payments of $10,911 per month. We paid $8,000 in costs related to this loan. This term note was purchased by Crede, which was exchanged and extinguished for an aggregate of 21,928 shares of our common stock on June 9, 2016, June 23, 2016, and June 30, 2016.

Effective March 27, 2015, we entered into a $250,000 term note with RBL based on the draw down from the line of credit. The term note provided for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019 (the note maturity date), we were obligated to make interest and principal payments of $6,819 per month. We paid $5,000 in costs related to this term note. This term note was purchased by Crede, which was exchanged and extinguished for an aggregate of 9,174 shares of our common stock on May 9, 2016.

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

For the year ended December 31, 2016, we exchanged 166,340 shares of our common stock with Crede for an aggregate of $2,499,481 of RBL promissory notes, including the full exchange of the $400,000 promissory note (originally entered into February 10, 2015) and $250,000 promissory note (originally entered into March 27, 2015), and the partial exchange for $1,849,481 of the $3,315,000 promissory note (originally entered July 17, 2014). These notes were purchased by Crede for an average per share exchange price of $16.80. The exchanges also settled current interest and loan fees of $302,294 and a non-cash exchange premium of $487,064. A summary of these exchanges for the year ended December 31, 2016 is as follows:

Date	Shares Issued	Exchange Price	Principal Reduction	Interest, Fees & Fair Value Charges
May 2, 2016	9,786	$28.70	$250,000	$63,142
May 9, 2016	9,174	27.20	237,367	56,214
May 16, 2016	6,640	25.70	162,633	36,581
June 9, 2016	9,903	20.20	148,341	83,378
June 23, 2016	5,766	17.30	88,479	28,000
June 30, 2016	6,260	16.00	85,050	30,123
July 8, 2016	12,522	16.00	178,650	56,762
July 22, 2016	16,460	18.20	284,567	79,200
August 4, 2016	5,279	18.90	80,671	34,939
August 9, 2016	10,494	19.10	182,012	50,961
August 12, 2016	10,362	19.30	184,114	50,059
August 31, 2016	15,655	12.80	177,893	61,619
September 9, 2016	9,014	11.10	86,749	28,629
September 15, 2016	19,418	10.30	181,825	82,253
November 8, 2016	9,804	10.20	81,363	28,441
November 14, 2016	9,804	10.20	89,767	19,057

Totals	166,340	$19.77	$2,499,481	$789,358

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

Litigation

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 12,500 shares of stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 12,500 shares of Net Element, Inc. stock. There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 12,500 shares. To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the defendants to litigate amongst themselves as to how the shares should be distributed. Aptito.com, Inc. opposes the motion to interplead and has filed counterclaims relative to Aptito, LLC non-delivery of the 12,500 shares.  On February 10, 2017, the Court held a hearing on Aptito.com, Inc.’s motion to dismiss the complaint and Aptito, LLC and Net Element’s motion to dismiss Aptito.com, Inc.’s counterclaims.  The Court denied Aptito.com, Inc.’s motion to dismiss and granted Aptito, LLC and Net Element’s motion to dismiss the counterclaims without prejudice.  The Court also indicated that it will soon hold a hearing on the motion to interplead.  If the motion to interplead is granted, it will be up to the defendants to litigate as to the proper distribution of shares and Aptito, LLC should be discharged from any purported liability. On March 21, 2017, Aptito.com, Inc. filed several counterclaims against Aptito, LLC and us, which we are disputing and will defend.

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

NOTE 14. STOCKHOLDERS’ EQUITY

On May 25, 2016, and again on October 5, 2017, we effected a one-for-ten reverse stock split of our common stock. Our consolidated financial statements and disclosures reflect for these changes in capital structure for all periods presented.

On June 12, 2015 and June 13, 2016, our shareholders approved 100,000,000 increases in our authorized common stock to 300,000,000 and 400,000,000, respectively.

Convertible Preferred Stock, Series A

On April 30, 2015, we entered into a $5,500,000 Security Purchase Agreement for the issuance of 5,500 shares of Series A Convertible Preferred Stock. The Series A Convertible Preferred Stock paid dividends at 9% (default rate 18%) per year on the full face amount of $5,500,000, and required accelerated principal redemption and dividends payments to be made monthly in cash and/or shares of our common stock through October, 2015, and matured on April 20, 2017. The Series A Convertible Preferred Stock initially was convertible into shares of our common stock at $17.40 per share, subject to market adjustments and “down round” reductions in the conversion price arising from future stock issuances at prices less than the conversion price.

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

During the year ended December 31, 2015, the holders of Series A Convertible Preferred Stock converted their 5,500 shares for 398,894 shares of our common stock. Pursuant to the agreement, we issued an additional 42,081 shares of our common stock resulting in a $1,346,648 charge for the value of the shares issued. Additionally, we recorded preferred stock dividends of $1,585,092 for this transaction.

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options (“Incentive Stock Options”) meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”); (ii) non-qualified stock options (“Non-Qualified Stock Options”) (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights (“Stock Appreciation Rights”), which may be awarded either in tandem with Options (“Tandem Stock Appreciation Rights”) or on a stand-alone basis (“Nontandem Stock Appreciation Rights”); (iv) shares of common stock that are restricted (“Restricted Shares”); (v) units representing shares of common stock (“Performance Shares”); (vi) units that do not represent shares of common stock but which may be paid in the form of common stock (“Performance Units”); and (vii) shares of common stock that are not subject to any conditions to vesting (“Unrestricted Shares”). The maximum aggregate number of shares of common stock available for award under the 2013 Plan at December 31, 2016 was 128,026, subject to adjustment as provided for in the 2013 Plan. The 2013 Plan is administered by the compensation committee.

On December 10, 2014, the Compensation Committee of the Board of Directors of the Company approved and authorized the issuance of 180,792 restricted shares of common stock and 11,919 incentive stock options to various employees for services performed during 2013 – 2015 and recorded a compensation charge of $1,684,534 for the 2013 – 2014 portions of these grants. An additional $897,800 of non-cash compensation expense was recognized during 2015.

2013 Equity Incentive Plan - Unrestricted Shares

During the twelve months ended December 31, 2016 and 2015, we issued common stock pursuant to the Net Element International, Inc. 2013 Equity Incentive Plan (as amended, the “2013 Plan”) to the members of our Board of Directors and recorded compensation charges of $7,363 and $87,000, respectively.

On June 13, 2016, we issued 47,500 shares of our common stock to named executives as additional compensation. We recorded a compensation charge of $1,007,000 for the fair value of shares provided.

2013 Equity Incentive Plan - Stock Options

On December 8, 2015, we issued 31,674 incentive stock options with an exercise price of $24.00 per share. The options have a 10-year life and we recorded compensation expense of $996,598 at time of issuance for the Black-Scholes value of options provided.

On April 12, 2016, the compensation committee of the Board of Directors rescinded previously granted incentive stock options to purchase approximately 1.6 million shares of our common stock, as the amounts granted were inadvertently in excess of individual grant limitations set forth in the 2013 Plan documents.

On June 13, 2016, we issued 18,241 incentive stock options pursuant to the 2013 Plan to key management. The option strike price is $21.20 and the term of the option is 10 years. We recorded a non-cash compensation charge of $386,705 in connection with this issuance.

In September, 2016, we issued 7,031 shares as incentive compensation to employees and recorded a non-cash compensation charge of $532,701.

At December 31, 2016, we had 33,396 incentive stock options outstanding with a weighted average exercise price of $26.00 and a weighted average remaining contract term of 9.18 years. All of the stock options were out-of-the-money and had no intrinsic value at December 31, 2016.

See Note 18. Subsequent Events, for awards granted after December 31, 2016.

Equity Issuances – Insider Financing

On September 11, 2015, the Company entered into the Letter Agreement with certain accredited investors, including Star Equities, LLC, of which our Chief Executive Officer, Oleg Firer is managing member and chairman of the board, Steven Wolberg, our Chief Legal Officer and Secretary, William Healey, a member of our Board of Directors, and Kenges Rakishev, Chairman of our Board of Directors and a significant shareholder (together, the “Investors”). Pursuant to the Letter Agreement, the Investors purchased from the Company an aggregate of (i) 1,135,714 restricted shares of Common Stock (the “Restricted Shares”) to be issued in the future and (ii) options to purchase 1,135,714 restricted shares of Common Stock, (the “Restricted Options”). The per share purchase price of each Restricted Share was $1.40 for an aggregate purchase price of $1,590,000. The Restricted Options will expire on the fifth (5th) annual anniversary of the date of the Letter Agreement. Prior to expiration, each Restricted Options is exercisable into one Restricted Share at the exercise price equal 110% of the closing trading price per one share of Common Stock reported on The NASDAQ Capital Market on the date of the Letter Agreement. Each Investor may elect to exercise it or his Amended Restricted Option through a cashless exercise.

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

On January 21, 2016, the Company entered into a Second Additional Letter Agreement, as amended on April 14, 2016 (the “Second Additional Agreement”) with Kenges Rakishev. The Second Additional Agreement further modified the terms of the Letter Agreement, as amended. The Second Additional Agreement provided for the second and final round of $910,000 equity financing to the Company contemplated by the Letter Agreement in consideration for the issuance by the Company on June 13, 2016 to Kenges Rakishev of (i) 46,643 restricted shares of the Company’s common stock based on $19.50 per share price and (ii) options to purchase 46,643 restricted shares of the Company’s common stock with a strike price of $21.50 and a 5 year life.

Share Issuances - ESOUSA Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company (“ESOUSA”), in which ESOUSA committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30- month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, we paid shares of our common stock with a value equivalent $200,000 as a commitment fee to ESOUSA. The number of shares was calculated using the average of volume weighted average price for our common stock during the 3 trading day period immediately preceding the date of issuance of such shares. Accordingly, on August 31, 2016, we issued 13,117 shares of our common stock to ESOUSA based on the price of $15.20 per share.

On September 15, 2016, we issued 45,455 shares of our common stock to ESOUSA for an aggregate price of $500,000, or $11.00 per share in accordance with the Purchase Agreement. On October 25, 2016, we issued 9,434 shares of our common stock to ESOUSA for an aggregate price of $100,000, or $10.60 per share in accordance with the Purchase Agreement.

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

During the year ended December 31, 2016, we exchanged $2,801,776 of outstanding RBL promissory notes and associated fees for 166,640 shares of our common stock (See Note 10).

Other Share Issuances

On January 25, 2016, we issued 4,257 shares of our common stock in connection with the earn-out provisions of our acquisition of PayOnline. See Note 18. Subsequent Events, for additional earn-out shares issued after December 31, 2016.

On August 15, 2016, we issued 9,569 shares of our common stock and recorded a $200,000 charge in connection with the Orkin litigation settlement (see Note 12. Commitments and Contingencies)

NOTE 15. WARRANTS AND NON-INCENTIVE PLAN OPTIONS

Warrants

In 2013, our predecessor entity (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 89,400 shares of common stock in connection with its private placement and initial public offering. At December 31, 2016 and 2015, we had warrants outstanding to purchase 89,389 shares of common stock. At December 31, 2016, the warrants have a weighted average exercise price of $75.00 per share and a weighted average remaining contractual term of 0.75 years (1.75 years at December 31, 2015). These warrants are “out-of-the-money” and have no intrinsic value at December 31, 2016 and 2015. The warrants are exercisable only if a registration statement relating to the common shares issuable upon exercise of the warrants is effective and current. These warrants expire on October 1, 2017.

On April 30, 2015, in connection with our issuance of a $5,000,000 senior convertible note, we issued 27,094 warrants to purchase shares of our common stock at a per share exchanged price of $174.00. On December 1, 2015, these warrants were exercised for 25,000 shares of common stock.

Non-Incentive Plan Options

At December 31, 2016, we had 160,214 non-incentive options outstanding with an exercise price of $21.80 and a remaining contract term of 3.92 years. These options were out of the money at December 31, 2016 and had no intrinsic value.

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

In connection with the ESOUSA Purchase Agreement (see Note 14 for additional information), we issued the following shares of our common stock to ESOUSA subsequent to December 31, 2016:

Issue	Number of	Purchase	Share
Date	Shares	Amount	Price
January 19, 2017	24,096	$200,000	$8.30
January 25, 2017	17,647	150,000	$8.50
February 8, 2017	116,144	1,000,000	$8.61
March 23, 2017	10,379	87,132	$8.40
Totals	168,267	$1,437,132	$8.54

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

Awards Under the 2013 Equity Incentive Compensation Plan, as amended

On February 28, 2017, the Compensation Committee (the “Committee”) of our Board of Directors approved and authorized grants of the following equity awards to our employees and consultants of the Company pursuant to our 2013 Equity Incentive Compensation Plan, as amended:

(i)	45,105 qualified options to acquire shares of our common stock (50% of such options vesting immediately and the balance 50% of such options vesting in 4 equal proportions quarterly after the grant date) and
(ii)	62,668 restricted shares of our common stock (50% of such shares vesting immediately and the balance 50% of such shares vesting in 4 equal proportions quarterly after the grant date).

Awards Outside the 2013 Equity Incentive Compensation Plan, as amended

On February 28, 2017, the Compensation Committee of our board of directors awarded to Oleg Firer, our Chief Executive Officer, 47,139 restricted shares of our common stock as performance bonus subject to shareholder approval. In addition, the Committee approved a $300,000 cash performance bonus to Oleg Firer, payable when we have sufficient capital to pay such cash bonus and cover the Company’s on-going monthly operations.

Other Stock Issuance

Pursuant to the earn out installment provisions of the PayOnline purchase agreement, we issued an additional 13,082 shares of our common stock and paid $108,583 in March 2017.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of June 12, 2012, by and between Cazador Acquisition Corporation Ltd. and Net Element, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 12, 2012)

2.2	Contribution Agreement, dated April 16, 2013, among Net Element International, Inc., Unified Payments, LLC, TOT Group, Inc., Oleg Firer, and Georgia Notes 18 LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013.

2.3	Term Sheet, dated May 20, 2013, among TOT Group, Inc., Net Element International, Inc. and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 22, 2013)

2.4	Asset Purchase Agreement, dated June 18, 2013, between Aptito, LLC and Aptito.com, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 24, 2013)

2.5	Contribution Agreement, dated September 25, 2013, among T1T Lab, LLC, Net Element International, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 25, 2013)

2.6	Assignment of Membership Interest, dated February 11, 2014, among T1T Group, LLC, Net Element, Inc., and T1T LAB, LLC (incorporated by reference to Exhibit 2.7 to the Company’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

2.7	Binding Offer Letter, dated March 16, 2015, among TOT Group Europe Ltd., Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 2.1 to Net Element’s Current Report on Form 8-K/A filed with the Commission on March 20, 2015)

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.10	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s second Current Report on Form 8-K filed with the Commission on May 24, 2016)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 15, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2016)

4.1	Specimen Common Stock Certificate of Net Element International, Inc. (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4 filed by the Company with the Commission on August 31, 2012)

4.2	Warrant Certificate of Cazador Acquisition Corporation Ltd. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

4.3	Registration Rights Agreement by and between Cazador Acquisition Corporation Ltd., Cazador Sub Holdings Ltd. and Others (incorporated by reference to Exhibit 10.5 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.4	Warrant Agreement by and between Cazador Acquisition Corporation Ltd. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.4 to the Registration Statement, as amended, on Form F-1/A filed by the Company with the Commission on October 6, 2010)

4.5	Secured Convertible Senior Promissory Note dated April 21, 2014 between the Company and Cayman Invest, S.A. (incorporated by reference to Exhibit 4.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 22, 2014)

4.6	Form of Amended and Restated Restricted Options to Purchase Shares of Restricted Common Stock (incorporated by reference to Exhibit 4.1 to Net Element’s Current Report on Form 8-K filed with the Commission on October 7, 2015)

4.7	Form of Option to Kenges Rakishev to Purchase Shares of Restricted Common Stock (incorporated by reference to Exhibit 4.1 to Net Element’s Current Report on Form 8-K filed with the Commission on January 22, 2016)

4.8	Registration Rights Agreement, dated as of July 6, 2016, between Net Element, Inc. and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2016)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

10.2	Memorandum of Understanding, dated March 23, 2012, by and between Cazador Acquisition Corporation Ltd. and Cazador Sub-Holdings Ltd. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Commission on March 30, 2012)

10.3	Membership Interest Purchase Agreement (Motorsport) dated as of February 1, 2011 between Enerfund, LLC and the Company (incorporated by reference to Exhibit 10.29 to the Company’s Transition Report on Form 10-KT/A filed with the Commission on February 3, 2011)

10.4	Joint Venture Agreement, dated April 6, 2012, between Net Element, Inc. and Igor Yakovlevich Krutoy (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on April 12, 2012)

10.5	Loan Agreement, dated July 4, 2012, between OOO Sat-Moscow and OOO Net Element Russia (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 10, 2012)

10.6	Credit Agreement, dated August 17, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.7	Agreement of Property Rights Pledge, dated August 17, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on August 23, 2012)

10.8	General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (including related supplementary agreements) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 10, 2012)

10.9	Supplemental Agreements dated September 19, 2012, which amend the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Monetary Claim (Factoring) within Russia, dated September 19, 2012, between Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.10#	Management and Consulting Services Agreement, dated October 24, 2012, between Bond Street Management LLC and Net Element International Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 30, 2012)

10.11	Agreement on transfer of rights and obligations, dated July 1, 2012, among Mobile Telesystems OJSC, OOO RM-Invest and OOO Digital Provider (formerly OOO TOT Money), with respect to Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from this Agreement. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.12	Contract No. D0811373, dated July 1, 2008, between Mobile Telesystems OJSC and OOO RM-Invest (including material supplementary agreements related thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. D0811373 and certain of the material supplementary agreements related thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.34 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.13	Contract No. CPA-86, dated September 1, 2012, between OJSC Megafon and OOO Digital Provider (formerly OOO TOT Money) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA-86. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.35 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.14	Contract No. 0382, dated September 20, 2012, between OJSC VimpelCom and OOO Digital Provider (formerly OOO TOT Money) (including Supplementary Agreement No. 1 thereto) (Net Element International, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. 0382 and Supplementary Agreement No. 1 thereto. The omitted information has been separately filed with the SEC.) (incorporated by reference to Exhibit 10.36 to the Company’s Current Report on Form 8-K filed with the Commission on November 19, 2012)

10.15	Loan Agreement, dated November 26, 2012, between Net Element International, Inc. and Infratont Equities Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 30, 2012)

10.16	Term Sheet, dated March 8, 2013, between Unified Payments, LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.17	Loan Agreement, dated March 8, 2013, among Net Element International, Inc., Unified Payments, LLC, Oleg Firer and Georgia Notes 18 LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.18	Form of Secured Revolving Note made by Unified Payments, LLC and payable to Net Element International, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.19	Non-Recourse Guaranty, dated March 8, 2013, by Oleg Firer and Georgia Notes 18 LLC for the benefit of Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.20	Pledge Agreement, dated March 8, 2013, among Oleg Firer, Georgia Notes 18 LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 12, 2013)

10.21	Loan Agreement, dated July 12, 2012, between OOO Digital Provider (formerly OOO TOT Money) and OOO RM Invest, as amended on July 30, 2012, August 17, 2012 and February 25, 2013 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Commission on April 12, 2013)

10.22	Termination Agreement for Management and Consulting Agreement, dated April 15, 2013, between Net Element International, Inc. and Bond Street Management LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 17, 2013)

10.23	Form of Indemnification Agreement for executive officers, entered into between Net Element International, Inc. and each of Jonathan New, Dmitry Kozko, and Francesco Piovanetti (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 15, 2013)

10.24	Contract No. CPA/ML-17, dated March 1, 2013, between ZAO MegaLabs and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Commission on May 15, 2013) (Net Element, Inc. is requesting confidential treatment of certain information which has been omitted from Contract No. CPA/ML-17. The omitted information has been separately filed with the Commission.)

10.25	Commercial Lease, dated May 1, 2013, between BGC LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.26	Promissory Note, dated May 13, 2013, in the original principal amount of $2 million made by Net Element International, Inc. and payable to K1 Holding Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.27	Letter Agreement, dated January 14, 2013, among OOO Digital Provider (formerly OOO TOT Money), Tcahai Hairullaevich Katcaev and Varwood Holdings Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.28	Letter Agreement, dated July 1, 2013, among OOO Digital Provider (formerly OOO TOT Money), OOO NETE, Net Element International, Inc. and Tcahai Hairullaevich Katcaev (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.29	Settlement, Separation Agreement and General Release, dated May 10, 2013, between Net Element International, Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.30	Letter Agreement, dated August 28, 2013, among Net Element International, Inc., Oleg Firer, Steven Wolberg, Vladimir Sadovskiy, Georgia Notes 18, LLC, Kenges Rakishev and Mike Zoi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013)

10.31	Services Agreement, dated December 5, 2013, between Net Element International, Inc. an K 1 Holding Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.32	Letter Agreement, dated December 5, 2013, among TGR Capital, LLC, Net Element International, Inc. and K 1 Holding Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.33	Form of Incentive Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.34	Form of Non-Qualified Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.35	Form of Restricted Share Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.36	Assignment of Membership Interest, dated February 11, 2014, between Net Element, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Commission on May 15, 2014)

10.37	Loan and Security Agreement, dated June 30, 2014, among RBL Capital Group, LLC, as lender, and TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, as co-borrowers (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 2, 2014)

10.38	Amendment No. 1 effective June 30, 2014 between the Company and Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy (incorporated by reference to Exhibit 10.2 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Commission on August 14, 2014)

10.39	Master Exchange Agreement, dated as of September 15, 2014 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on September 15, 2014)

10.40	Supplement Agreement No. 14, dated May 21, 2014 (but executed by OOO Digital Provider (formerly OOO TOT Money) on September 17, 2014), to the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Receivables (Factoring) within Russia, dated September 19, 2012, between JSC Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on September 24, 2014)

10.41	Supplement Agreement No. 15, dated September 17, 2014, to the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Receivables (Factoring) within Russia, dated September 19, 2012, between JSC Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on September 24, 2014)

10.42	General Agreement No. 09969-HP on General Conditions of Factoring Services under “Liquidity” Program, dated as of November 5, 2014, between Bank Otkritie Financial Corporation and Digital Provider Limited Liability Company (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on November 19, 2014)

10.43	Additional Agreement on Factoring Services under “Finance” Program to General Agreement on General Conditions of Factoring Services under “Liquidity” Program No. 09969-HP as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on November 19, 2014)

10.44	Equity Distribution Agreement between the Company and Revere Securities, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

10.45	Securities Purchase Agreement (Series A Preferred Stock) among the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.46	Voting Agreement (related to Series A Preferred Stock sale) among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.47	Form of Lock-Up Agreement (related to Series A Preferred Stock transaction) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.48	Securities Purchase Agreement (Senior Convertible Notes and Warrants) among the Company and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 17, 2015)

10.49	Registration Rights Agreement among the Company and the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.50	Form of Lock-Up Agreement (related to Senior Convertible Notes and Warrants transaction) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.51	Form of Voting Agreement (related to Senior Convertible Notes and Warrants transaction) among the Company and the stockholders thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.52	Acquisition Agreement, dated May 20, 2015, among TOT Group Europe Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc. and Champfremont Holding Ltd., Polimore Capital Limited, Brosword Holding Limited and other Target Companies listed in Exhibit B thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.53	Escrow Agreement, dated May 20, 2015, among TOT Group Europe Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and Reznick Law, PLLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.54	Guaranty, dated May 20, 2015, among Net Element, Inc., Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.55	Guaranty, dated May 20, 2015, by Lacerta Management Ltd in favor of TOT Group Europe Ltd., and ТOT Group Russia LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-Kfiled with the Commission on May 27, 2015)

10.56	Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.57	Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.58	Letter Agreement, dated as of September 11, 2015, among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2015)

10.59	Additional Letter Agreement among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2015)

10.60	Amendment to Letter Agreement dated August 4, 2015, dated December 1, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015)

10.61	Amendment to Letter Agreement dated August 4, 2015, dated December 1, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015)

10.62	Second Additional Letter Agreement, dated as of January 21, 2016, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2016)

10.63	Amendment No. 1, dated as of April 14, 2016, to Second Additional Letter Agreement, dated as of January 21, 2016, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.64	Letter agreement, dated as of April 28, 2016 between the Company and RBL Capital Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2016)

10.65	Master Exchange Agreement, dated as of May 2, 2016 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2016)

10.66	Amendment to the Master Exchange Agreement, dated as of May 2, 2016 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2017)

10.67	Amendment No. 1, dated as of May 2, 2016, to the Loan and Security Agreement among TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC, TOT New Edge, LLC and RBL Capital Group, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2016)

10.68#	2013 Equity Incentive Plan approved on December 5, 2013 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on November 4, 2013)

10.69#	Amendment to 2013 Equity Incentive Plan approved on December 9, 2014 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 31, 2014)

10.70#	Amendment to 2013 Equity Incentive Plan approved on June 15, 2016 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2016)

10.71	Common Stock Purchase Agreement, dated as of July 6, 2016, between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2016)

10.72	Binding Letter of Intent, dated as of July 21, 2016 between Net Element, Inc., Paystar, Inc. and Nexcharge, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2016)

10.73	Settlement Agreement Amendment among Net Element, Inc., TOT Group Europe, Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2016)

10.74	Amendment to the Acquisition Agreement among Net Element, Inc., TOT Group Europe, Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and the Target Companies parties to thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2016)

10.75	Second Amendment to the Acquisition Agreement among Net Element, Inc., TOT Group Europe, Ltd., ТOT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and the Target Companies parties to thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2017)

10.76	Promissory Note, dated March 1, 2017, in the original principal amount of $348,083.32 made by the Company and payable to Star Equities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2017)

10.77*	Amendment to Commercial Lease, dated September 12, 2016, between BGC LLC and Net Element International, Inc.

10.78*	Second Amendment to Commercial Lease, dated November 16, 2016, between BGC LLC and Net Element International, Inc.

10.79	Corporate Guaranty, dated March 23, 2017, by Net Element, Inc. in favor of Cynergy Data, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2017)

10.80	Amendment to Master Exchange Agreement, dated as of March 3, 2017, between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2017)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2016 and 2015; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

