Form 10-Q/A
period 2017-03-31
Net Element, Inc.
filed 2017-10-19
CIK 1499961

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 15, 2017 was 1,762,982 after giving effect to the registrant's one-for- ten reverse stock split effected October 5, 2017).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends and restates in its entirety the Quarterly Report on Form 10-Q of Net Element, Inc. (the “Company”) for the quarter ended March 31, 2017 as originally filed with the Securities and Exchange Commission (the “Commission”) on May 15, 2017 (the “Original Filing”).

This Amendment No. 1 amends the Original Filing to reflect to the Company’s one-for-ten reverse stock split effected October 5, 2017 as if it had occurred on January 1, 2016 (shares and per share amounts have been revised accordingly.

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

Net Element, Inc.

Form 10-Q

For the Three Months March 31, 2017

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$813,081	$621,635
Accounts receivable, net	6,724,985	7,126,429
Prepaid expenses and other assets	1,686,126	1,467,897
Total current assets, net	9,224,192	9,215,961
Fixed assets, net	113,908	117,295
Intangible assets, net	3,466,408	3,589,850
Goodwill	9,643,752	9,643,752
Other long term assets	536,512	742,810
Total assets	22,984,772	23,309,668

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	8,337,673	7,510,113
Accrued expenses	5,366,887	5,518,823
Deferred revenue	910,019	1,355,972
Notes payable (current portion)	719,564	808,976
Due to related parties	356,200	299,004
Total current liabilities	15,690,343	15,492,888
Notes payable (net of current portion)	3,844,115	3,755,383
Total liabilities	19,534,458	19,248,271

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 400,000,000 shares authorized and 1,752,747 and 1,535,349 shares issued and outstanding at March 31, 2017 and December 31, 2016)	1,753	1,535
Paid in capital	165,833,480	163,918,685
Accumulated other comprehensive loss	(2,474,513)	(2,486,616)
Accumulated deficit	(159,930,083)	(157,442,585)
Noncontrolling interest	19,677	70,378
Total stockholders' equity	3,450,314	4,061,397
Total liabilities and stockholders' equity	$22,984,772	$23,309,668

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three months ended March 31,
	2017	2016

Net revenues
Service fees	$12,729,663	$9,363,820
Branded content	832,278	1,897,239
Total revenues	13,561,941	11,261,059

Costs and expenses:
Cost of service fees	10,650,748	7,598,184
Cost of branded content	809,244	1,787,057
General and administrative	2,831,161	2,088,313
Non-cash compensation	596,404	360,984
Bad debt expense	279,759	251,741
Depreciation and amortization	657,363	888,118
Total costs and operating expenses	15,824,679	12,974,397
Loss from operations	(2,262,738)	(1,713,338)
Interest expense, net	(269,688)	(150,438)
Other expense, net	(5,773)	(21,819)
Net loss before income taxes	(2,538,199)	(1,885,595)
Income taxes	-	-
Net loss	(2,538,199)	(1,885,595)
Net loss attributable to the noncontrolling interest	50,701	37,876
Net loss attributable to Net Element, Inc. stockholders	(2,487,498)	(1,847,719)
Foreign currency translation	12,103	(29,741)
Comprehensive loss attributable to Net Element, Inc. stockholders	$(2,475,395)	$(1,877,460)

Loss per share - basic and diluted	$1.51	$1.64

Weighted average number of common shares outstanding - basic and diluted	1,647,606	1,129,343

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At both March 31, 2017 and December 31, 2016, respectively, we had warrants outstanding to purchase 89,389 shares of common stock, and we had 238,174 and 193,610 stock options issued and outstanding that are anti-dilutive in effect.

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

Crede CG III, Ltd.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede (the “Master Exchange Agreement”), an entity that purchased a portion our previously issued notes held by RBL described above. Pursuit to the Master Exchange Agreement, we have the right to request that Crede exchange up to $396,500 of the RBL promissory notes for shares of our common stock.

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

For the quarters ended March 31, 2017 and 2016, we did not exchange any shares of our common stock for RBL promissory notes. For the year ended December 31, 2016, we exchanged 166,340 shares of our common stock with Crede for an aggregate of $2,499,481 of RBL promissory notes, including the full exchange of the $400,000 promissory note (originally entered into February 10, 2015) and $250,000 promissory note (originally entered into March 27, 2015), and the partial exchange for $1,849,481 of the $3,315,000 promissory note (originally entered July 17, 2014). These notes were purchased by Crede for an average per share exchange price of $17.60. The exchanges also settled current interest and loan fees of $302,294 and a non-cash exchange premium of $487,064. Also see Note 17. Subsequent Events.

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

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified stock options (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights, which may be awarded either in tandem with Options or on a stand-alone basis; (iv) shares of common stock that are restricted; (v) units representing shares of common stock; (vi) units that do not represent shares of common stock but which may be paid in the form of common stock; and (vii) shares of common stock that are not subject to any conditions to vesting. The maximum aggregate number of shares of common stock available for award under the 2013 Plan at March 31, 2017 and December 31, 2016 was 20,794 and 128,026, respectively. The 2013 Plan is administered by the compensation committee.

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

Awards Outside the 2013 Plan

On February 28, 2017, the Committee awarded to Oleg Firer, our Chief Executive Officer, 47,139 restricted shares of our common stock as performance bonus subject to shareholder approval.

Other Stock Issuance

Pursuant to the earn out installment provisions of the PayOnline purchase agreement, we issued an additional 13,082 shares of our common stock and paid $108,583 during March 2017. We accrued but not yet issued 20,161 shares to our independent directors for payment of services during the first quarter of 2017.

Agreement with ESOUSA Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company (“ESOUSA”), which provides that ESOUSA is committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, we paid shares of our common stock with a value equivalent $200,000 as a commitment fee to ESOUSA. The number of shares was calculated using the average of volume weighted average price for our common stock during the 3 trading day period immediately preceding the date of issuance of such shares. Accordingly, on August 31, 2016, we issued 13,117 shares of our common stock to ESOUSA based on the price of $15.25 per share.

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

NOTE 14. WARRANTS AND NON-INCENTIVE PLAN OPTIONS

Warrants

In 2013, our predecessor entity (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 89,400 shares of common stock in connection with its private placement and initial public offering. At March 31, 2017 and December 31, 2016, we had warrants outstanding to purchase 89,389 shares of common stock. At March 31, 2017, the warrants have a weighted average exercise price of $750.00 per share purchased and a weighted average remaining contractual term of 0.50 years (0.75 years at December 31, 2016). These warrants are “out-of-the-money” and have no intrinsic value at March 31, 2017 and December 31, 2016. The warrants are exercisable only if a registration statement relating to the common shares issuable upon exercise of the warrants is effective and current. These warrants expire on October 1, 2017.

Non-Incentive Plan Options

At March 31, 2017 and December 31, 2016, we had 160,214 non-incentive options outstanding with an exercise price of $21.80 and a remaining contract term of 3.67 and 3.92 years, respectively. These options were out of the money at March 31, 2017 and December 31, 2016 and had no intrinsic value.

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

On April 26, 2017, we exchanged 10,235 shares of our common stock for $75,000 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $7.30. The exchange also settled current interest and loan fees of $4,500 and a non-cash exchange premium of $9,951.

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

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

We reported a net loss attributable to stockholders of $2,487,498, or $1.50 per share, for the three months ended March 31, 2017 as compared to a net loss attributable to stockholders of $1,847,719, or $1.60 per share, for the three months ended March 31, 2016. This resulted in an increase in net loss attributable to stockholders of $639,779 primarily as a result of higher general and administrative expenses and non-cash compensation expense offset by an improved gross margin.

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

Net Element, Inc.

Date: October 19, 2017	By:	/s/ Jonathan New
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

