Form 10-Q/A
period 2017-06-30
Net Element, Inc.
filed 2017-10-19
CIK 1499961

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of August 11, 2017 was 1,900,039 after giving effect to the registrant's one-for-ten reverse stock split effected October 5, 2017).

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1”) amends and restates in its entirety the Quarterly Report on Form 10-Q of Net Element, Inc. (the “Company”) for the quarter ended June 30, 2017 as originally filed with the Securities and Exchange Commission (the “Commission”) on August 14, 2017 (the “Original Filing”).

This Amendment No. 1 amends the Original Filing to reflect to the Company’s one-for-ten reverse stock split effected October 5, 2017 as if it had occurred on January 1, 2016 (shares and per share amounts have been revised accordingly).

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

Net Element, Inc.

Form 10-Q

For the Three Months Ended June 30, 2017

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$1,274,279	$621,635
Accounts receivable, net	6,007,143	7,126,429
Prepaid expenses and other assets	1,219,524	1,467,897
Total current assets, net	8,500,946	9,215,961
Fixed assets, net	103,239	117,295
Intangible assets, net	3,308,229	3,589,850
Goodwill	9,643,752	9,643,752
Other long term assets	417,574	603,209
Total assets	21,973,740	23,170,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	7,516,761	7,510,113
Accrued expenses	4,437,601	5,518,823
Deferred revenue	439,074	1,355,972
Notes payable (current portion)	984,720	808,976
Due to related parties	366,636	299,004
Total current liabilities	13,744,792	15,492,888
Notes payable (net of current portion)	6,253,513	3,615,782
Total liabilities	19,998,305	19,108,670

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Series A convertible preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares
issued and outstanding at June 30, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 400,000,000 shares authorized and 1,796,832 and
1,535,349 shares issued and outstanding at June 30, 2017 and December 31, 2016)	1,797	1,535
Paid in capital	166,220,080	163,918,685
Accumulated other comprehensive loss	(2,620,615)	(2,486,616)
Accumulated deficit	(161,570,423)	(157,442,585)
Non controlling interest	(55,404)	70,378
Total stockholders' equity	1,975,435	4,061,397
Total liabilities and stockholders' equity	$21,973,740	$23,170,067

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Net revenues
Service fees	$15,456,310	$12,117,708	$28,362,086	$21,481,528
Branded content	684,731	1,575,140	1,340,896	3,472,379
Total revenues	16,141,041	13,692,848	29,702,982	24,953,907

Costs and expenses:
Cost of service fees	12,653,556	10,003,934	23,475,543	17,602,087
Cost of branded content	664,836	1,480,859	1,302,841	3,267,947
General and administrative	2,599,178	1,999,391	5,430,338	4,087,624
Non-cash compensation	128,537	2,014,589	724,941	2,375,573
Bad debt expense	865,863	125,238	1,145,621	376,979
Depreciation and amortization	573,018	844,535	1,230,381	1,732,653
Total costs and operating expenses	17,484,988	16,468,546	33,309,665	29,442,863
Loss from operations	(1,343,947)	(2,775,698)	(3,606,683)	(4,488,956)
Interest expense, net	(322,052)	(438,976)	(591,740)	(589,414)
Loss from stock value guarantee	-	(2,162,861)	-	(2,162,861)
Other income (expense)	(49,422)	(7,705)	(55,196)	(29,604)
Net (loss) income before income taxes	(1,715,421)	(5,385,240)	(4,253,619)	(7,270,835)
Income taxes	-	-	-	-
Net loss	(1,715,421)	(5,385,240)	(4,253,619)	(7,270,835)
Net loss attributable to the non controlling interest	75,081	38,792	125,782	76,668
Net loss attributable to Net Element, Inc. stockholders	(1,640,340)	(5,346,448)	(4,127,837)	(7,194,167)
Foreign currency translation loss	(146,102)	(496,041)	(133,999)	(525,782)
Comprehensive loss attributable to common stockholders	$(1,786,442)	$(5,842,489)	$(4,261,836)	$(7,719,949)

Loss per share - basic and diluted	$0.93	$4.59	$2.41	$6.28

Weighted average number of common shares outstanding - basic and diluted	1,771,538	1,163,543	1,709,915	1,146,443

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At both June 30, 2017 and December 31, 2016, we had warrants outstanding to purchase 89,389 shares of common stock. At June 30, 2017 and December 31, 2016, we had 234,522 and 193,601 stock options issued and outstanding, respectively, that are anti-dilutive in effect.

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

On May 24, 2017, we exchanged 23,058 shares of our common stock for $150,000 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $0.65. The exchange also settled current interest and loan fees of and a non-cash exchange premium of $23,156.

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

For the three months ended June 30, 2017, we exchanged 33,323 shares of our common stock with Crede for an aggregate of $225,000 in RBL term notes. These notes were purchased by Crede for an average per share exchange price of $6.80. The exchanges included a non-cash exchange premium of $33,107. For the three months ended March 31, 2017 and 2016, we did not exchange any shares of our common stock for RBL term notes. Also see Note 17 for activity that occurred after June 30, 2017.

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

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified stock options (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights, which may be awarded either in tandem with Options or on a stand-alone basis; (iv) shares of common stock that are restricted; (v) units representing shares of common stock; (vi) units that do not represent shares of common stock but which may be paid in the form of common stock; and (vii) shares of common stock that are not subject to any conditions to vesting. The maximum aggregate number of shares of common stock available for award under the 2013 Plan at June 30, 2017 and December 31, 2016 was 23,488 and 128,026, respectively. The 2013 Plan is administered by the compensation committee.

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

Other Stock Issuance

We accrued 2,841 shares to our independent directors for payment of services during the second quarter of 2017. These shares were issued in August, 2017.

Agreement with ESOUSA Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company (“ESOUSA”), which provides that ESOUSA is committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, we paid shares of our common stock with a value equivalent $200,000 as a commitment fee to ESOUSA and accordingly, on August 31, 2016, we issued 13,117 shares of our common stock to ESOUSA based on the price of $15.25 per share.

We did not issue any shares of our common stock to ESOUSA during the three months ended June 30, 2017.

NOTE 14. WARRANTS AND NON-INCENTIVE PLAN OPTIONS

Warrants

In 2013, our predecessor entity (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 89,400 shares (reverse split adjusted) of common stock in connection with its private placement and initial public offering. At June 30, 2017 and December 31, 2016, we had warrants outstanding to purchase 89,389 shares of common stock. At June 30, 2017, the warrants have a weighted average exercise price of $750.00 per share purchased and a weighted average remaining contractual term of 0.25 years (0.75 years at December 31, 2016). These warrants are “out-of-the-money” and have no intrinsic value at June 30, 2017 and December 31, 2016. The warrants are exercisable only if a registration statement relating to the common shares issuable upon exercise of the warrants is effective and current. These warrants expire on October 1, 2017.

Non-Incentive Plan Options

At June 30, 2017 and December 31, 2016, we had 160,214 non-incentive options outstanding with a weighted average exercise price of $21.80 and a remaining contract term of 3.42 and 3.92 years, respectively. These options were out of the money at June 30, 2017 and December 31, 2016 and had no intrinsic value.

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

NOTE 17. SUBSEQUENT EVENTS

On July 5, 2017, the Company entered into a common stock purchase agreement (the “Cobblestone Purchase Agreement”) with Cobblestone Capital Partners LLC (“Cobblestone Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Cobblestone Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the 30-month term of the Cobblestone Purchase Agreement. In consideration for entering into the Cobblestone Purchase Agreement, the Company was obligated, upon the earlier of (i) on or one business day after the Commission declares effective the registration statement referred to the Cobblestone Purchase Agreement or (ii) six months after the date of the Cobblestone Purchase Agreement, to issue to Cobblestone Capital such number of shares of common stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for the common stock during the 3 trading days period immediately preceding the date of issuance of such shares. Accordingly, on August 3, 2017, the Company issued to Cobblestone Capital 45,676 shares of common stock based on a price of $4.40 per share.

On July 19, 2017, we borrowed $92,000 from our $2,500,000 Priority Payments multi – draw loan.

On July 19, 2017, we issued 30,759 shares of our common stock in partial settlement of the $1.43 million reserve liability in connection with the PayOnline acquisition.

On July 20, 2017, we paid the PayOnline Sellers $200,000 in accordance with the payment plan set forth in the amendment to the PayOnline settlement agreement.

On July 27, 2017, we exchanged 26,772 shares of our common stock for $105,969 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $4.00. The exchange included a non-cash exchange premium of $19,865.

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

Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

We reported a net loss attributable to stockholders of $1,640,340 or $0.93 per share, for the three months ended June 30, 2017 as compared to a net loss attributable to stockholders of $5,346,448, or $4.59 per share, for the three months ended June 30, 2016. This resulted in a decrease in net loss attributable to stockholders of $3,706,108 primarily due to an increase in revenues, decreases in loss from stock value guarantee, non-cash compensation and interest, partially offset by increased general and administrative expenses.

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

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

We reported a net loss attributable to stockholders of $4,127,837, or $2.41 per share, for the six months ended June 30, 2017 as compared to a net loss attributable to stockholders of $7,194,167, or $6.28 per share, for the six months ended June 30, 2016. This resulted in a decrease in net loss attributable to stockholders of $3,066,330 primarily due and increase in revenues and a decrease in the loss from stock value guarantee and a decrease in noncash compensation expense.

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

