Form 10-Q
period 2017-09-30
Net Element, Inc.
filed 2017-11-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of November 11, 2017 was 2,454,457 after giving effect to the registrant's one-for-ten reverse stock split effected October 5, 2017.

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

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

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

Net Element, Inc.

Form 10-Q

For the Three Months Ended September 30, 2017

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$922,102	$621,635
Accounts receivable, net	4,446,358	7,126,429
Prepaid expenses and other assets	1,658,200	1,467,897
Total current assets, net	7,026,660	9,215,961
Fixed assets, net	64,381	117,295
Intangible assets, net	3,242,889	3,589,850
Goodwill	9,643,752	9,643,752
Other long term assets	456,948	603,209
Total assets	20,434,630	23,170,067

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	6,067,319	7,510,113
Accrued expenses	3,419,879	5,518,823
Deferred revenue	1,196,743	1,355,972
Notes payable (current portion)	503,041	808,976
Due to related parties	376,593	299,004
Total current liabilities	11,563,575	15,492,888
Notes payable (net of current portion)	6,887,382	3,615,782
Total liabilities	18,450,957	19,108,670

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 2,141,208 and 1,535,349 shares issued and outstanding at September 30, 2017 and December 31, 2016	2,142	1,535
Paid in capital	167,805,711	163,918,685
Accumulated other comprehensive loss	(2,528,424)	(2,486,616)
Accumulated deficit	(163,272,959)	(157,442,585)
Noncontrolling interest	(22,797)	70,378
Total stockholders' equity	1,983,673	4,061,397
Total liabilities and stockholders' equity	$20,434,630	$23,170,067

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Net revenues
Service fees	$14,901,131	$12,874,386	$43,263,217	$34,355,912
Branded content	-	1,135,266	1,340,896	4,607,647
Total Revenues	14,901,131	14,009,652	44,604,113	38,963,559

Costs and expenses:
Cost of service fees	12,756,627	10,683,897	36,232,170	28,285,984
Cost of branded content	-	1,011,271	1,302,841	4,279,218
General and administrative	2,357,729	2,284,737	7,788,068	6,372,361
Non-cash compensation	111,277	732,701	836,218	3,108,274
Bad debt expense	319,690	301,170	1,465,311	678,150
Depreciation and amortization	630,020	764,886	1,860,401	2,497,538
Total costs and operating expenses	16,175,343	15,778,662	49,485,009	45,221,525
Loss from operations	(1,274,212)	(1,769,010)	(4,880,896)	(6,257,966)
Interest expense, net	(302,813)	(608,716)	(894,553)	(1,186,207)
Loss from stock value guarantee	-	(1,559,281)	-	(3,722,142)
Other income (expense)	(92,904)	433,784	(148,099)	392,257
Net loss before income taxes	(1,669,929)	(3,503,223)	(5,923,548)	(10,774,058)
Income taxes	-	-	-	-
Net loss	(1,669,929)	(3,503,223)	(5,923,548)	(10,774,058)
Net (income) loss attributable to the noncontrolling interest	(32,607)	33,683	93,175	110,350
Net loss attributable to Net Element, Inc. stockholders	(1,702,536)	(3,469,540)	(5,830,373)	(10,663,708)
Foreign currency translation gain (loss)	92,191	(96,786)	(41,809)	(622,568)
Comprehensive loss attributable to common stockholders	$(1,610,345)	$(3,566,326)	$(5,872,182)	$(11,286,276)

Loss per share - basic and diluted	$(0.90)	$(2.47)	$(3.29)	$(8.65)

Weighted average number of common shares outstanding - basic and diluted	1,891,023	1,403,020	1,770,947	1,232,593

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(5,830,373)	$(10,663,708)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Non controlling interest	(93,175)	(110,350)
Share based compensation	836,218	3,108,274
Deferred revenue	(159,228)	135,003
Depreciation and amortization	1,860,401	2,497,538
Non cash interest	98,774	741,857
Changes in assets and liabilities
Accounts receivable	3,421,265	(610,384)
Prepaid expenses and other assets	(352,551)	(331,498)
Accounts payable and accrued expenses	(2,390,495)	4,165,778
Net cash used in operating activities	(2,609,164)	(1,067,490)

Cash flows from investing activities

Client acquisition costs	(1,380,661)	(1,346,718)
Receipt of excess reserves and ( purchase) of fixed and other assets	77,430	-
Net cash used in investing activities	(1,303,231)	(1,346,718)

Proceeds from common stock	1,150,098	-
Proceeds from indebtedness	3,239,033	2,668,500
Repayment of indebtedness	(273,360)	(110,434)
Related party advances	77,587	117,779
Net cash provided by financing activities	4,193,358	2,675,845

Effect of exchange rate changes on cash	19,504	97,902
Net (decrease) increase in cash	300,467	359,539

Cash at beginning of period	621,635	1,025,747
Cash at end of period	$922,102	$1,385,286

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$795,779	$461,673
Taxes	$86,942	$94,718
Share issuance for settlement of unpaid compensation	$-	$1,042,509
Shares issued for redemption of indebtedness	$363,986	$2,328,351
Shares issued in settlement of advances from from board member	$-	$909,285

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Net Element, Inc. (“we”, “us”, “our” or the “Company”) is a global financial technology and value-added solutions group specializing in mobile payments and other transactional services in emerging countries and in the United States. We have three reportable segments: (i) North American Transaction Solutions for electronic commerce, (ii) Mobile Solutions which primarily serves the Russian Federation and Eurasia and (iii) Online Solutions, comprehensive online payment acceptance solution, with access to 100+ payment methods in 50 countries and 120+ currencies. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We are able to deliver these services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses (“SMBs”). Through Digital Provider, LLC (“Digital Provider”) and PayOnline, we have mobile operator relationships and contracts allowing us to facilitate transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Russian Federation, Europe and Asia.

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

Our Mobile Solutions business, Digital Provider, provides relationships and contracts with mobile operators that give us the ability to offer our clients in-app, premium SMS (short message services, which is a text messaging service), Wireless Application Protocol (WAP)-click, one click and other carrier billing services. We also market our own branded content as a separate line of business for our mobile commerce business from offices in Russia and Kazakhstan. In August 2017, we substantially reorganized this business, and consolidated its operations into PayOnline and TOT Group Russia.  We currently are not generating revenues from new mobile content and we continue to explore partnership opportunities that can monetize our relationships and contracts with mobile operators.

PayOnline provides flexible high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems (“GDS”), which include Amadeus® and Sabre®. Key geographic regions that PayOnline serves include Eastern Europe, Central Asia, Western Europe, North American and Asia major sub regions. PayOnline offices are located in Russia, Kazakhstan and in the Republic of Cyprus.

Also part of our transactional services business, Aptito is a proprietary, cloud-based payments platform for the hospitality industry, which creates an online consumer experience in offline commerce environments via tablet, mobile and all other cloud-connected devices. Aptito’s easy to use point-of-sale (“POS”) system makes things easier by providing a comprehensive solution to the hospitality industry to help streamline management and operations. Orders placed tableside by customers directly speed up the ordering process and improve overall efficiency. Aptito's mobile POS system provides portability to the staff while performing all the same functions as a traditional POS system, and more.

Company Overview

Net Element is a global financial technology and value-added solutions group that supports companies in accepting electronic payments in an omni-channel environment that spans across point-of-sale (“POS”), e-commerce and mobile devices. The Company operates in three segments as a provider of North America Transaction Solutions, Mobile Solutions and Online Solutions.

We enable merchants of all sizes to accept and process over 100 different payment options in more than 120 currencies, including credit, debit and prepaid payments. We also provide merchants with value-added services and technologies including integrated payment technologies, POS solutions, security solutions, fraud management, information solutions and analytical tools.

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

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000, at all FDIC insured institutions. The bank balances did not exceed FDIC limits at September 30, 2017 and December 31, 2016.

We had $222,815 and $498,308 in uninsured bank accounts in Russia and the Cayman Islands at September 30, 2017 and December 31, 2016, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. Total allowance for doubtful accounts was $636,022 and $603,031 at September 30, 2017 and December 31, 2016.

Other Current Assets

We maintain an inventory of POS terminals which we use to service both merchants and independent sales agents. If the terminals are sold for a fee, we expense the cost of these terminals, plus any setup fees at the time of the sale. Often, we will provide the terminals as an incentive for merchants and independent sales agents to enter into merchant contracts with us. The term of these contracts have an average length of three years and the cost of the terminal plus any setup fees are capitalized and amortized over the contract period. If the merchants early terminate their contract with us, they are obligated to either return the terminal or pay for the terminal. The Company had $451,672 and $311,206 in terminals, iPads ® and related equipment as of September 30, 2017 and December 31, 2016, respectively, of which $442,783 and $308,582 has been placed with merchants as of September 30, 2017 and December 31, 2016, respectively (Also see Note 6).

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

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three months ended September 30, 2017 and 2016, we did not recognize any charges for impairment of goodwill or intangible assets.

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

Management evaluates the capitalized customer acquisition cost for recoverability at each balance sheet date by comparing, on a pooled basis by vintage month of origination, the expected future net undiscounted cash flows from underlying merchant relationships to the carrying amount of capitalized customer acquisition costs. If the estimated future net cash flows are lower than the recorded carrying amount, indicating an impairment of the carrying value of the capitalized customer acquisition costs, the impairment loss is charged to operations.

During the nine months ended September 30, 2017 and the twelve months ended December 31, 2016, we recorded additional capitalized customer acquisition costs of $1,311,262 and $1,319,820, respectively. The balance of customer acquisition costs was $2,258,877 and $1,697,337 at September 30, 2017 and December 31, 2016, respectively, and is reflected in intangible assets in the accompanying condensed consolidated balance sheets (see Note 6).

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

At September 30, 2017 and December 31, 2016, the residual commissions payable to ISGs and independent sales agents were $807,535 and $1,347,352, respectively.

We pay agent commission on annual fees between January and April of each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We deferred $784,711 and $863,604 of agent commissions paid for annual fees at September 30, 2017 and December 31, 2016, respectively. Prepaid agent commissions for annual fees are included in prepaid expenses and other assets, and commissions payable are included in accounts payable in the accompanying condensed consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivable, merchant portfolios, trade payables and debt instruments. The carrying values of cash and cash equivalents, accounts receivable and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $7.5 million at September 30, 2017 and $4.6 million at December 31, 2016 approximates fair value because current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy described below.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the PayOnline acquisition were measured at Level 3 fair value by us at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill recoverability calculation was primarily based on observable inputs using company specific information and is classified as Level 3.

 Foreign Currency Transactions

We are subject to foreign currency exchange rate risk in our foreign operations in Russia, the functional currency of which is the Russian Ruble, where we generate service fee revenues and interest income and incurs product development, engineering, website development, and general and administrative costs and expenses. The Russian engineering operations pay a majority of their operating expenses in their local currencies, exposing us to exchange rate risk.

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

Our revenues for the three and nine months ended September 30, 2017 and 2016 were principally derived from the following sources:

Transactional Processing Fees: Transactional processing fees are generated primarily from TOT Payments LLC (doing business as Unified Payments), which is our U.S. transaction processing company, PayOnline, which is our global online transaction processing company, and Aptito, our POS solution for restaurants.

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

Generally, we (i) are the primary obligor in our arrangements with our merchant customers, (ii) have latitude in establishing the price of our services, (iii) have the ability to change the product and perform parts of the services, (iv) have discretion in supplier selection, (v) have latitude in determining the product and service specifications to meet the needs of our merchant customers, and (vi) assume credit risk. In such cases, we report revenues as gross of fees deducted by our sponsoring member banks, as well as fees deducted from card-issuing member banks and card associations on behalf of our sponsoring member banks for interchange and assessments. These fees charged by the card associations to process the credit card transactions are recorded separately as a cost of revenue in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period as adjusted for the effect of reverse stock splits (see Note 13). Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At both September 30, 2017 and December 31, 2016, we had warrants outstanding to purchase 89,389 shares of common stock. At September 30, 2017 and December 31, 2016, we had 228,256 and 193,601 stock options issued and outstanding, respectively, that are anti-dilutive in effect.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the quarter ended September 30, 2017 and the year ended December 31, 2016, there was no impairment of goodwill and intangible assets.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We recognize a liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at September 30, 2017. Please see Note 15 for discussion of our uncertain tax positions.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. Accordingly, this guidance is effective for interim and annual periods beginning after December 15, 2017 with early adoption permitted for interim and annual periods beginning after December 15, 2016. We are evaluating the effects that the adoption of ASU 2014-9 will have on our consolidated financial statements, and currently do not expect a material impact on our financial position, results of operations or cash flows.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. As a result, each tax jurisdiction will now only have one net noncurrent deferred tax asset or liability. We adopted this ASU in the first quarter of 2017, which had no impact on our financial position, results of operations or cash flows.

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

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and reflect all adjustments, which are of a normal and recurring nature, that are, in the opinion of management, necessary for a fair presentation of our condensed consolidated financial position and results of operations for the related periods. All significant intercompany transactions and balances have been eliminated in consolidation. The consolidated results of operations for any interim periods are not necessarily indicative of results to be expected for the full year. On May 25, 2016 and October 5, 2017, we effected one-for-ten reverse stock splits of our common stock. Our condensed consolidated financial statements and disclosures reflect these changes in capital structure for all periods presented. Following the consolidation principles promulgated by U.S. GAAP, these condensed consolidated financial statements include the assets, liabilities, results of operations, and cash flows of the following subsidiaries:

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

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three and nine months ended September 30, 2017, we sustained a net loss of $1.7 million and $5.9 million, respectively, and had an accumulated deficit of $163.3 million at September 30, 2017. Furthermore, we had $4.5 million of negative working capital at September 30, 2017. We sustained a net loss of $13.6 million for the year ended December 31, 2016 and had an accumulated deficit of $157.4 million and a negative working capital of $6.3 million at December 31, 2016. The conditions above plus the risk of our ability to secure sufficient financing in order to pay such obligations raise substantial doubt about our ability to continue as a going concern. The independent auditors’ report on our consolidated financial statements for the years ended December 31, 2016 and 2015 contain an emphasis paragraph expressing substantial doubt as to our ability to continue as a going concern.

Failure to successfully continue developing our payment processing operations and maintain contracts with merchants, mobile phone carriers and content providers who use TOT Group’s services could harm our revenues and materially adversely affect our financial condition and results of operations.   We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with developing our technologies and operations.

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

We are required to continually meet the listing requirements of The Nasdaq Capital Market (including a minimum bid price for our common stock of $1.00 per share and a $2.5 million minimum of stockholders’ equity) to maintain the listing of our common stock on The Nasdaq Capital Market. On October 20, 2017, the Company regained its compliance with Nasdaq as it evidenced compliance with the $1.00 bid price and stockholders’ equity requirements. See Note 17 for additional information.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable (net) consist of amounts due from processors and Russian mobile operator intermediaries. Total net accounts receivable amounted to $4,446,358 and $7,126,429 at September 30, 2017 and December 31, 2016, respectively. Net accounts receivable consisted primarily of $108,038 and $2,391,646 of amounts due from Russian mobile operators, $157,883 and $185,650 due to PayOnline online processing business and $4,180,437 and $4,549,133 of credit card processing receivables at September 30, 2017 and December 31, 2016, respectively.

Our allowance for doubtful accounts was $636,022 and $603,031 at September 30, 2017 and December 31, 2016, respectively. For the year ended December 31, 2016, we recorded a provision of $500,000 for potentially uncollectible accounts receivable in our mobile payments business. We recognized an increase in our provision for $32,991 for the nine months ended September 30, 2017 relating to our mobile payments business.

NOTE 5. FIXED ASSETS

Fixed assets are stated at cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	September 30, 2017	December 31, 2016
Furniture and equipment	3 - 10	$118,952	$185,301
Computers	2 - 5	156,958	168,942
Total		275,910	354,243
Less: Accumulated depreciation		(211,529)	(236,948)

Total fixed assets, net		$64,381	$117,295

Depreciation expense for fixed assets for the three and nine months ended September 30, 2017 was $7,901 and $25,419, respectively, and $20,215 and $39,737, respectively, for the three and nine months ended September 30, 2016.

NOTE 6.  INTANGIBLE ASSETS

Shown below are the details of intangible assets at September 30, 2017 and December 31, 2016:

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Covenant Not to Compete	Total
Balance at December 31, 2015	$1,548,601	$1,489,175	$1,048,060	$355,458	$561,772	$339,147	$81,667	$5,423,880
Additions	102,689	-	1,319,820	-	-	83	-	1,422,592
Amortization	(1,271,226)	$(704,184)	(670,543)	(149,668)	(234,064)	(145,270)	(81,667)	(3,256,622)
Balance at December 31, 2016	380,064	784,991	1,697,337	205,790	327,708	193,960	-	3,589,850
Additions	45,591	-	403,585	-	-	-		449,176
Amortization	(60,739)	(158,434)	(221,195)	(37,417)	(58,516)	(36,317)	-	(572,618)
Balance at March 31, 2017	$364,916	$626,557	$1,879,727	$168,373	$269,192	$157,643	$-	$3,466,408
Additions	-	-	403,300	-	-	-		403,300
Disposals	(11,099)	-	-	-	-	-	-	(11,099)
Amortization	(49,042)	(117,501)	(251,485)	(37,417)	(59,004)	(35,931)	-	(550,380)
Balance at June 30, 2017	$304,775	$509,056	$2,031,542	$130,956	$210,188	$121,712	$-	$3,308,229
Additions	10,168	-	504,377	-	-	-	-	514,545
Amortization	(53,092)	(117,501)	(277,042)	(37,417)	(59,004)	(35,829)	-	(579,885)
Balance at September 30, 2017	$261,851	$391,555	$2,258,877	$93,539	$151,184	$85,883	$-	$3,242,889

Total depreciation and amortization expense for the three month and nine months period ended September 30, 2017 was $630,020 and $1,860,401, respectively, of which $579,886 and $1,702,884 relates to the above table. We incurred additional amortization of $42,233 and $132,098 for terminal inventory placed with merchant customers during the three months and nine months ended September 30, 2017 (this is not included in the above table). The remaining $7,901 and $25,419, for the three months and nine months ended September 30, 2017, respectively, not included in table above, was for fixed assets (See Note 5. Fixed Assets).

Total depreciation and amortization expense for the three month and nine months period ended September 30, 2016 was $744,670 and $2,457,800, respectively, of which $701,065 and $2,345,078 relates to the above table. Additionally, we incurred $43,605 and $112,722 for the amortization of terminal inventory placed with merchant customers during the three months and nine months ended September 30, 2016 and is not included in above the above table. The remaining $20,215 and $39,737, for the three months and nine months ended September 30, 2016, respectively, not included in table above, was for fixed assets (See Note 5. Fixed Assets).

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense

2017 (3 months)	$269,716
2018	1,078,862
2019	1,078,862
2020	815,449
2021	-
Total	$3,242,889

Software

At times, capitalized software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized.

During the nine months and twelve months ended September 30, 2017 and December 31, 2016, respectively, we capitalized $55,759 and $81,428 of software development costs as follows:

•	point of sale software ($53,344 and $1,469)

•	payment processing software ($0 and $89,101)

•	mobile payments billing software ($2,415 and $12,119)

For the three months and nine months ended September 30, 2017, amortization was $53,092 and $162,873, respectively. For the three months and nine months ended September 30, 2016, amortization was $246,727 and $950,206, respectively.

Merchant Portfolios

Merchant Portfolios consist of portfolios purchased by us that earn future streams of income. The remaining contract terms of these portfolios range from 15 to 36 months at the time of acquisition. The useful lives of merchant portfolios represent management’s best estimate over which we expect to recognize the economic benefits of these intangible assets. At September 30, 2017 and December 31, 2016, the net value of these portfolios was $391,555 and $784,991, respectively. For the three and nine months ended September 30, 2017, amortization of merchant portfolios was $117,501 and $393,436, respectively. For the three and nine months ended September 30, 2016, amortization of merchant portfolios was $176,046 and $528,138, respectively.

Trademarks and Domain Names

At September 30, 2017 and December 31, 2016, the net book value of trademarks was $151,184 and $327,708, respectively, and the net book value of the domain names were $85,883 and $193,960, respectively. For the three months and nine months ended September 30, 2017, amortization for trademarks was $59,004 and $176,524, respectively and for the three and nine months ended September 30, 2016, amortization was $41,667 and $125,001, respectively. For the nine and three months ended September 30, 2017, amortization for domain names was $35,829 and $108,077, respectively. For the three and nine months ended September 30, 2016, amortization for domain names was $24,999 and $74,997 respectively.

PCI Certification

At September 30, 2017 and December 31, 2016, the net book value of our PCI certification was $93,539 and $205,790, respectively. For the three and nine months ended September 30, 2017, amortization for this certification was $37,417 and $112,251, respectively. For the three and nine months ended September 30, 2016, amortization for this certification was $37,417 and $112,251, respectively.

NOTE 7. ACCRUED EXPENSES

At September 30, 2017 and December 31, 2016, accrued expenses amounted to $3,419,879 and $5,518,823, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of services provided. The following table details the items comprising the balances outstanding at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accrued professional fees	$220,140	$220,140
PayOnline accrual	1,633,271	3,784,451
Accrued interest	180,844	183,778
Accrued bonus	1,253,577	774,485
Accrued franchise taxes	-	180,000
Accrued foreign taxes	108,456	131,810
Short term loan advances	-	174,376
Other accrued expenses	23,591	69,783
	$3,419,879	$5,518,823

The accrual for PayOnline at September 30, 2017 consists of a $480,936 stock price guarantee obligation pursuant to a settlement agreement entered into in connection with the PayOnline acquisition. Additionally, the accrual includes a $1,152,335 obligation for refundable merchant reserves assumed pursuant to an amendment to the PayOnline acquisition agreement. See Note 11 and Note 17 for additional information.

The accrual for PayOnline at December 31, 2016 consists of a $199,000 earn-out accrual and a $2,075,687 stock price guarantee obligation pursuant to a settlement agreement entered into in connection with the PayOnline acquisition. Additionally, the accrual includes a $1,433,475 million obligation for refundable merchant reserves assumed pursuant to an amendment to the PayOnline acquisition agreement.

Accrued bonuses are attributed to our TOT Group subsidiaries resulting from a discretionary bonus accrual for $1,253,577 and $774,485 at September 30, 2017 and December 31, 2016, respectively.

NOTE 8. SHORT TERM DEBT

At September 30, 2017 and December 31, 2016, short term debt consists of $503,041 and $808,976, respectively in principal repayments due to RBL Capital Group, LLC and Priority Payment Systems, LLC.

NOTE 9. LONG TERM DEBT

Long term debt consists of the following:

	September 30, 2017	December 31, 2016

RBL Capital Group, LLC	$4,544,087	$4,044,056
Priority Payments Systems LLC	2,477,678	-
MBF Merchant Capital, LLC	504,794	520,303
Subtotal	7,526,559	4,564,359
Less Deferred loan costs	(136,136)	(139,601)
Subtotal	7,390,423	4,424,758
Less Current portion	(503,041)	(808,976)
Long term debt	$6,887,382	$3,615,782

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, entered into a Loan and Security Agreement with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). Pursuant to the original terms of the RBL Loan Agreement, we could borrow up to $10,000,000 from RBL during the 18 month period from the closing of this credit facility. Prior to maturity of the loan, the principal amount of the borrowings under the credit facility will carry a fixed interest rate of the higher of 13.90% per annum or the prime rate plus 10.65%. After maturity of the loan, until all borrowings are paid in full, with respect to the advances under the credit facility, an additional three percent per annum would be added to such interest rate, and for any other amounts, obligations or payments due to RBL, an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. As further described below, borrowings from the line of credit in the amounts of $3,315,000, $400,000 and $250,000 were converted into term loans. On May 2, 2016, we renewed our credit facility with RBL, increasing the facility from $10 million to $15 million and extended the term through February 2018. At September 30, 2017 and December 31, 2016, we had $10,455,913 and $10,955,414 available under our RBL credit line.

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

On July 17, 2014, we entered into a $3,315,000 term note with RBL. Net proceeds from the term note were used to repay a $3.0 million note previously due to MBF Merchant Capital, LLC (“MBF”) in addition to approximately $239,000 for working capital. The term note required interest only payments at 13.90% interest through January 2015 commencing on August 20, 2014 followed by monthly interest and principal payments of $90,421 through January 2019. The note balance reduced the amount available under our RBL credit line. The note also provided for a 2% front end fee due at execution of the note and a 4% backend fee due at the final payment of the note. During 2016, Crede CG III, Ltd. (“Crede”) purchased $1,849,481 of the principal balance of this note in various tranches. We exchanged and extinguished these note tranches for 16,426 shares of common stock during the second quarter of 2016, 99,203 shares of our common stock during the third quarter of 2016, and 19,608 shares during the fourth quarter of 2016. See “—Crede CG III, Ltd.” At December 20, 2016, the remaining balance of the note was refinanced into another note and its balance was $0 at December 31, 2016.

Effective February 10, 2015, we entered into a $400,000 term note with RBL based on a draw down from the line of credit. The term note provided for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019 (maturity date), we were obligated to make interest and principal payments of $10,911 per month. We paid $8,000 in costs related to this loan. This term note was purchased by Crede, which was exchanged and extinguished for an aggregate of 21,928 shares of our common stock on June 9, 2016, June 23, 2016, and June 30, 2016. The balance of this note was $0 at December 31, 2016.

Effective March 27, 2015, we entered into a $250,000 term note with RBL based on the draw down from the line of credit. The term note provided for interest-only payments at 13.90% interest through July 20, 2015. From August 20, 2015 through July 20, 2019 (the note maturity date), we were obligated to make interest and principal payments of $6,819 per month. We paid $5,000 in costs related to this term note. This term note was purchased by Crede, which was exchanged and extinguished for an aggregate of 9,174 shares of our common stock on May 9, 2016. The balance of this note was $0 at December 31, 2016.

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

On December 20, 2016, we entered into a $4,044,055 term note with RBL. This note effectively refinanced all RBL notes described above. The term note provides for interest only payments at 14.15% through May 20, 2017 of $47,686. From June 20, 2017 through May 20, 2021, we are obligated to make interest and principal payments of $110,814. The term note also required a $20,000 front end refinancing fee upon execution of the loan and a $104,600 back end fee due at the final payment on May 20, 2021. This note balance was $0 at September 30, 2017 as it was refinanced into the new refinancing note on June 1, 2017 as described below.

On March 30, 2017, we entered into a $100,000 term note with RBL based on a draw down from the line of credit. The term note provides for interest-only payments at 14.4% interest rate through May 20, 2017. From June 20, 2017 through May 20, 2021 (maturity date), we are obligated to make interest and principal payments of $2,753 per month. We paid $2,000 in costs related to this term note at its inception and another $4,000 of costs is due at the maturity of the note. This note balance was $0 at September 30, 2017 as it was refinanced into the new refinancing note on June 1, 2017 as described below.

On April 17, 2017, we entered into a $400,000 term note with RBL based on a draw down from the line of credit. The term note provides for interest-only payments at 14.4% through May 20, 2017 of $5,208. From June 20, 2017 through May 20, 2021 (maturity date), we are obligated to make interest and principal payments of $11,011 per month. We paid $8,000 in costs related to this loan at its inception and another $16,000 of costs is due at the maturity of the note. This note balance was $0 at September 30, 2017 as it was refinanced into the new refinancing note on June 1, 2017 as described below.

On April 26, 2017, we exchanged 10,235 shares of our common stock for $75,000 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $0.73. The exchange also settled current interest and loan fees of $4,500 and a non-cash exchange premium of $9,951.

On April 26, 2017, the $4,044,055 term note with RBL entered into on December 20, 2016 was revised to reflect the $75,000 exchange transaction mentioned above. As a result, the note was updated to reflect a principal payment and interest payment of $108,759 on June 20, 2017.

On May 19, 2017, we entered into a $75,000 term note with RBL based on a draw down from the line of credit. The term note provides for one interest only payment of $947 on May 20, 2017 at a 14.4% interest rate, then 48 equal monthly payments of principal and interest of $2,065. This note balance was zero at September 30, 2017 as it was refinanced into the new refinancing note on June 1, 2017 as described below.

On May 24, 2017, we exchanged 23,058 shares of our common stock for $150,000 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $0.65. The exchange also settled current interest and loan fees of and a non-cash exchange premium of $23,156.

On May 26, 2017, we entered into a $150,000 term note with RBL based on a draw down from the line of credit. The term note provides for one interest only payment of $1,479 at a 14.4% interest rate, on June 20, 2017 then 48 equal monthly payments of principal and interest of $4,129. This note balance was zero at September 30, 2017 as it was refinanced into the new refinancing note on June 1, 2017 as described below.

On June 1, 2017 the $4,044,055 refinance note dated December 20, 2016 was updated to roll the above $150,000, $75,000, $400,000 and $100,000 term notes. The note principal amount was $4,544,055 at September 30, 2017. The note provided for the interest rate of $14.19% per annum and interest only payments from June 20, 2017 through September 20, 2017. For the next 48 months thereafter until the maturity date on September 20, 2021, the note provides for $124,607 monthly payments of interest and principal.

On July 27, 2017, the $4,544,055 term note with RBL entered into on June 1, 2017 was revised to reflect the $105,969 exchange transaction described below, in the Crede CG III Ltd. Section. As a result, the note was updated to reflect a principal payment and interest payment of $105,969 on July 28, 2017. The monthly principal and interest payment was adjusted to $121,810. At September 30, 2017 the balance of the note was $4,438,087.

On August 1, 2017, we entered into a $106,000 term note with RBL based on our draw down from our line of credit. The term note provided for an interest only payments of $822 on August, 20, 2017 and $1,316 at 14.9% interest rate per annum afterwards through September 20, 2017. From October 20, 2017 through September 20, 2021 (maturity date), we are obligated to make interest and principal payments of $2,945. We paid $2,120 in costs related to this loan at its inception and another $4,240 of costs is due at the maturity of the note.

Also see Note 17 for activity subsequent to September 30, 2017.

MBF Merchant Capital, LLC

We issued the following notes payable to MBF, an entity owned by William Healy, a former member of our Board of Directors.

On March 28, 2016, we entered into a $75,000 promissory note with MBF. The promissory note provided for interest only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we were obligated to make interest and principal payments of $7,990. The promissory note also provided for a 6% backend fee due at the final payment of the promissory note. As of September 30, 2017, and December 31, 2016, the balance of the note was $0 and $23,420, respectively.

On April 19, 2016, we entered into a $300,000 promissory note with MBF. The promissory note provides for interest only payments at 15.5% through May 28, 2016. From June 28, 2016 through May 28, 2018, we are obligated to make interest and principal payments of $14,617. The promissory note also provides for a 6% back end fee due at the final payment of the promissory note. At September 30, 2017 and December 31, 2016, the balance of the note was $110,424 and $221,826, respectively.

On July 1, 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 promissory note with MBF. The promissory note provides for interest only payments at 15.5% through June 28, 2016. From July 28, 2016 through June 28, 2018, we are obligated to make interest and principal payments of $17,224. The promissory note also provides for a 1% front end fee and for a 6.6% back end fee due at the final payment of the promissory note. At September 30, 2017 and December 31, 2016, the remaining balance of the note was $145,462 and $275,056, respectively.

On August 29, 2017, our subsidiary, TOT Group, Inc., entered into a $275,000 promissory note with MBF. The principal amount of the loan carries an interest rate 13.95% per annum. We are obligated to pay a $16,500 finance fee to MBF, of which $5,500 is due at funding and the remainder due at the final payment of the promissory note. The principal and interest under the note is repayable in 10 monthly installments of $29,288 each. At September 30, 2017 and December 31, 2016, the remaining balance of the note was $248,908 and $0, respectively.

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

On July 27, 2017, we exchanged 26,772 shares of our common stock for $105,969 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $4.00. The exchange included a non-cash exchange premium of $19,865. For the three months ended September 30, 2016, we did not exchange any shares of our common stock for RBL term notes.

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

Priority Payment Systems LLC

Effective as of May 18, 2017, we entered into a loan agreement and security agreement with Priority Payment Systems LLC and issued a promissory note dated May 18, 2017. Pursuant to the loan agreement and the note, we borrowed $2,000,000. Prior to maturity of the loan, the principal amount of the loan will carry a floating interest rate of prime rate plus 6% per annum which was 10.25% at September 30, 2017. We may prepay the loan in whole or in part at any time. The loan is repayable in monthly installments consisting of principal plus interest. The loan matures and becomes due and payable in full on May 20, 2019 to the extent not previously prepaid.

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

During the quarter ended September 30, 2017, we borrowed a total of $284,000 from our $2,500,000 Priority Payments multi – draw loan and repaid $306,323. At September 30, 2017, the balance of this loan is $2,477,677.

Also see Note 17 for activity subsequent to September 30, 2017.

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at September 30, 2017 is as follows:

2017 (3 months)	503,041
2018	2,440,661
2019	1,716,673
2020	1,162,309
2021	1,338,621
thereafter	365,254
Balance September 30, 2017	$7,526,559

Also see Note 17 for activity subsequent to September 30, 2017.

NOTE 10. CONCENTRATIONS

The Company’s total revenue was $44,604,113 and $38,963,559 for the nine months ended September 30, 2017 and 2016, respectively.

Of the $44,604,113 in revenues for the nine months ended September 30, 2017, $43,263,217 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $1,340,896 was derived from providing mobile payment services branded content during the nine months ended September 30, 2017.

Total revenue was $38,963,559 for the nine months ended September 30, 2016, of which $29,442,868 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions, and $5,000,137 that was derived from providing mobile payment services branded content during the nine months ended September 30, 2016.

The credit card processing revenues were from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) during the nine months ended September 30, 2017 and 2016. For the nine months ended September 30, 2017 and 2016, the Company processed 77% and 61%, respectively, of its total revenue with Priority Payment Systems, LLC and 5% and 7%, respectively, of its total revenue with Vantiv, Inc. (f/k/a National Processing Company (NPC)).

Mobile electronic payment revenues were derived from merchant customer transactions processed by mobile operators. For the nine months ended September 30, 2017, no mobile operator processed transactions that generated more than 5% our revenues. For the nine months ended September 30, 2016, Beeline (OJSC Vimpelcom) processed transactions that generated 11% of our revenues.

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

Purchase consideration consisted of a combination of $3.6 million in cash, and restricted common shares with a value of $3.6 million payable in five quarterly installments, and, if applicable, additional earn-out payments in cash and restricted common shares based on a multiple of EBITDA and subject to certain EBITDA target achievements in the applicable quarter. The PayOnline acquisition agreement set forth the determination of the value of such shares based on the closing stock price on the date before each applicable payment date. The agreement called for a guarantee, payable in cash, for decreases in the market value of the restricted common shares issued at 12 months from the date of the respective issuances. On May 19, 2016, we recognized a charge in the amount of $2,162,861 for decreases in the market value of the restricted common shares issued pursuant to the stock price guarantee.

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

On October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the PayOnline Sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves. These reserves are expected to be paid in a mix of cash and stock beginning in 2017. On July 19, 2017, we issued 30,759 shares of our common stock in settlement of $252,223 of the reserve liability.

On May 20, 2017, we entered into an amendment to the PayOnline settlement agreement, which reflected the new terms under which the Company agreed to pay to the PayOnline Sellers an aggregate of $1,792,071 plus $29,604 in interest in installments pursuant to a payment schedule set forth in the amendment. For the three months ended September 30, 2017, we paid $623,762 under this payment schedule and the remaining balance of $197,912 was paid on October 20, 2017. See Note 17 for events subsequent to September 30, 2017.

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

In September 2016, this lease was extended for a period of five years commencing January 1, 2017 and expiring December 31, 2021 with monthly base rent increasing each year from $20,421 per month beginning January 1, 2017 ($245,046 per year) to $24,821 per month beginning January 1, 2021 ($297,855 per year). This lease was terminated effective as of August 9, 2017 and superseded by a new lease we entered into on. On August 9, 2017, we executed a new five year lease for our office space in North Miami Beach, Florida through July 2022, which supersedes our previous lease for the premises. The lease provides for a monthly rent of $14,354 ($172,248 annually).

Effective June 1, 2017, Netlab Systems, LLC, through its Russian representative office, executed a lease for 1,654 square feet of office space in Yekaterinburg, Russia, where we conduct software development activities, at annual rent of approximately $24,000 (utilities included).  The current lease term expires in June 1, 2018.

PayOnline leases approximately 5,435 square feet of office space in Moscow, Russia at an annual rent of $153,623. The current lease term for 5,268 square feet of this office space expires on July 15, 2018 and this lease has an auto-renewal feature. The remaining 167 square feet in Moscow has an annual rent of $3,104 and the lease expires April 30, 2018. PayOnline also operates two regional offices. For the first regional office, PayOnline leases approximately 275 square feet of office space in Ekaterinburg, Russia at annual rent of $3,444. For the second regional office, PayOnline leases approximately 155 square feet of office space in Almaty, Russia at annual rent of $1,536.

On May 12, 2017, Digital Provider leased approximately 1,566 square feet of office space in Moscow, Russia at annual rent of $27,500. The lease term for the office space was set to expire on April 11, 2018. This lease was terminated in August 2017 as part of the consolidation of Digital Provider operations into the PayOnline Moscow office.

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

A hearing on the motion to interplead was heard in July 2017 and the Court granted Aptito, LLC’s motion to interplead. Aptito.com, Inc. shareholders will now have to settle their internal dispute regarding this matter.  Aptito, LLC still has potential liability arising from an alleged delay in issuing the shares to Aptito.com, Inc.  The company is disputing these allegations through the ongoing litigation process.

Gene Zell

 In June 2014, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell for defamation of our Company and CEO and tortious interference with our business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. Zell violated the Court Order and the Court granted a Motion imposing sanctions against Zell. We continue to seek enforcement of the Court Order. On April 13, 2015, Zell filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court, on August 26, 2015, dismissed Zell’s Motion to dissolve the injunction. In March 2017, the Court dismissed another Motion brought by Zell to dissolve the injunction. Accordingly, the injunction order prohibiting Zell from making further defamatory posts remains in place. The Company continues to protect its rights by ongoing enforcement of the injunction.

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

NOTE 12. RELATED PARTY TRANSACTIONS

We and our subsidiary, TOT Group, Inc., have entered into certain term loan notes with MBF. For additional information about such term loan notes, see “MBF Merchant Capital, LLC” in Note 9. William Healy, a former member of our Board of Directors, is the sole member of MBF.

During the nine months ended September 30, 2017 and 2016, agent commissions resulting from merchant processing of $67,483 and $0, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our CEO, and Steven Wolberg, our Chief Legal Officer.

On March 1, 2017, we entered into a promissory note with Star Equities, LLC, an entity which our CEO is the managing member, in the principal amount of $348,083 (the “Note”). Pursuant to the Note, previously advanced funds of $290,954 plus interest accrued through the date of the Note totaled $348,083. The Note provides for 18 monthly interest payments of $3,481 through September 30, 2018 followed by one interest and principle payment on October 1, 2018. The principal balance of the Note outstanding bears interest at the rate of 12% per annum. In the event of any capital raise by us that is not in the ordinary course of business and that results in funding in excess of $5 million (a “Liquidity Event”), the maturity date will be accelerated to coincide with the closing date of such Liquidity Event. The balance of this loan at September 30, 2017 was $348,083 and is included in Due to related parties on our condensed consolidated balance sheet.

NOTE 13. STOCKHOLDERS’ EQUITY

On May 25, 2016 and October 5, 2017, we effected one-for-ten reverse stock splits of our common stock. Our condensed consolidated financial statements and disclosures reflect these changes in capital structure for all periods presented.

On June 12, 2015 and June 13, 2016, our shareholders approved 100,000,000 increases in our authorized common stock to 300,000,000 and 400,000,000, respectively. On October 2, 2017, our shareholders approved a 300,000,000 decrease in our authorized common stock to 100,000,000.

On July 5, 2017, the Company entered into a common stock purchase agreement (the “Cobblestone Purchase Agreement”) with Cobblestone Capital Partners LLC (“Cobblestone Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Cobblestone Capital is committed to purchase up to an aggregate of $10 million of shares of our common stock over the 30-month term of the Cobblestone Purchase Agreement. In consideration for entering into the Cobblestone Purchase Agreement, the Company was obligated to issue to Cobblestone Capital such number of shares of common stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for the common stock during the 3 trading days period immediately preceding the date of issuance of such shares. Accordingly, on August 3, 2017, the Company issued to Cobblestone Capital 45,676 shares of common stock based on a price of $4.38 per share. During the quarter ended September 30th, 2017, we sold 234,135 shares of common stock for $1,057,500 at an average price of $4.52 per share. See Note 17 for activity that occurred subsequent to September 30, 2017.

Also see Note 17 regarding our regaining compliance with Nasdaq requirements (including a minimum bid price for our common stock of $1.00 per share and a $2.5 million minimum of stockholders’ equity).

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified stock options (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights, which may be awarded either in tandem with Options or on a stand-alone basis; (iv) shares of common stock that are restricted; (v) units representing shares of common stock; (vi) units that do not represent shares of common stock but which may be paid in the form of common stock; and (vii) shares of common stock that are not subject to any conditions to vesting. The maximum aggregate number of shares of common stock available for award under the 2013 Plan at September 30, 2017 and December 31, 2016 were 23,488 and 128,026, respectively. The 2013 Plan is administered by the compensation committee.

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

For the nine months ended September 30, 2017, we recorded $677,467 in non-cash compensation expense for vesting of stock and options for the above mentioned grants.

Other Stock Issuance

We accrued 1,667 shares to our independent directors for payment of services during the third quarter of 2017.

On July 27, 2017, we exchanged 26,772 shares of our common stock for $105,969 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $4.00.

On July 19, 2017, we issued 30,759 shares for a $252,223 partial settlement of our $1.4 million reserve liability assumed with the PayOnline acquisition. See Note 11 for additional information.

Agreement with ESOUSA Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company (“ESOUSA”), which provides that ESOUSA is committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30-month term of the Purchase Agreement. We did not issue any shares of our common stock to ESOUSA during the three months ended September 30, 2017.

NOTE 14. WARRANTS AND NON-INCENTIVE PLAN OPTIONS

Warrants

In 2013, our predecessor entity (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 89,400 shares (reverse split adjusted) of common stock in connection with its private placement and initial public offering. At September 30, 2017 and December 31, 2016, we had warrants outstanding to purchase 89,389 shares of common stock. At September 30, 2017, the warrants had a weighted average exercise price of $750.00 per share purchased and a weighted average remaining contractual term of 0.0 years (0.75 years at December 31, 2016). These warrants were “out-of-the-money” and had no intrinsic value at September 30, 2017 and December 31, 2016. These warrants expired on October 1, 2017.

Non-Incentive Plan Options

At September 30, 2017 and December 31, 2016, we had 160,214 non-incentive options outstanding with a weighted average exercise price of $21.80 and a remaining contract term of 3.17 and 3.92 years, respectively. These options were out of the money at September 30, 2017 and December 31, 2016 and had no intrinsic value.

NOTE 15. INCOME TAXES

Our net deferred tax assets primarily are comprised of net operating loss carryforwards (“NOLs”), and basis difference in goodwill and intangibles. These NOLs total approximately $53.8 million and $48.6 million for federal, and approximately $13.8 million and $13.2 million for foreign NOLs as of September 30, 2017 and September 30, 2016, respectively.

The timing and manner in which we will be able to utilize our NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by us at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carry forward limitation periods. In the year 2017, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. We can still fully utilize the NOLs generated after the change of the ownership, which was approximately $14.0 million. Thus, we expect the total of approximately $18.1 million as of September 30, 2017 is available to offset future taxable income.

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

We have evaluated the available evidence and the likelihood of realizing the benefit of our net deferred tax assets. From our evaluation, we have concluded that based on the weight of available evidence, it is more likely than not that we will not realize any of the benefit of its net deferred tax assets. Accordingly, at September 30, 2017, we maintain a full valuation allowance totaling approximately $24.9 million.

NOTE 16. SEGMENT INFORMATION

Our three reportable segments include: (i) North American Transaction Solutions for electronic commerce, (ii) Mobile Solutions (primarily servicing the Russian Federation and Eurasia) and (iii) Online Solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. During the three months ended September 30, 2017 and 2016, the principal revenue stream for all segments came from services fees.

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

Mobile Solutions

Our Russian mobile and online payment processing segment consists of Digital Provider, which operates primarily in the Russian Federation and Eurasia.

In June 2012, we formed our mobile payment subsidiary that launched initial operations in Russia as a payment facilitator using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) for mobile phone subscribers. During 2015, we changed or business model, rebranded our name to Digital Provider and began to offer branded content to subscribers.

The business model required significant working capital investment as payments were advanced and then collected from mobile operators 45 days later. During 2016, we began working to raise additional capital for this business and develop an alternative business model that did not require large amounts of working capital to advance the business. This process is on-going and in August 2017, we substantially reorganized this business, and consolidated its operations into PayOnline and TOT Group Russia.  We currently are not generating revenues from new content, and we continue to explore partnership opportunities that can monetize our relationships and contracts with mobile operators.

Online Solutions

On May 20, 2015, we acquired the net assets that comprise PayOnline, which includes a protected payment processing system to accept bank card payments for goods and services. PayOnline primarily operates in Russia and Eurasia.

The accounting policies of the individual transactions in the reportable segments are the same as those of the company, as described in Note 1. Transactions between reportable segments are primarily conducted at market rates, resulting in segment profits or expenses that are eliminated for reporting consolidated results.

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at September 30, 2017 and 2016. The “Corporate Expenses & Eliminations” column includes all corporate expenses and intercompany eliminations for consolidated purposes.

Three Months Ended September 30, 2017	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$13,123,204	$-	$1,777,927	$-	$14,901,131
Cost of revenues	11,279,098	-	1,477,529	-	12,756,627
Gross Margin	1,844,106	-	300,398	-	2,144,504
Gross margin %	14%	0%	17%	-	14%
General, administrative, and asset disposal	661,505	41,880	548,676	1,105,668	2,357,729
Non-cash compensation	-	-	-	111,277	111,277
Provision for bad debt	248,279	68,305	3,106	-	319,690
Depreciation and amortization	372,858	555	256,607	-	630,020
Interest expense (income), net	276,644	(32,010)	(5,616)	63,795	302,813
Other expenses (income)	208	94,267	(1,571)	-	92,904
Net (loss) income for segment	$284,612	$(172,997)	$(500,804)	$(1,280,740)	$(1,669,929)
Segment assets	20,863,462	226,136	4,219,400	(4,874,368)	20,434,630

Three Months Ended September 30, 2016	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$11,186,287	$1,226,241	$1,597,124	$-	14,009,652
Cost of revenues	9,585,952	1,045,836	1,063,380	-	11,695,168
Gross Margin	1,600,335	180,405	533,744	-	2,314,484
Gross margin %	14%	15%	33%	-	17%
General, administrative, and asset disposal	633,918	150,884	447,902	1,052,033	2,284,737
Non-cash compensation	-	-	-	732,701	732,701
Provision for bad debt	291,965	7,679	1,526	-	301,170
Depreciation and amortization	359,814	5,405	392,880	6,787	764,886
Interest expense (income), net	90,897	(15,682)	(12,549)	546,050	608,716
Loss from stock value guarantee	-	-	-	1,559,281	1,559,281
Other expenses (income)	3,184	(444,343)	5,256	2,119	(433,784)
Net (loss) income for segment	$220,557	$476,462	$(301,271)	$(3,898,971)	$(3,503,223)
Segment assets	12,596,088	2,470,845	5,743,882	2,584,991	23,395,806

Nine Months Ended September 30, 2017	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$37,701,136	$1,375,160	$5,527,817	$-	$44,604,113
Cost of revenues	32,213,056	1,319,704	4,002,251	-	37,535,011
Gross Margin	5,488,080	55,456	1,525,566	-	7,069,102
Gross margin %	15%	4%	28%	-	16%
General, administrative, and asset disposal	2,098,121	363,270	1,690,640	3,636,037	7,788,068
Non-cash compensation	-	-	-	836,218	836,218
Provision for bad debt	1,193,657	265,149	5,020	1,485	1,465,311
Depreciation and amortization	1,063,475	2,208	783,545	11,173	1,860,401
Interest expense (income), net	698,627	(91,547)	(23,051)	310,524	894,553
Other expenses (income)	48,481	93,784	(3,294)	9,128	148,099
Net (loss) income for segment	$385,719	$(577,408)	$(927,294)	$(4,804,565)	$(5,923,548)
Segment assets	$20,863,462	$226,136	$4,219,400	$4,874,368	$20,434,630

Nine Months Ended September 30, 2016	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Net revenues	$29,442,868	$4,999,452	$4,521,239	$-	38,963,559
Cost of revenues	25,206,769	4,427,043	2,931,390	-	32,565,202
Gross Margin	4,236,099	572,409	1,589,849	-	6,398,357
Gross margin %	14%	11%	35%	-	16%
General, administrative, and asset disposal	1,921,296	21,232	1,228,877	3,200,956	6,372,361
Non-cash compensation	-	-	-	3,108,274	3,108,274
Provision for bad debt	668,414	7,790	1,946	-	678,150
Depreciation and amortization	1,010,103	15,332	1,370,960	101,143	2,497,538
Interest expense (income), net	377,473	(19,725)	(36,137)	864,596	1,186,207
Loss from stock value guarantee	-	-	-	3,722,142	3,722,142
Other expenses (income)	4,118	(433,750)	35,240	2,135	(392,257)
Net (loss) income for segment	$254,695	$981,530	$(1,011,037)	$(10,999,246)	$(10,774,058)
Segment assets	12,596,088	2,470,845	5,743,882	2,584,991	23,395,806

NOTE 17. SUBSEQUENT EVENTS

On October 1, 2017, our previously outstanding warrants to purchase 89,389 shares of our common stock expired October 1, 2017.

The Company’s stockholders approved at the Annual Meeting on October 3, 2017 the issuance of 47,139 restricted shares of common stock to the company’s Chief Executive Officer, Oleg Firer, as a performance bonus.

In connection with our reverse stock split effected on October 5, 2017, we issued 2,968 shares of common stock due to the rounding-up of partial shares in the reverse split calculation.

On October 20, 2017, we made the final payment of $197,912 to the PayOnline Sellers pursuant to terms of the amended settlement agreement entered into with the PayOnline Sellers.

Pursuant to the terms of the Cobblestone Purchase Agreement, we sold 196,203 shares of common stock for $1,106,857 between October 1, 2017 and the date of this 10-Q filing.

On October 20, 2017, the Company announced that (i) it has evidenced compliance with the $1.00 bid price requirement for Nasdaq insofar as the bid price for the Company’s common stock has closed at or above $1.00 per share for more than 10 consecutive business days; and (ii) it has over $2.5 million in stockholders’ equity as a result of its conversion of the Company’s indebtedness and the sales of equity to Cobblestone Capital pursuant to the Cobblestone Purchase Agreement, thus regaining its compliance with Nasdaq listing requirements.

On October 20, 2017, we entered into a letter agreement with Star Equities, LLC, a Florida limited liability company controlled by our Chief Executive Officer. Pursuant to the agreement, the entire outstanding amount (including the principal amount of $348,083 and accrued and unpaid interest) of $374,253 under the promissory note issued on March 1, 2017 by the Company to Star Equities, LLC was exchanged into 67,312 restricted shares of common stock of the Company.

On October 20, 2017, we repaid Priority Payments, LLC. $111,118 on October 24, 2017, and we drew down an additional $105,000.

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

Results of Operations for the Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

We reported a net loss attributable to our stockholders of $1,702,536, or $0.90 per share, for the three months ended September 30, 2017 as compared to a net loss attributable to net loss attributable to our stockholders of $3,469,540, or $2.47 per share, for the three months ended September 30, 2016. This resulted in a decrease in net loss attributable to stockholders of $1,767,004 primarily due to an increase in revenues, decreases in non-cash compensation and interest expenses, partially offset by an increase in other expenses.  Net loss attributable to stockholders for the three months ended September 30, 2016 was also negatively affected by an expense for loss from stock value guarantee related to the PayOnline acquisition.

Net revenues consist primarily of payment processing fees. Net revenues were $14,901,131 for the three months ended September 30, 2017 as compared to $14,009,652 for the three months ended September 30, 2016. The increase in net revenue is primarily due to an increase to North American Transaction Solutions segment revenue of $1,936,917 (or 17% increase) for the three months ended September 30, 2017 versus the three months ended September 30, 2016. Increases in our North American Transaction Solutions segment revenue were primarily due to continued organic growth of merchants with emphasis on value-added offerings partially offset by some loss of processing revenues resulting from storms primarily affecting merchants processing in Florida and Texas. Our Online Solutions segment revenue increased $180,803 (or 11%), from $1,597,124 for the three months ended September 30, 2016 to $1,777,927 for the three months ended September 30, 2017. Net revenue for the three months ended September 30, 2017 was also negatively affected by a $1,226,241 (or 100%) decrease in revenue in our Mobile Solutions segment, as we experience increased competition, decreased margins and reorganizing assignments of the Mobile Solutions segment to employees at PayOnline and TOT Group Russia.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended September 30, 2017 and 2016:

Gross Margin Analysis

	Three		Three
	Months Ended		Months Ended
	September 30,		September 30,		Increase /
Source of Revenues	2017	Mix	2016	Mix	(Decrease)

North American Transaction Solutions	$13,123,204	88%	$11,186,287	80%	$1,936,917
Mobile Solutions	-	0%	1,226,241	9%	(1,226,241)
Online Solutions	1,777,927	12%	1,597,124	11%	180,803
Total	$14,901,131	100%	$14,009,652	100%	$891,479

	Three		Three
	Months Ended		Months Ended
	September 30,	% of	September 30,	% of	Increase /
Cost of Revenues	2017	revenues	2016	revenues	(Decrease)

North American Transaction Solutions	$11,279,098	86%	$9,585,952	86%	$1,693,146
Mobile Solutions	-	0%	1,045,836	85%	(1,045,836)
Online Solutions	1,477,529	83%	1,063,380	67%	414,149
Total	$12,756,627	86%	$11,695,168	83%	$1,061,459

	Three		Three
	Months Ended		Months Ended
	September 30,	% of	September 30,	% of	Increase /
Gross Margin	2017	revenues	2016	revenues	(Decrease)

North American Transaction Solutions	$1,844,106	14%	$1,600,335	14%	$243,771
Mobile Solutions	-	0%	180,405	15%	(180,405)
Online Solutions	300,398	17%	533,744	33%	(233,346)
Total	$2,144,504	14%	$2,314,484	17%	$(169,980)

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended September 30, 2017 were $12,756,627 as compared to $11,695,168 for the three months ended September 30, 2016. The $1,061,459 increase in cost of revenues was primarily due to a $1,693,145 increase in our North American Transaction Solutions segment due to the corresponding increase in sales volume. There also was a $414,149 increase in cost of revenues resulting from our Online Solutions segment operations primarily due the costs associated with onboarding additional merchants. This was partially offset by a $1,045,836 decrease in our Mobile Solutions segment cost of revenues, which resulted from the corresponding decrease in revenues for our Mobile Solutions segment for the three months ended September 30, 2017.

Gross margin or the three months ended September 30, 2017 was $2,144,504, or 14% of net revenue, as compared to $2,314,484, or 17% of net revenue, for the three months ended September 30, 2016. The $169,980 decrease in gross margin was primarily due to a decrease of $180,405 in Mobile Solutions margin caused by a decrease in business and a $233,346 decrease in Online Solutions offset by $243,771 increase in gross margin in North American Transaction Solutions caused by continued growth of merchants with emphasis on value-added offerings.

Total operating expenses were $3,418,716 for the three months ended September 30, 2017, which consisted of general and administrative expenses of $2,357,729, non-cash compensation expenses of $111,277, provision for bad debts of $319,690, and depreciation and amortization of $630,020. Total operating expenses were $4,083,494 for the three months ended September 30, 2016, which consisted of general and administrative expenses of $2,284,737, non-cash compensation expenses of $732,701, provision for bad debts of $301,170, and depreciation and amortization of $764,886.

The components of our general and administrative expenses are discussed below.

General and administrative expenses for the three months ended September 30, 2017 and 2016 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss and include salaries and benefits, professional fees, rent, business development, travel expense, filing fees, transaction gains or losses, office expenses, communication expenses, insurance expenses, and other expenses required to run our business, as follows:

Three Months Ended September 30, 2017
Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$459,412	$44,733	$213,351	$539,002	$1,256,498
Professional fees	100,772	(46)	233,836	326,876	661,438
Rent	-	5,803	39,037	58,410	103,250
Business development	6,572	(6)	8,902	222	15,690
Travel expense	21,753	2,897	1,142	20,634	46,426
Filing fees	-	-	-	12,056	12,056
Transaction (gains) losses	-	(13,327)	54	(3)	(13,276)
Office expenses	67,140	566	21,319	13,005	102,030
Communications expenses	5,507	1,173	29,416	20,211	56,307
Insurance expense	-	-	-	34,853	34,853
Other expenses	349	87	1,619	80,402	82,457
Total	$661,505	$41,880	$548,676	$1,105,668	$2,357,729

Three Months Ended September 30, 2016
Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$414,659	$107,310	$167,802	$442,497	$1,132,268
Professional fees	89,985	36,874	161,394	384,227	672,480
Rent	-	942	35,682	116,703	153,327
Business development	10,827	4,869	27,752	1,395	44,843
Travel expense	61,700	2,563	5,978	50,466	120,707
Filing fees	-	-	-	17,789	17,789
Transaction (gains) losses	-	(11,068)	(655)	(141,639)	(153,362)
Office expenses	29,600	8,805	21,534	33,532	93,471
Communications expenses	17,392	583	27,065	20,447	65,486
Insurance expense	-	-	-	123,992	123,992
Other expenses	9,755	6	1,350	2,624	13,736
Total	$633,918	$150,884	$447,902	$1,052,034	$2,284,737

Variance
Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$44,753	$(62,577)	$45,549	$96,505	$124,230
Professional fees	10,787	(36,920)	72,442	(57,351)	(11,042)
Rent	-	4,861	3,355	(58,293)	(50,077)
Business development	(4,255)	(4,875)	(18,850)	(1,173)	(29,153)
Travel expense	(39,947)	334	(4,836)	(29,832)	(74,281)
Filing fees	-	-	-	(5,733)	(5,733)
Transaction (gains) losses	-	(2,259)	709	141,636	140,086
Office expenses	37,540	(8,239)	(215)	(20,527)	8,559
Communications expenses	(11,885)	590	2,351	(236)	(9,179)
Insurance expense	-	-	-	(89,139)	(89,139)
Other expenses	(9,406)	81	269	77,778	68,721
Total	$27,587	$(109,004)	$100,774	$53,634	$72,992

Salaries, benefits, taxes and contractor payments were $1,256,498 for the three months ended September 30, 2017 as compared to $1,132,268 for the three months ended September 30, 2016.

Segment	Salaries and benefits for the three months ended September 30, 2017	Salaries and benefits for the three months ended September 30, 2016	Increase / (Decrease)
North America Transaction Solutions	$459,412	$414,659	$44,753
Mobile Solutions	44,733	107,310	(62,577)
Online Solutions	213,351	167,802	45,549
Corporate Expenses & Eliminations	539,002	442,497	96,505
Total	$1,256,498	$1,132,268	$124,230

The increase in salaries of $124,230 was due to the North American Transaction Solutions segment and corporate salaries increasing $44,743 and $96,505, respectively, due to an increase in headcount and sales incentives for key employees as the business grows. In addition, an increase in our Online Solutions segment of $45,549 was primarily due to the Ruble exchange rate. These increases were offset by a decrease of $62,577 in our Mobile Solutions segment due to the elimination of headcount as we assigned the current workloads to existing employees of PayOnline and TOT Group Russia.

Professional fees were $661,438 for the three months ended September 30, 2017 as compared to $672,480 for the three months ended September 30, 2016.

Three Months Ended September 30, 2017
Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$819	$-	$185	$4,305	$5,309
SEC Compliance Legal Fees	-	-	-	88,564	88,564
Accounting and Auditing	-	-	1,000	97,500	98,500
Tax Compliance and Planning	-	-	-	-	-
Consulting	99,953	(46)	232,651	136,507	469,065
Total	$100,772	$(46)	$233,836	$326,876	$661,438

Three Months Ended September 30, 2016
Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$5,818	$56	$847	$99,179	$105,900
SEC Compliance Legal Fees	-	-	-	43,750	43,750
Accounting and Auditing	-	-	-	101,732	101,732
Tax Compliance and Planning	-	-	-	33,200	33,200
Consulting	84,167	36,818	160,547	106,366	387,898
Total	$89,985	$36,874	$161,394	$384,227	$672,480

Variance
Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(4,999)	$(56)	$(662)	$(94,874)	$(100,591)
SEC Compliance Legal Fees	-	-	-	44,814	44,814
Accounting and Auditing	-	-	1,000	(4,232)	(3,232)
Tax Compliance and Planning	-	-	-	(33,200)	(33,200)
Consulting	15,786	(36,864)	72,104	30,141	81,167
Total	$10,787	$(36,920)	$72,442	$(57,351)	$(11,042)

Professional fees  decreased by $11,042 mainly due to a decrease in general legal fees because of decreases in litigation and tax compliance fees partially offset by an increases in SEC compliance and consulting fees due to increased public market transactions.

Non-cash compensation expense from share-based compensation was $111,277 for the three months ended September 30, 2017, compared to $732,701 for the three months ended September 30, 2016. The majority of these expenses were for employee and consultant equity incentives for both periods.

We recorded bad debt expense of $319,690 for the three months ended September 30, 2017 as compared to $301,170 for the three months ended September 30, 2016. For the three months ended September 30, 2017, we recorded a loss which was primarily comprised of $227,281 in ACH rejects and a $92,409 provision from our Russian operations. Of the $678,143 of gross ACH rejects, $111,174 were passed through to independent sales organizations via a reduction in commissions. For the three months ended September 30, 2016, we recorded a loss which was primarily comprised of $301,132 in net ach rejects. Of the $301,132 of net ACH rejects, $117,794 were passed through to independent sales organizations via a reduction in commissions.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements.  Depreciation and amortization expense was $630,020 for the three months ended September 30, 2017 as compared to $764,886 for the three months ended September 30, 2016. The decrease was due to the full amortization of certain software and merchant portfolio assets during 2016.

Interest expense was $302,813 for the three months ended September 30, 2017 as compared to $608,716 for three months ended September 30, 2016, representing a decrease of $305,904 due to lower balances as follows:

Funding Source	Three months ended September 30, 2017	Three months ended September 30, 2016	Increase / (Decrease)
MBF Notes	$15,277	$11,356	$3,921
RBL Notes	195,736	510,655	(314,919)
Priority Payments Note	65,630	-	65,630
Other	26,170	86,705	(60,537)
Total	$302,813	$608,716	$(305,904)

Other interest expense for the three months ended September 30, 2017 consisted of $10,407 resulting from the promissory note entered into on March 1, 2017 with Star Equities, LLC (See Note 12. Related Party Transactions) and $17,762 related to the PayOnline acquisition. During the three months ended September 30, 2016, other interest expense primarily consisted of $76,289 related to the PayOnline acquisition. The primary reason for the decrease was due to less Crede stock paydowns on RBL debt during the three months ended September 30, 2017, which resulted in increased RBL interest expense during 2016.

Other expenses for the three months ended September 30, 2017 consists primarily of a $94,267 of expenses attributed to our Mobile Solutions division.

The net income attributable to non-controlling interests amounted to $32,607 for three months ended September 30, 2017 as compared to the net loss of $33,683 for the three months ended September 30, 2016. The $66,290 decrease was caused by an adjustment to commission expense for prior quarters recorded during the three months ended September 30, 2017.

Results of Operations for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

We reported a net loss attributable to stockholders of $5,830,373, or $3.29 per share, for the nine months ended September 30, 2017 as compared to a net loss attributable to stockholders of $10,663,708, or $8.65 per share, for the nine months ended September 30, 2016. This resulted in a decrease in net loss attributable to stockholders of $4,833,335 primarily due to an increase in revenues and a decrease in the loss from stock value guarantee, a decrease in noncash compensation expense, and a decrease in other income offset by an increase in general and administrative expenses.

Net revenues consist primarily of payment processing fees. Net revenues were $44,604,113 for the nine months ended September 30, 2017 as compared to $38,963,559 for the nine months ended September 30, 2016. The increase in net revenue is primarily due to organic growth of merchants in our North American Transaction Solutions segment which resulted in an increase to North American Transaction Solutions segment revenue of $8,258,268 (or 28% increase) for the nine months ended September 30, 2017 versus the nine months ended September 30, 2016. Increases in our North American Transaction Solutions segment revenue were primarily due to continued growth of merchants with emphasis on value-added offerings. Our Online Solutions segment revenue increased $1,006,578 (or 22%), from $4,521,239 for the nine months ended September 30, 2016 to $5,527,817 for the nine months ended September 30, 2017, primarily due to the onboarding of additional merchants. The increases in North American Transaction Solutions and Online Solutions segments were offset by a $3,624,292 (or 72%) decrease in our Mobile Solutions segment, as we have eliminated staff and assigned current responsibilities to team members at PayOnline and TOT Group Russia.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the nine months ended September 30, 2017 and 2016:

Gross Margin Analysis

	Nine		Nine
	Months Ended		Months Ended
	September 30,		September 30,		Increase /
Source of Revenues	2017	Mix	2016	Mix	(Decrease)

North American Transaction Solutions	$37,701,136	85%	$29,442,868	76%	$8,258,268
Mobile Solutions	1,375,160	3%	4,999,452	13%	(3,624,292)
Online Solutions	5,527,817	12%	4,521,239	12%	1,006,578
Total	$44,604,113	100%	$38,963,559	100%	$5,640,554

	Nine		Nine
	Months Ended		Months Ended
	September 30,	% of	September 30,	% of	Increase /
Cost of Revenues	2017	revenues	2016	revenues	(Decrease)

North American Transaction Solutions	$32,213,056	85%	$25,206,769	86%	$7,006,287
Mobile Solutions	1,319,704	96%	4,427,043	89%	(3,107,339)
Online Solutions	4,002,251	72%	2,931,390	65%	1,070,861
Total	$37,535,011	84%	$32,565,202	84%	$4,969,809

	Nine		Nine
	Months Ended		Months Ended
	September 30,	% of	September 30,	% of	Increase /
Gross Margin	2017	revenues	2016	revenues	(Decrease)

North American Transaction Solutions	$5,488,080	15%	$4,236,099	14%	$1,251,981
Mobile Solutions	55,456	4%	572,409	11%	(516,953)
Online Solutions	1,525,566	28%	1,589,849	35%	(64,283)
Total	$7,069,102	16%	$6,398,357	16%	$670,745

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the nine months ended September 30, 2017 were $37,535,011 as compared to $32,565,202 for the nine months ended September 30, 2016. The increase in cost of revenues was primarily due to a $7,006,287 increase in our North American Transaction Solutions segment due to the corresponding increase in sales volume. There was also a $1,070,861 increase in cost of revenues resulting from our Online Solutions segment operations also primarily due to with boarding additional merchants. This was offset by a $3,107,339 decrease in our Mobile Solutions segment cost of revenues, which resulted from the corresponding decrease in sales for our Mobile Solutions segment for the nine months ended September 30, 2017.

Gross margin for the nine months ended September 30, 2017 was $7,069,102, or 16% of net revenue, as compared to $6,398,357, or 16% of net revenue, for the nine months ended September 30, 2016. The $670,745 increase in gross margin was primarily due to the increased sales volume of processing and business mix in our North American Transaction Solutions offset by a decrease of $516,953 in our Mobile Solutions margin caused from a decrease in business.

Total operating expenses were $11,949,998 for the nine months ended September 30, 2017, which consisted of general and administrative expenses of $7,788,068, non-cash compensation expenses of $836,218, provision for bad debts of $1,465,311, and depreciation and amortization of $1,860,401. Total operating expenses were $12,656,323 for the nine months ended September 30, 2016, which consisted of general and administrative expenses of $6,372,361, non-cash compensation expenses of $3,108,274, provision for bad debts of $678,150, and depreciation and amortization of $2,497,538.

The components of our general and administrative expenses are discussed below.

General and administrative expenses for the nine months ended September 30, 2017 and 2016 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss and include salaries and benefits, professional fees, rent, business development, travel expense, filing fees, transaction gains, office expenses, communication expense, insurance expense, and other expenses required to run our business, as follows:

Nine Months Ended September 30, 2017
Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,404,162	$295,068	$670,056	$1,927,741	$4,297,027
Professional fees	351,736	44,793	717,713	881,613	1,995,855
Rent	-	33,092	119,129	240,172	392,393
Business development	9,381	971	26,689	2,718	39,759
Travel expense	133,901	9,723	6,479	111,551	261,654
Filing fees	-	-	-	26,990	26,990
Transaction (gains) losses	742	(30,423)	(6,138)	3,031	(32,788)
Office expenses	165,742	6,591	62,830	104,506	339,669
Communications expenses	28,894	3,368	88,987	60,373	181,622
Insurance expense	-	-	-	111,194	111,194
Other expenses	3,563	87	4,895	166,148	174,693
Total	$2,098,121	$363,270	$1,690,640	$3,636,037	$7,788,068

Nine Months Ended September 30, 2016
Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,223,240	$343,247	$423,238	$1,498,541	$3,488,266
Professional fees	372,492	39,422	462,650	999,627	1,874,191
Rent	-	3,260	104,056	317,317	424,633
Business development	31,784	4,869	92,544	6,043	135,240
Travel expense	152,795	9,657	15,964	88,368	266,784
Filing fees	-	-	-	77,185	77,185
Transaction (gains) losses	-	(394,880)	38,449	(115,797)	(472,228)
Office expenses	76,347	13,779	47,619	84,971	222,716
Communications expenses	64,369	1,639	42,742	69,756	178,506
Insurance expense	-	87	-	129,776	129,863
Other expenses	269	152	1,615	45,169	47,205
Total	$1,921,296	$21,232	$1,228,877	$3,200,956	$6,372,361

Variance
Category	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$180,922	$(48,179)	$246,818	$429,200	$808,761
Professional fees	(20,756)	5,371	255,063	(118,014)	121,664
Rent	-	29,832	15,073	(77,145)	(32,240)
Business development	(22,403)	(3,898)	(65,855)	(3,325)	(95,481)
Travel expense	(18,894)	66	(9,485)	23,183	(5,130)
Filing fees	-	-	-	(50,195)	(50,195)
Transaction (gains) losses	742	364,457	(44,587)	118,828	439,440
Office expenses	89,395	(7,188)	15,211	19,535	116,953
Communications expenses	(35,475)	1,729	46,245	(9,383)	3,116
Insurance expense	-	(87)	-	(18,582)	(18,669)
Other expenses	3,294	(65)	3,280	120,979	127,488
Total	$176,825	$342,038	$461,763	$435,081	$1,415,707

Salaries, benefits, taxes and contractor payments were $4,297,027 for the nine months ended September 30, 2017 as compared to $3,488,266 for the nine months ended September 30, 2016.

Segment	Salaries and benefits for the nine months ended September 30, 2017	Salaries and benefits for the nine months ended September 30, 2016	Increase / (Decrease)
North America Transaction Solutions	$1,404,162	$1,223,240	$180,922
Mobile Solutions	295,068	343,247	(48,179)
Online Solutions	670,056	423,238	246,818
Corporate Expenses & Eliminations	1,927,741	1,498,541	429,200
Total	$4,297,027	$3,488,266	$808,761

The increase in salaries of $808,761 was due primarily to the increase of corporate expenses for a $300,000 discretionary bonus payable to our CEO and approved by the Board of directors. The bonus is payable when cash flow of the business can support the payment. Additionally, North American Transaction Solutions segment salaries increased $180,922 due to an increase in headcount and sales incentives for key employees. There was also an increase of $246,818 in our Online Solutions segment which were primarily due to increasing payroll and consulting on PayOnline  and the Ruble exchange rate. This was offset by a decrease in Mobile Solutions segment of $48,179 due to reducing headcount in response to the continued decrease in sales and reorganizing the business and responsibilities.

Professional fees were $1,995,855 for the nine months ended September 30, 2017 as compared to $1,874,191 for the nine months ended September 30, 2016.

Nine Months Ended September 30, 2017
Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$23,418	$-	$4,142	$62,533	$90,093
SEC Compliance Legal Fees	-	-	-	191,349	191,349
Accounting and Auditing	-	-	15,433	307,782	323,215
Tax Compliance and Planning	-	-	-	15,400	15,400
Consulting	328,318	44,793	698,138	304,549	1,375,798
Total	$351,736	$44,793	$717,713	$881,613	$1,995,855

Nine Months Ended September 30, 2016
Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Total
General Legal	$39,215	$268	$3,867	$168,039	$211,389
SEC Compliance Legal Fees	-	-		131,250	131,250
Accounting and Auditing	-	-	578	326,132	326,710
Tax Compliance and Planning	-	-	-	44,200	44,200
Consulting	273,277	39,154	458,205	390,006	1,160,642
Total	$312,492	$39,422	$462,650	$1,059,627	$1,874,191

Variance
Professional Fees	North America Transaction Solutions	Mobile Solutions	Online Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(15,797)	$(268)	$275	$(105,506)	$(121,296)
SEC Compliance Legal Fees	-	-	-	60,099	60,099
Accounting and Auditing	-	-	14,855	(18,350)	(3,495)
Tax Compliance and Planning	-	-	-	(28,800)	(28,800)
Consulting	55,041	5,639	239,933	(85,457)	215,156
Total	$39,244	$5,371	$255,063	$(178,014)	$121,664

Professional fees increased by $121,664 primarily due to an increase in Online Solutions segment’s consulting fees of $239,933  and $60,099 in corporate’s SEC compliance fees primarily offset by a decrease in general legal corporate expenses of $105,506 and a $85,457 decrease in corporate consulting expenses.

Non-cash compensation expense from share-based compensation was $836,218 for the nine months ended September 30, 2017, compared to $3,108,274 for the nine months ended September 30, 2016. The majority of these expenses were for employee and consultant incentives in both periods.

We recorded bad debt expense of $1,465,311 for the nine months ended September 30, 2017 as compared to $678,150 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, we recorded a loss which was primarily comprised of $1,185,804 in net ACH rejects and a $279,508 provision from our Russian operations. Of the $1,185,804 of net ACH rejects, $781,923 were passed through to independent sales organizations that board their merchants with us. For the nine months ended September 30, 2016, we recorded a loss which was primarily comprised of $710,508 in net ACH rejects offset by a $32,358 recovery from our Russian operations. Of the $678,150 of net ACH rejects, $286,128 were passed through as a reduction to commissions to independent sales organizations that board their merchants with us.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements.  Depreciation and amortization expense was $1,860,401 for the nine months ended September 30, 2017 as compared to $2,497,538 for the nine months ended September 30, 2016.

Interest expense was $894,553 for the nine months ended September 30, 2017 as compared to $1,186,207 for nine months ended September 30, 2016, representing a decrease of $291,655 as follows:

Funding Source	Nine months ended September 30, 2017	Nine months ended September 30, 2016	Increase / (Decrease)
MBF Notes	$49,606	$39,806	$9,800
RBL Notes	572,231	1,066,227	(493,996)
Priority Payments Note	90,378	-	90,378
Other	182,338	80,174	102,164
Total	$894,552	$1,186,207	$(291,655)

Other interest expense primarily consisted of $84,199 resulting from the promissory note entered into on March 1, 2017 with Star Equities, LLC (see Note 12. Related Party Transactions) and $98,139 related to the PayOnline acquisition. During the nine months ended September 30, 2016, other interest consisted primarily of $76,289 related to the PayOnline acquisition. The primary reason for the decrease was due to less Crede stock paydowns on RBL debt during nine months ended 2017, which resulted in increased RBL interest expense during 2016.

Other expenses for the nine months ended September 30, 2017, consisted of $98,721 attributed to our Mobile Solutions Division, by $48,481 in from our North American Transaction Solutions segment and $9,128 of expenses from corporate, offset by $5,359 in other income from our Online Solutions segment.

The net income attributable to non-controlling interests amounted to $93,175 for nine months ended September 30, 2017 as compared to $110,350 for the nine months ended September 30, 2016. The decrease was caused by an adjustment to commission expense for prior quarters recorded during the three months ended September 30, 2017.

Liquidity and Capital Resources

Our total assets at September 30, 2017 were $20.4 million compared to $23.2 million at December 31, 2016. The period over period change in total assets is primarily attributable to a decrease in accounts receivable due to collections from our Mobile Solutions segment of $2.7 million and our North American Transaction Solutions segment collections of $0.6 million.

At December 31, 2016, we had total current assets of $9.2 million including $0.6 million of cash, $7.1 million of accounts receivable, and $1.5 million of prepaid expenses and other assets. At September 30, 2017, we had total current assets of $7.0 million, including $0.9 million of cash, $4.4 million of accounts receivable and $1.7 million of prepaid expenses.

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

The net loss attributable to Net Element, Inc. stockholders was $5.8 million for the nine months ended September 30, 2017 compared to $10.7 million for the nine months ended September 30, 2016.

Operating activities used $2,609,164 of cash for the nine months ended September 30, 2017 as compared to $1,067,490 of cash used for the nine months ended September 30, 2016. Negative operating cash flow of $2,609,164 for the nine months ended September 30, 2017 was primarily due to a net loss of $5,923,548 and a $2,390,495 decrease in accounts payable and accrued expenses, primarily the result of paying down amounts related to the PayOnline acquisition, a $159,228 net decrease of deferred revenue primarily resulting from amortization of annual fees.

For the nine months ended September 30, 2017, investing activities used $1,303,231 in cash primarily for client acquisition costs as compared to $1,346,718 of cash used primarily to purchase portfolios and client acquisition costs for the nine months ended September 30, 2016.

Financing activities provided $4,193,358 in cash for the nine months ended September 30, 2017 as compared to $2,675,845 of cash provided from financing activities for the nine months ended September 30, 2016. Financing activities provided $4,193,358 for the nine months ended September 30, 2017, primarily from the sale of stock for $1,150,098 and proceeds and repayments from indebtedness, which netted $2,965,673. Financing activities provided $2,675,845 in cash for the nine months ended September 30, 2016 resulting from related party advances of $117,779 and the proceeds and repayments from indebtedness which netted $2,558,066.

We have international operations that transact in foreign currencies including Russian Rubles, Euros, and Kazakhstan Tenges. The effect of exchange rate changes increased our US Dollar-denominated cash balance by $19,503 for the nine months ended September 30, 2017 as compared to a $97,902 decrease for the nine months ended September 30, 2016.

Off-balance sheet arrangements

At September 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Management of the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO II Framework”). Based on management’s assessment in accordance with the criteria in the COSO Framework, our management concluded that our internal control over financial reporting was not effective as of September 30, 2017.

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

Control Environment

■	Inadequate Policies and Procedures: Based on management’s review of key accounting policies and procedures, our management determined that such policies and procedures were inadequate as of September 30, 2017. Management identified certain policies and procedures as inadequate regarding the design of the control and formal written documentation.

■	We do not have sufficient personnel or financial resources to provide adequate risk assessment functions.

■	Changing of Key Employees in Russia: A changing organizational structure provided challenges to ensure a sound control environment with appropriate tone, authority, responsibilities, and high ethical values. Due to reorganization of our Russian organization, we have not been able to provide adequate training to new employees in order to establish adequate best practice procedures.

Control Activities

■	Testing of Internal Controls: The Company’s accounting staff is relatively small and the Company does not have the required infrastructure for meeting the demands of being a U.S. public company. As a result we have identified deficiencies in our internal controls within our key business processes, particularly with respect to the design of quarterly accounting, financial statement close, consolidation, and external financial reporting procedures. Management believes there are control procedures that are effective in implementation within our key business processes. However, certain of these processes could not be formally tested because of lack of design, inadequate documentation, and lack of financial resources.

Information and Communication

■	We did not have adequate written procedures, risk assessment processes or board of directors training at September 30, 2017. Our quarterly reporting process, particularly in Russia, requires additional controls and processes.

Monitoring

■	Internal Control Monitoring: As a result of our limited financial personnel and ineffective controls (both preventative and detective) management’s ability to monitor the design and operating effectiveness of our internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks is inadequate.

These material weaknesses impede the ability of management to adequately oversee our internal control over financial reporting on a consistent basis. Management intends to continue focusing its remediation efforts in the near term on training new staff in Russia and designing revised accounting and financial reporting policies and procedures that will help ensure that adequate internal controls over financial reporting are met. Additionally, these revised procedures will be formally documented and procedures will focus on transaction processing, period-end account analyses and providing for additional review and monitoring procedures and periodically assess the need for additional accounting resources as the business develops and resources permit. Management also is committed to taking further action and implementing enhancements or improvements as resources permit. We recognize that, due to the size and stage of development of our foreign businesses, implementation of additional measures may take considerable time.

Notwithstanding the material weaknesses discussed above, our management has concluded that the financial statements included in this Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Except as specifically described above in this Item 4, there was no change in our internal control over financial reporting during our third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities

On October 24, 2017, the Company sold an aggregate of 414 shares of common stock to Cobblestone Capital pursuant to the Cobblestone Purchase Agreement for total consideration of approximately $1,857. Such shares were sold to Cobblestone Capital under an exemption from the registration requirements of the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that follows page 36 of this Report and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: November 14, 2017	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer
(Principal Financial Officer
and Duly Authorized
Signatory)

EXHIBIT INDEX

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.10	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 to the Company’s second Current Report on Form 8-K filed with the Commission on May 24, 2016)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated June 15, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2016)

3.13	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, dated October 4, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2017)

10.1#	Amendment to 2013 Equity Incentive Plan approved on October 3, 2017 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 10, 2017)

10.2	Promissory Note, dated August 29, 2017, by TOT Group, Inc. in favor of MBF Merchant Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 1, 2017)

10.3	Letter Agreement, dated as of October 20, 2017, between Net Element, Inc. and Star Equities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 20, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

