Form 10-Q
period 2018-03-31
Net Element, Inc.
filed 2018-05-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 14, 2018 was 3,855,883

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries. References in this Report to “PayOnline” refer, collectively, to PayOnline System LLC, Innovative Payment Technologies LLC, Polimore Capital Limited, TOT Group Kazakhstan LLC and Brosword Holding Limited.

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Forward-looking statements generally are identified by the words “expects,” “anticipates,” “believes,” “intends,” “estimates,” “aims,” “plans,” “may,” “will,” “continue,” “seeks,” “should,” “believe,” “potential” or the negative of such terms and similar expressions. Forward-looking statements are based on current plans, estimates and projections, and therefore you should not place too much reliance on them. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement in light of new information or future events, except as expressly required by law. Forward-looking statements involve inherent risks and uncertainties, most of which are difficult to predict and are generally beyond the Company’s control. The Company cautions you that a number of important factors could cause actual results or outcomes to differ materially from those expressed in, or implied by, the forward-looking statements. These factors include, among other factors:

■	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;
■	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
■	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
■	our and our bank sponsors’ ability to adhere to the standards of Visa and MasterCard payment card brand;
■	our reliance on third-party processors and service providers;
■	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
■	our ability to pass along increases in interchange costs and other costs to our merchants;
■	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
■	the effect of the loss of key personnel on our relationships with ISGs, card brands, bank sponsors and our other service providers;
■	the effects of increased competition, which could adversely impact our financial performance;
■	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
■	the effect of adverse business conditions on our merchants;
■	our ability to adopt technology to meet changing industry and customer needs or trends;
■	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
■	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
■	the impact of seasonality on our operating results;
■	the impact of any failure in our systems due to factors beyond our control;
■	the impact of any material breaches in the security of third-party processing systems we use;
■	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
■	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;
■	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
■	significant losses we have incurred and may continue to experience in the future;
■	foreign laws and regulations, which are subject to change and uncertain interpretation;
■	geopolitical instability and other conditions that may adversely affect trends in consumer, business and government spending;
■	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
■	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
■	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

■	our ability to develop our blockchain technology solutions and new products or enhancements to the capabilities of such technology; and
■	the other factors identified in the section of this Report entitled “Risk Factors.”

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of, and are not incorporated by reference into, this Report.

If these or other risks and uncertainties (including those described in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Part II, Item 1A of this Report and the Company’s subsequent filings with the Commission) materialize, or if the assumptions underlying any of these statements prove incorrect, the Company’s actual results may be materially different from those expressed or implied by such statements. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report to reflect the occurrence of unanticipated events. You should, however, review the factors and risks described in the reports we file from time-to-time with the Commission after the date of this Report.

World Wide Web addresses contained in this Report are for explanatory purposes only and they (and the content contained therein) do not form a part of and are not incorporated by reference into this Report.

Net Element, Inc.

Form 10-Q

For the Three Months March 31, 2018

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$9,190,957	$11,285,669
Accounts receivable, net	5,133,698	5,472,856
Prepaid expenses and other assets	1,881,628	2,282,614
Total current assets, net	16,206,283	19,041,139
Fixed assets, net	51,218	58,268
Intangible assets, net	2,898,765	3,127,760
Goodwill	9,643,752	9,643,752
Other long term assets	462,980	460,511
Total assets	29,262,998	32,331,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	6,375,505	6,785,459
Accrued expenses	3,478,918	3,674,430
Deferred revenue	1,176,843	1,712,591
Notes payable (current portion)	1,455,376	2,493,973
Total current liabilities	12,486,642	14,666,453
Notes payable (net of current portion)	5,044,211	4,521,449
Total liabilities	17,530,853	19,187,902

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017)	—	—
Common stock ($.0001 par value, 100,000,000 shares authorized and 3,855,833 and 3,853,100 shares issued and outstanding at March 31, 2018 and December 31, 2017	386	385
Paid in capital	183,201,232	183,119,222
Accumulated other comprehensive loss	(2,490,923)	(2,530,238)
Accumulated deficit	(168,966,916)	(167,356,070)
Stock subscriptions receivable	—	(50,585)
Noncontrolling interest	(11,634)	(39,186)
Total stockholders’ equity	11,732,145	13,143,528
Total liabilities and stockholders’ equity	$29,262,998	$32,331,430

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31
	2018	2017

Net revenues
Service fees	$15,982,394	$12,729,663
Branded content	—	832,278
Total Revenues	15,982,394	13,561,941

Costs and expenses:
Cost of service fees	13,618,334	10,650,748
Cost of branded content	—	809,244
General and administrative	2,446,480	2,831,161
Non-cash compensation	82,011	596,404
Bad debt expense	121,274	279,759
Depreciation and amortization	703,538	657,363
Total costs and operating expenses	16,971,637	15,824,679
Loss from operations	(989,243)	(2,262,738)
Interest expense, net	(243,238)	(269,688)
Other income (expense)	(350,813)	(5,773)
Net (loss) before income taxes	(1,583,294)	(2,538,199)
Income taxes	—	—
Net loss	(1,583,294)	(2,538,199)
Net (income) loss attributable to the noncontrolling interest	(27,553)	50,701
Net loss attributable to Net Element, Inc. stockholders	(1,610,847)	(2,487,498)
Foreign currency translation	39,315	12,103
Comprehensive loss attributable to common stockholders	$(1,571,532)	$(2,475,395)

Loss per share - basic and diluted	$(0.42)	$(1.51)

Weighted average number of common shares outstanding - basic and diluted	3,853,130	1,647,606

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(1,610,847)	$(2,487,498)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Noncontrolling interest	27,553	(50,701)
Share based compensation	82,011	596,404
Depreciation and amortization	703,538	657,363
Non cash interest	16,759	46,135
Changes in assets and liabilities
Accounts receivable	1,032,930	510,498
Deferred revenue	(535,748)	(445,953)
Prepaid expenses and other assets	(308,648)	(231,755)
Accounts payable and accrued expenses	(545,306)	449,284
Net cash used in operating activities	(1,137,758)	(956,223)

Cash flows from investing activities

Purchase of portfolios and client acquisition costs	(401,980)	(403,585)
Purchase of fixed and changes in other assets	(2,393)	355
Net cash used in investing activities	(404,373)	(403,230)

Cash flows from financing activities
Proceeds from common stock	—	1,437,132
Proceeds from indebtedness	—	92,000
Repayment of indebtedness	(515,834)	(92,680)
Related party advances	(33,027)	57,159
Net cash (used in) provided by financing activities	(548,861)	1,493,611

Effect of exchange rate changes on cash	(3,720)	57,288
Net decrease (increase) in cash	(2,094,712)	191,446

Cash at beginning of period	11,285,669	621,635
Cash at end of period	$9,190,957	$813,081

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$226,479	$166,394
Taxes	$4,140	$64,314

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Organization

Net Element, Inc. (“we”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in mobile payments and other transactional services in emerging countries and in the United States. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. During the three months ended March 31, 2018, we operated in two reportable business operating segments: (i) North American Transaction Solutions, and (ii) International Transaction Solutions. During the year ended December 31, 2017, we consolidated our online and mobile payments business into one segment, International Transaction Solutions.

We are able to deliver our services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses. Through TOT Group Russia, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Russian Federation, Commonwealth of Independent States (“CIS”), Europe and Asia.

Business

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third-party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. We have agreements with several banks that sponsor us for membership in the Visa ®, MasterCard ®, American Express ® and Discover ® card associations and settle card transactions for our merchants. These sponsoring banks include Citizens Bank, Esquire Bank, N.A. and Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, chargeback services and our own dedicated Bank Identification Number (BIN) for various types of specialty merchants.

Our mobile payments business, previously provided through Digital Provider, has been combined with PayOnline to provide contracts with mobile operators that give us the ability to offer our clients in-app, premium SMS (short message services, which is a text messaging service), Wireless Application Protocol (WAP)-click, one click and other carrier billing services. We also previously marketed our own branded content as a separate line of business for our mobile commerce business from offices in Russia and Kazakhstan. In August 2017, we substantially reorganized this business and currently we are not generating revenues from new mobile content. We continue to explore partnership opportunities that can monetize our relationships and contracts with mobile operators but we have not yet been able to find an acceptable joint venture partner or other arrangement.

PayOnline provides flexible, high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems (“GDS”), which include Amadeus® and Sabre®. Key geographic regions that PayOnline serves include Eastern Europe, Central Asia, Western Europe, North America and Asia major sub regions. PayOnline offices are located in Russia, Kazakhstan and in the Republic of Cyprus.

Aptito is a proprietary, cloud-based payments platform for the hospitality industry, which creates an online consumer experience in offline commerce environments via tablet, mobile and all other cloud-connected devices. Aptito’s easy to use point-of-sale (“POS”) system makes things easier by providing a comprehensive solution to the hospitality industry to help streamline management and operations. Orders placed tableside by customers directly speed up the ordering process and improve overall efficiency. Aptito’s mobile POS system provides portability to the staff while performing all the same functions as a traditional POS system, and more.

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

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by $4,796,199 and $10,647,524 at March 31, 2018 and December 31, 2017, respectively due to cash received from capital raises.

We maintained $64,200 and $186,353 in uninsured bank accounts in Russia and the Cayman Islands at March 31, 2018 and December 31, 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of an allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. The allowance for doubtful accounts was $258,313 at March 31, 2018 and $256,967 at December 31, 2017.

Other Current Assets

We maintain an inventory of POS terminals which we use to service both merchants and independent sales agents. Often, we will provide the terminals as an incentive for merchants and independent sales agents to enter into a merchant contracts with us. The term of these contracts has an average length of three years and the cost of the terminal plus any setup fees will be amortized over the contract period. If the merchants terminate their contract with us early, they are obligated to either return the terminal or pay for the terminal. The Company has $479,521 and $506,906 in terminals, iPads ® and related equipment as of March 31, 2018 and December 31, 2017, respectively, of which $470,633 and $500,701 has been placed with merchants as of March 31, 2018 and December 31, 2017, respectively. Amortization of these terminals amounted to $62,370 and $51,542 for the periods ended March 31, 2018 and March 31, 2017, respectively.

Fixed Assets

We depreciate our furniture and equipment over a term of three to ten years. Computers and software are depreciated over terms between two and five years. Leasehold improvements are depreciated over the shorter of the economic life or term of each lease. All of our assets are depreciated on a straight-line basis for financial statement purposes.

Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures that increase the value or productive capacity of assets are capitalized. At the time of retirement, sales, or other dispositions of property and equipment, the original cost and related accumulated depreciation are removed from the respective accounts, and the gains or losses are presented as other expenses.

Goodwill and Other Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired.

The cost of internally developing, maintaining and restoring intangible assets (including goodwill) that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity are recognized as an expense when incurred.

An intangible asset (including goodwill) that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Goodwill is not amortized. It is the Company’s policy to test for impairment no less than annually, by considering qualitative factors to determine whether it is more likely than not that a that the Company’s goodwill carrying value is greater than its fair value. Such factors may include the following: a significant decline in expected revenues, significant decline in the Company’s stock price, a significant downturn in the general economic business conditions, the loss of key personnel or when conditions occur that may indicate impairment. The Company’s intangible assets, which consist of goodwill of $9,643,752 recorded in connection with the various acquisitions, were tested for impairment during the first quarter 2018 and we determined that no adjustment for impairment was necessary.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three months ended March 31, 2018 and 2017, we did not recognize any charges for impairment of goodwill or intangible assets.

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

During the three months ended March 31, 2018 and March 31, 2017, we recorded per Note 6, $301,639 and $403,585, respectively, in additional capitalized customer acquisition costs, and $339,046 and $221,195, respectively, in related additional amortization. The balance of customer acquisition costs was $2,397,928 and $2,435,335 at March 31, 2018 and December 31, 2017, respectively, and is reflected in intangible assets in the accompanying condensed consolidated balance sheets.

Accrued Residual Commissions

We report commissions as a cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss. We pay agent commissions to ISGs and independent sales agents based on the processing volume of the merchants enrolled. The commission obligations are based on varying percentages of the volume processed by us on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant. We report residual commissions as a cost of revenues in the accompanying condensed consolidated statement of operations and comprehensive loss.

At March 31, 2018 and December 31, 2017, the residual commissions payable to ISGs and independent sales agents were $1,091,958 and $1,821,790, respectively.

We pay agent commission on annual fees between January and April of each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We had deferred agent commissions for prepaid annual fees of $812,145 and $1,224,044 at March 31, 2018 and December 31, 2017, respectively. Prepaid agent commissions for annual fees are included in prepaid expenses and other assets, and commissions payable are included in accounts payable in the accompanying consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $5.0 million and $4.5 million at March 31, 2018 and December 31, 2017, respectively, approximates fair value because current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data

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

Foreign Currency Transactions

We are subject to exchange rate risk in our foreign operations in Russia, the functional currency of which is Russian ruble, where we generate service fee revenues and interest income and incurs product development, engineering, website development, and general and administrative costs and expenses. Russian operations pay a majority of their operating expenses in their local currencies, exposing us to exchange rate risk.

The Company does not engage in any currency hedging activities.

Revenue Recognition

We recognize revenue when the following four basic criteria have been met: (1) persuasive evidence of a sales arrangement exists; (2) performance of services has occurred, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured. The Company considers persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, signed contract or the processing of a credit card transaction. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue. Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services and is recognized as revenue during the period the transactions are processed or when the related services are performed. We also adopted ASC 606, Revenue from Contracts with Customers.

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic revenue recognition methodology under ASC 605, Revenue Recognition.

The cumulative impact of adopting ASC 606 resulted in no changes to retained earnings at January 1, 2018. The impact to revenue for the three months ended March 31, 2018 was a decrease of approximately $0.4 million as a result of applying ASC 606 to certain revenues which are now presented net as we do not have control over providing the services related to such revenues.

For the three months ended March 31, 2018, the revenue recognized from contracts with customers was $16.0 million.

The impact of adoption of ASC 606 on the Company’s consolidated statement of operations was as follows:

	With	Before	Effect of
	Implementation	Implementation	Implementation
	of ASC 606	of ASC 606
Revenue	$15,982,394	$16,355,714	$(373,320)
Costs	(13,618,334)	(13,991,654)	373,320
Net effect of ASC 606 implementation			$—

There was no balance sheet impact.

Revenue Recognition

We work directly with payment card networks and banks so that our merchants do not need to manage the complex systems, rules, and requirements of the payments industry. The Company satisfies its performance obligations and therefore recognizes the transactional processing service fees as revenue upon authorization of a transaction by the merchant’s customer’s bank.

The Company complies with ASC 606 and primarily reports revenues gross as a principal versus net as an agent. Although some of the Company’s processing agreements vary with respect to specific terms, the transactional processing service fees collected from merchants are generally recognized as revenue on a gross basis as the Company is the principal in the delivery of the managed payments solutions to the sellers. The Company has concluded it is the principal because it controls the services before delivery to the merchant, it is primarily responsible for the delivery of the services, it has discretion in setting prices charged to merchants, it primary obligor and it is responsible for losses.

In providing transaction processing services, the Company has primary responsibility for providing end-to-end payment processing services for its clients. The Company’s clients contract with the Company for all credit card processing services, including transaction authorization, settlement, dispute resolution, data/transmission security, risk management, reporting, technical support and other value-added services. We also have pricing latitude and can provide services using several different network options. As such, the Company is the primary obligor in these transactions and is primarily responsible for all processing services provided to the merchant. The gross fees the Company collects are intended to cover the interchange, assessments and other processing fees and are included in the Company’s gross margin for transactions processed.

Our revenues for the three-months ended March 31, 2018 and 2017 are principally derived from the following sources:

Transactional Processing Service Fees: Transactional processing service fees are generated primarily from TOT Payments doing business as Unified Payments, which is our North American Transaction Solutions segment, PayOnline, which is our Russian online transaction processing company, and Aptito, our POS solution for restaurants.

Our transactional processing companies derive revenues primarily from the electronic processing of services including: credit, debit, electronic benefits transfer and alternative payment methods card processing authorized and captured through proprietary and third party networks, electronic gift certificate processing, and equipment support. Revenue is recognized net of refunds, which arise from reversals of transactions initiated by our merchants.

Typically, fees charged to merchants for these processing services are based on a variable percentage of the dollar amount of each transaction and in some instances, additional fees are charged for each transaction. Merchant customers also may be charged miscellaneous fees, including statement fees, annual fees, monthly minimum fees, fees for handling chargebacks, gateway fees, and fees for other miscellaneous services. The Company selectively offers custom pricing for certain merchants. The Company collects the transaction amount from the seller’s customer’s bank, net of acquiring interchange and assessment fees, processing fees and bank settlement fees paid to third-party payment processors and financial institutions. The Company retains its fees and remits the net amount to the proper parties.

We have arrangements that included bundled multiple element transactions with merchants encompassing annual PCI (payment card industry) fees, annual membership fees, and monthly processing fees.

U.S. GAAP requires and allocation of fees to a bundled transaction based on an allocation of the relative selling prices using vendor specific objective evidence (VSOE) or third-party evidence (TPE).

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

Service Fees:  Service fees are generated primarily from mobile payment processing services provided to third party content aggregators by mobile payments business. Digital Provider’s revenues from our mobile payments business are for the access of branded content are recorded at the amounts charged to the mobile subscriber. A corresponding charge to cost of sales for mobile operator and content fees is recorded for branded content. Revenues for access to branded content are recorded on the income statement as branded content revenues. Mobile payment processing revenues for third party content providers is accounted for as service fees and presented net of aggregator and mobile operator payments on the condensed consolidated financial statements as these revenues are considered to be agency fees.

Cost of revenues for from our mobile payments business is comprised primarily of mobile operator fees, content provider fees and fees for short numbers paid to mobile operators. Additionally, penalties and any related penalty recoveries are recorded within cost of sales. Cost of our revenues for mobile payments business branded content includes fees due to mobile operators and marketing partners, as well as short number fees.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At March 31, 2018 and March 31, 2017, we had warrants outstanding to purchase 728,583 and 89,389 shares of common stock, and we had 234,219 and 238,174 stock options issued and outstanding.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2013 and forward, the tax years which remain subject to examination at March 31, 2018.

Recently Issued Accounting Guidance

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update change how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are in the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. We are evaluating the effect of ASU 2016-13 on our consolidated financial statements.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

On May 25, 2016, and subsequently again on October 5, 2017, we completed a one-for-ten reverse stock split of our common stock. Our condensed consolidated financial statements give retrospective effect for these changes in capital structure for all periods presented.

The condensed consolidated financial statements of the Company include the assets, liabilities, results of operations, and cash flows of the following subsidiaries:

(1) TOT Group, Inc., a 100% owned subsidiary formed in Delaware; (2) Netlab Systems, LLC, a wholly owned subsidiary formed in Florida; (3) NetLab Systems IP, LLC, a wholly owned subsidiary formed in Florida; (4) OOO Net Element Russia (“Net Element Russia”), a wholly owned subsidiary formed in Russia; (5) OOO Net Element Software, LLC, a 25% owned subsidiary we control that was formed in Russia and (6) Net Element Services, LLC, a wholly owned subsidiary formed in Florida.

The subsidiaries listed above are the parent companies of several other subsidiaries, which hold the Company’s underlying investments or operating entities.

TOT Group is the parent company of TOT Payments, LLC (“TOT Payments”) doing business as Unified Payments a wholly owned subsidiary formed in Florida, Aptito, LLC, a 80% owned subsidiary formed in Florida (acquired June 18, 2013), TOT Group Europe LTD, a wholly owned subsidiary formed in the United Kingdom, Unified Portfolios Acquisition, LLC, a wholly owned subsidiary formed in Florida and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.

•	TOT Payments, LLC is the parent company of:
-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida;
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida

•	OOO TOT Group Russia is the parent company of its wholly owned subsidiary OOO Digital Provider (a company formed in Russia), Payonline Systems, LLC (a wholly-owned company formed in Russia), Innovative Payment Technologies, LLC (a wholly-owned company formed in Russia) and TOT Group Kazakhstan, a wholly owned subsidiary formed in Kazakhstan.
•	Netlab Systems, LLC is the parent company of Tech Solutions LTD (Cayman Islands).
•	Net Element Russia is the parent company of 99% owned OOO TOT Group.
•	TOT Group Europe LTD is 100% owner of Polimore Capital Limited (Cyprus) and Brosword Holding Limited (Cyprus). These companies are currently inactive and we are in the process of divesting these entities as they are not core to our current business plans.

All material intercompany accounts and transactions have been eliminated in consolidation. OOO Digital Provider and Net Element Russia are in the process of being wound down through insolvency proceedings in Russia.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s condensed consolidated financial statements have been prepared on a going concern basis. Although, the Company had a net loss of $1.6 million for the quarter ended March 31, 2018, and an accumulated deficit of $168.9 million at March 31, 2018, the company had a cash balance of $9.2 million and projects future cash needs of $6.0 million for the next 12 months to fund operations, indebtedness and capital expenditures.

The Company is continuing with its plan to further grow and expand its payment processing operations and develop blockchain solutions for merchant services. Management believes that its current cash position and operating strategy will provide the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable (net) consists primarily of amounts due from merchant service providers and the sponsoring bank of our own dedicated BIN. Total net accounts receivable amounted to $5,133,698 and $5,472,856 at March 31, 2018 and December 31, 2017, respectively. Net accounts receivable consisted primarily of $114,756 and $57,754, attributed to international operations and $5,018,941 and $5,415,102 of North American credit card processing receivables at March 31, 2018 and December 31, 2017, respectively.

Total allowance for doubtful accounts was $258,313 and $256,967 at March 31, 2018 and December 31, 2017, respectively.

NOTE 5. FIXED ASSETS

Fixed assets are stated at acquired cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	March 31, 2018	December 31, 2017
Furniture and equipment	3 - 10	$171,431	$171,082
Computers	2 - 5	156,958	156,958
Total		328,389	328,040
Less: Accumulated depreciation		(277,171)	(269,772)

Total fixed assets, net		$51,218	$58,268

Depreciation expense for the three months ended March 31, 2018 and March 31, 2017 was $7,399 and $33,203, respectively.

NOTE 6.  INTANGIBLE ASSETS

The Company had $2,898,765 and $3,127,760 in intangible assets at March 31, 2018 and December 31, 2017, respectively. Shown below are the details.

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Total
Balance at December 31, 2016	$380,064	$784,991	$1,697,337	$205,790	$327,708	$193,960	$3,589,850
Additions	48,489		1,801,685				1,850,174
Amortization	(209,251)	(510,937)	(1,063,687)	(149,667)	$(235,515)	(143,207)	(2,312,264)
Balance at December , 2017	$219,302	$274,054	$2,435,335	$56,123	$92,193	$50,753	$3,127,760
Additions	3,135	100,000	301,639	—	—	—	404,774
Amortization	(45,671)	$(117,501)	(339,046)	(37,417)	(59,004)	(35,130)	(633,769)
Balance at March 31, 2018	$176,766	$256,553	$2,397,928	$18,706	$33,189	$15,623	$2,898,765

Amortization expense for the three months ended March 31, 2018 was $696,169 of which $633,769 is described in the table above and $62,370 was for the amortization of terminal inventory placed with merchants. The inventory and its associated amortization are included in prepaid and other expenses and are not included in the table above.

Amortization expense for the three months ended March 31, 2017 was $657,363 of which $572,618 was for intangible amortization and $51,542 was for the amortization of terminal inventory placed with merchants. The remaining $33,203, not included in table above, was for fixed assets (See Note 5. Fixed Assets). The inventory and its associated amortization are included in prepaid and other expenses and are not included in the table above.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense

2018 (nine months)	$724,690
2019	966,255
2020	966,256
2021	241,564
Total	$2,898,765

Software

We capitalized software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized.

During the three months ended March 31, 2018, we capitalized $3,315 of internally developed POS software development costs.

For the three months ended March 31, 2018 and 2017, amortization was $45,671 and $60,739, respectively.

Merchant Portfolios and client lists

Merchant Portfolios consisted portfolios purchased on business acquisitions that earn future streams of income for the foreseeable future. The remaining useful lives of these portfolios range from 15 months to 36 months at the time of acquisition. At March 31, 2018 and December 31, 2017, the net value of these portfolios was $256,553 and $274,054, respectively.

The useful lives of merchant portfolios represent management’s best estimate over which the Company will recognize the economic benefits of these intangible assets.

Trademarks and Domain Names

At March 31, 2018 and December 31, 2017, the net book value of these trademarks was $33,189 and $92,193, respectively, and the net book value of the domain names was $15,623 and $50,753, respectively.

For the three months ended March 31, 2018 and 2017, amortization for trademarks was $59,004 and $58,516, respectively.

For the three months ended March 31, 2018 and 2017, amortization for domain names was $35,130 and $36,317, respectively.

PCI Certification

At March 31, 2018 and December 31, 2017, the net book value of the PCI certification was $18,706 and $56,123, respectively.

For each of the three months ended March 31, 2018 and 2017, amortization for the PCI certification was $37,417.

NOTE 7. ACCRUED EXPENSES

At March 31, 2018 and December 31, 2017, accrued expenses amounted to $3,478,918, and $3,674,430, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of costs to be incurred. The following table details the items comprising the balances outstanding as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Accrued professional fees	$241,281	$241,281
PayOnline accrual	1,438,900	1,438,900
Accrued interest	145,264	145,264
Accrued bonus	1,036,726	1,249,852
Accrued foreign taxes	133,948	137,141
Other accrued expenses	482,799	461,992
	$3,478,918	$3,674,430

The accrual for PayOnline at March 31, 2018 and December 31, 2017 consists primarily of a $1.1 million obligation for refundable merchant reserves, assumed pursuant to an amendment to the PayOnline acquisition agreement.

Accrued interest at March 31, 2018 and December 31, 2017 is comprised primarily of loan costs associated with RBL notes as a result of the issuance of additional RBL notes.

We owed $133,948 and $137,141 in foreign taxes, which primarily consist of VAT and payroll taxes related to our International Transaction Solutions segment at March 31, 2018 and December 31, 2017, respectively.

On March 8, 2018, we paid our CEO the previously approved discretionary bonus of $300,000. This was offset by $86,374 additional bonuses accrued for the three months ended March 31, 2018.

Other accrued expenses, consisting primarily of $461,992, were primarily the result of various travel, professional and other expenses paid for by our CEO and charged on his personal credit cards and not yet paid off at March 31, 2018 and December 31, 2017 respectively.

NOTE 8. SHORT TERM LOANS

Term Loan

Short term loans primarily consist of the current portion of long term debt in amount of $1,455,376 and $2,493,973 at March 31, 2018 and December 31, 2017, respectively.

NOTE 9. DEBT

Debt consisted of the following:

	March 31, 2018	December 31, 2017

RBL Capital Group, LLC	$4,544,087	$4,544,087
Priority Payments Systems LLC	1,881,977	2,238,511
MBF Merchant Capital, LLC	164,905	341,804
Subtotal	6,590,969	7,124,402
Less Deferred loan costs	(91,382)	(108,980)
Subtotal	6,499,587	7,015,422
Less Current portion	(1,455,376)	(2,493,973)
Long term debt	$5,044,211	$4,521,449

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC (collectively, the “co-borrowers”), entered into a Loan and Security Agreement (“Credit Facility”) with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). The original terms provided us with an 18-month, $10 million credit facility with interest at the higher of 13.90% per annum or the prime rate plus 10.65%. Interest on drawn amounts outstanding after November 30, 2015 carry interest at an additional three percent per annum until repaid in full, with other amounts, obligations or payments due carrying an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. On May 2, 2016, we renewed our Credit Facility with RBL, increasing the facility from $10 million to $15 million and extending the term through February 2019.  At March 31, 2018, we had $10,455,912 available under the Credit Facility.

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

As further described below, the following borrowings from the Credit Facility were converted into RBL term notes:

During December 2016, we entered into a $4,044,055 RBL term note (the “Refinance note”) to effectively refinance certain previously issued RBL term notes. The term note provided for interest-only payments at 14.15% ($47,686) through May 2017, with monthly interest and principal payments of $110,814 from June 2017 through May 2021. The term note required payment of a $20,000 front-end refinancing fee at issuance and a $104,600 back-end fee due at the final payment. The outstanding balance of the term note was refinanced into another RBL term note during June 2017.

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

During April 2017, Crede CG III, Ltd. (“Crede”) purchased a $75,000 tranche of our RBL term note, which we repurchased and extinguished in exchange for 10,235 shares of our common stock. As a result, the terms of the $4,044,055 Refinance note were revised to reduce the monthly interest and principal payments to $108,759. For additional information about the exchange agreement with Crede see Note 13.

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

During July 2017, the Refinance note was further modified to reflect the $150,000 tranche extinguishment in May 2017, described above. The terms of the Refinance note were revised to reduce the monthly interest and principal payments to $121,810. During October 2017 we received a six-month extension to the interest-only payment term for a fee of $12,000. At March 31, 2018, the principal balance of the Refinance note was $4,438,086.

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

Effective March 20, 2018, we refinanced and combined our $106,000 term note and $4,438,086 Refinance note into a single note with a principal balance of $4,544,807.  The refinanced and combined note provides for four (4) interest-only payments at 14.19%, with monthly interest and principal payments of $85,634 from August 2018 through June 2021, with a balloon payment of $3,170,967 in July 2021.   The back-end fees from prior notes in the amount of $133,600 have been rolled into this note and also are due in July 2021.

MBF Merchant Capital, LLC

During April 2016, we entered into a $300,000 promissory note with MBF Merchant Capital, LLC (“MBF”). The promissory note provides for interest-only payments at 15.5% through May 2016, with monthly interest and principal payments of $14,617 from June 2016 through May 2018. The promissory note requires payment of a 6% back-end fee due at the final payment. At March 31, 2018 and December 31, 2017, the balance of the note was $28,677 and $74,177, respectively.

During July 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 promissory note with MBF. The promissory note provides for interest-only payments at 15.5% through June 28, 2016, with monthly interest and principal payments of $17,224 from July 2016 through June 28, 2018. The promissory note required payment of a 1% front-end fee at issuance and a 6.6% back-end fee due at final payment. At March 31, 2018 and December 31, 2017, the outstanding balance of the promissory note was $50,366 and $98,829, respectively.

On August 29, 2017, our subsidiary, TOT Group, Inc., entered into a $275,000 promissory note with MBF. The principal amount of the loan carries an interest rate 13.95% per annum, with ten monthly interest and principal payments of $29,289. The promissory note required payment of a 2% front-end fee at issuance and a 4% back-end fee due at final payment. At March 31, 2018 and December 31, 2017, the outstanding balance of the promissory note was 85,862 and $168,798, respectively.

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

During the three months ended March 31, 2018, we borrowed a total of $0 and repaid $356,533 in principal of our $2,500,000 PPS loan. At March 31, 2018, the balance of this loan is $1,881,977.

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at March 31, 2018 is as follows:

2018 ( nine months)	$1,455,376
2019	1,188,271
2020	499,117
2021	3,448,205
2022	—
Balance at March 31, 2018	$6,590,969

NOTE 10. CONCENTRATIONS

The Company’s total revenue was $15,982,394 and $13,561,941 for the three months ended March 31, 2018 and 2017, respectively.

Of the $15,982,394 in revenues for the three months ended March 31, 2018, $15,545,455 (which also includes PayOnline Systems) was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions during the three months ended March 31, 2018.

Of the $13,561,941 in revenues for the three months ended March 31, 2017, $12,729,663 (which also includes PayOnline) was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $832,278 was derived from providing mobile payment services branded content during the three months ended March 31, 2017.

The credit card processing revenues were from merchant customer transactions, which were processed primarily by one third-party processor and our own dedicated bin (greater than 5%) during the three months ended March 31, 2018 and two third-party processors (greater than 5%) during the three months ended March 31, 2017.

For the three months ended March 31, 2018, the Company processed 68% of its total revenue with Priority Data and (10%) from our own dedicated bin.

For the three months ended March 31, 2017, the Company processed 73% of its total revenue with Priority Data and 5% of its total revenue with National Processing Company (NPC).

NOTE 11. COMMITMENTS AND CONTINGENCIES

On December 29, 2017, we entered into a unit purchase agreement with Esousa Holdings LLC (“Esousa”) pursuant to which the Company sold to Esousa (i) an aggregate of 350,553 shares of the Company’s common stock at a purchase price of $11.12 per share (i.e., a price equal to the Company’s consolidated closing bid price per share as reported by the Nasdaq Capital Market); (ii) an aggregate of 404,676 five-year warrants to purchase shares of the Company’s common stock at a purchase price of $0.125 per share and exercise price of $11.12 per share; and (iii) an aggregate of 323,907 five-year pre-paid warrants to purchase shares of the Company’s common stock with an exercise price of $0.01 per share (collectively, the “Securities”). As contemplated by the unit purchase agreement, the Company entered into a registration rights agreement with Esousa relating to the Securities, which, among other things, requires the Company to use its commercially reasonable efforts to cause a registration statement covering the Securities to become effective not later than 90 days after the closing date of the sale of the Securities. Subject to certain terms provided for in the registration tights agreement, the Company is required to pay liquidated damages of up to $300,000 to Esousa at a rate of approximately $75,500 per month if the Company fails to meet this deadline. Since a registration statement covering the Securities has not yet become effective, the Company made one payment of $75,500 in March 2018 and one payment for $75,500 in April 2018.

During December 2017, we entered into a letter of intent with Bunker Capital for the development of block-chain technology-based solutions, and we made a prepayment of 19,000 shares of our common stock. On February 26, 2018, we terminated the relationship with Bunker Capital as the parties did not reach a definitive agreement, and, as part of such termination, we asked Bunker Capital to return such shares of the Company’s common stock. At this time, we do not know whether and how many shares will be returned and the value of these shares have been recorded as an expense in the current period for a charge of $221,160 to other expense.

Leases

North American Transaction Solutions

During May 2013, we entered into a lease agreement, for approximately 4,101 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016.

The lease was extended for a period of five years commencing August 1, 2017 and expiring July 31, 2022 with equal monthly base rent installments of $14,354 ($172,248 per year) plus sales tax. When the additional office space located in suite 805 become available, for approximately 1,375 square feet, the total monthly rent will increase to $20,535 (or $246,420 per year) until the end of the lease term.

NetLabs Systems, LLC, through its Russian representative office, currently leases 1,654 square feet of office space in Yekaterinburg, Russia, where we develop Value Added Services, Mobile Applications, Smart Terminals Applications, Sales Central ERP system development and Marketing activities, at annual rent of approximately $24,300.  The current lease term expires on June 1, 2018.

International Transaction Solutions

PayOnline Systems leases approximately 4,675 square feet of office space in Moscow, Russia at an annual rent of $84,457. The lease term expires on September 30, 2018.

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

Future maturities of lease agreements are as follow:

Year		Amount
2018	(nine months)	$148,556
2019		172,248
2020		172,248
2021		172,248
2022		100,478
Total		$765,778

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

A hearing on the motion to interplead was heard in July 2017 and the Court granted Aptito, LLC’s motion to interplead. Aptito.com, Inc. shareholders will now have to settle their internal dispute regarding this matter. In a ruling in April 2018, the court stated that Aptito, LLC’s obligation is to deliver 125,000 shares of Net Element stock as provided for in the initial transaction documents without giving recognition to the reverse stock splits undertaken by the Company. The Company fully intends addressing this erroneous ruling at the appropriate time. In addition, Aptito, LLC still has potential liability of approximately $200,000 arising from an alleged delay in issuing the shares to Aptito.com, Inc. The company is disputing these allegations through the ongoing litigation process.

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

During the three months ended March 31, 2018 and 2017, agent commissions resulting from merchant processing of $18,000 and $24,926, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies that received similar commissions amounting to $107,334 and $0 for three months ended March 31, 2018 and 2017, respectively.

On March 1, 2017, we entered into a promissory note with Star Equities, LLC, an entity which our CEO is the managing member, in the principal amount of $348,083 (the “Star Equities Note”). The Star Equities Note provided for 18 monthly interest payments of $3,481 through September 30, 2018 followed by one balloon payment on October 1, 2018. The principal balance of the Star Equities Note outstanding bears interest at the rate of 12% per annum. On October 20, 2017, the Company entered into an exchange agreement in which the outstanding principal and interest was exchanged into 67,312 restricted shares of common stock of the Company based on the closing bid price on The NASDAQ Stock Market on the date of the exchange agreement.

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

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified stock options (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights, which may be awarded either in tandem with Options or on a stand-alone basis; (iv) shares of common stock that are restricted; (v) units representing shares of common stock; (vi) units that do not represent shares of common stock but which may be paid in the form of common stock; and (vii) shares of common stock that are not subject to any conditions to vesting. The maximum aggregate number of shares of common stock available for award under the 2013 Plan at March 31, 2018 and December 31, 2017 were 242,134 and 240,996, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Unrestricted Shares and Stock Options

During the three months ended March 31, 2018, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $22,500.

On February 28, 2017, the Compensation Committee of our Board of Directors approved and authorized grants of the following equity awards to our employees and consultants of the Company pursuant to our 2013 Plan:

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

The final vesting of the February 28, 2017 grant occurred on February 28, 2018 and we recorded compensation expense, net of forfeitures, of $59,511 for the quarter ended March 31, 2018.

At March 31, 2018, we had 74,004 incentive stock options outstanding with a weighted average exercise price of $15.52 and a weighted average remaining contract term of 8.52 years. At December 31, 2017, we had 74,004 incentive stock options outstanding with a weighted average exercise price of $15.50 and a weighted average remaining contract term of 8.77 years. All of the stock options were anti-dilutive at March 31, 2018 and March 31, 2017.

Crede CG III, Ltd.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede (the “Master Exchange Agreement”), an entity that purchased a portion our previously issued notes held by RBL described above. Pursuit to the Master Exchange Agreement, we have the right to request that Crede exchange up to $3,965,000 of the RBL promissory notes for shares of our common stock. On March 3, 2017, we entered into an Amendment to Master Exchange Agreement with Crede, which extended the expiration date of the Master Exchange Agreement from December 31, 2016 to August 31, 2017. Accordingly, this extended the time to which we have the right to request Crede to exchange RBL promissory notes for shares of the Company’s common stock on the terms and conditions set forth in the Master Exchange Agreement.

There were no Crede exchanges for the quarters ended March 31, 2017 and 2018.

Other Stock Issuance

On February 28, 2017, the Compensation Committee of our board of directors awarded to Oleg Firer, our Chief Executive Officer, 47,139 restricted shares of our common stock as performance bonus subject to shareholder approval. The share award was made outside the 2013 Plan and these shares were issued in October 2017 following shareholder approval. In addition, the Committee approved a $300,000 discretionary cash performance bonus to Oleg Firer which was paid in March, 2018.

Agreements with Esousa Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with Esousa, which provides that Esousa is committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30-month term of the Purchase Agreement.

In connection with the Purchase Agreement, we issued the following shares of our common stock to Esousa during the quarter ended March 31, 2017. There was no activity during the quarter ended March 31, 2018.

Transaction Date	Number of Shares	Purchase Amount	Share Price
January 19	24,096	$200,000	$8.30
January 25	17,647	$150,000	$8.50
February 8	116,144	$1,000,000	$8.61
March 23	10,379	$87,132	$8.40
Total	168,267	$1,437,132	$8.54

NOTE 14. WARRANTS AND OPTIONS

At March 31, 2018 and December 31, 2017, we had fully vested options outstanding to purchase 234,219 shares of common stock at exercise prices ranging from $8.10 to $134.00 per share.

During the quarters ended March 31, 2018 and 2017, the Company vested options to acquire 5,569 and 22,282 shares of common stock, respectively, at an exercise price of $8.10 per share over a 10-year term relating to the stock and option grant of February 28, 2017.

Due to the high level of volatility in the stock price of the Company’s common stock, the Company determined the grant date fair value of the options granted during the quarters ended March 31, 2018 and 2017 using the then quoted stock price at the grant date.

Warrants

In 2013, our predecessor entity (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 89,400 shares (reverse split adjusted) of common stock in connection with its private placement and initial public offering (the “Prior Warrants”). These Prior Warrants were “out-of-the-money” and expired on October 1, 2017.

Pursuant to the unit purchase agreement with ESOUSA, on December 29, 2017 we issued (i) an aggregate of 404,676 five-year warrants to purchase shares of Company common stock at a purchase price of $0.125 per share and exercise price of $11.12 per share; and (ii) an aggregate of 323,907 five-year pre-paid warrants to purchase shares of Company common stock with an exercise price of $0.01 per share. See Note 11 for additional information.

At March 31, 2018 and December 31, 2017, we had warrants outstanding to purchase 728,583 shares of common stock. At March 31, 2018, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 4.75 years. At December 31, 2017, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 5.00 years.

Non-Incentive Plan Options

At March 31, 2018 and December 31, 2017, we had 160,214 non-incentive options outstanding with a weighted-average exercise price of $21.84. The non-incentive options have a remaining contract term of 2.67 years at March 31, 2018. These options were out of the money at March 31, 2018 and December 31, 2017 and had no intrinsic value.

NOTE 15. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes.

At March 31, 2018, we had cumulative federal and state net operating losses (“NOLs”) carry forwards of approximately $57.3 million. At March 31, 2017, we had cumulative federal and state NOLs carry forwards of approximately $52.3 million. We also have $14.4 million and $12.4 million in foreign NOLs as of March 31, 2018 and 2017, respectively. The valuation allowance was increased by $1.6 million for the three months ended March 31, 2018. The fiscal increase was primarily related to additional operating loss incurred, and difference in tax and book basis of goodwill and other intangible assets. We have considered all the evidence, both positive and negative, that the NOLs and other deferred tax assets may not be realized and have recorded a valuation allowance for $26.0 million. The federal NOLs begin to expire in December 2025 while the foreign NOLs begin to expire in 2023.

The timing and manner in which we will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by the Company at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carryforward limitation periods. In the year 2018, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. The Company can still fully utilize the NOLs generated after the change of the ownership, which was approximately $17.6 million. Thus, the total of approximately $21.7 million as of March 31, 2018 is available to offset future income.

The open United States tax years subject to examination with respect to the Company’s operations are 2014, 2015 and 2016.

NOTE 16. SEGMENT INFORMATION

Prior to the fourth quarter of 2017, we had three reportable business segments: (i) North American Transaction Solutions, (ii) Mobile Solutions and (iii) Online Solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker, who is our Chief Executive Officer, to evaluate performance and to assess where to allocate resources.

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

North American Transaction Solutions

Our North American Transaction Solutions business segment consists of the former Unified Payments business and Aptito. This segment operates primarily in North America. In March 2013, we acquired all of the business assets of Unified Payments, a provider of comprehensive turnkey, payment processing solutions to small and medium size business owners (merchants) and independent sales organizations across the United States.

In April 2013, we purchased 80% of Aptito, a cloud-based Software-as-a-Service (“SaaS”) restaurant management solution, which provides integrated POS, mPOS, Kiosk, Digital Menus functionality to drive consumer engagement via Apple® iPad®-based POS, kiosk and all other cloud-connected devices.

International Transaction Solutions

Our International Transaction Solutions segment consists of PayOnline and our mobile payments business provided by PayOnline, which operate primarily in Russia.

PayOnline provides a protected payment processing system to accept bank card payments for goods and services.

In June 2012, we formed our subsidiary, OOO TOT Money to develop a business in mobile commerce payment processing. TOT Money launched its initial operations in Russia as a payment facilitator using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) for mobile phone subscribers in Russia. During 2015, we changed or business model, rebranded our name to Digital Provider, and began to offer branded content to subscribers. During 2017, the Digital Provider operations were consolidated into PayOnline and we continue to seek monetization of our mobile operator contracts through a joint venture or other arrangement.

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three months ended March 31, 2018 and 2017. The “corporate and eliminations” column includes all corporate expenses and intercompany eliminations for consolidated purposes.

Note 16 - Segment Information

Three months Ended March 31, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Elims	Total
Net revenues	$13,966,617	$2,015,777	$—	$15,982,394
Cost of revenues	12,064,072	1,554,262	—	13,618,334
Gross Margin	1,902,545	461,515	—	2,364,060
Gross margin %	14%	23%	—	15%
General, administrative, and asset disposal	689,151	581,050	1,176,279	2,446,480
Non-cash compensation	—	—	82,011	82,011
Provision (recovery) for bad debt	121,274	—	—	121,274
Depreciation and amortization	447,086	256,452	—	703,538
Interest expense (income), net	243,238	(7,692)	7,692	243,238
Other expenses (income)	—	54,147	296,666	350,813
Net (loss) income for segment	401,796	(422,442)	(1,562,648)	(1,583,294)
Segment assets	25,436,796	3,777,484	48,718	29,262,998

Three Months Ended March 31, 2017	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Elims	Total
Net revenues	$10,964,919	$2,597,022	$—	$13,561,941
Cost of revenues	9,461,450	1,998,542	—	11,459,992
Gross Margin	1,503,469	598,480	—	2,101,949
Gross margin %	14%	23%	—	15%
General, administrative, and asset disposal	751,235	827,750	1,252,176	2,831,161
Non-cash compensation	—	—	596,404	596,404
Provision for bad debt	276,324	2,234	1,200	279,758
Depreciation and amortization	358,756	298,607	—	657,363
Interest expense (income), net	175,180	(7,783)	102,291	269,688
Other expenses (income)	—	5,774	—	5,774
Net (loss) income for segment	$(58,026)	$(528,102)	$(1,952,071)	(2,538,199)
Segment assets	14,170,749	8,603,008	211,015	22,984,772

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read and evaluated in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in this Report and with the discussion under “Forward-Looking Statements” on page 2 at the beginning of this Report and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and in Part II, Item 1A of this Report.

Results of Operations for the Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

 We reported a net loss attributable to common stockholders of $1,610,847 or ($0.42) per share for the three months ended March 31, 2018 as compared to a net loss of $2,487,498 or ($1.51) per share for the three months ended March 31, 2017. This resulted in a decrease in net loss attributable to stockholders of $876,651 primarily due to an increase in revenues and decreases in general and administrative expenses, non-cash compensation, and bad debt expenses.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended March 31, 2018 and 2017.

Gross Margin Analysis

Source of Revenues	Three Months Ended March 31, 2018	Mix	Three Months Ended March 31, 2017	Mix	Increase / (Decrease)

North American Transaction Solutions	$13,966,617	87.4%	$10,964,919	80.9%	$3,001,698
International Transaction Solutions	2,015,777	12.6%	2,597,022	19.1%	(581,245)
Total	$15,982,394	100.0%	$13,561,941	100.0%	$2,420,453

Cost of Revenues	Three Months Ended March 31, 2018	% of revenues	Three Months Ended March 31, 2017	% of revenues	Increase / (Decrease)

North American Transaction Solutions	$12,064,072	86.4%	$9,461,450	86.3%	$2,602,622
International Transaction Solutions	1,554,262	77.1%	1,998,542	77.0%	(444,280)
Total	$13,618,334	85.2%	$11,459,992	84.5%	$2,158,342

Gross Margin	Three Months Ended March 31, 2018	% of revenues	Three Months Ended March 31, 2017	% of revenues	Increase / (Decrease)

North American Transaction Solutions	$1,902,545	13.6%	$1,503,469	13.7%	$399,076
International Transaction Solutions	461,515	22.9%	598,480	23.0%	(136,965)
Total	$2,364,060	14.8%	$2,101,949	15.5%	$262,111

Net revenues consist primarily of service fees from transaction processing. Net revenues were $15,982,394 for the three months ended March 31, 2018 as compared to $13,561,941 for the three months ended March 31, 2017. The increase was driven by a $3,001,698 increase in net revenues from our North American Transaction Solutions segment due to organic growth, which was partially offset by a $581,245 decrease in net revenues from our International Transaction Solutions segment as we reorganized our international business and consolidated our mobile payments operations with Pay Online. We continue to explore partnership opportunities that can monetize our relationships and contracts with mobile operators but we have not yet been able to find an acceptable joint venture partner or other arrangement.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended March 31, 2018 were $13,618,334 as compared to $11,459,992 for the three months ended March 31, 2017. The year over year increase in cost of revenues of $2,158,342 was driven by a $2,602,622 increase due to increased North American Transaction Solutions revenues for the three months ended March 31, 2018. This was partially offset by a $444,280 decrease in the International Transaction Solutions segment cost of revenues due to the decrease in International Transaction Solutions revenues from our mobile payments business.

Gross Margin for the three months ended March 31, 2018 was $2,264,060, or 14.8% of net revenue, as compared to $2,101,949, or 15.5% of net revenue, for the three months ended March 31, 2017. The primary reason the gross margin percentage decreased was due to increased business mix from our North American Transaction Solutions segment, offset by a decrease in our mobile payments business in our International Transaction Solutions segment that typically had higher margins than North America.

Total operating expenses were $3,353,303 for the three months ended March 31, 2018, as compared to total operating expenses of $4,364,687 for the three months ended March 31, 2017. Total operating expenses for the three months ended March 31, 2018 consisted of general and administrative expenses of $2,446,480, non-cash compensation of $82,011, a bad debt provision of $121,274 and depreciation and amortization of $703,538. Total operating expenses for the three months ended March 31, 2017 consisted of general and administrative expenses of $2,831,161, non-cash compensation of $596,404, a bad debt provision of $279,759, and depreciation and amortization of $657,363.

The components of our general and administrative expenses are discussed below.

General and administrative expenses for the three months ended March 31, 2018 and 2017 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss and include salaries and benefits, professional fees, rent, business development, travel expense, filing fees, transaction gains or losses, office expenses, communication expenses, insurance expenses, and other expenses required to run our business, as follows:

Three months ended March 31, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$377,541	$385,426	$565,956	$1,328,923
Professional fees	113,838	93,758	359,512	567,108
Rent	—	25,806	55,248	81,054
Business development	53,814	1,062	185	55,061
Travel expense	46,304	1,610	31,154	79,068
Filing fees	—	—	11,435	11,435
Transaction (gains) losses	—	15,616	—	15,616
Office expenses	82,499	10,879	11,796	105,174
Communications expenses	14,533	42,452	22,781	79,766
Insurance expense	—	—	29,562	29,562
Other expenses	622	4,441	88,650	93,713
Total	$689,151	$581,050	$1,176,279	$2,446,480

Three months ended March 31, 2017

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$480,617	$457,569	$729,524	$1,667,710
Professional fees	168,076	250,422	255,192	673,690
Rent	—	81,842	71,222	153,064
Business development	1,824	10,333	1,230	13,387
Travel expense	32,804	10,408	52,085	95,297
Filing fees	—	—	6,426	6,426
Transaction (gains) losses	—	(44,975)	698	(44,277)
Office expenses	52,646	22,076	73,376	148,098
Communications expenses	13,319	34,800	16,611	64,730
Insurance expense	—	2,537	41,570	44,107
Other expenses	1,948	2,738	4,242	8,928
Total	$751,234	$827,750	$1,252,176	$2,831,160

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(103,076)	$(72,143)	$(163,568)	$(338,787)
Professional fees	(54,238)	(156,664)	104,320	(106,582)
Rent	—	(56,036)	(15,974)	(72,010)
Business development	51,990	(9,271)	(1,045)	41,674
Travel expense	13,500	(8,798)	(20,931)	(16,229)
Filing fees	—	—	5,009	5,009
Transaction (gains) losses	—	60,591	(698)	59,893
Office expenses	29,853	(11,197)	(61,580)	(42,924)
Communications expenses	1,214	7,652	6,170	15,036
Insurance expense	—	(2,537)	(12,008)	(14,545)
Other expenses	(1,326)	1,703	84,408	84,785
Total	$(62,083)	$(246,700)	$(75,897)	$(384,680)

Salaries, benefits, taxes and contractor payments were $1,328,923 for the three months ended March 31, 2018 as compared to $1,667,710 for the three months ended March 31, 2017.

Segment	Salaries and benefits for the twelve months ended March 31, 2018	Salaries and benefits for the twelve months ended March 31, 2017	Increase / (Decrease)
North American Transaction Solutions	$377,541	$480,617	$(103,076)
International Transaction Solutions	385,426	457,569	(72,143)
Corporate Expenses & Eliminations	565,956	729,524	(163,568)
Total	$1,328,923	$1,667,710	$(338,787)

Salaries and benefits were $1,328, 923 for the three months ended March 31, 2018 as compared to $1,667,718 for the three months ended March 31, 2018. A $300,000 reduction in discretionary bonus and increase in sales incentives charged to the cost of sales through commissions, versus salaries were the primary reason for the decrease.

Professional fees were $567,108 for the three months ended March 31, 2018 as compared to $673,690 for the three months ended March 31, 2017.

Three months ended March 31, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$8,263	$12,101	$104,168	$124,532
SEC Compliance Legal Fees	—	—	40,500	40,500
Accounting and Auditing	—	8,120	97,500	105,620
Tax Compliance and Planning	—	—	—	—
Consulting	105,575	73,537	117,344	296,456
Total	$113,838	$93,758	$359,512	$567,108

Three months ended March 31, 2017

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$42,599	$713	$33,526	$76,838
SEC Compliance Legal Fees	—	—	23,750	23,750
Accounting and Auditing	—	9,219	112,782	122,001
Tax Compliance and Planning	—	—	14,900	14,900
Consulting	125,477	240,490	70,234	436,201
Total	$168,076	$250,422	$255,192	$673,690

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(34,336)	$11,388	$70,642	$47,694
SEC Compliance Legal Fees	—	—	16,750	16,750
Accounting and Auditing	—	(1,099)	(15,282)	(16,381)
Tax Compliance and Planning	—	—	(14,900)	(14,900)
Consulting	(19,902)	(166,953)	47,110	(139,745)
Total	$(54,238)	$(156,664)	$104,320	$(106,582)

Professional fees decreased by $106,582 primarily due to a decrease in consulting fees in the International Transaction Solutions segment partially offset by an increase in corporate general legal fees. Corporate general legal fees increased due to increased litigation fees and legal fees relating to certain financing transactions.

Transaction gains and losses represent changes in exchange rates between our functional currency and the foreign currency in which the transaction is denominated. During the three months ended March 31, 2018 and 2017, respectively, we incurred $15,616 and ($44,277) of foreign currency transaction losses.

Other general and administrative expenses were $93,713 for the three months ended March 31, 2018 as compared to $8,928 for the three months ended March 31, 2017, representing an increase of $84,785. The increase was caused primarily by a $83,155 increase in corporate franchise taxes in 2018 due to a higher assessment and a credit taken in 2017.

Non-cash compensation expense was $82,011 for the three months ended March 31, 2018 as compared to $596,404 for the three months ended March 31, 2017. The majority of these expenses were for employee and consultant incentives in both periods.

We recorded a provision for bad debt in the amount of $121,274 for the three months ended March 31, 2018, compared to a provision for bad debt of $279,759 for the three months ended March 31, 2017. For the three months ended March 31, 2018, we recorded a loss which was primarily comprised of $687,395 ACH rejects and an $566,121 reduction in provision from our of $121,274 net ACH rejects in the normal course of business, from our North American Transaction Solutions segment of which, $74,094 were passed through to independent sales organizations via a reduction in commissions. For the three months ended March 31, 2017, we recorded a loss which was primarily comprised of $286,943 in net ACH rejects offset by a $7,184 recovery from our International Transaction Solutions operations. Of the $286,943 in net ACH rejects, $164,646 were passed through to independent sales organizations via reduction in commissions.

During the three months ended March 31, 2018 and 2017, we did not recognize any goodwill impairment.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements. Depreciation and amortization expense was $703,538 for the three months ended March 31, 2018 as compared to $657,363 for the three months ended March 31, 2017. The increase was primarily due to increased client acquisition costs and equipment placed with merchants as we increase our sales base.

Interest expense was $243,238 for the three months ended March 31, 2018 as compared to $269,688 for the three months ended March 31, 2017, representing a decrease of $26,450 as follows:

Funding Source	Three months ended March 31, 2018	Three months ended March 31, 2017	Increase / (Decrease)
MBF Notes	$6,493	$18,813	$(12,320)
RBL Notes	178,988	143,058	35,930
Priority Payments Note	57,757	—	57,757
Other	—	107,817	(107,817)
Total	$243,238	$269,688	$(26,450)

Other interest expense for the three months ended March 31, 2017 primarily consisted of $45,132 resulting from the stock price guarantee related to the PayOnline acquisition and $57,159 resulting from the promissory note entered into on March 1, 2017 with Star Capital Management, LLC. Both subsequently paid off during 2017.

Other expenses for the three months ended March 31, 2018 consisted of $350,813, which was primarily due to a charge of $75,506 paid to Esousa for not having registration statement effective by March 31, 2018, a write off prepaid fees to Bunker Capital in the amount of $221,160 and expensed foreign tax prepaid of $45,830 that we do not expect to realize. See note 11 to the condensed consolidated financial statements for additional information.

The net loss attributable to non-controlling interests amounted to $27,553 for three months ended March 31, 2018 as compared to net income of $50,701 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Our total assets at March 31, 2018 were $29.3 million compared to $32.3 million at December 31, 2017. The period over period change in total assets is primarily attributable to a $2 million change in cash, as described in the activities below, a $0.4 million decrease in accounts receivables, due to collections of North American Transaction Solutions segment annual fees, and a $0.4 million decrease in prepaid and other assets due to amortization.

At March 31, 2018, we had total current assets of $16.2 million including $9.2 million of cash, $5.1 million of accounts receivable, and $1.9 million of prepaid expenses and other assets. At December 31, 2017, we had total current assets of $19.0 million including $11.3 million of cash, $5.5 million of accounts receivable, and $2.3 million of prepaid expenses and other assets.

We currently believe that we will require an additional $6.0 million to finance continuing operations as currently conducted over the next 12 months.

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

The net loss attributable to Net Element, Inc. stockholders was $1.6 million for the three months ended March 31, 2018 compared to $2.5 million for the three months ended March 31, 2017.

Operating activities used $1,137,758 of cash for the three months ended March 31, 2018 as compared to $956,223 of cash used for the three months ended March 31, 2017. Negative operating cash flow for the three months ended March 31, 2018 was primarily due to a net loss of $1,610,847, a $308,648 increase in prepaid and other assets, a $535,748 net decrease of deferred revenue primarily resulting from amortization of annual fees, and a $545,506 decrease in accounts payable and accrued expenses, partially offset by a $1,032,930 increase in account receivable. Negative operating cash flow of $956,223 for the three months ended March 31, 2017 was primarily due to a net loss of $2,487,498, a $231,755 increase in prepaid and other assets and a $445,953 net decrease of deferred revenue primarily resulting from amortization of annual fees, partially offset by a $449,284 increase in accounts payable and accrued expenses and a $510,498 decrease in account receivable.

For the three months ended March 31, 2018, investing activities used $404,373 in cash as compared to $403,230 used in investing activities for the three months ended March 31, 2017 primarily due to the purchase of portfolios and client acquisition costs in both periods.

Financing activities used $548,861 in cash for the three months ended March 31, 2018 as compared to $1,493,611 of cash provided from financing activities for the three months ended March 31, 2017. Cash used in financing activities for the three months ended March 31, 2018 was primarily to repay long term debt. Cash provided by financing activities for the three months ended March 31, 2017 was primarily from the sale of stock.

We have Russian operations that transact in foreign currencies including Russian Rubles, Euros, and Kazakhstan Tenges. The effect of exchange rate changes decreased our US Dollar-denominated cash balance by $3,720 for the three months ended March 31, 2018 as compared to a $57,288 increase for the three months ended March 31, 2017.

Off-balance sheet arrangements

At March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

 As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2017, under the heading “Management’s Report on Internal Control Over Financial Reporting.”

Changes in Internal Control

Management continues to focus its remediation efforts in 2018. As of the date of this Report, the Company has retained an outside advisory and consulting firm with experience in remediating disclosure control and procedures and internal controls over financial reporting. With this firm’s assistance, management is in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company.

Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION

Item 1. Legal proceedings.

For a discussion of legal proceedings, see “—Litigation” in Note 11 to the condensed consolidated financial statements contained in Part I, Item 1 of this Report, which section is incorporated by reference herein.

Item 1A. Risk Factors.

In addition to the information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in such reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to materially adversely affect our business, financial condition and/or operating results.

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

Net Element, Inc.

Date: May 14, 2018	By:	/s/ Jonathan New
Name: Jonathan New
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Duly Authorized Signatory)

EXHIBIT INDEX

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 16, 2014, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.10	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 24, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s second Current Report on Form 8-K filed with the Commission on May 24, 2016)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2016)

3.13	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated October 4, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

