Form 10-Q
period 2018-06-30
Net Element, Inc.
filed 2018-08-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of August 14, 2018 was 3,858,813

Defined Terms

Net Element, Inc. is a corporation organized under the laws of the State of Delaware. As used in this Quarterly Report on Form 10-Q (this “Report”), unless the context otherwise requires, the terms “Company,” “we,” “us” and “our” refer to Net Element, Inc. and, as applicable, its majority-owned and consolidated subsidiaries. References in this Report to “PayOnline” refer, collectively, to PayOnline System LLC, Innovative Payment Technologies LLC.

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

Net Element, Inc.

Form 10-Q

For the Three and Six Months June 30, 2018

PART I — FINANCIAL INFORMATION

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$6,541,652	$11,285,669
Accounts receivable, net	6,061,808	5,472,856
Prepaid expenses and other assets	1,273,303	2,282,614
Total current assets, net	13,876,763	19,041,139
Fixed assets, net	43,233	58,268
Intangible assets, net	2,741,486	3,127,760
Goodwill	9,643,752	9,643,752
Other long term assets	461,045	460,511
Total assets	26,766,279	32,331,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	5,044,603	6,785,459
Accrued expenses	2,666,447	3,212,438
Deferred revenue	1,770,910	1,712,591
Notes payable (current portion)	924,597	2,493,973
Due to related parties	496,920	461,992
Total current liabilities	10,903,477	14,666,453
Notes payable (net of current portion)	5,051,708	4,521,449
Total liabilities	15,955,185	19,187,902

STOCKHOLDERS’ EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017)	—	—
Common stock ($.0001 par value, 100,000,000 shares authorized and 3,853,813 and 3,853,100 shares issued and outstanding at June 30, 2018 and December 31, 2017	385	385
Paid in capital	183,223,732	183,119,222
Accumulated other comprehensive loss	(2,461,261)	(2,530,238)
Accumulated deficit	(169,870,648)	(167,356,070)
Stock Subscriptions Receivable	—	(50,585)
Non-Controlling interest	(81,114)	(39,186)
Total stockholders’ equity	10,811,094	13,143,528
Total liabilities and stockholders’ equity	$26,766,279	$32,331,430

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net revenues
Service fees	$16,464,717	$15,456,310	$32,447,111	$28,362,086
Branded content	—	684,731	—	1,340,896
Total Revenues	16,464,717	16,141,041	32,447,111	29,702,982
Costs and expenses:
Cost of service fees	13,814,008	12,653,556	27,432,342	23,475,543
Cost of branded content	—	664,836	—	1,302,841
General and administrative	2,499,496	2,599,178	4,945,977	5,430,338
Non-cash compensation	22,500	128,537	104,511	724,941
Bad debt expense	877,898	865,863	999,171	1,145,621
Depreciation and amortization	662,525	573,018	1,366,063	1,230,381
Total costs and operating expenses	17,876,427	17,484,988	34,848,064	33,309,665
Loss from operations	(1,411,710)	(1,343,947)	(2,400,953)	(3,606,683)
Interest expense, net	(235,738)	(322,052)	(478,976)	(591,740)
Other income (expense)	674,236	(49,422)	323,423	(55,196)
Net (loss) income before income taxes	(973,212)	(1,715,421)	(2,556,506)	(4,253,619)
Income taxes	—	—	—	—
Net loss	(973,212)	(1,715,421)	(2,556,506)	(4,253,619)
Net loss attributable to the non-controlling interest	69,481	75,081	41,929	125,782
Net loss attributable to Net Element, Inc. stockholders	(903,731)	(1,640,340)	(2,514,577)	(4,127,837)
Foreign currency translation	29,662	(146,102)	68,977	(133,999)
Comprehensive loss attributable to common stockholders	$(874,069)	$(1,786,442)	$(2,445,600)	$(4,261,836)

Loss per share - basic and diluted	$(0.23)	$(0.93)	$(0.65)	$(2.41)

Weighted average number of common shares outstanding - basic and diluted	3,855,866	1,771,538	3,854,506	1,709,915

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,

	2018	2017
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(2,514,577)	$(4,127,837)
Adjustments to reconcile net loss to net cash used in by operating activities
Non-Controlling interest	(41,929)	(125,782)
Share based compensation	104,511	596,404
Deferred revenue	58,319	(916,898)
Provision for bad debts	—	192,895
Depreciation and amortization	1,366,063	1,230,381
Non cash interest	35,196	94,248
Changes in assets and liabilities
Accounts receivable	571,405	1,913,135
Prepaid expenses and other assets	(356,585)	284,661
Accounts payable and accrued expenses	(2,111,768)	(1,845,161)
Net cash used in operating activities	(2,889,365)	(2,703,954)

Cash flows from investing activities

Purchase of portfolio and client acquisition costs	(878,446)	(966,147)
Purchase of fixed assets and changes in other assets	9,898	180,423
Net cash used in investing activities	(868,548)	(785,724)

Cash flows from financing activities
Proceeds from Common stock	—	1,437,132
Proceeds from indebtedness	—	3,298,792
Repayment of indebtedness	(1,038,665)	(624,918)
Related party advances	34,927	—
Net cash (used in) provided by financing activities	(1,003,738)	4,111,006

Effect of exchange rate changes on cash	17,633	31,316
Net (decrease) increase in cash	(4,744,018)	652,644

Cash at beginning of period	11,285,669	621,635
Cash at end of period	$6,541,651	$1,274,279

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$444,232	$397,548
Taxes	$4,140	$61,314

See accompanying notes to unaudited condensed consolidated financial statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation

Organization

Net Element, Inc. (“we”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in payment acceptance and value-added solutions across multiple channels in the United States and selected international markets. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. During the three and six months ended June 30, 2018, we operated in two reportable business operating segments: (i) North American Transaction Solutions, and (ii) International Transaction Solutions. In the fourth quarter of 2017, we consolidated our online and mobile payments business into one segment, International Transaction Solutions. Prior to that we operated in three segments.

We are able to deliver our services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and value-added payment technologies for small and medium-sized businesses. Through TOT Group Russia, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in selected international markets, the Russian Federation, Eurasian Economic Community (“EAEC”), Europe and Asia.

Business

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third-party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. We have agreements with several banks that sponsor us for membership in the Visa®, MasterCard®, American Express® and Discover® card brands and settle card transactions for our merchants. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Numbers (BIN) for Visa® transactions and Interbank Card Association (ICA) number for MasterCard® transactions. The principal sponsoring banks through which we process the majority of our transaction in the United States include Citizens Bank, Esquire Bank, N.A. and Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, chargeback services and our own dedicated BIN and ICA for various types of specialty merchants.

Our mobile payments business, previously provided through Digital Provider, has been combined with PayOnline to provide contracts with mobile operators that give us the ability to offer our clients in-app, premium SMS (short message services, which is a text messaging service), Wireless Application Protocol (WAP)-click, one click and other carrier billing services. During August 2017, we substantially reorganized this business and currently we are not generating revenues from new mobile content. We have not yet been able to find an acceptable joint venture partner or other arrangement that provides sufficient profit potential and operating benefit.

PayOnline provides flexible, high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems (“GDS”), which include Amadeus® and Sabre®. Key geographic regions that PayOnline serves include Eastern Europe, Central Asia, Western Europe, North America and Asia major sub regions. PayOnline offices are located in Moscow, Russia.

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

Our value-added transactions services are being developed on our Netevia platform. Netevia is a future-ready, multi-channel payments platform developed in-house (software-as-a-service “SaaS” and White Label models) and available across all brands. Connecting and simplifying payments across sales channels through a single integration point, Netevia delivers end-to-end payment processing through easy-to-use APIs.

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

Significant estimates include (i) the valuation of acquired merchant portfolios, (ii) the recoverability of long-lived assets, (iii) the remaining useful lives of long-lived assets, and (iv) the sufficiency of merchant, legal, and other reserves. On an ongoing basis, the Company evaluates the sufficiency and accuracy of its estimates.

Reclassifications

Certain reclassifications have been made to the comparative period amounts to conform to our current period presentation. These reclassifications had no impact on previously presented financial condition or results of operations.

Cash and Cash Equivalents

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by $3,029,355 and $10,647,524 at June 30, 2018 and December 31, 2017, respectively, due to cash received from capital raises.

We maintained $67,470 and $186,353 in uninsured bank accounts in Russia and the Cayman Islands at June 30, 2018 and December 31, 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of an allowance for doubtful accounts. We estimate an allowance based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. The allowance for doubtful accounts was $222,795 at June 30, 2018 and $256,967 at December 31, 2017.

Other Current Assets

We maintain an inventory of POS terminals which we use to service both merchants and independent sales agents. Often, we will provide the terminals as an incentive for merchants and independent sales agents to enter into a merchant contracts with us. The term of these contracts has an average length of three years and the cost of the terminal plus any setup fees will be amortized over the contract period. If the merchants terminate their contract with us early, they are obligated to either return the terminal or pay for the terminal. The Company has $515,504 and $506,906 in terminals, iPads ® and related equipment as of June 30, 2018 and December 31, 2017, respectively, of which $509,217 and $500,701 has been placed with merchants as of June 30, 2018 and December 31, 2017, respectively.

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

An intangible asset (including goodwill) that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Goodwill is not amortized. It is the Company’s policy to test for impairment no less than annually, by considering qualitative factors to determine whether it is more likely than not that a that the Company’s goodwill carrying value is greater than its fair value. Such factors may include the following: a significant decline in expected revenues, significant decline in the Company’s stock price, a significant downturn in the general economic business conditions, the loss of key personnel or when conditions occur that may indicate impairment. The Company’s intangible assets, which consist of goodwill of $9,643,752 recorded in connection with the various acquisitions, were tested for impairment during the six months ended June 30, 2018 and we determined that no adjustment for impairment was necessary.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes indicate that the carrying amount of an asset or group of assets may not be recoverable. During the three and six months ended June 30, 2018 and 2017, we did not recognize any charges for impairment of goodwill or intangible assets.

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to ISGs for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The up-front cash payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time amounts are receivable but not yet earned and the capitalized acquisition costs are primarily amortized on a straight-line basis over a period of three years.

During the three months ended June 30, 2018 and June 30, 2017, we recorded $476,807 and $403,300, respectively, in additional capitalized customer acquisition costs, and $358,491 and $251,485, respectively, in related additional amortization. During the six months ended June 30, 2018 and June 30, 2017, we recorded $778,447 and $806,884, (see Note 6), respectively, in additional capitalized customer acquisition costs, and $697,537 and $472,679, respectively, in related additional amortization. The balance of customer acquisition costs was $2,516,245 and $2,435,335 at June 30, 2018 and December 31, 2017, respectively, and is reflected in intangible assets in the accompanying condensed consolidated balance sheets.

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

At June 30, 2018 and December 31, 2017, the residual commissions payable to ISGs and independent sales agents were $1,095,834 and $1,821,790, respectively.

We pay agent commission on annual fees between January and April of each year. We amortize the annual fees paid in equal monthly amounts from date of payment to end of year. We pay our agent commissions for annual fees in advance of recognizing the associated revenue. We had deferred agent commissions for deferred annual fees of $400,246 and $1,224,044 at June 30, 2018 and December 31, 2017, respectively. Prepaid agent commissions for annual fees are included in prepaid expenses and other assets, and commissions payable are included in accounts payable in the accompanying consolidated balance sheets.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of $5.1 million and $4.5 million at June 30, 2018 and December 31, 2017, respectively, approximates fair value because current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the PayOnline acquisition were is based on level 3 inputs and were measured at fair value by us at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. The goodwill impairment was primarily based on observable inputs using company specific information and is classified as Level 3.

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

For the three and six months ended June 30, 2018, the revenue recognized from contracts with customers was $16.5 million and $32.4 million, respectively.

The impact of adoption of ASC 606 on the Company’s consolidated statement of operations was as follows:

Three months ended June 30, 2018

	With Implementation of ASC 606	Before Implementation of ASC 606	Effect of Implementation
Revenue	$16,464,717	$16,863,009	$(398,292)
Costs	(13,814,008)	(14,212,300)	398,292

Net effect of ASC 606 implementation			$—

Six months ended June 30, 2018

	With Implementation of ASC 606	Before Implementation of ASC 606	Effect of Implementation
Revenue	$32,447,111	$33,218,723	$(771,612)
Costs	(27,432,342)	(28,203,954)	771,612
Net effect of ASC 606 implementation			$—

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

The Company has primary responsibility for providing end-to-end payment processing services for its clients. The Company’s clients contract with the Company for all credit card processing services, including transaction authorization, settlement, dispute resolution, data/transmission security, risk management, reporting, technical support and other value-added services. The Company has concluded it is the principal because it controls the services before delivery to the merchant, it is primarily responsible for the delivery of the services, it has discretion in setting prices charged to merchants and it is responsible for losses. We also have pricing latitude and can provide services using several different network options.

Our revenues for the three and six months ended June 30, 2018 and 2017 are principally derived from the following sources:

Transactional Processing Service Fees: Transactional processing service fees are generated primarily from TOT Payments doing business as Unified Payments, which is our North American Transaction Solutions segment, PayOnline, which is our online transaction processing company, and Aptito, our POS solution for restaurants.

Our transactional processing companies derive revenues primarily from the electronic processing of services including: credit, debit, electronic benefits transfer and alternative payment methods card processing authorized and captured through proprietary and third-party networks, electronic gift certificate processing, and equipment support. Revenue is recognized net of refunds, which arise from reversals of transactions initiated by our merchants.

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

We have arrangements that included bundled multiple element transactions with merchants encompassing annual PCI (payment card industry) fees, annual membership fees, monthly processing fees and fees for value-added services, which include payment gateway fees, gift and loyalty, point of sale software licensing, business intelligence fees, analytics and fraud management fees.

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

Mobile payment Service Fees: Mobile payment service fees are generated primarily from mobile payment processing services provided to third party content aggregators by mobile payments business. Digital Provider’s revenues from our mobile payments business are for the access of branded content are recorded at the amounts charged to the mobile subscriber. A corresponding charge to cost of sales for mobile operator and content fees is recorded for branded content. Revenues for access to branded content are recorded on the income statement as branded content revenues. Mobile payment processing revenues for third party content providers is accounted for as service fees and presented net of aggregator and mobile operator payments on the condensed consolidated financial statements as these revenues are considered to be agency fees.

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

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At June 30, 2018 and June 30, 2017, we had warrants outstanding to purchase 728,583 and 89,389 shares of common stock, and we had 234,219 and 238,174 stock options issued and outstanding.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2013 and forward, the tax years which remain subject to examination at June 30, 2018.

Recently Issued Accounting Guidance

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We expect that the adoption of ASU 2016-02 will result in management’s recognition of right of use assets and related obligations on our consolidated Balance sheets.

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

TOT Group is the parent company of TOT Payments, LLC (“TOT Payments”) doing business as Unified Payments, a wholly owned subsidiary formed in Florida, Aptito, LLC, a 80% owned subsidiary formed in Florida (acquired June 18, 2013), TOT Group Europe LTD, a wholly owned subsidiary formed in the United Kingdom, Unified Portfolios Acquisition, LLC, a wholly owned subsidiary formed in Florida and OOO TOT Group Russia, a wholly owned subsidiary formed in Russia.

•	TOT Payments, LLC is the parent company of:
-	Process Pink, LLC, a wholly owned subsidiary formed in Florida;
-	TOT HPS, LLC, a wholly owned subsidiary formed in Florida;
-	TOT FBS, LLC, a wholly owned subsidiary formed in Florida;

-	TOT New Edge, LLC, a wholly owned subsidiary formed in Florida;
-	TOT BPS, LLC, a wholly owned subsidiary formed in Florida

•	OOO TOT Group Russia is the parent company of Payonline Systems, LLC (a wholly-owned company formed in Russia) and Innovative Payment Technologies, LLC (a wholly-owned company formed in Russia).
•	OOO Digital Provider has been consolidated into Payonline Systems, LLC.
•	Netlab Systems, LLC is the parent company of Tech Solutions LTD (Cayman Islands) both companies are currently inactive.
•	OOO Net Element Russia and TOT Group Kazakhstan are currently inactive subsidiaries and are in the process of being divested.
•	TOT Group Europe LTD is 100% owner of Polimore Capital Limited (Cyprus) and Brosword Holding Limited (Cyprus). These companies have been divested as of April, 2018.

All material intercompany accounts and transactions have been eliminated in consolidation. OOO Digital Provider has been closed down and OOO Net Element Russia is in the process of being wound down through insolvency proceedings in Russia.

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

The Company’s condensed consolidated financial statements have been prepared on a going concern basis. Although the Company had a net loss of $0.9 million for the quarter ended June 30, 2018, and an accumulated deficit of $169.9 million at June 30, 2018, the Company had a cash balance of $6.5 million and projects future cash needs of $6.0 million for the next 12 months to fund operations, indebtedness and capital expenditures.

The Company is continuing with its plan to further grow and expand its payment processing operations and develop blockchain solutions for merchant services. Management believes that its current cash position and operating strategy will provide the opportunity for the Company to continue as a going concern; however, there is no assurance this will occur.

NOTE 4. ACCOUNTS RECEIVABLE

Accounts receivable (net) consists primarily of amounts due from merchant service providers and the sponsoring bank of our own dedicated BIN/ICA. Total net accounts receivable amounted to $6,061,808 and $5,472,856 at June 30, 2018 and December 31, 2017, respectively. Net accounts receivable consisted of $313,907 and $256,565 attributed to international operations, and $5,747,901 and $5,216,291 of North American credit card processing receivables, at June 30, 2018 and December 31, 2017, respectively.

Total allowance for doubtful accounts was $222,795 and $256,967 at June 30, 2018 and December 31, 2017, respectively.

NOTE 5. FIXED ASSETS

Fixed assets are stated at acquired cost less accumulated depreciation and amortization as follows:

	Useful life (in years)	June 30, 2018	December 31, 2017
Furniture and equipment	3 - 10	$181,342	$171,082
Computers	2 - 5	147,775	156,958
Total		329,117	328,040
Less: Accumulated depreciation		(285,884)	(269,772)

Total fixed assets, net		$43,233	$58,268

Depreciation expense for the three months ended June 30, 2018 and June 30, 2017 was $8,713 and ($15,685), respectively. For the three months ended June 30, 2017 the depreciation expense of $11,238 was offset by a reclassification of $26,924 to software amortization, thereby, causing positive adjustment to income of $15,685 for the quarter. Depreciation expense for the six months ended June 30, 2018 and June 30, 2017 was $16,112 and $17,518, respectively.

 NOTE 6.  INTANGIBLE ASSETS

The Company had $2,741,486 and $3,127,760 in intangible assets at June 30, 2018 and December 31, 2017, respectively. Shown below are the details.

	IP Software	Portfolios and Client Lists	Client Acquisition Costs	PCI Certification	Trademarks	Domain Names	Total
Balance at December 31, 2016	$380,064	$784,991	$1,697,337	$205,790	$327,708	$193,960	$3,589,850
Additions	48,489		1,801,685				1,850,174
Amortization	(209,251)	(510,937)	(1,063,687)	(149,667)	$(235,515)	(143,207)	(2,312,264)
Balance at December , 2017	$219,302	$274,054	$2,435,335	$56,123	$92,193	$50,753	$3,127,760
Additions	3,135	100,000	301,639	—	—	—	404,774
Amortization	(45,671)	$(117,501)	(339,046)	(37,417)	(59,004)	(35,130)	(633,769)
Balance at March 31, 2018	$176,766	$256,553	$2,397,928	$18,706	$33,189	$15,623	$2,898,765
Additions	—	—	476,807				476,807
Amortization	(82,243)	$(125,834)	(358,491)	(18,706)	(33,189)	(15,623)	(634,086)
Balance at June 30, 2018	$94,523	$130,719	$2,516,244	$—	$—	$—	$2,741,486

Amortization expense for the three months ended June 30, 2018 was $653,812 of which $634,086 is described in the table above and $19,726 was for the amortization of terminal inventory placed with merchants. The inventory and its associated amortization are included in prepaid and other expenses and are not included in the table above.

Amortization expense for the three months ended June 30, 2017 was $573,018 of which $550,380 was for intangible amortization and $38,323 was for the amortization of terminal inventory placed with merchants. The remaining $(15,685) was for fixed assets (See Note 5. Fixed Assets). The inventory and its associated amortization are included in prepaid and other expenses and are not included in the table above.

Amortization expense for the six months ended June 30, 2018 was $1,349,951 of which $1,267,855 is described in the table above and $82,096 was for the amortization of terminal inventory placed with merchants. The inventory and its associated amortization are included in prepaid and other expenses and are not included in the table above.

Amortization expense for the six months ended June 30, 2017 was $1,230,381 of which $1,122,998 was for intangible amortization and $84,864 was for the amortization of terminal inventory placed with merchants. The remaining $17,518 was for fixed assets (See Note 5. Fixed Assets). The inventory and its associated amortization are included in prepaid and other expenses and are not included in the table above.

The following table presents the estimated aggregate future amortization expense of other intangible assets:

Year	Amortization Expense

2018 (remaining six months)	$456,914
2019	935,615
2020	913,829
2021	435,128
Total	$2,741,486

Software

We capitalized software development costs that add value to or extend the useful of the related software it develops for internal use and licensing. Costs for routine software updates are expensed as incurred. Capitalized costs are amortized over 36 months on a straight-line basis. Impairment is reviewed quarterly to ensure only viable active costs are capitalized.

During the three and six months ended June 30, 2018, we capitalized $0 and $3,135 of internally developed POS software development costs, respectively.

For the three months ended June 30, 2018 and 2017, amortization was $82,243 and $49,042, respectively. For the six months ended June 30, 2018 and 2017, amortization was $127,914 and $109,781, respectively.

Merchant Portfolios and client lists

Merchant Portfolios consisted portfolios purchased on business acquisitions that earn future streams of income for the foreseeable future. The remaining useful lives of these portfolios range from 15 months to 36 months at the time of acquisition. At June 30, 2018 and December 31, 2017, the net value of these portfolios was $130,719 and $274,054, respectively.

The useful lives of merchant portfolios represent management’s best estimate over which the Company will recognize the economic benefits of these intangible assets.

Trademarks and Domain Names

At June 30, 2018 and December 31, 2017, the net book value of these trademarks was $0 and $92,193, respectively, and the net book value of the domain names was $0 and $50,753, respectively.

For the three months ended June 30, 2018 and 2017, amortization for trademarks was $33,189 and $59,004, respectively. For the six months ended June 30, 2018 and 2017, amortization for trademarks was $92,193 and $117,520, respectively.

For the three months ended June 30, 2018 and 2017, amortization for domain names was $15,623 and $35,931, respectively. For the six months ended June 30, 2018 and 2017, amortization for domain names was $50,753 and $72,248, respectively.

PCI Certification

At June 30, 2018 and December 31, 2017, the net book value of the PCI certification was $0 and $56,123, respectively.

For the three months ended June 30, 2018 and 2017, amortization for the PCI certification was $18,706 and 37,417, respectively. For the six months ended June 30, 2018 and 2017, amortization for the PCI certification was $56,123 and $74,834, respectively.

NOTE 7. ACCRUED EXPENSES

At June 30, 2018 and December 31, 2017, accrued expenses amounted to $2,666,447, and $3,212,438, respectively. Accrued expenses represent expenses that are owed at the end of the period and have not been billed by the provider or are estimates of costs to be incurred. The following table details the items comprising the balances outstanding as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017

Accrued professional fees	$188,110	$241,281
PayOnline accrual	1,185,892	1,438,900
Accrued interest	96,265	145,264
Accrued bonus	1,123,600	1,249,852
Accrued foreign taxes	54,935	137,141
Other accrued expenses	17,644	-
	$2,666,447	$3,212,438

The accrual for PayOnline at June 30, 2018 and December 31, 2017 consists primarily of a $1.1 million obligation for refundable merchant reserves, assumed pursuant to an amendment to the PayOnline acquisition agreement.

Accrued interest at June 30, 2018 and December 31, 2017 is comprised primarily of loan costs associated with RBL notes as a result of the issuance of additional RBL notes.

We owed $54,935 and $137,141 in foreign taxes, which primarily consist of VAT and payroll taxes related to our International Transaction Solutions segment at June 30, 2018 and December 31, 2017, respectively.

On March 8, 2018, we paid our Chief Executive Officer (“CEO”) the previously approved discretionary bonus of $300,000. This was offset by $86,374 and $173,748 additional compensation accrued for the three and six months ended June 30, 2018, respectively. On July 12, 2018 we paid $450,000 of accrued compensation due the CEO. See subsequent events.

The remaining balance of $17,644 of other accrued expenses at June 30, 2018 consisted primarily of accrued expenses from the International Transactions Solutions segment.

NOTE 8. SHORT TERM LOANS

Term Loan

Short term loans primarily consist of the current portion of long term debt in amount of $924,597 and $2,493,973 at June 30, 2018 and December 31, 2017, respectively.

NOTE 9. DEBT

Debt consisted of the following:

	June 30, 2018	December 31, 2017

RBL Capital Group, LLC	$4,544,087	$4,544,087
Priority Payments Systems LLC	1,516,002	2,238,511
MBF Merchant Capital, LLC	—	341,804
Subtotal	6,060,089	7,124,402
Less Deferred loan costs	(83,784)	(108,980)
Subtotal	5,976,305	7,015,422
Less Current portion	(924,597)	(2,493,973)
Long term debt	$5,051,708	$4,521,449

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC (collectively, the “co-borrowers”), entered into a Loan and Security Agreement (“Credit Facility”) with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). The original terms provided us with an 18-month, $10 million credit facility with interest at the higher of 13.90% per annum or the prime rate plus 10.65%. Interest on drawn amounts outstanding after November 30, 2015 carry interest at an additional three percent per annum until repaid in full, with other amounts, obligations or payments due carrying an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. On May 2, 2016, we renewed our Credit Facility with RBL, increasing the facility from $10 million to $15 million and extending the term through February 2019.  At June 30, 2018, we had $10,455,912 available under the Credit Facility.

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

During June 2017, the $4,044,055 Refinance note was modified to include the $150,000, $75,000, $400,000 and $100,000 term notes described above. The modified note provided for interest only payments at 14.19% from June 2017 through September 2017, with monthly payments of interest and principal of $124,607 from October 2017 through September 2021.

During July 2017, the Refinance note was further modified to reflect the $150,000 tranche extinguishment in May 2017, described above. The terms of the Refinance note were revised to reduce the monthly interest and principal payments to $121,810. During October 2017 we received a six-month extension to the interest-only payment term for a fee of $12,000. At June 30, 2018, the principal balance of the Refinance note was $4,438,086.

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

MBF Merchant Capital, LLC

During April 2016, we entered into a $300,000 promissory note with MBF Merchant Capital, LLC (“MBF”). The promissory note provides for interest-only payments at 15.5% through May 2016, with monthly interest and principal payments of $14,617 from June 2016 through May 2018. The promissory note requires payment of a 6% back-end fee due at the final payment. At June 30, 2018 and December 31, 2017, the balance of the note was $0 and $74,177, respectively.

During July 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 promissory note with MBF. The promissory note provides for interest-only payments at 15.5% through June 28, 2016, with monthly interest and principal payments of $17,224 from July 2016 through June 28, 2018. The promissory note required payment of a 1% front-end fee at issuance and a 6.6% back-end fee due at final payment. At June 30, 2018 and December 31, 2017, the outstanding balance of the promissory note was $0 and $98,829, respectively.

On August 29, 2017, our subsidiary, TOT Group, Inc., entered into a $275,000 promissory note with MBF. The principal amount of the loan carries an interest rate 13.95% per annum, with ten monthly interest and principal payments of $29,289. The promissory note required payment of a 2% front-end fee at issuance and a 4% back-end fee due at final payment. At June 30, 2018 and December 31, 2017, the outstanding balance of the promissory note was $0 and $168,798, respectively.

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

During the three months ended June 30, 2018, we borrowed a total of $0 and repaid $365,975 in principal of our $2,500,000 PPS loan. At June 30, 2018 and December 31, 2017, the balance of the loan was $1,516,002 and $2,238,511, respectively.

Scheduled Debt Principal Repayment

Scheduled principal maturities on indebtedness at June 30, 2018 is as follows:

2018 (remaining six months)	$924,597
2019	1,188,170
2020	499,117
2021	3,448,205
2022	—
Balance June 30, 2018	$6,060,089

NOTE 10. CONCENTRATIONS

The Company’s total revenue for the three months ended June 30, 2018 and 2017 was $16,464,717 and $16,141,041, respectively. Total revenue for the six months ended June 30, 2018 and 2017 was $32,447,111 and $29,702,982, respectively.

Of the $16,464,717 in revenues for the three months ended June 30, 2018, $16,457,185 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions during the three months ended June 30, 2018. Of the $32,447,111 in revenues for the six months ended June 30, 2018, $32,002,640 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions during the six months ended June 30, 2018.

Of the $16,141,041 in revenues for the three months ended June 30, 2017, $15,456,310 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $684,731 was derived from providing mobile payment services branded content during the three months ended June 30, 2017. Of the $29,702,982 in revenues for the six months ended June 30, 2017, $28,362,086 was derived from processing of Visa®, MasterCard®, Discover® and American Express® card transactions and $1,340,896 was derived from providing mobile payment services branded content during the six months ended June 30, 2017.

The credit card processing revenues were from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) and our own dedicated BIN/ICA during the three and six months ended June 30, 2018 and two third-party processors (greater than 5%) during the three and six months ended June 30, 2017.

For the six months ended June 30, 2018, the Company processed 65% of its total revenue with Priority Data, 14% from our own dedicated BIN/ICA, and 5% from First Data Corp. For the six months ended June 30, 2017, the Company processed 75% of its total revenue with Priority Payment Systems, LLC and 5% of its total revenue with Worldpay, LLC. (f/k/a Vantiv, Inc., and National Processing Company (NPC)).

NOTE 11. COMMITMENTS AND CONTINGENCIES

On December 29, 2017, we entered into a unit purchase agreement with Esousa Holdings LLC (“Esousa”) pursuant to which the Company sold to Esousa (i) an aggregate of 350,553 shares of the Company’s common stock at a purchase price of $11.12 per share (i.e., a price equal to the Company’s consolidated closing bid price per share as reported by the Nasdaq Capital Market); (ii) an aggregate of 404,676 five-year warrants to purchase shares of the Company’s common stock at a purchase price of $0.125 per share and exercise price of $11.12 per share; and (iii) an aggregate of 323,907 five-year pre-paid warrants to purchase shares of the Company’s common stock with an exercise price of $0.01 per share (collectively, the “Securities”). As contemplated by the unit purchase agreement, the Company entered into a registration rights agreement with Esousa relating to the Securities, which, among other things, requires the Company to use its commercially reasonable efforts to cause a registration statement covering the Securities to become effective not later than 90 days after the closing date of the sale of the Securities. Subject to certain terms provided for in the registration tights agreement, the Company is required to pay liquidated damages of up to $300,000 to Esousa at a rate of approximately $75,500 per month if the Company fails to meet this deadline. Since a registration statement covering the Securities was declared effective in June 2018, the Company incurred three payments of approximately $75,500 (total $226,500) for the periods of March 2018 to May 2018.

During December 2017, we entered into a letter of intent with Bunker Capital for the development of block-chain technology-based solutions, and we made a prepayment of 19,000 shares of our common stock. On February 26, 2018, we terminated the relationship with Bunker Capital as the parties did not reach a definitive agreement, and, as part of such termination, we asked Bunker Capital to return such shares of the Company’s common stock. At this time, we do not know whether and how many shares will be returned and the value of these shares were recorded as an expense during the first quarter of 2018 for a charge of $221,160 to other expense.

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

Net Element Software currently leases 1,654 square feet of office space in Yekaterinburg, Russia, where we develop value added services, mobile applications, smart terminals applications, sales central ERP system development and marketing activities, at annual rent of approximately $24,300.  The lease was renewed on same terms and the lease term expires on June 1, 2019.

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

Future maturities of lease agreements are as follow:

Year	Amount
2018 (remaining six months)	$98,274
2019	184,398
2020	172,248
2021	172,248
2022	100,478
Total	$727,646

Litigation

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 125,000 shares of stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of Net Element, Inc. stock. There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares. To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the Defendants to litigate amongst themselves as to how the shares should be distributed. Aptito.com, Inc. opposed the motion to interplead and filed counterclaims relative to Aptito, LLC non-delivery of the 125,000 shares.

On July 18, 2017, the Court granted Aptito LLC’s motion to interplead and also indicated that Aptito, LLC could not be held liable for any alleged damages relative to the purported non-delivery of the 125,000 shares after the interpleader action was filed on August 6, 2014.

In March 2018, a new Judge in the case ruled that Aptito.com, Inc. was entitled to 125,000 newly issued Net Element shares but indicated that he was not ruling that Net Element was required to issue such shares. The Company plans on appealing this ruling and the Company’s legal counsel is addressing the counterclaims filed by Aptito.com, Inc. in this matter.

In July 2018, the Company’s counsel Waldman Barnett P.L was disqualified due to a conflict of interest. The company engaged the Law Offices of Anthony Accetta PA to represent its ongoing interests in this case.

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

The Company recently filed a motion to enforce the injunction and contempt orders against Zell. The Company intends to vigorously pursue this matter.

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

NOTE 12. RELATED PARTY TRANSACTIONS

We and our subsidiary, TOT Group, Inc., entered into certain term loan notes with MBF, which were paid off during the three months ended June 30, 2018. MBF is a company owned by William Healy, a former member of our Board of Directors. For additional information about such term loan notes, see “MBF Merchant Capital, LLC” in Note 9.

During the three months ended June 30, 2018 and 2017, agent commissions resulting from merchant processing of $18,000 and $14,572, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies that received similar commissions amounting to $127,577and $19,870 for the three months ended June 30, 2018 and 2017, respectively.

During the six months ended June 30, 2018 and 2017, agent commissions resulting from merchant processing of $36,000 and $44,152, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies that received similar commissions amounting to $234,910 and $52,716 for the six months ended June 30, 2018 and 2017, respectively.

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

At December 31, 2017, we had accrued expenses in the amount of $461,992, which consisted primarily of various travel, professional and other expenses paid for by our CEO and charged on his personal credit cards and not yet paid off. During the three months ended June 30, 2018, we reclassified such accrued expenses as related party loans. The amount of related party liabilities at June 30, 2018 is $496,920 of which $478,763 is due to our CEO.

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

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified stock options (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights, which may be awarded either in tandem with Options or on a stand-alone basis; (iv) shares of common stock that are restricted; (v) units representing shares of common stock; (vi) units that do not represent shares of common stock but which may be paid in the form of common stock; and (vii) shares of common stock that are not subject to any conditions to vesting. The maximum aggregate number of shares of common stock available for award under the 2013 Plan at June 30, 2018 and December 31, 2017 were 235,594 and 240,996, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Unrestricted Shares and Stock Options

During the three and six months ended June 30, 2018, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $22,500 and $45,000, respectively.

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

At June 30, 2018, we had 74,004 incentive stock options outstanding with a weighted average exercise price of $15.52 and a weighted average remaining contract term of 8.27 years. At December 31, 2017, we had 74,004 incentive stock options outstanding with a weighted average exercise price of $15.50 and a weighted average remaining contract term of 8.77 years. All of the stock options were anti-dilutive at June 30, 2018 and December 31, 2017.

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

There were no Crede exchanges for the quarter ended June 30, 2018. For the quarter ended June 30, 2017, the company exchanged $225,000 in RBL term notes for 33,293 shares of common stock at an exchange price of $6.80. The exchanges included a $33,107 non-cash exchange premium.

Other Stock Issuance

On February 28, 2017, the Compensation Committee of our board of directors awarded to Oleg Firer, our CEO, 47,139 restricted shares of our common stock as performance bonus subject to shareholder approval. The share award was made outside the 2013 Plan and these shares were issued in October 2017 following shareholder approval. In addition, the Committee approved a $300,000 discretionary cash performance bonus to Oleg Firer which was paid in March 2018.

Agreements with Esousa Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with Esousa, which provides that Esousa is committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30-month term of the Purchase Agreement.

In connection with the Purchase Agreement, we issued the following shares of our common stock to Esousa during the six months ended June 30, 2017. There was no activity during the three and six months ended June 30, 2018 and no activity during the three months ended June 30, 2017.

Transaction Date	Number of Shares	Purchase Amount	Share Price
January 19, 2017	24,096	$200,000	$8.30
January 25, 2017	17,647	$150,000	$8.50
February 8, 2017	116,144	$1,000,000	$8.61
March 23, 2017	10,379	$87,132	$8.40
Total	168,267	$1,437,132	$8.54

NOTE 14. WARRANTS AND OPTIONS

At June 30, 2018 and December 31, 2017, we had fully vested options outstanding to purchase 234,219 shares of common stock at exercise prices ranging from $8.10 to $134.00 per share.

Due to the high level of volatility in the stock price of the Company’s common stock, the Company determined the grant date fair value of the options granted during the six months ended June 30, 2018 and 2017 using the then quoted stock price at the grant date.

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

At June 30, 2018 and December 31, 2017, we had warrants outstanding to purchase 728,583 shares of common stock. At June 30, 2018, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 4.50 years. At December 31, 2017, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 5.00 years.

Non-Incentive Plan Options

At June 30, 2018 and December 31, 2017, we had 160,214 non-incentive options outstanding with a weighted-average exercise price of $21.84. The non-incentive options have a remaining contract term of 2.42 years at June 30, 2018. These options were out of the money at June 30, 2018 and December 31, 2017 and had no intrinsic value.

NOTE 15. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. At June 30, 2018, we had cumulative federal and state net operating losses (“NOLs”) carry forwards of approximately $59.2 million. At June 30, 2017, we had cumulative federal and state NOLs carry forwards of approximately $53.1 million. We also have $14.8 million and $13.0 million in foreign NOLs as of June 30, 2018 and 2017, respectively. The valuation allowance decreased by $6.5 million for the six months ended June 30, 2018.

The decrease was primarily due to the reduction of the U.S. federal statutory tax rate as a result of the Tax Cuts and Jobs Act (TCJA) from 35% to 21% effective January 1, 2018. The valuation decrease was from the impact of changes in the tax rate on additional operating loss incurred, and difference in tax and book basis of goodwill and other intangible assets. We have considered all the evidence, both positive and negative, that the NOLs and other deferred tax assets may not be realized and have recorded a valuation allowance for $18.2 million. Federal pre-2018 NOLs of $56.2 million will begin to expire December 2025, while federal post-2017 NOLs of $3.0 million will carry-forward indefinitely.

The timing and manner in which we will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by the Company at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carry-forward limitation periods. In the year 2018, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. The Company can still fully utilize the NOLs generated after the change of the ownership, which was approximately $19.4 million. Thus, the total of approximately $23.5 million as of June 30, 2018 is available to offset future income.

The open United States tax years subject to examination with respect to the Company’s operations are 2014, 2015, 2016, and 2017.

NOTE 16. SEGMENT INFORMATION

Prior to the fourth quarter of 2017, we had three reportable business segments: (i) North American Transaction Solutions, (ii) Mobile Solutions and (iii) Online Solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker, who is our CEO, to evaluate performance and to assess where to allocate resources.

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

In June 2012, we formed our subsidiary, OOO TOT Money to develop a business in mobile commerce payment processing. TOT Money launched its initial operations in Russia as a payment facilitator using SMS and MMS (multimedia message services) for mobile phone subscribers in Russia. During 2015, we changed or business model, rebranded our name to Digital Provider, and began to offer branded content to subscribers. During 2017, the Digital Provider operations were consolidated into PayOnline and we continue to seek monetization of our mobile operator contracts through a joint venture or other arrangement.

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three and six months ended June 30, 2018 and 2017. The “corporate and eliminations” column includes all corporate expenses and intercompany eliminations for consolidated purposes.

Note 16 - Segment Information

Three months Ended June 30, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$14,419,129	$2,045,588	$—	$16,464,717
Cost of revenues	12,227,059	1,586,949	—	13,814,008
Gross Margin	2,192,070	458,639	—	2,650,709
Gross margin %	15%	22%	—	16%
General, administrative, and asset disposal	686,192	567,737	1,245,567	2,499,496
Non-cash compensation	—	—	22,500	22,500
Provision (recovery) for bad debt	879,766	(1,868)	—	877,898
Depreciation and amortization	420,224	242,301	—	662,525
Interest expense (income), net	235,738	(9,117)	9,117	235,738
Other expenses (income)	(667,757)	9,661	(16,140)	(674,236)
Net (loss) income for segment	637,907	(350,075)	(1,261,044)	(973,212)
Segment assets	28,117,079	3,449,503	(4,800,303)	26,766,279

Three months Ended June 30, 2017	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$13,612,782	$2,528,259	$—	$16,141,041
Cost of revenues	11,472,508	1,845,884	—	13,318,392
Gross Margin	2,140,274	682,375	—	2,822,649
Gross margin %	16%	27%	—	17%
General, administrative, and asset disposal	681,480	870,708	1,046,990	2,599,178
Non-cash compensation	—	—	128,537	128,537
Provision for bad debt	669,051	196,812	—	865,863
Depreciation and amortization	332,351	240,667	—	573,018
Interest expense (income), net	246,804	(7,134)	82,382	322,052
Other expenses (income)	48,272	(7,733)	8,883	49,422
Net (loss) income for segment	$162,316	$(610,945)	(1,266,792)	(1,715,421)
Segment assets	18,556,547	6,475,268	(3,058,075)	21,973,740

Six months Ended June 30, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$28,385,746	$4,061,365	$—	$32,447,111
Cost of revenues	24,291,131	3,141,211	—	27,432,342
Gross Margin	4,094,615	920,154	—	5,014,769
Gross margin %	14%	23%	141,041	15%
General, administrative, and asset disposal	1,375,343	1,148,787	2,421,847	4,945,977
Non-cash compensation	—	—	104,511	104,511
Provision (recovery) for bad debt	1,001,040	(1,869)	—	999,171
Depreciation and amortization	867,310	498,753	—	1,366,063
Interest expense (income), net	478,976	(16,809)	16,809	478,976
Other expenses (income)	(667,757)	63,808	280,526	(323,423)
Net (loss) income for segment	1,039,703	(772,516)	(2,823,693)	(2,556,506)
Segment assets	28,117,079	3,449,503	(4,800,303)	26,766,279

Six months Ended June 30, 2017	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$24,577,701	$5,125,281	$—	$29,702,982
Cost of revenues	20,933,958	3,844,426	—	24,778,384
Gross Margin	3,643,743	1,280,855	—	4,924,598
Gross margin %	15%	25%	—	17%
General, administrative, and asset disposal	1,435,416	1,698,458	2,296,464	5,430,338
Non-cash compensation	—	—	724,941	724,941
Provision for bad debt	946,575	199,046	—	1,145,621
Depreciation and amortization	691,107	539,274	—	1,230,381
Interest expense (income), net	421,984	(14,916)	184,672	591,740
Other expenses (income)	48,272	(1,960)	8,884	55,196
Net (loss) income for segment	$100,389	$(1,139,047)	(3,214,961)	(4,253,619)
Segment assets	18,556,547	6,475,268	(3,058,075)	21,973,740

NOTE 17. SUBSEQUENT EVENTS

On July 12, 2018, we paid $450,000 of accrued compensation due to our CEO.

On July 30, 2018, one of our subsidiaries, Unified Portfolio Acquisitions, LLC, entered into an Advance and Residual Purchase Agreement (the “Agreement”) with Universal Partners, LLC (“Universal”). Pursuant to the Agreement, we acquired certain transactional services portfolios (“cash flow assets”) for $2,700,000, payable in installments through February 2019. The cash flow assets consist of a portfolio pool of residual income (“Residuals”), which entitle us to participation in a certain amount of monthly Residual installments through June 2020.

Subsequent to June 2020, we and Universal will create a new static portfolio pool of mutually agreed residual income from Seller IS0 codes comprising merchant accounts (“Portfolio Residuals”), where we and Universal will share/split the Portfolio Residuals 80%:20%, respectively.

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

Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

We reported a net loss attributable to common stockholders of $903,731 or $0.23 per share for the three months ended June 30, 2018 as compared to a net loss of $1,640,340 or $0.93 per share for the three months ended June 30, 2017. This resulted in a decrease in net loss attributable to stockholders of $736,609 primarily due to an increase in revenues and other income, as well as decreases in general and administrative and non-cash compensation expenses which were offset by increases in depreciation and amortization expenses.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the three months ended June 30, 2018 and 2017.

Gross Margin Analysis

Source of Revenues	Three Months Ended June 30, 2018	Mix	Three Months Ended June 30, 2017	Mix	Increase / (Decrease)

North American Transaction Solutions	$14,419,059	87.6%	$13,612,782	84.3%	$806,347
International Transaction Solutions	2,045,588	12.4%	2,528,259	15.7%	(482,671)
Total	$16,464,717	100.0%	$16,141,041	100.0%	$323,676

Cost of Revenues	Three Months Ended June 30, 2018	% of revenues	Three Months Ended June 30, 2017	% of revenues	Increase / (Decrease)

North American Transaction Solutions	$12,227,059	84.8%	$11,472,508	84.3%	$754,551
International Transaction Solutions	1,586,949	77.6%	1,845,884	73.0%	(258,935)
Total	$13,814,008	83.9%	$13,318,392	82.5%	$495,616

Gross Margin	Three Months Ended June 30, 2018	% of revenues	Three Months Ended June 30, 2017	% of revenues	Increase / (Decrease)

North American Transaction Solutions	$2,192,070	15.2%	$2,140,274	15.7%	$51,796
International Transaction Solutions	458,639	22.4%	682,375	27.0%	(223,736)
Total	$2,650,709	16.1%	$2,822,649	17.5%	$(171,940)

Net revenues consist primarily of service fees from transaction processing. Net revenues were $16,464,717 for the three months ended June 30, 2018 as compared to $16,141,041 for the three months ended June 30, 2017. The increase was driven by an $806,347 (or 6%) increase in net revenues from our North American Transaction Solutions segment due to organic growth, which was partially offset by a $482,671 (or -19%) decrease in net revenues from our International Transaction Solutions segment as we reorganized our international business and consolidated our mobile payments operations with Pay Online. For the three months ended June 30, 2018, there was no branded content revenue from our mobile payment operations as compared to $684,731 of branded content revenue in the three months ended June 30, 2017. We continue to explore partnership opportunities that can monetize our relationships and contracts with mobile operators but we have not yet been able to find an acceptable joint venture partner or other arrangement.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the three months ended June 30, 2018 were $13,814,008 as compared to $13,318,392 for the three months ended June 30, 2017. The year over year increase in cost of revenues of $495,616 was driven by an $754,551 increase due to increased North American Transaction Solutions revenues for the three months ended June 30, 2018. This was partially offset by a $258,935 decrease in the International Transaction Solutions segment cost of revenues due to the decrease in International Transaction Solutions revenues from our mobile payments business.

Gross Margin for the three months ended June 30, 2018 was $2,650,709, or 16.1% of net revenue, as compared to $2,822,649, or 17% of net revenue, for the three months ended June 30, 2017. The primary reason the gross margin percentage decreased was due to increases in North American Transaction Solutions segment’s fixed costs as we began processing transactions utilizing our self-designated BIN/ICA. We estimate this margin to normalize as we meet volume and transaction requirements under this new structure. Gross margin was lower also due to a decrease in our mobile payments business in our International Transaction Solutions segment that have had typically higher margins than our North American Transaction Solutions Segment.

Total operating expenses were $4,062,419 for the three months ended June 30, 2018, as compared to total operating expenses of $4,166,596 for the three months ended June 30, 2017. Total operating expenses for the three months ended June 30, 2018 consisted of general and administrative expenses of $2,499,496, non-cash compensation of $22,500, a bad debt provision of $877,898 and depreciation and amortization of $662,525. Total operating expenses for the three months ended June 30, 2017, which consisted of general and administrative expenses of $2,599,178, noncash compensation expenses of $128,537, provision for bad debts of $865,863, and depreciation and amortization of $573,018.

The components of our general and administrative expenses are discussed below.

General and administrative expenses for the three months ended June 30, 2018 and 2017 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss and include salaries and benefits, professional fees, rent, business development, travel expense, filing fees, transaction gains or losses, office expenses, communication expenses, insurance expenses, and other expenses required to run our business, as follows:

Three months ended June 30, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$377,541	$349,068	$569,863	$1,296,472
Professional fees	95,298	96,207	417,268	608,773
Rent	—	24,058	45,987	70,045
Business development	32,378	916	1,252	34,546
Travel expense	43,782	5,194	40,211	89,187
Filing fees	—	—	12,508	12,508
Transaction (gains) losses	—	37,301	—	37,301
Office expenses	103,741	8,310	10,451	122,502
Communications expenses	33,927	41,999	24,211	100,137
Insurance expense	—	—	34,247	34,247
Other expenses	(475)	4,684	89,569	93,778
Total	$686,192	$567,737	$1,245,567	$2,499,496

Three months ended June 30, 2017

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$464,133	$416,276	$492,410	$1,372,819
Professional fees	102,888	280,088	277,751	660,727
Rent	—	70,528	65,550	136,078
Business development	986	8,907	790	10,683
Travel expense	75,646	6,994	37,292	119,932
Filing fees	—	—	8,508	8,508
Transaction (gains) losses	742	23,079	944	24,765
Office expenses	45,956	28,787	14,798	89,541
Communications expenses	9,864	32,060	18,664	60,588
Insurance expense	—	2,640	29,594	32,234
Other expenses	1,265	1,349	80,689	83,303
Total	$701,480	$870,708	$1,026,990	$2,599,178

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(86,592)	$(67,208)	$77,453	$(76,347)
Professional fees	(7,590)	(183,881)	139,517	(51,954)
Rent	—	(46,470)	(19,563)	(66,033)
Business development	31,392	(7,991)	462	23,863
Travel expense	(31,864)	(1,800)	2,919	(30,745)
Filing fees	—	—	4,000	4,000
Transaction (gains) losses	(742)	14,222	(944)	12,536
Office expenses	57,785	(20,477)	(4,347)	32,961
Communications expenses	24,063	9,939	5,547	39,549
Insurance expense	—	(2,640)	4,653	2,013
Other expenses	(1,740)	3,335	8,880	10,475
Total	$(15,288)	$(302,971)	$218,577	$(99,682)

Salaries, benefits, taxes and contractor payments were $1,296,472 for the three months ended June 30, 2018 as compared to $1,372,819 for the three months ended June 30, 2017. Salaries decreased by $76,347 due to a $67,208 decrease in International Transaction Solutions segment as mobile payment operations are reduced while we continue to seek other arrangements, and $86,592 decrease in North America, because of a switch from salaried commission to third party commission payments for the three months ended June 30, 2018. This was offset by a $77,453, increase in corporate payroll.

Segment	Salaries and benefits for the three months ended June 30, 2018	Salaries and benefits for the three months ended June 30, 2017	Increase / (Decrease)
North American Transaction Solutions	$377,541	$464,133	$(86,592)
International Transaction Solutions	349,068	416,276	(67,208)
Corporate Expenses & Eliminations	569,863	492,410	77,453
Total	$1,296,472	$1,372,819	$(76,347)

Professional fees were $608,773 for the three months ended June 30, 2018 as compared to $660,727 for the three months ended June 30, 2017.

Three months ended June 30, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$410	$9,979	$36,872	$47,261
SEC Compliance Legal Fees	—	—	116,199	116,199
Accounting and Auditing	—	—	97,500	97,500
Tax Compliance and Planning	—	—	8,000	8,000
Consulting	94,888	86,228	158,697	339,813
Total	$95,298	$96,207	$417,268	$608,773

Three months ended June 30, 2017

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$—	$4,969	$2,978	$7,947
SEC Compliance Legal Fees	—	—	79,035	79,035
Accounting and Auditing	—	5,215	97,500	102,715
Tax Compliance and Planning	—	—	500	500
Consulting	102,888	269,905	97,737	470,530
Total	$102,888	$280,089	$277,750	$660,727

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$410	$5,010	$33,894	$39,314
SEC Compliance Legal Fees	—	—	37,164	37,164
Accounting and Auditing	—	(5,215)	—	(5,215)
Tax Compliance and Planning	—	—	7,500	7,500
Consulting	(8,000)	(183,677)	60,960	(130,717)
Total	$(7,590)	$(183,882)	$139,518	$(51,954)

Professional fees decreased by $51,954 primarily due to a decrease in consulting fees in the International Transaction Solutions segment partially offset by an increase in corporate general legal fees. Corporate general legal fees increased due to increased litigation fees and legal fees due to increased activity in the Zell, and Aptito.com cases and legal fees relating to certain financing transactions.

Transaction gains and losses represent changes in exchange rates between our functional currency and the foreign currency in which the transaction is denominated. During the three months ended June 30, 2018 and 2017, respectively, we incurred $37,301 and $24,766 of foreign currency transaction losses.

Other general and administrative expenses include taxes, utilities and business licenses. For the three months ended June 30, 2018, these expenses totaled $93,779 as compared to $83,302 for the three months ended June 30, 2017, representing an increase of $10,477 driven by State of Delaware franchise taxes which increased for the current year.

Non-cash compensation expense was $22,500 for the three months ended June 30, 2018 as compared to $128,537 for the three months ended June 30, 2017. The majority of these expenses were for employee and consultant incentives in both periods.

We recorded a provision for bad debt in the amount of $877,898 for the three months ended June 30, 2018, compared to a provision for bad debt of $865,863 for the three months ended June 30, 2017. For the three months ended June 30, 2018, we recorded a loss which was primarily comprised of $879,766 in net ACH rejects and a recovery of $1,869 from our International Transaction Solutions segment. Of the $879,766 of net ACH rejects, $181,413.97 were passed through to independent sales organizations via a reduction in commissions. For the three months ended June 30, 2017, we recorded a loss which was primarily comprised of $671,580 in ACH rejects and a $194,283 provision from our International Transaction Solutions segment. Of the $671,580 of net ACH rejects, $347,235 were passed through to independent sales organizations via a reduction in commissions. The primary reason for the increase quarter over quarter is because we received $156,522 directly from the merchants, as opposed to receiving from the processor’s system, during the three months ended March 31, 2018. This was recorded as ACH collected during that period. However the ACH rejects were not recorded by the processor’s system until the three months ended June 30, 2018.

During the three months ended June 30, 2018 and 2017, we did not recognize any goodwill impairment.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements. Depreciation and amortization expense was $662,525 for the three months ended June 30, 2018 as compared to $573,018 for the three months ended June 30, 2017. The increase was primarily due to increased client acquisition costs and equipment placed with merchants as we increased our sales base.

Interest expense was $235,738 for the three months ended June 30, 2018 as compared to $322,052 for the three months ended June 30, 2017, representing a decrease of $86,314 as follows:

Funding Source	Three months ended June 30, 2018	Three months ended June 30, 2017	Increase / (Decrease)
MBF Notes	$3,868	$15,516	$(11,648)
RBL Notes	161,264	220,128	(58,864)
Priority Payments Note	53,008	24,747	28,261
Other	17,598	61,661	(44,063)
Total	$235,738	$322,052	$(86,314)

Other interest expense decreased for the three months ended June 30, 2018 primarily due the promissory note entered into on March 1, 2017 with Star Capital Management, LLC, which was paid off during 2017, as well as, payments to MBF notes (paid off as of June 30, 2018) and the refinancing of the RBL loans.

We recognized other income of $674,236 for the three months ended June 30, 2018, mainly arising from the reversal of $312,267 of stock price guarantees, established in connection with the purchase of PayOnline Systems and other company payables, offset by write-offs of accounts receivables deemed uncollectible.

The net income attributable to non-controlling interests amounted to $69,481 for three months ended June 30, 2018 as compared to net income of $75,081 for the three months ended June 30, 2017.

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

We reported a net loss attributable to stockholders of $2,514,577, or $0.65 per share, for the six months ended June 30, 2018 as compared to a net loss attributable to stockholders of $4,127,837, or $2.41 per share, for the six months ended June 30, 2017. This resulted in a decrease in net loss attributable to stockholders of $1,613,260 primarily due to an increase in revenues and other income, as well as, decreases in general and administrative expenses, and non-cash compensation which were offset by increases in depreciation and amortization.

Gross Margin Analysis
Source of Revenues	Six Months Ended June 30, 2018	Mix	Six Months Ended June 30, 2017	Mix	Increase / (Decrease)

North American Transaction Solutions	$28,385,746	87.5%	$24,577,701	82.7%	$3,808,045
International Transaction Solutions	4,061,365	12.5%	5,125,281	17.3%	(1,063,916)
Total	$32,447,111	100.0%	$29,702,982	100.0%	$2,744,129

Cost of Revenues	Six Months Ended June 30, 2018	% of revenues	Six Months Ended June 30, 2017	% of revenues	Increase / (Decrease)

North American Transaction Solutions	$24,291,131	85.6%	$20,933,958	85.2%	$3,357,173
International Transaction Solutions	3,141,211	77.3%	3,844,426	75.0%	(703,215)
Total	$27,432,342	84.5%	$24,778,384	83.4%	$2,653,958

Gross Margin	Six Months Ended June 30, 2018	% of revenues	Six Months Ended June 30, 2017	% of revenues	Increase / (Decrease)

North American Transaction Solutions	$4,094,615	14.4%	$3,643,743	14.8%	$450,872
International Transaction Solutions	920,154	22.7%	1,280,855	25.0%	(360,701)
Total	$5,014,769	15.5%	$4,924,598	16.6%	$90,171

Net revenues consist primarily of payment processing fees. Net revenues were $32,447,111 for the six months ended June 30, 2018 as compared to $29,702,982 for the six months ended June 30, 2017. The increase in net revenue is primarily due to organic growth of merchants in our North American Transaction Solutions segment which resulted in an increase to North American Transaction Solutions segment revenue of $3,808,045 (or 15% increase) for the six months ended June 30, 2018, which was partially offset by a $1,063,916 (or -21%) decrease in net revenues from our International Transaction Solutions segment as we reorganized our international business and consolidated our mobile payments operations with Pay Online. For the six months ended June 30, 2018, there was no branded content revenue from our mobile payment operations as compared to $1,340,896 of branded content revenue in the six months ended June 30, 2017. We continue to explore partnership opportunities that can monetize our relationships and contracts with mobile operators but we have not yet been able to find an acceptable joint venture partner or other arrangement.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense and processing fees. Cost of revenues for the six months ended June 30, 2018 were $27,432,342 as compared to $24,778,384 for the six months ended June 30, 2017. The year over year increase in cost of revenues of $2,653,958 was driven by a $3,357,173 increase due to increased North American Transaction Solutions revenues for the six months ended June 30, 2018 directly related to increased revenues. This was partially offset by a $703,215 decrease in the International Transaction Solutions segment cost of revenues due to the decrease in International Transaction Solutions revenues from our mobile payments business.

Gross Margin for the six months ended June 30, 2018 was $5,014,769, or 15.5% of net revenue, as compared to $4,924,598, or 16.6% of net revenue, for the six months ended June 30, 2017. The primary reason the gross margin percentage decreased was due to increases in North American Transaction Solutions segment’s fixed costs as we began processing transactions utilizing our self-designated BIN/ICA. We estimate this margin to normalize as we meet volume and transaction requirements under this new structure. Gross margin was lower also due to a decrease in our mobile payments business in our International Transaction Solutions segment that have had typically higher margins than North America.

Total operating expenses were $7,415,722 for the six months ended June 30, 2018, which consisted of general and administrative expenses of $4,945,977, non-cash compensation expenses of $104,511, provision for bad debts of $999,171, and depreciation and amortization of $1,366,063. Total operating expenses were $8,531,281 for the six months ended June 30, 2017, which consisted of general and administrative expenses of $5,430,338, non-cash compensation expenses of $724,941, provision for bad debts of $1,145,621, and depreciation and amortization of $1,230,381.

The components of our general and administrative expenses are discussed below.

General and administrative expenses for the six months ended June 30, 2018 and 2017 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss and include salaries and benefits, professional fees, rent, travel expense, filing fees, transaction gains, office expenses, communication expense, insurance expense, and other expenses required to run our business, as follows:

Six months ended June 30, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$755,081	$734,495	$1,135,819	$2,625,395
Professional fees	209,135	189,965	776,780	1,175,880
Rent	—	49,863	101,235	151,098
Business development	86,191	1,977	1,437	89,605
Travel expense	90,086	6,804	71,366	168,256
Filing fees	—	—	23,943	23,943
Transaction (gains) losses	—	52,917	—	52,917
Office expenses	186,240	19,190	22,247	227,677
Communications expenses	48,459	84,451	46,992	179,902
Insurance expense	—	—	63,810	63,810
Other expenses	151	9,125	178,218	187,494
Total	$1,375,343	$1,148,787	$2,421,847	$4,945,977

Six months ended June 30, 2017

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$944,750	$873,845	$1,221,934	$3,040,529
Professional fees	250,964	530,509	552,944	1,334,417
Rent	—	152,371	136,772	289,143
Business development	2,809	19,240	2,020	24,069
Travel expense	112,148	17,402	85,678	215,228
Filing fees	—	—	14,934	14,934
Transaction (gains) losses	742	(21,896)	1,642	(19,512)
Office expenses	98,602	50,863	88,173	237,638
Communications expenses	23,388	66,860	35,071	125,319
Insurance expense	—	5,177	71,164	76,341
Other expenses	3,213	4,087	84,932	92,232
Total	$1,436,616	$1,698,458	$2,295,264	$5,430,338

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(189,669)	$(139,350)	$(86,115)	$(415,134)
Professional fees	(41,829)	(340,544)	223,836	(158,537)
Rent	—	(102,508)	(35,537)	(138,045)
Business development	83,382	(17,263)	(583)	65,536
Travel expense	(22,062)	(10,598)	(14,312)	(46,972)
Filing fees	—	—	9,009	9,009
Transaction (gains) losses	(742)	74,813	(1,642)	72,429
Office expenses	87,638	(31,673)	(65,926)	(9,961)
Communications expenses	25,071	17,591	11,921	54,583
Insurance expense	—	(5,177)	(7,354)	(12,531)
Other expenses	(3,062)	5,038	93,286	95,262
Total	$(61,273)	$(549,671)	$126,583	$(484,361)

Salaries, benefits, taxes and contractor payments were $2,625,395 for the six months ended June 30, 2018 as compared to $3,040,529 for the six months ended June 30, 2017.

Segment	Salaries and benefits for the six months ended June 30, 2018	Salaries and benefits for the six months ended June 30, 2017	Increase / (Decrease)
North American Transaction Solutions	$755,081	$944,750	$(189,669)
International Transaction Solutions	734,495	873,845	(139,350)
Corporate Expenses & Eliminations	1,135,819	1,221,934	(86,115)
Total	$2,625,395	$3,040,529	$(415,134)

The decrease in salaries of $415,134 was primarily because of a $300,000 reduction in discretionary bonus and increase in sales incentives charged to the cost of sales through commissions, versus salaries. International Transaction Solutions segment salaries decreased by $139,350 primarily due to our mobile payment operations being reduced while we continue to seek other arrangements.

Professional fees were $1,175,880 for the six months ended June 30, 2018 as compared to $1,334,417 for the six months ended June 30, 2017.

Six months ended June 30, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$8,673	$22,080	$141,041	$171,794
SEC Compliance Legal Fees	—	—	156,699	156,699
Accounting and Auditing	—	8,120	195,000	203,120
Tax Compliance and Planning	—	—	8,000	8,000
Consulting	200,462	159,765	276,040	636,267
Total	$209,135	$189,965	$776,780	$1,175,880

Six months ended June 30, 2017

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$22,599	$5,682	$56,504	$84,785
SEC Compliance Legal Fees	—	—	102,785	102,785
Accounting and Auditing	—	14,433	210,282	224,715
Tax Compliance and Planning	—	—	15,400	15,400
Consulting	228,365	510,394	167,973	906,732
Total	$250,964	$530,509	$552,944	$1,334,417

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(13,926)	$16,398	$84,537	$87,009
SEC Compliance Legal Fees	—	—	53,914	53,914
Accounting and Auditing	—	(6,313)	(15,282)	(21,595)
Tax Compliance and Planning	—	—	(7,400)	(7,400)
Consulting	(27,903)	(350,629)	108,067	(270,465)
Total	$(41,829)	$(340,544)	$223,836	$(158,537)

Professional fees decreased by $158,537 primarily due to a decrease in consulting fees in the International Transaction Solutions segment partially offset by an increase in corporate general legal fees. Corporate general legal fees increased due to increased activity in the Zell and Aptito.com cases and legal fees relating to certain financing transactions.

Transaction gains and losses represent changes in exchange rates between our functional currency and the foreign currency in which the transaction is denominated. During the six months ended June 30, 2018 and 2017, respectively, we incurred $52,917 and ($19,512) of foreign currency transaction losses (gains).

Other general and administrative expenses include taxes, utilities and business licenses. For the six months ended June 30, 2018 were $187,494 as compared to $92,232 for the six months ended June 30, 2017. The increase was caused primarily by an $83,155 increase driven by State of Delaware franchise taxes in 2018 due to a higher assessment and a credit taken in 2017.

Non-cash compensation expense from share-based compensation was $104,511 for the six months ended June 30, 2018, compared to $724,941 for the six months ended June 30, 2017. The majority of these expenses were for employee and consultant incentives in both periods.

We recorded bad debt expense of $999,171 for the six months ended June 30, 2018 as compared to $1,145,621 for the six months ended June 30, 2017. For the six months ended June 30, 2018, we recorded a loss which was primarily comprised of $1,001,040 in net ACH rejects and a recovery of $1,869 from our International segment. Of the $1,001,040 of net ACH rejects, $398,996.64 were passed through to independent sales organizations that board their merchants with us. For the six months ended June 30, 2017, we recorded a loss which was primarily comprised of $958,523 in net ACH rejects and a $196,551 provision from our Russian operations. Of the $958,523 of net ACH rejects, $511,881 were passed through to independent sales organizations that board their merchants with us, offset by $9,453 of rejects obtained through collection procedures.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on fixed assets, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements.  Depreciation and amortization expense was $1,366,063 for the six months ended June 30, 2018 as compared to $1,230,381 for the six months ended June 30, 2017.

Interest expense was $478,976 for the six months ended June 30, 2018 as compared to $591,740 for six months ended June 30, 2017, representing a decrease of $112,763 as follows:

Funding Source	Six months ended June 30, 2018	Six months ended June 30, 2017	Increase / (Decrease)
MBF Notes	$10,359	$34,329	$(23,970)

RBL Notes	322,654	376,494	(53,840)

Priority Payments Note	113,867	24,747	89,120

Other	32,096	156,169	(124,073)
Total	$478,976	$591,739	$(112,763)

Other interest expense decreased for the six months ended June 30, 2018 primarily due the promissory note entered into on March 1, 2017 with Star Capital Management, LLC pay off during 2017, as well as, payoffs to RBL and MBF notes and the interest recognized from a 2017 note related to the stock price guarantee linked to the PayOnline acquisition which was paid off subsequently in 2017.

We recognized other income of $323,423 for the six months ended June 30, 2018, mainly arising from the reversal of $312,267 of stock price guarantees, established in connection with the purchase of PayOnline Systems and other company payables, offset primarily by write-offs of accounts receivables deemed uncollectible and a write off prepaid fees to Bunker Capital in the amount of $221,160 during the first quarter of 2018.

The net income attributable to non-controlling interests amounted to $41,929 for six months ended June 30, 2018 as compared to net income of $125,782 for the six months ended June 30, 2017.

Liquidity and Capital Resources

Our total assets at June 30, 2018 were $26.8 million compared to $32.3 million at December 31, 2017. The period over period change in total assets is primarily attributable to a $4.7 million change in cash, as described in the activities below, a $1.3 million decrease in prepaid and other assets due to amortization, offset by a $0.6 million increase in accounts receivable due to PCI annual fees being accrued for.

At June 30, 2018, we had total current assets of $13.9 million including $6.5 million of cash, $6.0 million of accounts receivable, and $1.3 million of prepaid expenses and other assets. At December 31, 2017, we had total current assets of $19.0 million including $11.3 million of cash, $5.5 million of accounts receivable, and $2.3 million of prepaid expenses and other assets.

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

The net loss attributable to Net Element, Inc. stockholders was $0.9 million for the three months ended June 30, 2018 compared to $1.6 million for the three months ended June 30, 2017. The net loss attributable to Net Element, Inc. stockholders was $2.5 million for the six months ended June 30, 2018 compared to $4.1 million for the six months ended June 30, 2017.

Operating activities used $2,889,365 of cash for the six months ended June 30, 2018 as compared to $2,703,954 of cash used for the six months ended June 30, 2017. Negative operating cash flow for the three months ended June 30, 2018 was primarily due to a net loss of $2,514,577, a $571,405 increase in accounts receivable, $2,111,768 decrease in accounts payable and accrued expenses, offset by a $356,585 decrease in prepaid and other assets. Negative operating cash flow of $2,703,954 for the six months ended June 30, 2017 was primarily due to a net loss of $4,127,837, a $916,898 net decrease of deferred revenue primarily resulting from amortization of annual fees, partially offset by a $284,661 increase in prepaid and other assets and a $1,913,135 decrease in account receivables.

For the six months ended June 30, 2018, investing activities used $868,548 in cash as compared to $955,560 used in investing activities for the six months ended June 30, 2017 primarily due to the purchase of portfolios and client acquisition costs in both periods.

Financing activities used $1,003,738 in cash for the six months ended June 30, 2018 as compared to $2,125,045 of cash provided from financing activities for the six months ended June 30, 2017. Cash used in financing activities for the six months ended June 30, 2018 was primarily to repay long term debt. Cash provided by financing activities for the six months ended June 30, 2017 was primarily from increased long term debt.

We have Russian operations that transact in foreign currencies including Russian Rubles, Euros, and Kazakhstan Tenges. The effect of exchange rate changes decreased our U.S. Dollar-denominated cash balance by $17,633 for the six months ended June 30, 2018 as compared to a $94,905 decrease for the six months ended June 30, 2017.

Off-balance sheet arrangements

At June 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Commission’s (the “Commission”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

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

Changes in Internal Control

Management continues to address its remediation efforts in 2018. As of the date of this Report, the Company has retained an outside advisory and consulting firm with experience in remediating disclosure control and procedures and internal controls over financial reporting. With this firm’s assistance, management is in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company.

Also as part of these ongoing remediation initiatives, during this past fiscal quarter, senior management, under the oversight of the Company’s Audit Committee, performed a comprehensive assessment of financial risk. This risk assessment included an identification and evaluation of the significant accounts and disclosures relating to financial reporting. Also during this past quarter, the Company enhanced its disclosure controls and procedures by (i) establishing a disclosure committee; (ii) conducting training of key financial and operational managers in disclosure requirements; and (iii) requiring that a detailed disclosure questionnaire be completed by global unit leaders. Further, during the 2nd quarter, the Company conducted broad-based training for key employees and the Audit Committee regarding effective governance procedures, internal controls and compliance practices and Company policies and procedures.

A number of other remediation initiatives are actively underway including the formalization of significant accounting and financial policies and procedures; assessing fraud risk; and introducing enhanced control points in the Company’s Russian and consolidated financial statement closing and reporting processes.

The Company expects to maintain the momentum and report progress.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

3.1	Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.2	Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.3	Amended and Restated Bylaws of Net Element International, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.4	Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on October 5, 2012)

3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

3.6	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 16, 2014, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2014)

3.7	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

3.8	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.9	Amendment No. 1 to the Bylaws of the Company, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2015)

3.10	Amendment No. 2 to the Bylaws of the Company, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 10, 2015)

3.11	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated May 24, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s second Current Report on Form 8-K filed with the Commission on May 24, 2016)

3.12	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2016)

3.13	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated October 4, 2017 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 4, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: August 14, 2018	By:	/s/ Jeffrey Ginsberg
Name: Jeffrey Ginsberg
Title: Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer and Duly Authorized Signatory)