Form 10-Q
period 2018-09-30
Net Element, Inc.
filed 2018-11-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of November 14, 2018 was 3,863,019

Net Element, Inc.

Quarterly Report on Form 10-Q

For the Three and Nine Months Ended September 30, 2018

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NET ELEMENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$2,563,104	$11,285,669
Accounts receivable, net	4,970,697	5,472,856
Prepaid expenses and other assets	1,679,092	2,282,614
Total current assets, net	9,212,893	19,041,139
Equipment, net	34,267	58,268
Intangible assets, net	5,354,237	3,127,760
Goodwill	9,643,752	9,643,752
Other long term assets	603,110	460,511
Total assets	24,848,259	32,331,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	5,407,971	6,785,459
Accrued expenses	2,247,101	3,212,438
Deferred revenue	1,173,802	1,712,591
Notes payable (current portion)	484,490	2,493,973
Due to related parties	441,606	461,992
Total current liabilities	9,754,970	14,666,453
Notes payable (net of current portion)	5,072,396	4,521,449
Total liabilities	14,827,366	19,187,902

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 3,858,813 and 3,853,100 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	385	385
Paid in capital	183,223,732	183,119,222
Accumulated other comprehensive loss	(2,315,394)	(2,530,238)
Accumulated deficit	(170,781,062)	(167,356,070)
Stock Subscriptions Receivable	-	(50,585)
Non-controlling interest	(106,768)	(39,186)
Total stockholders' equity	10,020,893	13,143,528
Total liabilities and stockholders' equity	$24,848,259	$32,331,430

See Accompanying Notes to the Condensed Consolidated Unaudited Financial Statements.

NET ELEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net revenues
Service fees	$17,242,758	$14,901,131	$49,689,870	$43,263,217
Branded content	-	-	-	1,340,896
Total Revenues	17,242,758	14,901,131	49,689,870	44,604,113

Costs and expenses:
Cost of service fees	14,559,808	12,756,627	41,992,150	36,232,170
Cost of branded content	-	-	-	1,302,841
Selling, general and administrative	2,346,809	2,357,729	7,292,785	7,788,068
Non-cash compensation	22,500	111,277	127,011	836,218
Bad debt expense	611,897	319,690	1,611,068	1,465,311
Depreciation and amortization	463,384	630,020	1,829,447	1,860,401
Total costs and operating expenses	18,004,398	16,175,343	52,852,461	49,485,009
Loss from operations	(761,640)	(1,274,212)	(3,162,591)	(4,880,896)
Interest expense, net	(215,935)	(302,813)	(694,910)	(894,553)
Other income (expense)	41,507	(92,904)	364,930	(148,099)
Net (loss) income before income taxes	(936,068)	(1,669,929)	(3,492,571)	(5,923,548)
Income taxes	-	-	-	-
Net loss	(936,068)	(1,669,929)	(3,492,571)	(5,923,548)
Net (income) loss attributable to the non-controlling interest	25,654	(32,607)	67,582	93,175
Net loss attributable to Net Element, Inc. stockholders	(910,414)	(1,702,536)	(3,424,989)	(5,830,373)
Foreign currency translation	145,867	92,191	214,845	(41,809)
Comprehensive loss attributable to common stockholders	$(764,547)	$(1,610,345)	$(3,210,144)	$(5,872,182)

Loss per share - basic and diluted	$(0.23)	$(0.90)	$(0.88)	$(3.29)

Weighted average number of common shares outstanding - basic and diluted	3,901,218	1,891,023	3,870,134	1,770,947

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(3,424,989)	$(5,830,373)
Adjustments to reconcile net loss to net cash used in operating activities
Non-controlling interest	(67,582)	(93,175)
Share based compensation	127,011	836,218
Deferred revenue	(536,041)	(159,228)
Depreciation and amortization	1,829,447	1,860,401
Non cash interest	49,000	98,774
Changes in assets and liabilities		-
Accounts receivable	379,601	3,421,265
Prepaid expenses and other assets	457,806	(352,551)
Accounts payable and accrued expenses	(2,087,416)	(2,390,495)
Net cash used in operating activities	(3,273,163)	(2,609,164)

Cash flows from investing activities

Purchase of portfolios and client acquisition costs	(3,851,596)	(1,380,661)
Purchase of equipment and changes in other assets	(115,041)	77,430
Net cash used in investing activities	(3,966,637)	(1,303,231)

Cash flows from financing activities
Proceeds from sale of common stock	-	1,150,098
Proceeds from indebtedness	-	3,239,033
Repayment of indebtedness	(1,458,536)	(273,360)
Related party advances	(39,265)	77,587
Net cash (used in) provided by financing activities	(1,497,801)	4,193,358

Effect of exchange rate changes on cash	15,036	19,504
Net (decrease) increase in cash	(8,722,565)	300,467

Cash at beginning of period	11,285,669	621,635
Cash at end of period	$2,563,104	$922,102

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$645,910	$795,779
Taxes	$44,932	$86,942

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying September 30, 2018 interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2017 Annual Report on Form 10-K. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Net Element, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. BUSINESS OPERATIONS AND LIQUIDITY

Net Element, Inc. (collectively with its subsidiaries, “Net Element”, “we”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in payment acceptance and value-added solutions across multiple channels in the United States and selected international markets. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products and end-to-end transaction processing services. Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. During the three and nine months ended September 30, 2018, we operated in two reportable business operating segments: (i) North American Transaction Solutions, and (ii) International Transaction Solutions. In the fourth quarter of 2017, we combined our online and mobile payments operations into one segment, International Transaction Solutions. Prior to that we had operated in three segments.

The Company expects to fund its operating cash needs for the next twelve months, including debt service requirements, operating expenses in the normal course of business, capital expenditures, and possible future acquisitions, with cash flow from its operating activities, potential sales of equity securities, and current and future borrowings.

To fund our operating cash needs, we may need to raise additional capital through loans or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financings. The Company cannot provide any assurance that it will be successful in securing new financing or restructuring its current debt or that it will secure such future financing with commercially acceptable terms. If the Company is unable to raise additional capital, it may need to delay certain technology capital improvements, limit its planned level of capital expenditures and future growth plans, or explore other alternatives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s significant accounting policies are described below.

Use of Estimates

The preparation of these financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated unaudited financial statements and the reported amounts of revenues and expenses for the reporting period. Significant estimates include valuation reserves for accounts receivable, valuation of acquired or current merchant portfolios, incurred but not reported claims, and the valuation of goodwill and other intangible assets. We believe that our estimates are reasonable. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2018 presentation. These reclassifications had no effect on net loss or loss per share as previously reported.

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $0.9 million and $10.6 million at September 30, 2018 and December 31, 2017, respectively. The increase in the balance which exceeded FDIC limits at December 31, 2017 was the result of proceeds received from the issuance of common stock. We maintained approximately $51,000 and $186,000 in uninsured bank accounts in Russia and the Cayman Islands at September 30, 2018 and December 31, 2017, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are stated net of an allowance for doubtful accounts. We estimate an allowance for doubtful accounts based on experience with our service providers and judgment as to the likelihood of their ultimate payment. We also consider collection experience and make estimates regarding collectability based on payout trends of the customers. The allowance for doubtful accounts was approximately $213,000 at September 30, 2018 and $257,000 at December 31, 2017.

Other Current Assets

We maintain an inventory of point-of-sale ("POS") terminals which we use to service both merchants and independent sales agents ("ISG"). Often, we will provide the terminals as an incentive for merchants and independent sales agents to enter into a merchant contracts with us. The term of these contracts has an average length of three years and the cost of the terminal plus any setup fees will be amortized over the contract period. If the merchants terminate their contract with us early, they are obligated to either return the terminal or pay for the terminal. The Company has approximately $539,000 and $507,000 in terminals, iPads ® and related equipment as of September 30, 2018 and December 31, 2017, respectively, of which approximately $531,000 and $501,000 had been placed with merchants as of September 30, 2018 and December 31, 2017, respectively.

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

An intangible asset (including goodwill) that is not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Goodwill is not amortized. It is the Company’s policy to test for impairment no less than annually, by considering qualitative factors to determine whether it is more likely than not that the Company’s goodwill carrying value is greater than its fair value. The Company’s intangible assets, which consist of goodwill of approximately $9.6 million recorded in connection with the Company's various acquisitions in prior years.  There was no goodwill impairment charge during the nine months ending September 30, 2018 and 2017.

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to ISGs for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The up-front cash payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time amounts are receivable but not yet earned and the capitalized acquisition costs are amortized on a straight-line basis over a period of approximately four years.

Net Loss per Share

Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares issuable upon exercise of common stock options or warrants. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would have an anti-dilutive effect. At September 30, 2018, we had warrants outstanding to purchase 728,583 of common stock and 234,219 of stock options issued and outstanding, and at September 30, 2017, we had warrants outstanding to purchase 89,389 shares of common stock and 228,256 shares of stock options issued and outstanding, that are anti-dilutive in effect.

Accrued Residual Commissions

The Company records commissions as a cost of revenues in the accompanying condensed consolidated unaudited statement of operations and comprehensive loss. We pay agent commissions to ISGs and independent sales agents based on the processing volume of the merchants enrolled. The commission obligations are based on varying percentages of the volume processed by us on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant.

Foreign Currency Transactions

We are subject to exchange rate risk in our foreign operations in Russia, the functional currency of which is the Russian ruble, where we generate service fee revenues, interest income or expense, incur product development, engineering, website development, and selling, general and administrative costs and expenses. Our Russian subsidiaries pay a majority of their operating expenses in their local currencies, exposing us to exchange rate risk.

Recently Issued Accounting Guidance

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of collecting data and designing processes and controls to account for our leases in accordance with the new guidance. We expect that the adoption of ASU 2016-02 may result in management’s recognition of right of use assets and related obligations on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update changed how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are within the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 4. REVENUES

We recognize revenue when all of the following criteria are met: (1) the parties to the contract have approved the contract and are committed to perform their respective obligations, (2) we can identify each party’s rights regarding the goods or services to be transferred (3) we can identify the payment terms for the goods or services to be transferred, (4) the contract has commercial substance, and (5) it is probable that we will collect substantially all of the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. The Company considers persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, signed contract or the processing of a credit card transaction. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue. Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services and is recognized as revenue during the period the transactions are processed or when the related services are performed.

We work directly with payment card networks and banks so that our merchants do not need to manage the complex systems, rules, and requirements of the payments industry. We satisfy our performance obligations and therefore recognize the transactional processing service fees as revenue upon authorization of a transaction by the merchant’s customer’s bank.

We primarily report revenues gross as a principal versus net as an agent. Although some of the Company’s processing agreements vary with respect to specific terms, the transactional processing service fees collected from merchants generally are recognized as revenue on a gross basis as we are the principal in the delivery of the managed payments solutions to the sellers. The gross fees we collect are intended to cover the interchange, assessments and other processing and non-processing fees which are included and are part of our gross margin.

We have primary responsibility for providing end-to-end payment processing services for our clients. Our clients contract us for all credit card processing services, including transaction authorization, settlement, dispute resolution, data/transmission security, risk management, reporting, technical support and other value-added services. We have concluded that we are the principal because we control the services before delivery to the merchant, and are primarily responsible for the delivery of the services, have discretion in setting prices charged to merchants, and responsible for losses. We also have pricing latitude and can provide services using several different network options.

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

The cumulative impact of adopting ASC 606 resulted in no changes to retained earnings at January 1, 2018. The impact of adoption of ASC 606 on the Company’s condensed consolidated statement of operations was as follows:

Three months ended September 30, 2018:

	With	Before	Effect of
	Implementation	Implementation	Implementation
	of ASC 606	of ASC 606
Revenue	$17,242,758	$17,598,343	$(355,585)
Costs	(14,559,808)	(14,915,393)	355,585

Net effect of ASC 606 implementation			$-

Nine months ended September 30, 2018:

	With	Before	Effect of
	Implementation	Implementation	Implementation
	of ASC 606	of ASC 606
Revenue	$49,689,870	$50,933,873	$(1,244,003)
Costs	(41,992,150)	(43,236,153)	1,244,003

Net effect of ASC 606 implementation			$-

There was no impact on our condensed consolidated balance sheets.

NOTE 5. NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2018	December 31, 2017

RBL Capital Group, LLC	$4,479,909	$4,544,087
Priority Payments Systems LLC	1,141,362	2,238,511
MBF Merchant Capital, LLC	-	341,804
Subtotal	5,621,271	7,124,402
Less: deferred loan costs	(64,385)	(108,980)
Subtotal	5,556,886	7,015,422
Less: current portion	(484,490)	(2,493,973)
Long term debt	$5,072,396	$4,521,449

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC (collectively, the “co-borrowers”), entered into a Loan and Security Agreement (“Credit Facility”) with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). The original terms provided us with an 18-month, $10 million credit facility with interest at the higher of 13.90% per annum or the prime rate plus 10.65%. Interest on drawn amounts outstanding after November 30, 2015 carry interest at an additional three percent per annum until repaid in full, with other amounts, obligations or payments due carrying an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. On May 2, 2016, we renewed our Credit Facility with RBL, increasing the facility from $10 million to $15 million and extending the term through February 2019.  At September 30, 2018, we had approximately $10.5 million available under the Credit Facility.  This Credit Facility is for general working capital purposes or to support the growth of the co-borrowers, subject to the terms and conditions, as defined. We expect that this Credit Facility will be extended under similar terms and conditions.

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

Borrowings from the Credit Facility in the amounts of $3,315,000, $400,000 and $250,000 were previously converted into RBL term notes.  Effective March 20, 2018, we entered into a single note with a principal balance of $4,544,087 with RBL to effectively refinance all previously issued outstanding RBL notes, including certain additional term notes entered into with RBL through August 2017. The refinanced and combined note provides for four (4) interest-only payments at 14.19%, with monthly interest and principal payments of $85,634 from August 2018 through June 2021, with a balloon payment of $3,170,967 in July 2021. The back-end fees from prior notes in the amount of $133,600 have been rolled into this note and also are due in July 2021.

Priority Payment Systems LLC

Effective May 18, 2017, we entered into a loan agreement and security agreement with Priority Payment Systems LLC (“PPS”) and issued a promissory note dated May 18, 2017. Pursuant to the loan agreement and the note, we borrowed $2,000,000. Prior to maturity of the loan, the principal amount of the loan will carry a floating interest rate of prime rate plus 6% per annum. The interest rate was 11% and 10.25% at September 30, 2018 and December 31, 2017, respectively. We may prepay the loan in whole or in part at any time. The loan is repayable in monthly installments consisting of principal plus interest. The loan matures and becomes due and payable in full on May 20, 2019 to the extent not repaid earlier.

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

Effective May 17, 2017, we entered into a corporate guaranty in favor of PPS, pursuant to which we unconditionally guaranteed the full and prompt payment of each present and future liability, debt and obligation under the loan agreement, the note, the security agreement and other related documents.

On June 27, 2017, we entered into an amendment to the loan agreement with PPS pursuant to which:

(i)	The original term loan was modified into a multi - draw loan with an increase of the borrowing limit to $2,500,000 and;
(ii)	The loan maturity was extended to May 20, 2021.

Scheduled Notes Payable Principal Repayment at September 30, 2018 is as follows:

2018 (remaining three months)	$484,490
2019	1,189,460
2020	499,117
2021	3,448,204
Balance September 30, 2018	$5,621,271

NOTE 6. CONCENTRATIONS

Credit card processing revenues are from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the three and nine months ended September 30, 2018 and one third-party processors (greater than 5%) during the three and two nine months ended September 30, 2017.

For the three months ended September 30, 2018, we processed 59% of our total revenue with PPS, 21% from our own dedicated BIN/ICA number, and 6% from First Data Corp. For the three months ended September 30, 2017, we processed 82% of our total revenue with PPS.

For the nine months ended September 30, 2018, we processed 64% of our total revenue with PPS, 16% from our own dedicated BIN/ICA, and 5% from First Data Corp. For the nine months ended September 30, 2017, we processed 77% of our total revenue with PPS and 5% of our total revenue with Vantiv, Inc. (f/k/a National Processing Company (NPC).

NOTE 7. COMMITMENTS AND CONTINGENCIES

Advance and Residual Purchase Agreement

On July 30, 2018, our subsidiary, Unified Portfolio Acquisitions, LLC (the “Purchaser”), entered into an Advance and Residual Purchase Agreement (the “Agreement”) with Universal Partners, LLC (“Universal”). Pursuant to the Agreement, the Purchaser acquired certain transactional services portfolios (“cash flow assets”) from Universal and Payment Club, LLC (together with Universal, the “Seller”) for $2,700,000 (the “Advance Amount”). The cash flow assets consist of residuals (the “Residuals”) that the Sellers are entitled to receive pursuant to certain agreements (the “Combined Marketing Agreements”) with TOT Payments, LLC (doing business as Unified Payments), our subsidiary, or any other agreements pursuant to which the Seller is entitled to residuals.

The Advance Amount is to be repaid to the Purchaser whereby each and every month, commencing from July 1, 2018 (the “Effective Date”) and for a period of 24 months thereafter, terminating on June 30, 2020 (the “Advance Period”), the Purchaser is entitled to a certain amount of the Residuals. Such Residuals due to the Purchaser are secured by certain of the Seller’s property as collateral.

At the end of the Advance Period (the “Transfer Date”), the Purchaser and the Seller have agreed to create a new static portfolio pool of mutually agreed residual income from Seller ISO codes comprising merchant accounts boarded by the Seller under the Combined Marketing Agreements that on the Transfer are generating at least $120,000- per month in net residual income (the “Portfolio Residuals”). From and after the Transfer Date, the Purchaser and Seller will share/split the Portfolio Residuals with the Purchaser owning an 80% interest in the Portfolio Residuals and the Seller owning a 20% interest in the Portfolio Residuals.

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

Net Element Software, our subsidiary, currently leases 1,654 square feet of office space in Yekaterinburg, Russia, where we develop value added services, mobile applications, smart terminals applications, sales central ERP system development and marketing activities, at an annual rent of approximately $24,300. The lease was renewed on same terms and the lease term expires on June 1, 2019.

International Transaction Solutions

PayOnline Systems leased approximately 4,675 square feet of office space in Moscow, Russia at an annual rent of $84,457 which expired on September 30, 2018.  This space was reduced to 3,385 square feet and renewed at an annual rent of $56,000 expiring on August 31, 2019.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or move to new facilities on acceptable terms.

Future maturities of lease agreements are as follows:

Year	Amount
2018 (remaining three months)	$49,137
2019	184,398
2020	172,248
2021	172,248
2022	100,478
Total	$678,509

Litigation, Claims, and Assessments:

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 125,000 shares of our stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares of our stock. There has been disagreement among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares. To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the Defendants to litigate amongst themselves as to how the shares should be distributed. Aptito.com, Inc. opposed the motion to interplead and filed counterclaims relative to Aptito, LLC for non-delivery of the 125,000 shares.

On July 18, 2017, the Court granted Aptito LLC’s motion to interplead and also indicated that Aptito, LLC could not be held liable for any alleged damages relative to the purported non-delivery of the 125,000 shares after the interpleader action was filed on August 6, 2014.

In March 2018, a new Judge in the case ruled that Aptito.com, Inc. was entitled to receive 125,000 newly issued shares of our common stock, but indicated that the Judge was not ruling that we were required to issue such shares. We plan to appeal this ruling, and our legal counsel is addressing the counterclaims filed by Aptito.com, Inc. in this matter.

In July 2018, our counsel Waldman Barnett P.L was disqualified due to a conflict of interest.  We engaged the Law Offices of Anthony Accetta PA to represent our ongoing interests in this case.

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

On April 13, 2015, Zell filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court, on August 26, 2015, dismissed Zell’s Motion to dissolve the injunction. In March 2017 the Court dismissed another Motion brought by Zell to dissolve the injunction. A further appeal from Zell to dissolve the injunction was heard in November 2018 and dismissed by the Court.  Accordingly, the injunction order prohibiting Zell from making further defamatory posts remains in place. The Company intends to vigorously protect its interests by enforcing the injunctive relief granted by the Court.

Other Legal Matters

During December 2017, we entered into a letter of intent with Bunker Capital (“Bunker”) for the development of block-chain technology-based solutions, and we made a prepayment of 19,000 shares of our common stock. On February 26, 2018, we terminated the relationship with Bunker as the parties did not reach a definitive agreement, and, as part of such termination, we asked Bunker to return such shares of our common stock. The value of these shares were recorded as other expense for approximately $221,000 during the first quarter of 2018. Subsequent to September 30, 2018, we reached a settlement with Bunker, whereby we received a cash payment of $50,000.

We may from time to time be involved in certain legal proceedings and claims which arise in the ordinary course of business. At this time, in our opinion, based on consultations with outside counsel, the results of any of these matters, individually and/or in the aggregate, are not expected to have a material adverse effect on our consolidated financial statements. As more information becomes available, and management determines that an unfavorable outcome is probable and such that the claim is reasonably estimable, we will record a reserve.

NOTE 8. RELATED PARTY TRANSACTIONS

We and our subsidiary, TOT Group, Inc., previously entered into certain term loan notes with MBF, Merchant Capital, LLC ("MBF"), which were paid off during the three months ended June 30, 2018 (See Note 5).  MBF is a company owned by William Healy, a former member of our Board of Directors.

During the nine months ended September 30, 2018 and 2017, agent commissions resulting from merchant processing of $54,000 and $67,000, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies that received similar commissions amounting to approximately $352,000 and $143,000 for the nine months ended September 30, 2018 and 2017, respectively.

At December 31, 2017, we had accrued expenses in the amount of $461,992, which consisted primarily of various travel, professional and other expenses paid for by our CEO and charged on his personal credit cards and not yet paid. During the year, we reclassified such accrued expenses as related party loans. The amount of related party liabilities at September 30, 2018 is $441,606 which is primarily comprised of $478,763, which is due to our CEO.

NOTE 9. STOCKHOLDERS’ EQUITY

On October 5, 2017, we effected one-for-ten reverse stock splits of our common stock. Our condensed consolidated financial statements and disclosures reflect these changes in capital structure for all periods presented.

On June 12, 2015 and June 13, 2016, our shareholders approved 100,000,000 increases in our authorized common stock to 300,000,000 and 400,000,000, respectively. On October 2, 2017, our shareholders approved a 300,000,000 decrease in our authorized common stock to 100,000,000.

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified stock options (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights, which may be awarded either in tandem with Options or on a stand-alone basis; (iv) shares of common stock that are restricted; (v) units representing shares of common stock; (vi) units that do not represent shares of common stock but which may be paid in the form of common stock; and (vii) shares of common stock that are not subject to any conditions to vesting. The maximum aggregate number of shares of common stock available for award under the 2013 Plan at September 30, 2018 and December 31, 2017 was 240,996. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Unrestricted Shares and Stock Options

During the three and nine months ended September 30, 2018, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $22,500 and $67,500, respectively.

At September 30, 2018 and December 31, 2017, we had 74,004 incentive stock options outstanding with a weighted average exercise price of $15.52 and a weighted average remaining contract term of 8.02 years and 8.77 years, respectively. All of the stock options were anti-dilutive at September 30, 2018 and December 31, 2017.

NOTE 10. WARRANTS AND OPTIONS

Options

At September 30, 2018 and December 31, 2017, we had fully vested options outstanding to purchase 234,218 shares of common stock at exercise prices ranging from $8.10 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options granted during the nine months ended September 30, 2018 and 2017 using the then quoted stock price at the grant date.

Warrants

At September 30, 2018 and December 31, 2017, we had warrants outstanding to purchase 728,583 shares of common stock. At September 30, 2018, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 4.25 years. At December 31, 2017, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 5.00 years.

Non-Incentive Plan Options

At September 30, 2018 and December 31, 2017, we had 160,214 non-incentive options outstanding with a weighted-average exercise price of $21.84. The non-incentive options have a remaining contract term of 2.17 years at September 30, 2018. These options were out of the money at September 30, 2018 and December 31, 2017 and had no intrinsic value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and evaluated in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this "Report") and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "Annual Report") and in Part II, Item 1A of this Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this  Report, unless the context otherwise indicates, the references to “we”, “us,” “our” or the “Company” refers to Net Element, Inc.

This Report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business, including with respect to joint ventures; and the successful integration of future acquisitions.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results, including actual revenues, revenue growth rates and margins, other results of operations and shareholder values, could differ materially from those anticipated in our forward-looking statements as a result of known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Part II, Item 1A - Risk Factors of this Report and in our Annual Report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the SEC. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. While we may elect to update or revise forward-looking statements at some time in the future, we specifically disclaim any obligation to publicly release the results of any revisions to our forward-looking statements.

Overview

We are a financial technology-driven group specializing in payment acceptance and value-added solutions across multiple channels in the United States and selected international markets. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We are able to deliver our services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and value-added payment technologies for small and medium-sized businesses. Through TOT Group Russia, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in selected international markets, the Russian Federation, Eurasian Economic Community (“EAEC”), Europe and Asia.

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third-party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. We have agreements with several banks that sponsor us for membership in the Visa ®, MasterCard ®, American Express ® and Discover ® card brands and settle card transactions for our merchants. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Numbers (BIN) for Visa® transactions and Interbank Card Association (ICA) number for MasterCard® transactions. The principal sponsoring banks through which we process the majority of our transaction in the United States include Citizens Bank, Esquire Bank, N.A. and Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks. We perform core functions for merchants such as application processing, underwriting, number account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment, chargeback services and offer our own dedicated BIN and ICA for various types of specialty merchants.

Our mobile payments business, previously provided through Digital Provider, has been combined with PayOnline to provide contracts with mobile operators that give us the ability to offer our clients in-app, premium SMS (short message services, which is a text messaging service), Wireless Application Protocol (WAP)-click, one click and other carrier billing services. We have substantially reorganized this business, and currently we are not generating revenues from new mobile content. We have not yet been able to find or solidify an acceptable joint venture partner or other arrangement that provides sufficient profit potential and operating benefit for our mobile payments operations.

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

The Company entered into a memorandum of understanding during the third quarter of 2018 with Bank Sputnik (“the Bank”), located in Russia, to launch a technology platform expected to provide a suite of frictionless payment acceptance services for financial institutions and value-added providers. This new payment processing center would integrate the Bank’s expertise in enabling secure globally inter-operable financial transactions with our expertise in developing frictionless value-added payment acceptance services. In addition, this payment processing center is expected to accelerate the delivery of payment acceptance services in this market, combining banking services and bill payments in a multi-channel environment. It is contemplated that we will execute the deployment, launch and servicing of the payment processing center in exchange for 25% of issued and outstanding shares of the Bank. The Bank will provide the capacity for the data center for deployment and subsequent use of software required for the implementation of the program, as well as financial instruments for settlement of transactions and funding required for the development and implementation. This joint venture with the Bank is subject to approval of the shareholders of the Bank and their regulators. Currently, the parties, which include the Company, are still negotiating and anticipate entering into a definitive binding agreement that will contain the specific terms and conditions of the transaction in the near future.

Prior to the fourth quarter of 2017, we had three reportable business segments: (i) North American Transaction Solutions, (ii) Mobile Solutions and (iii) Online Solutions. Management determines the reportable segments based on the internal reporting information necessary to evaluate performance and to assess where to allocate resources.  In addition, management considers certain other factors, such as, the increased growth in our North American Transactions Solutions segment and the consolidation of our mobile solutions business with our online solutions business, which has changed how management evaluates performance and allocates resources. We now have two reportable business segments (i) North American Transaction Solutions and (ii) International Transaction Solutions.

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

International Transaction Solutions

Our International Transaction Solutions segment consists of PayOnline, which also now includes our mobile payments operations, primarily located in Russia. PayOnline provides a secure online payment processing system to accept bank card payments for goods and services.

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three and nine months ended September 30, 2018 and 2017. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Three months Ended September 30, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$15,590,832	$1,651,926	$-	$17,242,758
Cost of revenues	13,286,210	1,273,598	-	14,559,808
Gross Margin	2,304,622	378,328	-	2,682,950
Gross margin %	15%	23%	-	16%
General and administrative	547,396	465,536	1,333,877	2,346,809
Non-cash compensation	-	-	22,500	22,500
Provision (recovery) for bad debt	619,226	(7,329)	-	611,897
Depreciation and amortization	415,548	47,836	-	463,384
Interest expense (income), net	215,838	(8,290)	8,387	215,935
Other expenses (income)	20,717	(11,188)	(51,036)	(41,507)
Net (loss) income for segment	485,897	(108,237)	(1,313,728)	(936,068)
Segment assets	21,539,109	3,309,152	-	24,848,259

Three months Ended September 30, 2017	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$13,123,204	$1,777,927	$-	$14,901,131
Cost of revenues	11,279,098	1,477,529	-	12,756,627
Gross Margin	1,844,106	300,398	-	2,144,504
Gross margin %	14%	17%	-	14%
General and administrative	661,505	619,456	1,076,768	2,357,729
Non-cash compensation	-	-	111,277	111,277
Provision for bad debt	248,281	71,409	-	319,690
Depreciation and amortization	372,368	257,652	-	630,020
Interest expense (income), net	276,644	(9,883)	36,052	302,813
Other expenses (income)	209	92,695	-	92,904
Net (loss) income for segment	$285,099	$(730,931)	(1,224,097)	(1,669,929)
Segment assets	15,989,094	4,445,536	-	20,434,630

Nine months Ended September 30, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$43,976,578	$5,713,292	$-	$49,689,870
Cost of revenues	37,577,341	4,414,809	-	41,992,150
Gross Margin	6,399,237	1,298,483	-	7,697,720
Gross margin %	15%	23%	0%	15%
General and administrative	1,922,739	1,614,324	3,755,722	7,292,785
Non-cash compensation		-	127,011	127,011
Provision (recovery) for bad debt	1,620,265	(9,197)	-	1,611,068
Depreciation and amortization	1,282,858	546,589	-	1,829,447
Interest expense (income), net	694,814	(25,099)	25,195	694,910
Other expenses (income)	(647,040)	16,584	265,526	(364,930)
Net (loss) income for segment	1,525,601	(844,718)	(4,173,454)	(3,492,571)
Segment assets	21,539,109	3,309,152	-	24,848,259

Nine months Ended September 30, 2017	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$37,701,136	$6,902,977	$-	$44,604,113
Cost of revenues	32,213,056	5,321,955	-	37,535,011
Gross Margin	5,488,080	1,581,022	-	7,069,102
Gross margin %	15%	23%	-	16%
General and administrative	2,098,121	2,317,914	3,372,033	7,788,068
Non-cash compensation	-	-	836,218	836,218
Provision for bad debt	1,193,657	270,454	1,200	1,465,311
Depreciation and amortization	1,063,475	796,926	-	1,860,401
Interest expense (income), net	698,627	(24,799)	220,725	894,553
Other expenses (income)	48,481	90,735	8,883	148,099
Net (loss) income for segment	$385,719	$(1,870,208)	(4,439,059)	(5,923,548)
Segment assets	15,989,094	4,445,536	-	20,434,630

Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

We reported a net loss attributable to common stockholders of approximately $0.9 million or $0.23 per share loss for the three months ended September 30, 2018 as compared to a net loss of approximately $1.7 million or $0.90 per share loss for the three months ended September 30, 2017. The decrease in net loss attributable to stockholders of $0.8 million was primarily due to an increase in revenues.

The following table sets forth our sources of revenues, cost of revenues and the respective gross margins for the three months ended September 30, 2018 and 2017.

Gross Margin Analysis:

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	September 30, 2018	Mix	September 30, 2017	Mix	(Decrease)

North American Transaction Solutions	$15,590,832	90.4%	$13,123,204	88.1%	$2,467,628
International Transaction Solutions	1,651,926	9.6%	1,777,927	11.9%	(126,001)
Total	$17,242,758	100.0%	$14,901,131	100.0%	$2,341,627

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	September 30, 2018	revenues	September 30, 2017	revenues	(Decrease)

North American Transaction Solutions	$13,286,210	85.2%	$11,279,098	85.9%	$2,007,112
International Transaction Solutions	1,273,598	77.1%	1,477,529	83.1%	(203,931)
Total	$14,559,808	84.4%	$12,756,627	85.6%	$1,803,181

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	September 30, 2018	revenues	September 30, 2017	revenues	(Decrease)

North American Transaction Solutions	$2,304,622	14.8%	$1,844,106	14.1%	$460,516
International Transaction Solutions	378,328	22.9%	300,398	16.9%	77,930
Total	$2,682,950	15.6%	$2,144,504	14.4%	$538,446

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $17.2 million for the three months ended September 30, 2018 as compared to approximately $14.9 million for the three months ended September 30, 2017. The increase was primarily driven by an approximately $2.5 million (or 19%) increase in net revenues from our North American Transaction Solutions segment due to organic growth and the acquisition of a certain transactional services portfolio.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the three months ended September 30, 2018 were approximately $14.6 million as compared to approximately $12.8 million for the three months ended September 30, 2017. The increase in cost of revenues for the comparable three months ended of $1.8 million was primarily driven by the increase in North American Transaction Solutions revenues.

The gross margin for the three months ended September 30, 2018 was approximately $2.7 million, or 15.6% of net revenue, as compared to approximately $2.1 million, or 14.4% of net revenue, for the three months ended September 30, 2017. The primary reason for the increase in the gross margin percentage was the result of North American Transaction Solutions processing of transactions utilizing our self-designated BIN/ICA and further acceptance of value-added services by the merchants.

Operating Expenses Analysis:

Operating expenses remained flat at approximately $3.4 million for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. Operating expenses for the three months ended September 30, 2018 primarily consisted of selling, general and administrative expenses of approximately $2.3 million, bad debt expense of approximately $0.6 million and depreciation and amortization of approximately $0.5 million. Operating expenses for the three months ended September 30, 2017, primarily consisted of selling, general and administrative expenses of approximately $2.4 million, non-cash compensation expense of approximately $0.1 million, bad debt expense of approximately $0.3 million, and depreciation and amortization expense of approximately $0.6 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the three months ended September 30, 2018 and 2017 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Three months ended September 30, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$369,734	$286,377	$622,844	$1,278,955
Professional fees	29,626	79,853	487,623	597,102
Rent	-	22,935	51,222	74,157
Business development	29,949	1,063	3,619	34,631
Travel expense	28,736	2,338	32,863	63,937
Filing fees	-	-	5,608	5,608
Transaction (gains) losses	-	18,021	-	18,021
Office expenses	54,924	7,035	10,510	72,469
Communications expenses	33,073	42,966	33,227	109,266
Insurance expense	-	-	38,587	38,587
Other expenses	1,354	4,948	47,774	54,076
Total	$547,396	$465,536	$1,333,877	$2,346,809

Three months ended September 30, 2017

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$459,412	$280,782	$516,305	$1,256,499
Professional fees	100,772	233,779	326,886	661,437
Rent	-	44,575	58,674	103,249
Business development	6,572	8,893	225	15,690
Travel expense	21,753	4,008	20,665	46,426
Filing fees	-	-	12,056	12,056
Transaction (gains) losses	-	(13,276)	-	(13,276)
Office expenses	67,140	22,542	12,348	102,030
Communications expenses	5,507	30,560	20,240	56,307
Insurance expense	-	225	34,628	34,853
Other expenses	349	7,368	74,741	82,458
Total	$661,505	$619,456	$1,076,768	$2,357,729

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(89,678)	$5,595	$106,539	$22,456
Professional fees	(71,146)	(153,926)	160,737	(64,335)
Rent	-	(21,640)	(7,452)	(29,092)
Business development	23,377	(7,830)	3,394	18,941
Travel expense	6,983	(1,670)	12,198	17,511
Filing fees	-	-	(6,448)	(6,448)
Transaction (gains) losses	-	31,297	-	31,297
Office expenses	(12,216)	(15,507)	(1,838)	(29,561)
Communications expenses	27,566	12,406	12,987	52,959
Insurance expense	-	(225)	3,959	3,734
Other expenses	1,005	(2,420)	(26,967)	(28,382)
Total	$(114,109)	$(153,920)	$257,109	$(10,920)

Salaries, benefits, taxes and contractor payments remained steady for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. This was primarily due to the Company’s continued monitoring of operations and the labor costs necessary to maintain or increase revenues.

Segment	Salaries and benefits for the three months ended September 30, 2018	Salaries and benefits for the three months ended September 30, 2017	Increase / (Decrease)
North American Transaction Solutions	$369,734	$459,412	$(89,678)
International Transaction Solutions	286,377	280,782	5,595
Corporate Expenses & Eliminations	622,844	516,305	106,539
Total	$1,278,955	$1,256,499	$22,456

Professional fees were approximately $0.6 million for the three months ended September 30, 2018 as compared to approximately $0.7 million for the three months ended September 30, 2017. The decrease was primarily due to the reorganization of mobile operations into PayOnline, which was offset by an increase in consulting fees relating to compliance training for the board of directors and internal control evaluation procedures.

Three months ended September 30, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$1,217	$9,035	$36,462	$46,714
SEC Compliance Legal Fees	-	-	112,469	112,469
Accounting and Auditing	-	(306)	97,500	97,194
Tax Compliance and Planning	-	-	17,500	17,500
Consulting	28,409	71,124	223,692	323,225
Total	$29,626	$79,853	$487,623	$597,102

Three months ended September 30, 2017

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$819	$174	$4,315	$5,308
SEC Compliance Legal Fees	-	-	88,564	88,564
Accounting and Auditing	-	1,000	97,500	98,500
Tax Compliance and Planning	-	-	-	-
Consulting	99,953	232,605	136,507	469,065
Total	$100,772	$233,779	$326,886	$661,437

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$398	$8,861	$32,147	$41,406
SEC Compliance Legal Fees	-	-	23,905	23,905
Accounting and Auditing	-	(1,306)	-	(1,306)
Tax Compliance and Planning	-	-	17,500	17,500
Consulting	(71,544)	(161,481)	87,185	(145,840)
Total	$(71,146)	$(153,926)	$160,737	$(64,335)

Transaction gains and losses represent changes in exchange rates between our functional currency and the foreign currency in which the transaction is denominated. During the three months ended September 30, 2018 and 2017, respectively, we incurred approximately an $18,000 foreign currency transaction gain and a $13,000 foreign currency transaction loss.

Communications expenses for the three months ended September 30, 2018 were approximately $109,000 as compared to approximately $56,000 for the three months ended September 30, 2018. The difference was primarily due to increased hosting charges from our International Transaction Solutions segment.

All other operating expenses were relatively in line with the previous comparable quarter.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash compensation expense was approximately $22,000 for the three months ended September 30, 2018 as compared to approximately $111,000 for the three months ended September, 2017. The majority of these expenses in the prior comparable quarter were for employee and consultant equity incentive awards. For the three months ended September 30, 2018, we paid cash instead of issuing equity incentive awards.

We recorded a provision for bad debt expense of approximately $0.6 million for the three months September 30, 2018, compared to a provision for bad debt expense of approximately $0.3 million for the three months September 30, 2017. The net increase of approximately $0.3 million for the three months ended September 30, 2018 was attributed to the recording of bad debt expense comprised of approximately $0.6 million in net ACH rejects and additional ACH rejects due to one-time non-processing fees. Of these net ACH rejects, approximately $0.4 million were collected and passed through to independent sales organizations via a reduction in commissions. For the three months ended September 30, 2017, we recorded bad debt expense primarily comprised of approximately $0.2 million in net ACH rejects and approximately a $92,000 provision for bad debt expense from our International Transaction Solutions segment. Of these net ACH rejects, $111,174 were passed through to independent sales organizations via a reduction in commissions.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios, depreciation expense on property and equipment, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements. Depreciation and amortization expense was approximately $0.5 million for the three months ended September 30, 2018 as compared to approximately $0.6 million for the three months ended September 30, 2017. The decrease is the result of the property and equipment being almost fully depreciated and amortized as of September 30, 2018.

Interest expense for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, is as follows:

Funding Source	Three months ended September 30, 2018	Three months ended September 30, 2017	(Decrease)
MBF Notes	$-	$15,277	$(15,277)
RBL Notes	160,823	195,736	(34,913)
PPS Note	35,615	65,630	(30,015)
Other	19,497	26,170	(6,673)
Total	$215,935	$302,813	$(86,878)

Interest expense decreased for the three months ended September 30, 2018 primarily due to the MBF notes being paid off as of June 30, 2018, also the Priority Payments note paid down in the normal course of operations, and the refinancing of the RBL notes.

We recognized other income of approximately $42,000 for the three months ended September 30, 2018 as compared to charges approximating $93,000 in other expenses for the three months ending September 30, 2017. The decrease is primarily due to the mobile operations being reorganized into PayOnline.

Net income attributable to non-controlling interests amounted to approximately $26,000 for three months ended September 30, 2018 as compared to a net loss of $33,000 for the three months ended September 30, 2017.

During the three months ended September 30, 2018 and 2017, we did not recognize any goodwill impairment.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

We reported a net loss attributable to stockholders of approximately $3.4 million, or $0.88 per share loss, for the nine months ended September 30, 2018, as compared to a net loss attributable to stockholders of approximately $5.8 million, or $3.29 per share loss, for the nine months ended September 30, 2017. The decrease in net loss attributable to stockholders of approximately $2.4 million was primarily due to an increase in revenues and other income, as well as, decreases in non-cash compensation.

The following table sets forth our sources of revenues, cost of revenues and the respective gross margins for the nine months ended September 30, 2018 and 2017.

Gross Margin Analysis:

	Nine		Nine
	Months Ended		Months Ended		Increase /
Source of Revenues	September 30, 2018	Mix	September 30, 2017	Mix	(Decrease)

North American Transaction Solutions	$43,976,578	88.5%	$37,701,136	84.5%	$6,275,442
International Transaction Solutions	5,713,292	11.5%	6,902,977	15.5%	(1,189,685)
Total	$49,689,870	100.0%	$44,604,113	100.0%	$5,085,757

	Nine		Nine
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	September 30, 2018	revenues	September 30, 2017	revenues	(Decrease)

North American Transaction Solutions	$37,494,076	85.3%	$32,213,056	85.4%	$5,281,020
International Transaction Solutions	4,414,809	77.3%	5,321,955	77.1%	(907,146)
Total	$41,908,885	84.3%	$37,535,011	84.2%	$4,373,874

	Nine		Nine
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	September 30, 2018	revenues	September 30, 2017	revenues	(Decrease)

North American Transaction Solutions	$6,482,502	14.7%	$5,488,080	14.6%	$994,422
International Transaction Solutions	1,298,483	22.7%	1,581,022	22.9%	(282,539)
Total	$7,780,985	15.7%	$7,069,102	15.8%	$711,883

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $49.7 million for the nine months ended September 30, 2018 as compared to approximately $44.6 million for the nine months ended September 30, 2017. The increase of approximately $5.1 million (or 11.5%) in total net revenues for the nine months ended September 30, 2018 is primarily due to organic growth of merchants in our North American Transaction Solutions segment, which was partially offset by an approximately $1.2 million (or 17.2%) decrease in net revenues from our International Transaction Solutions segment as we continued to proceed with reorganizing and combining our mobile payments operations with PayOnline. We have since eliminated mobile payment operations staff and assigned current responsibilities to team members at PayOnline and TOT Group Russia and continue to explore partnership opportunities that can monetize our experience and relationships with mobile operators and local institutions.

Revenues for our North American Transaction Solutions segment increased approximately $6.3 million (or 16.7%) in the nine months ended September 30, 2018, which reflects our continued efforts to grow this segment.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, purchases of short numbers, interchange expense, processing and non-processing fees. Cost of revenues for the nine months ended September 30, 2018 were approximately $42 million as compared to approximately $37.5 million for the nine months ended September 30, 2017. The increase in the total cost of revenues of $4.5 million was directly related to the increase in North American Transaction Solutions revenues for the nine months ended September 30, 2018.

Gross margin for the nine months ended September 30, 2018 was approximately $7.7 million, or 15.5% of net revenue, as compared to approximately $7.1 million, or 15.8% of net revenue, for the nine months ended September 30, 2017. The gross margin was slighter lower due to a decrease in our mobile payments operations in our International Transaction Solutions segment that had typically higher margins than our North America Transaction Solutions segment.

Operating Expenses Analysis:

Operating expenses were approximately $10.9 million for the nine months ended September 30, 2018, which consisted primarily of selling, general and administrative expenses of approximately $7.3, non-cash compensation expense of approximately $0.1 million, provision for bad debt expense of approximately $1.6 million, and depreciation and amortization of approximately $1.8 million. Operating expenses were approximately $11.9 million for the nine months ended September 30, 2017, which primarily consisted of selling, general and administrative expenses of approximately $7.8 million, non-cash compensation expenses of approximately $0.8 million, provision for bad debt expense of approximately $1.4 million, and depreciation and amortization of $1.9 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the nine months ended September 30, 2018 and 2017 consisted of operating expenses not otherwise delineated in our Consolidated Statements of Operations and Comprehensive Loss, as follows:

Nine months ended September 30, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,124,816	$1,020,871	$1,758,663	$3,904,350
Professional fees	238,761	269,818	1,264,403	1,772,982
Rent	-	72,799	152,456	225,255
Business development	116,140	3,040	5,056	124,236
Travel expense	118,822	9,141	104,228	232,191
Filing fees	-	-	29,552	29,552
Transaction (gains) losses	-	70,938	-	70,938
Office expenses	241,164	26,225	32,758	300,147
Communications expenses	81,532	127,417	80,219	289,168
Insurance expense	-	-	102,396	102,396
Other expenses	1,504	14,075	225,991	241,570
Total	$1,922,739	$1,614,324	$3,755,722	$7,292,785

Nine months ended September 30, 2017

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,404,162	$1,154,626	$1,738,238	$4,297,026
Professional fees	351,736	764,289	879,830	1,995,855
Rent	-	196,946	195,447	392,393
Business development	9,381	28,132	2,245	39,758
Travel expense	133,901	21,410	106,343	261,654
Filing fees	-	-	26,990	26,990
Transaction (gains) losses	742	(35,172)	1,642	(32,788)
Office expenses	165,742	73,406	100,522	339,670
Communications expenses	28,894	97,419	55,310	181,623
Insurance expense	-	5,402	105,792	111,194
Other expenses	3,563	11,456	159,674	174,693
Total	$2,098,121	$2,317,914	$3,372,033	$7,788,068

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(279,346)	$(133,755)	$20,425	$(392,676)
Professional fees	(112,975)	(494,471)	384,573	(222,873)
Rent	-	(124,147)	(42,991)	(167,138)
Business development	106,759	(25,092)	2,811	84,478
Travel expense	(15,079)	(12,269)	(2,115)	(29,463)
Filing fees	-	-	2,562	2,562
Transaction (gains) losses	(742)	106,110	(1,642)	103,726
Office expenses	75,422	(47,181)	(67,764)	(39,523)
Communications expenses	52,638	29,998	24,909	107,545
Insurance expense	-	(5,402)	(3,396)	(8,798)
Other expenses	(2,059)	2,619	66,317	66,877
Total	$(175,382)	$(703,590)	$383,689	$(495,283)

Salaries, benefits, taxes and contractor payments were approximately $3.9 million for the nine months ended September 30, 2018 as compared to approximately $4.3 for the nine months ended September 30, 2017.  The decrease in salaries and benefits of approximately $0.4 million was primarily the result of the Company’s continued monitoring of labor costs in relation to processing revenues and also our mobile payment operations being combined with PayOnline.

Segment	Salaries and benefits for the nine months ended September 30, 2018	Salaries and benefits for the nine months ended September 30, 2017	Increase / (Decrease)
North American Transaction Solutions	$1,124,816	$1,404,162	$(279,346)
International Transaction Solutions	1,020,871	1,154,626	(133,755)
Corporate Expenses & Eliminations	1,758,663	1,738,238	20,425
Total	$3,904,350	$4,297,026	$(392,676)

Professional fees were approximately $1.8 million for the nine months ended September 30, 2018 as compared to approximately $2 million for the nine months ended September 30, 2017. The decrease was primarily the result of combining the mobile payment operations into PayOnline, which was offset by an increase in general legal fees in connection with certain litigation matters.

Nine months ended September 30, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$9,890	$31,115	$177,503	$218,508
SEC Compliance Legal Fees	-	-	269,168	269,168
Accounting and Auditing	-	7,815	292,500	300,315
Tax Compliance and Planning	-	-	25,500	25,500
Consulting	228,871	230,888	499,732	959,491
Total	$238,761	$269,818	$1,264,403	$1,772,982

Nine months ended September 30, 2017

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$23,418	$5,856	$60,819	$90,093
SEC Compliance Legal Fees	-	-	191,349	191,349
Accounting and Auditing	-	15,433	307,782	323,215
Tax Compliance and Planning	-	-	15,400	15,400
Consulting	328,318	743,000	304,480	1,375,798
Total	$351,736	$764,289	$879,830	$1,995,855

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(13,528)	$25,259	$116,684	$128,415
SEC Compliance Legal Fees	-	-	77,819	77,819
Accounting and Auditing	-	(7,618)	(15,282)	(22,900)
Tax Compliance and Planning	-	-	10,100	10,100
Consulting	(99,447)	(512,112)	195,252	(416,307)
Total	$(112,975)	$(494,471)	$384,573	$(222,873)

The decrease in rent for the nine months ending September 30, 2018 was the result of the office space lease for our mobile payment operations in Russia not being renewed as these operations were combined into PayOnline.

Transaction gains and losses represent changes in exchange rates between our functional currency and the foreign currency in which the transaction is denominated.

Communications expenses for the nine months ended September 30, 2018 increased by approximately $0.1 million, which was primarily due to due hosting and internet charges.

All other operating expenses were relatively in line with the previous nine month period.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash compensation expense was approximately $0.1 million for the nine months ended September 30, 2018 as compared to approximately $0.8 million for the nine months ended September, 2017. The majority of these expenses in the comparable prior nine month period were for employee and consultant equity incentive awards. For the nine months ended September 30, 2018, we  paid cash instead of issuing equity incentive awards.

We recorded a provision for bad debt expense of approximately $1.6 million for the nine months September 30, 2018, compared to a provision for bad debt expense of approximately $1.5 million for the nine months September 30, 2017. The net increase of approximately $0.1 million for the nine months ended September 30, 2018 is largely attributed to revenues for our North American Transaction Solutions segment increasing by approximately $6.3 million (or 16.7%) for the comparable period in the nine months ended September 30, 2018, which reflects our continued efforts to grow this segment.

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios plus depreciation expense on property and equipment, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements.  Depreciation and amortization expense for the nine months ended September 30, 2018 and 2017 remained stable as most of the property and equipment is now almost fully depreciated and amortized.

Interest expense for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, is as follows:

Funding Source	Nine months ended September 30, 2018	Nine months ended September 30, 2017	Increase / (Decrease)
MBF Notes	$10,359	$49,606	$(39,247)
RBL Notes	483,477	572,231	(88,754)
PPS Note	149,482	90,378	59,104
Other	51,592	182,338	(130,746)
Total	$694,910	$894,553	$(199,643)

Interest expense decreased for the nine months ended September 30, 2018 primarily due to payoffs to the RBL and MBF notes in the normal course of business, which was offset by an increase in interest expense on the PPS Note due to draw downs that occurred during the second half of 2017.

We recognized other income of approximately $365,000 for the nine months ended September 30, 2018, mainly arising from the reversal of approximately $312,000 of stock price guarantees, established in connection with the purchase of PayOnline Systems and other company payables.

The net income attributable to non-controlling interests amounted to approximately $68,000 for nine months ended September 30, 2018 as compared to net income of approximately $93,000 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Total assets at September 30, 2018 were approximately $24.8 million compared to approximately $32.3 million at December 31, 2017. The primary reasons for the net decrease in total assets was the result of cash utilized to fund operations and pay down notes payable, which was offset by an increase in intangible assets in connection with a portfolio acquisition which occurred during the third quarter of this year.

At September 30, 2018, we had total current assets of approximately $9 million and approximately $19 million at December 31, 2017. The primary reason for the decrease in current assets was the utilization of cash on hand to fund operations, pay expenses in the normal course of business and for the purchase of merchant portfolios and client acquisition costs.

We currently believe that we will require an additional $6 million to finance continuing operations as currently conducted over the next 12 months.

Additional funds may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects.

The net loss attributable to Net Element, Inc. stockholders was approximately $0.9 million for the three months ended September 30, 2018 compared to approximately $1.7 million for the three months September 30, 2017. The net loss attributable to Net Element, Inc. stockholders was approximately $3.4 million for the nine months ended September 30, 2018 compared to approximately $5.8 million for the nine months ended September 30, 2017.

Operating activities used approximately $3.3 million of cash for the nine months ended September 30, 2018 as compared to approximately $2.6 million of cash used for the nine months ended September 30, 2017. Negative operating cash flow for the nine months ended September 30, 2018 was primarily due to a net loss of approximately $3.4 million, and an approximate $2.1 million decrease in accounts payable and accrued expenses, which was offset by depreciation and amortization of approximately $1.8 million, which is a non-cash item. Negative operating cash flow of approximately $2.6 million for the nine months ended September 30, 2017 was primarily due to a net loss of approximately $5.8 million, an approximate $0.2 million net decrease of deferred revenue primarily resulting from amortization of annual fees, partially offset by an approximate $0.4 million increase in prepaid and other assets, an approximate $3.4 million decrease in account receivables, an approximate $2.4 million decrease in accounts payable and accrued expenses, primarily the result of paying down amounts related to the PayOnline acquisition, which was offset by depreciation and amortization of approximately $1.9 million, which is a non-cash item.

For the nine months ended September 30, 2018, investing activities used approximately $4 million in cash as compared to approximately $1.3 million used in investing activities for the nine months ended September 30, 2017 primarily due to the purchase of merchant portfolios and client acquisition costs in both periods.

Financing activities used approximately $1.5 million in cash for the nine months ended September 30, 2018 as compared to approximately $4.2 million of cash provided from financing activities for the nine months ended September 30, 2017. Cash used in financing activities for the nine months ended September 30, 2018 was primarily to repay long term debt. Cash provided by financing activities for the nine months ended September 30, 2017 was primarily from the sale of stock for approximately $1.2 million and proceeds and repayments from indebtedness, which netted approximately $3.2 million.

We have Russian operations that transact in foreign currencies primarily in Russian Rubles. The effect of exchange rate changes increased our U.S. Dollar-denominated cash balance by $15,036 for the nine months ended September 30, 2018 as compared to an increase of $19,504 for the nine months ended September 30, 2017.

Off-balance sheet arrangements

At September 30, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")).

Disclosure controls and procedures are designed to provide reasonable, but not absolute, assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Commission’s (the “Commission”) rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not deemed effective due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13(a)-15(f) and Rule 15(d)-15(f) under the Exchange Act), as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2017, under the heading “Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control

Management continues to address its remediation efforts during 2018. The Company had retained an advisory and consulting firm to assist management with the requirements needed in remediating disclosure control and procedures and internal controls over financial reporting. Management is currently continuing the process of reviewing and, where necessary, modifying controls and procedures throughout the Company.

In connection with our ongoing remediation initiatives, during the past two fiscal quarters, senior management, under the oversight of the Company’s Audit Committee, performed a comprehensive assessment of financial risk. This risk assessment included an identification and evaluation of the significant accounts and disclosures relating to financial reporting. Also during these past two quarters, the Company enhanced its disclosure controls and procedures by (i) establishing a disclosure committee; (ii) conducting training of key financial and operational managers in disclosure requirements; and (iii) requiring that a detailed disclosure questionnaire be completed by global unit leaders. Further, the Company conducted broad-based training for key employees and the Audit Committee regarding effective governance procedures, internal controls and compliance practices and Company policies and procedures.

Remediation initiatives are actively underway including the formalization of significant accounting and financial policies and procedures; assessing fraud risk; and introducing enhanced process controls at the Company’s foreign subsidiaries, including improving the consolidated financial statement closing and reporting processes.

The Company expects to maintain continuous monitoring and implement improvements, as deemed necessary and where applicable, report progress.

Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our quarter ended September 30, 2018 that are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated has its limitations, and as such, can provide only reasonable but not absolute assurance of achieving the desired control objectives.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

For a discussion of legal proceedings, Refer to Note 7. "Commitments and Contingencies” in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report, which section is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results of operation. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition and/or future operating results.

Item 6. Exhibits

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

Net Element, Inc.

Date: November 14, 2018	By:	/s/ Oleg Firer
Name: Oleg Firer
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey Ginsberg
Name: Jeffrey Ginsberg
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)