Form 10-K
period 2018-12-31
Net Element, Inc.
filed 2019-04-01
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Title of each class
Warrants, each exercisable for one share of Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ YES      ☒ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ YES     ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ YES     ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒ YES     ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2018 was approximately $22,904,233.

The registrant had 3,865,467 shares of common stock outstanding as of March 29, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Report may be forward-looking statements, including, statements regarding our future results of operations and financial position, our business strategy and plans, our objectives for future operations and any statements of a general economic or industry specific nature. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:

•	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;
•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
•	our and our bank sponsors’ ability to adhere to the standards of Visa and MasterCard payment card brand;
•	our reliance on third-party processors and service providers;
•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
•	our ability to retain clients, many of which are small- and medium-sized businesses ("SMBs"), which can be difficult and costly to retain;
•	our ability to pass along increases in interchange costs and other costs to our merchants;
•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
•	the effect of the loss of key personnel on our relationships with ISGs, card brands, bank sponsors and our other service providers;
•	the effects of increased competition, which could adversely impact our financial performance;
•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
•	the effect of adverse business conditions on our merchants;
•	our ability to adopt technology to meet changing industry and customer needs or trends;
•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
•	the impact of seasonality on our operating results;
•	the impact of any failure in our systems due to factors beyond our control;
•	the impact of any material breaches in the security of third-party processing systems we use;
•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;
•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
•	significant losses we have incurred and may continue to experience in the future;
•	foreign laws and regulations, which are subject to change and uncertain interpretation;
•	geopolitical instability and other conditions that may adversely affect trends in consumer, business and government spending;
•	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
•	the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward- looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and industry developments may differ materially from statements made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. If these or other risks and uncertainties (including those described in Part I, Item 1A of this Report and our subsequent filings with the U.S. Securities and Exchange Commission (the “SEC” or the “Commission”)) materialize, or if the assumptions underlying any of these statements prove incorrect, our actual results may be materially different from those expressed or implied by such statements. In addition, even if our results of operations, financial condition and liquidity, and industry developments are consistent with the forward-looking statements contained in this filing, those results or developments may not be indicative of results or developments in subsequent periods.

In light of these risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. Any forward-looking statement that we make in this filing speaks only as of the date of such statement, and we undertake no obligation to update any forward-looking statement or to publicly announce the results of any revision to any of those statements to reflect future events or developments, except as required by applicable law. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless specifically expressed as such, and should only be viewed as historical data.

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

We offer a broad range of payment acceptance and transaction processing services that enable merchants of all sizes to accept and process over 100 different payment options in more than 120 currencies, including credit, debit, prepaid and alternative payments. We also provide merchants with value-added services and technologies including integrated payment technologies, POS solutions, fraud management, information solutions and analytical tools.

We are differentiated by our technology-centered value-added service offerings built around our payments ecosystem and our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe these capabilities provide several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

●	Our ability to provide competitive products through use of proprietary technologies;
●	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;
●	Our ability to provide a single agnostic on-boarding and merchant management platform to our indirect non-bank sales force ("Sales Partners");
●	Our ability to provide management and optimization tools to our Sales Partners amongst multiple networks and platforms;
●	Our ability to serve customers with disparate operations in several geographies with technology solutions that enable them to manage their business as one enterprise; and
●

Our ability to capture and analyze data across the transaction processing value chain and use that data to provide value-added services that are differentiated from those offered by pure-play vendors that serve only one portion of the transaction processing value chain (such as only merchant acquiring or POS).

We have operations and offices located within the United States (“U.S.”) (domestic) and outside of the U.S. (international) where sales, customer service and/or administrative personnel are based. Through U.S. based subsidiaries, we generate revenues from transactional services, valued-added payment services and technologies that we provide to SMBs. Through wholly owned subsidiaries, we focus on transactional services, mobile payment transactions, online payment transactions, value-added payment services and technologies in selected international markets.

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

Products and Services Information

Our broad suite of services spans the entire transaction processing value chain of commerce enabling services and technologies and includes a range of front-end customer-facing solutions, as well as back-end support services and account reconciliation. We deliver our value-added solutions from a suite of proprietary technology products, software, cloud-based applications, processing services, fraud management offerings, and customer support programs that we configure to meet our client’s individual needs.

Many of our payment solutions are technology-enabled in that they incorporate or are incorporated into innovative, technology-driven solutions, including enterprise software solutions, designed to enable merchants to better manage their businesses.

Integrated and Vertical Markets. Our integrated and vertical market solutions provide advanced payments technology that is deeply integrated into business enterprise software solutions either owned by us or by our partners. We grow our business when new merchants implement our enterprise software solutions and when new or existing merchants enable payments services through enterprise software solutions sold by us or by our partners. Our primary technology-enabled solutions include integrated and vertical markets, ecommerce and multi-channel solutions, each as described below:

●

Unified Payments – doing business as Unified Payments, we provide businesses of all sizes and types throughout the United States with a wide range of fully-integrated payment acceptance solutions, value-added POS and business process management services;

●

PayOnline – through our subsidiary, PayOnline Systems (“PayOnline”), we provide a wide range of value-added online solutions in the selected international markets utilizing our fully-integrated, agnostic electronic commerce platform that simplifies complex enterprise online transaction processing challenges from payment acceptance and processing through risk prevention and payment security via point-to-point encryption and tokenization solutions;

●

Pay-Travel – integrated payment processing solutions to the travel industry, which includes integrations with various Global Distribution Systems (“GDS”) such as Amadeus®, Galileo®, Sabre®, additional geo filters and passenger name record (PNR) through Pay-Travel service offered by PayOnline;

●

Aptito POS Platform – an integrated POS platform developed on Apple’s® iOS and Android® mobile operating systems for the hospitality, retail, service and on the go industries. Our goal with Aptito is to create an easy to use POS and business management solution, which incorporates everything a small business needs to help streamline every-day management, operations and payment acceptance;

●

Restoactive – utilizing Aptito POS Platform architecture, we have developed and launched Restoactive, which seamlessly plugs into a current restaurant environment through integrations with some of the biggest POS and restaurant management platforms available on the market today;

●

Unified m-POS – mobile POS application makes accepting payments on the go easy and secure. Mobile application is EMV-compliant, accepts traditional and contactless transactions such as Apple Pay®. Unified m-POS application is available for download in Apple’s App Store and Google Play;

●	Zero Pay – zero-fee payment acceptance program for SMB merchants in the United States. Zero Pay program saves merchants costs involved in accepting credit and debit cards using mobile POS;
●

Netevia – our internally developed future-ready multi-channel payments and merchant management platform. Connecting and simplifying payments across sales channels through a single integration point, Netevia delivers end-to-end payment processing through easy-to-use APIs. The Netevia platform is the core of the company’s technology stack.

Recent Developments

During 2018 and through the filing of this Report, we completed a number of transactions and other accomplishments in pursuit of our strategy of enhancing financial results, creating a strong operational foundation and competitive advantage. We believe the following transactions and actions have focused and strengthened our company and improved our capital structure and cash flow.

Our primary actions and achievements during 2018, and through the filing of this Form 10K, were as follows:

●	Acquired recurring cash flow portfolio from Argus Merchant Services, projected to add over $4 million in gross profits over the next 4 years
●	Acquired recurring cash flow portfolio from Universal Payment Systems, projected to add over $5 million in gross profits over the next 4 years
●	Ranked as one of the fastest growing companies in North America on Deloitte's 2018 Technology Fast 500™
●	Jon Najarian of CNBC "Halftime Report" and "Fast Money", and Jonathan Fichman, a fin-tech and startup executive, joined our Company's Board of Directors

Recent Partnership and Achievements:

●	Entered into a partnership with Payment Club for subscription-based payment processing services for small businesses projected to add over $1.5 million in gross profits over the next 4 years
●	Partnered with VIP Systems to launch seamless payments for the multi-billion-dollar hospitality industry
●	Net Element was named one of the top 10 retail payment consulting/services companies of 2018 by Retail CIO Outlook magazine
●	Our subsidiary, Unified Payments, is among the first companies to achieve self-regulatory certification from the Electronics Transactions Association

Recently Completed Product Launches:

●

Launched multi-channel payments platform, Netevia, connecting and simplying payments across sales channels through a single integration point, delivering end-to-end payment processing through easy-to-use APIs. This model complements our ability to perform in a multi-channel environment, including point-of-sale (POS), e-commerce, and mobile devices

●	Launched multi-channel Blockchain-powered payments acceptance application as part of its Netevia platform
●	Launched subscription-based payment processing services for small businesses which targets the multi-billion dollar subscription economy
●	Launched Netevia Light POS, a seamless and secure mobile payments acceptance software available on smart terminals by PAX Technology
●	Launched Aptito on the world’s first smart payment terminal. This comprehensive POS solution is now available for restaurants on the Poynt Smart Payment terminal
●	Launched Netevia Smart Vendor payment solutions for B2B sales which will allow our Company access to the $7.7 trillion B2B sales market
●	Launched an intelligent payments solution that addresses the needs of North America’s annual $845 billion events industry
●	Launched “Fast Pass Funding”, a same-day funding service available through our Netevia platform.

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

Planned for 2019:

We will continue to focus on understanding our clients and addressing their payment acceptance needs in core market segments.

●	Continue growth in all key segments and expand our network of referral partners
●	Drive and improve client retention
●	Expand our client base in selected markets
●	Deliver value-added products to our clients to increase efficiencies and payment acceptance
●	Launch new tools to reach our clients, such as digital channels, and deepening partner relations

The global payments industry continued to deliver healthy growth during 2018, with underlying transaction volumes demonstrating even greater strength. We believe that new and disruptive technologies will provide us the opportunity to differentiate ourselves from our competition, continue developing and delivering innovative payment solutions in 2019 and beyond.

●	Continue to enhance Netevia, our future-ready multi-channel payments platform, enabling intelligent routing of payments for the application development community
●	Continue to scale and enhance new product launches that will add value to our clients
●	Extend our capabilities in next-generation POS hardware and software, and deepening our partner proposition
●	Commence trials of advanced technologies around business intelligence and mobile based payments acceptance
●

Continue the further development of disruptive emerging technologies such as blockchain technologies, payments enablement for Internet of Things (“IoT”), biometrics payment acceptance and artificial intelligence

●	Continue research and investments in future emerging payment technologies

Realize the full potential of our business model.

●	Deliver stronger organic growth
●	Develop additional payment network relationships to integrate with our technologies
●	Monetize acquisitions completed in 2018
●	Seek acquisition or investment opportunities to deepen our technological and distribution capabilities

We continue to believe that disruptive technologies such as blockchain, IoT, biometrics payments and artificial intelligence will play key roles in future commerce. These technologies will encourage innovation through development of value-added services and cater to both merchants and their customers.

We believe Netevia, our future-ready payments and merchant management platform will act as a framework and core for a number of value-added services that can connect merchants and consumers directly utilizing these disruptive technologies while increasing the economic efficiency of all transactions being made within the ecosystem. Specifically, Netevia delivers end-to-end payment processing through easy-to-use APIs and complements the Company’s ability to perform in a multi-channel environment, including point-of-sale (POS), e-commerce and mobile devices and will enable the Company to perform as a hub for disruptive emerging technology solutions.

Our Mission and Vision

Our mission is to power global commerce and allow our clients to conduct business globally through a centralized solution. We believe that by understanding the consumer behavior and the needs of our merchants is the most effective and, ultimately, the most profitable means to accomplish our mission and create long-term value for all stakeholders.

We drive client growth through our in-depth knowledge of global transactional services and related value-added service offerings which separate us from the competition.

Our vision is to set the standard for multi-channel payments acceptance and value-added service offerings with focus on the creation of an unified global transaction acceptance ecosystem. We believe in disruptive emerging technologies and, as such, we have developed Netevia, our future-ready multi-channel payments platform to support development of value-added solutions designed for everyday commerce. Moving forward, we believe exciting projects and disruptive technologies like blockchain, IoT, biometric payments and artificial intelligence will provide us the opportunity to continue developing innovative payments solutions, which will provide value to our clients.

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

Our Strategy

Our strategy is to capitalize on consumer appetite for digital payment methods, the perceived movement towards a cashless society. To continue to grow our business, our strategy is to focus on providing merchants with the ability to process a variety of electronic transactions across multiple channels. We seek to leverage the adoption of and transition to card, electronic and digital-based payments by expanding our market share through our distribution channels and services innovations. We also seek growth through strategic acquisitions to improve our offerings, scale and geography. We intend to continue to invest in and leverage our technology infrastructure and our people to increase our penetration in existing markets.

Key elements of our business strategy include:

●	Continued investment in our core technology and new technology offerings;
●	Allocation of resources and expertise to grow in commerce and payments segments;
●	Grow and control distribution by adding new merchants and partners;
●	Leverage technology and operational advantages throughout our global footprint;
●	Expansion of our cardholder and subscriber customer base
●	Continue to develop seamless multinational solutions for our clients;
●	Increase monetization while creating value for our clients;
●	Focus on continued improvement and operation excellence; and
●

Pursue potential domestic and international acquisitions of, investments in, and alliances with companies that have high growth potential, significant market presence or key technological capabilities.

With our existing infrastructure and supplier relationships, we believe that we can accommodate expected revenue growth. We believe that our available capacity and infrastructure will allow us to take advantage of operational efficiencies and increased margin as we grow our processing volume and expand to other geographical territories.

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

Business Segments

	North American Transaction Solutions	International Transaction Solutions

Clients:	Businesses and business owners of all types and sizes. Current focus on SMB merchants	Online businesses, merchants requiring cross-border payment acceptance, content providers and mobile applications of all types and sizes

Goals:	To help business grow commerce at the retail, online and m-POS. Enable multi-channel commerce	To help businesses transact online with ease and security and help digital merchants monetize their content in a mobile environment

Key Solutions:	● Integrated payments acceptance ● Value-added services ● Aptito POS technology ● m-POS technology ● Smart payment POS terminal ● Business performance analytics ● Marketing / loyalty

●  Integrated online and mobile billing solutions

●  Complete cross-border toolkit for online business

●  Integrated GDS transaction processing

●  Mobile content monetization and management

●  Security / risk management

●  Marketing / loyalty

Segment Revenue:	$59.1 million for 2018, up 16% from 2017	$6.6 million for 2018, down 27% from 2017
Dollars Volume Processed:	$2.9 billion for 2018, up 27% from 2017	$354 million for 2018, down 33% from 2017

We operate two reportable business operating segments: (i) North American Transaction Solutions and (ii) International Transaction Solutions. Our segments are designed to establish lines of businesses that support our client base and further globalize our solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. The principal revenue stream for all segments came from service and transaction related fees during 2018.

During the fourth quarter of 2017, we re-organized our segment data along geographic lines with two operating segments; North American Transaction Solutions and International Transaction Solutions. We also continue to break-out corporate overhead so that we can better see the stand-alone potential of each region.

Revenues from each of our operating segments as a percentage of total revenues are displayed in the below table.

	Year ended December 31,
	2018	2017
Total revenues generated:
North American Transaction Solutions	90%	85%
International Transaction Solutions	10%	15%

No country outside the U.S. represents greater than 10% of our total revenues.

Comparative segment revenues and related financial information pertaining to our segments for the years ended December 31, 2018 and 2017 are presented in the tables in Note 16, Segment Information, to our consolidated financial statements (the “Consolidated Financial Statements”), which are included elsewhere in this Report.

●

North American Transaction Solutions – This segment provides technology and services that businesses require to accept cashless transactions in a multi-channel environment, including retail card-present (or “swipe”), e-commerce or card-not-present mail order / telephone order (“MOTO”) transactions (referred to as “Merchant Acquiring”) as well as next-generation offerings such as mobile payment services, merchant performance analytical tools, merchant back office reporting, and our cloud-based Aptito POS platform, which includes hospitality, mobile POS (“m-POS”) and SMB retail point-of-sale applications (referred to as “Value-added Services”).

●

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

North American Transaction Solutions Segment

North American Transaction Solutions Operations. Our largest segment, North American Transaction Solutions, where through our subsidiary TOT Payments, LLC, doing business as Unified Payments, we provide businesses of all sizes and types with a wide range of fully-integrated payment acceptance solutions at the point of sale, including Merchant Acquiring, e-commerce, mobile commerce, POS and other business solutions. Our largest service in this segment is Merchant Acquiring, which facilitates the acceptance of cashless transactions at the POS, whether a retail transaction at a physical business location, a mobile commerce transaction through a mobile or tablet device, which includes m-POS acceptance, Android Pay™, Apple Pay™ and Samsung Pay or an electronic commerce transaction over the web. Geographical presence for this segment is North America.

Our North American Transaction Solutions segment revenues are primarily derived from processing payment acceptance transactions in a multi-channel environment for SMB merchants and includes fees for providing processing, loyalty and software services, and sales and support of POS devices. Revenues are generated from a variety of sources, including:

●

Discount fees charged to a merchant for processing of a transaction. The discount fee is typically either a percentage of the purchase amount or an interchange fee plus a fixed dollar amount or percentage;

●	Processing fees charged to merchants for processing of a transaction;
●	Processing fees charged to our Sales Partners who have outsourced their transaction processing to us;
●	Sales and support of POS devices;
●	Fees from providing reporting and other services;
●	Software license fees for Aptito POS platform, which includes hospitality and SMB retail point-of-sale application;
●	PCI compliance fees charged to a merchant for providing PCI compliance on annual basis; and
●	Business software license fees for merchant analytics and back office reporting.

We typically provide our services as part of a broader payment acceptance solution to our business clients across multiple channels, including:

●	Retail Merchants – physical businesses or storefront locations, such as retailers, supermarkets, restaurants, hotels and other brink and mortar facilities, which we refer to as Retail;
●

Mobile Merchants – physical businesses with remote or wireless storefront locations, such as small retail and service providers that use mobile devices with POS capabilities to accept electronic payments, which we refer to as Mobile; and

●

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

Sales & Marketing Compensation – As compensation for their referral of merchant accounts, we pay our Sales Partners an agreed-upon recurring commission, or percentage of the income we derive from the transactions we process from the merchants they refer to us. The amount of the recurring commissions we pay to our Sales Partners varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each group refers to us. We provide additional incentives to our Sales Partners, including, from time to time, advances and merchant acquisition bonuses that are secured by income earned from the referred merchant and repayable from future compensation that may be earned by the groups in respect to the merchants they have referred to us. For the year ended December 31, 2018 and 2017, we had provided merchant acquisition incentives to Sales Partners in an aggregate amount of approximately $1.6 million and $1.8 million, respectively. Our organic growth plan calls for future incentives to be funded to our Sales Partners for referred merchants.

North American Transaction Solutions. Our solutions are designed to help SMB merchants accept cashless payments in a multi-channel payment environment, which spans across POS, e-commerce, mobile devices and smart payment terminals.

Aptito POS Platform – An integrated POS platform developed on Apple’s® iOS and Android® mobile operating systems for the hospitality, retail, service and on the go industries. Our goal with Aptito is to create an easy to use POS and business management solution, which incorporates everything a small business needs to help streamline every-day management, operations and payment acceptance as well as provide efficient ways to decrease labor and operation expenses by automating routine processes through innovative technologies.

●

Aptito Restaurant POS – proprietary, fully integrated cloud-based POS and restaurant management system developed on Apple’s® iOS and Android® mobile operating system is designed to be used as a stand-alone all digital POS or be extended to include: m-POS, self-ordering kiosk, digital menus, pay at the table EMV and NFC ready card readers, cash drawers, receipt and kitchen printers. The need for uptime in a hospitality environment is paramount and as such our Aptito Restaurant POS local server allows our merchants to remain online, even if the Internet connection to the cloud is lost. Our local server solution is automatically synchronized with the cloud, providing 99.99% uptime.

●

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

●

Aptito Kiosk – innovative self-order kiosk gives customers complete control over their restaurant experience. Our innovative solution is a stellar addition to any hotel, fine dining or quick service restaurant and increases profit and decreases labor cost.

●

Aptito Smart Payment Terminal – Aptito & Poynt, partnered to provide restaurants with a most robust seamless POS Solution using the latest technology available. By using the Aptito POS application on Poynt’s smart payment terminal, business owners can finally accept payments anywhere and get access to Poynt value-added applications marketplace to further expand Aptito POS capabilities.

●

Restoactive – utilizing Aptito POS Platform architecture, we have developed and launched Restoactive, which seamlessly plugs into a current restaurant environment through integrations with some of the biggest POS and restaurant management platforms such as: MICROS®, POSitouch®, Aloha® and Symphony®. By integrating into the leading POS and restaurant management platforms, Restoactive is now accessible by over 500,000 restaurants in the United States. We believe Restoactive to be the first of its kind integrated platform, which introduces an all-in-one digital menu, kiosk and m-POS application into an existing POS environment without the need to displace existing restaurant management platforms.

●

Unified m-POS – mobile application is available on Apple® iOS and Android® mobile operating platforms and makes it easier and safer to take business on the go. Whether at the local farmer’s market or at a customer’s site, Unified m-POS accepts payments with ease and security. Mobile application is EMV-compliant, accepts traditional and contactless transactions such as Apple Pay®. Unified m-POS allows merchants to send invoices to their customers and utilize the Zero Pay program to accept credit and debit payments while saving on processing fees. Unified m-POS application is available for download in Apple’s App Store and Google Play.

In addition to enhancing our ability to drive core merchant acquiring sales, Aptito POS Platform allows us to earn incremental revenue from business clients. Currently, revenue model is based on a SaaS fee, which we bill on a per station basis and additional services fee, which we bill for additional applications we offer.

We also believe that Aptito POS Platform can help enhance client retention because we believe it will become core to our clients’ businesses and position us as a value-added partner. For example, business owners may use our business management tools to manage their employees’ work schedules, payroll, patron reservations, operate customer loyalty and gift card programs, manage inventory, and/or provide analytics on their business.

Other POS Platforms – We act as an authorized dealer for various POS manufacturers and POS software providers and deploy these systems where our proprietary products are not the best fit. Systems we offer are fully integrated with our payment acceptance capabilities.

Netevia Payments Platform – We believe Netevia, our future-ready payments platform will act as a framework and core for a number of value-added services that can connect merchants and consumers directly utilizing disruptive technologies while increasing the economic efficiency of all transactions being made within the ecosystem. Specifically, Netevia Payments Platform delivers end-to-end payment processing through easy-to-use APIs and complements the Company’s ability to perform in a multi-channel environment, including POS, e-commerce and mobile devices and will enable the Company to perform as a hub for disruptive emerging technology solutions. Netevia Payments Platform is the core of the Company’s technology stack.

●

Netevia Payment Gateway – Netevia's online payment gateway provides a set of APIs for online sellers to integrate payment acceptance, both B2C and B2B, into their platforms. Advanced merchant hierarchy and management functions include a virtual terminal and a suite of fraud management tools.

●

Netevia Light POS – the combination of Netevia Light POS application and PAX Technology’s Android-based interactive smart payment terminals offers a robust and flexible state-of-the-art solution to help merchants seamlessly transact across multiple touch points, providing a convenient way of doing day-by-day operations through a modern, self-explainable user interface and user experience. A variety of functions, such as gratuity adjustment, on-screen signature capture, invoicing and support of the Zero Pay program makes this solution ideal for many types of businesses.

●

Netevia Invoicing – invoicing solution that offers an ability to track and reconcile payments while allowing customers to receive and pay invoices via a Netevia HQ. Tasks that were once manual are now streamlined and automated, providing accounts receivable teams with a clear and complete view of invoice details and statuses.

●

Netevia CryptoPay – fully compliant and secure multi-channel blockchain-powered cryptocurrency payment acceptance application available across multiple touch points including face-to-face via smart payment terminals and e-commerce, as well as, via API.

Merchant Management Platform – We have developed Netevia, a merchant management platform. Netevia HQ is a value-added module of Netevia Payments Platform and is designed to enhance responsiveness of our Sales Partners and improve sales efficiency. The cloud-based solution provides to both Sales Partners and merchants an integrated toolkit to more effectively manage a variety of sales, operations, reporting and accounting functions. The system is designed to improve conversion rates, technology advisory functions and to reduce deployment time for merchants. It also allows troubleshooting of merchant issues in real-time with built in underwriting and risk monitoring functions. Netevia HQ is currently one of the few cloud-based systems nationwide that allows Sales Partners to onboard and monitor merchants on multiple processing platforms through a single interface.

●

Netevia HQ for Sales Partners – allows Sales Partners to onboard merchants on multiple processing platforms available in the U.S. Its merchant underwriting and boarding process is seamless and paperless. Merchant Library allows Sales Partners to safely store and retrieve any agreement, form or contract related to merchants. Sales Partners that utilize the system are equipped with flexible merchant pricing options, risk management modules and residual and sales incentive calculations, which allow easier management of most of their day-to-day operations. Sales Partners compensation and merchant profitability can be managed using multi-level, single-click, drill-down navigation to pricing, detail, and summary statement information.

●

Netevia HQ On the Go – fully integrated, digital onboarding interface designed for Sales Partners and merchants, streamlines and automates merchant account sign-up process, delivers real-time decisions and paperless boarding approval from online and mobile devices. Mobile boarding capability facilitates API-driven, instant boarding to multiple payment processing platforms and provides new merchants with a modular approach for providing their personal and business information. The platform manages underwriting, risk assessment, merchant ID assignments and is compliant with banking standards such as Know Your Customer regulations.

●

Netevia HQ for Merchants – integrated reporting, accounting and analytics back office solution for SMB merchants with access to value-added solutions that increase productivity. A variety of reporting tools along with easy to understand charts enables merchants to analyze sales and improve performance. The ticket system allows merchants direct communication with Company’s service and technical support designed to improve the customer service experience.

●

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

North American Transaction Solutions Industry Mix and Geography. In the United States, we have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed. These include:

●	Restaurants
●	Schools and educational services
●	Brick and mortar retailers
●	Convenience and liquor stores
●	Professional service providers
●	Hotel and lodging establishments

Merchants we served in the North American Transaction Solutions segment during 2018 processed an average of $17,900 per month in cashless transactions with an average transaction value of approximately $50 per transaction. Larger payment processors have traditionally underserved these merchants. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with tailored solutions and on-going services that larger merchants typically receive from larger payment processing providers.

Our total North American Transaction Solutions processing volume for the year ended December 31, 2018 was approximately $2.9 billion, a 27% increase over processing during the year ended December 31, 2017.

Our card-present processing volume for the year ended December 31, 2018 represented 76% of the total North American Transaction Solution volume, and card-not-present processing volume represented 24%.

As of December 31, 2018, approximately 43.2% of our SMB merchants were restaurants and 17.0% were health and beauty services, 11.2% were general merchandise, and 10.0% were professional services. The high concentration in restaurants reflects the efforts of our sales team actively targeting our Aptito POS product line. The following table reflects the percentage concentration of our merchant base by category:

	2018	2017
Restaurants	43.2%	39.6%
Health / Beauty	17.0%	22.0%
General Merchandise	11.2%	16.0%
Professional Services	10.0%	8.1%
Automotive	6.6%	7.1%
Food Stores	6.8%	5.8%
Educational Services	2.4%	4.4%
Hotels / Motels	1.8%	1.6%
Other	1.0%	1.0%

In December 2018, SMB merchants located in the following states represented the following percentage of our SMB card processing volume: New York represented 24.5%, Florida represented 11.34% California represented 9.12%, New Jersey represented 6.4% and Texas represented 5.5%. No other state represented more than 5% of our total SMB card processing volume. Our geographic concentration tends to reflect states where we maintain a stronger sales force. We believe that the loss of any single SMB merchant would not have a material adverse effect on our financial condition or results of operations.

North American Transaction Solutions Risk Management. In the United States, we focus our sales efforts on low-risk bankcard merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses. While we also board higher risk merchants which provide a higher gross margin, these accounts are closely monitored by our risk underwriting department.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants, Independent Sales Groups and ourselves. Our Underwriting and Risk Management Policy and procedures help to protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures. In 2018, we experienced losses of approximately $129,000 (or .004%) of our SMB card processing volume.

We employ the following systems and procedures to minimize our exposure to merchant and transaction fraud:

●

Merchant Application Underwriting – there are varying degrees of risk associated with different merchant types based on their industry, the nature of the merchant’s business, processing volumes and average transaction size. As such, varying levels of scrutiny are needed to evaluate a merchant application and to underwrite a prospective merchant account. These range from basic due diligence for merchants with low risk profiles to more comprehensive review for higher risk merchants. The results of this assessment serve as the basis for decisions regarding acceptance of the merchant account, criteria for establishing reserve requirements, processing limits, average transaction amounts and pricing. Once aggregated, these factors also assist the Company in monitoring transactions for those accounts when pre-determined criteria have been exceeded.

●

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

●

Investigation and Loss Prevention – if a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bankcard network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. Additionally, Relationship Managers may be instructed to retrieve equipment owned by us. In addition, to protect ourselves from unexpected losses, we maintain a reserve account with our sponsoring bank, which can be used to offset any losses incurred at a given time. As of December 31, 2018, our reserve balance was approximately $604,000. The reserve is replenished as required by funding 0.03% of bankcard processing volume. In the case of our self-designated bin, this is triggered when it falls below $25,000. This reserve is accounted for on our consolidated balance sheet under the caption “other long-term assets” and reflected as restricted cash for purposes of the statement of cash flows.

●

Reserves – some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2018, total reserve deposits were approximately $6.4 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.

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

Sponsoring Bank. We have agreements with several banks that sponsor us for membership in the Visa, MasterCard, American Express and Discover card brands and settle card transactions for our merchants. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number (“BIN”) for Visa transactions and Interbank Card Association (“ICA”) number for MasterCard transactions. The principal Sponsoring Bank through which we processed the majority of our transaction in the United States during 2018 was Citizens Bank, N.A. In addition, we process transactions through BIN sponsorship agreements with Esquire Bank, N.A. and Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks.

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

International Transaction Solutions Segment

International Transaction Solutions Operations. Through our subsidiary, PayOnline, we provide a wide range of value-added online and mobile solutions utilizing our fully-integrated, platform agnostic electronic commerce offering that simplifies complex enterprise online transaction processing challenges from payment acceptance and processing through risk prevention and payment security via point-to-point encryption and tokenization solutions. Our proprietary SaaS suite of solutions for electronic and mobile commerce gateway and payment processing platform is compliant at Level 1 of PCI DSS, streamlines the order-to-cash process, improves electronic payment acceptance and reduces the scope of burden of PCI DSS compliance. PayOnline holds a leadership position in the Russian Federation as one of the largest independent Internet Payment Services Provider (“IPSP”).

During 2017, we combined our online and mobile payments business into a single International Transaction Solutions segment. Our online payment solutions company, PayOnline, now provides all operational support for our mobile payments business. Our mobile payments business is transitioning to a joint venture business model and we are in discussions with several potential partners regarding joint business development.

Our International Transaction Solutions segment revenues are primarily derived from processing cashless transactions for online merchants and includes fees for providing processing, loyalty and software services. Revenues are generated from a variety of sources, including:

●	Discount fees charged to a merchant for processing of a transaction. The discount fee is typically a percentage of the purchase amount;
●	Processing fees charged to merchants for processing of a transaction;
●	Processing fees charged to our sales partners who have outsourced their transaction processing to us;
●	Fees from providing reporting and other services;
●	Software license fees for white-label platform;
●	Payment gateway transaction fees;
●	Business software license fees for merchant analytics, back office reporting; and monetarization;
●	Big Data monetization through upsell on payment confirmation page to the end consumer.

International Transaction Solutions Marketing. The vast majority of International Transaction Solutions sales are direct sales, through our marketing efforts and fully automated leads management system. The marketing department of International Transaction Solutions segment consists of 4 specialists, responsible for product pricing, company branding and positioning, monitoring of competitors and technological developments, public relations and web marketing activities. Our marketing mix includes, but not limited to:

●	Search Engine Optimization – PayOnline is in the top 10 results with most frequently used keywords in Google.ru and Yandex search engines.
●	Social Media – PayOnline social media channels include Facebook, Vkontakte, Twitter, and YouTube.
●	Corporate Blog – Our corporate blog featured on popular developer communities like HabraHabr and GeekTimes is consistently in the Top 10.
●	Industry Research – Every year PayOnline specialists prepare and publish over 120+ research papers on popular e-commerce and IT development forums.
●	RUNET – PayOnline is a payment processing provider for RUNET-ID (Russia’s largest Internet professionals’ social platform), Russian Internet Forum and Russian Interactive Week.
●	Conferences – Every year our experts participate in 30+ trade shows and professional conferences.
●	Education – Our senior managers are frequently invited by top Russian Federation universities and business schools as lecturers.

Merchants we served during 2018 in the International Transaction Solutions segment processed an average of $49,000 per month in cashless transactions with an average transaction value of approximately $13 per transaction. Banks and traditional processors have traditionally underserved these merchants due to multi-national and cross-border requirements for these merchants.

Our total International Transaction Solutions processing volume for the year ended December 31, 2018 was approximately $354 million, a 33% decrease over processing during the year ended December 31, 2017.

During 2018, our sales department consisted of 3 specialists who are responsible for managing the leads, execution of the client agreements, client boarding, customization of the solutions, implementation of the payment acceptance solutions and post-sale client relationship

International Transaction Solutions. Our solutions combine payment processing, mobile commerce, online shopping cart tools, web site design, web hosting and web related services which enable businesses to establish a presence and commercial capability on the Internet in a quick and simple fashion.

PayOnline Platform – We have developed the PayOnline Platform, a proprietary technology platform serving large and fast-growing internet-led multinationals with complex payment needs, supported by our vertical expertise. Our reliable and secure proprietary technology platform enables merchants to accept a vast array of payment types, across multiple channels, anywhere in the world. Utilizing PayOnline Platform, we have built universal flexible payment solution adapted for websites and mobile applications. The solution includes:

●	Personal Client Area: web-interface for clients to control and manage payments.
●	Adaptive payment form with the possibility of customization.
●	Simple payment process: binding card to account, moment payments, recurrent payments, temporary blocking of payment, reserving of payments, invoicing by e-mail.
●	Customization of protocol 3-D Secure for client's business needs.
●	Ability to customize the default settings of anti-fraud system.
●	Integrations with various Global Distribution Systems (“GDS”) such as Amadeus®, Galileo®, Sabre®, additional geo filters and passenger name record (PNR).
●	Integrations with Apple iOS, Android and Microsoft mobile platforms for mobile application.

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

International Transaction Solutions Competition. International Transaction Solutions segment primarily competes with other companies operating in the online payment processing market in emerging markets. In our key geographical market – Russian Federation, we compete primarily with the acquiring banks and payment processors (including payment aggregators). We cannot compete with acquiring banks or payment processors on pricing. Our major advantages relate to our robust, payment processor agnostic solution that simplifies complex enterprise online payment processing challenges from payment acceptance and processing through to risk prevention and payment security via tokenization solutions. Our competitive advantages include:

●	Suite of individually tailored e-commerce solutions
●	Payment conversion management
●	Seamless client payment acceptance implementation
●	Quick development and implementation of custom payment acceptance solutions
●	Multiple integrated payment acceptance methods
●	Wide geography of payment acceptance with a single integration
●	More than 120 currencies accepted worldwide
●	Proprietary Anti-Fraud System

International Transaction Solutions Industry Mix. We have developed significant expertise in industries that we believe present opportunities for growth. These include:

●	Internet stores
●	Professional service providers
●	Travel services
●	Telecommunications
●	Social media networks
●	Financial services
●	Utilities and government services
●	Digital content providers

The following table reflects the percentage concentration of our merchant base by class:

	2018	2017
Internet Stores	46.0%	36.8%
Professional Service	10.0%	23.0%
Travel Services	6.0%	17.2%
Telecommunications	13.0%	12.0%
Social Media Networks	-%	3.3%
Financial Services	-%	1.1%
Utilities and Government Services	-%	0.4%
Digital content providers	3.0%	3.4%
Other	22.0%	2.8%

International Transaction Solutions Risk Management. In the emerging markets, we focus our sales efforts on electronic commerce merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses and provide our merchants with cross-border payment acceptance.

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

Manual Risk Management involves specialists of our Underwriting and Risk Management Department, who are responsible for the following:

●	Analysis of risks and underwriting of our partners, i.e. acquiring banks, financial companies and payment processors
●	Analysis of potential risks and underwriting of our potential clients, i.e. merchants accepting payments over internet
●	Manual validation of disputed payments
●	Advising of our potential and current clients on how to correctly setup up fraud monitoring methods and tools
●	Future development of our fraud monitoring and prevention systems, based on the client needs and recent trends in e-commerce and m-commerce marketplace and regulations

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

●

Advance monitoring of the bank card transaction in automated mode, using 150 filters, individually tuned for each client, where each transaction is evaluated by key parameters, such as country where bank card is issued, country from where the payment is requested, amount of payment, amount of all payments by this card in the past 24 hours/month, IP address, etc.

●	Additional validation of the bankcard by using 3-D Secure protocol or validation by charging random amount on the card.
●	Monitoring of the transactions by specialists of the Underwriting and Risk Management Department.

Online Solutions Licensing and Certifications. In order to perform services at the highest level of safety and quality of service, PayOnline holds various industry certifications and licenses.

●

PCI DSS Level 1 – PayOnline is certified to Payment Card Industry Data Security Standard (“PCI DSS”) Level 1 standard version 3.2 PCI DSS. Certificate received by PayOnline March 2, 2018, allows the company to process online payment transactions. During 2018, PayOnline was certified to PCI DSS Level 1 version 3.1, as of March 8, 2018.

●

SDP / CISP – PayOnline has passed international certification by Visa and MasterCard and is involved in MasterCard Site Data Protection (“SDP”) program and the Visa Cardholder Information Security Program (“CISP”).

●

MasterCard – Since 2009, PayOnline is accredited as the official international Service Provider of MasterCard Worldwide, participates in the MasterCard SDP program and, in addition, has the status of MasterCard DataStorage Entity.

●

Visa –Since 2009, PayOnline is accredited as the official Service Provider of Visa International payment system, participates in the Visa CISP program and holds the status of Visa Third Party Processor (“TPP”).

●

Cryptographic Transport Layer Security (“TLS”) Protocol – Data exchange between the enterprise e-commerce and PayOnline is made via secure channels, using the HTTPS protocol. TLS cryptographic protocol uses asymmetric cryptography for authentication, symmetric encryption for confidentiality and authenticity of the message codes to preserve the integrity of messages.

●

Qualys – PayOnline regularly passes ASV-scan procedure (automated external security audit) provided by Qualys in accordance with the requirements of international payment systems to companies with certified PCI DSS. Approximately 50 companies from the Forbes Global 100 list use Qualys to secure their business.

International Transaction Solutions Sponsoring Banks and Data Processors. Because we are not a “member bank” or a licensed financial services institution as defined by Visa, MasterCard, American Express and Discover (“Card Brands”), in order to authorize and settle payment transactions for merchants, we must be partner with a financial institution that holds member bank status with the Card Brands (“Partner Bank”) and various third-party vendors (“Data Processors”) to assist us with these functions. Card Brand rules restrict us from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of a Partner Bank until the merchant is funded.

Partner Banks. Since 2008, PayOnline has been working to increase the number of partnership agreements and platform integrations with different banks, financial institutions and payment processors. Our worldwide expansion requires a broader range of regions and currencies covered by such partnership agreements, enabling us to provide international payment processing.

Our key partnerships and integrations in the Russian Federation include:

●	Bank of Moscow	●	QIWI Bank
●	VTB Bank	●	WebMoney
●	Round Bank	●	Absolutbank
●	Raiffesenbank	●	Yandex.Money
●	SDM Bank

Our key international partnerships and integrations include:

●	Latvijas Pasta Banka	●	Kyrgyzkommertsbank
●	Rietumu Bank	●	Paysafe
●	Wirecard Bank	●	Authorize.net
●	Kazkommertsbank	●	Skrill
●	Kazkommertsbank Tajikistan	●	PayPal
●	Poynt	●	Paya
●	TSYS	●	Esquire Bank
●	Experian	●	Docusign
●	Clover	●	Cardflight
●	HP	●	Pax

As an example of processing an electronic payment, the below diagram illustrates the participants involved in a payment transaction. There are four main participants, the Merchant, the Service Provider (PayOnline), the Partner Bank and the Data Processor (PayOnline). Merchants are primarily business owners that accept credit card payment in exchange for their merchandise and services.

Research and Development

We recognize the importance of having access to the leading technology in order to develop advanced products for our customers, independent sales agents, consumers and for our own internal use. To this end, development of our products is conducted in-house. We are maintaining three development centers and four development teams of IT architects, quality assurance professionals and software developers. We support mobile platforms including Apple® iOS, Android®, and Windows®. We also support server-side software development for Java, ASP.NET, and PHP platforms. We also provide user experience (UX) and user interface (UI) engineering and system administration dedicated to financial services and value-added technology businesses.

Our IT development center is headquartered in North Miami Beach, Florida (U.S.), where we employ a Chief Technology Officer (“CTO”) and POS products Testing & Development Engineer.

Our Moscow (Russia) IT development center employs two technical directors, managing the PayOnline platform development teams.

Our representative office in Yekaterinburg (Russia) employs two team leaders managing Netevia and our value-added services development teams.

Intellectual Property

We have several trademarks and service marks, which are important to our business. The following trademarks and service marks are the subject of trademark registrations and are used in our financial services business:

●	Net Element	●	Restoactive
●	Unified Payments	●	TOT
●	PayOnline	●	Netevia
●	Payonline.ru	●	Aptito
●	Digital Provider	●	Team Unified

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

Employees

Our total number of staff as of December 31, 2018 was 88 full-time employees. The staff North American Transaction Solutions segment includes 71 employees, of which 27 work for Net Element Software located in Yekaterinburg, Russia and for International Transaction Solutions, Moscow, Russia we had 17 employees.

Corporate History

Our Company was formed in 2010 and incorporated as a Cayman Islands exempted company with limited liability under the name Cazador Acquisition Corporation Ltd. (“Cazador”). Cazador was a blank check company incorporated for the purpose of effecting a merger; share capital exchange; asset acquisition; share purchase; reorganization or similar business combination with one or more operating businesses or assets. In 2012, Cazador completed a merger (the “Merger”) with Net Element, Inc., a Delaware corporation, which was a company with businesses in the online media and mobile commerce payment processing markets. Immediately prior to the effectiveness of the Merger, the Company (then known as Cazador) changed its jurisdiction of incorporation by discontinuing as an exempted company in the Cayman Islands and continuing and domesticating as a corporation incorporated under the laws of the State of Delaware. Effective upon consummation of the Merger, (i) Net Element, Inc. was merged with and into the Company, resulting in Net Element ceasing to exist and the Company continuing as the surviving company in the Merger, and (ii) the Company changed its name to Net Element International, Inc. In 2013, the Company divested its non-core entertainment assets. In December 2013, the Company changed its name to Net Element, Inc. We entered the mobile payments business through the launch of Tot Money (renamed Digital Provider in 2015) in Russia in 2012. We entered the financial technology and value-added transactional service business through the acquisitions of Unified Payments in April 2013 and Aptito in June 2013. We entered the online payment business with our acquisition of PayOnline in May 2015. During 2017, Digital Provider's operations were combined into PayOnline.

Our principal office is located at 3363 NE 163 rd Street, Suite 705, North Miami Beach, Florida 33160, and our main telephone number is (305) 507-8808.

Regulations

Various aspects of our business are subject to U.S. and non-U.S. federal, state and local regulation. The operations of PayOnline, are subject to regulation in non-U.S. markets it operates in and may become subject to the laws and regulations of additional foreign jurisdictions as and when its business expands into additional markets. Many domestic and foreign laws and regulations that affect companies conducting business on the Internet and companies transmitting user information and payments via text message or other electronic means are still evolving and the interpretation of such laws and regulations are often uncertain. Failure to comply with applicable laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties and/or fines. The services of PayOnline to mobile phone carriers also are subject to certain of the rules and policies of such carriers and ongoing contractual covenants with such carriers, the violation of which may result in penalties and/or fines and possible termination of PayOnline's services. Certain of our services are also subject to rules set by various payment networks, such as Visa and MasterCard, as more fully described below under "Association and Network Rules".

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

Rules and Policies of and Contractual Covenants with Mobile Phone Carriers. While not governmental regulation, PayOnline is subject to certain of the rules and policies of mobile phone carriers to which PayOnline provides payment processing services and ongoing contractual covenants with such mobile phone carriers. The mobile phone carriers may from time to time update or otherwise modify or supplement their rules and policies. PayOnline periodically is subject to the imposition of fines or penalties as a result of failure to comply with such rules, policies and/or contractual covenants. PayOnline’s failure to comply with the mobile phone carriers’ respective requirements or to pay the fines or penalties they impose could result in the termination of PayOnline’s services.

Telematics Laws and Regulations in the Russian Federation. The relationships between PayOnline and telecommunications carriers in Russia are governed by the general rules of civil law for the provision of services (Chapter 39 of the Civil Code of the Russian Federation). In addition, because the “information and entertainment services” (content services) provided by PayOnline are inextricably linked with the networks of telecommunications carriers, these services are subject to the requirements of the Rules of Mobile Communications Services Provision, approved by the Decree of the Russian Federation Government dated May 25, 2005 No. 328. These Rules govern the relationship between a customer using mobile communication services and a telecommunications carrier in respect of mobile radio communications services, mobile radiotelephone services and/or mobile satellite radio services in the public network. Although PayOnline is not a telecommunications carrier, many requirements of such Rules are present in PayOnline’s contracts with telecommunications carriers, and such contracts impose responsibility and liability on PayOnline for violations.

PayOnline has a license for the provision of telematics services in Russia. PayOnline is considered an operator of telematics services in Russia because it has a direct connection to equipment of telecommunications carriers and it affects electronic communications (i.e., receiving, processing and/or transmitting electronic messages). Operators of telematics services in Russia are regulated by the Federal Law “On Communication” dated July 2, 2003 No. 126-FZ. This Federal Law provides the legal basis for activity in the field of communications in the Russian Federation and territories under the Russian Federation jurisdiction, defines the powers of public authorities in the field of communications, as well as the rights and responsibilities of persons involved in such activities or using communication services. PayOnline also is subject to the Rules of Telematics Services Provision approved by the Decree of the Russian Federation Government dated September 10, 2007 No. 575. These Rules govern the relationship between a customer or a user, on the one hand, and a telecommunications carrier providing telematics communication services, on the other hand, in the provision of telematics communication services.

The activity of PayOnline to some extent is regulated by the Federal Law “On Operational and Investigative Activities” dated August 12, 1995 No. 144-FZ. This Federal Law determines the content of the operational and investigative activities in the Russian Federation, and provides for a system of guarantees in the process of operational and investigative operations. Operational and investigative activities include activities carried out openly and secretly by operational branches of certain government bodies in order to protect life, health, rights and freedoms of the person and the citizen, property, security of the society and the state from criminal attacks.

In carrying out activities on the Internet in Russia, PayOnline is subject to the Federal Law “On Advertising” dated March 13, 2006 No. 38-FZ. The objectives of this Federal Law are the development of markets for goods and services based on the principles of fair competition, ensuring the common economic space in the Russian Federation, the realization of the rights of consumers to receive fair and accurate advertising, creating favorable conditions for the production and distribution of public service announcements, preventions of violations of the Russian Federation on advertising, as well as the suppression of improper advertising. PayOnline’s activities on the Internet in Russia also are subject to the Federal Law “On Protection of Children from Information Harmful to Health” dated December 29, 2010 No. 436-FZ. This Federal Law provides regulations protecting children from information harmful to their health and/or development.

Concerning relations with Federal communication service providers, PayOnline can be involved in regulation of personal data of subscribers. In case of transferring by Federal communication service providers’ information which includes personal data PayOnline has to take measures to protect such data as the operator of personal data must take. The list of such measures is described in Federal Law “On Personal Data” dated 27.07.2006 No 152. This Federal Law and Federal Law “On Communication” establish rules of usage of personal data of subscribers. Taking into account that this regulation is to be applied only in case of transferring information with personal data from Federal communication service providers it is important to clarify that common execution of contracts with these providers do not stipulate transferring of personal data.

Seasonality

Historically, we have experienced seasonal fluctuations in our revenues as a result of consumer spending patterns, especially in the restaurant business. Revenues have been weaker during the first quarter of the calendar year and stronger during the second, third and fourth quarters. We expect our business to continue experiencing seasonal fluctuations consistent with this historical pattern.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended ('the Exchange Act") and file or furnish reports, proxy statements, and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, also are available free of charge on the investors section of our website at http://investor.netelement.com/en/ir when such reports are available on the SEC’s website. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on the investors section of our website.

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

Since our inception, we have incurred significant operating losses. We sustained a net loss of approximately $5 million for the year ended December 31, 2018 and an accumulated deficit of approximately $172.2 million at December 31, 2018. We had a negative working capital of approximately $1.3 million at December 31, 2018. Our current assets at December 31, 2018 included approximately $1.6 million in cash, $6.3 million of accounts receivable and $1.7 million in prepaid expenses. Our current liabilities included approximately $8.9 million in accounts payable and accrued expenses, $1.5 million in deferred revenue and $433,000 in current notes payable. As of the filing date of this Report with the SEC, management expects that our cash balance, cash flows from operations, and access to our credit facilities, if required, will be sufficient to fund our $3.3 million projected operating cash flow shortfall over the next twelve months. We may continue to incur losses in the future and may never generate revenues sufficient to become profitable or to sustain profitability.

The Company is continuing with its plan to further fund, grow and expand its payment processing operations through organic growth and acquisition of profitable residual buyouts.

To fund our operating cash needs, we may need to borrow additional capital from our current credit facilities or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financings. The Company has been successful in restructuring its current debt facilities with commercially acceptable terms that ensures the continued operation of its business for the foreseeable future. As of December 31, 2018, the Company had approximately $10.8 million in available credit facilities.

Continuing losses may impair our ability to raise any additional funds required to continue and expand our operations. Additional funds for the continued expansion of our business may be raised through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to implement our business plans or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

To fund our operating cash needs, we may need to raise additional capital through loans or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financings. The Company has been successful in restructuring its current debt facilities with commercially acceptable terms that ensures the continued operation of its business for the foreseeable future.

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

Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. Such trends may include, but are not limited to, the following:

●	Declining economies, foreign currency fluctuations, and the pace of economic recovery can change consumer spending behaviors on which a significant portion of our revenues are dependent.
●

Low levels of consumer and business confidence typically associated with recessionary environments, and those markets experiencing relatively high unemployment, may cause decreased spending by cardholders.

●

Budgetary concerns in the United States and other countries around the world could affect the United States and other specific sovereign credit ratings, impact consumer confidence and spending, and increase the risks of operating in those countries.

●

Emerging market economies tend to be more volatile than the more established markets we serve in the United States and Europe, and adverse economic trends may be more pronounced in such emerging markets.

●	Financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder defaults.
●	Uncertainty and volatility in the performance of our clients' businesses may make estimates of our revenues, rebates, incentives, and realization of prepaid assets less predictable.
●	Our clients may decrease spending for value-added services.
●

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

●

Rapid and significant changes in technology, resulting in new and innovative payment methods and programs that could place us at a competitive disadvantage and that could reduce the use of our products.

●	Competitors, clients, governments, and other industry participants may develop products that compete with or replace our value-added products and services.
●

Participants in the financial services, payments, and technology industries may merge, create joint ventures, or form other business combinations that may strengthen their existing business services or create new payment services that compete with our services.

●

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

We believe our mobile payment processing business is positioned to be competitive in our target markets. We cannot guarantee that we will be able to maintain or increase revenues from our existing operations, or that our proposed future operations will be implemented successfully. Our principal competitive considerations include:

●	financial resources to allocate to proper marketing and sales efforts;
●	the ability to develop and maintain our operations, applications and technologies;
●	the ability to effectively implement our business plans and strategies;
●	establishing our brand name;
●	financial resources to support working capital needs and required capital investments; and
●	effects of sanctions on our business.

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

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting, additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third-party service providers to financial institutions. However, the laws governing privacy generally remain unsettled. Even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws or changes to existing privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we currently offer to our merchants or impair the value of these services.  Several states have proposed legislation that would limit the use of personal information gathered using the Internet. Some proposals would require proprietary online service providers and website owners to establish privacy policies. The California Consumer Privacy Act will go into effect on January 1, 2020. It will impose significant requirements on covered businesses, including mandatory disclosure of customers’ data when requested, customer data erasure in some contexts, and notification that customers can object to sale of their data, among numerous other provisions. It is foreseeable that other states may follow with similar legislation. Congress has also considered privacy legislation that could further regulate the use of consumer information obtained over the Internet or in other ways. Our compliance with these privacy laws and related regulations could materially affect our operations.

Changes to existing laws or the passage of new laws could:

●	create uncertainty in the marketplace that could reduce demand for our services;
●	restrict or limit our ability to sell certain products and services to certain customers;
●	limit our ability to collect and to use merchant and cardholder data; or
●	increase the cost of doing business as a result of litigation costs or increased operating costs;

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

Our management has identified continued material weaknesses in our controls and procedures as of December 31, 2018, which, if not properly remedied, could result in material misstatements in our financial statements.

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to the material weaknesses in our internal control over financial reporting as discussed in “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 9A of this Report. Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company and we plan to address deficiencies identified over the next 9 to 12 months.

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

We earn revenues and interest income, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2018, we used one functional currency - the Russian ruble - in addition to the U.S. dollar, and derived approximately 10% of our total net revenues from operations outside the United States in Russia and CIS. As of December 31, 2018, the foreign exchange rate for the Russian ruble has decreased by approximately 20% as compared to the Daily rate at December 31, 2017. Because our consolidated financial statements are presented in U.S. dollars, we must translate net revenues, interest income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect the amounts of our net revenues, interest income, operating expenses and the value of balance sheet items, including intercompany assets and obligations. Because we have operations in Russia, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Russian ruble, which exchange rates have fluctuated significantly in recent months as a result, in part, of the continuing instability in Ukraine and Syria as well as continued sanctions against Russia. Fluctuations in foreign currency exchange rates, particularly the U.S. dollar against the Russian ruble, may materially adversely affect our financial results.

Our business is subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters. Many of these laws and regulations are subject to change and uncertain interpretations, and could result in claims, changes to our business practices, increased cost of operations or declines in user growth or engagement, or otherwise harm our business.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet and companies transmitting user information and payments via text message or other electronic means, many of which are still evolving and the interpretation of which are often uncertain. Failure to comply with applicable laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties and/or fines. The services of PayOnline to mobile phone carriers also are subject to certain of the rules and policies of such carriers and ongoing contractual covenants with such carriers, the violation of which may result in penalties and/or fines and possible termination of PayOnline’s services. For additional information, see “Business Description - Regulation” in Part I, Item 1 of this Report.

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

Our systems and operations are vulnerable to damage or interruption from hurricanes, floods, fires, power losses, telecommunications outages, terrorist attacks, acts of war, human errors, break-ins and similar events. Our U.S. corporate offices are located in Miami, Florida, which is an area that is at high risk of hurricane and flood damage. In addition, acts of terrorism, which may be targeted at metropolitan areas that have higher population density than rural areas, could cause disruptions in our business or the economy as a whole. The servers that we use through various third-party service providers are not located in Miami, Florida but may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential information. Such service providers may not have sufficient protection or recovery plans in certain circumstances, and our insurance may not be sufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our customers’ respective businesses, which could have an adverse effect on our business prospects, operating results and financial condition.

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

We are continuing the development of a decentralized crypto-based ecosystem that will act as a framework for a number of value-added services that can connect merchants and consumers directly utilizing blockchain technology while increasing the economic efficiency of all transactions being made within the ecosystem. However, blockchain technology is new and its uses are constantly evolving. Accordingly, we may not be successful in completing and fully-implementing our blockchain technology solutions in a timely manner or at all.

In addition, even if we are able to fully implement our blockchain platform, such technology is subject to a number of risks that may prevent its widespread adoption, including:

●

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

●

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

●

Risks associated with unauthorized access. Third parties that gains access to a user’s login credentials or private keys may be able to transfer the user’s value. To minimize this risk, the users should guard against unauthorized access to their electronic devices.

●

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

●

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

●

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

●

Risk of weaknesses or exploitable breakthroughs in the field of cryptography. Advances in cryptography, or technical advances such as the development of quantum computers, could present risks to cryptocurrencies and network, which could result in theft or loss.

●

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

At April 1, 2019, our officers, directors and their affiliates beneficially owned approximately 10.55% of our common stock. Sales or distributions of a substantial number of shares of our common stock by our officers, directors and their affiliates in the public market, or the perception that these sales or distributions might occur, may cause the market price of our common stock to decline.

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

You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Many factors could cause the market price of our common stock to rise and fall, including the following:

●	our announcements or our competitors’ announcements regarding new products or services, enhancements, significant contracts, acquisitions or strategic investments;
●	changes in earnings estimates or recommendations by securities analysts, if any, who cover our common stock;
●	results of operations that are below our announced guidance or below securities analysts’ or consensus estimates or expectations;
●	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in our capital structure, such as future issuances of securities, sales of large blocks of common stock by our stockholders or our incurrence of additional debt;
●	investors’ general perception of us and our industry;
●	changes in general economic and market conditions;
●	changes in industry conditions; and
●	changes in regulatory and other dynamics.

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

We are a “smaller reporting company,” and we cannot be certain if the reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

We are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act. As a smaller reporting company, we have relied on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include reduced financial disclosure and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may continue to rely on such exemptions for so long as we remain a smaller reporting company under applicable SEC rules and regulations. Accordingly, we cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result of our reduced disclosures, there may be less active trading in our common stock and our stock price may be more volatile.

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

International Transaction Solutions

PayOnline leased approximately 4,675 square feet of office space in Moscow, Russia at an annual rent of $84,457 which expired on September 30, 2018.  This space was reduced to 3,385 square feet and renewed at an annual rent of $56,000 expiring on August 31, 2019.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or move to new facilities on acceptable terms.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, see “Litigation” in Note 10 to the Consolidated Financial Statements, which is incorporated by reference herein.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The NASDAQ Capital Market under the symbol “NETE” on October 3, 2012.

Holders

As of December 31, 2018, our common stock was held by 208 registered shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company.

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

Recent Sales of Unregistered Securities

The Company did not sell any securities during the fiscal year ended December 31, 2018 that were not registered under the Securities Act of 1933, as amended, and that have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

For the years ended December 31, 2018 and 2017, we did not repurchase any shares of our common stock.

Item 6.  Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this Report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Part I, Item 1A of this Report. Certain amounts in this section may not foot due to rounding.

Overview

We are a financial technology-driven group specializing in payment acceptance and value-added solutions across multiple channels in the United States and selected international markets. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products, end-to-end transaction processing services and superior client support. We are able to deliver our services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and value-added payment technologies for small and medium-sized businesses. Through PayOnline, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in selected international markets, the Russian Federation, Eurasian Economic Community (“EAEC”), Europe and Asia.

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

Netevia, our future-ready payments and merchant management platform acts as a framework and core for a number of value-added services that connect merchants and consumers directly utilizing disruptive emerging technologies while increasing the economic efficiency of all transactions being made within the ecosystem. Specifically, Netevia delivers end-to-end payment processing through easy-to-use APIs and complements the Company’s ability to perform in a multi-channel environment, including point-of-sale (POS), e-commerce and mobile devices and will enable the Company to perform as a hub for disruptive emerging technology solutions.

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

Aptito is a proprietary, cloud-based payments platform for the hospitality industry, which creates an online consumer experience in offline commerce environments via tablet, mobile and all other cloud-connected devices. Aptito’s easy to use point-of-sale (“POS”) system makes things easier by providing a comprehensive solution to the hospitality industry to help streamline management and operations. Orders placed tableside by customers directly speed up the ordering process and improve overall efficiency. Aptito’s mobile POS system provides portability to the staff while performing all the same functions as a traditional POS system.

Recent Developments

During the year ended December 31, 2018 we acquired the following recurring cash flow portfolios. There were no recurring cash flow portfolios acquired during the year ended 2017.

Acquisitions of Recurring Cash Flow Portfolios

From time to time, the Company acquires future recurring revenue streams from sales agents in exchange for an upfront cash payment. This results in an increase in net cash flow to the Company. The acquisitions of recurring cash flows are treated as asset acquisitions, resulting in recording a recurring cash flow portfolio intangible asset, at cost, on the date of acquisition. These assets are amortized over a straight-line period of approximately four years and is included in intangible assets on the accompanying consolidated balance sheets (See Note 6 - item labeled “Portfolio and Clients Lists”, on the accompanying consolidated audited financial statements).

Universal Partners, LLC

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

At the end of the Advance Period (the “Transfer Date”), the Purchaser and the Seller have agreed to create a new static portfolio pool of mutually agreed residual income from Seller portfolios comprising merchant accounts boarded by the Seller under the Combined Marketing Agreements that on the Transfer are generating at least $120,000 per month in net cash flow income (the “Portfolio Residuals”). From and after the Transfer Date, the Purchaser and Seller will share/split the Portfolio Residuals with the Purchaser owning an 80% interest in the Portfolio Residuals and the Seller owning a 20% interest in the Portfolio Residuals.

Argus Merchant Services, LLC

On December 26, 2018, Unified Portfolio Acquisitions, LLC (the “Purchaser”), a subsidiary of Net Element, Inc. (the “Company”), entered into an Advance and Residual Purchase Agreement (the “Agreement”) with Argus Merchant Services, LLC ("Argus") and Treasury Payments, LLC ("Treasury"); Argus and Treasury are collectively referred to herein as the (“Seller”). Pursuant to the Agreement, the Purchaser acquired certain transactional services portfolios (“cash flow assets”) from the Seller for a total purchase consideration of $1,426,000. The cash flow assets consist of residuals (the “Residuals”) that the Seller is entitled to receive pursuant to certain agreements (including any amendments of such agreements, the “Combined Marketing Agreements”) with TOT Payments, LLC (doing business as Unified Payments, a subsidiary of the Company).

On December 27, 2018, the Purchaser paid to Seller $1,150,000 (the “Advance Amount”). The Advance Amount and the balance of the purchase consideration is to be repaid to the Purchaser from Residuals due to the Seller, whereby each and every month, commencing from January 2019 (the “Effective Date”) and for a period of 24 months (the “Advance Period”), the Purchaser will be entitled to a certain amount of the Seller’s Residuals. Such Residuals due to the Purchaser are secured by certain of the Seller’s property as collateral.

At the end of the Advance Period (the “Transfer Date”), the Purchaser will receive an ownership interest in a portfolio of cash flow assets by creating with the Seller, a new static portfolio pool of mutually agreed residual income from Seller portfolios comprising merchant accounts boarded by the Seller under the Combined Marketing Agreements.

Also, we entered into a memorandum of understanding during the third quarter of 2018 with Bank Sputnik (“Sputnik”), located in Russia, to launch a technology platform expected to provide a suite of frictionless payment acceptance services for financial institutions and value-added providers. This new payment processing center would integrate Sputnik’s expertise in enabling secure globally inter-operable financial transactions with our expertise in developing frictionless value-added payment acceptance services. In addition, this payment processing center was expected to accelerate the delivery of payment acceptance services in this market, combining banking services and bill payments in a multi-channel environment. This joint venture with Sputnik was subject to approval of the shareholders of Sputnik and the regulators in Russia. Sputnik’s shareholders approved the transaction; however Sputnik, did not obtain regulatory approval, as they declined below the required paid in capital reserves. PayOnline continues to be committed to the payment processing center business plan. Accordingly, PayOnline entered into an agreement with each of MOBI.Money CJSC (“MOBI.Money”), and VTB Bank, both financial institutions, as sponsoring and transaction clearing banks. This new arrangement received regulatory approval in Russia. During the first quarter of 2019, PayOnline has entered into a financial services agreement for transaction clearing services with MOBI.Money and amended its agreement with VTB Bank, allowing for greater scalability and sponsorship of PayOnline to Card Brands. Card Brands have initiated projects for registration of PayOnline as a third-party payment processor, following successful registration, PayOnline plans to further implement direct integrations with international payment networks (“IPNs”). In order to achieve its business plan, PayOnline has identified several investors for financing a proposed venture. The executive team continues to work diligently to select the most capable financial partner for this venture.

Operating Segments

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

In April 2013, we acquired 80% of Aptito, a cloud-based Software-as-a-Service (“SaaS”) restaurant management solution, which provides integrated POS, mPOS, Kiosk, Digital Menus functionality to drive consumer engagement via Apple® iPad®-based POS, kiosk and all other cloud-connected devices.

International Transaction Solutions

Our International Transaction Solutions segment consists of PayOnline, which also now includes our mobile payments operations, primarily located in Russia. PayOnline provides a secure online payment processing system to accept bank card payments for goods and services.

Critical Accounting Policies and Estimates

Our significant accounting policies are described more fully in Note 3 of the accompanying notes to our audited consolidated financial statements.

The preparation of these consolidated financial statements requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and asset impairment review, valuation reserves for accounts receivable, valuation of acquired or current merchant portfolios, incurred but not reported claims, revenue recognition for multiple element arrangements, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities, as well as, the related valuation allowances. Actual results could differ from those estimates.

Below is a summary of the Company’s critical accounting policies and estimates for which the nature of management’s assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and for which the impact of the estimates and assumptions on financial condition or operating performance is material.

Revenue

We recognize revenue when all of the following criteria are met: (1) the parties to the contract have approved the contract and are committed to perform their respective obligations, (2) we can identify each party’s rights regarding the goods or services to be transferred, (3) we can identify the payment terms for the goods or services to be transferred, (4) the contract has commercial substance, and (5) it is probable that we will collect substantially all of the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. The Company considers persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, signed contract or the processing of a credit card transaction. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue. Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services and is recognized as revenue during the period the transactions are processed or when the related services are performed.

The majority of our revenues is derived from volume-based payment processing fees ("discount fees”) and other related fixed transaction or service fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed. Discount fees are recognized at the time the merchants’ transactions are processed. Generally, where we have control over merchant pricing, merchant portability, credit risk and ultimate responsibility for the merchant relationship, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange fees paid to card issuing banks and assessments paid to payment card networks pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from merchant portfolios where we do not have control over merchant pricing, liability for merchant losses or credit risk or rights of portability are reported net of interchange and other fees.

Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, and fees for other miscellaneous services, such as handling chargebacks. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Revenue from the sale of equipment is recognized upon transfer of ownership and delivery to the customer, after which there are no further performance obligations.

We primarily report revenues gross as a principal versus net as an agent. Although some of our processing agreements vary with respect to specific terms, the transactional processing service fees collected from merchants generally are recognized as revenue on a gross basis as we are the principal in the delivery of the managed payments solutions to the sellers. The gross fees we collect are intended to cover the interchange, assessments and other processing and non-processing fees which are included and are part of our gross margin.

Accounts Receivable and Credit Policies

Accounts receivable consist primarily of uncollateralized credit card processing residual payments due from processing banks requiring payment within thirty days following the end of each month. Accounts receivable also include amounts due from the sales of our technology solutions to our customers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted.

Goodwill

Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition.

We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of its reporting units, sustained decrease in its share price, and other relevant entity specific events. If we determine on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying value, then we perform a quantitative test for that reporting unit. The fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. Subsequent to the adoption on January 1, 2017 of Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, if the fair value of a reporting unit is less than its carrying value, we recognize an impairment equal to the excess carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.

At December 31, 2018, our management determined that an impairment charge of approximately $636,000 was necessary to reduce the goodwill relating to the acquisition of PayOnline. The impairment charge was primarily related to a decrease in projected sales for 2019, which is the base year utilized for determining the future discounted cash flows.

How We Assess Our Business

Technology Enabling Payment Solutions

Our technology provides comprehensive payment solutions to small and medium size businesses and organizations. Our merchant services includes third-party integrated payment solutions as well as traditional payment services across our strategic vertical markets.

Proprietary Software and Payments

Our proprietary software and payments services, Aptito, delivers embedded payment solutions to our clients through company-owned software and we also provide the traditional merchant processing model.

Corporate Expenses and Eliminations

Our corporate expenses and eliminations category includes corporate overhead expenses, when presenting reportable segment information. For additional information on our segments, see Note 15 of our accompanying audited consolidated financial statements.

Key Operating Metrics

We evaluate our performance through key operating metrics, including:

•	the dollar volume of payments our clients process through us (“payment volume”);
•	the portion of our payment volume that is produced by integrated transactions; and
•	period-to-period payment volume attrition.

Our payment volume for the years ended December 31, 2018 and 2017 was $3.3 billion and $2.8 billion, respectively, representing a period- to-period growth rate of 18%. We focus on volume, because it reflects the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.

Total transactions processed during 2018 were 143 million compared to 154 million for 2017.

Our International Transaction Solutions segment saw a decrease during 2018 due to the loss of a material contract and reorganization and combination of the mobile solutions business. Growth in the North American Transactions Solutions segment during 2018 was primarily organic.

Results of Operations for the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

We reported a net loss attributable to common stockholders of approximately $4.9 million or ($1.28) loss per share for the year ended December 31, 2018 as compared to a net loss of approximately $9.9 million or ($5.04) loss per share for the year ended December 31, 2017. This resulted in a decrease in net loss attributable to stockholders of approximately 50% primarily due to an increase in revenues and other income, combined with selling, general and administrative expenses, and non-cash compensation, which was partially offset by an increase in bad debt expense.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the years ended December 31, 2018 and 2017.

Gross Margin Analysis:

	Twelve		Twelve
	Months Ended		Months Ended		Increase /
Source of Revenues	December 31, 2018	Mix	December 31, 2017	Mix	(Decrease)

North American Transaction Solutions	$59,138,552	89.9%	$51,138,327	85.1%	$8,000,225
International Transaction Solutions	6,648,265	10.1%	8,926,497	14.9%	(2,278,232)
Total	$65,786,817	100.0%	$60,064,824	100.0%	$5,721,993

	Twelve		Twelve
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	December 31, 2018	revenues	December 31, 2017	revenues	(Decrease)

North American Transaction Solutions	$50,545,759	85.5%	$44,265,264	86.6%	$6,280,495
International Transaction Solutions	5,071,412	76.3%	6,971,948	78.1%	(1,900,536)
Total	$55,617,171	84.5%	$51,237,212	85.3%	$4,379,959

	Twelve		Twelve
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	December 31, 2018	revenues	December 31, 2017	revenues	(Decrease)

North American Transaction Solutions	$8,592,793	14.5%	$6,873,063	13.4%	$1,719,730
International Transaction Solutions	1,576,853	23.7%	1,954,549	21.9%	(377,696)
Total	$10,169,646	15.5%	$8,827,612	14.7%	$1,342,034

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $65.8 million for the year ended December 31, 2018 as compared to approximately $60.1 million for the year ended December 31, 2017. The increase in net revenues is primarily due to continued organic growth of North American merchants with emphasis on value-added offerings and the acquisition of a recurring cash flow portfolio in July 2018. The net increase also is reflective of the following factors which consisted of a $2 million decrease in net revenues from our International Transaction Solutions segment as we experienced increased competition, and reorganizing assignments from our International Transaction Solutions segment and approximately $1.9 million reduction in gross revenues, due to the adoption of ASC 606. For the year ended December 31, 2017, approximately $2.2 million was included in gross revenues that would have been excluded under ASC 606.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing and non-processing fees. Cost of revenues for the year ended December 31, 2018 were approximately $55.6 million as compared to approximately $51.2 million for the year ended December 31, 2017. The increase in cost of revenues in 2018 as compared to 2017 of approximately $4.4 million was primarily driven by the increase in North American Transaction Solutions revenues and expenses associated with new Sponsoring Bank relationships. Approximately $1.9 million reduction in cost of revenues was due to the adoption of ASC 606 for the year ended December 31, 2018. For the year ended December 31, 2017, approximately $2.2 million was included in costs of revenues that would have been excluded under ASC 606.

Gross Margin for the year ended December 31, 2018 was approximately $10.2 million, or 15.5% of net revenue, as compared to approximately $8.8 million, or 14.7% of net revenue, for the year ended December 31, 2017. The primary reason for the increase in the gross margin percentage was the result of North American Transaction Solutions segment processing of transactions utilizing our self-designated BIN/ICA and further acceptance of value-added services by the merchants.

Operating Expenses Analysis:

Total operating expenses were approximately $14.5 million for the year ended December 31, 2018, as compared to total operating expenses of approximately $17.4 million for the year ended December 31, 2017. Total operating expenses for the year ended December 31, 2018 consisted of selling, general and administrative expenses of approximately $9.8 million, non-cash compensation of approximately $142,000, bad debt expense of approximately $2.1 million, and depreciation and amortization expense of approximately $2.5 million. For the year ended December 31, 2017, total operating expenses consisted of general and administrative expenses of approximately $10.6 million, non-cash compensation of approximately $2.9 million, bad debt expense of approximately $1.3 million, and depreciation and amortization expense of approximately $2.5 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the years ended December 31, 2018 and 2017 consisted of operating expenses not otherwise delineated in the accompanying audited consolidated statements of operations and comprehensive loss, as follows:

Twelve months ended December 31, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,431,806	$1,205,885	$2,760,334	$5,398,025
Professional fees	350,100	346,084	1,556,497	2,252,681
Rent	-	90,456	204,143	294,599
Business development	134,862	4,636	14,961	154,459
Travel expense	151,098	12,789	138,316	302,203
Filing fees	-	-	49,339	49,339
Transaction (gains) losses	-	94,573	-	94,573
Office expenses	307,593	35,646	51,997	395,236
Communications expenses	112,510	162,444	107,475	382,429
Insurance expense	-	-	136,643	136,643
Other expenses	2,842	18,244	277,415	298,501
Total	$2,490,811	$1,970,757	$5,297,120	$9,758,688

Twelve months ended December 31, 2017

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,970,860	$1,696,245	$2,082,294	$5,749,399
Professional fees	505,383	819,184	1,312,271	2,636,838
Rent	-	245,539	245,186	490,725
Business development	53,011	32,072	3,569	88,652
Travel expense	331,299	32,397	130,198	493,894
Filing fees	-	-	72,035	72,035
Transaction (gains) losses	742	(41,200)	1,642	(38,816)
Office expenses	303,586	98,961	120,103	522,650
Communications expenses	47,878	130,046	79,288	257,212
Insurance expense	-	5,401	135,386	140,787
Other expenses	38,788	14,715	162,894	216,397
Total	$3,251,547	$3,033,360	$4,344,866	$10,629,773

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(539,054)	$(490,360)	$678,040	$(351,374)
Professional fees	(155,283)	(473,100)	244,226	(384,157)
Rent	-	(155,083)	(41,043)	(196,126)
Business development	81,851	(27,436)	11,392	65,807
Travel expense	(180,201)	(19,608)	8,118	(191,691)
Filing fees	-	-	(22,696)	(22,696)
Transaction (gains) losses	(742)	135,773	(1,642)	133,389
Office expenses	4,007	(63,315)	(68,106)	(127,414)
Communications expenses	64,632	32,398	28,187	125,217
Insurance expense	-	(5,401)	1,257	(4,144)
Other expenses	(35,946)	3,529	114,521	82,104
Total	$(760,736)	$(1,062,603)	$952,254	$(871,085)

The total decrease of approximately $0.9 million in selling, general and administrative expenses for the year ended December 31, 2018 as compared to the prior year was primarily due to the Company’s continued monitoring of operations and the labor costs necessary to maintain or increase revenues, and the reorganization of assignments in the International Transaction Solutions segment, which resulted in a decrease of approximately $351,000. These objectives were also responsible for the decrease of approximately $384,000 in professional fees associated with operations.

The following table represents salaries, benefits, taxes and contractor payments by operating segment and the category corporate expenses and eliminations for the years ended December 31, 2018 and 2017.

Segment	Salaries and benefits for the twelve months ended December 31, 2018	Salaries and benefits for the twelve months ended December 31, 2017	Increase / (Decrease)
North American Transaction Solutions	$1,431,806	$1,970,860	$(539,054)
International Transaction Solutions	1,205,885	1,696,245	(490,360)
Corporate Expenses & Eliminations	2,760,334	2,082,294	678,040
Total	$5,398,025	$5,749,399	$(351,374)

The following table represents professional fees by operating segment and the category corporate expenses and eliminations for the years ended December 31, 2018 and 2017.

Twelve months ended December 31, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$12,553	$39,503	$206,684	$258,740
SEC Compliance Legal Fees	-	-	152,168	152,168
Accounting and Auditing	-	7,815	390,000	397,815
Tax Compliance and Planning	-	-	25,500	25,500
Consulting	337,547	298,766	782,145	1,418,458
Total	$350,100	$346,084	$1,556,497	$2,252,681

Twelve months ended December 31, 2017

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$33,480	$38,386	$80,724	$152,590
SEC Compliance Legal Fees	-	-	275,112	275,112
Accounting and Auditing	-	15,433	412,943	428,376
Tax Compliance and Planning	-	-	55,400	55,400
Consulting	471,903	765,365	488,092	1,725,360
Total	$505,383	$819,184	$1,312,271	$2,636,838

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(20,927)	$1,117	$125,960	$106,150
SEC Compliance Legal Fees	-	-	(122,944)	(122,944)
Accounting and Auditing	-	(7,618)	(22,943)	(30,561)
Tax Compliance and Planning	-	-	(29,900)	(29,900)
Consulting	(134,356)	(466,599)	294,053	(306,902)
Total	$(155,283)	$(473,100)	$244,226	$(384,157)

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash Compensation Analysis:

Non-cash compensation expense was $142,000 for the year ended December 31, 2018 as compared to approximately $2.9 million for the year ended December 31, 2017. A summary of 2018 and 2017 non-cash compensation activity follows:

2018 Non-Cash Compensation Activity:

		# of Shares	# of Options
	Amount	Issued	Issued
Board of Directors and Employee stock and Options	$142,017	9,919	-
Stock issued for consulting	-	-	-
Stock issued for acquisitions	-	-	-
Total for 2018	$142,017	9,919	-

2017 Non-Cash Compensation Activity:

		# of Shares	# of Options
	Amount	Issued	Issued
Board of Directors and Employee stock and Options	$2,827,200	242,324	45,106
Stock issued for consulting	7,258	896	-
Stock issued for acquisitions	105,966	13,082	-
Total for 2017	$2,940,424	256,302	45,106

   Bad Debt Expense:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $2.1 million for the year ended December 31, 2018, compared to bad debt expense, representing uncollected fees of approximately $1.3 million for the year ended December 31, 2017. The increase of approximately $800,000 from the prior year primarily resulted from an increase of approximately 15.6% in gross revenues from our North American Transaction Solutions segment, which in the normal course of business, resulted in an increase in net ACH rejects and uncollectible non-processing fees. For the year ended December 31, 2018, total gross ACH reject were approximately $4 million of which $1.9 million were subsequently collected. We were able to pass through to independent sales organizations (“ISO's), via a reduction in commissions, $949,000 from the total gross ACH rejects.

For the year ended December 31, 2017, total gross ACH rejects were approximately $3.7 million of which $2.4 million were subsequently collected. We were able to pass through to ISO's, via a reduction in commissions, $603,000 from the total gross ACH rejects.

During the year ended December 31, 2018, approximately $300,000 of the $4 million in gross ACH rejects was attributable to merchant processing losses, while the remaining $3.7 million was related to non-processing fees billed to merchants.  Approximately $200,000 of the merchant processing losses were passed on to ISOs. This resulted in net processing losses of $100,000 or .004% of total volume.

During the year ended December 31, 2017, approximately $400,000 of the $3.7 million in gross ACH rejects is attributable to merchant processing losses, while the remaining $3.3 million was related to non-processing fees billed to merchants.  Approximately $323,000 of merchant processing losses were passed on to ISOs.This resulted in net processing losses of $101,000 or .004% of total volume.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements, depreciation expense on equipment, client acquisition costs, capitalized software expenses, trademarks, domain names and employee non-compete agreements. Depreciation and amortization expense was approximately $2.5 million for each of the years ended December 31, 2018 and, 2017.

Interest Expense:

Interest expense was approximately $847,000 for the year ended December 31, 2018 as compared to approximately $1.2 million for the year ended December 31, 2017, representing a decrease of approximately $340,000 primarily due to payoffs to the MBF and RBL notes in the normal course of business.

Funding Source	Twelve months ended December 31, 2018	Twelve months ended December 31, 2017	Increase / (Decrease)
MBF Notes	$10,359	$76,591	$(66,232)
RBL Notes	597,440	772,777	(175,337)
PPS Note	169,501	168,233	1,268
Other	69,879	172,021	(102,142)
Total	$847,179	$1,189,622	$(342,443)

Other Income (Expenses):

Other income for the year ended December 31, 2018 of approximately $792,000 consisted primarily of a gain recorded on the transfer of Digital Provider's net assets to PayOnline (approximately $198,000), net gain in connection with the review and analysis of accounts receivable and accounts payable aging (approximately $856,000), gain on the write-off of TOT Group Russia (approximately $312,000), gain on the reversal of stock price guarantees in connection with the purchase of PayOnline that expired (approximately $313,000), partially offset by costs associated with common stock purchase agreement with ESOUSA Holdings, LLC (approximately $(227,000)), and approximately $(332,000) in miscellaneous other expenses.

Other income and expenses for the year ended December 31, 2017 consisted primarily of approximately $117,000 of foreign taxes and other expenses attributed to our International Transaction Solutions segment, as well as approximately $48,000 in miscellaneous other expenses in the North American Transaction Solutions segment.

Net Loss Attributable to the Non-Controlling Interest:

The net loss attributable to non-controlling interests amounted to approximately $87,000 and $110,000 for the years ended December 31, 2018 and 2017, respectively. The loss was attributed to our North American Transaction Solutions segment which represents their 20% non-controlling interest in Aptito. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to minority equity owners.

Liquidity and Capital Resources

Total assets at December 31, 2018 were approximately $25.8 million compared to approximately $32.3 million at December 31, 2017. The primary reasons for the net decrease in total assets was the result of cash utilized to fund operations, complete acquisitions, and pay down notes payable, which was partially offset by an increase in intangible assets in connection with the portfolio acquisitions which occurred during the year.

At December 31, 2018 we had total current assets of approximately $9.7 million as compared to approximately $19.0 million at December 31, 2017. The primary reason for the decrease in current assets was the utilization of cash on hand to fund operations, pay expenses in the normal course of business and for the purchase of recurring cash flow portfolios and client acquisition costs.

We currently believe that we will require an additional $3.3 million to finance continuing operations, as currently conducted over the next 12 months, although we may need additional capital in order to fund business expansion or future acquisitions.

To fund our operating cash needs, we may need to borrow additional capital from our current credit facilities or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financings. The Company has been successful in restructuring its current debt facilities with commercially acceptable terms that ensures the continued operation of its business for the foreseeable future. As of December 31, 2018 the Company had approximately $10.8 million in available credit facilities.

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

Since our inception, we have incurred significant operating losses. We incurred net losses approximating $5 million and $10 million for the years ended December 31, 2018 and 2017, respectively. We have negative working capital of approximately $1.5 million and an accumulated deficit of $172 million at December 31, 2018. We have a cash balance at December 31, 2018 of approximately $1.7 million. We estimate we will need $3.3 million to cover our anticipated cash flow shortfall over the next 12 months.  Although we do not have adequate cash balances to support our cash flow requirements, we do have the available credit facilities in place to provide adequate funding to support our cash needs for this period. We may raise additional funds through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing or re-financing is another possibility in the future and debt must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders.

Operating activities used approximately $3.3 million of cash for the twelve months ended December 31, 2018 as compared to approximately $5.0 million of cash for the twelve months ended December 31, 2017. Negative operating cash flow for the twelve months ended December 31, 2018 was primarily due supporting the company’s loss and an increase in the company’s payables, offset by an increase accounts payable and accrued expenses.

Investing activities used approximately $5.5 million of cash for the year ended December 31, 2017 as compared to approximately $1.8 million of cash for the year ended December 31, 2017. The increase in cash used by investing activities for the year ended December 31, 2017 was primarily attributable to the $3.6 million increase in portfolio purchases as we continue to acquire recurring cash flows and improve margins.

For the year ended December 31, 2018 we did not have any equity financing activities and approximately $2.1 million was proceeds from borrowings.  For the year ended December 31, 2017, financing activities provided cash of approximately $17.6 million, primarily from approximately $14.9 million from equity financing and approximately $3.7 million was proceeds from borrowings.

Off-balance sheet arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recently Issued Accounting Pronouncements

The information contained in Note 3 to our Consolidated Financial Statements concerning a description of recent accounting pronouncements, including our expected dates of adoption and the estimated effects on our results of operations and financial condition, is incorporated by reference herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements and notes thereto and the reports of the independent registered public accounting firm set forth on pages F-2 through F-24 are filed as part of this Report and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting discussed below.

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018, and this assessment identified the following material weaknesses in the Company's internal control over financial reporting.

We identified a material weakness in our risk assessment process, which we determined was not operating adequately to identify and address the risks to our business and to establish appropriate control objectives given the environment in which we operate and the decentralized structure used to manage our operating activities in connection with our international operations. This material weakness in our risk assessment process was a factor contributing to the other material weaknesses which we have further described below.

We have identified a material weakness in our review of key accounting policies and procedures as of December 31, 2018. We have determined that although such policies and procedures exist, they are generally not formalized. Additionally, management has assessed certain policies and procedures as inadequate regarding their design adequacy, including a lack of formalized evidence of their effective operation.

We have identified a material weakness in that due to the lack of formalized documentation as to the adequacy of design and effective operation of both preventative and detective controls, management’s ability to monitor the effective operation of these internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks has been assessed as inadequate.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Because of the material weaknesses described in the preceding paragraphs, management concluded that, as of December 31, 2018, the Company's internal control over financial reporting was not effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Remediation Plan

As of December 31, 2018, the material weaknesses disclosed in previous years have not yet been fully remediated; however, significant progress has been made during 2018 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting have included retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members. Remediation activities for our material weaknesses include:

●

Risk Assessment.  We are in the process of designing and implementing an improved enterprise wide risk management process that follows the COSO 2013 framework and one aspect of this process will focus on identifying and mitigating risks to our business that could have an impact on our internal control over financial reporting. Our process includes periodic updates of the enterprise risk universe through the consideration of current and historical risks, periodic input from executive management, and our domestic and international segment local management. Each time a new risk is identified, we will evaluate if any additional controls are required to mitigate risks to our internal control over financial reporting. Additionally, management is planning on sending a team to Russia during the next quarter in an effort to fully understand, implement, train, and eventually test the internal controls relating to that segment’s internal control over financial reporting.

We expect to remediate the material weaknesses noted above, and allocate appropriate resources to department heads in the course of the next nine to twelve months.

We expect to maintain continuous monitoring and implement changes to existing controls, as deemed necessary, to mitigate or remediate the material control weaknesses, where applicable.

Changes in Internal Control Over Financial Reporting

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Oleg Firer	41	Executive Chairman and Chief Executive Officer
Steven Wolberg	59	Chief Legal Officer and Secretary
Jeffrey Ginsberg	53	Chief Financial Officer
Drew Freeman	61	Director
Howard Ash	60	Director
Jon Najarian	61	Director
Jonathan Fichman	48	Director

Each of our directors will hold office until our next annual meeting of shareholders at which directors are elected or until his successor is duly elected and qualified. Executive officers serve at the discretion of our Board of Directors.

Oleg Firer, Executive Chairman and Chief Executive Officer. Mr. Firer has served as Executive Chairman since November 27, 2018 and Chief Executive Officer and a director of the Company since April 16, 2013. Previously, Mr. Firer served as Executive Chairman of Unified Payments, LLC from January 2011 until its acquisition by the Company’s subsidiary, TOT Group, Inc., on April 16, 2013 and has served as the Executive Chairman since November 2018. From July 2004 until December 2012, Mr. Firer served as President, Chief Executive Officer and Secretary (and from May 2006 until December 2012 as Treasurer and from May 2008 until December 2012 as Chief Financial Officer) of Acies Corporation, a provider of payment processing solutions to small and medium size merchants across the United States. Mr. Firer also served as a director of Acies Corporation from May 2005 until December 2012. Mr. Firer served as the President of GM Merchant Solution, Inc. (from August 2002) and Managing Partner of GMS Worldwide, LLC (from August 2003) until their assets were acquired by Acies Corporation in June 2004. From November 2002 to December 2003, Mr. Firer served as the Chief Operating Officer of Digital Wireless Universe, Inc. From December 2001 to November 2002, Mr. Firer served as the Managing Partner of CELLCELLCELL, LLC. From March 1998 to December 2001, Mr. Firer served as Vice President of SpeedUS Corp. Mr. Firer studied Computer Science at New York Technical College from 1993 to 1995. Mr. Firer currently serves as a member of Star Capital Management, LLC and Star Equities, LLC, Florida-based investment group. In addition, Mr. Firer serves as a Chairman of the Supervisory Board of the Eastern Caribbean Blockchain Association, a board member of Progressive Care, Inc. and Star Development Ltd as well as a member of the Advisory Board of the E2Exchange, the Institute of Entrepreneurs and several non-for-profit organizations. Advisory Board member of CoinBoost, Inc. and several other private technology companies. Mr. Firer supports the initiatives of the Firer Family Charitable Foundation, the charitable family fund focused on helping families and children in need. In addition, Mr. Firer serves on various committees of Electronic Transaction Association (ETA). Mr. Firer holds a diplomatic rank of the Extraordinary and Plenipotentiary Ambassador. The Company believes that Mr. Firer’s leadership roles in various payment processing companies make him qualified to serve as a director of the Company.

Steven Wolberg, Chief Legal Officer and Secretary. Mr. Wolberg has served as Chief Legal Officer and Secretary of the Company since April 16, 2013. Previously, Mr. Wolberg served in various capacities with Acies Corporation from approximately January 2009 until December 2012, including as a consultant from approximately January 2009 until October 2009, as a director from October 30, 2009 until December 2012 and as Chief Strategy Officer from March 1, 2010 until December 2012. Mr. Wolberg currently operates a solo law practice in Newton, Massachusetts, Attorney Steven Wolberg, which he has operated since January 1997. Mr. Wolberg served as Chief Counsel and Vice President of Corporate Development for Mascot Networks in Cambridge, Massachusetts from January 2000 to September 2001. Since September 1996, Mr. Wolberg has served as president of Oakland Properties, Inc., a real estate development company. From February 1993 to December 1994, Mr. Wolberg served as an attorney in the real estate and corporate divisions of Brown and Rudnick in Boston, Massachusetts. From March 1988 to November 1991, Mr. Wolberg was a partner with the law firm of Jordaan and Wolberg in Johannesburg, South Africa. From January 1986 to February 1988, Mr. Wolberg was employed as an attorney with Goodman and North in Johannesburg, South Africa. Mr. Wolberg also currently owns and serves as the Managing Member of Prime Portfolios, LLC, which holds a private investment portfolio of merchants, receiving payment processing services. Mr. Wolberg received his Bachelor of Arts from the University of Witwatersrand in Johannesburg, South Africa, his Bachelors of Laws from the University of Witwatersrand, in Johannesburg, South Africa, and his Juris Doctorate from the New England School of Law in Boston, Massachusetts. Mr. Wolberg is a member of the Massachusetts Bar Association.

Jeffrey Ginsberg, Chief Financial Officer. Mr. Ginsberg has served as Chief Financial Officer of the Company since July 9, 2018. Previously, Mr. Ginsberg served as the Vice President of Finance and Controller of the Company since April 16, 2013, responsible for financial operations management, maintenance of accounting records and maintenance of consolidated financial statements for the Company and its subsidiaries. Prior to his employment with the Company, Mr. Ginsberg was a Vice President of Finance and Controller of Unified Payments from June 2011 until acquisition by the Company in April 2013. Prior to Unified Payments, Mr. Ginsberg was a Partner at Strombeck Consulting CPA from December 2009 to April 2013. He is a graduate of Queens College with a Bachelors of Arts degree in Accounting. He is a member of the American Institute of Certified Public Accountants.

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

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
James Caan, former Director	1	1	-
Kenges Rakishev, former Director	1	1	-
Howard Ash, Director	1	1	-
Drew Freeman, Director	1	1	-
Jonathan Fichman, Director	1	1	-
Jon Najarian, Director	2	2	-

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

Audit Committee

Our Board of Directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Howard Ash (audit committee chairman), Jonathan Fichman and Jon Najarian. Our Board of Directors has determined that Howard Ash is financially sophisticated as described in NASDAQ Listing Rule 5605(c)(2) and qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. We believe that the audit committee's current member composition satisfies the rules of NASDAQ that govern audit committee composition, including the requirement that audit committee members all be "independent directors" as that term is defined by NASDAQ Listing Rule 5605(a)(2).

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2018 and 2017 with respect to all compensation paid to or earned by each of our “named executive officers” (as defined by Item 402(m)(2) of the Regulation S-K).

				Stock	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)(1)	Awards ($)(1)	Compensation ($)		Total ($)
Oleg Firer, Chairman and Chief Executive Officer of Net Element	2018	300,000	600,000	-	-	55,868	(3)	955,868
	2017	300,000	600,000	1,144,899	-	25,849		2,070,748
Steven Wolberg, Chief Legal Officer and Secretary of Net Element	2018	230,000	-	-	-	11,734		241,734
	2017	230,000	-	194,997	85,050	33,287		543,334
Jeffrey Ginsberg, Chief Financial Officer of Net Element (2)	2018	123,500	-	-	-	7,589		131,089

(1) The amounts disclosed generally reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Grant date fair value for each award was determined based on the date approved by the Compensation Committee of the Board of Directors and by the closing stock price on such date.

(2) Mr. Ginsberg began serving as the Company's Chief Financial Officer effective July 9, 2018.

(3) This amount is primarily for automobile reimbursement expense in connection with his employment agreement.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information with respect to outstanding equity awards at the end of the Company’s fiscal year 2018 for the “named executive officers”:

	OPTION AWARDS					SHARE AWARDS
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Steven Wolberg	2,000	-	-	24.00	October 3, 2025	-	-	-	-
Steven Wolberg	13,714	-	-	21.20	June 13, 2026	-	-	-	-
Steven Wolberg	10,500	1,500	-	8.10	February 28, 2027	-	-	-	-
Jeffrey Ginsberg	483	44	439	13.40	December 10, 2024	-	-	-	-
Jeffrey Ginsberg	503	-	503	21.20	June 13, 2026	-	-	-	-
Jeffrey Ginsberg	2,000	-	2000	24.00	December 3, 2025	-	-	-	-

(1) These stock options for Mr. Wolberg and Mr. Ginsberg are fully vested.

Director Compensation

The following table further summarizes the compensation paid to the Company's non-employee directors for service as a director during 2018:

	Fees earned or
Director Name	paid in cash ($)	Stock awards ($)	Total ($)
Kenes Rakishev, former Chairman	-	11,797	11,797
Howard Ash	47,500	15,549	63,049
Drew Freeman	22,500	15,549	38,049
James Caan, former Director	-	11,797	11,797
Jonathan Fichman	10,000	15,549	25,549
Jon Najarian	10,000	15,549	25,549

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our Common Stock as of March 29, 2019 by (i) each person who is known to us to beneficially own more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Net Element, Inc., 3363 NE 163rd Street, Suite 705, North Miami Beach FL 33160.

Name and address of beneficial owner	Amount and nature of beneficial ownership (number of shares of Common Stock beneficially owned)		Percent of class (1)
Oleg Firer c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	339,747	(2)	8.7%
Steven Wolberg c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	71,133	(3)	1.83%
Jeffrey Ginsberg c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	8,355	(4)	0.22%
Howard Ash c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	1,313		0.03%
Drew Freeman c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	7,800		0.20%
Jon Najarian c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	2,403		0.06%
Jonathan Fichman c/o Net Element, Inc. 3363 NE 163rd Street, Suite 705, North Miami Beach, Florida 33160	2,403		0.06%
All directors and executive officers as a group (7 persons)	433,354		10.55%

(1)

Applicable percentage ownership is based on 3,865,467 shares of Common Stock outstanding as of March 29, 2019 together with securities exercisable or convertible into shares of Common Stock within 60 days of March 29, 2019 for each shareholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)	Mr. Firer is deemed to have beneficial ownership of 339,747 shares of Common Stock consisting of (1) 243,863 restricted shares of Common Stock held directly by Mr. Firer, and (2) as the sole member of Star Equities, LLC, Mr. Firer can be deemed to beneficially own 95,883 restricted shares of Common Stock and shares of Common Stock issuable upon exercise of the certain options of Common Stock beneficially owned by Star Equities, LLC. Mr. Firer has (a) sole voting power and sole dispositive power with respect to 243,863 restricted shares of Common Stock and (b) shared voting power and shared dispositive power with respect to the above-described shares beneficially owned by Star Equities. The restricted shares beneficially owned by Star Equities, LLC include 28,572 restricted shares of Common Stock issuable upon exercise of the amended option to pursuant to the Letter Agreement dated as of September 11, 2015, as modified by that certain Additional Letter Agreement dated as of October 7, 2015, as amended, with the Company.
(3)

The shares held directly by Steven Wolberg include 32,286 shares of Common Stock issuable upon exercise of certain options to purchase shares of Common Stock, including (i) 28,714 shares issuable upon exercise of the options granted as part of the Company’s incentive compensation awards and (ii) 3,572 restricted shares of Common Stock issuable pursuant to amended option pursuant to the Letter Agreement dated as of September 11, 2015, as modified by that certain Additional Letter Agreement dated as of October 7, 2015, as amended, with the Company.

(4)	Comprised of 8,355 shares of Common Stock issuable upon exercise of the options granted as part of the Company’s incentive compensation awards.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2018. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	74,004	$15.50	225,234
Equity compensation plans not approved by stockholders	-	-	-
Total	74,004	$15.50	225,234

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since the beginning of fiscal 2017, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest, other than:

We issued the following notes payable to MBF Merchant Capital, LLC (“MBF”), which is owned by William Healy, a former member of our Board of Directors.

●

Effective March 28, 2016, we entered into a $75,000 promissory loan note with MBF. The loan provided for interest only payments at 14% through May 28, 2016. From June 28, 2016 through March 28, 2017, we were obligated to make interest and principal payments of $7,990. The loan also provided a 6% backend fee due at the final payment of the loan. This loan was paid off in March 2017.

●

Effective April 19, 2016, we entered into a $300,000 promissory loan note with MBF. The loan provided for interest only payments at 15.5% through May 28, 2016. From June 28, 2016 through May 28, 2018, we were obligated to make interest and principal payments of $14,617. The loan also provided a 6% back end fee due at the final payment of the loan. This loan was paid off in 2018.

●

Effective July 1, 2016, our subsidiary, TOT Group, Inc., entered into a $353,500 promissory loan note with MBF. The loan provided for interest only payments at 15.5% through June 28, 2016. From July 28, 2016 through June 28, 2018, we were obligated to make interest and principal payments of $17,224. The loan also provided a 1% front end fee and a 6.6% back end fee due at the final payment of the loan. This loan was paid off in 2018.

●

On August 29, 2017, our subsidiary, TOT Group, Inc., entered into a $275,000 promissory note with MBF. The principal amount of the loan carried an interest rate 13.95% per annum, with ten monthly interest and principal payments of $29,289. The promissory note required payment of a 2% front-end fee at issuance and a 4% back-end fee due at final payment. This loan was paid off in 2018.

On March 1, 2017, we entered into a promissory note with Star Equities, LLC, an entity which our CEO is the managing member, in the principal amount of $348,083 (the “Star Equities Note”). The Star Equities Note provided for 18 monthly interest payments of $3,481 through September 30, 2018 followed by one interest and principle payment on October 1, 2018 at the rate of 12% per annum. On October 20, 2017, the Company entered into and consummated a letter agreement with Star Equities, LLC (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the entire outstanding amount (including the principal amount of $348,083 and accrued and unpaid interest) of $374,253 under the Star Equities Note was exchanged into 67,312 restricted shares of common stock of the Company based on such shares’ consolidated closing bid price on The NASDAQ Stock Market on the date of the Exchange Agreement.

At December 31, 2018 and 2017, we had accrued expenses of approximately $388,000 and $462,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

Director Independence

Our Board of Directors currently includes four non-employee independent members: Drew Freeman, Howard Ash, Jon Najarian and Jonathan Fichman. Each of Messrs. Freeman, Ash, Najarian and Fichman is an "independent director" as defined under NASDAQ Listing Rule 5605(a)(2). A majority of our Board members are independent directors, as four out of the five members of the Board qualify as independent under the NASDAQ listing standards and the rules of the Commission. No director is considered independent unless our Board of Directors affirmatively determines that the director has no relationship with us (directly, or as a partner, shareholder or officer of an organization that has a relationship with us) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Also, all members of our Board of Director’s audit committee, compensation committee and nominating and governance committee are independent directors under applicable NASDAQ and SEC rules and regulations.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during each of the fiscal years ended December 31, 2018 and 2017 were $390,000.

Audit-Related Fees. The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above during the fiscal years ended December 31, 2018 and 2017 were $ 0.

Tax Fees. The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2018 and 2017 were $25,500 and $55,400, respectively.

All Other Fees. The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during the fiscal years ended December 31, 2018 and 2017 were $0.

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

All audit and audit-related services performed by our principal accountant during the fiscal years ended December 31, 2018 and 2017 were pre-approved by our audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Report.

1.

The following consolidated financial statements of Net Element, Inc. and subsidiaries and notes thereto and the reports of the independent registered public accounting firms thereon are set forth on pages F-2 through F-24 and are filed as part of this Report:

Reports of Independent Registered Public Accounting Firms

Audited Consolidated Balance Sheets at December 31, 2018 and 2017

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2018 and 2017, Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018 and 2017, and Audited Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

Notes to Consolidated Financial Statements

2.	Exhibits.

A list of the exhibits filed as a part of this Report is set forth on the Exhibit Index that immediately precedes the signature pages to this Report and is incorporated herein by reference.

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

10.25

Commercial Lease, dated May 1, 2013, between BGC LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.26

Promissory Note, dated May 13, 2013, in the original principal amount of $2 million made by Net Element International, Inc. and payable to K1 Holding Limited (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.27

Letter Agreement, dated January 14, 2013, among OOO Digital Provider (formerly OOO TOT Money), Tcahai Hairullaevich Katcaev and Varwood Holdings Limited (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.28

Letter Agreement, dated July 1, 2013, among OOO Digital Provider (formerly OOO TOT Money), OOO NETE, Net Element International, Inc. and Tcahai Hairullaevich Katcaev (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.29

Settlement, Separation Agreement and General Release, dated May 10, 2013, between Net Element International, Inc. and Curtis Wolfe (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, filed with the Commission on August 19, 2013)

10.30

Letter Agreement, dated August 28, 2013, among Net Element International, Inc., Oleg Firer, Steven Wolberg, Vladimir Sadovskiy, Georgia Notes 18, LLC, Kenges Rakishev and Mike Zoi (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2013)

10.31

Services Agreement, dated December 5, 2013, between Net Element International, Inc. an K 1 Holding Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.32

Letter Agreement, dated December 5, 2013, among TGR Capital, LLC, Net Element International, Inc. and K 1 Holding Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 6, 2013)

10.33#

Form of Incentive Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.34#

Form of Non-Qualified Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.35#

Form of Restricted Share Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.36

Assignment of Membership Interest, dated February 11, 2014, between Net Element, Inc. and T1T Group, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, filed with the Commission on May 15, 2014)

10.37

Loan and Security Agreement, dated June 30, 2014, among RBL Capital Group, LLC, as lender, and TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC, as co-borrowers (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on July 2, 2014)

10.38

Amendment No. 1 effective June 30, 2014 between the Company and Oleg Firer, Steven Wolberg, Georgia Notes 18, LLC and Vladimir Sadovskiy (incorporated by reference to Exhibit 10.2 to Net Element’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Commission on August 14, 2014)

10.39

Master Exchange Agreement, dated as of September 15, 2014 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on September 15, 2014)

10.40

Supplement Agreement No. 14, dated May 21, 2014 (but executed by OOO Digital Provider (formerly OOO TOT Money) on September 17, 2014), to the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Receivables (Factoring) within Russia, dated September 19, 2012, between JSC Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on September 24, 2014)

10.41

Supplement Agreement No. 15, dated September 17, 2014, to the General Agreement No. TR-0672 on General Conditions of Financing against Assignment of Receivables (Factoring) within Russia, dated September 19, 2012, between JSC Alpha-Bank and OOO Digital Provider (formerly OOO TOT Money) (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on September 24, 2014)

10.42

General Agreement No. 09969-HP on General Conditions of Factoring Services under “Liquidity” Program, dated as of November 5, 2014, between Bank Otkritie Financial Corporation and Digital Provider Limited Liability Company (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on November 19, 2014)

10.43

Additional Agreement on Factoring Services under “Finance” Program to General Agreement on General Conditions of Factoring Services under “Liquidity” Program No. 09969-HP as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to Net Element’s Current Report on Form 8-K filed with the Commission on November 19, 2014)

10.44

Equity Distribution Agreement between the Company and Revere Securities, LLC (incorporated by reference to Exhibit 10.1 to Net Element’s Current Report on Form 8-K filed with the Commission on January 28, 2015)

10.45

Securities Purchase Agreement (Series A Preferred Stock) among the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.46

Voting Agreement (related to Series A Preferred Stock sale) among the Company and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.47

Form of Lock-Up Agreement (related to Series A Preferred Stock transaction) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.48

Securities Purchase Agreement (Senior Convertible Notes and Warrants) among the Company and the investors party thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the Commission on July 17, 2015)

10.49

Registration Rights Agreement among the Company and the investors party thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.50

Form of Lock-Up Agreement (related to Senior Convertible Notes and Warrants transaction) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.51

Form of Voting Agreement (related to Senior Convertible Notes and Warrants transaction) among the Company and the stockholders thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on May 1, 2015)

10.52

Acquisition Agreement, dated May 20, 2015, among TOT Group Europe Ltd., “OT Group Russia LLC, Maglenta Enterprises Inc. and Champfremont Holding Ltd., Polimore Capital Limited, Brosword Holding Limited and other Target Companies listed in Exhibit B thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.53

Escrow Agreement, dated May 20, 2015, among TOT Group Europe Ltd., “OT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and Reznick Law, PLLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.54

Guaranty, dated May 20, 2015, among Net Element, Inc., Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2015)

10.55

Guaranty, dated May 20, 2015, by Lacerta Management Ltd in favor of TOT Group Europe Ltd., and “OT Group Russia LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-Kfiled with the Commission on May 27, 2015)

10.56

Letter Agreement, dated August 4, 2014, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.57

Letter Agreement, dated August 4, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 4, 2015)

10.58

Letter Agreement, dated as of September 11, 2015, among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 16, 2015)

10.59

Additional Letter Agreement among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 7, 2015)

10.60

Amendment to Letter Agreement dated August 4, 2015, dated December 1, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015)

10.61

Amendment to Letter Agreement dated August 4, 2015, dated December 1, 2015, by and among the Company and the investors listed on the signature pages attached thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 2, 2015)

10.62

Second Additional Letter Agreement, dated as of January 21, 2016, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 22, 2016)

10.63

Amendment No. 1, dated as of April 14, 2016, to Second Additional Letter Agreement, dated as of January 21, 2016, between the Company and Kenges Rakishev (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 15, 2016)

10.64

Letter agreement, dated as of April 28, 2016 between the Company and RBL Capital Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 28, 2016)

10.65

Master Exchange Agreement, dated as of May 2, 2016 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 3, 2016)

10.66

Amendment to the Master Exchange Agreement, dated as of May 2, 2016 between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2017)

10.67

Amendment No. 1, dated as of May 2, 2016, to the Loan and Security Agreement among TOT Group, Inc., TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC, TOT New Edge, LLC and RBL Capital Group, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2016)

10.68#

2013 Equity Incentive Plan approved on December 5, 2013 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on November 4, 2013)

10.69#

Amendment to 2013 Equity Incentive Plan approved on December 9, 2014 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 31, 2014)

10.70#

Amendment to 2013 Equity Incentive Plan approved on June 15, 2016 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2016)

10.71

Common Stock Purchase Agreement, dated as of July 6, 2016, between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2016)

10.72

Binding Letter of Intent, dated as of July 21, 2016, among the Company, PayStar, Inc. and Nexcharge, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2016)

10.73

Settlement Agreement Amendment among Net Element, Inc., TOT Group Europe, Ltd., “OT Group Russia LLC, Maglenta Enterprises Inc. and Champfremont Holding Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2016)

10.74

Amendment to the Acquisition Agreement among Net Element, Inc., TOT Group Europe, Ltd., “OT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and the Target Companies parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on October 31, 2016)

10.75

Second Amendment to the Acquisition Agreement among Net Element, Inc., TOT Group Europe, Ltd., “OT Group Russia LLC, Maglenta Enterprises Inc., Champfremont Holding Ltd. and the Target Companies parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 17, 2017)

10.76

Promissory Note, dated March 1, 2017, in the original principal amount of $348,083.32 made by the Company and payable to Star Equities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2017)

10.77

Amendment to Commercial Lease, dated September 12, 2016, between BGC LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.77 of the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2017)

10.78

Second Amendment to Commercial Lease, dated November 16, 2016, between BGC LLC and Net Element International, Inc. (incorporated by reference to Exhibit 10.78 of the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2017)

10.79

Corporate Guaranty, dated March 23, 2017, by Net Element, Inc. in favor of Cynergy Data, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on March 24, 2017)

10.80

Amendment to Master Exchange Agreement, dated as of March 3, 2017, between the Company and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2017)

10.81

Loan Agreement, dated as of May 18, 2017, among Priority Payment Systems LLC, as lender, and TOT Payments, LLC, TOT New Edge, LLC, Process Pink, LLC and TOT FBS, LLC, as co-borrowers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2017)

10.82

Promissory Note, dated May 18, 2017, by TOT Payments, LLC, TOT New Edge, LLC, Process Pink, LLC and TOT FBS, LLC in favor of Priority Payment Systems LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2017)

10.83

Security Agreement, dated as of May 18, 2017, by TOT Payments, LLC, TOT New Edge, LLC, Process Pink, LLC and TOT FBS, LLC in favor of Priority Payment Systems LLC, as secured party (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2017)

10.84

Corporate Guaranty, dated March 17, 2017, by Net Element, Inc. in favor of Priority Payment Systems LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on May 23, 2017)

10.85

Amendment of Settlement Agreement among Net Element, Inc., Maglenta Enterprises Inc. and Champfremont Holding Ltd. (accepted and agreed to by TOT Group Europe, Ltd., TOT Group Russia LLC) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 25, 2017)

10.86

Amendment to Loan Agreement, dated as of June 27, 2017, among Priority Payment Systems LLC, as lender, and TOT Payments, LLC, TOT New Edge, LLC, Process Pink, LLC and TOT FBS, LLC, as co-borrowers (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 3, 2017)

10.87

Common Stock Purchase Agreement, dated as of July 5, 2017, between the Company and Cobblestone Capital Partners LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on July 7, 2017)

10.88#

Amendment to 2013 Equity Incentive Plan approved on June 15, 2016 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on August 10, 2017)

10.89

Lease, effective August 9, 2017, between the Company and Golden Star Investments Corp. (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 14, 2017)

10.90

Promissory Note, dated August 29, 2017, by TOT Group, Inc. in favor of MBF Merchant Capital, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on September 1, 2017)

10.91

Letter Agreement, dated as of October 20, 2017, between Net Element, Inc. and Star Equities LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on October 20, 2017)

10.92

Unit Purchase Agreement, dated as of December 29, 2017, between the Company and Esousa Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2018)

10.93*	Advance and Residual Purchase Agreement, dated July 30, 2018, by and between Unified Portfolio Acquisitions, LLC and Universal Partners, LLC

10.94*#	Amendment to 2013 Equity Incentive Plan approved on November 27, 2018 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 10, 2018)

10.95	Advance and Residual Purchase Agreement, dated December 26, 2018, among Unified Portfolio Acquisitions, LLC, Argus Merchant Services, LLC and Treasury Payments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2018 and 2017; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements

 # Indicates management contract or compensatory plan or arrangement.

* Filed herewith (furnished herewith with respect to Exhibit 32.1).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

April 1, 2019	By:	/s/ Oleg Firer
Oleg Firer
Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 1, 2019	By:	/s/ Oleg Firer
Oleg Firer Executive Chairman and Chief Executive Officer (Principal Executive Officer)

April 1, 2019	By:	/s/ Jeffrey Ginsberg
Jeffrey Ginsberg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

April 1, 2019	By:	/s/ Drew Freeman
Drew Freeman
Director

April 1, 2019	By:	/s/ Howard Ash
Howard Ash
Director

April 1, 2019	By:	/s/ Jon Najarian
Jon Najarian
Director

April 1, 2019	By:	/s/ Jonathan Fichman
Jonathan Fichman
Director

Item 8. Financial Statements and Supplementary Data

NET ELEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Net Element, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Net Element, Inc. (the “Company”) at December 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2015.

Fort Lauderdale, Florida

April 1, 2019

NET ELEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash	$1,645,481	$11,285,669
Accounts receivable, net	6,290,412	5,472,856
Prepaid expenses and other assets	1,749,221	2,282,614
Total current assets, net	9,685,114	19,041,139
Equipment, net	25,335	58,268
Intangible assets, net	6,441,743	3,127,760
Goodwill	9,007,752	9,643,752
Other long term assets	604,070	460,511
Total assets	$25,764,014	$32,331,430

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,368,444	$6,785,459
Accrued expenses	2,535,947	3,212,438
Deferred revenue	1,495,849	1,712,591
Notes payable (current portion)	433,448	2,493,973
Due to related party	387,814	461,992
Total current liabilities	11,221,502	14,666,453
Notes payable (net of current portion)	5,946,046	4,521,449
Total liabilities	17,167,548	19,187,902

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 3,863,019 and 3,853,100 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively)	386	385
Paid in capital	183,246,232	183,119,222
Accumulated other comprehensive loss	(2,232,163)	(2,530,238)
Accumulated deficit	(172,292,252)	(167,356,070)
Stock subscriptions receivable	-	(50,585)
Non-controlling interest	(125,737)	(39,186)
Total stockholders' equity	8,596,466	13,143,528
Total liabilities and stockholders' equity	$25,764,014	$32,331,430

See Notes to the Consolidated Financial Statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Twelve Months Ended December 31,
	2018	2017

Net revenues
Service fees	$65,786,817	$58,723,928
Branded content	-	1,340,896
Total Revenues	65,786,817	60,064,824

Costs and expenses:
Cost of service fees	55,617,171	49,934,371
Cost of branded content	-	1,302,841
Selling, general and administrative	9,758,688	10,629,773
Non-cash compensation	142,017	2,940,424
Bad debt expense	2,145,425	1,320,848
Depreciation and amortization	2,454,637	2,533,985
Total costs and operating expenses	70,117,938	68,662,242
Loss from operations	(4,331,121)	(8,597,418)
Interest expense	(847,179)	(1,189,622)
Other income (expense)	791,567	(236,009)
Impairment charge relating to goodwill	(636,000)	-
Net loss from continuing operations before income taxes	(5,022,733)	(10,023,049)
Income taxes	-	-
Net loss from continuing operations	(5,022,733)	(10,023,049)
Net loss attributable to the non-controlling interest	86,551	109,564
Net loss attributable to Net Element, Inc. stockholders	(4,936,182)	(9,913,485)
Foreign currency translation	298,075	(43,623)
Comprehensive loss attributable to common stockholders	$(4,638,107)	$(9,957,108)

Loss per share - basic and diluted	$(1.28)	$(5.04)

Weighted average number of common shares outstanding - basic and diluted	3,868,324	1,967,676

See Notes to the Consolidated Financial Statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Assets
Balance December 31, 2016	1,535,350	$154.00	$163,920,066	$-	$(2,486,616)	$70,378	$(157,442,585)	$4,061,397
Shares issued in connection with reverse stock split	3,117	0.31	1	-	-	-	-	1
Share based compensation	242,324	24.00	2,850,155	-	-	-	-	2,850,179
Shares issued for acquisitions	13,082	1.00	105,965	-	-	-	-	105,966
Shares issued to settle merchant liabilities	30,759	3.00	252,220	-	-	-	-	252,223
Shares issued for consulting services	19,896	2.00	228,416	(50,585)	-	-	-	177,833
Shares issued in connection with debt restructuring	127,406	13.00	758,181	-	-	-	-	758,194
Shares issued under ESOUSA/Cobblestone agreements	1,881,165	188.00	15,004,217	-	-	-	-	15,004,405
Net loss	-	-	-	-	-	(109,564)	(9,913,485)	(10,023,049)
Comprehensive loss - foreign currency translation	-	-	-	-	(43,622)	-	-	(43,622)
Balance December 31, 2017	3,853,100	$385.31	$183,119,222	$(50,585)	$(2,530,238)	$(39,186)	$(167,356,070)	$13,143,528
Share based compensation	9,919	0.99	127,010	-	-	-	-	127,011
Shares issued for consulting services	-	-	-	50,585	-	-	-	50,585
Net loss	-	-	-	-	-	(86,551)	(4,936,182)	(5,022,733)
Comprehensive gain - foreign currency translation	-	-	-	-	298,075	-	-	298,075
Balance December 31, 2018	3,863,019	$386.30	$183,246,232	$-	$(2,232,163)	$(125,737)	$(172,292,252)	$8,596,466

See Notes to the Consolidated Financial Statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss attributable to Net Element, Inc. stockholders	$(4,936,182)	$(9,913,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(86,551)	(109,564)
Share based compensation	142,017	2,940,424
Deferred revenue	(216,742)	356,619
Net Non cash items in other income	(1,202,201)	-
Impairment for Goodwill	636,000	-
Provision for bad debt	16,238	-
Depreciation and amortization	2,454,637	2,533,985
Non cash interest	73,442	114,802
Changes in assets and liabilities:
Accounts receivable	(1,503,755)	3,002,425
Prepaid expenses and other assets	384,403	(1,047,811)
Accounts payable and accrued expenses	971,202	(2,943,154)
Net cash used in operating activities	(3,267,492)	(5,065,759)

Cash flows from investing activities:

Purchase of portfolios and client acquisition costs	(5,413,264)	(1,885,098)
Receipt of excess deposits	-	149,826
Purchase of equipment and changes in other assets	(114,931)	(103,341)
Net cash used in investing activities	(5,528,195)	(1,838,613)

Cash flows from financing activities:
Proceeds from sale of common stock	-	14,884,435
Proceeds from indebtedness	2,131,500	3,678,824
Repayment of indebtedness	(2,785,134)	(998,780)
Net cash (used in) provided by financing activities	(653,634)	17,564,479

Effect of exchange rate changes on cash	(34,399)	(20,899)
Net (decrease) increase in cash	(9,483,720)	10,639,208

Cash and restricted cash at beginning of year	11,733,271	1,094,063
Cash and restricted cash at end of year	$2,249,551	$11,733,271

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$773,737	$1,074,820
Taxes	$61,871	$86,942
Shares issued for redemption of indebtedness	$-	$379,874
Shares issued in settlement of related party debt	$-	$378,253

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND OPERATIONS

Net Element, Inc. (collectively with its subsidiaries, “Net Element”, “we”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in payment acceptance and value-added solutions across multiple channels in the United States and selected international markets. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products and end-to-end transaction processing services. Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. For the year ended December 31, 2018, we operated in two reportable business operating segments: (i) North American Transaction Solutions, and (ii) International Transaction Solutions. During the fourth quarter of 2017, we combined our online and mobile payments operations into one segment, International Transaction Solutions. Prior to that we had operated in three segments.

We are able to deliver our services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses. Through PayOnline, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Russian Federation, Eurasian Economic Community ("EAEC"), Europe and Asia.

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

Our Mobile Solutions business, PayOnline, provides relationships and contracts with mobile operators that gives us the ability to offer our clients in-app, premium SMS (short message services, which is a text messaging service), Wireless Application Protocol (WAP)-click, one click and other carrier billing services. We also had marketed our own branded content as a separate line of business for our mobile commerce business from offices in Russia and Kazakhstan. In August 2017, we substantially reorganized this business, and combined its operations into PayOnline and TOT Group Russia.  We currently are not generating revenues from new mobile content and we continue to explore partnership opportunities that can monetize our relationships and contracts with mobile operators. PayOnline provides flexible high-tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems (“GDS”), which include Amadeus® and Sabre®. Key geographic regions that PayOnline serves include Eastern Europe, Central Asia, Western Europe, North America and Asia major sub regions. PayOnline offices are located in Russia, Kazakhstan and in the Republic of Cyprus.

Also part of our transactional services business, Aptito is a proprietary, cloud-based payments platform for the hospitality industry, which creates an online consumer experience in offline commerce environments via tablet, mobile and all other cloud-connected devices. Aptito’s easy to use point-of-sale (“POS”) system makes things easier by providing a comprehensive solution to the hospitality industry to help streamline management and operations. Orders placed tableside by customers directly speed up the ordering process and improve overall efficiency. Aptito's mobile POS system provides portability to the staff while performing all the same functions as a traditional POS system.

NOTE 2. LIQUIDITY

We expect to fund our operating cash needs for the next twelve months, including debt service requirements, operating expenses in the normal course of business, capital expenditures, and possible future acquisitions, with cash flow from its operating activities, potential sales of equity securities, and current and potential future borrowings.

The Company is continuing with its plan to further fund, grow and expand its payment processing operations through organic growth and acquisition of profitable residual buyouts (See Note 4).

To fund our operating cash needs, we may need to borrow additional capital from our current credit facilities or additional sales of equity securities. Further, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financings. Historically, we have been successful to date in restructuring our current debt facilities with commercially acceptable terms that supports the continued operation of our business for the foreseeable future. However, we cannot be sure that any additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. As of December 31, 2018 we have approximately $10.8 million in available credit facilities for use in funding general working needs and potential acquisitions.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s significant accounting policies are described below.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

These consolidated financial statements include the accounts of Net Element, Inc and our subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2018 presentation. These reclassifications had no effect on net loss or loss per share as previously reported.

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $0.6 million and $10.6 million at December 31, 2018 and December 31, 2017, respectively. The higher balance which exceeded FDIC limits at December 31, 2017 was the result of proceeds received from the issuance of common stock. We maintained approximately $74,000 and $186,000 in uninsured bank accounts in Russia and the Cayman Islands at December 31, 2018 and 2017, respectively.

Restricted Cash

Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses. It is presented as other long-term assets on the accompanying consolidated balance sheets since the related agreements extend beyond the next twelve months. Following the adoption of ASU 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), the Company includes restricted cash along with the cash balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows is as follows:

	December 31, 2018	December 31, 2017
Cash on consolidated balance sheet	$1,645,481	$11,285,669
Restricted cash	604,070	447,602
	$2,249,551	$11,733,271

Accounts Receivable and Credit Policies

Accounts receivable consist primarily of uncollateralized credit card processing residual payments due from processing banks requiring payment within thirty days following the end of each month. Accounts receivable also include amounts due from the sales of our technology solutions to its customers. The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts, if necessary, which reflects management’s best estimate of the amounts that will not be collected. The allowance is estimated based on management’s knowledge of its customers, historical loss experience and existing economic conditions. Accounts receivable and the allowance are written-off when, in management’s opinion, all collection efforts have been exhausted.

Inventories

Inventories consist of point-of-sale equipment which we use to service both merchants and independent sales agents ("ISG"). Often, we will provide the equipment as an incentive for merchants and independent sales agents to enter into a merchant contracts with us. The term of these contracts has an average length of three years and the cost of the equipment plus any setup fees will be amortized over the contract period. If the merchants terminate their contract with us early, they are obligated to either return the equipment or pay for it. We have approximately $526,000 and $507,000 in terminals, iPads ® and related equipment at December 31, 2018 and 2017, respectively, and are included within prepaid expenses and other current assets on the accompanying consolidated balance sheets. Approximately $727,000 and $501,000 had been placed with merchants at December 31, 2018 and 2017, respectively.

Amortization expense for the equipment placed in service for the years ended December 31, 2018 and 2017 was approximately $296,000 and $189,000, respectively

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the years ended December 31, 2018 and 2017.

The cost of internally developing, maintaining and restoring intangible assets (including goodwill) that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity are recognized as an expense when incurred.

Intangible assets include acquired merchant relationships, recurring cash flow portfolios, referral agreements, trademarks, tradenames, website development costs and non-compete agreements. Merchant relationships represent the fair value of customer relationships purchased by us. Recurring cash flow portfolios give us the right to retain a greater share of the cash flow, in the form of paying less commissions to an independent sales agent, related to certain future transactions with the agent referred sales partners. Referral agreements represent the right to exclusively obtain referrals from a partner for their customers' credit card processing services.

We amortize definite lived identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise utilized. The estimated useful lives of our customer-related intangible assets approximate the expected distribution of cash flows on a straight-line basis from each asset. The useful lives of contract-based intangible assets are equal to the terms of the agreement.

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended December 31, 2018 and 2017.

Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for each reporting unit on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.

Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition.

We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of its reporting units, sustained decrease in its share price, and other relevant entity specific events. If the management determines on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying value, then we perform a quantitative test for that reporting unit. The fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. Subsequent to the adoption on January 1, 2017 of Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, if the fair value of a reporting unit is less than its carrying value, we recognize an impairment equal to the excess carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.

At December 31, 2018, our management determined that an impairment charge of approximately $636,000 was necessary to reduce the goodwill relating to the acquisition of PayOnline. The impairment charge was primarily related to a decrease in projected sales for 2019, which is the base year utilized for determining the discounted cash flows.

For a discussion of the estimate methodology and the significance of various inputs, please see the subheading below titled “Use of Estimates.”

We have determined that we have two reporting units, North American Transaction Solutions and International Transaction Solutions. For each of the years ended December 31, 2018 and 2017  we performed a quantitative assessment for each of its reporting units. The Company determined that none of the reporting units were impaired.

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to ISG’s for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The up-front cash payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time amounts are receivable but not yet earned and the capitalized acquisition costs are amortized on a straight-line basis over a period of approximately four years. These capitalized costs, net of amortization expense, are included in intangible assets on the accompanying consolidated balance sheets (See Note 6 – item labeled “Client Acquisition Costs”).

Accrued Residual Commissions

We record commissions as a cost of revenues in the accompanying consolidated statement of operations and comprehensive loss. We pay agent commissions to ISGs and independent sales agents based on the processing volume of the merchants enrolled. The commission obligations are based on varying percentages of the volume processed by us on behalf of the merchants. Percentages vary based on the program type and transaction volume of each merchant.

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of approximately $6.4 million and $7.0 million at December 31, 2018 and 2017, respectively, approximates fair value because current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Level 1 — Quoted market prices in active markets for identical assets or liabilities as of the reporting date

Level 2 — Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3 — Unobservable inputs that are not corroborated by market data

These non-financial assets and liabilities include intangible assets and liabilities acquired in a business combination as well as impairment calculations, when necessary. The fair value of the assets acquired and liabilities assumed in connection with the PayOnline acquisition, were measured at fair value by us at the acquisition date. The fair values of our merchant portfolios are primarily based on Level 3 inputs and are generally estimated based upon independent appraisals that include discounted cash flow analyses based on our most recent cash flow projections, and, for years beyond the projection period, estimates based on assumed growth rates. Assumptions are also made regarding appropriate discount rates, perpetual growth rates, and capital expenditures, among others. In certain circumstances, the discounted cash flow analyses are corroborated by a market-based approach that utilizes comparable company public trading values, and, where available, values observed in private market transactions. The inputs used by management for the fair value measurements include significant unobservable inputs, and therefore, the fair value measurements employed are classified as Level 3. Goodwill impairment is primarily based on observable inputs using company specific information and is classified as Level 3.

Revenue Recognition and Deferred Revenue

We recognize revenue when all of the following criteria are met: (1) the parties to the contract have approved the contract and are committed to perform their respective obligations, (2) we can identify each party’s rights regarding the goods or services to be transferred, (3) we can identify the payment terms for the goods or services to be transferred, (4) the contract has commercial substance, and (5) it is probable that we will collect substantially all of the consideration to which we will be entitled in exchange for the goods or services that will be transferred to the customer. We consider persuasive evidence of a sales arrangement to be the receipt of a billable transaction from aggregators, signed contract or the processing of a credit card transaction. Collectability is assessed based on a number of factors, including transaction history with the customer and the credit worthiness of the customer. If it is determined that the collection is not reasonably assured, revenue is not recognized until collection becomes reasonably assured, which is generally upon receipt of cash. We record cash received in advance of revenue recognition as deferred revenue. Revenue consists primarily of fees generated through the electronic processing of payment transactions and related services and is recognized as revenue during the period the transactions are processed or when the related services are performed.

Our transactional processing fees are generated primarily from TOT Payments doing business as Unified Payments, which is our North American Transaction Solutions segment, PayOnline, which is our Russian online transaction processing company, and Aptito, which is our point of sale solution for restaurants.

We work directly with payment card networks and banks so that our merchants do not need to manage the complex systems, rules, and requirements of the payments industry. We satisfy our performance obligations and therefore recognize the transactional processing service fees as revenue upon authorization of a transaction by the merchant’s customer’s bank.

The majority of our revenues is derived from volume-based payment processing fees ("discount fees”) and other related fixed transaction or service fees. Discount fees represent a percentage of the dollar amount of each credit or debit transaction processed. Discount fees are recognized at the time the merchants’ transactions are processed. Generally, where we have control over merchant pricing, merchant portability, credit risk and ultimate responsibility for the merchant relationship, revenues are reported at the time of sale on a gross basis equal to the full amount of the discount charged to the merchant. This amount includes interchange fees paid to card issuing banks and assessments paid to payment card networks pursuant to which such parties receive payments based primarily on processing volume for particular groups of merchants. Revenues generated from merchant portfolios where we do not have control over merchant pricing, liability for merchant losses or credit risk or rights of portability are reported net of interchange and other fees.

Revenues are also derived from a variety of fixed transaction or service fees, including authorization fees, convenience fees, statement fees, annual fees, and fees for other miscellaneous services, such as handling chargebacks. Revenues derived from service fees are recognized at the time the services are performed and there are no further performance obligations. Revenue from the sale of equipment is recognized upon transfer of ownership and delivery to the customer, after which there are no further performance obligations.

We primarily report revenues gross as a principal versus net as an agent. Although some of our processing agreements vary with respect to specific terms, the transactional processing service fees collected from merchants generally are recognized as revenue on a gross basis as we are the principal in the delivery of the managed payments solutions to the sellers. The gross fees we collect are intended to cover the interchange, assessments and other processing and non-processing fees which are included and are part of our gross margin.

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

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic revenue recognition methodology under ASC 605-45 Revenue Recognition-Principal Agent Considerations in determining its merchant processing services.

The cumulative impact of adopting ASC 606 resulted in no changes to retained earnings at January 1, 2018. The impact of adoption of ASC 606 on our consolidated statement of operations was as follows:

	With	Before
	Implementation	Implementation	Effect of
	of ASC 606	of ASC 606	Implementation
Revenue	$65,786,817	$67,726,298	$(1,939,481)
Costs	(55,617,171)	(57,556,652)	$1,939,481
Net effect of ASC 606 implementation			$-

There was no impact on our consolidated balance sheets.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at December 31, 2018.

Interchange, Network Fees and Other Cost of Services

Interchange and network fees consist primarily of fees that are directly related to discount fee revenue. These include interchange fees paid to issuers and assessment fees payable to card associations, which are a percentage of the processing volume we generate from Visa and Mastercard, AMEX, and Discover, as well as fees charged by card-issuing banks. Other costs of services include costs directly attributable to processing and bank sponsorship costs, which may not be based on a percentage of volume. These costs also include related costs such as residual payments to sales groups, which are based on a percentage of the net revenues generated from merchant referrals. In certain merchant processing bank relationships we are liable for chargebacks against a merchant equal to the volume of the transaction. Losses resulting from chargebacks against a merchant are included in other cost of services or as a bad debt expense, determined on the timing and nature of the specific transaction, on the accompanying consolidated statement of operations. We evaluate the risk for such transactions and our potential loss from chargebacks based primarily on historical experience and other relevant factors.

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising expense was approximately $154,000 and $89,000 for the years ended December 31, 2018 and 2017, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

Equity-based Compensation

We account for grants of equity awards to employees in accordance with ASC 718, Compensation—Stock Compensation. This standard requires compensation expense to be measured based on the estimated fair value of the share-based awards on the date of grant and recognized as expense on a straight-line basis over the requisite service period, which is generally the vesting period.

Equity-based compensation was approximately $100,000 and $2.9 million for the years ended December 31, 2018 and 2017, respectively, and is reflected on the accompanying consolidated statements of operations and comprehensive loss.

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

Use of Estimates

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, goodwill and asset impairment review, valuation reserves for accounts receivable, valuation of acquired or current merchant portfolios, incurred but not reported claims, revenue recognition for multiple element arrangements, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities, as well as, the related valuation allowances. Actual results could differ from those estimates.

Below is a summary of the Company’s critical accounting estimates for which the nature of management’s assumptions are material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, and for which the impact of the estimates and assumptions on financial condition or operating performance is material.

Goodwill

The Company tests goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment.

Significant estimates and assumptions are used in our goodwill impairment review and include the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. Our assessment of qualitative factors involves significant judgments about expected future business performance, general market conditions, and regulatory changes. In a quantitative assessment, the fair value of each reporting unit is determined based largely on the present value of projected future cash flows, growth assumptions regarding discount rates, estimated growth rates and our future long-term business plans. Changes in any of these estimates or assumptions could materially affect the determination of fair value and the associated goodwill impairment charge for each reporting unit.

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update changed how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are within the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of collecting data and designing processes and controls to account for our leases in accordance with the new guidance. We expect that the adoption of ASU 2016-02 will result in the recognition of right of use assets and related obligations on our consolidated financial statements.

Note 4. ACQUISITIONS

During the year ended December 31, 2018 we acquired the following residual buyout arrangements. There were no residual buyout arrangements acquired during the year ended 2017.

Acquisitions of Recurring Cash Flow Portfolios

From time to time, the Company acquires future recurring revenue streams from sales agents in exchange for an upfront cash payment. This results in an increase in net cash flow to the Company. The acquisitions of recurring cash flows are treated as asset acquisitions, resulting in recording a recurring cash flow portfolio intangible asset, at cost, on the date of acquisition. These assets are amortized over a straight-line period of approximately four years and is included in intangible assets on the accompanying consolidated balance sheets (See Note 6 - item labeled “Portfolio and Clients Lists”, on the accompanying consolidated audited financial statements).

Universal Partners, LLC

On July 30, 2018, our subsidiary, Unified Portfolio Acquisitions, LLC, entered into an Advance and Residual Purchase Agreement (the “Agreement”) with Universal Partners, LLC (“Universal”). Pursuant to the Agreement, we acquired certain transactional services portfolios (“cash flow assets”) from Universal and Payment Club, LLC (together with Universal, the “Seller”) for $2,700,000 (the “Advance Amount”). The cash flow assets consist of residuals (the “Residuals”) that the Sellers were entitled to receive pursuant to certain agreements (the “Combined Marketing Agreements”) with TOT Payments, LLC (doing business as Unified Payments), our subsidiary, or any other agreements pursuant to which the Seller was entitled to residuals.

The Advance Amount is to be repaid to us whereby each and every month, commencing from July 1, 2018 (the “Effective Date”) and for a period of 24 months thereafter, terminating on June 30, 2020 (the “Advance Period”), we are entitled to a certain amount of the Residuals. Such Residuals due to the Purchaser are secured by certain of the Seller’s property as collateral.

At the end of the Advance Period (the “Transfer Date”), we and the Seller have agreed to create a new static portfolio pool of mutually agreed residual income from Seller portfolios comprising merchant accounts boarded by the Seller under the Combined Marketing Agreements that on the Transfer are generating at least $120,000 per month in net residual income (the “Portfolio Residuals”). From and after the Transfer Date, we and Seller will share/split the Portfolio Residuals with us owning an 80% interest in the Portfolio Residuals and the Seller owning a 20% interest in the Portfolio Residuals.

During 2018, cash paid in connection for this Agreement approximated $2.5 million.

Argus Merchant Services, LLC

On December 26, 2018, our subsidiary, Unified Portfolio Acquisitions, LLC, entered into an Advance and Residual Purchase Agreement (the “Agreement”) with Argus Merchant Services, LLC ("Argus") and Treasury Payments, LLC ("Treasury"); Argus and Treasury are collectively referred to herein as the (“Seller”). Pursuant to the Agreement, we acquired certain transactional services portfolios (“cash flow assets”) from the Seller for a total purchase consideration of $1,426,000. The cash flow assets consist of residuals (the “Residuals”) that the Seller is entitled to receive pursuant to certain agreements (including any amendments of such agreements, the “Combined Marketing Agreements”) with TOT Payments, LLC (doing business as Unified Payments, our subsidiary).

On December 27, 2018, we paid to Seller $1,150,000 (the “Advance Amount”). The Advance Amount and the balance of the purchase consideration is to be repaid to us from Residuals due to the Seller, whereby each and every month, commencing from January 2019 (the “Effective Date”) and for a period of 24 months (the “Advance Period”), we will be entitled to a certain amount of the Seller’s Residuals. Such Residuals due us are secured by certain of the Seller’s property as collateral.

At the end of the Advance Period (the “Transfer Date”), we will receive an ownership interest in a portfolio of cash flow assets by creating with the Seller, a new static portfolio pool of mutually agreed residual income from Seller portfolios comprising merchant accounts boarded by the Seller under the Combined Marketing Agreements.

During the 2018, cash paid in connection with this residual buyout agreement approximated $1.2 million.

Referral Agreements

From time to time, we enter into referral agreements with ISG’s or other organizations (“referral partner”). Under these agreements, the referral partner exclusively refers its customers to us for credit card processing services. Consideration paid for these agreements for the years ended December 31, 2018 and 2017 was approximately $1.6 million and $1.8 million, respectively, all of which was settled with cash on hand. Because we pay an up-front fee to compensate the referral partner, the amount is treated as an asset acquisition in which we have acquired an intangible stream of referrals. This asset is amortized over a straight-line period of approximately four years and is included in intangible assets on the accompanying consolidated balance sheets (See Note 6 – item labeled “Client Acquisition Costs”).

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowance for doubtful accounts, consist of amounts due from merchant service providers and to a lesser extent Russian mobile operator intermediaries. Net accounts receivable amounted to approximately $6.3 million and $5.5 million at December 31, 2018 and 2017, respectively. Net accounts receivable consisted primarily of $6.2 million and $5.4 million for North American Transaction Solutions and $74,000 and $58,000, attributed to International Transaction Solutions for credit card processing receivables at December 31, 2018 and 2017, respectively.

Our allowance for doubtful accounts was approximately $214,000 and $257,000 as of December 31, 2018 and 2017, respectively. Actual write-offs may exceed estimated amounts.

NOTE 6. INTANGIBLE ASSETS

The Company had approximately $6.4 and $3.1 million in intangible assets, net of amortization, at December 31, 2018 and 2017, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of December 31, 2018

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,309,291	$(2,139,891)	$169,400	3 years - straight-line
Portfolios and Client Lists	7,576,665	(4,333,866)	3,242,799	4 years - straight-line
Client Acquisition Costs	6,370,124	(3,340,581)	3,029,544	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
	$17,846,476	$(11,404,732)	$6,441,743

Intangible assets consisted of the following as of December 31, 2017

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,274,693	$(2,171,803)	$102,890	3 years - straight-line
Portfolios and Client Lists	5,213,911	(4,939,857)	274,054	3 years - straight-line
Client Acquisition Costs	4,812,474	(2,377,139)	2,435,335	3 years - straight-line
PCI Certification	449,000	(361,694)	87,306	3 years - straight-line
Trademarks	702,192	(570,383)	131,809	3 years - straight-line
Domain Names	435,956	(339,590)	96,366	3 years - straight-line
	$13,888,226	$(10,760,466)	$3,127,760

During the year ended December 31, 2018, we removed fully amortized portfolio and client lists, approximating $1.4 million, relating to our PayOnline acquisition.

Amortization expense for the intangible assets was approximately $2.1 million and $2.3 million for the years ended December 31, 2018 and 2017, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2019	$1,561,829
2020	1,561,829
2021	1,561,829
2022	1,505,362
2023	250,894
Balance December 31, 2018	$6,441,743

NOTE 7. ACCRUED EXPENSES

At December 31, 2018 and December 31, 2017, accrued expenses amounted to approximately $2.5 and $3.2 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflect the balances outstanding as of December 31, 2018 and December 31, 2017.

	December 31, 2018	December 31, 2017
Accrued professional fees	$174,915	$241,281
PayOnline accrual	1,126,273	1,438,900
Accrued interest	108,202	145,264
Accrued bonus	1,157,556	1,249,852
Accrued foreign taxes	(45,952)	137,141
Other accrued expenses	14,953	-
	$2,535,947	$3,212,438

On October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves, and accordingly, recorded the liability. During the year the ended December 31, 2017, we repaid $252,223 of this liability. The accrual for PayOnline at December 31, 2018 and 2017, respectively, consists of approximately $1.1 million obligation for refundable merchant reserves assumed pursuant to this amendment to the PayOnline acquisition agreement.

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO, approximating $866,000 and $1.0 million at December 31, 2018 and 2017, respectively, and approximately $291,000 and $244,000 at December 31, 2018 and 2017 for discretionary performance bonuses due to certain employees.

NOTE 8. NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2018	December 31, 2017

RBL Capital Group, LLC	$6,512,268	$4,544,087
Priority Payments Systems LLC	-	2,238,511
MBF Merchant Capital, LLC	-	341,804
Subtotal	6,512,268	7,124,402
Less: deferred loan costs	(132,774)	(108,980)
Subtotal	6,379,494	7,015,422
Less: current portion	(433,448)	(2,493,973)
Long term debt	$5,946,046	$4,521,449

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC (collectively, the “co-borrowers”), entered into a Loan and Security Agreement (“Credit Facility”) with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). The original terms provided us with an 18-month, $10 million credit facility with interest at the higher of 13.90% per annum or the prime rate plus 10.65%. Interest on drawn amounts outstanding after November 30, 2015 carry interest at an additional three percent per annum until repaid in full, with other amounts, obligations or payments due carrying an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. On May 2, 2016, we renewed our Credit Facility with RBL, increasing the facility from $10 million to $15 million and extending the term through February 2019.  At December 31, 2018, we had approximately $10.5 million available under the Credit Facility.  This Credit Facility is for general working capital purposes or to support the growth of the co-borrowers, subject to the terms and conditions, as defined.

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

Borrowings from the Credit Facility in the amounts of $3,315,000, $400,000 and $250,000 were previously converted into RBL term notes.  Effective March 20, 2018, we entered into a single note with a principal balance of $4,544,087 with RBL to effectively refinance all previously issued outstanding RBL notes, including certain additional term notes entered into with RBL through August 2017. The refinanced and combined note provides for four (4) interest-only payments at 14.19%, with monthly interest and principal payments of $85,634 from August 2018 through July 2021, with a balloon payment of $3,170,967 in July 2021. The back-end fees from prior notes in the amount of $133,600 have been rolled into this note and also are due in July 2021.

On December 28, 2018, in connection with an addendum to that certain term loan made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, we received funding of $2,131,500, bearing interest at an annual rate of 14%. On December 20, 2019 we are required to make one (1) payment of interest only for $18,804, followed by eleven (11) payments of interest only for $24,867. Effective January 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $72,850, until December 20, 2022 the date this term loan matures.

The Credit Facility that was renewed on May 2, 2016, allows the Company to have access to approximately $8.3 million for general working capital purposes.

MBF Merchant Capital, LLC

We issued the following note payable to MBF, an entity owned by William Healy, a former member of our Board of Directors.

On August 29, 2017, our subsidiary, TOT Group, Inc., entered into a $275,000 promissory note with MBF. The principal amount of the loan carries an interest rate 13.95% per annum, with ten monthly interest and principal payments of $29,289. The promissory note required payment of a 2% front-end fee at issuance and a 4% back-end fee due at final payment. This note was paid-off in 2018.

Priority Payment Systems LLC

Effective May 18, 2017, we entered into a loan agreement and security agreement with Priority Payment Systems LLC (“PPS”) and issued a promissory note dated May 18, 2017. Pursuant to the loan agreement and the note, we borrowed $2,000,000. Prior to maturity of the loan, the principal amount of the loan will carry a floating interest rate of prime rate plus 6% per annum. The interest rate was 10.25% at December 31, 2018 and 2017, respectively. We may prepay the loan in whole or in part at any time. The loan is repayable in monthly installments consisting of principal plus interest. The loan matures and becomes due and payable in full on May 20, 2019 to the extent not repaid earlier.

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

On June 27, 2017, we entered into an amendment to the loan agreement with PPS pursuant to which:

(i)	The original term loan was modified into a multi - draw loan with an increase of the borrowing limit to $2,500,000 and;
(ii)	The loan maturity was extended to May 20, 2021.

The draw-down period was extended to coincide with the loan maturity date of May 20, 2021.

Scheduled Notes Payable Principal Repayment at December 31, 2018 is as follows:

2019	$433,448
2020	1,113,323
2021	4,154,137
2022	811,360
2023	-
Balance December 31, 2018	$6,512,268

NOTE 9. CONCENTRATIONS

Credit card processing revenues are from merchant customer transactions, which were processed primarily by one third-party processor (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the years ended December 31, 2018 and 2017.

For the year ended December 31, 2018, we processed 61% of our total revenue with Priority Payment Systems, and 20% from our own dedicated BIN/ICA with Esquire Bank.

For the year ended December 31, 2017, we processed 77% of our total revenue with Priority Payment Systems and 5.2% from our own dedicated BIN/ICA with Esquire Bank.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Minimum Processing Commitments

We have non-exclusive agreements with several processors to provide services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees it would have received if we had submitted the required minimum number of transactions. As of December 31, 2018, such minimum fee commitments were as follows:

2019	$558,700
2020	614,300
2021	670,730
2022	60,000
2023	70,000
Thereafter	80,000
Total	$2,053,730

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

International Transaction Solutions

PayOnline leased approximately 4,675 square feet of office space in Moscow, Russia at an annual rent of $84,457 which expired on September 30, 2018.  This space was reduced to 3,385 square feet and renewed at an annual rent of $56,000 expiring on August 31, 2019.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or move to new facilities on acceptable terms.

Future maturities of lease agreements are as follow:

2019	$238,548
2020	172,248
2021	172,248
2022	100,478
Total	$683,522

Litigation, Claims, and Assessments

With respect to all legal, regulatory and governmental proceedings, and in accordance with ASC 450-20, Contingencies—Loss Contingencies, we consider the likelihood of a negative outcome. If we determine the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, we record an accrual for the estimated amount of loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and we are able to determine an estimate of the amount of possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, we disclose the estimate of the amount of possible loss or range of loss. However, management in some instances may be unable to estimate an amount of possible loss or range of loss based on the significant uncertainties involved in, or the preliminary nature of, the matter, and in these instances we will disclose the nature of the contingency and describe why we are unable to determine an estimate of possible loss or range of loss.

In addition, we are involved in ordinary course legal proceedings, which include all claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business and otherwise not described below. We have considered all such ordinary course legal proceedings in formulating our disclosures and assessments.

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 125,000 shares of our stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares (prior to adjustment for two one-for-ten reverse stock splits) of our stock. There has been disagreements among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares (prior to adjustment for two one-for-ten reverse stock splits). To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the Defendants to litigate amongst themselves as to how the shares (prior to adjustment for two one-for-ten reverse stock splits) should be distributed. Aptito.com, Inc. opposed the motion to interplead and filed counterclaims relative to Aptito, LLC for non-delivery of the 125,000 shares (prior to adjustment for two one-for-ten reverse stock splits) .

On July 18, 2017, the Court granted Aptito LLC’s motion to interplead and also indicated that Aptito, LLC could not be held liable for any alleged damages relative to the purported non-delivery of the 125,000 shares after the interpleader action was filed on August 6, 2014.

In March 2018, a new Judge in the case ruled that Aptito.com, Inc. was entitled to receive 125,000 newly issued shares of our common stock, but indicated that he was not ruling that we were required to issue such shares. We plan to appeal this ruling, and our legal counsel is addressing the counterclaims filed by Aptito.com, Inc. in this matter.

In July 2018, our counsel was disqualified due to a conflict of interest. We engaged a new law firm to represent our ongoing interests in this case. Since that time, there have been multiple Motions and claims brought by Aptito.com, Inc., including the request for rescission of the asset purchase agreement that gave rise to the share issuance obligation. All of these Motions and claims are being vigorously defended. There is a court ordered mediation conference that will be held sometime in April 2019.

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

In 2018, the Company filed a motion to enforce the injunction and contempt orders against Zell. The court upheld the injunction and the Company continues to vigorously protect its interests.

OVHA Patent Claim

On January 15, 2019, OVHA, Inc. filed a lawsuit against Unified Payments, LLC, a previous subsidiary of the Company that is no longer operating. The lawsuit which is most likely intended against our subsidiary TOT Payments, LLC dba Unified Payments (“Unified”) alleges that Unified’s Mobile POS infringes upon a patent held by OVHA. The alleged infringing part of the POS equipment is produced by a 3rd party vendor. We have engaged Intellectual Property counsel to protect our interests in this matter.

Other Legal Matters

During December 2017, we entered into a letter of intent with Bunker Capital (“Bunker”) for the development of block-chain technology-based solutions, and we made a prepayment of 19,000 shares of our common stock. On February 26, 2018, we terminated the relationship with Bunker as the parties did not reach a definitive agreement, and, as part of such termination, we asked Bunker to return such shares of our common stock. The value of these shares were recorded as other expense for approximately $221,000 during the first quarter of 2018. During the fourth quarter of 2018, we reached a settlement in-full satisfaction with Bunker, whereby we received a cash payment of $50,000.

NOTE 11. RELATED PARTY TRANSACTIONS

We and our subsidiary, TOT Group, Inc., previously entered into certain term loan notes with MBF, Merchant Capital, LLC ("MBF"), which were paid off during the year ended December 31, 2018 (See Note 8).  MBF is a company owned by William Healy, a former member of our Board of Directors.

On March 1, 2017, we entered into a promissory note with Star Equities, LLC, an entity which our Chairman and CEO is the managing member, in the principal amount of $348,083 (the “Star Equities Note”). The Star Equities Note provides for 18 monthly interest payments (bearing interest at 12% annually) of $3,481 through September 30, 2018 followed by one interest and principle payment on October 1, 2018. On October 20, 2017, the Company entered into and consummated a letter agreement with Star Equities, LLC (the “Exchange Agreement”). Pursuant to the Exchange Agreement, the entire outstanding amount including accrued and unpaid interest totaling $374,253 was exchanged into 67,312 restricted shares of the Company’s common stock, based on such shares’ consolidated closing bid price on The NASDAQ Stock Market on the date of the Exchange Agreement (See Note 12).

During the years ended December 31, 2018 and 2017, agent commissions resulting from merchant processing of approximately $72,000 and $98,000, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the company’s behalf, amounted to approximately $739,000 and $346,000 for the years ended December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, we had accrued expenses of approximately $388,000 and $462,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

NOTE 12. STOCKHOLDERS’ EQUITY

On October 5, 2017, we effected an one-for-ten reverse stock split of our common stock. Our condensed consolidated financial statements and disclosures reflect these changes in capital structure for all periods presented.

On June 12, 2015 and June 13, 2016, our shareholders approved 100,000,000 increases in our authorized common stock to 300,000,000 and 400,000,000, respectively. On October 2, 2017, our shareholders approved a 300,000,000 decrease in our authorized common stock to 100,000,000.

Agreement with Cobblestone

On July 5, 2017, the Company entered into a common stock purchase agreement (the “Cobblestone Purchase Agreement”) with Cobblestone Capital Partners LLC (“Cobblestone Capital”) which provided that, upon the terms and subject to the conditions and limitations set forth therein, Cobblestone Capital was committed to purchase up to an aggregate of $10 million of shares of our common stock over the 30-month term of the Cobblestone Purchase Agreement. In consideration for entering into the Cobblestone Purchase Agreement, we were obligated to issue to Cobblestone Capital such number of shares of common stock that would have a value equivalent to $200,000 calculated using the average of volume weighted average price for the common stock during the 3 trading days period immediately preceding the date of issuance of such shares. Accordingly, on August 3, 2017, we issued to Cobblestone Capital 45,676 shares of common stock based on a price of $4.38 per share. In connection with this Cobblestone Purchase Agreement, we issued approximately 1.3 million shares of our common stock during 2017 for an approximate amount of $6.2 million, at an average price of $4.71 per share.

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (as amended to date, the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified stock options (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights, which may be awarded either in tandem with Options or on a stand-alone basis; (iv) shares of common stock that are restricted; (v) units representing shares of common stock; (vi) units that do not represent shares of common stock but which may be paid in the form of common stock; and (vii) shares of common stock that are not subject to any conditions to vesting.

On November 27, 2018, our shareholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock available for issuance by 178,900 shares resulting in the aggregate of 773,000 shares authorized for issuance under the 2013 Plan, which represents in the aggregate approximately 20% of our issued and outstanding stock as of December 31, 2018.

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at December 31, 2018 and 2017 was 323,498 and 168,374, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Unrestricted Shares and Stock Options

During the years ended December 31, 2018 and 2017, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $85,786 and $130,499, respectively.

At December 31, 2018 and 2017, we had 74,004 incentive stock options outstanding with a weighted average exercise price of $15.52 and a weighted average remaining contract term of 7.77 years and 8.77 years, respectively. All of the stock options were anti-dilutive at December 31, 2018 and 2017.

On February 28, 2017, the Compensation Committee of our Board of Directors approved and authorized grants of the following equity awards to our employees and consultants of the Company pursuant to the 2013 Plan:

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

On December 28, 2017, the Compensation Committee of our Board of Directors approved and authorized grants for 134,161 fully vested, incentive equity awards to our employees, directors and consultants pursuant to the 2013 Plan.

Agreement with Crede CG III, Ltd.

On May 2, 2016, we entered into a Master Exchange Agreement with Crede (the “Master Exchange Agreement”), an entity that purchased a portion our previously issued notes held by RBL. Pursuant to the Master Exchange Agreement, we have the right to request that Crede exchange up to $3,965,000 of the RBL promissory notes for shares of our common stock. On March 3, 2017, we entered into an Amendment to Master Exchange Agreement with Crede, which extended the expiration date of the Master Exchange Agreement from December 31, 2016 to August 31, 2017. Accordingly, this extended the time to which we had the right to request Crede to exchange previously issued RBL promissory notes for shares of the Company’s common stock on the terms and conditions as set forth in the Master Exchange Agreement.

For the year ended December 31, 2017, we exchanged 60,944 shares of our common stock with Crede for an aggregate of $330,969 of the original $3,315,000 RBL promissory note partially purchased by Crede, based on an average per share exchange price of $6.83. The exchange included a non-cash exchange premium $52,972.

Agreements with ESOUSA Holdings

On July 6, 2016, we entered into a common stock purchase agreement (“Purchase Agreement”), with ESOUSA Holdings, LLC, a New York limited liability company (“ESOUSA”), which provides that ESOUSA is committed to purchase up to an aggregate of $10 million of our shares of common stock over the 30-month term of the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued shares of our common stock with a value equivalent to $200,000, as a commitment fee to ESOUSA. The number of shares was calculated using the average of volume weighted average price for our common stock during the 3 trading day period immediately preceding the date of issuance of such shares.

In connection with the aforementioned ESOUSA Purchase Agreement, we issued the 168,266 shares of our common stock at an average per share price of $8.45 to ESOUSA during the year ended December 31, 2017. There were no shares issued in connection with this Purchase Agreement for the year ended December 31, 2018.

On December 29, 2017, we entered into, and consummated a unit purchase agreement with ESOUSA. Pursuant to the unit purchase agreement, we sold to ESOUSA (i) 350,553 shares of our common stock, par value $0.0001, at a purchase price of $11.12 per share (i.e., a price equal to the our consolidated closing bid price per share as reported by the Nasdaq); (ii) an aggregate of 404,676 five-year warrants to purchase shares of our common stock at a purchase price of $0.125 per share and exercise price of $11.12 per share; and (iii) an aggregate of 323,907 five-year pre-paid warrants to purchase shares of our common stock with exercise price of $0.01 per share. The aggregate purchase price for the securities was approximately $7.6 million.

Other Stock Issuances

On July 19, 2017, we issued 30,759 shares for a $252,223 partial settlement of our $1.4 million reserve liability assumed with the PayOnline acquisition (See Note 7).

On February 28, 2017, the Compensation Committee of our board of directors awarded to Oleg Firer, our Chairman and Chief Executive Officer, 47,139 restricted shares of our common stock as a performance bonus, which shareholders approved October 2017. The share award was made outside the 2013 Plan and these shares were issued in October 2017. In addition, the Compensation Committee approved a $300,000 discretionary cash performance bonus to Oleg Firer which was paid in March, 2018.

On October 20, 2017, the Company entered into and consummated the Exchange Agreement with Star Equities, LLC relating to the Star Equities Note (see Note 11). Pursuant to the Exchange Agreement, the entire outstanding amount of the Star Equities Note including accrued and unpaid interest totaling $374,253 was exchanged into 67,312 restricted shares of the Company’s common stock, based on such shares’ consolidated closing bid price on The NASDAQ Stock Market on the date of the Exchange Agreement.

NOTE 13. WARRANTS AND OPTIONS

Options

In February 28, 2017, we granted options to acquire 45,106 shares of common stock at an exercise price of $8.10 per share over a 10-year term.

At December 31, 2018 and 2017, we had fully vested options outstanding to purchase 234,218 shares of common stock, net of 4,497 options which have expired, at exercise prices ranging from $8.10 to $134.00 per share. The remaining contractual life of these options range from 8.17 to 1.70 years as of December 31, 2018.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options granted during the year ended December 31, 2017 using the then quoted stock price at the grant date. There were no options granted during 2018.

Warrants

In 2013, our predecessor entity (then known as Cazador Acquisition Corporation Ltd.) issued warrants to purchase 89,400 shares (reverse split adjusted) of common stock in connection with its private placement and initial public offering (the “Prior Warrants”). These Prior Warrants expired on October 1, 2017.

In connection with the aforementioned unit purchase agreement with ESOUSA, on December 29, 2017 we issued (i) an aggregate of 404,676 five-year warrants to purchase shares of Company common stock at a purchase price of $0.125 per share and exercise price of $11.12 per share; and (ii) an aggregate of 323,907 five-year pre-paid warrants to purchase shares of Company common stock with an exercise price of $0.01 per share.

At December 31, 2018 and 2017, we had warrants outstanding to purchase 728,583 shares of common stock, net of 89,389 warrants that have expired. At December 31, 2018, these warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 4 years. There were no warrants granted during 2018.

Non-Incentive Plan Options

At December 31, 2018 and 2017, we had 323,498 non-incentive options outstanding with a weighted-average exercise price of $21.84. The non-incentive options have a remaining contract term of 1.92 years at December 31, 2018. These options were out of the money at December 31, 2018 and 2017 and had no intrinsic value.

NOTE 14. INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	December 31,	December 31,
	2018	2017
United States	$(11,214,581)	$(7,865,421)
Foreign	7,206,912	(2,157,628)
	$(4,007,669)	$(10,023,049)

There was no current U.S. income tax or deferred income tax provision for years ended December 31, 2018 and December 31, 2017. There were current foreign tax provisions of $67,002 and $70,033 for the years ended December 31, 2018 and December 31, 2017, respectively, which are included as part of accrued expenses.

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate at:

	December 31,	December 31,
	2018	2017
U. S. Federal statutory income tax rate	21.00%	34.00%
State income tax, net of federal tax benefit	5.10%	4.10%
Currency translation adjustment	5.20%	(2.20%)
Foreign income tax	1.70%	(0.90%)
Difference in foreign tax rates	(2.10%)	5.20%
Change in valuation allowance	(29.20%)	(28.90%)
Change in tax rates	-	(12.20%)
Effective income tax rate	1.7%	(0.90%)

The effective tax rate on operations of 1.7% at December 31, 2018 varied from the statutory rate of 21%, primarily due to the permanent difference related to difference in foreign tax rates and the increase in our valuation allowance. The effective rate on operations of -0.9% at December 31, 2017 varied from the statutory rate of 34% primarily due to the permanent difference related to difference in foreign tax rates and the increase in our valuation allowance.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reformed the Internal Revenue Code of 1986, as amended. The TCJA, among other things, reduces the corporate tax rate to 21 percent beginning with years starting January 1, 2018. Because a change in tax law is accounted for in the period of enactment, the deferred tax assets and liabilities have been adjusted to the newly enacted U.S. corporate rate, and the related impact to the tax expense has been recognized in the current year.

A new federal tax on Global Intangible Low – Taxed Income (GILTI) was enacted for the tax year beginning after December 31, 2017. The GILTI rules require US corporations to include in taxable income current year net earnings of their foreign subsidiaries that are controlled foreign corporations.

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$15,657,776	$14,800,451
Stock based compensation	(356,049)	741,275
Basis difference in goodwill	1,161,577	1,471,976
Basis difference in fixed assets	-	8,792
Basis difference in intangible assets	1,564,483	1,313,547
Allowance for bad debt (US)	-	-
Stock price guarantee adjustment	-	-
Valuation allowance for deferred tax assets	(18,027,787)	(18,336,041)
Total deferred tax assets	-	-

Deferred tax liabilities:
Basis difference in goodwill	-	-
Basis difference in fixed assets	-	-
Basis difference in intangible assets	-	-
Total deferred tax liabilities	-	-

Net deferred taxes	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. According to the GILTI rules, the income from foreign corporations reduce the net operating losses (‘NOLs”). At December 31, 2018, we had cumulative federal and state NOLs carry forwards of approximately $67.3 million. At December 31, 2017, we had cumulative federal and state NOLs carry forwards of approximately $56.8 million. We also have $6.8 million and $14.0 million in foreign NOLs as of December 31, 2018 and 2017, respectively. The valuation allowance was increased by $0.3 million in fiscal year 2018. The fiscal 2018 increase was primarily related to additional operating loss incurred, and difference in tax and book basis of goodwill and other intangible assets. We have considered all the evidence, both positive and negative, that the NOLs and other deferred tax assets may not be realized and have recorded a valuation allowance for $17.8 million. The NOLs arising in the tax year beginning before January 1, 2018 can be carried back two years and forward twenty years. The NOLs arising in the tax year beginning after December 31, 2017 can only offset 80% of taxable income in any given tax year, but the remaining can be carried forward indefinitely.

The timing and manner in which we will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by the Company at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carryforward limitation periods. In the year 2018, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. Since the ownership change, the cumulative amount of NOLs released from Section 382 was approximately 10.9 million. The Company can still fully utilize the NOLs generated after the change of the ownership, which was approximately $20.6 million. Thus, the total of approximately $31.5 million as of December 31, 2018 is available to offset future income.

The open United States tax years subject to examination with respect to our operations are 2015, 2016 and 2017.

NOTE 15. OTHER INCOME

Included in net other income for the year ended December 31, 2018, in the accompanying statement of operations and comprehensive loss, is approximately $675,000 for a reversal of an accounts payable recorded by the Company in a previous year not deemed to be payable, per statutory requirements.

NOTE 16. SEGMENT INFORMATION

Prior to the fourth quarter of 2017, we had three reportable business segments: (i) North American Transaction Solutions, for electronic commerce (ii) Mobile Solutions (Russia Federation and CIS) and (iii) Online Solutions. Management determines the reportable segments based on the internal reporting information necessary to evaluate performance and to assess where to allocate resources.  In addition, management considers certain other factors, such as, the increased growth in our North American Transactions Solutions segment and the consolidation of our mobile solutions business with our online solutions business, which has changed how management evaluates performance and allocates resources. We now have two reportable business segments (i) North American Transaction Solutions and (ii) International Transaction Solutions.

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

International Transaction Solutions

Our International Transaction Solutions segment consists of PayOnline, which includes our mobile payments operations, primarily located in Russia. PayOnline provides a secure online payment processing system to accept bank card payments for goods and services.

In June 2012, we formed our subsidiary, OOO TOT Money to develop a business in mobile commerce payment processing. TOT Money launched its initial operations in Russia as a payment facilitator using SMS (short message services, which is a text messaging service) and MMS (multimedia message services) for mobile phone subscribers in Russia. During 2015, we changed or business model, rebranded our name to Digital Provider, and began to offer branded content to subscribers. During 2017 we combined Digital Provider into PayOnline. There was no branded content provided during the year ended 2018.

Segment Summary Information

Geographic Summary Information

	2018 Revenues	2018 Long- Lived Assets	2017 Revenues	2017 Long- Lived Assets
North America	$59,138,552	$13,672,169	$51,138,327	$9,778,888
Russia and CIS	6,648,265	2,406,732	8,926,497	3,511,403

The following tables present financial information of our reportable segments at and for the years ended December 31, 2018 and 2017. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Twelve months ended December 31, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$59,138,552	$6,648,265	$-	$65,786,817
Cost of revenues	50,545,759	5,071,412	-	55,617,171
Gross Margin	8,592,793	1,576,853	-	10,169,646
Gross margin %	15%	24%	-	15%
General and administrative	2,490,811	1,970,757	5,297,120	9,758,688
Non-cash compensation	-	-	142,017	142,017
Provision for bad debt	2,121,131	24,294	-	2,145,425
Depreciation and amortization	1,898,784	555,853	-	2,454,637
Interest expense (income), net	833,494	(33,944)	47,629	847,179
Impairment charge relating to goodwill	-	636,000	-	636,000
Other (income) expense	(647,040)	(8,248,059)	8,103,532	(791,567)
Net (loss) income for segment	$1,895,613	$6,671,952	$(13,590,298)	$(5,022,733)
Goodwill	6,671,750	2,336,002	-	9,007,752
Other segment assets	16,431,351	324,910	-	16,756,261
Total segment assets	$23,103,101	$2,660,912	$-	$25,764,013

Twelve months ended December 31, 2017	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$51,138,327	$8,926,497	$-	$60,064,824
Cost of revenues	44,265,264	6,971,948	-	51,237,212
Gross Margin	6,873,063	1,954,549	-	8,827,612
Gross margin %	13%	22%	-	15%
General and administrative	3,251,547	3,033,360	4,344,866	10,629,773
Non-cash compensation	-	-	2,940,424	2,940,424
Provision for bad debt	1,408,908	(89,260)	1,200	1,320,848
Depreciation and amortization	1,480,603	1,053,382	-	2,533,985
Interest expense (income), net	997,429	(34,776)	226,969	1,189,622
Other income	48,549	178,576	8,884	236,009
Net loss for segment	$(313,973)	$(2,186,733)	$(7,522,343)	$(10,023,049)
Goodwill	6,671,750	2,972,002	-	9,643,752
Other segment assets	21,563,571	1,124,107	-	22,687,678
Total segment assets	$28,235,321	$4,096,109	$-	$32,331,430