Form 10-Q
period 2019-03-31
Net Element, Inc.
filed 2019-05-15
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission file number: 001-34887

Net Element, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1025599 (I.R.S. Employer Identification No.)

3363 NE 163rd Street, Suite 705 North Miami Beach, Florida (Address of principal executive offices)	33160 (Zip Code)

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

Large accelerated filer ☐ Non-accelerated filer ☒	Accelerated filer ☐ Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 14, 2019 was 4,114,594.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NETE	The Nasdaq Stock Market, LLC (Nasdaq Capital Market)

Net Element, Inc.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$476,989	$1,645,481
Accounts receivable, net	5,134,505	6,290,412
Prepaid expenses and other assets	1,426,214	1,749,221
Total current assets, net	7,037,708	9,685,114
Equipment, net	21,853	25,335
Intangible assets, net	6,330,652	6,441,743
Goodwill	9,007,752	9,007,752
Operating lease right-of-use asset	471,307	-
Other long term assets	654,754	604,070
Total assets	$23,524,026	$25,764,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,301,425	$6,368,444
Accrued expenses	2,753,464	2,535,947
Deferred revenue	972,650	1,495,849
Notes payable (current portion)	330,749	433,448
Operating lease liability (current portion)	90,321	-
Due to related party	271,972	387,814
Total current liabilities	9,720,581	11,221,502
Operating lease liability (net of current portion)	380,986	-
Notes payable (net of current portion)	5,960,361	5,946,046
Total liabilities	16,061,928	17,167,548

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 3,865,467 and 3,863,019 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively)	386	386
Paid in capital	183,261,238	183,246,232
Accumulated other comprehensive loss	(2,246,724)	(2,232,163)
Accumulated deficit	(173,413,099)	(172,292,252)
Non-controlling interest	(139,703)	(125,737)
Total stockholders' equity	7,462,098	8,596,466
Total liabilities and stockholders' equity	$23,524,026	$25,764,014

See Accompanying Notes to the Condensed Consolidated Unaudited Financial Statements.

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Net revenues
Service fees	$15,047,182	$15,982,394
Total Revenues	15,047,182	15,982,394

Costs and expenses:
Cost of service fees	12,260,148	13,618,334
Selling, general and administrative	2,384,866	2,446,480
Non-cash compensation	15,006	82,011
Bad debt expense	339,308	121,274
Depreciation and amortization	851,220	703,538
Total costs and operating expenses	15,850,548	16,971,637
Loss from operations	(803,366)	(989,243)
Interest expense	(245,054)	(243,238)
Other expense	(86,393)	(350,813)
Net loss from continuing operations before income taxes	(1,134,813)	(1,583,294)
Income taxes	-	-
Net loss from continuing operations	(1,134,813)	(1,583,294)
Net income (loss) attributable to the non-controlling interest	13,966	(27,553)
Net loss attributable to Net Element, Inc. stockholders	(1,120,847)	(1,610,847)
Foreign currency translation	(14,561)	39,315
Comprehensive loss attributable to common stockholders	$(1,135,408)	$(1,571,532)

Loss per share - basic and diluted	$(0.29)	$(0.42)

Weighted average number of common shares outstanding - basic and diluted	3,908,872	3,853,130

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(1,120,847)	$(1,610,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(13,966)	27,553
Share based compensation	15,006	82,011
Deferred revenue	(523,199)	(535,748)
Provision for bad debt	10,013	-
Depreciation and amortization	851,220	703,538
Non cash interest	14,314	16,759
Changes in assets and liabilities:
Accounts receivable	1,151,285	1,032,930
Prepaid expenses and other assets	253,634	(308,648)
Accounts payable and accrued expenses	(875,266)	(545,305)
Net cash used in operating activities	(237,806)	(1,137,757)

Cash flows from investing activities:
Purchase of portfolios and client acquisition costs	(651,365)	(401,980)
Purchase of equipment and changes in other assets	(413,132)	-
Net cash used in investing activities	(1,064,497)	(401,980)

Cash flows from financing activities:
Repayment of indebtedness	(102,700)	(515,834)
Lease liability	471,307	-
Related party advances	(171,615)	(33,027)
Net cash provided by (used in) financing activities	196,992	(548,861)

Effect of exchange rate changes on cash	(12,497)	(3,720)
Net decrease in cash	(1,117,808)	(2,092,318)

Cash and restricted cash at beginning of period	2,249,551	11,733,271
Cash and restricted cash at end of period	$1,131,743	$9,640,953

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$230,789	$226,479
Taxes	$46,932	$41,410

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying March 31, 2019 interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The condensed consolidated unaudited financial statements contained in this report include the accounts of Net Element, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2. ORGANIZATION AND OPERATIONS

Net Element, Inc. (collectively with its subsidiaries, “Net Element”, “we”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in payment acceptance and value-added solutions across multiple channels in the United States and selected international markets. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products and end-to-end transaction processing services. Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We operate in two reportable business operating segments: (i) North American Transaction Solutions, and (ii) International Transaction Solutions.

We are able to deliver our services across multiple points of access, or “multi-channel,” including brick and mortar locations, software integration, e-commerce, mobile operator billing, mobile and tablet-based solutions. In the United States, via our U.S. based subsidiaries, we generate revenues from transactional services and other payment technologies for small and medium-sized businesses. Through PayOnline, we provide transactional services, mobile payment transactions, online payment transactions and other payment technologies in emerging countries in the Eurasian Economic Community ("EAEC"), Europe and Asia.

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third-party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. We have agreements with several banks that sponsor us for membership in the Visa ®, MasterCard ®, American Express ®, and Discover ® card associations and settle card transactions for our merchants. These sponsoring banks include Citizens Bank, Esquire Bank, N.A. and Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services.

Our Mobile Solutions business, PayOnline, provides relationships and contracts with mobile operators that gives us the ability to offer our clients in-app, premium SMS (short message services, which is a text messaging service), Wireless Application Protocol (WAP)-click, one click and other carrier billing services. We also had marketed our own branded content as a separate line of business for our mobile commerce business from offices in Russia and Kazakhstan. In August 2017, we substantially reorganized this business, and combined its operations into PayOnline and TOT Group Russia. We currently are not generating revenues from new mobile content and we continue to explore partnership opportunities that can monetize our relationships and contracts with mobile operators. PayOnline provides flexible high- tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems (“GDS”), which include Amadeus® and Sabre®. Key geographic regions that PayOnline serves include Eastern Europe, Central Asia, Western Europe, North America and Asia major sub regions. PayOnline offices are located in Russia and in the Republic of Cyprus.

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

NOTE 3. LIQUIDITY

We expect to fund our operating cash needs for the next twelve months, including debt service requirements, operating expenses in the normal course of business, capital expenditures, and possible future acquisitions, with cash flow from our operating activities, potential sales of equity securities, and current and potential future borrowings.

The Company is continuing with its plan to further fund, grow and expand its payment processing operations through organic growth and acquisition of profitable residual buyouts.

To fund our operating cash needs, we may need to borrow additional capital from our current credit facilities or additional sales of equity securities. Further, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financings. Historically, we have been successful to date in restructuring our current debt facilities with commercially acceptable terms that supports the continued operation of our business for the foreseeable future. However, we cannot be sure that any additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. As of March 31, 2019 we have approximately $11.1 million in available credit facilities for use in funding general working needs and potential acquisitions.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. The Company’s significant accounting policies are described below.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the reporting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

Principles of Consolidation

These consolidated financial statements include the accounts of Net Element, Inc. and our subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by $0 and approximately $600,000 at March 31, 2019 and December 31, 2018, respectively. We maintained approximately $67,000 and $74,000 in uninsured bank accounts in Russia and the Cayman Islands at March 31, 2019 and December 31, 2018, respectively.

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

	March 31, 2019	December 31, 2018
Cash on consolidated balance sheet	$476,989	$1,645,481
Restricted cash	654,754	604,070
Total cash and restricted cash	$1,131,743	$2,249,551

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

Inventories

Inventories consist of POS equipment which we use to service both merchants and ISG's. Often, we will provide the equipment as an incentive for merchants and independent sales agents to enter into a merchant contracts with us. The term of these contracts has an average length of three years and the cost of the equipment plus any setup fees will be amortized over the contract period. If the merchants terminate their contract with us early, they are obligated to either return the equipment or pay for it.

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the year ended December 31, 2018 or the three months ended March 31, 2019.

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

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the three months ended March 31, 2019 and March 31, 2018.

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

At December 31, 2018, our management determined that an impairment charge of approximately $636,000 was necessary to reduce the goodwill relating to the acquisition of PayOnline. The impairment charge was primarily related to a decrease in International Transaction Solutions projected sales for 2019, which is the base year utilized for determining the discounted cash flows.

For a discussion of the estimate methodology and the significance of various inputs, please see the subheading below titled “Use of Estimates.”

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to ISG’s for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The up-front cash payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time amounts are receivable but not yet earned and the capitalized acquisition costs are amortized on a straight-line basis over a period of approximately four years. These capitalized costs, net of amortization expense, are included in intangible assets on the accompanying consolidated balance sheets (See Note 5 – item labeled “Client Acquisition Costs”).

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of approximately $6.3 million and $6.4 million at March 31, 2019 and December 31, 2018, respectively, approximates fair value because current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Leases

Effective January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) 840, Leases (Topic 840). Please refer to Recent Accounting Pronouncements below for additional information on the adoption of Topic 842 and the impact upon adoption to the Company’s consolidated financial statements.

Under Topic 842, we applied a dual approach to all leases whereby we are a lessee and classifies leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, we record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Our lease, for the premises we occupy for the North American Transaction Solutions segment's U.S. headquarters, was classified as an operating lease as of March 31, 2019. Operating lease expense is recognized on a straight-line basis over the term of the lease.

We identify leases in our contracts if the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. We do not allocate lease consideration between lease and non-lease components and record a lease liability equal to the present value of the remaining fixed consideration under the lease. Any interest rate implicit in our leases are generally not readily determinable. Accordingly, we use our estimated incremental borrowing rate at the commencement date of the lease to determine the present value discount of the lease liability. We estimate the incremental borrowing rate for each lease based on an evaluation of our expected credit rating and the prevailing market rates for collateralized debt in a similar economic environment with similar payment terms and maturity dates commensurate with the term of the lease. The right-of-use asset for each lease is equal to the lease liability, adjusted for unamortized initial direct costs and lease incentives. We exclude options to extend or terminate leases from the calculation of the lease liability unless it is reasonably certain the option will be exercised.

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

Our transactional processing fees are generated primarily from TOT Payments doing business as Unified Payments, which is our North American Transaction Solutions segment, PayOnline, which is our International Transaction Solutions segment, and Aptito, which is our point of sale solution for restaurants.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at March 31, 2019.

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

Recent Accounting Pronouncements

Adoption of ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective January 1, 2019, we adopted Topic 842 using the modified retrospective transition method. Under this method, we applied Topic 842 to the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters. There was no cumulative impact adjustment necessary with the adoption to our accumulated deficit on January 1, 2019. Our consolidated financial statements for periods ending after January 1, 2019 are presented in accordance with the requirements of Topic 842, while comparative prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840. Please refer to "Leases" above for a description of our lease accounting policies upon the adoption on Topic 842.

We recorded operating lease right-of-use asset and operating lease liability of approximately $471,000 for this lease which is in effect and had commenced prior to January 1, 2019, and has an original lease term of more than 12 months.

Recent accounting pronouncements not yet adopted

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

NOTE 5. INTANGIBLE ASSETS

The Company had approximately $6.3 million and $6.4 million in intangible assets, net of amortization, at March 31, 2019 and December 31, 2018, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of March 31, 2019

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,343,888	$(2,191,146)	$152,742	3 years - straight-line
Portfolios and Client Lists	7,622,665	(4,753,922)	2,868,743	4 years - straight-line
Client Acquisition Costs	6,975,488	(3,666,321)	3,309,168	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$18,532,437	$(12,201,784)	$6,330,652

Intangible assets consisted of the following as of December 31, 2018

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,309,291	$(2,139,891)	$169,400	3 years - straight-line
Portfolios and Client Lists	7,576,665	(4,333,866)	3,242,799	4 years - straight-line
Client Acquisition Costs	6,370,124	(3,340,581)	3,029,544	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$17,846,476	$(11,404,732)	$6,441,743

As of December 31, 2018, we removed fully amortized portfolio and client lists, approximating $1.4 million, relating to our PayOnline acquisition.

Amortization expense for the intangible assets was approximately $760,000 and $696,000 for the three months March 31, 2019 and 2018, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2019 (remainder of year)	$1,582,663
2020	1,533,612
2021	1,533,612
2022	1,495,427
2023	185,338
Balance March 31, 2019	$6,330,652

NOTE 6. ACCRUED EXPENSES

At March 31, 2019 and December 31, 2018, accrued expenses amounted to approximately $2.8 and $2.5 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflect the balances outstanding as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Accrued professional fees	$62,977	$174,915
PayOnline accrual	1,126,273	1,126,273
Accrued interest	116,201	108,202
Accrued bonus	1,319,430	1,157,556
Accrued foreign taxes	(36,012)	(45,952)
Other accrued expenses	164,595	14,953
Total accrued expenses	$2,753,464	$2,535,947

On October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves, and accordingly, recorded the liability. The accrual for PayOnline at March 31, 2019 and December 31, 2018, respectively, consists of approximately $1.1 million obligation for refundable merchant reserves assumed pursuant to this amendment to the PayOnline acquisition agreement.

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO, which was approximately $1 million and $866,000 at March 31, 2019 and December 31, 2018, respectively, and approximately $303,000 and $291,000 at March 31, 2019 and December 31, 2018, respectively, for discretionary performance bonuses due to certain employees.

Included in other accrued expenses for the three months ended March 31, 2019 is an accrual for approximately $99,000 in connection with a merchant loss that was under-reserved.

NOTE 7. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2019	December 31, 2018
RBL Capital Group, LLC	$6,409,569	$6,512,268
Priority Payments Systems LLC	-	-
Subtotal	6,409,569	6,512,268
Less: deferred loan costs	(118,459)	(132,774)
Subtotal	6,291,110	6,379,494
Less: current portion	(330,749)	(433,448)
Long term debt	$5,960,361	$5,946,046

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC (collectively, the “co-borrowers”), entered into a Loan and Security Agreement (“Credit Facility”) with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). The original terms provided us with an 18-month, $10 million credit facility with interest at the higher of 13.90% per annum or the prime rate plus 10.65%. Interest on drawn amounts outstanding after November 30, 2015 carry interest at an additional three percent per annum until repaid in full, with other amounts, obligations or payments due carrying an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. On May 2, 2016, we renewed our Credit Facility with RBL increasing the facility from $10 million to $15 million and extending the term through February 2019. This Credit Facility was further modified on March 20, 2018.

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

At March 31, 2019 we had approximately $8.6 million available under the Credit Facility.  This Credit Facility is for general working capital purposes or to support the growth of the co-borrowers, subject to the terms and conditions, as defined.

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

On June 27, 2017, we entered into an amendment to the loan agreement with PPS pursuant to which:

(i)	The original term loan was modified into a multi - draw loan with an increase of the borrowing limit to $2,500,000 and;
(ii)	The loan maturity was extended to May 20, 2021.

The draw-down period was extended to coincide with the loan maturity date of May 20, 2021.

Scheduled notes payable principal repayment at March 31, 2019 is as follows:

2019 (remainder of year)	$330,749
2020	1,113,323
2021	4,154,137
2022	811,360
2023	-
Balance March 31, 2019	$6,409,569

NOTE 8. CONCENTRATIONS

Credit card processing revenues are from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the three months ended March 31, 2019 and one third-party processor (greater than 5%), and our own dedicated BIN/ICA number during the three months ended March 31, 2018.

For the three months ended March 31, 2019, we processed 52% of our total revenue with Priority Payment Systems, 32% from our own dedicated BIN/ICA with Esquire Bank, and 7% with First Data.

For the three months ended March 31, 2018, we processed 68% of our total revenue with Priority Payment Systems and 10% from our own dedicated BIN/ICA with Esquire Bank.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Net Element Software, our subsidiary, currently leases 1,654 square feet of office space in Yekaterinburg, Russia, where we develop value added services, mobile applications, smart terminals applications, sales central ERP system development and marketing activities, at an annual rent of approximately $24,300.The lease term expires on June 1, 2019.

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

The following table presents a reconciliation of the undiscounted future minimum lease payments, under the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters, to the amounts reported as operating lease liabilities on the consolidated balance sheet as of March 31, 2019:

Operating Lease
Undiscounted future minimum lease payments:
2019 (remainder of year)	$129,186
2020	172,248
2021	172,248
2022	100,478
Total	$574,160
Amount representing imputed interest	(102,853)
Total operating lease liability	471,307
Current portion of operating lease liability	(90,321)
Operating lease liability, non-current	$380,986

As of March 31, 2019
Remaining term on lease	3.33
Incremental borrowing rate	12%

As of March 31, 2019, the future minimum lease payments under other operating leases, not subject to Topic 842, are approximately $46,000 for the remainder of the year.

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

In addition, we are involved in ordinary course legal proceedings, which include all claims, lawsuits, investigations and proceedings, including unasserted claims, which are probable of being asserted, arising in the ordinary course of business and otherwise not described below. We have considered all such ordinary course legal proceedings in formulating our disclosures and assessments, which are not expected to have a material adverse effect on our consolidated financial statements.

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

A court ordered mediation conference was held on April 24, 2019 but the parties were unable to reach a settlement.  On May 1, 2019 the Court denied Aptito.com, Inc.’s Motion for Summary Judgement and further hearings on a variety of Motions are scheduled in this matter.

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

In 2018, the Company filed a motion to enforce the injunction and contempt orders against Zell. The court upheld the injunction and the Company continues to vigorously protect its interests. The Company is pursuing an action for damages sustained as a result of the defamation.

OVHA Patent Claim

On January 15, 2019, OVHA, Inc. filed a lawsuit against Unified Payments, LLC, an entity that is no longer operating. The lawsuit which is most likely intended against our subsidiary TOT Payments, LLC dba Unified Payments (“Unified”) alleges that Unified’s Mobile POS infringes upon a patent held by OVHA. The alleged infringing part of the POS equipment is produced by a 3rd party vendor. We have engaged Intellectual Property counsel to protect our interests in this matter.  They informed OHVA’s counsel that Unified is being indemnified by the supplier of the accused hardware, CardFlight, which OHVA has sued separately.  CardFlight’s litigation counsel has informed our counsel that their own settlement talks are ongoing and the goal is to have their proposed settlement cover Unified.

NOTE 10. RELATED PARTY TRANSACTIONS

During each of the three months ended March 31, 2019 and 2018, agent commissions resulting from merchant processing of approximately $18,000 were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the company’s behalf, which amounted to approximately $189,000 and $107,000 for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and December 31, 2018, we had accrued expenses of approximately $272,000 and $388,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

NOTE 11. STOCKHOLDERS’ EQUITY

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

The following table represents the change in our stockholders' equity for the three months ended March 31, 2019 and 2018:

	Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Assets
Balance January 1, 2018	3,853,100	$ 385.31	$183,119,222	$ (50,585)	$ (2,530,238)	$ (39,186)	$(167,356,070)	$ 13,143,528
Share based compensation	7,381	0.74	82,010	-	-	-	-	82,011
Shares issued for consulting services	-	-	-	50,585	-	-	-	50,585
Net loss	-	-	-	-	-	27,553	(1,610,847)	(1,583,294)
Comprehensive loss - foreign currency translation	-	-	-	-	39,315	-	-	39,315
Balance March 31, 2018	3,860,481	$ 386.05	$183,201,232	$ -	$ (2,490,923)	$ (11,633)	$(168,966,917)	$ 11,732,145
Balance January 1, 2019	3,863,019	$ 386.30	$183,246,232	$ -	$ (2,232,163)	$ (125,737)	$(172,292,252)	$ 8,596,466
Share based compensation	2,448	0.24	15,006	-	-	-	-	15,006
Net loss	-	-	-	-	-	(13,966)	(1,120,847)	(1,134,813)
Comprehensive loss - foreign currency translation	-	-	-	-	(14,561)	-	-	(14,561)
Balance March 31, 2019	3,865,467	$ 386.55	$ 183,261,238	$ -	$ (2,246,724)	$ (139,703)	$ (173,413,099)	$ 7,462,098

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

On November 27, 2018, our shareholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock available for issuance by 178,900 shares resulting in the aggregate of 773,000 shares authorized for issuance under the 2013 Plan.

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at March 31, 2019 and December 31, 2018 was 321,051 and 323,498, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Shares and Stock Options

During the three months ended March 31, 2019 and 2018, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $15,006 and $22,500, respectively.

At March 31, 2019 and December 31, 2018, we had 74,004 incentive stock options outstanding with a weighted average exercise price of $15.52 and a weighted average remaining contract term of 7.52 and 7.77 years, respectively. All of the stock options were anti-dilutive at March 31, 2019 and December 31, 2018.

NOTE 12. WARRANTS AND OPTIONS

Options

At March 31, 2019 and December 31, 2018, we had fully vested options outstanding to purchase 234,218 shares of common stock at exercise prices ranging from $8.10 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options granted during the three months ended March 31, 2019 and 2018 using the then quoted stock price at the grant date.

Warrants

At March 31, 2019 and December 31, 2018, we had warrants outstanding to purchase 728,583 shares of common stock. At March 31, 2019 the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 3.75 years. At December 31, 2018, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 4.00 years.

Non-Incentive Plan Options

At March 31, 2019 and December 31, 2018, we had 323,498 non-incentive options outstanding with a weighted-average exercise price of $21.84. The non-incentive options have a remaining contract term of 1.62 years at March 31, 2019. These options were out of the money at March 31, 2019 and December 31, 2018 and had no intrinsic value.

NOTE 13. SUBSEQUENT EVENTS

During April 2019, the Compensation Committee of our Board of Directors approved and authorized the issuance of 22,000 of our common stock pursuant to the 2013 Plan to members of our Board of Directors and will record compensation expense of $138,000, which will be reflected in the next quarterly financial statements.

Also during April 2019, the Compensation Committee of our Board of Directors approved and authorized the issuance of 214,507 of our common stock pursuant to the 2013 Plan to employees and consultants of the Company and will record compensation expense of $1,349,249, which will be reflected in the next quarterly financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and evaluated in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this "Report") and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "Annual Report") and in Part II, Item 1A of this Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Report, unless the context otherwise indicates, the references to “we”, “us,” “our” or the “Company” refers to Net Element, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

This Report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business, including with respect to joint ventures; and the successful integration of future acquisitions.

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

Company Overview

Net Element is a global technology and value-added solutions group that supports electronic payments acceptance in a multi-channel environment including point-of- sale (POS), ecommerce and mobile devices. The Company operates two business segments as a provider of North American Transaction Solutions and International Transaction Solutions.

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

We are differentiated by our technology-centered value-added service offerings built around our payments ecosystem and our diversified business model, which enables us to provide our varied customer base with a broad range of transaction-processing services from a single source across numerous channels and geographic markets. We believe these capabilities provide several competitive advantages that will enable us to continue to penetrate our existing customer base with complementary new services, win new customers, develop new sales channels and enter new markets. We believe these competitive advantages include:

●	Our ability to provide competitive products through use of proprietary technologies;
●	Our ability to provide in one package a range of services that traditionally had to be sourced from different vendors;
●	Our ability to provide a single agnostic on-boarding and merchant management platform to our indirect non-bank sales force ("Sales Partners");
●	Our ability to provide management and optimization tools to our Sales Partners amongst multiple networks and platforms;
●	Our ability to serve customers with disparate operations in several geographies with technology solutions that enable them to manage their business as one enterprise; and
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

Integrated and Vertical Markets. Our integrated and vertical market solutions provide advanced payments technology that is deeply integrated into business enterprise software solutions either owned by us or by our partners. We grow our business when new merchants implement our enterprise software solutions and when new or existing merchants enable payments services through enterprise software solutions sold by us or by our partners. Our primary technology-enabled solutions include integrated and vertical markets, ecommerce and multi-channel solutions, each as described below:

●

Unified Payments – doing business as Unified Payments, we provide businesses of all sizes and types throughout the United States with a wide range of fully- integrated payment acceptance solutions, value-added POS and business process management services;

●

PayOnline – through our subsidiary, PayOnline Systems (“PayOnline”), we provide a wide range of value-added online solutions in the selected international markets utilizing our fully-integrated, agnostic electronic commerce platform that simplifies complex enterprise online transaction processing challenges from payment acceptance and processing through risk prevention and payment security via point-to-point encryption and tokenization solutions;

●

Pay-Travel – integrated payment processing solutions to the travel industry, which includes integrations with various Global Distribution Systems (“GDS”) such as Amadeus®, Galileo®, Sabre®, additional geo filters and passenger name record (PNR) through Pay-Travel service offered by PayOnline;

●

Aptito POS Platform – an integrated POS platform developed on Apple’s® iOS and Android® mobile operating systems for the hospitality, retail, service and on the go industries. Our goal with Aptito is to create an easy to use POS and business management solution, which incorporates everything a small business needs to help streamline every-day management, operations and payment acceptance;

●

Restoactive – utilizing Aptito POS Platform architecture, we have developed and launched Restoactive, which seamlessly plugs into a current restaurant environment through integrations with some of the biggest POS and restaurant management platforms available on the market today;

●

Unified m-POS – mobile POS application makes accepting payments on the go easy and secure. Mobile application is EMV-compliant, accepts traditional and contactless transactions such as Apple Pay®. Unified m-POS application is available for download in Apple’s App Store and Google Play;

●	Zero Pay – zero-fee payment acceptance program for SMB merchants in the United States. Zero Pay program saves merchants costs involved in accepting credit and debit cards using mobile POS;
●

Netevia – our internally developed future-ready multi-channel payments and merchant management platform. Connecting and simplifying payments across sales channels through a single integration point, Netevia delivers end-to-end payment processing through easy-to-use APIs. The Netevia platform is the core of the company’s technology stack.

Our Mission and Vision

Our mission is to power global commerce and allow our clients to conduct business globally through a centralized solution. We believe that understanding consumer behavior and the needs of our merchants is the most effective and, ultimately, the most profitable means to accomplish our mission and create long-term value for all stakeholders.

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

Key elements of our business strategy include:

●	Continued investment in our core technology and new technology offerings;
●	Allocation of resources and expertise to grow in commerce and payments segments;
●	Grow and control distribution by adding new merchants and partners;
●	Leverage technology and operational advantages throughout our global footprint;
●	Expansion of our cardholder and subscriber customer base
●	Continue to develop seamless multinational solutions for our clients;
●	Increase monetization while creating value for our clients;
●	Focus on continued improvement and operation excellence; and
●

Pursue potential domestic and international acquisitions of, investments in, and alliances with companies that have high growth potential, significant market presence or key technological capabilities.

As part of our strategy, we entered into a memorandum of understanding during the third quarter of 2018 with Bank Sputnik (“Sputnik”), located in Russia, to launch a technology platform expected to provide a suite of frictionless payment acceptance services for financial institutions and value-added providers. This new payment processing center would integrate Sputnik’s expertise in enabling secure globally inter-operable financial transactions with our expertise in developing frictionless value-added payment acceptance services. In addition, this payment processing center was expected to accelerate the delivery of payment acceptance services in this market, combining banking services and bill payments in a multi-channel environment. This joint venture with Sputnik was subject to approval of the shareholders of Sputnik and the regulators in Russia. Sputnik’s shareholders approved the transaction; however Sputnik, did not obtain regulatory approval, as they declined below the required paid in capital reserves. PayOnline continues to be committed to the payment processing center business plan. Accordingly, PayOnline entered into an agreement with each of MOBI.Money CJSC (“MOBI.Money”), and VTB Bank, both financial institutions, as sponsoring and transaction clearing banks. This new arrangement received regulatory approval in Russia. During the first quarter of 2019, PayOnline has entered into a financial services agreement for transaction clearing services with MOBI.Money and amended its agreement with VTB Bank, allowing for greater scalability and sponsorship of PayOnline to Card Brands. Card Brands have initiated projects for registration of PayOnline as a third-party payment processor's following successful registration, PayOnline plans to further implement direct integrations with international payment networks (“IPNs”). In order to achieve its business plan, PayOnline has identified several investors for financing a proposed venture. The executive team continues to work diligently to select the most capable financial partner for this venture.

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

Business Segments

We operate two reportable business operating segments: (i) North American Transaction Solutions and (ii) International Transaction Solutions. Our segments are designed to establish lines of businesses that support our client base and further globalize our solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. The principal revenue stream for all segments comes from service and transaction related fees.

North American Transaction Solutions

North American Transaction Solutions is currently our largest segment, where through our subsidiary TOT Payments, LLC, doing business as Unified Payments, we provide businesses of all sizes and types with a wide range of fully-integrated payment acceptance solutions at the point of sale, including Merchant Acquiring, e-commerce, mobile commerce, POS and other business solutions. Our largest service in this segment is Merchant Acquiring, which facilitates the acceptance of cashless transactions at the POS, whether a retail transaction at a physical business location, a mobile commerce transaction through a mobile or tablet device, which includes m-POS acceptance, Android Pay™, Apple Pay™ and Samsung Pay or an electronic commerce transaction over the web. Geographical presence for this segment is North America.

International Transaction Solutions

Through our subsidiary, PayOnline, we provide a wide range of value-added online and mobile solutions utilizing our fully-integrated, platform agnostic electronic commerce offering that simplifies complex enterprise online transaction processing challenges from payment acceptance and processing through risk prevention and payment security via point-to-point encryption and tokenization solutions. Our proprietary SaaS suite of solutions for electronic and mobile commerce gateway and payment processing platform is compliant at Level 1 of PCI DSS, streamlines the order-to-cash process, improves electronic payment acceptance and reduces the scope of burden of PCI DSS compliance. PayOnline holds a potential leadership position in the Russian Federation as one of the largest independent Internet Payment Services Providers (“IPSP”) in the Russian Federation.

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three months ended March 31, 2019 and 2018. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended March 31, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$14,363,506	$683,676	$-	$15,047,182
Cost of revenues	11,768,738	491,410	-	12,260,148
Gross Margin	2,594,768	192,266	-	2,787,034
Gross margin %	18%	28%	-	19%
Selling, general and administrative	616,437	273,405	1,495,024	2,384,866
Non-cash compensation	-	-	15,006	15,006
Provision for bad debt	349,320	(10,012)	-	339,308
Depreciation and amortization	842,540	8,680	-	851,220
Interest expense (income), net	245,054	-	-	245,054
Other (income) expense	-	(12,607)	99,000	86,393
Net (loss) income for segment	$541,417	$(67,200)	(1,609,030)	$(1,134,813)
Goodwill	6,671,750	2,336,002	-	9,007,752
Other segment assets	14,161,266	355,008	-	14,516,274
Total segment assets	$20,833,016	$2,691,010	$-	$23,524,026

Three months ended March 31, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$13,966,617	$2,015,777	$-	$15,982,394
Cost of revenues	12,064,072	1,554,262	-	13,618,334
Gross Margin	1,902,545	461,515	-	2,364,060
Gross margin %	14%	23%	-	15%
Selling, general and administrative	689,151	581,050	1,176,279	2,446,480
Non-cash compensation	-	-	82,011	82,011
Provision for bad debt	121,274	-	-	121,274
Depreciation and amortization	447,086	256,452	-	703,538
Interest expense (income), net	243,238	(7,692)	7,692	243,238
Other expense	-	54,147	296,666	350,813
Net (loss) income for segment	$401,796	$(422,442)	$(1,562,648)	$(1,583,294)
Goodwill	6,671,750	2,972,002	-	9,643,752
Other segment assets	18,813,764	805,482	-	19,619,246
Total segment assets	$25,485,514	$3,777,484	$-	$29,262,998

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

We reported a net loss attributable to common stockholders of approximately $1.1 million or $0.29 per share loss for the three months ended March 31, 2019 as compared to a net loss of approximately $1.6 million or $0.42 per share loss for the three months ended March 31, 2018. The decrease in net loss attributable to stockholders of approximately $0.5 million was primarily due to an increase in the gross margin for our North American Transaction Solutions segment and a decrease in other expenses of approximately $264,000 during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The following table sets forth our sources of revenues, cost of revenues and the respective gross margins for the three months ended March 31, 2019 and 2018.

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	March 31, 2019	Mix	March 31, 2018	Mix	(Decrease)

North American Transaction Solutions	$14,363,506	95.5%	$13,966,617	87.4%	$396,889
International Transaction Solutions	683,676	4.5%	2,015,777	12.6%	(1,332,101)
Total	$15,047,182	100.0%	$15,982,394	100.0%	$(935,212)

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	March 31, 2019	revenues	March 31, 2018	revenues	(Decrease)

North American Transaction Solutions	$11,768,738	81.9%	$12,064,072	86.4%	$(295,334)
International Transaction Solutions	491,410	71.9%	1,554,262	77.1%	(1,062,852)
Total	$12,260,148	81.5%	$13,618,334	85.2%	$(1,358,186)

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	March 31, 2019	revenues	March 31, 2018	revenues	(Decrease)

North American Transaction Solutions	$2,594,768	18.1%	$1,902,545	13.6%	$692,223
International Transaction Solutions	192,266	28.1%	461,515	22.9%	(269,249)
Total	$2,787,034	18.5%	$2,364,060	14.8%	$422,974

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $15 million for the three months ended March 31, 2019 as compared to approximately $16 million for the three months ended March 31, 2018. The decrease in net revenues for the comparable period was primarily related  to our International Transaction Solutions segment which experienced continued competition and economic challenges.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the three months ended March 31, 2019 were approximately $12.3 million as compared to approximately $13.6 million for the three months ended March 31, 2018. The decrease in cost of revenues for the comparable three months ended of $1.3 million was primarily driven by the reorganization of  assignments from our International Transaction Solutions segment due to economic challenges.

The gross margin for the three months ended March 31, 2019 was approximately $2.8 million, or 18.5% of net revenue, as compared to approximately $2.4 million, or 14.8% of net revenue, for the three months ended March 31, 2018. The primary reason for the increase in the gross margin percentage was the result of North American Transaction Solutions processing of transactions utilizing our self-designated BIN/ICA, recurring profitable cash flows from the portfolios acquired in the prior year, and further acceptance of value-added services by the merchants.

Operating Expenses Analysis:

Operating expenses were approximately $3.6 million for the three months ended March 31, 2019, as compared to $3.4 million for three months ended March 31, 2018. Operating expenses for the three months ended March 31, 2019 primarily consisted of selling, general and administrative expenses of approximately $2.4 million, bad debt expense of approximately $0.3 million and depreciation and amortization of approximately $0.9 million. Operating expenses for the three months ended March 31, 2018, primarily consisted of selling, general and administrative expenses of approximately $2.4 million, bad debt expense of approximately $0.1 million, and depreciation and amortization expense of approximately $0.7 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Three months ended March 31, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$303,990	$180,791	$765,548	$1,250,329
Professional fees	141,030	55,465	501,660	698,155
Rent	-	18,819	54,014	72,833
Business development	36,984	626	5,170	42,780
Travel expense	24,136	8,401	32,068	64,605
Filing fees	-	-	22,130	22,130
Transaction (gains) losses	-	(31,117)	-	(31,117)
Office expenses	75,059	5,878	13,324	94,261
Communications expenses	37,958	31,350	23,427	92,735
Insurance expense	-	-	34,247	34,247
Other expenses	(2,720)	3,192	43,436	43,908
Total	$616,437	$273,405	$1,495,024	$2,384,866

Three months ended March 31, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$377,541	$385,426	$565,956	$1,328,923
Professional fees	113,838	93,758	359,512	567,108
Rent	-	25,806	55,248	81,054
Business development	53,814	1,062	185	55,061
Travel expense	46,304	1,610	31,154	79,068
Filing fees	-	-	11,435	11,435
Transaction (gains) losses	-	15,616	-	15,616
Office expenses	82,499	10,879	11,796	105,174
Communications expenses	14,533	42,452	22,781	79,766
Insurance expense	-	-	29,562	29,562
Other expenses	622	4,441	88,650	93,713
Total	$689,151	$581,050	$1,176,279	$2,446,480

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(73,551)	$(204,635)	$199,592	$(78,594)
Professional fees	27,192	(38,293)	142,148	131,047
Rent	-	(6,987)	(1,234)	(8,221)
Business development	(16,830)	(436)	4,985	(12,281)
Travel expense	(22,168)	6,791	914	(14,463)
Filing fees	-	-	10,695	10,695
Transaction (gains) losses	-	(46,733)	-	(46,733)
Office expenses	(7,440)	(5,001)	1,528	(10,913)
Communications expenses	23,425	(11,102)	646	12,969
Insurance expense	-	-	4,685	4,685
Other expenses	(3,342)	(1,249)	(45,214)	(49,805)
Total	$(72,714)	$(307,645)	$318,745	$(61,614)

Salaries, benefits, taxes and contractor payments remained relatively steady on a consolidated basis for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. This was primarily due to the Company’s continued monitoring of operations and labor costs necessary to maintain or increase revenues, including a reduction of the labor force in our International Transaction Solutions segment, which was partially offset by an increase in corporate expenses.

Segment	Salaries and benefits for the three months ended March 31, 2019	Salaries and benefits for the three months ended March 31, 2018	Increase / (Decrease)
North American Transaction Solutions	$303,990	$377,541	$(73,551)
International Transaction Solutions	180,791	385,426	(204,635)
Corporate Expenses & Eliminations	765,548	565,956	199,592
Total	$1,250,329	$1,328,923	$(78,594)

Professional fees were approximately $0.7 million for the three months ended March 31, 2019 as compared to approximately $0.6 million for the three months ended March 31, 2018. The increase was primarily related to legal fees incurred in connection with protracted litigation in process.

Three months ended March 31, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$14,959	$3,456	$164,752	$183,167
SEC Compliance Legal Fees	-	-	57,429	57,429
Accounting and Auditing	-	-	97,500	97,500
Tax Compliance and Planning	-	-	-	-
Consulting	126,071	52,009	181,979	360,059
Total	$141,030	$55,465	$501,660	$698,155

Three months ended March 31, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$8,263	$12,101	$104,168	$124,532
SEC Compliance Legal Fees	-	-	40,500	40,500
Accounting and Auditing	-	8,120	97,500	105,620
Tax Compliance and Planning	-	-	-	-
Consulting	105,575	73,537	117,344	296,456
Total	$113,838	$93,758	$359,512	$567,108

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$6,696	$(8,645)	$60,584	$58,635
SEC Compliance Legal Fees	-	-	16,929	16,929
Accounting and Auditing	-	(8,120)	-	(8,120)
Tax Compliance and Planning	-	-	-	-
Consulting	20,496	(21,528)	64,635	63,603
Total	$27,192	$(38,293)	$142,148	$131,047

All other operating expenses were relatively in line with the previous comparable quarter.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash Compensation:

Non-cash compensation expense was approximately $15,000 for the three months ended March 31, 2019 as compared to approximately $82,000 for the three months ended March 31, 2018. The majority of these expenses in the prior comparable quarter were for employee and consultant equity incentive awards.

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $340,000 for the three months ended March 31, 2019, compared to bad debt expense, representing uncollected fees of approximately $121,000 for the three months ended March 31, 2018. The increase of approximately $219,000 from the comparable period was the result of collecting approximately $150,000 during the three months ended March 31, 2018 for ACH rejects recorded during 2017. For the three months ended March 31, 2019, total gross ACH rejects were approximately $640,000 of which $290,000  were subsequently collected. We were able to pass through to independent sales organizations (“ISO's), via a reduction in commissions, $116,000 from the total gross ACH rejects.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements, client acquisition costs, and capitalized software expenses.  Depreciation and amortization expense was approximately $851,000 for the three months ended March 31, 2019 as compared to approximately $704,000 for the three months ended March 31, 2018. The increase is primarily attributable to the residual buyout arrangements acquired during 2018.

Interest Expense:

Interest expense for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 is as follows;

Funding Source	Three months ended March 31, 2019	Three months ended March 31, 2018	Increase / (Decrease)
MBF Notes	$-	$6,493	$(6,493)
RBL Notes	230,740	178,988	51,752
PPS Note	-	57,757	(57,757)
Other	14,313	-	14,313
Total	$245,054	$243,238	$1,816

Interest expense remained steady primarily due to the payoffs to the MBF and Priority Payments notes in the normal course of business, and the refinancing of the RBL notes.

Other Income (Expenses):

Included in other expenses for the three months ended March 31, 2019 is an accrual for approximately $99,000 in connection with a merchant loss that was under-reserved.

Other expenses for the three months ended March 31, 2018 consisted of approximately $351,000, which was primarily due to a charge of approximately $76,000 paid to Esousa for not having the registration statement effective by March 31, 2018, a write off prepaid fees to Bunker Capital in the amount of  approximately $221,000, and foreign taxes prepaid of  approximately $46,000 that we do not expect to realize.

Liquidity and Capital Resources

Total assets at March 31, 2019 were approximately $23.6 million compared to approximately $25.8 million at December 31, 2018. The primary reasons for the net decrease in total assets was the result of cash utilized to fund operations and pay down notes payable, which was partially offset by our recording of the right-of-use asset for our North American Transactions U.S. headquarters operating facility as a result of our adoption of the new lease accounting standard.

At March 31, 2019, we had total current assets of approximately $7 million and approximately $9.7 million at December 31, 2018. The primary reason for the decrease in current assets was the utilization of cash on hand to fund operations and to pay expenses in the normal course of business.

We currently believe that we will require approximately an additional $3 million to finance continuing operations, as currently conducted over the next 12 months, although we may need additional capital in order to fund business expansion or future acquisitions.

To fund our operating cash needs, we may need to borrow additional capital from our current credit facilities or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financing. The Company has been successful in restructuring its current debt facilities with commercially acceptable terms that ensures the continued operation of its business for the foreseeable future. As of March 31, 2019, we have approximately $10.8 million in available credit facilities.

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

The net loss attributable to Net Element, Inc. stockholders was approximately $1.1 million for the three months ended March 31, 2019 compared to approximately $1.6 million for the three months March 31, 2018.

Operating activities used approximately $238,000 of cash for the three months ended March 31, 2019 as compared to approximately $1.1 million of cash used for the three months ended March 31, 2018. Negative operating cash flow for the three months ended March 31, 2019 was primarily due to cash used in the normal course of business and an increase in accounts payable and accrued expenses. Negative operating cash flow of approximately $1.1 million for the three months ended March 31, 2018 was primarily due to a net loss of approximately $1.6 million.

Investing activities used approximately $1.1 million in cash for the three months ended March 31, 2019 as compared to approximately $402,000 used in investing activities for the three months ended March 31, 2018. The increase in cash used in investing activities was primarily due to the recording on an operating lease right-of-use liability.

Financing activities provided approximately $197,000 in cash for the three months ended March 31, 2019 as compared to approximately $549,000 of cash used in financing activities for the three months ended March 31, 2018. Cash provided by financing activities for the three months ended March 31, 2019 was primarily the result of recording of an operating lease right-of-use asset. Cash used in financing activities for the three months ending March 31, 2018 was primarily due to the repayment of indebtedness.

Off-balance sheet arrangements

At March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not deemed effective due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13(a)-15(f) and Rule 15(d)-15(f) under the Exchange Act), as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2018, under the heading “Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control

As of March 31, 2019, the material weaknesses disclosed in our Form 10-K for the year ended December 31, 2018 have not yet been fully remediated; however, significant progress were made during 2018 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting have included retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members. Remediation activities for our material weaknesses include:

●

Risk Assessment. We are continuing the process of designing and implementing an improved enterprise wide risk management process that follows the COSO 2013 framework and one aspect of this process will focus on identifying and mitigating risks to our business that could have an impact on our internal control over financial reporting. Our process includes periodic updates of the enterprise risk universe through the consideration of current and historical risks, periodic input from executive management, and our domestic and international segment local management. Each time a new risk is identified, we will evaluate if any additional controls are required to mitigate risks to our internal control over financial reporting. Additionally, management is planning on sending a team to Russia during this quarter in an effort to fully understand, implement, train, and eventually test the internal controls relating to that segment’s internal control over financial reporting.

We expect to remediate the material weaknesses noted above, and allocate appropriate resources to department heads in the course of the next nine to twelve months.

Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d- 15(d) of the Exchange Act during our quarter ended March 31, 2019 that are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal proceedings

For a discussion of legal proceedings, Refer to Note 9. "Commitments and Contingencies” in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report, which section is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results of operation. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition and/or future operating results.

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

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema Document

101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

101.LAB* XBRL Taxonomy Extension Label Linkbase Document

101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith (furnished herewith with respect to Exhibit 32.1).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Date: May 15, 2019	By:	/s/ Oleg Firer
Name: Oleg Firer
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey Ginsberg
Name: Jeffrey Ginsberg Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)