Form 10-Q
period 2019-06-30
Net Element, Inc.
filed 2019-08-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of August 14, 2019 was 4,117,878.

Net Element, Inc.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$840,170	$1,645,481
Accounts receivable, net	5,073,168	6,290,412
Prepaid expenses and other assets	978,737	1,749,221
Total current assets, net	6,892,075	9,685,114
Equipment, net	16,205	25,335
Intangible assets, net	6,237,789	6,441,743
Goodwill	9,007,752	9,007,752
Operating lease right-of-use asset	442,094	-
Other long term assets	655,180	604,070
Total assets	$23,251,095	$25,764,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,274,782	$6,368,444
Accrued expenses	1,700,003	2,535,947
Deferred revenue	449,451	1,495,849
Notes payable (current portion)	224,364	433,448
Operating lease liability (current portion)	61,108	-
Due to related party	200,694	387,814
Total current liabilities	7,910,402	11,221,502
Operating lease liability (net of current portion)	380,986	-
Notes payable (net of current portion)	7,074,978	5,946,046
Total liabilities	15,366,366	17,167,548

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 4,184,514 and 3,863,019 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively)	410	386
Paid in capital	185,267,054	183,246,232
Accumulated other comprehensive loss	(2,252,261)	(2,232,163)
Accumulated deficit	(174,950,546)	(172,292,252)
Non-controlling interest	(179,928)	(125,737)
Total stockholders' equity	7,884,729	8,596,466
Total liabilities and stockholders' equity	$23,251,095	$25,764,014

See Accompanying Notes to the Condensed Consolidated Unaudited Financial Statements.

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenues
Service fees	$16,487,311	$16,464,717	$31,534,494	$32,447,111
Total Revenues	16,487,311	16,464,717	31,534,494	32,447,111

Costs and expenses:
Cost of service fees	13,901,365	13,814,008	26,161,512	27,432,342
Selling, general and administrative	2,299,070	2,499,496	4,683,936	4,945,977
Non-cash compensation	2,005,840	22,500	2,020,847	104,511
Bad debt expense	143,190	877,898	482,498	999,171
Depreciation and amortization	747,347	662,525	1,598,567	1,366,063
Total costs and operating expenses	19,096,812	17,876,427	34,947,360	34,848,064
Loss from operations	(2,609,501)	(1,411,710)	(3,412,866)	(2,400,953)
Interest expense	(252,582)	(235,738)	(497,635)	(478,976)
Other income	1,284,411	674,236	1,198,018	323,423
Net loss from continuing operations before income taxes	(1,577,672)	(973,212)	(2,712,483)	(2,556,506)
Income taxes	-	-	-	-
Net loss from continuing operations	(1,577,672)	(973,212)	(2,712,483)	(2,556,506)
Net income attributable to the non-controlling interest	40,225	69,481	54,191	41,929
Net loss attributable to Net Element, Inc. stockholders	(1,537,447)	(903,731)	(2,658,292)	(2,514,577)
Foreign currency translation	(5,537)	29,662	(20,099)	68,977
Comprehensive loss attributable to common stockholders	$(1,542,984)	$(874,069)	$(2,678,391)	$(2,445,600)

Loss per share - basic and diluted	$(0.37)	$(0.23)	$(0.66)	$(0.65)

Weighted average number of common shares outstanding - basic and diluted	4,199,076	3,853,130	4,032,258	3,853,130

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(2,658,292)	$(2,514,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(54,191)	(41,929)
Share based compensation	2,020,847	104,511
Deferred revenue	(1,046,398)	58,319
Provision for bad debt	(8,927)	-
Depreciation and amortization	1,598,567	1,366,063
Non cash interest	21,711	35,196
Changes in assets and liabilities:
Accounts receivable	1,165,261	571,405
Prepaid expenses and other assets	668,646	(352,703)
Accounts payable and accrued expenses	(2,305,202)	(2,111,768)
Net cash used in operating activities	(597,978)	(2,885,483)

Cash flows from investing activities:
Purchase of portfolios and client acquisition costs	(1,210,278)	(878,446)
Purchase of equipment and changes in other assets	(468,287)	9,898
Net cash used in investing activities	(1,678,565)	(868,548)

Cash flows from financing activities:
Proceeds from indebtedness	1,116,500	-
Repayment of indebtedness	(209,084)	(1,038,665)
Lease liability	442,094	-
Related party advances	166,561	34,927
Net cash provided by (used in) financing activities	1,516,071	(1,003,738)

Effect of exchange rate changes on cash	6,271	17,633
Net decrease in cash	(754,201)	(4,740,136)

Cash and restricted cash at beginning of period	2,249,551	11,733,271
Cash and restricted cash at end of period	$1,495,350	$6,993,135

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$475,924	$444,232
Taxes	$103,841	$4,140

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying June 30, 2019 interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Our mobile solutions business, PayOnline, provides relationships and contracts with mobile operators that gives us the ability to offer our clients in-app, premium SMS (short message services, which is a text messaging service), Wireless Application Protocol (WAP)-click, one click and other carrier billing services. We also had marketed our own branded content as a separate line of business for our mobile commerce business from offices in Russia and Kazakhstan. In August 2017, we substantially reorganized this business, and combined its operations into PayOnline and TOT Group Russia. We are not generating revenues from new mobile content and we continue to explore partnership opportunities that can monetize our relationships and contracts with mobile operators. PayOnline provides flexible high- tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems (“GDS”), which include Amadeus® and Sabre®. Key geographic regions that PayOnline serves include Eastern Europe, Central Asia, North America and Asia major sub regions. The PayOnline office is located in Russia.

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

To fund our operating cash needs, we may need to borrow additional capital from our current credit facilities or additional sales of equity securities. Further, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financings. Historically, we have been successful to date in restructuring our current debt facilities with commercially acceptable terms that supports the continued operation of our business for the foreseeable future. However, we cannot be sure that any additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. As of June 30, 2019 we have approximately $10.1 million in available credit facilities for use in funding general working needs and potential acquisitions.

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

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $283,000 and $600,000 at June 30, 2019 and December 31, 2018, respectively. We maintained approximately $41,000 and $74,000 in uninsured bank accounts in Russia and the Cayman Islands at June 30, 2019 and December 31, 2018, respectively.

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

	June 30, 2019	December 31, 2018
Cash on consolidated balance sheet	$840,170	$1,645,481
Restricted cash	655,180	604,070
Total cash and restricted cash	$1,495,350	$2,249,551

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

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the year ended December 31, 2018 or the six months ended June 30, 2019.

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

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the six months ended June 30, 2019 and June 30, 2018.

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

At December 31, 2018, our management determined that an impairment charge of approximately $636,000 was necessary to reduce the goodwill relating to the acquisition of PayOnline. The impairment charge was primarily related to a decrease in International Transaction Solutions projected sales for 2019, which is the base year utilized for determining the discounted cash flows. We have not recognized an impairment charge to Goodwill for PayOnline during the six months ended June 30, 2019.

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables, and a note payable. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of notes payable of approximately $7.3 million and $6.4 million at June 30, 2019 and December 31, 2018, respectively, approximates fair value because current borrowing rates do not materially differ from market rates for similar bank borrowings. The notes payable are classified as a Level 2 item within the fair value hierarchy.

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

Under Topic 842, we applied a dual approach to all leases whereby we are a lessee and classify leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the Company. Lease classification is evaluated at the inception of the lease agreement. Regardless of classification, we record a right-of-use asset and a lease liability for all leases with a term greater than 12 months. Our lease, for the premises we occupy for the North American Transaction Solutions segment's U.S. headquarters, was classified as an operating lease as of January 1, 2019. Operating lease expense is recognized on a straight-line basis over the term of the lease.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at June 30, 2019.

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

Use of Estimates

The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses for the reporting period. Such estimates include, but are not limited to, the value of purchase consideration paid and identifiable assets acquired and assumed in acquisitions, amortization of intangible assets, goodwill and asset impairment review, valuation reserves for accounts receivable, valuation of acquired or current merchant portfolios, incurred but not reported claims, revenue recognition for multiple element arrangements, loss reserves, assumptions used in the calculation of equity-based compensation and in the calculation of income taxes, and certain tax assets and liabilities, as well as, the related valuation allowances. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

Adoption of ASU 2016-02, Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, “Leases (Topic 842)” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective January 1, 2019, we adopted Topic 842 using the modified retrospective transition method. Under this method, we applied Topic 842 to the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters. There was no cumulative impact adjustment necessary with the adoption to our accumulated deficit on January 1, 2019. Our consolidated financial statements for periods ending after January 1, 2019 are presented in accordance with the requirements of Topic 842, while comparative prior period amounts have not been adjusted and continue to be reported in accordance with Topic 840. Please refer to "Leases" above for a description of our lease accounting policies upon the adoption on Topic 842.

We originally recorded an operating lease right-of-use asset and operating lease liability of approximately $471,000 for this lease which is in effect and had commenced prior to January 1, 2019, and has an original lease term of more than 12 months.

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

NOTE 5. INTANGIBLE ASSETS

The Company had approximately $6.2 million and $6.4 million in intangible assets, net of amortization, at June 30, 2019 and December 31, 2018, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of June 30, 2019

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,343,888	$(2,207,648)	$136,240	3 years - straight-line
Portfolios and Client Lists	7,668,665	(5,039,681)	2,628,984	4 years - straight-line
Client Acquisition Costs	7,488,403	(4,015,838)	3,472,565	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$19,091,351	$(12,853,562)	$6,237,789

Intangible assets consisted of the following as of December 31, 2018

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,309,291	$(2,139,891)	$169,400	3 years - straight-line
Portfolios and Client Lists	7,576,665	(4,333,866)	3,242,799	4 years - straight-line
Client Acquisition Costs	6,370,124	(3,340,581)	3,029,544	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$17,846,476	$(11,404,732)	$6,441,743

Amortization expense for the intangible assets was approximately $649,000 and $654,000 for the three months June 30, 2019 and 2018, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was approximately $1.4 million and $1.3 million, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2019 (remainder of year)	$754,893
2020	1,509,785
2021	1,509,785
2022	1,487,078
2023	976,248
Balance June 30, 2019	$6,237,789

NOTE 6. ACCRUED EXPENSES

At June 30, 2019 and December 31, 2018, accrued expenses amounted to approximately $2.9 and $2.5 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflect the balances outstanding as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Accrued professional fees	$82,346	$174,915
PayOnline accrual	-	1,126,273
Accrued interest	117,482	108,202
Accrued bonus	1,481,304	1,157,556
Accrued foreign taxes	(43,920)	(45,952)
Other accrued expenses	62,791	14,953
Total accrued expenses	$1,700,003	$2,535,947

On October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves, and accordingly, recorded the liability. The accrual for PayOnline at June 30, 2019 and December 31, 2018, respectively, consists of an obligation of approximately $1.1 million for refundable merchant reserves assumed pursuant to this amendment to the PayOnline acquisition agreement. At June 30, 2019, management determined that any potential future claims from these certain merchants for these reserves assumed with the Agreement are remote, and as such, has reversed the amounts which remained in accrued expenses and recognized other income of approximately $1.1 million on the accompanying statement of operations during the three months ended June 30, 2019.

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO, which was approximately $1.2 million and $566,000 at June 30, 2019 and December 31, 2018, respectively, and approximately $315,000 and $291,000 at June 30, 2019 and December 31, 2018, respectively, for discretionary performance bonuses due to certain employees.

Included in other accrued expenses at June 30, 2019 is an accrual approximating $100,000 in connection with a certain merchant loss that was under-reserved, which is offset by certain miscellaneous other expenses.

NOTE 7. NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2019	December 31, 2018
RBL Capital Group, LLC	$7,419,684	$6,512,268
Priority Payments Systems LLC	-	-
Subtotal	7,419,684	6,512,268
Less: deferred loan costs	(120,342)	(132,774)
Subtotal	7,299,342	6,379,494
Less: current portion	(224,364)	(433,448)
Long term debt	$7,074,978	$5,946,046

RBL Capital Group, LLC

On June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC (collectively, the “co-borrowers”), entered into a Loan and Security Agreement (“Credit Facility”) with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). On May 2, 2016, we renewed our Credit Facility with RBL increasing the facility from $10 million to $15 million and extending the term through February 2019. This Credit Facility was further modified on March 20, 2018.

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

On December 28, 2018, in connection with an addendum to that certain term loan made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, we received funding of $2,131,500, bearing interest at an annual rate of 14%. On December 20, 2019 we were required to make one (1) payment of interest only for $18,804, followed by eleven (11) payments of interest only for $24,867. Effective January 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $72,850, until December 20, 2022 the date this term loan matures.

On May 24, 2019, in connection with an addendum to that certain term loan made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, we received funding of $1,116,500, bearing interest at an annual rate of 14%. On May 24th, 2019 we were required to make one (1) payment of interest only for $11,562, followed by eleven (11) payments of interest only for $13,025. Effective January 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $38,159, until May 20, 2023 the date this term loan matures.

At June 30, 2019 we had approximately $7.6 million available under this Credit Facility.  This Credit Facility is for general working capital purposes or to support the growth of the co-borrowers, subject to the terms and conditions, as defined.

Priority Payment Systems LLC

On May 18, 2017, we entered into a loan agreement and security agreement with Priority Payment Systems LLC (“PPS”) and issued a promissory note dated May 18, 2017. Pursuant to the loan agreement and the note, we then borrowed $2,000,000. The principal amount of the loan carries a floating interest rate of prime rate plus 6% per annum. The interest rate was 10.25% at December 31, 2018. The balance of any outstanding principal was paid in full during 2018.

Pursuant to the security agreement, any borrowings are secured by collateral consisting of accounts, cash or cash equivalents, residuals related to the merchants originated by us and processed by PPS. The loan agreement, the note and the security agreement contain customary representations, warranties, events of default, remedies and affirmative and negative covenants, as well as the right of first refusal and the right related to the merchants.

On June 27, 2017, we entered into an amendment to the loan agreement with PPS pursuant to which:

(i)	The original term loan was modified into a multi - draw loan with an increase of the borrowing limit to $2,500,000 and;
(ii)	The loan maturity was extended to May 20, 2021.

The draw-down period was extended to coincide with the loan maturity date of May 20, 2021.

Scheduled notes payable principal repayment at June 30, 2019 is as follows:

2019 (remainder of year)	$224,364
2020	1,295,537
2021	4,503,078
2022	1,212,410
2023	184,295
Balance June 30, 2019	$7,419,684

NOTE 8. CONCENTRATIONS

Our credit card processing revenues are from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the three and six months ended June 30, 2019 and 2018.

During the six months ended June 30, 2019, we processed 49% of our total revenue with Priority Payment Systems, 35% from our own dedicated BIN/ICA with Esquire Bank, and 7% with First Data Corp. During the six months ended June 30, 2018, we processed 65% of our total revenue with Priority Payment Systems, 14% from our own dedicated BIN/ICA with Esquire Bank, and 5% from First Data Corp.

During the three months ended June 30, 2019, we processed 46% of our total revenue with Priority Payment Systems, 38% from our own dedicated BIN/ICA with Esquire Bank, and 8% with First Data Corp. During the three months ended June 30, 2018, we processed 60% of our total revenue with Priority Payment Systems, 17% from our own dedicated BIN/ICA with Esquire Bank, and 5% from First Data Corp.

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

Net Element Software, our subsidiary, currently leases 1,654 square feet of office space in Yekaterinburg, Russia, where we develop value added services, mobile applications, smart terminals applications, sales central ERP system development and marketing activities, at an annual rent of approximately $24,300.The lease term expired on June 1, 2019 and was renewed with indefinite terms.

International Transaction Solutions

PayOnline leased approximately 4,675 square feet of office space in Moscow, Russia at an annual rent of $84,457 which expired on September 30, 2018.This space was reduced to 3,385 square feet and renewed at an annual rent of approximately $56,000 expiring on August 31, 2019.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or move to new facilities on acceptable terms.

The following table presents a reconciliation of the undiscounted future minimum lease payments, under the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters, to the amounts reported as operating lease liabilities on the consolidated balance sheet as of June 30, 2019:

Operating Lease
Undiscounted future minimum lease payments:
2019 (remainder of year)	$86,124
2020	172,248
2021	172,248
2022	100,478
Total	$531,098
Amount representing imputed interest	(89,004)
Total operating lease liability	442,094
Current portion of operating lease liability	(61,108)
Operating Lease Liability, non-current	$380,986

As of June 30, 2019
Remaining term on Lease	3.08
Incremental borrowing rate	12%

As of June 30, 2019, the future minimum lease payments under other operating leases, not subject to Topic 842, are approximately $113,000 for the remainder of the year.

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

In 2018, we filed a motion to enforce the injunction and contempt orders against Zell. The court upheld the injunction and we continue to vigorously protect its interests. We are pursuing an action for damages sustained as a result of the defamation.

OVHA Patent Claim

On January 15, 2019, OVHA, Inc. filed a lawsuit in the District of Delaware against Unified Payments, LLC, an entity that is no longer operating. The lawsuit which is most likely intended against our subsidiary TOT Payments, LLC dba Unified Payments (“Unified”) alleges that Unified’s Mobile POS infringed upon a patent held by OVHA. The alleged infringing part of the POS equipment is produced by a 3rd party vendor. We have engaged Intellectual Property counsel to protect our interests in this matter.  Our counsel informed OHVA’s counsel that Unified is being indemnified by the supplier of the accused hardware, CardFlight, which OHVA has sued separately.  CardFlight’s litigation counsel has informed us that their settlement talks are ongoing and include the objective of having their proposed settlement cover Unified.

In May 2019, CardFlight reached an agreement with OVHA that covered all claims by OVHA against Unified Payments, LLC. OVHA filed a dismissal with Prejudice of their lawsuit and this matter has been fully resolved.

NOTE 10. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2019 and 2018, agent commissions resulting from merchant processing of approximately $18,000 were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $195,000 and $128,000 for the three months ended June 30, 2019 and 2018, respectively.

During the six months ended June 30, 2019 and 2018, agent commissions resulting from merchant processing of approximately $36,000 were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $365,000 and $235,000 for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019 and December 31, 2018, we had accrued expenses of approximately $201,000 and $388,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

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

The following table represents the change in our stockholders' equity for the three and six months ended June 30, 2019 and 2018:

	Three and Six Months Ended June 30, 2018
	Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Equity
Balance December 31, 2017	3,853,100	$385.31	$183,119,222	$(50,585)	$(2,530,238)	$(39,186)	$(167,356,070)	$13,143,528
Share based compensation	2,733	0.74	82,010	-	-	-	-	82,011
Shares issued for consulting services	-	-	-	50,585	-	-	-	50,585
Net income (loss)	-	-	-	-	-	27,553	(1,610,847)	(1,583,294)
Comprehensive loss - foreign currency translation	-	-	-	-	39,315	-	-	39,315
Balance March 31, 2018	3,855,833	$386.05	$183,201,232	$-	$(2,490,923)	$(11,633)	$(168,966,917)	$11,732,145
Share based compensation	2,980	0.30	22,500	-	-	-	-	22,500
Net loss	-	-	-	-	-	(69,481)	(903,731)	(973,212)
Comprehensive loss - foreign currency translation	-	-	-	-	29,662	-	-	29,662
Balance June 30, 2018	3,858,813	$386.35	$183,223,731	$-	$(2,461,261)	$(81,114)	$(169,870,648)	$10,811,095

	Three and Six Months Ended June 30, 2019
	Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Equity
Balance December 31, 2018	3,863,019	$386.30	$183,246,232	$-	$(2,232,163)	$(125,737)	$(172,292,252)	$8,596,466
Share based compensation	2,448	0.24	15,006	-	-	-	-	15,006
Net loss	-	-	-	-	-	(13,966)	(1,120,847)	(1,134,813)
Comprehensive loss - foreign currency translation	-	-	-	-	(14,561)	-	-	(14,561)
Balance March 31, 2019	3,865,467	$386.55	$183,261,238	$-	$(2,246,724)	$(139,703)	$(173,413,099)	$7,462,098
Share based compensation	319,047	23.90	2,005,816	-	-	-	-	2,005,840
Net loss	-	-	-	-	-	(40,225)	(1,537,447)	(1,577,672)
Comprehensive loss - foreign currency translation	-	-	-	-	(5,537)	-	-	(5,537)
Balance June 30, 2019	4,184,514	$410.45	$185,267,054	$-	$(2,252,261)	$(179,928)	$(174,950,546)	$7,884,729

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

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at June 30, 2019 and December 31, 2018 was 82,003 and 323,498, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Shares and Stock Options

During the three months ended June 30, 2019 and 2018, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $15,000 and $22,500, respectively.

During the six months ended June 30, 2019 and 2018, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $30,000 and $45,000, respectively.

During the three months ended June 30, 2019 our Board of Directors approved and authorized the issuance of 80,000 incentive stock options which were allocated to certain named executives pursuant to the 2013 Plan and we recorded compensation expense of approximately $503,000. At June 30, 2019 and December 31, 2018 we had 154,004 and 74,004, respectively, in incentive stock options outstanding with a weighted average exercise price of $9.16 and a weighted average remaining contract term of 8.69 and 7.77 years, respectively. All of the stock options were anti-dilutive at June 30, 2019 and December 31, 2018.

During the three months ended June 30, 2019 our Board of Directors approved and authorized the issuance of 22,000 shares of our common stock pursuant to the 2013 Plan to members of our Board of Directors and we recorded compensation expense of approximately $138,000. Also during the three months June 30, 2019, our Board of Directors approved and authorized the issuance of 214,507 shares of our common stock pursuant to the 2013 Plan which were allocated to certain named executives, certain employees, and certain consultants of the Company and we recorded compensation expense of approximately $1,349,000.

NOTE 12. WARRANTS AND OPTIONS

Options

At June 30, 2019 and December 31, 2018, we had fully vested options outstanding to purchase 314,218 and 234,218, respectively, of shares of common stock at exercise prices ranging from $3.27 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options using the then quoted stock price at the grant date.

Warrants

At June 30, 2019 and December 31, 2018, we had warrants outstanding to purchase 728,583 shares of common stock. At June 30, 2019 the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 3.50 years. At December 31, 2018, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 4.00 years.

Non-Incentive Plan Options

At June 30, 2019 and December 31, 2018, we had 323,498 non-incentive options outstanding with a weighted-average exercise price of $21.84. The non-incentive options have a remaining contract term of 1.42 years at June 30, 2019. These options were out of the money at June 30, 2019 and December 31, 2018 and had no intrinsic value.

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

●	Blade - our internally developed, proprietary, fully automated, artificial intelligence powered underwriting solution with predictive scoring. Built for underwriting and on-boarding of new merchants, reducing potential risks and decision-making time while improving the customer experience.
●	Cryptocurrency Acceptance - We are currently in the beta stage with some merchants in Europe currently utilizing our proprietary application on point terminals to effectuate cryptocurrency acceptance at the point-of-sale.
●	Netevia Mastercard for SMB - The Netevia Mastercard®, powered by Aliaswire’s patented technology, is part of a unique platform that combines efficient and low-cost payment processing with the ability to save money on credit and debit card payment acceptance fees.

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

Our vision is to set the standard for multi-channel payments acceptance and value-added service offerings with focus on the creation of a unified global transaction acceptance ecosystem. We believe in disruptive emerging technologies and, as such, we have developed Netevia, our future-ready multi-channel payments platform to support development of value-added solutions designed for everyday commerce. Moving forward, we believe exciting projects and disruptive technologies like blockchain, IoT, biometric payments and artificial intelligence will provide us the opportunity to continue developing innovative payments solutions, which will provide value to our clients.

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

Key elements of our business strategy include:

●	Continued investment in our core technology and new technology offerings;
●	Allocation of resources and expertise to grow in commerce and payments segments;
●	Grow and control distribution by adding new merchants and partners;
●	Leverage technology and operational advantages throughout our global footprint;
●	Expansion of our cardholder and subscriber customer base;
●	Continue to develop seamless multinational solutions for our clients;
●	Increase monetization while creating value for our clients;
●	Focus on continued improvement and operation excellence; and
●

Pursue potential domestic and international acquisitions of, investments in, and alliances with companies that have high growth potential, significant market presence or key technological capabilities.

As part of our strategy, we entered into a memorandum of understanding during the third quarter of 2018 with Bank Sputnik (“Sputnik”), located in Russia, to launch a technology platform expected to provide a suite of frictionless payment acceptance services for financial institutions and value-added providers. This new payment processing center would integrate Sputnik’s expertise in enabling secure globally inter-operable financial transactions with our expertise in developing frictionless value-added payment acceptance services. In addition, this payment processing center was expected to accelerate the delivery of payment acceptance services in this market, combining banking services and bill payments in a multi-channel environment. This joint venture with Sputnik was subject to approval of the shareholders of Sputnik and the regulators in Russia. Sputnik’s shareholders approved the transaction; however Sputnik, did not obtain regulatory approval, as they declined below the required paid in capital reserves. PayOnline continues to be committed to the payment processing center business plan. Accordingly, PayOnline entered into an agreement with each of MOBI.Money CJSC (“MOBI.Money”), and VTB Bank, both financial institutions, as sponsoring and transaction clearing banks. This new arrangement received regulatory approval in Russia. During the first quarter of 2019, PayOnline has entered into a financial services agreement for transaction clearing services with MOBI.Money and amended its agreement with VTB Bank, allowing for greater scalability and sponsorship of PayOnline to Card Brands. Card Brands have initiated projects for registration of PayOnline as a third-party payment processor. Following successful registration, PayOnline plans to further implement direct integrations with international payment networks (“IPNs”). In order to achieve its business plan, PayOnline has identified several investors for financing a proposed venture. The executive team continues to work diligently to select the most capable financial partner for this venture.

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

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three and six months ended June 30, 2019 and 2018. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended June 30, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$15,737,998	$749,313	$-	$16,487,311
Cost of revenues	13,444,074	457,291	-	13,901,365
Gross Margin	2,293,924	292,022	-	2,585,946
Gross margin %	15%	39%	-	16%
Selling, general and administrative	669,730	248,213	1,381,127	2,299,070
Non-cash compensation	48,433	-	1,957,407	2,005,840
Provision for bad debt	141,827	1,363	-	143,190
Depreciation and amortization	738,117	9,230	-	747,347
Interest expense (income), net	252,582	-	-	252,582
Other expense (income)	295,939	(1,164,554)	(415,796)	(1,284,411)
Net (loss) income for segment	$147,296	$1,197,770	(2,922,738)	$(1,577,672)
Goodwill	6,671,750	2,336,002	-	9,007,752
Other segment assets	13,888,723	354,620	-	14,243,343
Total segment assets	$20,560,473	$2,690,622	$-	$23,251,095

Three months ended June 30, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$14,419,129	$2,045,588	$-	$16,464,717
Cost of revenues	12,227,059	1,586,949	-	13,814,008
Gross Margin	2,192,070	458,639	-	2,650,709
Gross margin %	15%	22%	-	16%
Selling, general and administrative	686,192	567,737	1,245,567	2,499,496
Non-cash compensation	-	-	22,500	22,500
Provision for bad debt	879,766	(1,868)	-	877,898
Depreciation and amortization	420,224	242,301	-	662,525
Interest expense (income), net	235,738	(9,117)	9,117	235,738
Other expense	(667,757)	9,661	(16,140)	(674,236)
Net (loss) income for segment	$637,907	$(350,075)	$(1,261,044)	$(973,212)
Goodwill	6,671,750	2,972,002	-	9,643,752
Other segment assets	16,645,026	477,501	-	17,122,527
Total segment assets	$23,316,776	$3,449,503	$-	$26,766,279

Six months ended June 30, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$30,101,504	$1,432,990	$-	$31,534,494
Cost of revenues	25,212,812	948,700	-	26,161,512
Gross Margin	4,888,692	484,290	-	5,372,982
Gross margin %	16%	34%	-	17%
Selling, general and administrative	1,286,166	521,618	2,876,152	4,683,936
Non-cash compensation	48,433	-	1,972,414	2,020,847
Provision for bad debt	491,147	(8,649)	-	482,498
Depreciation and amortization	1,580,658	17,909	-	1,598,567
Interest expense (income), net	497,635	-	-	497,635
Other expense (income)	295,939	(1,177,160)	(316,797)	(1,198,018)
Net (loss) income for segment	$688,714	$1,130,572	(4,531,769)	$(2,712,483)
Goodwill	6,671,750	2,336,002	-	9,007,752
Other segment assets	13,888,723	354,620	-	14,243,343
Total segment assets	$20,560,474	$2,690,622	$-	$23,251,096

Six months ended June 30, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$28,385,746	$4,061,365	$-	$32,447,111
Cost of revenues	24,291,131	3,141,211	-	27,432,342
Gross Margin	4,094,615	920,154	-	5,014,769
Gross margin %	14%	23%	-	15%
Selling, general and administrative	1,375,343	1,148,787	2,421,847	4,945,977
Non-cash compensation	-	-	104,511	104,511
Provision for bad debt	1,001,040	(1,869)	-	999,171
Depreciation and amortization	867,310	498,753	-	1,366,063
Interest expense (income), net	478,976	(16,809)	16,809	478,976
Other expense	(667,757)	63,808	280,526	(323,423)
Net (loss) income for segment	$1,039,703	$(772,516)	$(2,823,693)	$(2,556,506)
Goodwill	6,671,750	2,972,002	-	9,643,752
Other segment assets	16,645,026	477,501	-	17,122,527
Total segment assets	$23,316,776	$3,449,503	$-	$26,766,279

Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

We reported a net loss attributable to common stockholders of approximately $1.5 million or $0.37 per share loss for the three months ended June 30, 2019 as compared to a net loss of approximately $900,000 or $0.23 per share loss for the three months ended June 30, 2018. The increase in net loss attributable to stockholders of approximately $600,000 million was primarily due to the issuance of non-cash compensation (shares and options) valued, at the date of grant, of approximately $2 million which was offset by an increase in other income as a result of the reversal of $1.1 million in accrued expenses during the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

The following table sets forth our sources of revenues, cost of revenues and the respective gross margins for the three months ended June 30, 2019 and 2018.

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	June 30, 2019	Mix	June 30, 2018	Mix	(Decrease)
North American Transaction Solutions	$15,737,998	95.5%	$14,419,129	87.6%	$1,318,869
International Transaction Solutions	749,313	4.5%	2,045,588	12.4%	(1,296,275)
Total	$16,487,311	100.0%	$16,464,717	100.0%	$22,594

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	June 30, 2019	revenues	June 30, 2018	revenues	(Decrease)
North American Transaction Solutions	$13,444,074	85.4%	$12,227,059	84.8%	$1,217,015
International Transaction Solutions	457,291	61.0%	1,586,949	77.6%	(1,129,658)
Total	$13,901,365	84.3%	$13,814,008	83.9%	$87,357

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	June 30, 2019	revenues	June 30, 2018	revenues	(Decrease)
North American Transaction Solutions	$2,293,924	14.6%	$2,192,070	15.2%	$101,854
International Transaction Solutions	292,022	39.0%	458,639	22.4%	(166,617)
Total	$2,585,946	15.7%	$2,650,709	16.1%	$(64,763)

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $16.5 million for each of the three months ended June 30, 2019 and 2018. It should be noted that the dollar volume of transactions processed by our International segment has been showing improvement due to the boarding of a large merchant account in the beginning of the year where the integration was completed during the second quarter of this year. In June of 2019, the dollar volume processed increased 7% from the previous month. This trend significantly improved in the month of July of 2019, as the dollar volume processed increased 46% from the previous month. We believe that this trend will continue and improve the overall performance and strategic vision of our International segment.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the three months ended June 30, 2019 were approximately $13.9 million as compared to approximately $13.8 million for the three months ended June 30, 2018.

The gross margin for the three months ended June 30, 2019 was approximately $2.6 million, or 15.7%, as compared to approximately $2.7 million, or 16.1%, for the three months ended June 30, 2018. The primary reason for the decrease in the overall gross margin percentage was the result of North American Transaction Solutions fees associated with processing of transactions utilizing our self-designated BIN/ICA due to an increase in volume as compared to the prior comparable quarter.

Operating Expenses Analysis:

Operating expenses were approximately $5.2 million for the three months ended June 30, 2019, as compared to $4.1 million for three months ended June 30, 2018. Operating expenses for the three months ended June 30, 2019 primarily consisted of selling, general and administrative expenses of approximately $2.3 million, non-cash compensation of approximately $2.0 million, bad debt expense of approximately $0.1 million and depreciation and amortization of approximately $0.7 million. Operating expenses for the three months ended June 30, 2018, primarily consisted of selling, general and administrative expenses of approximately $2.5 million, bad debt expense of approximately $0.9 million, and depreciation and amortization expense of approximately $0.7 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the three months ended June 30, 2019 and 2018 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Three months ended June 30, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$318,487	$95,231	$799,417	$1,213,135
Professional fees	133,316	72,497	345,723	551,536
Rent	-	15,277	51,277	66,554
Business development	56,184	489	4,944	61,617
Travel expense	35,511	5,084	33,299	73,894
Filing fees	1,078	-	17,704	18,782
Transaction gains	-	(12,974)	-	(12,974)
Office expenses	83,122	4,147	12,990	100,259
Communications expenses	41,746	65,717	18,447	125,910
Insurance expense	-	-	36,267	36,267
Other expenses	286	2,745	61,059	64,090
Total	$669,730	$248,213	$1,381,127	$2,299,070

Three months ended June 30, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$377,541	$349,068	$569,863	$1,296,472
Professional fees	95,298	96,207	417,268	608,773
Rent	-	24,058	45,987	70,045
Business development	32,378	916	1,252	34,546
Travel expense	43,782	5,194	40,211	89,187
Filing fees	-	-	12,508	12,508
Transaction losses	-	37,301	-	37,301
Office expenses	103,741	8,310	10,451	122,502
Communications expenses	33,927	41,999	24,211	100,137
Insurance expense	-	-	34,247	34,247
Other (income) expenses	(475)	4,684	89,569	93,778
Total	$686,192	$567,737	$1,245,567	$2,499,496

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(59,054)	$(253,837)	$229,554	$(83,337)
Professional fees	38,018	(23,710)	(71,545)	(57,237)
Rent	-	(8,781)	5,290	(3,491)
Business development	23,806	(427)	3,692	27,071
Travel expense	(8,271)	(110)	(6,912)	(15,293)
Filing fees	1,078	-	5,196	6,274
Transaction gains	-	(50,275)	-	(50,275)
Office expenses	(20,619)	(4,163)	2,539	(22,243)
Communications expenses	7,819	23,718	(5,764)	25,773
Insurance expense	-	-	2,020	2,020
Other (income) expenses	761	(1,939)	(28,510)	(29,688)
Total	$(16,462)	$(319,524)	$135,560	$(200,426)

Salaries, benefits, taxes and contractor payments remained relatively steady on a consolidated basis for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018. This was primarily due to the Company’s continued monitoring of operations and labor costs necessary to maintain or increase revenues, including a reduction of the labor force in our International Transaction Solutions segment, which was partially offset by an increase in corporate expenses.

Segment	Salaries and benefits for the three months ended June 30, 2019	Salaries and benefits for the three months ended June 30, 2018	Increase / (Decrease)
North American Transaction Solutions	$318,487	$377,541	$(59,054)
International Transaction Solutions	95,231	349,068	(253,837)
Corporate Expenses & Eliminations	799,417	569,863	229,554
Total	$1,213,135	$1,296,472	$(83,337)

Professional fees were approximately $0.6 million for each of the three months ended June 30, 2019 and 2018.

Three months ended June 30, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$6,157	$18,177	$53,058	$77,392
SEC Compliance Legal Fees	-	-	35,662	35,662
Accounting and Auditing	-	-	97,500	97,500
Tax Compliance and Planning	-	-	6,000	6,000
Consulting	127,159	54,320	153,503	334,982
Total	$133,316	$72,497	$345,723	$551,536

Three months ended June 30, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$410	$9,979	$36,872	$47,261
SEC Compliance Legal Fees	-	-	116,199	116,199
Accounting and Auditing	-	-	97,500	97,500
Tax Compliance and Planning	-	-	8,000	8,000
Consulting	94,888	86,228	158,697	339,813
Total	$95,298	$96,207	$417,268	$608,773

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$5,747	$8,198	$16,186	$30,131
SEC Compliance Legal Fees	-	-	(80,537)	(80,537)
Accounting and Auditing	-	-	-	-
Tax Compliance and Planning	-	-	(2,000)	(2,000)
Consulting	32,271	(31,908)	(5,194)	(4,831)
Total	$38,018	$(23,710)	$(71,545)	$(57,237)

All other operating expenses were relatively in line with the previous comparable quarter.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash Compensation:

Non-cash compensation expense was approximately $2.0 million for the three months ended June 30, 2019 as compared to approximately $22,000 for the three months ended June 30, 2018. The increase in expense during the three months ended June 30, 2019 was associated with the non-cash compensation of shares and stock options issued to named executives, certain employees, and certain consultants in connection with equity incentive awards approved by the Board of Directors.

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $143,000 for the three months ended June 30, 2019, compared to bad debt expense, representing uncollected fees of approximately $878,000 for the three months ended June 30, 2018. The decrease of approximately $735,000 from the previous comparable period was primarily the result of the required closure of certain high-risk merchants from a third-party platform to our own designated BIN. This resulted in a write-off of accounts deemed uncollectible approximating $365,000. The remaining difference of approximately $370,000 was the result of recording the actual uncollectible amounts which were different than the estimates recorded in previous periods. For the three months ended June 30, 2019, total gross ACH rejects were approximately $277,000 of which $134,000 were subsequently collected. We were able to pass through to ISOs via a reduction in commissions, $51,000 from the total gross ACH rejects.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs.  Depreciation and amortization expense was approximately $747,000 for the three months ended June 30, 2019 as compared to approximately $662,000 for the three months ended June 30, 2018. The increase is primarily attributable to the residual buyout arrangements acquired during 2018.

Interest Expense:

Interest expense for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 is as follows;

Funding Source	Three months ended June 30, 2019	Three months ended June 30, 2018	Increase / (Decrease)
MBF Notes	$-	$3,868	$(3,868)
RBL Notes	237,963	161,264	76,699
PPS Note	-	53,008	(53,008)
Other	14,619	17,598	(2,979)
Total	$252,582	$235,738	$16,844

Total interest expense remained steady and relatively in line with the previous comparable quarter.

Other Income:

Other income increased from approximately $675,000 for the three months ended June 30, 2018 to approximately $1.3 million for the three months ended June 30, 2019, primarily due to the reversal of $1.1 million in accrued expenses relating to merchant reserves recorded in a previous year deemed not to be an obligation at June 30, 2019.

Results of Operations for the Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

We reported a net loss attributable to common stockholders of approximately $2.7 million or $0.66 per share loss for the six months ended June 30, 2019 as compared to a net loss of approximately $2.5 million or $0.65 per share loss for the six months ended June 30, 2018. The increase in net loss attributable to stockholders was primarily due to the issuance of non-cash compensation (shares and options) valued, at the date of grant, at approximately $2 million during the six months ended June 30, 2019 which was partially offset by decreases of approximately $262,000 in selling, general and administrative expenses and approximately $517,000 in bad debt expenses, and the reversal of $1.1 million in accrued expenses relating to merchant reserves recorded in a previous year deemed not to be an obligation at June 30, 2019.

The following table sets forth our sources of revenues, cost of revenues and the respective gross margins for the six months ended June 30, 2019 and 2018.

	Six		Six
	Months Ended		Months Ended		Increase /
Source of Revenues	June 30, 2019	Mix	June 30, 2018	Mix	(Decrease)
North American Transaction Solutions	$30,101,504	95.5%	$28,385,746	87.5%	$1,715,758
International Transaction Solutions	1,432,990	4.5%	4,061,365	12.5%	(2,628,375)
Total	$31,534,494	100.0%	$32,447,111	100.0%	$(912,617)

	Six		Six
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	June 30, 2019	revenues	June 30, 2018	revenues	(Decrease)
North American Transaction Solutions	$25,212,812	83.8%	$24,291,131	85.6%	$921,681
International Transaction Solutions	948,700	66.2%	3,141,211	77.3%	(2,192,511)
Total	$26,161,512	83.0%	$27,432,342	84.5%	$(1,270,830)

	Six		Six
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	June 30, 2019	revenues	June 30, 2018	revenues	(Decrease)
North American Transaction Solutions	$4,888,692	16.2%	$4,094,615	14.4%	$794,077
International Transaction Solutions	484,290	33.8%	920,154	22.7%	(435,864)
Total	$5,372,982	17.0%	$5,014,769	15.5%	$358,213

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $31.5 million for the six months ended June 30, 2019 as compared to approximately $32.4 million for the six months ended June 30, 2018. The decrease in net revenues for the comparable period was primarily related  to our International Transaction Solutions segment which experienced competition and certain economic challenges.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the six months ended June 30, 2019 were approximately $26.2 million as compared to approximately $27.4 million for the six months ended June 30, 2018. The decrease in cost of revenues of approximately $1.2 million was primarily driven by the reorganization of  assignments from our International Transaction Solutions segment due to economic challenges facing this segment.

The gross margin for the six months ended June 30, 2019 was approximately $5.4 million, or 17%, as compared to approximately $5.0 million, or 15.5%, for the six months ended June 30, 2018. The primary reason for the increase in the gross margin percentage was the result of North American Transaction Solutions processing of transactions utilizing our self-designated BIN/ICA, recurring profitable cash flows from the portfolios acquired in the prior year, and further acceptance of value-added services by the merchants.

Operating Expenses Analysis:

Operating expenses were approximately $8.8 million for the six months ended June 30, 2019, as compared to $7.4 million for six months ended June 30, 2018. Operating expenses for the six months ended June 30, 2019 primarily consisted of selling, general and administrative expenses of approximately $4.7 million, non-cash compensation of $2.0 million, bad debt expense of approximately $0.5 million and depreciation and amortization of approximately $1.6 million. Operating expenses for the six months ended June 30, 2018 primarily consisted of selling, general and administrative expenses of approximately $4.9 million, bad debt expense of approximately $1.0 million, and depreciation and amortization expense of approximately $1.4 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the six months ended June 30, 2019 and 2018 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Six months ended June 30, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$622,477	$276,022	$1,564,965	$2,463,464
Professional fees	274,346	127,962	847,383	1,249,691
Rent	-	34,097	105,290	139,387
Business development	93,168	1,116	10,114	104,398
Travel expense	59,647	13,485	65,368	138,500
Filing fees	1,078	-	39,834	40,912
Transaction gains	-	(44,091)	-	(44,091)
Office expenses	158,181	10,025	26,314	194,520
Communications expenses	79,704	97,067	41,874	218,645
Insurance expense	-	-	70,514	70,514
Other expenses	(2,435)	5,935	104,496	107,996
Total	$1,286,166	$521,618	$2,876,152	$4,683,936

Six months ended June 30, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$755,081	$734,495	$1,135,819	$2,625,395
Professional fees	209,135	189,965	776,780	1,175,880
Rent	-	49,863	101,235	151,098
Business development	86,191	1,977	1,437	89,605
Travel expense	90,086	6,804	71,366	168,256
Filing fees	-	-	23,943	23,943
Transaction losses	-	52,917	-	52,917
Office expenses	186,240	19,190	22,247	227,677
Communications expenses	48,459	84,451	46,992	179,902
Insurance expense	-	-	63,810	63,810
Other expenses	151	9,125	178,218	187,494
Total	$1,375,343	$1,148,787	$2,421,847	$4,945,977

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(132,604)	$(458,473)	$429,146	$(161,931)
Professional fees	65,211	(62,003)	70,603	73,811
Rent	-	(15,766)	4,055	(11,711)
Business development	6,977	(861)	8,677	14,793
Travel expense	(30,439)	6,681	(5,998)	(29,756)
Filing fees	1,078	-	15,891	16,969
Transaction gains	-	(97,008)	-	(97,008)
Office expenses	(28,059)	(9,165)	4,067	(33,157)
Communications expenses	31,245	12,616	(5,118)	38,743
Insurance expense	-	-	6,704	6,704
Other income	(2,586)	(3,190)	(73,722)	(79,498)
Total	$(89,177)	$(627,169)	$454,305	$(262,041)

Salaries, benefits, taxes and contractor payments remained relatively steady on a consolidated basis for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018. This was primarily due to the Company’s continued monitoring of operations and labor costs necessary to maintain or increase revenues, including a reduction of the labor force in our International Transaction Solutions segment, which was partially offset by an increase in corporate expenses.

Segment	Salaries and benefits for the six months ended June 30, 2019	Salaries and benefits for the six months ended June 30, 2018	Increase / (Decrease)
North American Transaction Solutions	$622,477	$755,081	$(132,604)
International Transaction Solutions	276,022	734,495	(458,473)
Corporate Expenses & Eliminations	1,564,965	1,135,819	429,146
Total	$2,463,464	$2,625,395	$(161,931)

Professional fees were approximately $1.2 million for each of the six months ended June 30, 2019 and 2018.

Six months ended June 30, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$21,116	$21,633	$217,810	$260,559
SEC Compliance Legal Fees	-	-	93,091	93,091
Accounting and Auditing	-	-	195,000	195,000
Tax Compliance and Planning	-	-	6,000	6,000
Consulting	253,230	106,329	335,482	695,041
Total	$274,346	$127,962	$847,383	$1,249,691

Six months ended June 30, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$8,673	$22,080	$141,041	$171,794
SEC Compliance Legal Fees	-	-	156,699	156,699
Accounting and Auditing	-	8,120	195,000	203,120
Tax Compliance and Planning	-	-	8,000	8,000
Consulting	200,462	159,765	276,040	636,267
Total	$209,135	$189,965	$776,780	$1,175,880

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$12,443	$(447)	$76,769	$88,765
SEC Compliance Legal Fees	-	-	(63,608)	(63,608)
Accounting and Auditing	-	(8,120)	-	(8,120)
Tax Compliance and Planning	-	-	(2,000)	(2,000)
Consulting	52,768	(53,436)	59,442	58,774
Total	$65,211	$(62,003)	$70,603	$73,811

All other operating expenses were relatively in line with the previous comparable quarter.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash Compensation:

Non-cash compensation expense was approximately $2.0 million for the six months ended June 30, 2019 as compared to approximately $100,000 for the six months ended June 30, 2018. The increase in expense was associated with the non-cash compensation of shares and stock options issued to named executives, certain employees, and certain consultants in connection with equity incentive awards approved by the Board of Directors.

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $483,000 for the six months ended June 30, 2019, compared to approximately $1.0 million for the six months ended June 30, 2018. The decrease of approximately $517,000 from the previous comparable period was primarily the result of the required closure of certain high-risk merchants from a third-party platform to our own designated BIN. This resulted in a write-off of accounts deemed uncollectible approximating $365,000. The remaining difference of approximately $152,000 was the result of recording of the actual uncollectible amounts which were different than the estimates recorded in previous periods. For the six months ended June 30, 2019, total gross ACH rejects were approximately $916,000 of which $433,000 were subsequently collected. We were able to pass through to ISOs,via a reduction in commissions, $167,000 from the total gross ACH rejects.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs.  Depreciation and amortization expense was approximately $1.6 million for the six months ended June 30, 2019 as compared to approximately $1.4 million for the six months ended June 30, 2018. The increase is primarily attributable to the amortization of the residual buyout arrangements acquired during 2018 and an increase in client acquisition costs associated with new merchants boarded.

Interest Expense:

Interest expense for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 is as follows;

Funding Source	Six months ended June 30, 2019	Six months ended June 30, 2018	Increase / (Decrease)
MBF Notes	$-	$10,359	$(10,359)
RBL Notes	468,703	322,654	146,049
PPS Note	-	113,867	(113,867)
Other	28,932	32,096	(3,164)
Total	$497,635	$478,976	$18,659

Interest expense remained steady primarily due to the payoffs to the Priority Payments note in the normal course of business, and the refinancing of the RBL notes.

Other Income:

Other income increased from approximately $323,000 for the six months ended June 30, 2018 to approximately $1.2 for the six months ended June 30, 2019, which was primarily due to us recognizing other income of approximately $1.1 million relating to merchant reserves recorded in a previous year deemed not to be an obligation at June 30, 2019.

Liquidity and Capital Resources

Total assets at June 30, 2019 were approximately $23.3 million compared to approximately $25.8 million at December 31, 2018. The primary reasons for the net decrease in total assets was the result of cash utilized to fund operations and pay down notes payable, which was partially offset by our recording of the right-of-use asset for our North American Transactions U.S. headquarters operating facility as a result of our adoption of the new lease accounting standard.

At June 30, 2019, we had total current assets of approximately $6.9 million and approximately $9.7 million at December 31, 2018. The primary reason for the decrease in current assets was the utilization of cash on hand to fund operations and to pay expenses in the normal course of business.

We currently believe that we will require approximately $3.6 million to finance continuing operations over the next 12 months in the normal course of our current operations.

To fund our operating cash needs, we may need to borrow additional capital from our current credit facilities or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financing. Historically, the Company has been successful in restructuring its current debt facilities with commercially acceptable terms that ensures the continued operation of its business for the foreseeable future. As of June 30, 2019, we have approximately $10.1 million in available credit facilities.

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

The net loss attributable to Net Element, Inc. stockholders was approximately $1.5 million for the three months ended June 30, 2019 compared to approximately $900,000 million for the three months ended June 30, 2018.

The net loss attributable to Net Element, Inc. stockholders was approximately $2.7 million for the six months ended June 30, 2019 compared to approximately $2.5 million for the six months ended June 30, 2018.

Operating activities used approximately $600,000 of cash for the six months ended June 30, 2019 as compared to approximately $2.9 million of cash used for the six months ended June 30, 2018. Negative operating cash flow for the six months ended June 30, 2019 was primarily due to cash used in the normal course of business. Negative operating cash flow for the six months ended June 30, 2018 was primarily due to approximately $2.1 million used to reduce accounts payable and accrued expenses.

Investing activities used approximately $1.7 million in cash for the six months ended June 30, 2019 as compared to approximately $900,000 used in investing activities for the six months ended June 30, 2018. The increase in cash used in investing activities was primarily due to the recording of an operating lease right-of-use liability and client acquisition costs.

Financing activities provided approximately $1.5 million in cash for the six months ended June 30, 2019 as compared to approximately $1.0 million of cash used in financing activities for the six months ended June 30, 2018. Cash provided by financing activities for the six months ended June 30, 2019 was primarily the result of recording of an operating lease right-of-use asset and proceeds from a note with RBL Capital Group, LLC. Cash used in financing activities for the six months ending June 30, 2018 was primarily due to the repayment of indebtedness.

Off-balance sheet arrangements

At June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not deemed effective due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f )and Rule 15d-15(f ) under the Exchange Act), as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2018, under the heading “Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control

As of June 30, 2019, the material weaknesses disclosed in our Form 10-K for the year ended December 31, 2018 have not yet been fully remediated; however, significant progress were made during 2018 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting have included retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members. Remediation activities for our material weaknesses include:

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

We expect to remediate the material weaknesses noted above, and allocate appropriate resources to department heads in the course of the next twelve months.

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

Net Element, Inc.

Date: August 14, 2019	By:	/s/ Oleg Firer
Name: Oleg Firer
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey Ginsberg
Name: Jeffrey Ginsberg Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)