Form 10-Q
period 2019-09-30
Net Element, Inc.
filed 2019-11-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of November 14, 2019 was 4,111,082.

Net Element, Inc.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$492,656	$1,645,481
Accounts receivable, net	5,545,309	6,290,412
Prepaid expenses and other assets	1,367,083	1,749,221
Total current assets, net	7,405,048	9,685,114
Equipment, net	9,550	25,335
Intangible assets, net	5,951,219	6,441,743
Goodwill	9,007,752	9,007,752
Operating lease right-of-use asset	411,996	-
Other long term assets	655,702	604,070
Total assets	$23,441,267	$25,764,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,350,538	$6,368,444
Accrued expenses	1,637,549	2,535,947
Deferred revenue	944,283	1,495,849
Notes payable (current portion)	114,160	433,448
Operating lease liability (current portion)	31,010	-
Due to related party	135,311	387,814
Total current liabilities	8,212,851	11,221,502
Operating lease liability (net of current portion)	380,986	-
Notes payable (net of current portion)	7,982,730	5,946,046
Total liabilities	16,576,567	17,167,548

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 4,107,798 and 3,863,019 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively)	411	386
Paid in capital	185,282,062	183,246,232
Accumulated other comprehensive loss	(2,247,888)	(2,232,163)
Accumulated deficit	(175,961,173)	(172,292,252)
Non-controlling interest	(208,712)	(125,737)
Total stockholders' equity	6,864,700	8,596,466
Total liabilities and stockholders' equity	$23,441,267	$25,764,014

See Accompanying Notes to the Condensed Consolidated Unaudited Financial Statements.

NET ELEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net revenues
Service fees	$16,819,686	$17,242,758	$48,354,179	$49,689,870
Total Revenues	16,819,686	17,242,758	48,354,179	49,689,870

Costs and expenses:
Cost of revenues	14,079,241	14,559,808	40,240,754	41,992,150
Selling, general and administrative	2,398,786	2,346,809	7,082,721	7,292,785
Non-cash compensation	15,008	22,500	2,035,855	127,011
Bad debt expense	423,379	611,897	905,877	1,611,068
Depreciation and amortization	755,985	463,384	2,354,552	1,829,447
Total costs and operating expenses	17,672,399	18,004,398	52,619,759	52,852,461
Loss from operations	(852,713)	(761,640)	(4,265,580)	(3,162,591)
Interest expense	(270,041)	(215,935)	(767,676)	(694,910)
Other income	83,343	41,507	1,281,361	364,930
Net loss from continuing operations before income taxes	(1,039,411)	(936,068)	(3,751,895)	(3,492,571)
Income taxes	-	-	-	-
Net loss from continuing operations	(1,039,411)	(936,068)	(3,751,895)	(3,492,571)
Net income attributable to the non-controlling interest	28,784	25,654	82,974	67,582
Net loss attributable to Net Element, Inc. stockholders	(1,010,627)	(910,414)	(3,668,921)	(3,424,989)
Foreign currency translation	4,373	145,867	(15,726)	214,845
Comprehensive loss attributable to common stockholders	$(1,006,254)	$(764,547)	$(3,684,647)	$(3,210,144)

Loss per share - basic and diluted	$(0.24)	$(0.23)	$(0.91)	$(0.88)

Weighted average number of common shares outstanding - basic and diluted	4,152,433	3,901,218	4,033,521	3,870,134

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(3,668,921)	$(3,424,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(82,974)	(67,582)
Share based compensation	2,035,855	127,011
Deferred revenue	(551,566)	(536,041)
Depreciation and amortization	2,354,552	1,829,447
Non cash interest	36,683	49,000
Changes in assets and liabilities:
Accounts receivable	741,381	379,601
Prepaid expenses and other assets	226,353	457,806
Accounts payable and accrued expenses	(2,488,057)	(2,087,416)
Net cash used in operating activities	(1,396,694)	(3,273,163)

Cash flows from investing activities:
Purchase of portfolios and client acquisition costs	(1,622,482)	(3,851,596)
Purchase of equipment and changes in other assets	(463,628)	(115,041)
Net cash used in investing activities	(2,086,110)	(3,966,637)

Cash flows from financing activities:
Proceeds from indebtedness	2,036,684	-
Repayment of indebtedness	(319,288)	(1,458,536)
Lease liability	411,996	-
Related party advances	252,503	(39,265)
Net cash provided by (used in) financing activities	2,381,895	(1,497,801)

Effect of exchange rate changes on cash	(284)	15,036
Net decrease in cash	(1,101,193)	(8,722,565)

Cash and restricted cash at beginning of period	2,249,551	11,285,669
Cash and restricted cash at end of period	$1,148,358	$2,563,104

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$730,993	$645,910
Taxes	$120,544	$44,932

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying September 30, 2019 interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Our mobile solutions business, PayOnline, provides relationships and contracts with mobile operators that gives us the ability to offer our clients in-app, premium SMS (short message services, which is a text messaging service), Wireless Application Protocol (WAP)-click, one click and other carrier billing services. We also had marketed our own branded content as a separate line of business for our mobile commerce business from our office in Moscow, Russia. In August 2017, we substantially reorganized this business, and combined its operations into PayOnline and TOT Group Russia. We are not generating revenues from new mobile content and we continue to explore partnership opportunities that can monetize our relationships and contracts with mobile operators. PayOnline provides flexible high- tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems (“GDS”), which include Amadeus® and Sabre®. Key geographic regions that PayOnline serves include Eastern Europe, Central Asia, North America and Asia major sub regions.

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

To fund our operating cash needs, we may need to borrow additional capital from our current credit facilities or additional sales of equity securities. Further, we continue to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financings. Historically, we have been successful to date in restructuring our current debt facilities with commercially acceptable terms that supports the continued operation of our business for the foreseeable future. However, we cannot be sure that any additional financing will be available when needed, or that, if available, financing will be obtained on terms favorable to us or our stockholders. As of September 30, 2019, we have approximately $9.3 million in available credit facilities for use in funding general working purposes or to support growth through potential acquisitions.

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

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $171,000 and $600,000 at September 30, 2019 and December 31, 2018, respectively. We maintained approximately $30,000 and $74,000 in uninsured bank accounts in Russia and the Cayman Islands at September 30, 2019 and December 31, 2018, respectively.

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

	September 30, 2019	December 31, 2018
Cash on consolidated balance sheet	$492,656	$1,645,481
Restricted cash	655,702	604,070
Total cash and restricted cash	$1,148,358	$2,249,551

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

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the year ended December 31, 2018 or the nine months ended September 30, 2019.

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

We amortize definite lived identifiable intangible assets using a method that reflects the pattern in which the economic benefits of the intangible asset are expected to be consumed or otherwise utilized. The estimated useful lives of our customer-related intangible assets approximate the expected distribution of cash flows on a straight- line basis from each asset. The useful lives of contract-based intangible assets are equal to the terms of the agreement.

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the nine months ended September 30, 2019 and 2018.

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

At December 31, 2018, our management determined that an impairment charge of approximately $636,000 was necessary to reduce the goodwill relating to the acquisition of PayOnline. The impairment charge was primarily related to a decrease in International Transaction Solutions projected sales for 2019, which is the base year utilized for determining the discounted cash flows. We have not recognized an impairment charge to Goodwill for PayOnline during the nine months ended September 30, 2019.

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables, and a note payable. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of notes payable of approximately $8.1 million and $6.4 million at September 30, 2019 and December 31, 2018, respectively, approximates fair value because current borrowing rates do not materially differ from market rates for similar bank borrowings. The notes payable are classified as a Level 2 item within the fair value hierarchy.

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

We have primary responsibility for providing end-to-end payment processing services for our clients. Our clients contract us for all credit card processing services, including transaction authorization, settlement, dispute resolution, data/transmission security, risk management, reporting, technical support and other value-added services. We have concluded that we are the principal because we control the services before delivery to the merchant, and are primarily responsible for the delivery of the services, have discretion in setting prices charged to merchants, and are responsible for losses. We also have pricing latitude and can provide services using several different network options.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at September 30, 2019.

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

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update changed how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are within the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance will become effective for us on January 1, 2020. Early adoption is permitted for periods beginning on or after January 1, 2019. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

NOTE 5. INTANGIBLE ASSETS

The Company had approximately $6.0 million and $6.4 million in intangible assets, net of amortization, at September 30, 2019 and December 31, 2018, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of September 30, 2019

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,343,888	$(2,223,928)	$119,960	3 years - straight-line
Portfolios and Client Lists	7,668,665	(5,327,281)	2,341,384	4 years - straight-line
Client Acquisition Costs	7,880,303	(4,390,429)	3,489,874	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$19,483,251	$(13,532,032)	$5,951,219

Intangible assets consisted of the following as of December 31, 2018

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,309,291	$(2,139,891)	$169,400	3 years - straight-line
Portfolios and Client Lists	7,576,665	(4,333,866)	3,242,799	4 years - straight-line
Client Acquisition Costs	6,370,124	(3,340,581)	3,029,544	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$17,846,476	$(11,404,732)	$6,441,743

Amortization expense for the intangible assets was approximately $697,000 and $376,000 for the three months ended September 30, 2019 and 2018, respectively. Amortization expense for the nine months ended September 30, 2019 and 2018 was approximately $2.1 million and $1.6 million, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2019 (remainder of year)	$359,872
2020	1,439,489
2021	1,439,489
2022	1,429,492
2023	1,282,877
Balance September 30, 2019	$5,951,219

NOTE 6. ACCRUED EXPENSES

At September 30, 2019 and December 31, 2018, accrued expenses amounted to approximately $1.6 and $2.5 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflects the balances outstanding as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Accrued professional fees	$-	$174,915
PayOnline accrual	-	1,126,273
Accrued interest	119,394	108,202
Accrued bonus	1,643,178	1,157,556
Accrued foreign taxes	13,184	(45,952)
Other accrued expenses	(138,207)	14,953
Total accrued expenses	$1,637,549	$2,535,947

On October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves, and accordingly, recorded the liability. The accrual for PayOnline at December 31, 2018 consisted of an obligation of approximately $1.1 million for refundable merchant reserves assumed pursuant to this amendment to the PayOnline acquisition agreement. Management determined that any potential future claims from these certain merchants for these reserves assumed with the amendment are remote, and as such, reversed the amounts which remained in accrued expenses and recognized other income of approximately $1.1 million on the accompanying statement of operations during the nine months ended September 30, 2019.

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO, which was approximately $1.3 million and $566,000 at September 30, 2019 and December 31, 2018, respectively, and approximately $330,000 and $291,000 at September 30, 2019 and December 31, 2018, respectively, for discretionary performance bonuses due to certain employees.

Included in other accrued expenses is a reversal of an over accrued liability of approximately $153,000 in connection with our International Transaction Solutions segment.

NOTE 7. NOTES PAYABLE

Notes payable consist of the following:

	September 30, 2019	December 31, 2018
RBL Capital Group, LLC	$8,227,481	$6,512,268
Priority Payments Systems LLC	-	-
Subtotal	8,227,481	6,512,268
Less: deferred loan costs	(130,591)	(132,774)
Subtotal	8,096,890	6,379,494
Less: current portion	(114,160)	(433,448)
Long term debt	$7,982,730	$5,946,046

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

The co-borrowers’ obligations to RBL pursuant to the RBL Loan Agreement are secured by a first priority security interest in all of the co-borrowers’ tangible and intangible assets, including but not limited to their merchants, merchant contracts and proceeds thereof, and all right title and interest in co- borrowers’ processing contracts, contract rights, and portfolio cash flows with all processors of the co-borrowers.

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

On December 28, 2018, in connection with an addendum to those certain term notes made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, we received funding of $2,131,500, bearing interest at an annual rate of 14%. On December 20, 2019 we are required to make one (1) payment of interest only for $18,804, followed by eleven (11) payments of interest only for $24,867. Effective January 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $72,850, until December 20, 2022 the date this term note matures.

On May 24, 2019, in connection with an addendum to those certain term notes made by TOT Group, Inc. in favor of RBL, the Credit Facility referred to above, we received funding of $1,116,500, bearing interest at an annual rate of 14%. On May 24th, 2019 we were required to make one (1) payment of interest only for $11,562, followed by eleven (11) payments of interest only for $13,025. Effective January 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $38,159, until May 20, 2023 the date this term note matures.

On September 25, 2019, in connection with an addendum to those certain term notes made by TOT Group, Inc. in favor of RBL, the Credit Facility referred to above, we received funding of $918,000 bearing interest at an annual rate of 14%. On September 25, 2019 we were required to make one (1) payment of interest only for $8,803, followed by eleven (11) payments of interest only for $10,710. Effective October 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $31,375, until September 20, 2023 the date this term note matures.

At September 30, 2019 we had approximately $6.8 million available under this Credit Facility. This Credit Facility is for general working capital purposes or to support the growth of the co-borrowers, subject to the terms and conditions, as defined.

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

On June 27, 2017, we entered into an amendment to the loan agreement with PPS pursuant to which:

(i)	The original term loan was modified into a multi - draw loan with an increase of the borrowing limit to $2,500,000 and;
(ii)	The loan maturity was extended to May 20, 2021.

The draw-down period was extended to coincide with the loan maturity date of May 20, 2021.

Scheduled notes payable principal repayment at September 30, 2019 is as follows:

2019 (remainder of year)	$114,160
2020	1,358,258
2021	4,776,973
2022	1,527,209
2023	450,881
Balance September 30, 2019	$8,227,481

NOTE 8. CONCENTRATIONS

Our credit card processing revenues are from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the three and nine months ended September 30, 2019 and 2018.

During the nine months ended September 30, 2019, we processed 46% of our total revenue with Priority Payment Systems, 37% from our own dedicated BIN/ICA with Esquire Bank, and 8% with First Data Corp. During the nine months ended September 30, 2018, we processed 64% of our total revenue with Priority Payment Systems, 16% from our own dedicated BIN/ICA with Esquire Bank, and 5% from First Data Corp.

During the three months ended September 30, 2019, we processed 40% of our total revenue with Priority Payment Systems, 41% from our own dedicated BIN/ICA with Esquire Bank, and 10% with First Data Corp. During the three months ended September 30, 2018, we processed 59% of our total revenue with Priority Payment Systems, 21% from our own dedicated BIN/ICA with Esquire Bank, and 6% from First Data Corp.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Leases

North American Transaction Solutions

During May 2013, we entered into a lease agreement, for approximately 4,101 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016. The lease was extended for a period of five years commencing August 1, 2017 and expiring July 31, 2022 with equal monthly base rent installments of $14,354 ($172,248 per year) plus sales tax. On September 26, 2019, we entered into a lease for additional office space in the building that our current office space is located for our North American Transactions Solutions, due to our growth in the labor force. The space is for 5,875 square feet and the term is for 5 years commencing on September 23, 2019 and expiring on September 30, 2024. The monthly base rent is $16,156 ($193,875 per year) plus sales tax. Rent payments will commence once the landlord's work is completed and the space is ready to be occupied by us. The Company is currently contemplating sub-letting a portion of the current space being occupied to offset the rent expense.

Net Element Software, our subsidiary, currently leases approximately 1,654 square feet of office space in Yekaterinburg, Russia, where we develop value added services, mobile applications, smart terminals applications, sales central ERP system development and marketing activities, at an annual rent of approximately $24,300.The lease term expired on June 1, 2019 and was renewed with indefinite terms.

International Transaction Solutions

PayOnline leased approximately 4,675 square feet of office space in Moscow, Russia at an annual rent of $84,457 which expired on September 30, 2018.The Company then moved to a reduced space of 3,385 square feet and signed a lease at an annual rent of approximately $56,000 that expired on August 31, 2019. On March 11, 2019, the Company terminated their lease and moved their operations to another office building occupying approximately 1600 square feet at an annual rent of $50,900, which expires on February 10, 2020.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or move to new facilities on acceptable terms.

The following table presents a reconciliation of the undiscounted future minimum lease payments, under the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters, to the amounts reported as operating lease liabilities on the consolidated balance sheet as of September 30, 2019:

Operating Lease
Undiscounted future minimum lease payments:
2019 (remainder of year)	$43,062
2020	172,248
2021	172,248
2022	100,478
Total	$488,036
Amount representing imputed interest	(76,040)
Total operating lease liability	411,996
Current portion of operating lease liability	(31,010)
Operating Lease Liability, non-current	$380,986

As of September 30, 2019
Remaining term on Lease	2.83
Incremental borrowing rate	12%

As of September 30, 2019, the future minimum lease payments under other operating leases, not subject to Topic 842, are approximately $19,000 for the remainder of the year.

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

Aptito.com, Inc.

On August 6, 2014, our subsidiary (Aptito, LLC) filed a lawsuit against Aptito.com, Inc. and the shareholders of Aptito.com, Inc., in state court in the 11th Judicial Circuit in and for Miami-Dade County. This is an interpleader action in regards to 125,000 shares of our stock. Aptito, LLC acquired Aptito.com, Inc. in exchange for, among other things, 125,000 shares (prior to adjustment for two one-for-ten reverse stock splits) of our stock. There has been disagreements among the Aptito.com, Inc. shareholders as to proper distribution of the 125,000 shares (prior to adjustment for two one-for-ten reverse stock splits). To avoid any liability in regards to improper distribution, Aptito, LLC filed the interpleader action so as to allow the Defendants to litigate amongst themselves as to how the shares (prior to adjustment for two one- for-ten reverse stock splits) should be distributed. Aptito.com, Inc. opposed the motion to interplead and filed counterclaims relative to Aptito, LLC for non-delivery of the 125,000 shares (prior to adjustment for two one-for-ten reverse stock splits).

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

A court ordered mediation conference was held on April 24, 2019 but the parties were unable to reach a settlement. On May 1, 2019 the Court denied Aptito.com, Inc.’s Motion for Summary Judgement and further hearings on a variety of Motions were scheduled in this matter.

On August 14, 2019, the court granted final Summary Judgment in favor of the Company, removing Net Element as a party to the lawsuit and denying Aptito.com, Inc’s Motion for rehearing and reconsideration of this matter.  Aptito, LLC, in which the Company has a majority ownership interest, remains a Defendant in this litigation.  On September 17, 2019, the court granted the Company’s Motion for sanctions against the attorney representing Aptito.com, Inc. in this matter.  The Company is pursuing collection of legal fees incurred from the Plaintiff and their attorney.

Gene Zell

In June 2014, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell ("Zell") for defamation of our Company and CEO and tortious interference with our business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about our Company and CEO on any website and enjoining him from contacting our business partners or investors. Zell violated the Court Order and the Court granted a Motion imposing sanctions against Zell. We continue to seek enforcement of the Court Order.

In April 2015, Zell filed a Motion to set aside the Court Order alleging he was unaware of the Court Proceedings. The Court, on August 26, 2015, dismissed Zell’s Motion to dissolve the injunction. In March 2017 the Court dismissed another Motion brought by Zell to dissolve the injunction. Accordingly, the injunction order prohibiting Zell from making further defamatory posts remains in place.

In 2018, we filed a motion to enforce the injunction and contempt orders against Zell. The court upheld the injunction and we continue to vigorously protect its interests. We are pursuing an action for damages sustained as a result of the defamation.

On September 20, 2019, the Court  granted a Permanent Injunction against Zell.  The Company is evaluating pursuing actions against Zell for collection of legal fees and damages.

NOTE 10. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2019 and 2018, agent commissions resulting from merchant processing of approximately $18,000 were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $181,000 and $124,000 for the three months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019 and 2018, agent commissions resulting from merchant processing of approximately $54,000 were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $546,000 and $352,000 for the nine months ended September 30, 2019 and 2018, respectively.

At September 30, 2019 and December 31, 2018, we had accrued expenses of approximately $120,000 and $388,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

NOTE 11. STOCKHOLDERS’ EQUITY

On October 5, 2017, we effected a one-for-ten reverse stock split of our common stock. Our condensed consolidated financial statements and disclosures reflect these changes in capital structure for all periods presented.

On September 12, 2015 and September 13, 2016, our shareholders approved 100,000,000 increases in our authorized common stock to 300,000,000 and 400,000,000, respectively. On October 2, 2017, our shareholders approved a 300,000,000 decrease in our authorized common stock to 100,000,000.

The following table represents the change in our stockholders' equity for the three and nine months ended September 30, 2019 and 2018:

	Three and Nine Months Ended September 30, 2018
	Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Subscription	Loss	interest	Deficit	Equity
Balance December 31, 2017	3,853,100	$385.31	$183,119,222	$(50,585)	$(2,530,238)	$(39,186)	$(167,356,070)	$13,143,528
Share based compensation	2,733	0.74	82,010	-	-	-	-	82,011
Shares issued for consulting services	-	-	-	50,585	-	-	-	50,585
Net income (loss)	-	-	-	-	-	27,553	(1,610,847)	(1,583,294)
Comprehensive income - foreign currency translation	-	-	-	-	39,315	-	-	39,315
Balance March 31, 2018	3,855,833	$386.05	$183,201,232	$-	$(2,490,923)	$(11,633)	$(168,966,917)	$11,732,145
Share based compensation	2,980	0.30	22,500	-	-	-	-	22,500
Net loss	-	-	-	-	-	(69,481)	(903,731)	(973,212)
Comprehensive income - foreign currency translation	-	-	-	-	29,662	-	-	29,662
Balance June 30, 2018	$3,858,813	$386.35	$183,223,731	$-	$(2,461,261)	$(81,114)	$(169,870,648)	$10,811,095
Net loss	-	-	-	-	-	(25,654)	(910,414)	(936,068)
Comprehensive income - foreign currency translation	-	-	-	-	145,867	-		145,867
Balance September 30, 2018	3,858,813	$386.35	$183,223,731	$-	$(2,315,394)	$(106,768)	$(170,781,062)	$10,020,894

	Three and Nine Months Ended September 30, 2019
	Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Subscription	Loss	interest	Deficit	Equity
Balance December 31, 2018	3,863,019	$386.30	$183,246,232	$-	$(2,232,163)	$(125,737)	$(172,292,252)	$8,596,466
Share based compensation	2,448	0.24	15,006	-	-	-	-	15,006
Net loss	-	-	-	-	-	(13,966)	(1,120,847)	(1,134,813)
Comprehensive loss - foreign currency translation	-	-	-	-	(14,561)	-	-	(14,561)
Balance March 31, 2019	3,865,467	$386.54	$183,261,238	$-	$(2,246,724)	$(139,703)	$(173,413,099)	$7,462,098
Share based compensation	239,047	23.90	2,005,816	-	-	-	-	2,005,840
Net loss	-	-	-	-	-	(40,225)	(1,537,447)	(1,577,672)
Comprehensive loss - foreign currency translation	-	-	-	-	(5,537)	-	-	(5,537)
Balance June 30, 2019	4,104,514	$410.45	185,267,054	-	(2,252,261)	(179,928)	(174,950,546)	7,884,730
Share based compensation	3,284	0.33	15,008	-	-	-	-	15,008
Net loss	-	-	-	-	-	(28,784)	(1,010,627)	(1,039,411)
Comprehensive income - foreign currency translation	-	-	-	-	4,373	-	-	4,373
Balance September 30, 2019	4,107,798	$410.77	$185,282,062	$-	$(2,247,888)	$(208,712)	$(175,961,173)	$6,864,700

Equity Incentive Plan Activity

On December 5, 2013, our shareholders approved the Net Element International, Inc. 2013 Equity Incentive Plan (as amended to date, the “2013 Plan”). Awards under the 2013 Plan may be granted in any one or all of the following forms: (i) incentive stock options meeting the requirements of Section 422 of the Internal Revenue Code of 1986, as amended; (ii) non-qualified stock options (unless otherwise indicated, references to “Options” include both Incentive Stock Options and Non-Qualified Stock Options); (iii) stock appreciation rights, which may be awarded either in tandem with Options or on a stand-alone basis; (iv) shares of common stock that are restricted; (v) units representing shares of common stock; (vi) units that do not represent shares of common stock but which may be paid in the form of common stock; and (vii) shares of common stock that are not subject to any conditions to vesting.

On November 27, 2018, our shareholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock available for issuance by 178,900 shares resulting in the aggregate of 773,000 shares authorized for issuance under the 2013 Plan.

On October 23, 2019, our shareholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock available for issuance by 177,000 shares resulting in the aggregate of 950,000 shares authorized for issuance under the 2013 Plan.

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at September 30, 2019 and December 31, 2018 was 78,719 and 323,498, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Shares and Stock Options

During the three months ended September 30, 2019 and 2018, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $15,000 and $22,500, respectively.

During the nine months ended September 30, 2019 and 2018, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $30,000 and $45,000, respectively.

During the nine months ended September 30, 2019 our Board of Directors approved and authorized the issuance of 80,000 incentive stock options which were allocated to certain named executives pursuant to the 2013 Plan and we recorded compensation expense of approximately $503,000. At September 30, 2019 and December 31, 2018 we had 154,004 and 74,004, respectively, in incentive stock options outstanding with a weighted average exercise price of $9.16 and a weighted average remaining contract term of 8.57 and 7.77 years, respectively. All of the stock options were anti-dilutive at September 30, 2019 and December 31, 2018.

During the nine months ended September 30, 2019 our Board of Directors approved and authorized the issuance of 22,000 shares of our common stock pursuant to the 2013 Plan to members of our Board of Directors and we recorded compensation expense of approximately $138,000. Also during the nine months September 30, 2019, our Board of Directors approved and authorized the issuance of 214,507 shares of our common stock pursuant to the 2013 Plan which were allocated to certain named executives, certain employees, and certain consultants of the Company and we recorded compensation expense of approximately $1,349,000.

NOTE 12. WARRANTS AND OPTIONS

Options

At September 30, 2019 and December 31, 2018, we had fully vested options outstanding to purchase 314,218 and 234,218, respectively, of shares of common stock at exercise prices ranging from $3.27 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options using the then quoted stock price at the grant date.

Warrants

At September 30, 2019 and December 31, 2018, we had warrants outstanding to purchase 728,583 shares of common stock. At September 30, 2019 the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 3.25 years. At December 31, 2018, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 4.00 years.

Non-Incentive Plan Options

At September 30, 2019 and December 31, 2018, we had 323,498 non-incentive options outstanding with a weighted-average exercise price of $21.84. The non-incentive options have a remaining contract term of 1.17 years at September 30, 2019. These options were out of the money at September 30, 2019 and December 31, 2018 and had no intrinsic value.

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

Key elements of our business strategy include:

●	Continued investment in our core technology and new technology offerings;
●	Allocation of resources and expertise to grow in commerce and payments segments;
●	Grow and control distribution by adding new merchants and partners;
●	Leverage technology and operational advantages throughout our global footprint;
●	Expansion of our cardholder and subscriber customer base;
●	Continue to develop seamless multinational solutions for our clients;
●	Increase monetization while creating value for our clients;
●	Focus on continued improvement and operation excellence; and
●

Pursue potential domestic and international acquisitions of, investments in, and alliances with companies that have high growth potential, significant market presence or key technological capabilities.

As part of our strategy, we entered into a memorandum of understanding during the third quarter of 2018 with Bank Sputnik (“Sputnik”), located in Russia, to launch a technology platform expected to provide a suite of frictionless payment acceptance services for financial institutions and value-added providers. This new payment processing center would integrate Sputnik’s expertise in enabling secure globally inter-operable financial transactions with our expertise in developing frictionless value- added payment acceptance services. In addition, this payment processing center was expected to accelerate the delivery of payment acceptance services in this market, combining banking services and bill payments in a multi-channel environment. This joint venture with Sputnik was subject to approval of the shareholders of Sputnik and the regulators in Russia. Sputnik’s shareholders approved the transaction; however Sputnik, did not obtain regulatory approval, as they declined below the required paid in capital reserves. PayOnline continues to be committed to the payment processing center business plan. Accordingly, PayOnline entered into an agreement with each of MOBI.Money CJSC (“MOBI.Money”), and VTB Bank, both financial institutions, as sponsoring and transaction clearing banks. This new arrangement received regulatory approval in Russia. During the first quarter of 2019, PayOnline has entered into a financial services agreement for transaction clearing services with MOBI.Money and amended its agreement with VTB Bank, allowing for greater scalability and sponsorship of PayOnline to Card Brands. Card Brands have initiated projects for registration of PayOnline as a third-party payment processor. Following successful registration, PayOnline plans to further implement direct integrations with international payment networks (“IPNs”). In order to achieve its business plan, PayOnline has identified several investors for financing a proposed venture. The executive team continues to work diligently to select the most capable financial partner for this venture.

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

North American Transaction Solutions

North American Transaction Solutions is currently our largest segment, where through our subsidiary TOT Payments, LLC, doing business as Unified Payments, we provide businesses of all sizes and types with a wide range of fully-integrated payment acceptance solutions at the point of sale, including Merchant Acquiring, e- commerce, mobile commerce, POS and other business solutions. Our largest service in this segment is Merchant Acquiring, which facilitates the acceptance of cashless transactions at the POS, whether a retail transaction at a physical business location, a mobile commerce transaction through a mobile or tablet device, which includes m- POS acceptance, Android Pay™, Apple Pay™ and Samsung Pay or an electronic commerce transaction over the web. Geographical presence for this segment is North America.

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

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three and nine months ended September 30, 2019 and 2018. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended September 30, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$15,923,805	$895,881	$-	$16,819,686
Cost of revenues	13,414,334	664,907	-	14,079,241
Gross Margin	2,509,471	230,974	-	2,740,445
Gross margin %	16%	26%	-	16%
Selling, general and administrative	687,509	292,269	1,419,008	2,398,786
Non-cash compensation	-	-	15,008	15,008
Provision for bad debt	422,204	1,175	-	423,379
Depreciation and amortization	746,829	9,156	-	755,985
Interest expense	270,041	-	-	270,041
Other expense (income)	28,974	(151,469)	39,152	(83,343)
Net (loss) income for segment	$353,914	$79,843	$(1,473,168)	$(1,039,411)
Goodwill	6,671,750	2,336,002	-	9,007,752
Other segment assets	14,122,542	310,973	-	14,433,515
Total segment assets	$20,794,292	$2,646,975	$-	$23,441,267

Three months ended September 30, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$15,590,832	$1,651,926	$-	$17,242,758
Cost of revenues	13,286,210	1,273,598	-	14,559,808
Gross Margin	2,304,622	378,328	-	2,682,950
Gross margin %	15%	23%	-	16%
Selling, general and administrative	547,396	465,536	1,333,877	2,346,809
Non-cash compensation	-	-	22,500	22,500
Provision for bad debt	619,226	(7,329)	-	611,897
Depreciation and amortization	415,548	47,836	-	463,384
Interest expense (income), net	215,838	(8,290)	8,387	215,935
Other expense (income)	20,717	(11,188)	(51,036)	(41,507)
Net (loss) income for segment	$485,897	$(108,237)	$(1,313,728)	$(936,068)
Goodwill	6,671,750	2,972,002	-	9,643,752
Other segment assets	14,867,359	337,149	-	15,204,508
Total segment assets	$21,539,109	$3,309,152	$-	$24,848,260

Nine months ended September 30, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$46,025,308	$2,328,871	$-	$48,354,179
Cost of revenues	38,627,147	1,613,607	-	40,240,754
Gross Margin	7,398,161	715,264	-	8,113,425
Gross margin %	16%	31%	-	17%
Selling, general and administrative	1,972,596	813,887	4,296,238	7,082,721
Non-cash compensation	48,433	-	1,987,422	2,035,855
Provision for bad debt	913,351	(7,474)	-	905,877
Depreciation and amortization	2,327,487	27,065	-	2,354,552
Interest expense	767,676	-	-	767,676
Other expense (income)	324,913	(1,328,629)	(277,645)	(1,281,361)
Net (loss) income for segment	$1,043,705	$1,210,415	$(6,006,015)	$(3,751,895)
Goodwill	6,671,750	2,336,002	-	9,007,752
Other segment assets	14,122,542	310,973	-	14,433,515
Total segment assets	$20,794,292	$2,646,975	$-	$23,441,267

Nine months ended September 30, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$43,976,578	$5,713,292	$-	$49,689,870
Cost of revenues	37,577,341	4,414,809	-	41,992,150
Gross Margin	6,399,237	1,298,483	-	7,697,720
Gross margin %	15%	23%	-	15%
Selling, general and administrative	1,922,739	1,614,324	3,755,722	7,292,785
Non-cash compensation	-	-	127,011	127,011
Provision for bad debt	1,620,265	(9,197)	-	1,611,068
Depreciation and amortization	1,282,858	546,589	-	1,829,447
Interest expense (income), net	694,814	(25,099)	25,195	694,910
Other (income) expense	(647,040)	16,584	265,526	(364,930)
Net (loss) income for segment	$1,525,601	$(844,718)	$(4,173,454)	$(3,492,571)
Goodwill	6,671,750	2,972,002	-	9,643,752
Other segment assets	14,867,359	337,149	-	15,204,508
Total segment assets	$21,539,109	$3,309,152	$-	$24,848,260

Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

We reported a net loss attributable to common stockholders of approximately $1 million or $0.24 per share loss for the three months ended September 30, 2019 as compared to a net loss of approximately $900,000 or $0.23 per share loss for the three months ended September 30, 2018. The increase in net loss attributable to stockholders of approximately $100,000 was primarily due to a decrease in service fees of approximately $423,000, a corresponding increase of approximately $362,000 in the amortization of client acquisition costs, and the reversal of an over accrued liability of approximately $153,000 reflected as other income.

The following tables set forth our sources of revenues, cost of revenues and the respective gross margins for the three months ended September 30, 2019 and 2018.

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	September 30, 2019	Mix	September 30, 2018	Mix	(Decrease)
North American Transaction Solutions	$15,923,805	94.7%	$15,590,832	90.4%	$332,973
International Transaction Solutions	895,881	5.3%	1,651,926	9.6%	(756,045)
Total	$16,819,686	100.0%	$17,242,758	100.0%	$(423,072)

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	September 30, 2019	revenues	September 30, 2018	revenues	(Decrease)
North American Transaction Solutions	$13,414,334	84.2%	$13,286,210	85.2%	$128,124
International Transaction Solutions	664,907	74.2%	1,273,598	77.1%	(608,691)
Total	$14,079,241	83.7%	$14,559,808	84.4%	$(480,567)

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	September 30, 2019	revenues	September 30, 2018	revenues	(Decrease)
North American Transaction Solutions	$2,509,471	15.8%	$2,304,622	14.8%	$204,849
International Transaction Solutions	230,974	25.8%	378,328	22.9%	(147,354)
Total	$2,740,445	16.3%	$2,682,950	15.6%	$57,495

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $16.8 million and approximately $17.2 million for the three months ended September 30, 2019 and 2018, respectively. The decrease in net revenues was primarily related to our International Transaction Solutions segment which experienced competition, certain economic challenges, and the loss of a major customer. In addition, growth in our North American Transaction Solutions segment was partially offset the wind-down of certain merchant categories due to the industry-wide changes for enhanced card association and sponsoring compliance.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the three months ended September 30, 2019 were approximately $14.1 million as compared to approximately $14.6 million for the three months ended September 30, 2018.

The gross margin for the three months ended September 30, 2019 was approximately $2.7 million, or 16.3% of net revenues, as compared to approximately $2.7 million, or 15.6% of net revenues, for the three months ended September 30, 2018. The primary reason for the increase in the overall gross margin percentage was the result of North American Transaction Solutions fees associated with processing of transactions utilizing our self-designated BIN/ICA due to an increase in the dollar volume processed as compared to the prior comparable quarter.

Operating Expenses Analysis:

Operating expenses were approximately $3.6 million for the three months ended September 30, 2019, as compared to $3.4 million for three months ended September 30, 2018. Operating expenses for the three months ended September 30, 2019 primarily consisted of selling, general and administrative expenses of approximately $2.4 million, bad debt expense of approximately $400,000 and depreciation and amortization expense of approximately $800,000. Operating expenses for the three months ended September 30, 2018 primarily consisted of selling, general and administrative expenses of approximately $2.3 million, bad debt expense of approximately $600,000, and depreciation and amortization expense of approximately $500,000.

The components of our selling, general and administrative expenses are reflected in the tables below.

Selling, general and administrative expenses for the three months ended September 30, 2019 and 2018 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Three months ended September 30, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$304,391	$124,921	$729,426	$1,158,738
Professional fees	125,713	58,478	486,984	671,175
Rent	-	23,048	51,795	74,843
Business development	75,414	540	18,707	94,661
Travel expense	36,337	10,553	18,466	65,356
Filing fees	-	-	37,213	37,213
Transaction gains	-	7,169	-	7,169
Office expenses	91,051	4,460	12,093	107,604
Communications expenses	39,530	61,428	17,710	118,668
Insurance expense	-	-	42,418	42,418
Other expenses	15,073	1,672	4,196	20,941
Total	$687,509	$292,269	$1,419,008	$2,398,786

Three months ended September 30, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$369,734	$286,377	$622,844	$1,278,955
Professional fees	29,626	79,853	487,623	597,102
Rent	-	22,935	51,222	74,157
Business development	29,949	1,063	3,619	34,631
Travel expense	28,736	2,338	32,863	63,937
Filing fees	-	-	5,608	5,608
Transaction losses	-	18,021	-	18,021
Office expenses	54,924	7,035	10,510	72,469
Communications expenses	33,073	42,966	33,227	109,266
Insurance expense	-	-	38,587	38,587
Other (income) expenses	1,354	4,948	47,774	54,076
Total	$547,396	$465,536	$1,333,877	$2,346,809

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(65,343)	$(161,456)	$106,582	$(120,217)
Professional fees	96,087	(21,375)	(639)	74,073
Rent	-	113	573	686
Business development	45,465	(523)	15,088	60,030
Travel expense	7,601	8,215	(14,397)	1,419
Filing fees	-	-	31,605	31,605
Transaction gains	-	(10,852)	-	(10,852)
Office expenses	36,127	(2,575)	1,583	35,135
Communications expenses	6,457	18,462	(15,517)	9,402
Insurance expense	-	-	3,831	3,831
Other (income) expenses	13,719	(3,276)	(43,578)	(33,135)
Total	$140,113	$(173,267)	$85,131	$51,977

Salaries, benefits, taxes and contractor payments remained relatively steady on a consolidated basis for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. This was primarily due to the Company’s continued monitoring of operations and labor costs necessary to maintain or increase revenues, the boarding of quality merchants, and the reduction of the labor force in our International Transaction Solutions segment.

Segment	Salaries and benefits for the three months ended September 30, 2019	Salaries and benefits for the three months ended September 30, 2018	Increase / (Decrease)
North American Transaction Solutions	$304,391	$369,734	$(65,343)
International Transaction Solutions	124,921	286,377	(161,456)
Corporate Expenses & Eliminations	729,426	622,844	106,582
Total	$1,158,738	$1,278,955	$(120,217)

Professional fees were approximately $671,000 and $597,000 for the three months ended September 30, 2019 and 2018, respectively. The professional fees primarily relate to a consultant that was retained to assist with operations and contracts, and legal fees associated with ongoing litigation. Refer to the financial statements Note 9 under litigation, claims and assessments for a description of the matters in process.

Three months ended September 30, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$554	$1,681	$173,115	$175,350
SEC Compliance Legal Fees	-	-	43,393	43,393
Accounting and Auditing	-	-	98,051	98,051
Tax Compliance and Planning	-	-	13,800	13,800
Consulting	125,159	56,797	158,625	340,581
Total	$125,713	$58,478	$486,984	$671,175

Three months ended September 30, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$1,217	$9,035	$36,462	$46,714
SEC Compliance Legal Fees	-	-	112,469	112,469
Accounting and Auditing	-	(306)	97,500	97,194
Tax Compliance and Planning	-	-	17,500	17,500
Consulting	28,409	71,124	223,692	323,225
Total	$29,626	$79,853	$487,623	$597,102

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(663)	$(7,354)	$136,653	$128,636
SEC Compliance Legal Fees	-	-	(69,076)	(69,076)
Accounting and Auditing	-	306	551	857
Tax Compliance and Planning	-	-	(3,700)	(3,700)
Consulting	96,750	(14,327)	(65,067)	17,356
Total	$96,087	$(21,375)	$(639)	$74,073

All other operating expenses were relatively in line with the previous comparable quarter.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash compensation expense was approximately $15,000 for the three months ended September 30, 2019 as compared to $22,500 for the three months ended September 30, 2018.

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $423,000 for the three months ended September 30, 2019, compared to bad debt expense, representing uncollected fees of approximately $612,000 for the three months ended September 30, 2018. The decrease of approximately $189,000 from the previous comparable period was primarily the result of the required closure of certain high-risk merchants from a third-party platform to our own designated BIN during the prior period. For the three months ended September 30, 2019, total gross ACH rejects were approximately $663,000 of which $241,000 were subsequently collected. We were able to pass through to ISOs via a reduction in commissions, $87,000 from the total gross ACH rejects.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs. Depreciation and amortization expense was approximately $756,000 for the three months ended September 30, 2019 as compared to approximately $463,000 for the three months ended September 30, 2018. The increase is primarily attributable to the residual buyout arrangements acquired during 2018 and the increase in client acquisition costs.

Interest Expense:

Interest expense for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is as follows;

Funding Source	Three months ended September 30, 2019	Three months ended September 30, 2018	Increase / (Decrease)
RBL Notes	$262,289	$160,823	$101,466
PPS Note	-	35,615	(35,615)
Other	7,751	19,497	(11,746)
Total	$270,041	$215,935	$54,106

Total interest expense remained steady and relatively in line with the previous comparable quarter.

Other Income (Expense):

Other income was approximately $83,000 for the three months ended September 30, 2019 as compared to other income of approximately $42,000 for the three months ended September 30, 2018. Other income during the three months ended September 30, 2019 primarily encompassed the reversal of an over accrued liability of $153,000.

Results of Operations for the Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

We reported a net loss attributable to common stockholders of approximately $3.7 million or $0.91 per share loss for the nine months ended September 30, 2019 as compared to a net loss of approximately $3.4 million or $0.88 per share loss for the nine months ended September 30, 2018. The increase in net loss attributable to stockholders was primarily due to a decrease in service fees and the issuance of non-cash compensation (shares and options) valued, at the date of grant, at approximately $2 million during the nine months ended September 30, 2019 which was partially offset by decreases of approximately $1.9 million in cost of service fees and approximately $906,000 in bad debt expenses, the reversal of approximately $1.1 million in accrued expenses relating to merchant reserves recorded in a previous year deemed not to be an obligation during the nine months ended September 30, 2019 reflected as other income, and the reversal of an over accrued liability of approximately $153,000 reflected as other income.

The following tables set forth our sources of revenues, cost of revenues and the respective gross margins for the nine months ended September 30, 2019 and 2018.

	Nine		Nine
	Months Ended		Months Ended		Increase /
Source of Revenues	September 30, 2019	Mix	September 30, 2018	Mix	(Decrease)
North American Transaction Solutions	$46,025,308	95.2%	$43,976,578	88.5%	$2,048,730
International Transaction Solutions	2,328,871	4.8%	5,713,292	11.5%	(3,384,421)
Total	$48,354,179	100.0%	$49,689,870	100.0%	$(1,335,691)

	Nine		Nine
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	September 30, 2019	revenues	September 30, 2018	revenues	(Decrease)
North American Transaction Solutions	$38,627,147	83.9%	$37,577,341	85.4%	$1,049,806
International Transaction Solutions	1,613,607	69.3%	4,414,809	77.3%	(2,801,202)
Total	$40,240,754	83.2%	$41,992,150	84.5%	$(1,751,396)

	Nine		Nine
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	September 30, 2019	revenues	September 30, 2018	revenues	(Decrease)
North American Transaction Solutions	$7,398,161	16.1%	$6,399,237	14.6%	$998,924
International Transaction Solutions	715,264	30.7%	1,298,483	22.7%	(583,219)
Total	$8,113,425	16.8%	$7,697,720	15.5%	$415,705

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $48.4 million for the nine months ended September 30, 2019 as compared to approximately $49.7 million for the nine months ended September 30, 2018. The decrease in net revenues was primarily related to our International Transaction Solutions segment which experienced competition, certain economic challenges, and the loss of a major customer. In addition, growth in our North American Transaction Solutions segment was offset by the wind-down of certain merchant categories due to the industry-wide changes for enhanced card association and sponsoring compliance.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the nine months ended September 30, 2019 were approximately $40.2 million as compared to approximately $42 million for the nine months ended September 30, 2018. The decrease in cost of revenues of approximately $1.8 million was primarily driven by the reorganization of assignments from our International Transaction Solutions segment due to economic challenges facing this segment.

The gross margin for the nine months ended September 30, 2019 was approximately $8.1 million, or 16.8% of net revenues, as compared to approximately $7.7 million, or 15.5% of net revenues, for the nine months ended September 30, 2018. The primary reason for the increase in the gross margin percentage was the result of North American Transaction Solutions processing of transactions utilizing our self-designated BIN/ICA, recurring profitable cash flows from the portfolios acquired in the prior year, and further acceptance of value-added services by the merchants.

Operating Expenses Analysis:

Operating expenses were approximately $12.4 million for the nine months ended September 30, 2019, as compared to $10.9 million for nine months ended September 30, 2018. Operating expenses for the nine months ended September 30, 2019 primarily consisted of selling, general and administrative expenses of approximately $7.1 million, non-cash compensation of approximately $2.0 million, bad debt expense of approximately $900,000 and depreciation and amortization expense of approximately $2.4 million. Operating expenses for the nine months ended September 30, 2018 primarily consisted of selling, general and administrative expenses of approximately $7.3 million, bad debt expense of approximately $1.6 million, and depreciation and amortization expense of approximately $1.8 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the nine months ended September 30, 2019 and 2018 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Nine months ended September 30, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$926,868	$400,943	$2,294,391	$3,622,202
Professional fees	400,058	186,440	1,334,367	1,920,865
Rent	-	57,144	157,086	214,230
Business development	168,582	1,655	28,821	199,058
Travel expense	95,984	24,038	83,833	203,855
Filing fees	-	-	78,125	78,125
Transaction gains	-	(36,923)	-	(36,923)
Office expenses	249,232	14,485	38,406	302,123
Communications expenses	119,233	158,495	59,584	337,312
Insurance expense	-	-	112,932	112,932
Other expenses	12,639	7,610	108,693	128,942
Total	$1,972,596	$813,887	$4,296,238	$7,082,721

Nine months ended September 30, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,124,816	$1,020,871	$1,758,663	$3,904,350
Professional fees	238,761	269,818	1,264,403	1,772,982
Rent	-	72,799	152,456	225,255
Business development	116,140	3,040	5,056	124,236
Travel expense	118,822	9,141	104,228	232,191
Filing fees	-	-	29,552	29,552
Transaction losses	-	70,938	-	70,938
Office expenses	241,164	26,225	32,758	300,147
Communications expenses	81,532	127,417	80,219	289,168
Insurance expense	-	-	102,396	102,396
Other expenses	1,504	14,075	225,991	241,570
Total	$1,922,739	$1,614,324	$3,755,722	$7,292,785

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(197,948)	$(619,928)	$535,728	$(282,148)
Professional fees	161,297	(83,378)	69,964	147,883
Rent	-	(15,655)	4,630	(11,025)
Business development	52,442	(1,385)	23,765	74,822
Travel expense	(22,838)	14,897	(20,395)	(28,336)
Filing fees	-	-	48,573	48,573
Transaction gains	-	(107,861)	-	(107,861)
Office expenses	8,068	(11,740)	5,648	1,976
Communications expenses	37,701	31,078	(20,635)	48,144
Insurance expense	-	-	10,536	10,536
Other income	11,135	(6,465)	(117,298)	(112,628)
Total	$49,857	$(800,437)	$540,516	$(210,064)

Salaries, benefits, taxes and contractor payments remained relatively steady on a consolidated basis for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. This was primarily due to the Company’s continued monitoring of operations and labor costs necessary to maintain or increase revenues, including a reduction of the labor force in our International Transaction Solutions segment, which was partially offset by an increase in corporate expenses.

Segment	Salaries and benefits for the nine months ended September 30, 2019	Salaries and benefits for the nine months ended September 30, 2018	Increase / (Decrease)
North American Transaction Solutions	$926,868	$1,124,816	$(197,948)
International Transaction Solutions	400,943	1,020,871	(619,928)
Corporate Expenses & Eliminations	2,294,391	1,758,663	535,728
Total	$3,622,202	$3,904,350	$(282,148)

Professional fees were approximately $1.9 million and $1.8 million for the nine months ended September 30, 2019 and 2018, respectively. We expect that professional fees will be decreasing in the near future as litigation matters are resolved and certain consultants fees are mitigated.

Nine months ended September 30, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$21,670	$23,315	$390,925	$435,910
SEC Compliance Legal Fees	-	-	136,484	136,484
Accounting and Auditing	-	-	293,051	293,051
Tax Compliance and Planning	-	-	19,800	19,800
Consulting	378,388	163,125	494,107	1,035,620
Total	$400,058	$186,440	$1,334,367	$1,920,865

Nine months ended September 30, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$9,890	$31,115	$177,503	$218,508
SEC Compliance Legal Fees	-	-	269,168	269,168
Accounting and Auditing	-	7,815	292,500	300,315
Tax Compliance and Planning	-	-	25,500	25,500
Consulting	228,871	230,888	499,732	959,491
Total	$238,761	$269,818	$1,264,403	$1,772,982

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$11,780	$(7,800)	$213,422	$217,402
SEC Compliance Legal Fees	-	-	(132,684)	(132,684)
Accounting and Auditing	-	(7,815)	551	(7,264)
Tax Compliance and Planning	-	-	(5,700)	(5,700)
Consulting	149,517	(67,763)	(5,625)	76,129
Total	$161,297	$(83,378)	$69,964	$147,883

All other operating expenses were relatively in line with the previous comparable quarter, with the exception of a reduction in other expenses of approximately $113,000 which was offset by an increase in business development expenses approximating $75,000.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash compensation expense was approximately $2.0 million for the nine months ended September 30, 2019 as compared to approximately $127,000 for the nine months ended September 30, 2018. The increase in expense was associated with the non-cash compensation of shares and stock options issued to named executives, certain employees, and certain consultants in connection with equity incentive awards approved by the Board of Directors.

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $900,000 for the nine months ended September 30, 2019, compared to approximately $1.6 million for the nine months ended September 30, 2018. The decrease of approximately $700,000 from the previous comparable period was primarily the result of the required closure of certain high-risk merchants from a third-party platform to our own designated BIN in the prior period. This resulted in a write-off of accounts deemed uncollectible approximating $365,000. For the nine months ended September 30, 2019, total gross ACH rejects were approximately $1.6 million of which $665,000 were subsequently collected. We were able to pass through to ISOs,via a reduction in commissions, $253,000 from the total gross ACH rejects.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs. Depreciation and amortization expense was approximately $2.4 million for the nine months ended September 30, 2019 as compared to approximately $1.8 million for the nine months ended September 30, 2018. The increase is primarily attributable to the amortization of the residual buyout arrangements acquired during 2018 and an increase in client acquisition costs associated with new merchants boarded.

Interest Expense:

Interest expense for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 is as follows;

Funding Source	Nine months ended September 30, 2019	Nine months ended September 30, 2018	Increase / (Decrease)
MBF Notes	$-	$10,359	$(10,359)
RBL Notes	730,992	483,477	247,515
PPS Note	-	149,482	(149,482)
Other	36,683	51,592	(14,909)
Total	$767,676	$694,910	$72,766

Total interest expense remained steady primarily due to the payoffs to the Priority Payments note in the normal course of business, and the refinancing of the RBL notes.

Other Income:

Other income increased from approximately $365,000 for the nine months ended September 30, 2018 to approximately $1.3 million for the nine months ended September 30, 2019, which was primarily due to recognizing other income of approximately $1.1 million relating to merchant reserves recorded in a previous year deemed not to be an obligation during the nine months ended September 30, 2019. Refer to Note 6 in the condensed consolidated unaudited financial statements contained in this Report for additional information.

Liquidity and Capital Resources

Total assets at September 30, 2019 were approximately $23.4 million compared to approximately $25.8 million at December 31, 2018. The primary reasons for the net decrease in total assets was the result of cash utilized to fund operations and pay down notes payable, a decrease in accounts receivable, and an impairment charge to goodwill, which was partially offset by our recording of the right-of-use asset for our North American Transactions Solution's segment's U.S. headquarters operating facility as a result of our adoption of the new lease accounting standard.

At September 30, 2019, we had total current assets of approximately $7.4 million and approximately $9.7 million at December 31, 2018. The primary reasons for the decrease in current assets was the utilization of cash on hand to fund operations in the normal course of business and a decrease in accounts receivable.

We currently believe that we will require approximately $3.6 million to finance continuing operations over the next 12 months in the normal course of our current operations.

To fund our operating cash needs, we may need to borrow additional capital from our current credit facilities or additional sales of equity securities. The Company continues to investigate the capital markets for sources of funding, which could take the form of additional debt, the restructuring of our current debt, or additional equity financing. Historically, the Company has been successful in restructuring its current debt facilities with commercially acceptable terms that ensures the continued operation of its business for the foreseeable future. As of September 30, 2019, we have approximately $9.3 million in available credit facilities.

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

The net loss attributable to Net Element, Inc. stockholders was approximately $1 million for the three months ended September 30, 2019 compared to approximately $900,000 for the three months ended September 30, 2018.

The net loss attributable to Net Element, Inc. stockholders was approximately $3.7 million for the nine months ended September 30, 2019 compared to approximately $3.4 million for the nine months ended September 30, 2018.

Operating activities used approximately $1.4 million of cash for the nine months ended September 30, 2019 as compared to approximately $3.3 million of cash used for the nine months ended September 30, 2018. Negative operating cash flow for the nine months ended September 30, 2019 was primarily due to cash used in the normal course of business. Negative operating cash flow for the nine months ended September 30, 2018 was primarily due to approximately $2.1 million used to reduce accounts payable and accrued expenses.

Investing activities used approximately $2.1 million in cash for the nine months ended September 30, 2019 as compared to approximately $4 million used in investing activities for the nine months ended September 30, 2018. The decrease in cash used in investing activities was primarily due to no portfolio purchases which was offset by the recording of an operating lease right-of-use liability during the comparable period.

Financing activities provided approximately $2.4 million in cash for the nine months ended September 30, 2019 as compared to approximately $1.5 million of cash used in financing activities for the nine months ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily the result of the recording of an operating lease right-of-use asset and proceeds from a note with RBL Capital Group, LLC. Cash used in financing activities for the nine months ending September 30, 2018 was primarily due to the repayment of indebtedness.

Off-balance sheet arrangements

At September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not deemed effective due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f ) and Rule 15d-15(f ) under the Exchange Act), as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2018, under the heading “Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control

As of September 30, 2019, the material weaknesses disclosed in our Form 10-K for the year ended December 31, 2018 have not yet been fully remediated; however, significant progress were made during 2018 and 2019 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting have included retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members.

Remediation activities for our material weaknesses include:

●

Risk Assessment. We are continuing the process of designing and implementing an improved enterprise wide risk management process that follows the COSO 2013 framework and one aspect of this process will focus on identifying and mitigating risks to our business that could have an impact on our internal control over financial reporting. Our process includes periodic updates of the enterprise risk universe through the consideration of current and historical risks, periodic input from executive management, and our domestic and international segment local management. Each time a new risk is identified, we will evaluate if any additional controls are required to mitigate risks to our internal control over financial reporting. During the three months ended September 30, 2019, management sent a consultant to Russia in an effort to fully understand, implement, train, and eventually test the internal controls relating to our International Transaction Solution's segment’s internal control over financial reporting. The local management team in our International Transaction Solution's segment is currently in the process of documenting processes, controls, and recommendations provided under the guidance and assistance of the Company's consultant.

We expect to remediate the material weaknesses noted above, and allocate appropriate resources to department heads in the course of the next nine months.

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

10.1	Amendment to 2013 Equity Incentive Plan approved on October 23, 2019 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 4, 2019)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

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

Net Element, Inc.

Dated: November 14, 2019	By:	/s/ Oleg Firer
Name: Oleg Firer
Title: Chief Executive Officer (Principal Executive Officer)

Net Element, Inc.

Dated: November 14, 2019	By:	/s/ Jeffrey Ginsberg
Name: Jeffrey Ginsberg
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)