Form 10-K
period 2019-12-31
Net Element, Inc.
filed 2020-03-30
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of June 28, 2019 was approximately $15,895,820.

The registrant had 4,135,834 shares of common stock outstanding as of March 30, 2020.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:

•	our ability (or inability) to continue as a going concern;
•	the outbreak of a health epidemic or pandemic, including the novel COVID-19 coronavirus
•	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;
•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
•	our and our bank sponsors’ ability to adhere to the standards of Visa and MasterCard payment card brand;
•	our reliance on third-party processors and service providers;
•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
•	our ability to retain clients, many of which are small- and medium-sized businesses ("SMBs"), which can be difficult and costly to retain;
•	our ability to pass along increases in interchange costs and other costs to our merchants;
•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
•	the effect of the loss of key personnel on our relationships with ISGs, card brands, bank sponsors and our other service providers;
•	the effects of increased competition, which could adversely impact our financial performance;
•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
•	the effect of adverse business conditions on our merchants;
•	our ability to adopt technology to meet changing industry and customer needs or trends;
•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
•	the impact of seasonality on our operating results;
•	the impact of any failure in our systems due to factors beyond our control;
•	the impact of any material breaches in the security of third-party processing systems we use;
•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;
•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
•	significant losses we have incurred and may continue to experience in the future;
•	foreign laws and regulations, which are subject to change and uncertain interpretation;
•

geopolitical instability, including the recent outbreak and continuing spread of the novel coronavirus COVID-19 ("COVID-19") pandemic, and other conditions that may adversely affect trends in consumer, business and government spending;

•	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
•	ineffective risk management policies and procedures
•	our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks
•	the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K

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

Company Overview

Net Element is a global technology and value-added solutions group that supports electronic payments acceptance in a multi-channel environment including point-of-sale (POS), e-commerce and mobile devices. The Company operates two business segments as a provider of North American Transaction Solutions and International Transaction Solutions.

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
●

Netevia – our internally developed future-ready multi-channel payments and merchant management platform. Connecting and simplifying payments across sales channels through a single integration point, Netevia delivers end-to-end payment processing through easy-to-use APIs. The Netevia platform is the core of the Company’s technology stack and includes multiple value-added modules that streamline payment processes and create additional revenue streams for our clients.

Recent Developments

The outbreak and continuing spread of  the COVID-19 pandemic is affecting businesses across the globe, in particular the service industry, which includes restaurants, a significant part of our business. Over the last three weeks, we have taken initiatives to help minimize the risks to our business and protect our shareholders.  Our management team’s experience during the 2008 financial crisis is proving to be very valuable in dealing with the current crisis.  Our entire staff is fully committed and working diligently to support our merchants through these difficult times. Most of our merchants have contactless payment acceptance capabilities through their POS solutions, as well as, e-commerce and mobile contactless payment acceptance capabilities to eliminate the need for physical payments to help reduce the spread of the virus. The following initiatives, including an extensive business continuity plan, have been implemented:

              Risk Management:

●

 Enhanced risk controls and safeguards have been put in place for merchants that sell products with an extended delivery time frame, products paid in advance, catering, ticketing, transportation and travel related merchants

●	Onboarding of new merchants in the above categories has been put on hold until further notice
●	For those employees that will be working from home, we have implemented a “remote work” policy and provided employees with the technology necessary to do so
●	For those employees that require office attendance, we are taking significant steps to ensure seamless service delivery while safeguarding employees health

              Contactless Payments:

●

 Most of our merchants have contactless payment acceptance capabilities through their POS devices from equipment manufacturers such as PAX, Poynt and Verifone which are fully integrated into Netevia and Aptito platforms

●	We launched an initiative to deploy contactless payment acceptance equipment to merchants that don’t currently have it
●	Mobile contactless payment acceptance is available through our Unified mPOS App which can be downloaded from Apple’s App Store and Google’s Google Play Apps
●	Online ecommerce payments through shopping carts allow our merchants to sell their products and services to customers that prefer to shop from the convenience of their homes

Moving forward, we will continue proactively managing the situation and providing support for our merchants.  We continue our mission to build value for our shareholders as we work through this crisis.

During 2019 and through the filing of this Report, we continued monetizing on the accomplishments that we achieved during 2018, in pursuit of our strategy of enhancing financial results, creating a strong operational foundation and competitive advantage, and to address the COVID-19 epidemic. We believe the following transactions and actions have focused and strengthened our company and will improve our capital structure and future cash flow.

Product Launches in 2019

●	Launched Netevia Mastercard®, an exclusively-tailored business card for Unified Payments merchants.
●	Launched Netevia Rewards, a card-linked loyalty rewards program
●	Launched merchant acquiring enablement services for small and regional banks in the US
●	Launched the Aptito global kiosk, a multi-restaurant self-ordering kiosk solution for the online food delivery industry

Outlook

Our strategy is to ensure that our business remains successful in a rapidly changing market under the current circumstances, creating sustainable value for all our stakeholders, including our clients, distribution partners and shareholders. We aim to achieve superior results for our clients by having a deep understanding of their payment acceptance needs, extensive market reach, strong product development and technology enablement.

Planned for 2020:

We will continue to focus on understanding our clients and addressing their payment acceptance needs in core market segments, in spite of the current epidemic crisis.

●	Continue managed growth in all key segments and expand our network of referral partners
●	Drive and improve client retention
●	Expand our client base in selected markets
●	Enable our clients with contactless payment acceptance technologies
●	Deliver value-added products to our clients to increase efficiencies and payment acceptance
●	Launch new tools to reach our clients, such as digital channels, and deepening partner relations

The global payments industry continued to deliver growth during 2019, with underlying transaction volumes demonstrating even greater strength. We believe that new and disruptive technologies will provide us the opportunity to differentiate ourselves from our competition, continue developing and delivering innovative payment solutions in 2020.

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
●

Continue the further development of disruptive emerging technologies such as blockchain technologies, contactless payment technologies, payments enablement for Internet of Things (“IoT”), biometrics payment acceptance and artificial intelligence

●	Continue research and investments in future emerging payment technologies

Realize the full potential of our business model.

●	Assess the current operations in light of current pandemic and the closure of businesses until the economy gears up and businesses achieve normal operations
●	Develop additional payment network relationships to integrate with our technologies
●	Diversify our client base to include relationships in the online sales and home delivery segments

We continue to believe that disruptive technologies such as blockchain, IoT, biometrics payments, contactless payment technologies, and artificial intelligence will play key roles in future commerce. These technologies will encourage innovation through development of value-added services and cater to both merchants and their customers.

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

With our existing infrastructure and supplier relationships, we believe that we can accommodate revenue growth, after adjusting for the effects of the current pandemic. We believe that our available capacity and infrastructure will allow us to take advantage of operational efficiencies and increased margin as we grow our processing volume and expand to other geographical territories.

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

●  Integrated online and mobile billing solutions

●  Complete cross-border toolkit for online business

●  Integrated GDS transaction processing

●  Mobile content monetization and management

●  Security / risk management

●  Marketing / loyalty

Segment Revenue:	$61.8 million for 2019, up 4.5% from 2018	$3.2 million for 2019, down 51.5% from 2018
Dollars Volume Processed:	$3.2 billion for 2019, up 10.3% from 2018	$425 million for 2019, down 2.1% from 2018

We operate two reportable business operating segments: (i) North American Transaction Solutions and (ii) International Transaction Solutions. Our segments are designed to establish lines of businesses that support our client base and further globalize our solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. The principal revenue stream for all segments came from service and transaction related fees during 2019 and 2018.

Revenues from each of our operating segments as a percentage of total revenues are displayed in the below table.

	Year ended December 31,
	2019	2018
Total revenues generated:
North American Transaction Solutions	95%	90%
International Transaction Solutions	5%	10%

No country outside the U.S. represents greater than 10% of our total revenues.

Comparative segment revenues and related financial information pertaining to our segments for the years ended December 31, 2019 and 2018 are presented in the tables in Note 16, Segment Information, to our consolidated financial statements (the “Consolidated Financial Statements”), which are included elsewhere in this Report.

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

North American Transaction Solutions Marketing. We employ a variety of go-to-market strategies in our North American Transaction Solutions segment. We mostly partner with indirect non-bank Sales Partners, such as independent sales agents, independent sales groups and referral partners that use our brand to market services (“ISG”), independent sales groups that we sponsor to Card Brands as registered Independent Sales Organizations (“ISO”) and which market services under their own brands, independent software vendors (“ISV”), value added resellers (“VAR”), and payment services providers (“PSP”) to sell our payment solutions to Small Business Merchants ("SMB"). We believe that this sales approach provides us with access to an experienced sales force to market our services with limited investment in sales infrastructure and management time. We believe our focus on the unique needs of SMB allows us to develop compelling offerings for our sales channels to bring to prospective merchants and provides us with a competitive advantage in our target market.

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

Sales & Marketing Compensation – As compensation for their referral of merchant accounts, we pay our Sales Partners an agreed-upon recurring commission, or percentage of the income we derive from the transactions we process from the merchants they refer to us. The amount of the recurring commissions we pay to our Sales Partners varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each group refers to us. We provide additional incentives to our Sales Partners, including, from time to time, advances and merchant acquisition bonuses that are secured by income earned from the referred merchant and repayable from future compensation that may be earned by the groups in respect to the merchants they have referred to us. For the year ended December 31, 2019 and 2018, we had provided merchant acquisition incentives to Sales Partners in an aggregate amount of approximately $1.8 million and $1.6 million, respectively. Our organic growth plan calls for future incentives to be funded to our Sales Partners for referred merchants.

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

North American Transaction Solutions Industry Mix and Geography. In the United States, we have developed significant expertise in industries that we believe present relatively low risks as the customers are generally present and the products or services are generally delivered at the time the transaction is processed.These include:

●	Restaurants
●	Schools and educational services
●	Brick and mortar retailers
●	Convenience and liquor stores
●	Professional service providers
●	Hotel and lodging establishments

Merchants we served in the North American Transaction Solutions segment during 2019 processed an average of $17,900 per month in cashless transactions with an average transaction value of approximately $50 per transaction. Larger payment processors have traditionally underserved these merchants. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with tailored solutions and on-going services that larger merchants typically receive from larger payment processing providers.

Our total North American Transaction Solutions processing volume for the year ended December 31, 2019 was approximately $3.2 billion, a 10.3% increase over processing during the year ended December 31, 2018.

Our card-present processing volume for the year ended December 31, 2019 represented 78% of the total North American Transaction Solution volume, and card-not-present processing volume represented 22%.

As of December 31, 2019, approximately 47.9% of our SMB merchants were restaurants, 13.1% were general merchandise, 11.5% were professional services, 9.3% were food store, 7.4% were automotive, and 7.3% were health and beauty services . The high concentration in restaurants reflects the efforts of our sales team actively targeting our Aptito POS product line.

The following table reflects the percentage concentration of our merchant base by category:

	2019	2018
Restaurants	47.9%	43.2%
Health / Beauty	7.3%	17.0%
General Merchandise	13.1%	11.2%
Professional Services	11.5%	10.0%
Automotive	7.4%	6.6%
Food Stores	9.3%	6.8%
Educational Services	2.7%	2.4%
Hotels / Motels	0.4%	1.8%
Other	0.4%	1.0%

In December 2019, SMB merchants located in the following states represented the following percentage of our SMB card processing volume: New York represented 26.6%, Florida represented 11.9% California represented 9.4%, New Jersey represented 6.1% and Texas represented 5.8%. No other state represented more than 5% of our total SMB card processing volume. Our geographic concentration tends to reflect states where we maintain a stronger sales force.

Please refer to Item 1A.  Risk Factors, with respect to "Health concerns arising from the outbreak of a health epidemic or pandemic, including the coronavirus, may have an adverse effect on our business".

North American Transaction Solutions Risk Management. In the United States, we focus our sales efforts on low-risk bankcard merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses. While we also board higher risk merchants which provide a higher gross margin, these accounts are closely monitored by our risk underwriting department.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants, Independent Sales Groups and ourselves. Our Underwriting and Risk Management Policy and procedures help to protect us from fraud perpetrated by our merchants. We believe our knowledge and experience in dealing with attempted fraud has resulted in our development and implementation of effective risk management and fraud prevention systems and procedures. In 2019, we experienced losses of approximately $129,000 (or .004%) of our SMB card processing volume.

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

●

Investigation and Loss Prevention – if a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bankcard network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. Additionally, Relationship Managers may be instructed to retrieve equipment owned by us. In addition, to protect ourselves from unexpected losses, we maintain a reserve account with our sponsoring bank, which can be used to offset any losses incurred at a given time. As of December 31, 2019, our reserve balance was approximately $629,000. The reserve is replenished as required by funding 0.03% of bankcard processing volume. In the case of our self-designated bin, this is triggered when it falls below $25,000. This reserve is accounted for on our consolidated balance sheet under the caption “other long-term assets” and reflected as restricted cash for purposes of the statement of cash flows.

●

Reserves – some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2019, total reserve deposits were approximately $10.4 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.

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

Sponsoring Bank. We have agreements with several banks that sponsor us for membership in the Visa, MasterCard, American Express and Discover card brands and settle card transactions for our merchants. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number (“BIN”) for Visa transactions and Interbank Card Association (“ICA”) number for MasterCard transactions. The principal Sponsoring Bank through which we processed the majority of our transaction in the United States during 2019 was with Esquire Bank, N.A. In addition, we process transactions through BIN sponsorship agreements with Citizens Bank, N.A. and Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks.

Data Processor. We have agreements with several Data Processors to provide us with, on a non-exclusive basis, transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Our primary processing vendor in the United States is Priority, which provides us with the processing conduit to the Total System Services, Inc., a Global Payments Company  (“TSYS”) and Fiserv, Inc., formerly known as First Data Corporation (“FDC”) authorization and settlement network. We have entered into several service agreements with Priority. Each of the Priority service agreements may be terminated by Priority if, among other things, (i) certain insolvency events occur with respect to us or (ii) we fail to maintain our good standing with Card Brands. We may terminate each of the agreements if, among other things, (i) certain insolvency events occur with respect to Priority, (ii) Priority materially breaches any of the terms, covenants or conditions of the agreements and fails to cure such breach within 30 days following receipt of written notice thereof, or (iii) under certain circumstances, Priority is unable to perform services described in the agreement. In addition, we maintain direct processing agreements with TSYS and FDC.

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

International Transaction Solutions Marketing. The vast majority of International Transaction Solutions sales are direct sales, through our marketing efforts and fully automated leads management system. The marketing department of International Transaction Solutions segment consists of 4 specialists, responsible for product pricing, company branding and positioning, monitoring of competitors and technological developments, public relations and web marketing activities. Our marketing mix includes, but not limited to:

●	Search Engine Optimization – PayOnline is in the top 10 results with most frequently used keywords in Google.ru and Yandex search engines.
●	Social Media – PayOnline social media channels include Facebook, Vkontakte, Twitter, and YouTube.
●	Corporate Blog – Our corporate blog featured on popular developer communities like HabraHabr and GeekTimes is consistently in the Top 10.
●	Industry Research – Every year PayOnline specialists prepare and publish over 120+ research papers on popular e-commerce and IT development forums.
●	RUNET – PayOnline is a payment processing provider for RUNET-ID (Russia’s largest Internet professionals’ social platform), Russian Internet Forum and Russian Interactive Week.
●	Conferences – Every year our experts participate in 30+ trade shows and professional conferences.
●	Education – Our senior managers are frequently invited by top international regulators, universities and business schools as lecturers and experts in the field of payments.

Merchants we served during 2019 in the International Transaction Solutions segment processed an average of $38,000 per month in cashless transactions with an average transaction value of approximately $20 per transaction. Banks and traditional processors have traditionally underserved these merchants due to multi-national and cross-border requirements for these merchants.

Our total International Transaction Solutions processing volume for the year ended December 31, 2019 was approximately $425 million, a 2.1% decrease over processing during the year ended December 31, 2018.

During 2019, our sales department consisted of 13 specialists who are responsible for managing the leads, execution of the client agreements, client boarding, customization of the solutions, implementation of the payment acceptance solutions and post-sale client relationship

International Transaction Solutions. Our solutions combine payment processing, mobile commerce, online shopping cart tools, web site design, web hosting and web related services which enable businesses to establish a presence and commercial capability on the Internet in a quick and simple fashion.

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

International Transaction Solutions Industry Mix. We have developed significant expertise in industries that we believe present opportunities for growth. These include:

●	Internet stores
●	Professional service providers
●	Travel services
●	Telecommunications
●	Social media networks
●	Financial services
●	Utilities and government services
●	Digital content providers

The following table reflects the percentage concentration of our merchant base by class:

	2019	2018
Internet Stores	48.4%	46.0%
Professional Service	2.2%	10.0%
Travel Services	7.0%	6.0%
Telecommunications	14.7%	13.0%
Social Media Networks	0.4%	-%
Financial Services	1.5%	-%
Utilities and Government Services	4.1%	-%
Digital content providers	7.2%	3.0%
Other	14.5%	22.0%

International Transaction Solutions Risk Management. In the emerging markets, we focus our sales efforts on electronic commerce merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses and provide our merchants with cross-border payment acceptance.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our Anti-Fraud System allows us to identify and prevent up to 99.9% of potential fraud related to bankcard processing in the electronic commerce environment. Our Underwriting and Risk Management Policy and procedures help to protect us from fraud perpetrated by our merchants. 150 different fraud filters allow our clients to maintain high level or payment conversion, averaging at 98.72%, while maintaining chargeback related losses as low as .0003 (or 0.03%). Our risk management is conducted in both manual and automatic modes.

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

Our key partnerships and integrations in the Russian Federation include:

●	SDM Bank	●	QIWI Bank
●	VTB Bank	●	WebMoney
●	Round Bank	●	Absolutbank
●	Raiffesenbank	●	Yandex.Money

Our key international partnerships and integrations include:

●	Latvijas Pasta Banka	●	Kyrgyzkommertsbank
●	Rietumu Bank	●	Paysafe
●	Wirecard Bank	●	Authorize.net
●	Kazkommertsbank	●	Skrill
●	Kazkommertsbank Tajikistan	●	PayPal
●	Poynt	●	Paya
●	TSYS	●	Esquire Bank
●	Experian	●	Docusign
●	Clover	●	Cardflight
●	HP	●	Pax

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

Employees

Our total number of staff as of December 31, 2019 was 82 full-time employees. The staff at North American Transaction Solutions segment includes 69 employees, of which 26 work for Net Element Software located in Yekaterinburg, Russia. Our International Transaction Solutions segment, located in Moscow, Russia had 13 employees.

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

Anti-Money Laundering and Counter Terrorist Regulation. We are also subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the BSA). The BSA requires, among other things, that money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records

We are additionally subject to economic, export, and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, and the U.S Department of Commerce. Furthermore, to the extent of future foreign investment or other joint ventures, we are subject to the regulations administered by the Committee on Foreign Investment in the United States. These programs may prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations. We are also subject to other countries’ laws, where applicable, regarding anti-money laundering, counter terrorist financing and proceeds of crime.

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

Since our inception, we have incurred significant operating losses. We sustained a net loss of approximately $6.5 million for the year ended December 31, 2019 and an accumulated deficit of approximately $178.8 million at December 31, 2019. We had a negative working capital of approximately $1.7 million at December 31, 2019. Our current assets at December 31, 2019 included approximately $487,000 in cash, $6.6 million of accounts receivable and $1.6 million in prepaid expenses. Our current liabilities included approximately $7.8 million in accounts payable and accrued expenses, $1.4 million in deferred revenue and $909,000 in current notes payable.

As of the filing date of this Report with the SEC, management expects that our cash flows from operations will not be sufficient to fund our current operations through 2020. We will require additional capital in order to continue our existing business operations and to fund our obligations. At this time, the outbreak and continuing spread of the novel coronavirus (“Covid-19”) pandemic is currently impacting countries, communities, supply chains and markets, global financial markets, as well as, the largest industry group serviced by our Company. To date, COVID-19 has not had a material impact on the Company. However, the Company cannot predict whether COVID-19 will have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly restaurants, and any possible future government ordinances that may further restrict restaurant and other service or retail sectors operations.

Our company is re-evaluating its operating plans in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants, and is also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that upon re-evaluating its operating strategy it will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its working capital requirements. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors.

At this time, we cannot determine the capital we will need to finance our continuing operations over the next 12 months, due to an inability to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors due to COVID-19. We may raise additional funds through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to continue servicing our current merchants, implement a restructured business plan, or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

The outbreak of a health epidemic or pandemic, including the COVID-19 coronavirus, may have an adverse effect on our business.

Our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including arising from various strains of avian flu or swine flu, such as H1N1, or the COVID-19 coronavirus, particularly if located in industry sectors from which we derive a significant amount of revenue or profit, such as restaurants. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and have a material adverse effect on our business, financial condition and results of operations.

For example, many of our restaurant merchants that we service located within mainland United States, as well as hospitality and retail sector merchants, have been temporarily closed, have shortened operating hours and/or have otherwise been adversely affected by the impact continuing spread of COVID-19. These merchants have experienced significant sales declines or no sales at all due to closure of their business. Additionally, the COVID-19 outbreak has negatively impacted employee productivity, including affecting the availability of employees reporting for work.

We are unable to accurately predict the impact that COVID-19 will have on our results of operations, due to uncertainties including the ultimate geographic spread of the virus within and outside of the United States, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities to contain COVID-19 or to treat its impact.  However, while it is premature to accurately predict the ultimate impact of these developments, we expect our results for the quarter ending March 31, 2020 to be adversely impacted with potential continuing adverse impacts beyond March 31, 2020.

Global economic, political, and other conditions, including the recent Covid-19 pandemic, may adversely affect trends in consumer, business, and government spending, which may adversely impact the demand for our services and our revenue and profitability.

Financial services, payments, and technology industries in which we operate depend heavily upon the overall level of consumer, business, and government spending. A sustained deterioration in the general economic conditions (including distress in financial markets, turmoil in specific economies around the world, and additional government intervention), particularly in the United States or Europe, or increases in interest rates in key countries in which we operate may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving payment cards. A reduction in the amount of consumer spending could result in a decrease of our revenue and profits. The current threats to global economic growth include geopolitical instability in Russia, Ukraine, the Middle East and other oil producing countries. Instability in these regions could affect economic conditions in Europe and the United States. In addition, in March 2020, the World Health Organization declared the outbreak of the COVID-19 a pandemic. The global impact of the COVID-19 pandemic has had a negative effect on the global economy and consumer spending, disrupted the financial markets and created increased overall volatility.

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

We believe our merchant processing business is positioned to be competitive in our target markets. We cannot guarantee that we will be able to maintain or increase revenues from our existing operations, or that our proposed future operations will be implemented successfully. Our principal competitive considerations include:

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

Because we are not a bank, we are unable to belong to and attain direct membership to Visa and MasterCard. Visa and MasterCard operating regulations require us to be sponsored by a bank in order to process bankcard transactions. We are currently registered with Visa and MasterCard through the sponsorship from banks that are members of the card brands. The principal sponsoring bank through which we process the significant majority of our transactions is Esquire Bank, N.A.. If our sponsorships are terminated and we are not able to secure or successfully migrate merchant portfolios to new bank sponsors, we will not be able to conduct our business.

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

Due to the increasing public concern over consumer privacy rights, governmental bodies in the United States and abroad have adopted, and are considering adopting, additional laws and regulations restricting the purchase, sale and sharing of personal information about customers. For example, the Gramm-Leach-Bliley Act requires non-affiliated third-party service providers to financial institutions to take certain steps to ensure the privacy and security of consumer financial information. We believe our present activities fall under exceptions to the consumer notice and opt-out requirements contained in this law for third-party service providers to financial institutions. However, the laws governing privacy generally remain unsettled. Even in areas where there has been some legislative action, such as the Gramm-Leach-Bliley Act and other consumer statutes, it is difficult to determine whether and how existing and proposed privacy laws or changes to existing privacy laws will apply to our business. Limitations on our ability to access and use customer information could adversely affect our ability to provide the services we currently offer to our merchants or impair the value of these services.  Several states have proposed legislation that would limit the use of personal information gathered using the Internet. Some proposals would require proprietary online service providers and website owners to establish privacy policies. For example, the California Consumer Privacy Act went into effect on January 1, 2020 and imposes significant requirements on covered businesses, including mandatory disclosure of customers’ data when requested, customer data erasure in some contexts, and notification that customers can object to sale of their data, among numerous other provisions. It is foreseeable that other states may follow with similar legislation. Congress has also considered privacy legislation that could further regulate the use of consumer information obtained over the Internet or in other ways. Our compliance with these privacy laws and related regulations could materially affect our operations.

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

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to the material weaknesses in our internal control over financial reporting as discussed in “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 9A of this Report. Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company and we plan to address deficiencies identified as needed during 2020, pending the economic uncertainty at this time, concerning the Covid-19 pandemic and the re-allocation of current resources

Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences, and we may not achieve the anticipated benefits of the acquisitions.

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

We earn revenues and interest income, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2019, we used one functional currency - the Russian ruble - in addition to the U.S. dollar, and derived approximately 5% of our total net revenues from operations outside the United States in Russia and CIS. As of December 31, 2019, the foreign exchange rate for the Russian ruble decreased by approximately 11.5% as compared to the daily rate at December 31, 2018. Because our consolidated financial statements are presented in U.S. dollars, we must translate net revenues, interest income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect the amounts of our net revenues, interest income, operating expenses and the value of balance sheet items, including intercompany assets and obligations. Because we have operations in Russia, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Russian ruble, which exchange rates have fluctuated significantly in recent months as a result, in part, of the continuing instability in Ukraine and Syria as well as continued sanctions against Russia. Fluctuations in foreign currency exchange rates, particularly the U.S. dollar against the Russian ruble, may materially adversely affect our financial results.

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

Risks Relating to Blockchain Technology

We have been successful in developing our blockchain technology solutions, and even if such platform is fully operational, there are a number of risks that may prevent its widespread adoption.

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

At March 30, 2020, our officers, directors and their affiliates beneficially owned approximately 15.12% of our common stock. Sales or distributions of a substantial number of shares of our common stock by our officers, directors and their affiliates in the public market, or the perception that these sales or distributions might occur, may cause the market price of our common stock to decline.

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

We are required to continually meet the listing requirements of The NASDAQ Capital Market to maintain the listing of our common stock on The NASDAQ Capital Market. On February 27, 2020, we received a deficiency letter from the Listing Qualifications Department (the “Staff”) of The NASDAQ Stock Market notifying the Company that, due to resignation of Mr. John J. Wiegand from the Company’s board of directors, effective February 7, 2020, the Company no longer complies with Nasdaq’s audit committee requirement as set forth in Listing Rule 5605 (the “Rule”) due to having less than three audit committee members. In accordance with Nasdaq Listing Rule 5605(c)(4), the Company has been provided until the earlier of the Company’s next annual shareholders’ meeting or February 7, 2021, to regain compliance with the Rule, or, if the Company’s next annual shareholders’ meeting is held before August 5, 2020, then the Company must evidence compliance no later than August 5, 2020.

In the event the Company does not regain compliance by such date, Nasdaq rules require Staff to provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting determination to a NASDAQ Listing Qualifications Panel (“Panel”). If the Company timely appeals, it would remain listed pending the Panel’s decision. There can be no assurance that, if the Company does appeal the delisting determination by the Staff to the Panel, that such appeal would be successful.  The Company intends to regain compliance as soon as possible, and in any event, not later than the deadline indicated in the Staff letter.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

North American Transaction Solutions

 During May 2013, we entered into a lease agreement, for approximately 4,101 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from   $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016.  The lease was extended for a period of five years commencing August 1, 2017 and expiring July 31, 2022 with equal monthly base rent installments of $14,354 ($172,248 per year)   plus  sales tax. On September 26, 2019, we entered into a lease for additional office space in the building that our current office space is located for our North American Transactions Solutions, due to our growth in the labor force. The space is for 5,875 square feet and the term is for 5 years commencing on September 23, 2019   and expiring on September 30, 2024. The monthly base rent is $16,156 ($193,875 per year) plus sales tax. Rent payments will commence once the landlord's work is completed and the space is ready to be occupied by us. The Company has not taken physical possession of the premises or moved to the premises, at this time,   due to the fact that occupational permits are still open.

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

International Transaction Solutions

PayOnline leased approximately 4,675 square feet of office space in Moscow, Russia at an annual rent of $84,457 which expired on September 30, 2018.The Company then moved to a reduced space of 3,385 square feet and signed a lease at an annual rent of approximately $56,000 that expired on August 31, 2019. On March 11, 2019, the Company terminated their lease and moved their operations to another office building occupying approximately 1600 square feet at an annual rent of $50,900, which expires on February 10, 2020. This lease was renewed with indefinite terms.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or move to new facilities on acceptable terms.

Item 3.  Legal Proceedings.

For a discussion of legal proceedings, see “Litigation, Claims and Assessments” in Note 10 to the Consolidated Financial Statements, which is incorporated by reference herein.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on The NASDAQ Capital Market under the symbol “NETE” on October 3, 2012.

Holders

As of December 31, 2019, our common stock was held by 206 registered shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company.

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

Recent Sales of Unregistered Securities

The Company did not sell any securities during the fiscal year ended December 31, 2019 that were not registered under the Securities Act of 1933, as amended, and that have not previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

For the years ended December 31, 2019 and 2018, we did not repurchase any shares of our common stock.

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

Recent Developments

The COVID-19 pandemic is affecting businesses across the globe, in particular the service industry, which includes restaurants, a significant part of our business. Over the last three weeks, we have taken initiatives to help minimize the risks to our business and protect our shareholders.  Our management team’s experience during the 2008 financial crisis is proving to be very valuable in dealing with the current crisis.  Our entire staff is fully committed and working diligently to support our merchants through these difficult times. Most of our merchants have contactless payment acceptance capabilities through their POS solutions, as well as, e-commerce and mobile contactless payment acceptance capabilities to eliminate the need for physical payments to help reduce the spread of the virus. The following initiatives, including an extensive business continuity plan, have been implemented:

              Risk Management:

●

 Enhanced risk controls and safeguards have been put in place for merchants that sell products with an extended delivery time frame, products paid in advance, catering, ticketing, limo and travel related merchants

●	Onboarding of new merchants in the above categories has been put on hold until further notice
●	For those employees that will be working from home, we have implemented a “remote work” policy and provided employees with the technology necessary to do so
●	For those employees that require office attendance, we are taking significant steps to ensure seamless service delivery while safeguarding employees health

              Contactless Payments:

●

 Most of our merchants have contactless payment acceptance capabilities through their POS devices from equipment manufacturers such as PAX, Poynt and Verifone which are fully integrated into Netevia and Aptito platforms

●	We launched an initiative to deploy contactless payment acceptance equipment to merchants that don’t currently have it
●	Mobile contactless payment acceptance is available through our Unified mPOS App which can be downloaded from Apple’s App Store and Google’s Google Play Apps
●	Online ecommerce payments through shopping carts allow our merchants to sell their products and services to customers that prefer to shop from the convenience of their homes

Moving forward, we will continue proactively managing the situation and providing support for our merchants. We continue our mission to build value for our shareholders as we work our way out of this crisis. We believe that given our team experience, dedicated and talented staff and our dedication to the business we will emerge stronger than ever. We wish our shareholders, partners, merchants and their loved ones good health during these difficult times.

To date, COVID-19 has not had a material impact on the Company. However, the Company cannot predict whether COVID-19 will have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly from restaurants, which is the largest industry group serviced by our Company, and any possible future government ordinances that may further restrict restaurant and other service or retail sector operations.  The exact extent of the impact from COVID-19 will depend on future developments, which are highly uncertain and cannot be predicted.  In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors. The Company is aware that the processing volume for the year ended 2020 will be affected, primarily due to the complete closure or suspension of dine-in services in the restaurant industry, in particular.

Acquisitions of Recurring Cash Flow Portfolios

From time to time, the Company acquires future recurring revenue streams from sales agents in exchange for an upfront cash payment. This results in an increase in net cash flow to the Company. The acquisitions of recurring cash flows are treated as asset acquisitions, resulting in recording a recurring cash flow portfolio intangible asset, at cost, on the date of acquisition. These assets are amortized over a straight-line period of approximately four years and is included in intangible assets on the accompanying consolidated balance sheets (See Note 6 - item labeled “Portfolio and Clients Lists”, on the accompanying consolidated audited financial statements). During the year ended December 31, 2018 we acquired the following recurring cash flow portfolios. There were no recurring cash flow portfolios acquired during the year ended 2019.

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

Operating Segments

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

At December 31, 2019 and 2018, our management determined that impairment charges of approximately $1.3 million and $636,000, respectively, were necessary to reduce the goodwill relating to the acquisition of PayOnline. The impairment charges were primarily related to a decrease in actual revenues for 2019 and 2018, which is the base year utilized for determining the future discounted cash flows, caused by a substantially decrease in 2018 revenues due to the loss of a significant contract during the last quarter of 2017.

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

Corporate Expenses and Eliminations

Our corporate expenses and eliminations category includes corporate overhead expenses, when presenting reportable segment information. For additional information on our segments, see Note 17 of our accompanying audited consolidated financial statements.

Key Operating Metrics

We evaluate our performance through key operating metrics, including:

•	the dollar volume of payments our clients process through us (“payment volume”);
•	the portion of our payment volume that is produced by integrated transactions; and
•	period-to-period payment volume attrition.

Our payment volume for the years ended December 31, 2019 and 2018 was $3.6 billion and $2.8 billion, respectively, representing a period- to-period growth rate of 29%. We focus on volume, because it reflects the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period.

Total transactions processed during 2019 were 106 million compared to 100 million for 2018.

Our International Transaction Solutions segment saw a decrease in revenues of  51.5% during 2019 as compared to 2018 due to the loss of a material contract that occurred in the fourth quarter of 2017. This loss of a material contract has not been replaced, at this time. Any growth in the North American Transactions Solutions segment during 2019 was primarily organic.

Results of Operations for the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

We reported a net loss attributable to common stockholders of approximately $6.5 million or ($1.60) loss per share for the year ended December 31, 2019 as compared to a net loss of approximately $4.9 million or ($1.28) loss per share for the year ended December 31, 2018. This resulted in a increase in net loss attributable to stockholders of approximately 31% primarily due to an increase in non-cash compensation of approximately $1.9 million, an impairment of Goodwill relating to our International Transaction Solutions segment of approximately $1.3 million as compared to $636,000 in the prior year, an increase in amortization expense of approximately $700,000 from the comparable prior period, and an increase in interest expense of approximately $300,000 from the comparable prior period, which was off-set by a decrease in bad debt expense of approximately $800,000, and an increase in other income of approximately $700,000.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the years ended December 31, 2019 and 2018.

Gross Margin Analysis:

	Twelve		Twelve
	Months Ended		Months Ended		Increase /
Source of Revenues	December 31, 2019	Mix	December 31, 2018	Mix	(Decrease)
North American Transaction Solutions	$61,778,002	95.0%	$59,138,552	89.9%	$2,639,450
International Transaction Solutions	3,221,609	5.0%	6,648,265	10.1%	(3,426,656)
Total	$64,999,611	100.0%	$65,786,817	100.0%	$(787,206)

	Twelve		Twelve
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	December 31, 2019	revenues	December 31, 2018	revenues	(Decrease)
North American Transaction Solutions	$52,395,752	84.8%	$50,545,759	85.5%	$1,849,993
International Transaction Solutions	2,325,958	72.2%	5,071,412	76.3%	(2,745,454)
Total	$54,721,710	84.2%	$55,617,171	84.5%	$(895,461)

	Twelve		Twelve
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	December 31, 2019	revenues	December 31, 2018	revenues	(Decrease)
North American Transaction Solutions	$9,382,250	15.2%	$8,592,793	14.5%	$789,457
International Transaction Solutions	895,651	27.8%	1,576,853	23.7%	(681,202)
Total	$10,277,901	15.8%	$10,169,646	15.5%	$108,255

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $65.0 million for the year ended December 31, 2019 as compared to approximately $65.8 million for the year ended December 31, 2018. The decrease in net revenues was primarily related to our International Transaction Solutions segment which experienced competition, certain economic challenges, and the loss of a major customer. In addition, growth in our North American Transaction Solutions segment was partially offset by the wind-down of certain merchant categories due to the industry-wide changes for enhanced card association and sponsoring compliance.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing and non-processing fees. Cost of revenues for the year ended December 31, 2019 were approximately $54.7 million as compared to approximately $55.6 million for the year ended December 31, 2018. The decrease in cost of revenues in 2019 as compared to 2018 of approximately $900,000 million primarily driven by continued monitoring of labor costs associated with servicing our merchants and the reorganization of assignments from our International Transaction Solutions segment due to economic challenges facing this segment.

Gross Margin for the year ended December 31, 2019 was approximately $10.3 million, or 15.8% of net revenue, as compared to approximately $10.2 million, or 15.5% of net revenue, for the year ended December 31, 2018. The primary reason for the increase in the gross margin percentage was the result of North American Transaction Solutions segment processing of transactions utilizing our self-designated BIN/ICA and further acceptance of value-added services by the merchants, and an increase in merchants boarded.

Operating Expenses Analysis:

Total operating expenses were approximately $15.8 million for the year ended December 31, 2019, as compared to total operating expenses of approximately $14.5 million for the year ended December 31, 2018. Total operating expenses for the year ended December 31, 2019 consisted of selling, general and administrative expenses of approximately $9.3 million, non-cash compensation of approximately $2.1 million, bad debt expense of approximately $1.4 million, and depreciation and amortization expense of approximately $3.1 million. For the year ended December 31, 2018, total operating expenses consisted of general and administrative expenses of approximately $9.8 million, non-cash compensation of approximately $100,000, bad debt expense of approximately $2.1 million, and depreciation and amortization expense of approximately $2.5 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the years ended December 31, 2019 and 2018 consisted of operating expenses not otherwise delineated in the accompanying audited consolidated statements of operations and comprehensive loss, as follows:

Twelve months ended December 31, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,230,858	$516,737	$3,021,665	$4,769,260
Professional fees	520,019	259,349	1,607,185	2,386,553
Rent	-	80,107	221,987	302,094
Business development	226,633	1,747	44,452	272,832
Travel expense	133,300	46,403	105,422	285,125
Filing fees	-	-	103,760	103,760
Transaction gains	-	(61,200)	-	(61,200)
Office expenses	302,764	23,981	64,897	391,642
Communications expenses	151,033	199,862	84,651	435,546
Insurance expense	-	-	150,408	150,408
Other expenses	22,804	10,308	272,652	305,764
Total	$2,587,411	$1,077,294	$5,677,079	$9,341,784

Twelve months ended December 31, 2018

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,431,806	$1,205,885	$2,760,334	$5,398,025
Professional fees	350,100	346,084	1,556,497	2,252,681
Rent	-	90,456	204,143	294,599
Business development	134,862	4,636	14,961	154,459
Travel expense	151,098	12,789	138,316	302,203
Filing fees	-	-	49,339	49,339
Transaction losses	-	94,573	-	94,573
Office expenses	307,593	35,646	51,997	395,236
Communications expenses	112,510	162,444	107,475	382,429
Insurance expense	-	-	136,643	136,643
Other expenses	2,842	18,244	277,415	298,501
Total	$2,490,811	$1,970,757	$5,297,120	$9,758,688

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(200,948)	$(689,148)	$261,331	$(628,765)
Professional fees	169,919	(86,735)	50,688	133,872
Rent	-	(10,349)	17,844	7,495
Business development	91,771	(2,889)	29,491	118,373
Travel expense	(17,798)	33,614	(32,894)	(17,078)
Filing fees	-	-	54,421	54,421
Transaction gains	-	(155,773)	-	(155,773)
Office expenses	(4,829)	(11,665)	12,900	(3,594)
Communications expenses	38,523	37,418	(22,824)	53,117
Insurance expense	-	-	13,765	13,765
Other income	19,962	(7,936)	(4,763)	7,263
Total	$96,600	$(893,463)	$379,959	$(416,904)

The total decrease of approximately $400,000 in selling, general and administrative expenses for the year ended December 31, 2019 as compared to the prior year was primarily due to the Company’s continued monitoring of operations and the labor costs necessary to maintain or increase revenues, and the reorganization of assignments in the International Transaction Solutions segment, which resulted in a decrease of approximately $900,000, including a  decrease of approximately $600,000 in salaries and contractor expense associated with the consolidated operations.

The following table represents salaries, benefits, taxes and contractor payments by operating segment and the category corporate expenses and eliminations for the years ended December 31, 2019 and 2018.

Segment	Salaries and benefits for the twelve months ended December 31, 2019	Salaries and benefits for the twelve months ended December 31, 2018	Increase / (Decrease)
North American Transaction Solutions	$1,230,858	$1,431,806	$(200,948)
International Transaction Solutions	516,737	1,205,885	(689,148)
Corporate Expenses & Eliminations	3,021,665	2,760,334	261,331
Total	$4,769,260	$5,398,025	$(628,765)

The following table represents professional fees by operating segment and the category corporate expenses and eliminations for the years ended December 31, 2019 and 2018.

Twelve months ended December 31, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$21,670	$31,980	$411,765	$465,415
SEC Compliance Legal Fees	-	-	177,826	177,826
Accounting and Auditing	-	-	391,134	391,134
Tax Compliance and Planning	-	-	19,800	19,800
Consulting	498,349	227,369	606,660	1,332,378
Total	$520,019	$259,349	$1,607,185	$2,386,553

Twelve months ended December 31, 2018

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$12,553	$39,503	$206,684	$258,740
SEC Compliance Legal Fees	-	-	152,168	152,168
Accounting and Auditing	-	7,815	390,000	397,815
Tax Compliance and Planning	-	-	25,500	25,500
Consulting	337,547	298,766	782,145	1,418,458
Total	$350,100	$346,084	$1,556,497	$2,252,681

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$9,117	$(7,523)	$205,081	$206,675
SEC Compliance Legal Fees	-	-	25,658	25,658
Accounting and Auditing	-	(7,815)	1,134	(6,681)
Tax Compliance and Planning	-	-	(5,700)	(5,700)
Consulting	160,802	(71,397)	(175,485)	(86,080)
Total	$169,919	$(86,735)	$50,688	$133,872

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash Compensation Analysis:

Non-cash compensation expense was $2.1 million for the year ended December 31, 2019 as compared to approximately $142,000 million for the year ended December 31, 2018. A summary of 2019 and 2018 non-cash compensation activity follows:

2019 Non-Cash Compensation Activity:

		# of Shares	# of Options
	Amount	Issued	Issued
Board of Directors & Employee stock and Options	$2,050,862	248,063	80,000
Stock issued for consulting	-	-	-
Stock issued for acquisitions	-	-	-
Total for 2019	$2,050,862	248,063	80,000

2018 Non-Cash Compensation Activity:

		# of Shares	# of Options
	Amount	Issued	Issued
Board of Directors & Employee stock and Options	$142,017	9,919	-
Stock issued for consulting	-	-	-
Stock issued for acquisitions	-	-	-
Total for 2018	$142,017	9,919	-

   Bad Debt Expense:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $1.4 million for the year ended December 31, 2019, compared to approximately $2.1 million for the year ended 2018. The decrease of approximately $700,000 from the previous comparable period was primarily the result of the required closure of certain high-risk merchants from a third-party platform to our own designated BIN during the prior period. For the year ended December 31, 2019, total gross ACH rejects were approximately $2.2 million of which $800,000 were subsequently collected. We were able to pass through to ISOs,via a reduction in commissions, approximately $300,000 from the total gross ACH rejects.

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $2.1 million for the year ended December 31, 2018.  For the year ended December 31, 2018, total gross ACH reject were approximately $4 million of which $1.9 million were subsequently collected. We were able to pass through to ISO's, via a reduction in commissions, $949,000 from the total gross ACH rejects.

 Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs.  Depreciation and amortization expense was approximately $3.1 million for the year ended December 31, 2019 and $2.5 million for the year ended 2018. The increase is primarily due to an increase in new merchants boarded by ISO's as compared to the prior year.

Interest Expense:

Interest expense was approximately $1.1 million for the year ended December 31, 2019 as compared to approximately $800,000 million for the year ended December 31, 2018, representing an increase of approximately $300,000 primarily due to the increase in debt borrowings during 2019 as compared to the prior year.

Funding Source	Twelve months ended December 31, 2019	Twelve months ended December 31, 2018	Increase / (Decrease)
MBF Notes	$-	$10,359	$(10,359)
RBL Notes	1,063,921	597,440	466,480
PPS Note	-	169,501	(169,501)
Other	48,606	69,879	(21,273)
Total	$1,112,527	$847,179	$265,347

Other Income (Expenses):

Other income of approximately $1.5 million was primarily due to recognizing other income of approximately $1.1 million relating to merchant reserves recorded in a previous year deemed not to be a legal obligation by management. Refer to Note 7 contained in this report for additional information.

Other income for the year ended December 31, 2018 of approximately $792,000 consisted primarily of a gain recorded on the transfer of Digital Provider's net assets to PayOnline (approximately $198,000), net gain in connection with the review and analysis of accounts receivable and accounts payable aging (approximately $856,000), gain on the write-off of TOT Group Russia (approximately $312,000), gain on the reversal of stock price guarantees in connection with the purchase of PayOnline that expired (approximately $313,000), partially offset by costs associated with the common stock purchase agreement with ESOUSA Holdings, LLC (approximately $(227,000)), and approximately $(332,000) in miscellaneous other expenses.

Net Income Attributable to the Non-Controlling Interest:

The net income attributable to non-controlling interests amounted to approximately $106,000 and $87,000 for the years ended December 31, 2019 and 2018, respectively. The income was attributed to our North American Transaction Solutions segment which represents their 20% non-controlling interest in Aptito. The non-controlling interest reflects the results of operations of subsidiaries that are allocable to minority equity owners.

Liquidity and Capital Resources

Total assets at December 31, 2019 were approximately $23.0 million compared to approximately $25.8 million at December 31, 2018. The primary reasons for the net decrease in total assets was the result of cash utilized to fund operations, pay down notes payable, the payment of client acquisition costs, and a decrease in the net intangible assets due to an increase in amortization expense, in connection with the portfolio acquisitions which occurred during 2018 and the increase in client acquisition costs during the current year.

At December 31, 2019, we had total current assets of approximately $8.7 million as compared to approximately $9.7 million at December 31, 2018. The primary reason for the decrease in current assets was the utilization of cash on hand to fund operations, pay expenses in the normal course of business and pay down notes payable.

As of of the filing date of this Report with the SEC, the Company does not have access to its current credit facilities to fund general working capital requirements.

As of the filing date of this Report with the SEC, management expects that our cash flows from operations will not be sufficient to fund our current operations through 2020. We will require additional capital in order to continue our existing business operations and to fund our obligations. The recent COVID-19 pandemic is currently impacting countries, communities, supply chains and global financial markets, as well as the largest industry group serviced by our Company, which is restaurants.  To date, COVID-19 has not had a material impact on the Company. However, the Company cannot predict whether COVID-19 will have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly from restaurants, which is the largest industry group serviced by our Company, and any possible future government ordinances that may further restrict restaurant and other service or retail sector operations.  The exact extent of the impact from COVID-19 will depend on future developments, which are highly uncertain and cannot be predicted.  In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors.

Our company is re-evaluating its operating plans in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants, and is also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that upon re-evaluating its operating strategy it will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its working capital requirements.

Further, at this time, we cannot determine the capital we will need to finance our continuing operations over the next 12 months, due to an inability to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors due to COVID-19. We may raise additional funds through debt financing and/or the issuance of equity securities, there being no assurance that any type of financing on terms satisfactory to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of equity securities or warrants to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financings are not available when required or are not available on acceptable terms, we may be unable to continue servicing our current merchants, implement a restructured business plan, or take advantage of business opportunities, any of which could have a material adverse effect on our business, financial condition, results of operations and/or prospects and may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Since our inception, we have incurred significant operating losses. We incurred net losses approximating $6.5 million and $4.9 million for the years ended December 31, 2019 and 2018, respectively. We have negative working capital of approximately $1.7 million and an accumulated deficit of $178.8 million at December 31, 2019.

We have a cash balance at December 31, 2019 of approximately $487,000.

Operating activities used approximately $2.2 million of cash for the twelve months ended December 31, 2019 as compared to approximately $3.3 million of cash for the twelve months ended December 31, 2018. Negative operating cash flow for the twelve months ended December 31, 2019 was primarily due supporting the company’s loss and a decrease in the Company’s accounts payables and accrued expenses.

Investing activities used approximately $2.5 million of cash for the year ended December 31, 2019 as compared to approximately $5.5 million of cash for the year ended December 31, 2018. The decrease in cash used by investing activities for the year ended December 31, 2019 was primarily attributable to the the company not acquiring any recurring cash flows portfolios during the twelve months ended 2019.

Financing activities provided approximately $3.5 of cash including the classification of right-of-use asset for the year ended December 31, 2019, of this total approximately $3.0 million was proceeds from borrowings.  For the year ended December 31, 2018, net financing activities consisted of $653,000 in debt repayments over proceeds from indebtedness.

Off-balance sheet arrangements

At December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Disclosure controls and procedures are designed to provide reasonable, but not absolute, assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were not deemed effective due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f ) and Rule 15d-15(f ) under the Exchange Act discussed below.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not deemed effective due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f ) and Rule 15d-15(f ) under the Exchange Act).  relating to Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2019.

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

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Because of the material weaknesses described in the paragraphs below, management concluded that, as of December 31, 2019, the Company's internal control over financial reporting was not effective based on those criteria. We expect to maintain continuous monitoring and implement changes to existing controls, as deemed necessary, to mitigate or remediate the material control weaknesses, where applicable.

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

As of December 31, 2019, the material weaknesses disclosed in our Form 10-K for the prior year ended December 31, 2018 have not yet been fully remediated; however, significant progress was made during 2019 and 2018 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting include retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members.

Remediation activities for our material weaknesses include:

●

Risk Assessment. We are continuing the process of designing and implementing an improved enterprise wide risk management process that follows the COSO 2013 framework    and one aspect of this process will focus on identifying and mitigating risks to our business that could have an impact on our internal control over financial reporting. Our process includes periodic updates of the enterprise risk universe through the consideration of current and historical risks, periodic input from executive management, and our domestic and international segment local management. Each time a new risk is identified, we will evaluate if any additional controls are required to mitigate risks to our internal control over financial reporting. During the year ended December 31, 2020, management sent a consultant to Russia in an effort to fully understand, implement, train, and eventually test the internal controls relating to our International Transaction Solution's segment’s internal control over financial reporting. The local management team in our International Transaction Solution's segment is currently in the process of documenting processes, controls, and recommendations provided under the guidance and assistance of the Company's consultant.

Due to the current COVID-19 pandemic, the Company has had to allocate resources to mitigate risks with its current merchant accounts and is in the process of evaluating its operational plans to eliminate any potential exposure to its disclosure controls and procedures. Pending the outcome of this uncertainty, including travel restrictions to Russia, we cannot determine how or when we expect to remediate the material weaknesses noted above, including the allocation of appropriate resources to department heads during 2020.

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

Changes in Internal Control Over Financial Reporting

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Oleg Firer	42	Executive Chairman and Chief Executive Officer
Steven Wolberg	60	Chief Legal Officer and Secretary
Jeffrey Ginsberg	54	Chief Financial Officer
Howard Ash	60	Director
Jon Najarian	62	Director

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Based on our review of Section 16(a) forms filed electronically with the SEC, the following person has failed to file on a timely basis the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and Relationship	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jon Najarian, Director	1	1	-

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

Audit Committee

Our Board of Directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of Howard Ash (audit committee chairman) and Jon Najarian. Our Board of Directors has determined that Howard Ash is financially sophisticated as described in NASDAQ Listing Rule 5605(c)(2) and qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. Each member of the audit committee meets the audit committee independence requirements of Nasdaq and the rules under the Exchange Act relating to audit committees.  However, the Company no longer complies with Nasdaq’s audit committee requirement as set forth in Listing Rule 5605 due to having less than three audit committee members.  See “Risk Factors—Risks Related to Our Common Stock—Our common stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity” for additional information.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2019 and 2018 with respect to all compensation paid to or earned by each of our “named executive officers” (as defined by Item 402(m)(2) of the Regulation S-K).

				Stock	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Awards ($) (1)	Compensation ($)		Total ($)
Oleg Firer, Chairman and Chief	2019	$300,000	$600,000	$505,964	$-	$56,348	(3)	$1,462,312
Executive Officer of Net Element	2018	300,000	600,000	-	-	55,868		955,868
Steven Wolberg, Chief Legal Officer and	2019	230,000	-	140,789	471,750	256		842,795
Secretary of Net Element	2018	230,000	-	-	-	11,734		241,734
Jeffrey Ginsberg, Chief Financial Officer of Net Element (2)	2019	135,000	-	-	31,450	12,878		179,328
	2018	123,500	-	-	-	7,589		131,089

(1) The amounts disclosed generally reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Grant date fair value for each award was determined based on the date approved by the Compensation Committee of the Board of Directors and by the closing stock price on such date.

(2) Mr. Ginsberg began serving as the Company's Chief Financial Officer effective July 9, 2018.

(3) This amount consists primarily of his automobile reimbursement expense in connection with his employment agreement, health and other insurance expense.

Outstanding Equity Awards at Fiscal Year End 2019

The following table sets forth information with respect to outstanding equity awards at the end of the Company’s fiscal year 2019 for the “named executive officers”:

	OPTION AWARDS					SHARE AWARDS
Name	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option Expiration Date	Number of shares or units of stock that have not vested(#)	Market value of shares of units of stock that have not vested($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Steven Wolberg	2,000	-	-	$24.00	3-Oct-25	-	$-	-	$-
Steven Wolberg	13,714	-	-	$21.20	13-Jun-26	-	$-	-	$-
Steven Wolberg	12,000	-	-	$8.10	28-Feb-27	-	$-	-	$-
Steven Wolberg	75,000	-	-	$6.29	10-Apr-29	-	$-	-	$-
Jeffrey Ginsberg	966	-	-	$13.40	10-Dec-24	-	$-	-	$-
Jeffrey Ginsberg	1,006	-	-	$21.20	13-Jun-26	-	$-	-	$-
Jeffrey Ginsberg	4,000	-	-	$24.00	3-Dec-25	-	$-	-	$-
Jeffrey Ginsberg	5,000	-	-	$6.29	10-Apr-29	-	$-	-	$-

Director Compensation

The following table further summarizes the compensation paid to the Company's non-employee directors for service as a director during 2019:

Director Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Howard Ash	$47,500	$43,311	$90,811
Drew Freeman, former director	16,875	36,416	53,291
Jonathan Fichman, former director	12,500	37,021	49,521
Jon Najarian	12,500	30,731	43,231
John J. Wiegand, former director	-	-	-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our Common Stock as of March 30, 2020 by (i) each person who is known to us to beneficially own more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Net Element, Inc., 3363 NE 163rd Street, Suite 705, North Miami Beach, FL 33160.

Name and address of beneficial owner	Amount and nature of beneficial ownership (number of shares of Common Stock beneficially owned)		Percent of class (1)
Oleg Firer	461,460	(2)	11.08%
c/o Net Element, Inc.
3363 NE 163rd Street, Suite 705,
North Miami Beach, Florida 33160
Steven Wolberg	144,573	(3)	3.41%
c/o Net Element, Inc.
3363 NE 163rd Street, Suite 705,
North Miami Beach, Florida 33160
Jeffery Ginsberg	13,355		0.32%
c/o Net Element, Inc.
3363 NE 163rd Street, Suite 705,
North Miami Beach, Florida 33160
Howard Ash	4,258		0.1%
4233 Sheridan Avenue
Miami Beach, Florida 33140
Jon Najarian
c/o Net Element, Inc.	8,348		0.2%
3363 NE 163rd Street, Suite 705,
North Miami Beach, Florida 33160
All directors and executive officers as a group (5 persons)	631,994		15.12%

(1)

Applicable percentage ownership is based on 4,135,874 shares of Common Stock outstanding as of March 25, 2020 together with securities exercisable or convertible into shares of Common Stock within 60 days of March 25, 2020 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)	Mr. Firer is deemed to have beneficial ownership of 461,460 shares of Common Stock consisting of (1) 365,576 restricted shares of Common Stock held directly by Mr. Firer, and (2) as the sole member of Star Equities, LLC, Mr. Firer can be deemed to beneficially own 95,883 restricted shares of Common Stock and shares of Common Stock issuable upon exercise of the certain options of Common Stock beneficially owned by Star Equities, LLC. Mr. Firer has (a) sole voting power and sole dispositive power with respect to 365,576 restricted shares of Common Stock and (b) shared voting power and shared dispositive power with respect to the above-described shares beneficially owned by Star Equities. The restricted shares beneficially owned by Star Equities, LLC include 28,572 restricted shares of Common Stock issuable pursuant to amended option to pursuant to the Letter Agreement dated as of September 11, 2015, as modified by that certain Additional Letter Agreement dated as of October 7, 2015, as amended, with the Company.
(3)	The shares held directly by Steven Wolberg include 107,286 shares of Common Stock issuable upon exercise of certain options to purchase Common Stock granted to Mr. Wolberg (i) as part of the Company’s incentive compensation awards and (ii) pursuant to the Letter Agreement dated as of September 11, 2015, as modified by that certain Additional Letter Agreement dated as of October 7, 2015, as amended, with the Company.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2019. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price per	under equity
	exercise of	share of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by stockholders	154,005	$10.73	172,436
Equity compensation plans not approved by stockholders	-	$-	-
Total	154,005	10.73	172,436

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since the beginning of fiscal 2018, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest, other than:

At December 31, 2019 and 2018, we had accrued expenses of approximately $126,000 and $388,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

Director Independence

Our Board of Directors currently includes two non-employee independent members: Howard Ash and Jon Najarian. Each of Messrs. Ash and Najarian are an "independent director" as defined under NASDAQ Listing Rule 5605(a)(2). A majority of our Board members are independent directors, as two out of the three members of the Board qualify as independent under the NASDAQ listing standards and the rules of the Commission. No director is considered independent unless our Board of Directors affirmatively determines that the director has no relationship with us (directly, or as a partner, shareholder or officer of an organization that has a relationship with us) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Also, all members of our Board of Director’s audit committee, compensation committee and nominating and governance committee are independent directors under applicable NASDAQ and SEC rules and regulations. Drew Freeman, Jonathan Fichman and John J. Wiegand, each of whom is a former director that previously served on our Board of Directors during 2019, were previously determined to be independent by our Board of Directors as well.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during each of the fiscal years ended December 31, 2019 and 2018 were $390,000.

Audit-Related Fees. The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above during the fiscal years ended December 31, 2019 and 2018 were $ 0.

Tax Fees. The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2019 and 2018 were $19,800 and $25,500, respectively.

All Other Fees. The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during the fiscal years ended December 31, 2019 and 2018 were $0.

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

All audit and audit-related services performed by our principal accountant during the fiscal years ended December 31, 2019 and 2018 were pre-approved by our audit committee.

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

Reports of Independent Registered Public Accounting Firms

Audited Consolidated Balance Sheets at December 31, 2019 and 2018

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2019 and 2018, Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019 and 2018, and Audited Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018

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

4.13*	Description of Company’s securities

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

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

10.93	Advance and Residual Purchase Agreement, dated July 30, 2018, by and between Unified Portfolio Acquisitions, LLC and Universal Partners, LLC (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2019)

10.94#	Amendment to 2013 Equity Incentive Plan approved on November 27, 2018 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 10, 2018)

10.95	Advance and Residual Purchase Agreement, dated December 26, 2018, among Unified Portfolio Acquisitions, LLC, Argus Merchant Services, LLC and Treasury Payments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018)

10.96#	Amendment to 2013 Equity Incentive Plan approved on October 23, 2019 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 4, 2019)

10.97#	Employment Agreement, dated as of February 25, 2020, between Net Element, Inc. and Steven Wolberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.98	Master Exchange Agreement, dated as of March 27, 2020 between the Company and ESOUSA Holdings, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2020)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2019 and 2018; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements

 # Indicates management contract or compensatory plan or arrangement.

* Filed herewith (furnished herewith with respect to Exhibit 32.1).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

March 30, 2020	By:	/s/ Oleg Firer
Oleg Firer
Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 30, 2020	By:	/s/ Oleg Firer
Oleg Firer Executive Chairman and Chief Executive Officer (Principal Executive Officer)

March 30, 2020	By:	/s/ Jeffrey Ginsberg
Jeffrey Ginsberg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 30, 2020	By:	/s/ Howard Ash
Howard Ash
Director

March 30, 2020	By:	/s/ Jon Najarian
Jon Najarian
Director

Item 8. Financial Statements and Supplementary Data

NET ELEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of Net Element, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Net Element, Inc. (the “Company”) at December 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has sustained recurring losses from operations and has working capital and accumulated deficits that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019.

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

Fort Lauderdale, Florida

March 30, 2020

NET ELEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash	$486,604	$1,645,481
Accounts receivable, net	6,560,928	6,290,412
Prepaid expenses and other assets	1,621,144	1,749,221
Total current assets, net	8,668,676	9,685,114
Equipment, net	3,773	25,335
Intangible assets, net	5,678,649	6,441,743
Goodwill	7,681,186	9,007,752
Operating lease right-of-use asset	380,986	-
Other long term assets	629,651	604,070
Total assets	$23,042,921	$25,764,014

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,041,606	$6,368,444
Accrued expenses	1,800,344	2,535,947
Deferred revenue	1,401,117	1,495,849
Notes payable (current portion)	909,086	433,448
Operating lease liability (current portion)	133,727	-
Due to related party	126,662	387,814
Total current liabilities	10,412,542	11,221,502
Operating lease liability (net of current portion)	247,259	-
Notes payable (net of current portion)	8,342,461	5,946,046
Total liabilities	19,002,262	17,167,548

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and December 31, 2018)	-	-

Common stock ($.0001 par value, 100,000,000 shares authorized and 4,111,082 and 3,863,019 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively)	410	386
Paid in capital	185,297,069	183,246,232
Accumulated other comprehensive loss	(2,274,187)	(2,232,163)
Accumulated deficit	(178,750,634)	(172,292,252)
Non-controlling interest	(231,999)	(125,737)
Total stockholders' equity	4,040,659	8,596,466
Total liabilities and stockholders' equity	$23,042,921	$25,764,014

See Notes to the Consolidated Financial Statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2019	2018

Net revenues
Service fees	$64,999,611	$65,786,817
Total Revenues	64,999,611	65,786,817

Costs and expenses:
Cost of service fees	54,721,710	55,617,171
Selling, general and administrative	9,341,784	9,758,688
Non-cash compensation	2,050,862	142,017
Bad debt expense	1,350,177	2,145,425
Depreciation and amortization	3,120,243	2,454,637
Total costs and operating expenses	70,584,776	70,117,938
Loss from operations	(5,585,165)	(4,331,121)
Interest expense	(1,112,527)	(847,179)
Other income (expense)	1,459,615	791,567
Impairment charge relating to goodwill	(1,326,566)	(636,000)
Net loss from continuing operations before income taxes	(6,564,643)	(5,022,733)
Income taxes	-	-
Net loss from continuing operations	(6,564,643)	(5,022,733)
Net income attributable to the non-controlling interest	106,261	86,551
Net loss attributable to Net Element, Inc. stockholders	(6,458,382)	(4,936,182)
Foreign currency translation	(42,025)	298,075
Comprehensive loss attributable to common stockholders	$(6,500,407)	$(4,638,107)

Loss per share - basic and diluted	$(1.60)	$(1.28)

Weighted average number of common shares outstanding - basic and diluted	4,041,957	3,868,324

See Notes to the Consolidated Financial Statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Twelve Months Ended December 31, 2019
	Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Equity
Balance December 31, 2017	3,853,100	$385.31	$183,119,222	$(50,585)	$(2,530,238)	$(39,186)	$(167,356,070)	$13,143,528
Share based compensation	9,919	0.99	127,010	-	-	-	-	127,011
Shares issued for consulting services	-	-	-	50,585	-	-	-	50,585
Net income (loss)	-	-	-	-	-	(86,551)	(4,936,182)	(5,022,733)
Comprehensive loss - foreign currency translation	-	-	-	-	298,075	-	-	298,075
Balance December 31, 2018	3,863,019	$386.30	$183,246,232	$-	$(2,232,163)	$(125,737)	$(172,292,252)	$8,596,466
Share based compensation	248,063	24.36	2,050,837	-	-	-	-	2,050,861
Net loss	-	-	-	-	-	(106,262)	(6,458,382)	(6,564,644)
Comprehensive loss - foreign currency translation	-	-	-	-	(42,024)	-	-	(42,024)
Balance December 31, 2019	4,111,082	$410.66	$185,297,069	$-	$(2,274,187)	$(231,999)	$(178,750,634)	$4,040,659

See Notes to the Consolidated Financial Statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(6,458,382)	$(4,936,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(106,261)	(86,551)
Share based compensation	2,050,862	142,017
Deferred revenue	(94,732)	(216,742)
Net Non cash items in other income	-	(1,202,201)
Impairment for Goodwill	1,326,566	636,000
Provision for bad debt	(9,226)	16,238
Depreciation and amortization	3,120,243	2,454,637
Non cash interest	56,875	73,442
Changes in assets and liabilities:
Accounts receivable	(263,758)	(1,503,755)
Prepaid expenses and other assets	(132,218)	384,403
Accounts payable and accrued expenses	(1,642,618)	971,202
Net cash used in operating activities	(2,152,649)	(3,267,492)

Cash flows from investing activities:
Purchase of portfolios and client acquisition costs	(2,313,662)	(5,413,264)
Purchase of equipment and changes in other assets	(138,000)	(114,931)
Net cash used in investing activities	(2,451,662)	(5,528,195)

Cash flows from financing activities:
Proceeds from Common stock	-	-
Proceeds from indebtedness	3,034,500	2,131,500
Repayment of indebtedness	(162,447)	(2,785,134)
Lease liability	380,986	-
Related party advances	202,471	-
Net cash provided by (used in) financing activities	3,455,510	(653,634)

Effect of exchange rate changes on cash	15,505	(34,399)
Net decrease in cash	(1,133,296)	(9,483,720)

Cash and restricted cash at beginning of period	2,249,551	11,733,271
Cash and restricted cash at end of period	$1,116,255	$2,249,551

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$730,993	$773,737
Taxes	$120,544	$261,871

See accompanying notes to the consolidated financial statements

NET ELEMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND OPERATIONS

Net Element, Inc. (collectively with its subsidiaries, “Net Element”, “we”, “us”, “our” or the “Company”) is a financial technology-driven group specializing in payment acceptance and value-added solutions across multiple channels in the United States and selected international markets. We are differentiated by our proprietary technology which enables us to provide a broad suite of payment products and end-to-end transaction processing services. Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. For the years ended December 31, 2019 and 2018, we operated in two reportable business operating segments: (i) North American Transaction Solutions, and (ii) International Transaction Solutions.

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

Also part of our transactional services business, Aptito is a proprietary, cloud-based payments platform for the hospitality industry, which creates an online consumer experience in offline commerce environments via tablet, mobile and all other cloud-connected devices. Aptito’s easy to use point-of-sale (“POS”) system makes things easier by providing a comprehensive solution to the hospitality industry to help streamline management and operations. Orders placed tableside, curbside, or take-out by customers directly speed up the ordering process and improve overall efficiency. Aptito's mobile POS system provides portability to the staff while performing all the same functions as a traditional POS system.

NOTE 2. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $6.5 million for the year ended December 31, 2019 and have an accumulated deficit of $178.8 million and a negative working capital of $1.7 million at December 31, 2019.

The Coronavirus (“COVID-19”) is currently impacting countries, communities, supply chains and markets, global financial markets, as well as, the largest industry group serviced by our Company. To date, COVID-19 has not had a material impact on the Company. However, the Company cannot predict whether COVID-19 will have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly restaurants, and any possible future government ordinances that may further restrict restaurant and other service or retail sectors operations.

Our company is re-evaluating its operating plans in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants, and is also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that upon re-evaluating its operating strategy it will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its working capital requirements. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors.

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

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $134,000 and $0.6 million at December 31, 2019 and December 31, 2018, respectively. We maintained approximately $30,000 and $74,000 in uninsured bank accounts in Russia and the Cayman Islands at December 31, 2019 and 2018, respectively.

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

	December 31, 2019	December 31, 2018
Cash on consolidated balance sheet	$486,604	$1,645,481
Restricted cash	629,651	604,070
Total cash and restricted cash	$1,116,255	$2,249,551

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

Other Current Assets

Other current assets consist of point-of-sale equipment which we use to service both merchants and independent sales agents ("ISG"). Often, we will provide the equipment as an incentive for merchants and independent sales agents to enter into a merchant contracts with us. The term of these contracts has an average length of three years and the cost of the equipment plus any setup fees will be amortized over the contract period. If the merchants terminate their contract with us early, they are obligated to either return the equipment or pay for it. The table below reflects the changes in other current assets, as it relates to point-of-sale equipment for the years ended December 31, 2019 and 2018.

Balance December 31, 2017	$ 515,000
Purchases during 2018	305,000
Amortization 2018	(295,000)
Balance December 31, 2018	525,000
Purchases during 2019	272,000
Amortization 2019	(334,000)
Balance December 31, 2019	$ 463,000

Also included in other current assets are prepaid PCI annual fees of approximately $345,000 and $430,000 as of December 31, 2019 and 2018, respectively, and approximately $663,000 and $674,000 of prepaid annual fee commissions as of December 31, 2019 and 2018, respectively.

Amortization expense for the equipment placed in service for the years ended December 31, 2019 and 2018 was approximately $305,000 and $296,000, respectively.

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the years ended December 31, 2019 and 2018.

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

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended December 31, 2019 and 2018 for the intangible assets.

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

At December 31, 2019 and 2018, our management determined that an impairment charge of approximately $1.3 million and $636,000, respectively, was necessary to reduce the goodwill relating to the original acquisition of PayOnline. The impairment charge was primarily related to a decrease in projected sales for 2020, which is the base year utilized for determining the discounted cash flows.

For a discussion of the estimate methodology and the significance of various inputs, please see the subheading below titled “Use of Estimates.”

We have determined that we have two reporting units, North American Transaction Solutions and International Transaction Solutions. For each of the years ended December 31, 2019 and 2018 we performed a quantitative assessment for each of our reporting units. The Company determined that its reporting unit North American Transaction Solutions was not impaired. The impairment charges for the previous two years related to its International Transaction Solutions segment.

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of approximately $9.3 million and $6.4 million at December 31, 2019 and 2018, respectively, approximates fair value because current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at December 31, 2019.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising expense was approximately $249,000 and $154,000 for the years ended December 31, 2019 and 2018, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Equity-based compensation was approximately $2.1 million and $100,000 for the years ended December 31, 2019 and 2018, respectively, and is reflected on the accompanying consolidated statements of operations and comprehensive loss.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of collecting data and designing processes and controls to account for our leases in accordance with the new guidance. The Company adopted ASU 2016-02 which resulted in the recognition of a right of use asset and related obligation on our consolidated financial statements.

Note 4. ACQUISITIONS

During the year ended December 31, 2018 we acquired the following residual buyout arrangements. There were no residual buyout arrangements acquired during the year ended 2019.

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

Referral Agreements

From time to time, we enter into referral agreements with ISG’s or other organizations (“referral partner”). Under these agreements, the referral partner exclusively refers its customers to us for credit card processing services. Consideration paid for these agreements for the years ended December 31, 2019 and 2018 was approximately $1.9 million and $1.6 million, respectively, all of which was settled with cash on hand. Because we pay an up-front fee to compensate the referral partner, the amount is treated as an asset acquisition in which we have acquired an intangible stream of referrals. This asset is amortized over a straight-line period of approximately four years and is included in intangible assets on the accompanying consolidated balance sheets (See Note 6 – item labeled “Client Acquisition Costs”).

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowance for doubtful accounts, consist of amounts due from merchant service providers and to a lesser extent Russian mobile operator intermediaries. Net accounts receivable amounted to approximately $6.6  million and 6.3 million at December 31, 2019 and 2018, respectively. Net accounts receivable consisted primarily of approximately $6.2 million for North American Transaction Solutions as of December 31, 2019 and 2018 and approximately $311,000 and $74,000, attributed to International Transaction Solutions for merchant processing receivables at December 31, 2019 and 2018, respectively.

Our allowance for doubtful accounts was approximately $214,000 as of December 31, 2019 and 2018. Actual write-offs may exceed estimated amounts.

NOTE 6. INTANGIBLE ASSETS

The Company had approximately $5.7 million and $6.4 million in intangible assets, net of amortization, at December 31, 2019 and 2018, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of December 31, 2019

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,343,888	$(2,240,695)	$103,193	3 years - straight-line
Portfolios and Client Lists	7,714,665	(5,614,880)	2,099,785	4 years - straight-line
Client Acquisition Costs	8,238,018	(4,762,347)	3,475,671	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$19,886,966	$(14,208,317)	$5,678,649

Intangible assets consisted of the following as of December 31, 2018

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,309,291	$(2,139,891)	$169,400	3 years - straight-line
Portfolios and Client Lists	7,576,665	(4,333,866)	3,242,799	4 years - straight-line
Client Acquisition Costs	6,370,124	(3,340,581)	3,029,544	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$17,846,476	$(11,404,732)	$6,441,743

During the year ended December 31, 2018, we removed fully amortized portfolio and client lists, approximating $1.4 million, relating to our PayOnline acquisition.

Amortization expense for the intangible assets was approximately $2.7 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2020	$1,372,507
2021	1,372,507
2022	1,363,908
2023	1,346,709
2024	223,018
Balance December 31, 2019	$5,678,649

NOTE 7. ACCRUED EXPENSES

At December 31, 2019 and December 31, 2018, accrued expenses amounted to approximately $1.8 and $2.5 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflect the balances outstanding as of December 31, 2019 and December 31, 2018.

	December 31, 2019	December 31, 2018
Accrued professional fees	$276,239	$174,915
PayOnline accrual	69,039	1,126,273
Accrued interest	43,021	108,202
Accrued bonus	1,318,060	1,157,556
Accrued foreign taxes	2,064	(45,952)
Other accrued expenses	91,921	14,953
Total accrued expenses	$1,800,344	$2,535,947

On October 25, 2016, we entered into an amendment to the PayOnline acquisition agreement with the sellers, in which we agreed to assume $1,433,475 of certain refundable merchant deposit reserves, and accordingly, recorded the liability. The accrual for PayOnline at December 31, 2018 consisted of an obligation of approximately $1.1 million for refundable merchant reserves assumed pursuant to this amendment to the PayOnline acquisition agreement. Management determined that any potential future claims from these certain merchants for these reserves assumed with the amendment are remote, and as such, reversed the amounts which remained in accrued expenses and recognized other income of approximately $1.1 million on the accompanying statement of operations during the year ended December 31, 2019.

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO approximating $979,000 and $866,00 at December 31, 2019 and 2018, respectively, and approximately $339,000 and $291,000 at December 31, 2019 and 2018 for discretionary performance bonuses due to certain employees.

NOTE 8. NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2019	December 31, 2018
RBL Capital Group, LLC	$9,431,157	$6,512,268
Less: deferred loan costs	(179,610)	(132,774)
Subtotal	9,251,547	6,379,494
Less: current portion	(909,086)	(433,448)
Long term debt	$8,342,461	$5,946,046

RBL Capital Group, LLC

Effective June 30, 2014, TOT Group, Inc. and its subsidiaries as co-borrowers, TOT Payments, LLC, TOT BPS, LLC, TOT FBS, LLC, Process Pink, LLC, TOT HPS, LLC and TOT New Edge, LLC (collectively, the “co-borrowers”), entered into a Loan and Security Agreement (“Credit Facility”) with RBL Capital Group, LLC (“RBL”), as lender (the “RBL Loan Agreement”). The original terms provided us with an 18-month, $10 million credit facility with interest at the higher of 13.90% per annum or the prime rate plus 10.65%. Interest on drawn amounts outstanding after November 30, 2015 carry interest at an additional three percent per annum until repaid in full, with other amounts, obligations or payments due carrying an annual default rate not to exceed the lesser of (i) the prime rate plus 13% per annum and (ii) 18.635% per annum. On May 2, 2016, we renewed our Credit Facility with RBL, increasing the facility from $10 million to $15 million and extending the term through February 2019.  At December 31, 2019, we had approximately $5.6 million available under the Credit Facility, subject to certain terms, conditions, and covenants, stipulated by the lender.  At this time, this Credit Facility cannot be utilized for general working capital purposes or to support the growth of the co-borrowers, due to certain restrictive covenants on the use of proceeds which are subject to the terms and conditions, as defined.

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

During 2018, borrowings from the Credit Facility in the amounts of $3,315,000, $400,000 and $250,000 were previously converted into RBL term notes. Effective March 20, 2018, we entered into a single note with a principal balance of $4,544,087 with RBL to effectively refinance all previously issued and outstanding RBL notes, including certain additional term notes entered into with RBL through August 2017. The refinanced and combined note provides for four (4) interest-only payments at 14.19%, with monthly interest and principal payments of $85,634 from August 2018 through July 2021, with a balloon payment of $3,170,967 in July 2021. The back-end fees from prior notes in the amount of $133,600 have been rolled into this note and were also due July 2021.

On December 28, 2018, in connection with an addendum to that certain term loan made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, we received funding of $2,131,500, bearing interest at an annual rate of 14%. On December 20, 2019 we are required to make one (1) payment of interest only for $18,804, followed by eleven (11) payments of interest only for $24,867. Effective January 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $72,850, until December 20, 2022 the date this term loan originally matured.

On May 24, 2019, in connection with an addendum to those certain term notes made by TOT Group, Inc. in favor of RBL, the Credit Facility referred to above, we received  funding of $1,116,500, bearing interest at an annual rate of 14%. On May 24th, 2019 we were required to make one (1) payment of interest only for $11,562, followed by eleven (11) payments of interest only for $13,025. Effective January 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $38,159, until May 20, 2023 the date this term note originally matured.

On September 25, 2019, in connection with an addendum to those certain term notes made by TOT Group, Inc. in favor of RBL, the Credit Facility referred to above, we received funding of $918,000 bearing interest at an annual rate of 14%. On September 25, 2019 we were required to make one (1) payment of interest only for $8,803, followed by eleven (11) payments of interest only for $10,710. Effective October 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $31,375, until September 20, 2023 the date this term note originally matured.

On December 19, 2019, in connection with an addendum to that certain term loan made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, we received funding of $1,000,000 and new terms were negotiated for the total outstanding loan amount of $9,431,157. This total loan amount  bears interest at 14.19%. On January 20, 2020 are required to make one (1) payment of interest only for $117,329, followed by five (5) payments of interest only in the amount of $111,523. Effective July 20, 2020, we are required to make forty-eight (48) monthly payments, which includes principal and interest for $258,620, until March 20, 2024 the date the loan matures. In the event any of the installments or other payment required to be made is not received by or on behalf of Payee in full within ten (10) days after the due date thereof, and the same subsequently is received and accepted by or on behalf of Payee, Maker shall  pay on demand a late charge in the amount of five percent (5%) of the amount of the delinquent payment. In the event of the occurrence of an Event of Default (as defined in the Loan Agreement), the entire unpaid balance of principal and interest of the Loan shall become due and payable immediately, without notice or demand, at the election of the Note holder, provided that the holder shall endeavor (but is not required) to provide notice to Maker of any such acceleration. Maker waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. Maker shall not have any right to prepay this loan except as expressly provided in the Loan Agreement.

            Refer to Note 16. Subsequent Event, in connection with a Master Exchange agreement dated March 27, 2020 between RBL Capital Group, LLC and ESOUSA Holdings, LLC, an unrelated third party, for the future exchange of promissory notes in the possession of RBL Group, LLC.

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

The Company was recently advised that due to the current economic uncertainty surrounding the COVID-19 global pandemic, we will not have access to this credit facility, at this time.

Scheduled Notes Payable Principal Repayment at December 31, 2019 is as follows:

2020	$909,086
2021	2,022,338
2022	2,328,727
2023	3,413,139
2024	757,866
Balance December 31, 2019	$9,431,157

NOTE 9. CONCENTRATIONS

Credit card processing revenues are from merchant customer transactions, which were processed primarily by one third-party processor (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the years ended December 31, 2019 and 2018.

For the year ended December 31, 2018, we processed 61% of our total revenue with Priority Payment Systems, and 20% from our own dedicated BIN/ICA with Esquire Bank.

For the year ended December 31, 2019, we processed 44% of our total revenue with Priority Payment Systems, and 38% from our own dedicated BIN/ICA with Esquire Bank.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Minimum Processing Commitments

We have non-exclusive agreements with several processors to provide services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees it would have received if we had submitted the required minimum number of transactions. As of December 31, 2019, such minimum fee commitments were as follows:

2020	$680,730
2021	60,000
2022	70,000
2023	80,000
Thereafter	-
Total	$890,730

Leases

North American Transaction Solutions

During May 2013, we entered into a lease agreement, for approximately 4,101 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016.  The lease was extended for a period of five years commencing August 1, 2017 and expiring July 31, 2022 with equal monthly base rent installments of $14,354 ($172,248 per year) plus sales tax. On September 26, 2019, we entered into a lease for additional office space in the building that our current office space is located for our North American Transactions Solutions, due to our growth in the labor force. The space is for 5,875 square feet and the term is for 5 years commencing on September 23, 2019 and expiring on September 30, 2024. The monthly base rent is $16,156 ($193,875 per year) plus sales tax. Rent payments will commence once the landlord's work is completed and the space is ready to be occupied by us. The Company has not taken physical possession of the premises or moved to the premises, at this time, due to the fact that occupational permits are still open.

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

 International Transaction Solutions

PayOnline leased approximately 4,675 square feet of office space in Moscow, Russia at an annual rent of $84,457 which expired on September 30, 2018.The Company then moved to a reduced space of 3,385 square feet and signed a lease at an annual rent of approximately $56,000 that expired on August 31, 2019. On March 11, 2019, the Company terminated their lease and moved their operations to another office building occupying approximately 1600 square feet at an annual rent of $50,900, which expires on February 10, 2020. This lease was renewed with indefinite terms.

The following table presents a reconciliation of the undiscounted future minimum lease payments, under the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters, to the amounts reported as operating lease liabilities on the consolidated balance sheet as of December 31, 2019:

Operating Lease
Undiscounted future minimum lease payments:
2020	$172,248
2021	172,248
2022	100,478
Total	$444,974
Amount representing imputed interest	(63,988)
Total operating lease liability	380,986
Current portion of operating lease liability	(133,727)
Operating Lease Liability, non-current	$247,259

As of December 31, 2019
Remaining term on Lease	2.50
Incremental borrowing rate	12%

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

              On July 18, 2017, the Court granted Aptito LLC’s motion to interplead and also indicated that Aptito, LLC could not be held liable for any alleged damages relative to the purported non- delivery of the 125,000 shares after the interpleader action was filed on August 6, 2014.

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

On August 14, 2019, the court granted final Summary Judgment in favor of the Company, removing Net Element as a party to the lawsuit and denying Aptito.com, Inc’s Motion for rehearing and reconsideration of this matter.  Aptito, LLC, in which the Company has a majority ownership interest, remains a Defendant in this litigation.  On September 17, 2019, the court granted the Company’s Motion for sanctions against the attorney representing Aptito.com, Inc. in this matter. The Company is pursuing collection of legal fees incurred from the Plaintiff and their attorney. This matter is pending a special set hearing to be held on March 23, 2020. This hearing has been postponed.

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

              A trial was scheduled for April 2020 on the issue of Net Element’s damages. However, Zell recently filed bankruptcy, so that trial and all further legal proceedings involving Zell will be stayed as a result of the automatic bankruptcy stay.

NOTE 11. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2019 and 2018, agent commissions resulting from merchant processing of approximately $75,000 and $72,000 were paid to Prime Portfolios, LLC during the years ended December 31, 2019 and 2018, respectively, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies and certain employees received similar commissions and/or reimbursement for equipment purchased on the company’s behalf, amounted to approximately $758,000 and $739,000 for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, we had accrued expenses of approximately $127,000 and $388,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

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

On November 27, 2018, our shareholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock available for issuance by 178,900 shares resulting in the aggregate of 773,000 shares authorized for issuance under the 2013 Plan, which represented in the aggregate approximately 20% of our issued and outstanding stock as of December 31, 2018.

On October 23, 2019, our shareholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock available for issuance by 177,000 shares resulting in the aggregate of 950,000 shares authorized for issuance under the 2013 Plan.

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at December 31, 2019 and 2018 was 252,436 and 323,498, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Unrestricted Shares and Stock Options

During the years ended December 31, 2019 and 2018, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $60,000 and $85,786, respectively.

At December 31, 2019 we had 154,005 incentive stock options outstanding with a weighted average exercise price of $10.73 and a weighted average remaining contract term of 8.08 years. At December 31, 2018 we had 74,004 incentive stock options outstanding with a weighted average exercise price of $15.52 and a weighted average remaining contract term of 7.77 years. All of the stock options were anti-dilutive at December 31, 2019 and 2018.

During the year ended December 31, 2019 our Board of Directors approved and authorized the issuance of 80,000 incentive stock options which were allocated to certain named executives pursuant to the 2013 Plan and we recorded compensation expense of approximately $503,000.

During the year ended December 31, 2019 our Board of Directors approved and authorized the issuance of 22,000 shares of our common stock pursuant to the 2013 Plan to members of our Board of Directors and we recorded compensation expense of approximately $138,000. Also during year ended December 30, 2019, our Board of Directors approved and authorized the issuance of 214,507 shares of our common stock pursuant to the 2013 Plan which were allocated to certain named executives, certain employees, and certain consultants of the Company and we recorded compensation expense of approximately $1,349,000.

NOTE 13. WARRANTS AND OPTIONS

Options

At December 31, 2019 and 2018, we had fully vested options outstanding to purchase 314,218 and 234,218, respectively, of shares of common stock at exercise prices ranging from $3.27 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options granted during the year ended December 31, 2019 using the then quoted stock price at the grant date. There were no options granted during 2018.

Warrants

At December 31, 2019 and 2018, we had warrants outstanding to purchase 728,583 shares of common stock. At December 31, 2019 the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 3.00 years. At December 31, 2018, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 4.00 years.

Non-Incentive Plan Options

At December 31, 2019 and 2018, we had 323,498 non-incentive options outstanding with a weighted-average exercise price of $21.84, with a remaining contract term of .92 years at December 31, 2019 and with a remaining contract term of 1.92 years at December 31, 2018.

These options were out of the money at December 31, 2019 and 2018 and had no intrinsic value.

NOTE 14. INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	December 31,	December 31,
	2019	2018
United States	(5,350,774)	(11,214,581)
Foreign	26,125	7,206,912
	(5,324,649)	(4,007,669)

There was no current U.S. income tax or deferred income tax provision for years ended December 31, 2019 and December 31, 2018. There were current foreign tax provisions of $69,811 and $67,002 for the years ended December 31, 2019 and December 31, 2018 respectively.

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate at:

	December 31,	December 31,
	2019	2018
U. S. Federal statutory income tax rate	21.00%	21.00%
State income tax, net of federal tax benefit	4.37%	5.10%
Currency translation adjustment	0.00%	5.20%
Foreign income tax	(1.31)%	1.70%
Difference in foreign tax rates	0.00	(2.10)%
Change in valuation allowance	(25.39)%	(29.20)%
Change in tax rates	-	-
Effective income tax rate	(1.31)%	1.70%

The effective tax rate on operations of negative (1.31)% at December 31, 2019 varied from the statutory rate of 21%, primarily due to the permanent difference related to difference in foreign tax rates and the increase in our valuation allowance. The effective rate on operations of 1.70% at December 31, 2018 varied from the statutory rate of 21% primarily due to the permanent difference related to difference in foreign tax rates and the increase in our valuation allowance.

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

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forwards	18,234,015	15,657,776
Stock based compensation	162,199	(356,049)
Basis difference in goodwill	829,009	1,161,577
Basis difference in fixed assets	3,786	-
Basis difference in intangible assets	1,968,335	1,564,483
Allowance for bad debt (US)	-	-
Stock price guarantee adjustment	-	-
Valuation allowance for deferred tax assets	(21,197,343)	(18,027,787)
Total deferred tax assets	-	-

Deferred tax liabilities:
Basis difference in goodwill	-	-
Basis difference in fixed assets	-	-
Basis difference in intangible assets	-	-
Total deferred tax liabilities	-	-

Net deferred taxes	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. According to the GILTI rules, the income from foreign corporations reduce the net operating losses (‘NOLs”). At December 31, 2019, we had cumulative federal and state NOLs carry forwards of approximately $73.8 million. At December 31, 2018, we had cumulative federal and state NOLs carry forwards of approximately $67.3 million. We also have $1.9 million and $6.8 million in foreign NOLs as of December 31, 2019 and 2018, respectively. The valuation allowance was increased by $3.1 million in fiscal year 2019. The fiscal 2019 increase was primarily related to additional operating loss incurred, and difference in tax and book basis of goodwill and other intangible assets. We have considered all the evidence, both positive and negative, that the NOLs and other deferred tax assets may not be realized and have recorded a valuation allowance for $21.2 million. The NOLs arising in the tax year beginning before January 1, 2018 can be carried back two years and forward twenty years. The NOLs arising in the tax year beginning after December 31, 2017 can only offset 80% of taxable income in any given tax year, but the remaining can be carried forward indefinitely.

The timing and manner in which we will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by the Company at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carryforward limitation periods. In the year 2018, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. Since the ownership change, the cumulative amount of NOLs released from Section 382 was approximately 13.3 million.

The Company can still fully utilize the NOLs generated after the change of the ownership, which was approximately $34.1 million. Thus, the total of approximately $47.4 million as of December 31, 2019 is available to offset future income.

The open United States tax years subject to examination with respect to our operations are 2016, 2017 and 2018.

NOTE 15. OTHER INCOME

Include in other income, net for the year ended December 31, 2019, in the accompanying statement of operations and comprehensive loss, is approximately $1.1 million relating to merchant reserves recorded in a previous year deemed not to be a legal obligation by management of the Company.

Included in other income, net for the year ended December 31, 2018, in the accompanying statement of operations and comprehensive loss, is approximately $675,000 for a reversal of an accounts payable recorded by the Company in a previous year not deemed to be payable, per statutory requirements.

NOTE 16. SUBSEQUENT EVENT

On March 27, 2020, Net Element, Inc., our Company entered into a Master Exchange Agreement, (the “Agreement”) with ESOUSA Holdings, LLC. Prior to entering into the Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding plus interest due to RBL Capital Group, LLC. Pursuant to the Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL Capital Group, LLC. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such Exchange Amount from RBL Capital Group, LLC. Each such tranche to be $148,000 unless otherwise agreed to by the Company and ESOUSA. The Company received its first tranche of $148,000 on March 27, 2020, less any fees.

NOTE 17. SEGMENT INFORMATION

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

Segment Summary Information

Geographic Summary Information

	2019 Revenues	2019 Long-Lived Assets	2018 Revenues	2018 Long-Lived Assets
North America	$61,778,002	$13,325,444	$59,138,552	$13,672,169
Russia and CIS	3,221,609	1,048,801	6,648,265	2,406,732

The following tables present financial information of our reportable segments at and for the years ended December 31, 2019 and 2018. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Twelve months ended December 31, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$61,778,002	$3,221,609	$-	$64,999,611
Cost of revenues	52,395,752	2,325,958	-	54,721,710
Gross Margin	9,382,250	895,651	-	10,277,901
Gross margin %	15%	28%	-	16%
Selling, general and administrative	2,587,411	1,077,294	5,677,079	9,341,784
Non-cash compensation	48,433	-	2,002,429	2,050,862
Provision for bad debt	1,369,015	(18,838)	-	1,350,177
Depreciation and amortization	3,084,013	36,230	-	3,120,243
Interest expense (income), net	1,069,506	282	42,739	1,112,527
Impairment charge relating to goodwill	-	1,326,566	-	1,326,566
Other expense (income)	300,225	(1,482,196)	(277,644)	(1,459,615)
Net (loss) income for segment	$923,647	$(43,687)	$(7,444,603)	$(6,564,643)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	14,910,510	451,225	-	15,361,735
Total segment assets	$21,582,260	$1,460,661	$-	$23,042,921

Twelve months ended December 31, 2018	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$59,138,552	$6,648,265	$-	$65,786,817
Cost of revenues	50,545,759	5,071,412	-	55,617,171
Gross Margin	8,592,793	1,576,853	-	10,169,646
Gross margin %	15%	24%	-	15%
Selling, general and administrative	2,490,811	1,970,757	5,297,120	9,758,688
Non-cash compensation	-	-	142,017	142,017
Provision for bad debt	2,121,131	24,294	-	2,145,425
Depreciation and amortization	1,898,784	555,853	-	2,454,637
Interest expense (income), net	833,494	(33,944)	47,629	847,179
Impairment charge relating to goodwill	-	636,000	-	636,000
Other (income) expense	(647,040)	(8,248,059)	8,103,532	(791,567)
Net (loss) income for segment	$1,895,613	$6,671,952	$(13,590,298)	$(5,022,733)
Goodwill	6,671,750	2,336,002	-	9,007,752
Other segment assets	16,431,351	324,911	-	16,756,262
Total segment assets	$23,103,101	$2,660,913	$-	$25,764,014