Form 10-Q
period 2020-03-31
Net Element, Inc.
filed 2020-05-15
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 14, 2020 was 4,195,670.

Net Element, Inc.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$606,672	$486,604
Accounts receivable, net	4,021,585	6,560,928
Prepaid expenses and other assets	1,300,316	1,621,144
Total current assets, net	5,928,573	8,668,676
Intangible assets, net	5,348,652	5,678,649
Goodwill	7,681,186	7,681,186
Operating lease right-of-use asset	349,036	380,986
Other long term assets	654,897	629,651
Total assets	$19,962,344	$23,039,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,509,311	$6,037,833
Accrued expenses	2,001,091	1,800,344
Deferred revenue	930,912	1,401,117
Notes payable (current portion)	909,086	909,086
Operating lease liability (current portion)	101,777	133,727
Due to related party	75,355	126,662
Total current liabilities	8,527,531	10,408,769
Operating lease liability (net of current portion)	247,259	247,259
Notes payable (net of current portion)	8,352,627	8,342,461
Total liabilities	17,127,417	18,998,489

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized 4,125,754 and 4,111,082 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively)	412	410
Paid in capital	185,337,965	185,297,069
Accumulated other comprehensive loss	(2,143,374)	(2,274,187)
Accumulated deficit	(180,116,849)	(178,750,634)
Non-controlling interest	(243,227)	(231,999)
Total stockholders' equity	2,834,927	4,040,659
Total liabilities and stockholders' equity	$19,962,344	$23,039,148

See Accompanying Notes to the Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019

Net revenues
Service fees	$15,842,567	$15,047,182
Total Revenues	15,842,567	15,047,182

Costs and expenses:
Cost of service fees	13,300,805	12,260,148
Selling, general and administrative	2,319,911	2,384,866
Non-cash compensation	38,400	15,006
Bad debt expense	442,778	339,308
Depreciation and amortization	779,443	851,220
Total costs and operating expenses	16,881,337	15,850,548
Loss from operations	(1,038,770)	(803,366)
Interest expense	(348,414)	(245,054)
Other income (expense)	9,740	(86,393)
Net loss from continuing operations before income taxes	(1,377,444)	(1,134,813)
Income taxes	-	-
Net loss from continuing operations	(1,377,444)	(1,134,813)
Net loss attributable to the non-controlling interest	11,228	13,966
Net loss attributable to Net Element, Inc. stockholders	(1,366,216)	(1,120,847)
Foreign currency translation	130,813	(14,561)
Comprehensive loss attributable to common stockholders	$(1,235,403)	$(1,135,408)

Loss per share - basic and diluted	$(0.33)	$(0.29)

Weighted average number of common shares outstanding - basic and diluted	4,117,643	3,908,872

See Accompanying Notes to the Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(1,366,216)	$(1,120,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(11,228)	(13,966)
Share based compensation	38,400	15,006
Deferred revenue	(470,205)	(523,199)
Provision for bad debt	485	10,013
Depreciation and amortization	779,443	851,220
Non cash interest	12,294	14,314
Changes in assets and liabilities:
Accounts receivable	2,520,395	1,151,285
Prepaid expenses and other assets	364,019	253,634
Accounts payable and accrued expenses	(1,419,019)	(875,266)
Net cash provided by (used in) operating activities	448,368	(237,806)

Cash flows from investing activities:
Purchase of portfolios and client acquisition costs	(427,031)	(651,365)
Purchase of equipment and changes in other assets	6,049	(413,132)
Net cash used in investing activities	(420,982)	(1,064,497)

Cash flows from financing activities:
Proceeds from Common stock	-	-
Proceeds from indebtedness	155,206	-
Repayment of indebtedness	(145,040)	(102,700)
Lease liability	(31,950)	471,307
Related party advances	133,743	(171,615)
Net cash provided by financing activities	111,959	196,992

Effect of exchange rate changes on cash	5,969	(12,497)
Net increase (decrease) in cash	145,314	(1,117,808)

Cash and restricted cash at beginning of period	1,116,255	2,249,551
Cash and restricted cash at end of period	$1,261,569	$1,131,743

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$336,120	$230,789
Taxes	$-	$46,932

See Accompanying Notes to the Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying March 31, 2020 interim unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The condensed consolidated unaudited interim financial statements contained in this report include the accounts of Net Element, Inc., and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Our Mobile Solutions business, PayOnline, provides relationships and contracts with mobile operators that gives us the ability to offer our clients in-app, premium SMS (short message services, which is a text messaging service), Wireless Application Protocol (WAP)-click, one click and other carrier billing services. PayOnline provides flexible high- tech payment solutions to companies doing business on the Internet or in the mobile environment. PayOnline specializes in integration and customization of payment solutions for websites and mobile apps. In particular, PayOnline arranges payment on the website of any commercial organization, which increases the convenience of using the website and helps maximize the number of successful transactions. In addition, PayOnline is focused on providing online and mobile payment acceptance services to the travel industry through direct integration with leading Global Distribution Systems (“GDS”), which include Amadeus® and Sabre®. Key geographic regions that PayOnline serves include Eastern Europe, Central Asia, Western Europe, North America and Asia major sub regions. The PayOnline office is located in Moscow, Russia.

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

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1.4 million for the three months ended March 31, 2020 and $6.5 million for the year ended December 31, 2019 and have an accumulated deficit of $180.1 million and a negative working capital of $2.6 million at March 31, 2020.

The recent outbreak and continuing spread of the novel coronavirus pandemic (“COVID-19”) is currently impacting countries, communities, supply chains and markets, global financial markets, as well as, the largest industry group serviced by our Company. The Company cannot predict, at this time, whether COVID-19 will have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly restaurants, and any possible future government ordinances that may further restrict restaurant and other service or retail sectors operations.

During April 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its working capital requirements. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors.

On March 27, 2020, our Company entered into a Master Exchange Agreement, (the “Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"). Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding and unpaid interest due to RBL Capital Group, LLC. Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL Capital Group, LLC. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such exchange amount from RBL Capital Group, LLC. Each such tranche shall be $148,000 unless otherwise agreed to by the Company and ESOUSA. The Company received its first tranche of $148,000 on March 27, 2020, less any fees, which is reflected as accrued expenses on the accompanying unaudited consolidated balance sheet at March 31, 2020 (Refer to Note 6. Accrued Expenses).

Refer to Note 13. Subsequent Events, regarding the increase to the original $2,000,000 principal amount, referred to in the previous paragraph, to $5,000,000 principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL Capital Group, LLC.

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,492 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given, at this time, that the Company will obtain forgiveness of the Loan in whole or in part.

Our Company has decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. There can be no assurance, at this time, regarding the timing or outcome of our strategic alternatives review process or any decision as to the formalization of a plan by the Company's management.

The Company no longer complies with Nasdaq’s audit committee requirement as set forth in Listing Rule 5605 due to having less than three audit committee members. Our common stock may be delisted from The NASDAQ Capital Market, which could affect its market price and liquidity if the Company does not come into compliance, by the required date, determined by NASDAQ. In accordance with Nasdaq Listing Rule 5605(c)(4), the Company has been provided until the earlier of the Company’s next annual shareholders’ meeting or February 7, 2021, to regain compliance with the Rule, or, if the Company’s next annual shareholders’ meeting is held before August 5, 2020, then the Company must evidence compliance no later than August 5, 2020.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the reporting and disclosure rules and regulations of the SEC.

Principles of Consolidation

These consolidated financial statements include the accounts of Net Element, Inc. and our subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $249,000 and$134,000 at March 31, 2020 and December 31, 2019, respectively. We maintained approximately $33,000 and $30,000 in uninsured bank accounts in Russia and the Cayman Islands at March 31, 2020 and December 31, 2019, respectively.

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

	March 31, 2020	December 31, 2019
Cash on consolidated balance sheet	$606,672	$486,604
Restricted cash	654,897	629,651
Total cash and restricted cash	$1,261,569	$1,116,255

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

Other Current Assets

Other current assets consist of point-of-sale equipment which we use to service both merchants and independent sales agents ("ISG"). Often, we will provide the equipment as an incentive for merchants and independent sales agents to enter into a merchant contracts with us. The term of these contracts have an average length of three years and the cost of the equipment plus any setup fees will be amortized over the contract period. If the merchants terminate their contract with us early, they are obligated to either return the equipment or pay for it.

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the year ended December 31, 2019 or the three months ended March 31, 2020.

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

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the three months ended March 31, 2020 and March 31, 2019.

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

At December 31, 2019, our management determined that an impairment charge of approximately $1.3 million was necessary to reduce the goodwill relating to the acquisition of PayOnline. The impairment charge was primarily related to a decrease in International Transaction Solutions projected sales for 2020, which is the base year utilized for determining the projected future discounted cash flows.

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of the long-term debt of approximately $9.3 million at March 31, 2020 and December 31, 2019, approximates fair value because current borrowing rate does not materially differ from market rates for similar bank borrowings. The long-term debt is classified as a Level 2 item within the fair value hierarchy.

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

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the consolidated financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at March 31, 2020.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Goodwill

The Company tests goodwill for impairment using a fair value approach at least annually, absent some triggering event that would require an interim impairment assessment. At this time, management has determined that the COVID-19 was not a triggering event which resulted in an impairment charge for the three months ending March 31, 2020. Management is aware of the potential impact on future revenues due to COVID-19 and will continue monitoring and assessing the fair value of their respective reporting units on a periodic basis.

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

Recent Accounting Pronouncements

Adoption of ASU 2016-02, Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. The ASU is effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective January 1, 2019, we adopted Topic 842 using the modified retrospective transition method. Under this method, we applied Topic 842 to the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters. There was no cumulative impact adjustment necessary with the adoption to our accumulated deficit on January 1, 2019. Our consolidated financial statements for periods ending after January 1, 2019 are presented in accordance with the requirements of Topic 842. Please refer to "Leases" above for a description of our lease accounting policies upon the adoption on Topic 842.

Recent accounting pronouncements not yet adopted

In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-04 “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. This update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under this updated standard, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity also should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if any. This guidance is effective prospectively and is effective for interim and annual periods beginning after December 15, 2019 with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update changed how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are within the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance was effective for us on January 1, 2020. We have evaluated the impact of this guidance and determined that it is not material to our consolidated financial statements.

NOTE 5. INTANGIBLE ASSETS

The Company had approximately $5.3 million and $5.7 million in intangible assets, net of amortization, at March 31, 2020 and December 31, 2019, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of March 31, 2020

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,345,287	$(2,256,081)	$89,206	3 years - straight-line
Portfolios and Client Lists	7,714,665	(5,905,239)	1,809,426	4 years - straight-line
Client Acquisition Costs	8,588,283	(5,138,263)	3,450,020	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$20,238,630	$(14,889,978)	$5,348,652

Intangible assets consisted of the following as of December 31, 2019

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,343,888	$(2,240,695)	$103,193	3 years - straight-line
Portfolios and Client Lists	7,714,665	(5,614,880)	2,099,785	4 years - straight-line
Client Acquisition Costs	8,238,018	(4,762,347)	3,475,671	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$19,886,966	$(14,208,317)	$5,678,649

Amortization expense for the intangible assets was approximately $680,000 and $760,000 for the three months March 31, 2020 and 2019, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2020 (remainder of year)	$969,002
2021	1,292,002
2022	1,292,002
2023	1,269,701
2024	525,945
Balance March 31, 2020	$5,348,652

NOTE 6. ACCRUED EXPENSES

At March 31, 2020 and December 31, 2019, accrued expenses amounted to approximately $2.0 and $1.8 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflect the balances outstanding as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Accrued professional fees	$224,719	$276,239
PayOnline accrual	66,430	69,039
Accrued interest	40,892	43,021
Accrued bonus	1,429,934	1,318,060
Accrued foreign taxes	6,081	2,064
Other accrued expenses	233,035	91,921
Total accrued expenses	$2,001,091	$1,800,344

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO, which was approximately $1.1 and $1.0 million at March 31, 2020 and December 31, 2019, respectively, and approximately $351,000 and $339,000 at March 31, 2020 and December 31, 2019, respectively, for discretionary performance bonuses due to certain employees.

Included in other accrued expenses for the three months ended March 31, 2020 and the year ending December 31, 2019 is an accrual in connection with a merchant loss that was under-reserved in the prior year and the amount due to ESOUSA Holdings, LLC, a related party (Refer to Note 7. Notes Payable - Section regarding March 27, 2020 Master Exchange Agreement).

NOTE 7. NOTES PAYABLE

Notes payable consist of the following:

	March 31, 2020	December 31, 2019
RBL Capital Group, LLC	$9,431,157	$9,431,157
Less: deferred loan costs	(169,444)	(179,610)
Subtotal	9,261,713	9,251,547
Less: current portion	(909,086)	(909,086)
Long term debt	$8,352,627	$8,342,461

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

On December 28, 2018, in connection with an addendum to those certain term notes made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, we received funding of $2,131,500, bearing interest at an annual rate of 14%. On December 20, 2019, we are required to make one (1) payment of interest only for $18,804, followed by eleven (11) payments of interest only for $24,867. Effective January 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $72,850, until December 20, 2022 the date this term note originally matured.

On May 24, 2019, in connection with an addendum to those certain term notes made by TOT Group, Inc. in favor of RBL, the Credit Facility referred to above, we received funding of $1,116,500, bearing interest at an annual rate of 14%. On May 24th, 2019, we were required to make one (1) payment of interest only for $11,562, followed by eleven (11) payments of interest only for $13,025. Effective January 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $38,159, until May 20, 2023 the date this term note originally matured.

On September 25, 2019, in connection with an addendum to those certain term notes made by TOT Group, Inc. in favor of RBL, the Credit Facility referred to above, we received funding of $918,000 bearing interest at an annual rate of 14%. On September 25, 2019, we were required to make one (1) payment of interest only for $8,803, followed by eleven (11) payments of interest only for $10,710. Effective October 20, 2020, we are required to make thirty-six (36) monthly payments, which includes principal and interest for $31,375, until September 20, 2023 the date this term note originally matured.

On December 19, 2019, in connection with an addendum to those certain term notes made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, we received funding of $1,000,000 and new terms were negotiated for the total outstanding notes payable amount of $9,431,157. This total loan amount bears interest at 14.19%. On January 20, 2020, we are required to make one (1) payment of interest only for $117,329, followed by five (5) payments of interest only in the amount of $111,523. Effective July 20, 2020, we are required to make forty-eight (48) monthly payments, which includes principal and interest for $258,620, until March 20, 2024 the date this term note matures. In the event any of the installments or other payment required to be made is not received by or on behalf of RBL in full within ten (10) days after the due date thereof, and the same subsequently is received and accepted by or on behalf of RBL, the Company shall pay on demand a late charge in the amount of five percent (5%) of the amount of the delinquent payment. In the event of the occurrence of an Event of Default (as defined in the Loan Agreement), the entire unpaid balance of principal and interest of the Loan shall become due and payable immediately, without notice or demand, at the election of the Note holder, provided that the holder shall endeavor (but is not required) to provide notice to the Company of any such acceleration. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. The Company shall not have any right to prepay this loan except as expressly provided in the Loan Agreement.

On March 27, 2020, our Company entered into a Master Exchange Agreement, (the “Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUS Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding plus interest due to RBL Capital Group, LLC. Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL Capital Group, LLC. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such Exchange Amount from RBL Capital Group, LLC. Each such tranche to be $148,000 unless otherwise agreed to by the Company and ESOUSA. The Company received its first tranche of $148,000 on March 27, 2020, less any fees, which is reflected in accrued expenses on the accompanying consolidated balance sheet as of March 31, 2020.

Refer to Note 13. Subsequent Event, in connection with an Amendment dated April 23, 2020 to the original Master Exchange agreement dated March 27, 2020 between RBL Capital Group, LLC and ESOUSA Holdings, LLC, a related party, for the future exchange of promissory notes in the possession of RBL Group, LLC, as well as, a loan obtained through the Paycheck Protection Program.

Priority Payment Systems, LLC

Effective May 18, 2017, we entered into a loan agreement and security agreement with Priority Payment Systems LLC (“PPS”) and issued a promissory note dated May 18, 2017. Pursuant to the loan agreement and the note, we borrowed $2,000,000. This loan was paid-off during 2018.

On June 27, 2017, we entered into an amendment to the loan agreement with PPS pursuant to which:

(i)	The original term loan was modified into a multi - draw loan with an increase of the borrowing limit to $2,500,000 and;
(ii)	The loan maturity was extended to May 20, 2021.

               The Company may be able to draw down on the loan agreement once merchants are boarded with PPS, under the terms and conditions specified. The Company was recently advised that due to the current economic uncertainty surrounding the COVID-19 global pandemic, we will not have access to this credit                           facility, at this time.

Scheduled notes payable principal repayment at March 31, 2020 is as follows:

2020 (remainder of year)	$909,086
2021	2,022,338
2022	2,328,727
2023	3,413,139
2024	757,866
Balance March 31, 2020	$9,431,157

NOTE 8. CONCENTRATIONS

Payment processing revenues are from merchant customer transactions, which were processed primarily by two third-party network processors (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the three months ended March 31, 2020 and 2019.

For the three months ended March 31, 2020, we processed 37% of our total revenue with Priority Payment Systems, 43% from our own dedicated BIN/ICA with Esquire Bank, and 10% with First Data.

For the three months ended March 31, 2019, we processed 52% of our total revenue with Priority Payment Systems, 32% from our own dedicated BIN/ICA with Esquire Bank, and 7% with First Data.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Employment Agreement

On February 25, 2020, as per approval of the Compensation Committee (the “Committee”) of the board of directors of the board of directors of the Company, the Company entered into an employment agreement (the “Agreement”) with Steven Wolberg, the Company's Chief Legal Officer and Corporate Secretary. The Agreement provides for continuation of the current base salary of $250,000. The term of the Agreement is 5 years, with subsequent 1-year renewals. The Agreement provides for a sign in bonus of 10,000 shares of Company’s common stock, to be granted to Mr. Wolberg pursuant to the Company’s equity incentive plan, the severance in the amount of two times annual base salary of Mr. Wolberg if Mr. Wolberg’s employment is terminated by the Company without “cause” (as defined in the Agreement) or Mr. Wolberg terminates the employment for “good reason” (as defined in the Agreement). For each fiscal year during the term of the Agreement, the Agreement provides for a bonus arrangement equal to 50% of Mr. Wolberg’s base salary, payable in the Company’s shares of common stock or, at the Company’s discretion, in cash. Further, for each fiscal year during the term of the Agreement, Mr. Wolberg will be eligible to receive long-term equity incentive awards, as determined by the Committee at the time of grant, pursuant to the Company’s equity incentive plan.

As of April 16th, 2020, Mr. Wolberg's base salary referred to above was reduced by 50% in connection with the Company's evaluation of its liquidity position, future operating plans, and its labor force, until further notice.

Minimum Processing Commitments

We have non-exclusive agreements with several processors to provide services related to transaction processing and transmittal, transaction authorization and data capture, and access to various reporting tools. Certain of these agreements require us to submit a minimum monthly number of transactions for processing. If we submit a number of transactions that is lower than the minimum, we are required to pay to the processor the fees it would have received if we had submitted the required minimum number of transactions. As of March 31, 2020, such minimum fee commitments were as follows:

2020 (remainder of year)	$680,730
2021	60,000
2022	70,000
2023	80,000
Thereafter	-
Total	$890,730

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

The following table presents a reconciliation of the undiscounted future minimum lease payments, under the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters, to the amounts reported as operating lease liabilities on the consolidated balance sheet as of March 31, 2020:

Operating Lease
Undiscounted future minimum lease payments:
2020 (remainder of year)	$129,186
2021	172,248
2022	100,478
Total	$401,912
Amount representing imputed interest	(52,876)
Total operating lease liability	349,036
Current portion of operating lease liability	(101,777)
Operating Lease Liability, non-current	$247,259

As of March 31, 2020
Remaining term on Lease	2.25
Incremental borrowing rate	12%

As of March 31, 2020, the future minimum lease payments under other operating leases, not subject to Topic 842, are approximately $190,000 for the remainder of the year.

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

NOTE 10. RELATED PARTY TRANSACTIONS

During each of the three months ended March 31, 2020 and 2019, agent commissions resulting from merchant processing of approximately $40,000 and $18,000 were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer, respectively. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the company’s behalf, which amounted to approximately $226,000 and $189,000 for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020 and December 31, 2019, we had accrued expenses of approximately $62,000 and $127,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

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

The following table represents the change in our stockholders' equity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2019
	Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Equity
Balance December 31, 2018	3,863,019	$ 386.30	$183,246,232	$ -	$ (2,232,163)	$ (125,737)	$(172,292,252)	$ 8,596,466
Share based compensation	2,448	0.24	15,006	-	-	-	-	15,006
Net loss	-	-	-	-	-	(13,966)	(1,120,847)	(1,134,813)
Comprehensive loss - foreign currency translation	-	-	-	-	(14,561)	-	-	(14,561)
Balance March 31, 2019	3,865,467	$ 386.55	$183,261,238	$ -	$ (2,246,724)	$ (139,703)	$(173,413,099)	$ 7,462,098

	Three Months Ended March 31, 2020
	Common Stock		Paid in	Stock	Comprehensive	Non-controlling	Accumulated	Equity (Deficiency)
	Shares	Amount	Capital	Subscription	Income	interest	Deficit	in Equity
Balance December 31, 2019	4,111,082	$410.66	$185,297,069	$-	$(2,274,187)	$(231,999)	$(178,750,634)	$4,040,660
Share based compensation	14,672	1.47	45,896	-	-	-	-	45,897
Expenses paid in connection with ESOUSA transaction	-	-	(5,000)	-	-	-	-	(5,000)
Net loss	-	-	-	-	-	(11,228)	(1,366,216)	(1,377,444)
Comprehensive loss - foreign currency translation	-	-	-	-	130,813	-	-	130,813
Balance March 31, 2020	4,125,754	$412.13	$185,337,965	$-	$(2,143,374)	$(243,227)	$(180,116,849)	$2,834,927

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

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at March 31, 2020 and December 31, 2019 was 237,764 and 252,436, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Unrestricted Shares and Stock Options

During the three months ended March 31, 2020 and 2019, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $7,500 and $15,006, respectively.

At March 31, 2020 and December 31, 2019, we had 154,005 incentive stock options outstanding with a weighted average exercise price of $10.73 and a weighted average remaining contract term of 7.83 years at March 31, 2020 and 8.08 years at December 31, 2019, respectively. All of the stock options were anti-dilutive at March 31, 2020 and December 31, 2019.

NOTE 12. WARRANTS AND OPTIONS

Options

At March 31, 2020 and December 31, 2019, we had fully vested options outstanding to purchase 314,218 shares of common stock at exercise prices ranging from $3.27 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options using the then quoted stock price at the grant date.

Warrants

At March 31, 2020 and December 31, 2019, we had warrants outstanding to purchase 728,583 shares of common stock. At March 31, 2020 the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 2.75 years. At December 31, 2020, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 3.00 years.

Non-Incentive Plan Options

At March 31, 2020 and December 31, 2019, we had 323,498 non-incentive options outstanding with a weighted-average exercise price of $21.84. The non-incentive options have a remaining contract term of .67 years and .92 years at March 31, 2020 and December 31, 2019, respectively. These options were out of the money at March 31, 2020 and December 31, 2019 and had no intrinsic value.

NOTE 13. SUBSEQUENT EVENTS

ESOUSA Agreement

On April 23, 2020, the Company entered into an amendment (the “Amendment”) to the ESOUSA Agreement with ESOUSA Holdings, LLC, a related party. The Amendment increased from $2,000,000 to $5,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL Capital Group, LLC in connection with the ESOUSA Agreement. The Company has the right, pursuant to the ESOUSA Agreement (as amended by the Amendment), to request ESOUSA to exchange in tranches such promissory notes for shares of the Company’s common stock on the terms and conditions and subject to the limitations set forth in the ESOUSA Agreement.

Paycheck Protection Program Loan

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,492 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given, at this time, that the Company will obtain forgiveness of the Loan in whole or in part.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and evaluated in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this "Report") and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "Annual Report") and in Part II, Item 1A of this Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Report, unless the context otherwise indicates, the references to “we”, “us,” “our” or the “Company” refers to Net Element, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

This Report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, and earnings per share; other operating metrics such as dollar volume in transactions processed, shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business, including with respect to joint ventures; the successful integration of future acquisitions; and our future responses to and the anticipated impact of novel coronavirus COVID-19 ("COVID-19").

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results, including actual revenues, revenue growth rates and margins, other results of operations and shareholder values, could differ materially from those anticipated in our forward-looking statements as a result of known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Part II, Item 1A - Risk Factors of this Report and in our Annual Report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the SEC. In particular, these statements also depend on the duration , severity, and evolution of the COVID-19 pandemic and related risks, and its effect on our business, financial condition, results of operations and cash flows. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

Recent Developments

The outbreak and continuing spread of the COVID-19 pandemic has negatively affected businesses across the globe, in particular the service industry, which includes restaurants, a significant part of our business, as well as disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets.  Further, this has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home” or similar orders, business limitations or total shutdowns. For example, many of our restaurant merchants that we service located within mainland United States, as well as hospitality and retail sector merchants, have been temporarily closed, have shortened operating hours and/or have otherwise been adversely affected by the impact continuing spread of COVID-19. These merchants have experienced significant sales declines or no sales at all due to closure of their business. Additionally, the COVID-19 outbreak has negatively impacted our employee productivity, including affecting the availability of employees reporting for work.

Since early March 2020, we have taken initiatives to help minimize the risks to our business and protect our shareholders. Our management team’s experience during the 2008 financial crisis is proving to be very valuable in dealing with the current crisis. Our entire staff is fully committed and working diligently to support our merchants through these difficult times. Most of our merchants have contactless payment acceptance capabilities through their POS solutions, as well as, e-commerce and mobile contactless payment acceptance capabilities to eliminate the need for physical payments to help reduce the spread of COVID-19. The following initiatives, including an extensive business continuity plan, have been implemented:

`

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

The recent outbreak and continuing spread of the novel coronavirus pandemic (“COVID-19”) is currently impacting countries, communities, supply chains and markets, global financial markets, as well as, the largest industry group serviced by our Company. The Company cannot predict, at this time, whether COVID-19 will continue to have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly restaurants, and any possible future government ordinances that may further restrict restaurant and other service or retail sectors operations.

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its working capital requirements. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors.

Our company is continually evaluating its operating plans in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants, and is also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that upon evaluating its operating strategy it will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its working capital requirements. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors.

Our Company has decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. There can be no assurance, at this time, regarding the timing or outcome of our strategic alternatives review process or any decision as to the formalization of a plan by the Company's management.

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

A continued weakening in the economy could also force some retailers to close, resulting in exposure to potential credit losses and declines in transactions, and reduced earnings on transactions due to a potential shift to large discount merchants. Additionally, credit card issuers may reduce credit limits and become more selective in their card issuance practices. Changes in economic conditions has adversely impacted our future revenues and profits and resulted in a downgrade of our corporate capacity to borrow, which may also lead to termination or modification of certain contracts and make it more difficult for us to obtain new business. Any of these developments could have a material adverse impact on our overall business and results of operations.

We are unable to accurately predict the ultimate impact that COVID-19 will have on our results of operations, due to uncertainties including the geographic spread of the virus within and outside of the United States, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities to contain COVID-19 or to treat its impact. However, while it is premature to accurately predict the ultimate impact of these developments, we expect our results for the quarter ending June 30, 2020 to be adversely impacted with potential continuing adverse impacts beyond June 30, 2020, due to a continued decrease in the dollar volume of transactions processed.

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,492 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given, at this time, that the Company will obtain forgiveness of the Loan in whole or in part.

Our Company has decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. There can be no assurance, at this time, regarding the timing or outcome of our strategic alternatives review process or any decision as to the formalization of a plan by the Company's management.

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

With our existing infrastructure and supplier relationships and our available capacity we will take advantage of operational efficiencies and increased margin, as we will continue to maintain and potentially grow our processing volume and expand to other geographical territories.

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

The recent outbreak and continuing spread of the novel coronavirus pandemic (“COVID-19”) is currently impacting countries, communities, supply chains and markets, global financial markets, as well as, the largest industry group serviced by our Company. The Company cannot predict, at this time, whether COVID-19 will continue to have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly restaurants, and any possible future government ordinances that may further restrict restaurant and other service or retail sectors operations.

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

International Transaction Solutions

Through our subsidiary, PayOnline, we provide a wide range of value-added online and mobile solutions utilizing our fully-integrated, platform agnostic electronic commerce offering that simplifies complex enterprise online transaction processing challenges from payment acceptance and processing through risk prevention and payment security via point-to-point encryption and tokenization solutions. Our proprietary SaaS suite of solutions for electronic and mobile commerce gateway and payment processing platform is compliant at Level 1 of PCI DSS, streamlines the order-to-cash process, improves electronic payment acceptance and reduces the scope of burden of PCI DSS compliance. PayOnline holds a potential leadership position in the Russian Federation as one of the largest independent Internet Payment Services Providers (“IPSP”).

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three months ended March 31, 2020 and 2019. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended March 31, 2020	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$15,159,081	$683,486	$-	$15,842,567
Cost of revenues	12,824,669	476,136	-	13,300,805
Gross Margin	2,334,412	207,350	-	2,541,762
Gross margin %	15%	30%	-	16%
Selling, general and administrative	869,943	410,975	1,038,993	2,319,911
Non-cash compensation	-	-	38,400	38,400
Provision for bad debt	443,263	(485)	-	442,778
Depreciation and amortization	771,242	8,201	-	779,443
Interest expense (income), net	348,414	-	-	348,414
Other expense (income)	-	(9,740)	-	(9,740)
Net (loss) income for segment	$(98,450)	$(201,601)	$(1,077,393)	$(1,377,444)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	11,867,373	413,785	-	12,281,158
Total segment assets	$18,539,123	$1,423,221	$-	$19,962,344

Three months ended March 31, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$14,363,506	$683,676	$-	$15,047,182
Cost of revenues	11,768,738	491,410	-	12,260,148
Gross Margin	2,594,768	192,266	-	2,787,034
Gross margin %	18%	28%	-	19%
Selling, general and administrative	616,437	273,405	1,495,024	2,384,866
Non-cash compensation	-	-	15,006	15,006
Provision for bad debt	349,320	(10,012)	-	339,308
Depreciation and amortization	842,540	8,680	-	851,220
Interest expense (income), net	245,054	-	-	245,054
Other (income) expense	-	(12,607)	99,000	86,393
Net (loss) income for segment	$541,417	$(67,200)	$(1,609,030)	$(1,134,813)
Goodwill	6,671,750	2,336,002	-	9,007,752
Other segment assets	14,161,266	355,008	-	14,516,274
Total segment assets	$20,833,016	$2,691,010	$-	$23,524,026

Results of Operations for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

We reported a net loss attributable to common stockholders of approximately $1.4 million or $0.33 per share loss for the three months ended March 31, 2020 as compared to a net loss of approximately $1.1 million or $0.29 per share loss for the three months ended March 31, 2019.

The following table sets forth our sources of revenues, cost of revenues and the respective gross margins for the three months ended March 31, 2020 and 2019.

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	March 31, 2020	Mix	March 31, 2019	Mix	(Decrease)
North American Transaction Solutions	$15,159,081	95.7%	$14,363,506	95.5%	$795,575
International Transaction Solutions	683,486	4.3%	683,676	4.5%	(190)
Total	$15,842,567	100.0%	$15,047,182	100.0%	$795,385

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	March 31, 2020	revenues	March 31, 2019	revenues	(Decrease)
North American Transaction Solutions	$12,824,669	84.6%	$11,768,738	81.9%	$1,055,931
International Transaction Solutions	476,136	69.7%	491,410	71.9%	(15,274)
Total	$13,300,805	84.0%	$12,260,148	81.5%	$1,040,657

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	March 31, 2020	revenues	March 31, 2019	revenues	(Decrease)
North American Transaction Solutions	$2,334,412	15.4%	$2,594,768	18.1%	$(260,356)
International Transaction Solutions	207,350	30.3%	192,266	28.1%	15,084
Total	$2,541,762	16.0%	$2,787,034	18.5%	$(245,272)

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $15.8 million for the three months ended March 31, 2020 as compared to approximately $15.0 million for the three months ended March 31, 2019. The increase in net revenues for the comparable period was primarily related to the boarding of new merchants and increased dollar volume in transactions during the beginning of 2020.

Cost of revenues represents direct costs of generating revenues, including commissions, interchange expense, processing, and non-processing fees. Cost of revenues for the three months ended March 31, 2020 were approximately $13.3 million as compared to approximately $12.3 million for the three months ended March 31, 2019. The increase in cost of revenues for the comparable three months ended of $1.0 million was primarily driven by the increase in volume of transactions processed.

The gross margin for the three months ended March 31, 2020 was approximately $2.5 million, or 16.0% of net revenue, as compared to approximately $2.8 million, or 18.5% of net revenue, for the three months ended March 31, 2019. The primary reason for the decrease in the gross margin percentage was due to the compression of our margins due to the competitive nature of the industry.

Operating Expenses Analysis:

Operating expenses were approximately $3.6 million for the three months ended March 31, 2020 and 2019. Operating expenses for the three months ended March 31, 2020 primarily consisted of selling, general and administrative expenses of approximately $2.3 million, bad debt expense of approximately $0.4 million, and depreciation and amortization expense of approximately $0.8 million. Operating expenses for the three months ended March 31, 2019 primarily consisted of selling, general and administrative expenses of approximately $2.4 million, bad debt expense of approximately $0.3 million and depreciation and amortization of approximately $0.9 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the three months ended March 31, 2020 and 2019 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Three months ended March 31, 2020

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$548,626	$113,142	$550,721	$1,212,489
Professional fees	106,242	48,891	259,198	414,331
Rent	4,573	16,833	52,414	73,820
Business development	79,201	17	2,102	81,320
Travel expense	4,708	25,123	55,632	85,463
Filing fees	-	-	21,813	21,813
Transaction losses (gains)	-	157,011	-	157,011
Office expenses	77,756	6,968	28,197	112,921
Communications expenses	48,702	42,990	20,008	111,700
Insurance expense	-	-	38,685	38,685
Other expenses	135	-	10,223	10,358
Total	$869,943	$410,975	$1,038,993	$2,319,911

Three months ended March 31, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$303,990	$180,791	$765,548	$1,250,329
Professional fees	141,030	55,465	501,660	698,155
Rent	-	18,819	54,014	72,833
Business development	36,984	626	5,170	42,780
Travel expense	24,136	8,401	32,068	64,605
Filing fees	-	-	22,130	22,130
Transaction losses (gains)	-	(31,117)	-	(31,117)
Office expenses	75,059	5,878	13,324	94,261
Communications expenses	37,958	31,350	23,427	92,735
Insurance expense	-	-	34,247	34,247
Other expenses	(2,720)	3,192	43,436	43,908
Total	$616,437	$273,405	$1,495,024	$2,384,866

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$244,636	$(67,649)	$(214,827)	$(37,840)
Professional fees	(34,788)	(6,574)	(242,462)	(283,824)
Rent	4,573	(1,986)	(1,600)	987
Business development	42,217	(609)	(3,068)	38,540
Travel expense	(19,428)	16,722	23,564	20,858
Filing fees	-	-	(317)	(317)
Transaction losses (gains)	-	188,128	-	188,128
Office expenses	2,697	1,090	14,873	18,660
Communications expenses	10,744	11,640	(3,419)	18,965
Insurance expense	-	-	4,438	4,438
Other income	2,855	(3,192)	(33,213)	(33,550)
Total	$253,506	$137,570	$(456,031)	$(64,955)

Salaries, benefits, taxes and contractor payments remained relatively steady on a consolidated basis for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. This was primarily due to the Company’s continued monitoring of operations and labor costs necessary to maintain or increase revenues, including a reduction in corporate expenses.

Segment	Salaries and benefits for the three months ended March 31, 2020	Salaries and benefits for the three months ended March 31, 2019	Increase / (Decrease)
North American Transaction Solutions	$548,626	$303,990	$244,636
International Transaction Solutions	113,142	180,791	(67,649)
Corporate Expenses & Eliminations	550,721	765,548	(214,827)
Total	$1,212,489	$1,250,329	$(37,840)

Professional fees were approximately $0.4 million for the three months ended March 31, 2020 as compared to approximately $0.7 million for the three months ended March 31, 2019. The decrease was primarily related to litigation cases settled or that have been delayed.

Three months ended March 31, 2020

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$2,600	$64	$6,424	$9,088
SEC Compliance Legal Fees	-	-	45,386	45,386
Accounting and Auditing	-	-	98,357	98,357
Consulting	103,642	48,827	109,031	261,500
Total	$106,242	$48,891	$259,198	$414,331

Three months ended March 31, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$14,959	$3,456	$164,752	$183,167
SEC Compliance Legal Fees	-	-	57,429	57,429
Accounting and Auditing	-	-	97,500	97,500
Consulting	126,071	52,009	181,979	360,059
Total	$141,030	$55,465	$501,660	$698,155

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(12,359)	$(3,392)	$(158,328)	$(174,079)
SEC Compliance Legal Fees	-	-	(12,043)	(12,043)
Accounting and Auditing	-	-	857	857
Consulting	(22,429)	(3,182)	(72,948)	(98,559)
Total	$(34,788)	$(6,574)	$(242,462)	$(283,824)

All other operating expenses were relatively in line with the previous comparable quarter, with the exception of the increase in foreign currency exchange rate during the quarter ended March 31, 2020 resulting in a loss.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash Compensation:

Non-cash compensation expense was approximately $38,000 for the three months ended March 31, 2020 as compared to approximately $15,000 for the three months ended March 31, 2019.

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $443,000 for the three months ended March 31, 2020, compared to bad debt expense, representing uncollected fees of approximately $339,000 for the three months ended March 31, 2019.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs. Depreciation and amortization expense was approximately $0.8 million for the three months ended March 31, 2020 as compared to approximately $0.9 million for the three months ended March 31, 2019.

Interest Expense:

Interest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 is as follows;

Funding Source	Three months ended March 31, 2020	Three months ended March 31, 2019	Increase / (Decrease)
RBL Notes	$338,247	$230,740	$107,507
PPS Note	-	-	-
Other	10,167	14,313	(4,147)
Total	$348,414	$245,054	$103,360

Interest expense increased primarily due to the refinancing of the RBL notes.

Other Income (Expenses):

Included in other expenses for the three months ended March 31, 2019 is an accrual for approximately $99,000 in connection with a merchant loss that was under-reserved.

Liquidity and Capital Resources

Total assets at March 31, 2020 were approximately $20 million compared to approximately $23 million at December 31, 2019. The primary reason for the net decrease in total assets was the decrease in accounts receivable due to the reduction in our March 2020 processing volume.

At March 31, 2020, we had total current assets of approximately $5.9 million and approximately $8.7 million at December 31, 2019. The primary reason for the decrease in current assets was the decrease in accounts receivable and the reduction in our March 2020 transaction processing volume.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1.4 million for the three months ended March 31, 2020 and $6.5 million for the year ended December 31, 2019 and have an accumulated deficit of $180 million and a negative working capital of $2.6 million at March 31, 2020.

The recent outbreak and continuing spread of the novel coronavirus pandemic (“COVID-19”) is currently impacting countries, communities, supply chains and markets, global financial markets, as well as, the largest industry group serviced by our Company. The Company cannot predict, at this time, whether COVID-19 will have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly restaurants, and any possible future government ordinances that may further restrict restaurant and other service or retail sectors operations.

During April 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its working capital requirements. In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors.

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

On March 27, 2020, our Company entered into a Master Exchange Agreement, (the “Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"). Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding and unpaid interest due to RBL Capital Group, LLC. Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL Capital Group, LLC. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such exchange amount from RBL Capital Group, LLC. Each such tranche shall be $148,000 unless otherwise agreed to by the Company and ESOUSA. The Company received its first tranche of $148,000 on March 27, 2020, less any fees, which is reflected as accrued expenses on the accompanying balance sheet at March 31, 2020 (Refer to Note 6. Accrued Expenses).

Refer to Note 13. Subsequent Events, regarding the increase to the original $2,000,000 principal amount, referred to in the previous paragraph, to $5,000,000 principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL Capital Group, LLC.

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,492 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given, at this time, that the Company will obtain forgiveness of the Loan in whole or in part.

Our Company has decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. There can be no assurance, at this time, regarding the timing or outcome of our strategic alternatives review process or any decision as to the formalization of a plan by the Company's management.

The Company no longer complies with Nasdaq’s audit committee requirement as set forth in Listing Rule 5605 due to having less than three audit committee members. Our common stock may be delisted from the NASDAQ Capital Market, which could affect its market price and liquidity if the Company does not come into compliance, by the required date, determined by NASDAQ. In accordance with Nasdaq Listing Rule 5605(c)(4), the Company has been provided until the earlier of the Company’s next annual shareholders’ meeting or February 7, 2021, to regain compliance with the Rule, or, if the Company’s next annual shareholders’ meeting is held before August 5, 2020, then the Company must evidence compliance no later than August 5, 2020.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The net loss attributable to Net Element, Inc. stockholders was approximately $1.4 million for the three months ended March 31, 2020 compared to approximately $1.1 million for the three months March 31, 2019.

Operating activities provided approximately $0.5 million of cash for the three months ended March 31, 2020 as compared to approximately $0.2 million of cash used for the three months ended March 31, 2019. Positive operating cash flow for the three months ended March 31, 2020 was primarily due to a decrease in accounts receivable which was partially offset by a decrease in accounts payable and deferred revenue, and an increase in accrued expenses. Negative operating cash flow for the three months ended March 31, 2019 was primarily due to cash used in the normal course of business and an increase in accounts payable and accrued expenses.

Investing activities used approximately $0.4 million in cash for the three months ended March 31, 2020 as compared to approximately $1.1 million used in investing activities for the three months ended March 31, 2019. The decrease in cash used in investing activities was primarily due to the original recording of an operating lease right-of-use liability in the first quarter of 2019 and a decrease in client acquisition costs.

Financing activities provided approximately $0.1 million in cash for the three months ended March 31, 2020 as compared to approximately $0.2 million for the three months ended March 31, 2019.

Off-balance sheet arrangements

At March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not deemed effective due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13(a)-15(f) and Rule 15(d)-15(f) under the Exchange Act), as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2019, under the heading “Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control

As of March 31, 2020, the material weaknesses disclosed in our Form 10-K for the year ended December 31, 2019 have not yet been fully remediated; however, significant progress was made during 2019 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting have included retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members. Remediation activities for our material weaknesses include:

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

Due to the current COVID-19 pandemic, the Company has had to allocate resources to mitigate risks with its current merchant accounts and evaluated its operational plans to eliminate any potential exposure to its disclosure controls and procedures. Pending the outcome of this uncertainty, including travel restrictions to Russia, we cannot determine how or when we expect to remediate the material weaknesses noted above, including the allocation of appropriate resources to department heads during 2020.

Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d- 15(d) of the Exchange Act during our quarter ended March 31, 2020 that are reasonably likely to materially affect our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal proceedings

For a discussion of legal proceedings, Refer to Note 9. "Commitments and Contingencies” in the condensed consolidated financial statements contained in Part I, Item 1 of this Report, which section is incorporated by reference herein.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results of operation. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition and/or future operating results.

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

10.1	Employment Agreement, dated as of February 25, 2020, between Net Element, Inc. and Steven Wolberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.2	Master Exchange Agreement, dated as of March 27, 2020 between the Company and ESOUSA Holdings, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2020)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

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

Net Element, Inc.

Date: May 15, 2020	By:	/s/ Oleg Firer
Name: Oleg Firer
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey Ginsberg
Name: Jeffrey Ginsberg Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)