Form 10-Q
period 2020-06-30
Net Element, Inc.
filed 2020-08-13
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of August 13, 2020 was 4,596,709.

Net Element, Inc.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$865,812	$486,604
Accounts receivable, net	5,855,538	6,560,928
Prepaid expenses and other assets	1,530,625	1,621,144
Total current assets, net	8,251,975	8,668,676
Intangible assets, net	4,703,406	5,678,649
Goodwill	7,681,186	7,681,186
Operating lease right-of-use asset	316,118	380,986
Other long term assets	730,185	629,651
Total assets	$21,682,870	$23,039,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,360,103	$6,037,833
Accrued expenses	2,121,161	1,800,344
Deferred revenue	1,291,703	1,401,117
Notes payable (current portion)	936,391	909,086
Operating lease liability (current portion)	68,859	133,727
Due to related party	81,591	126,662
Total current liabilities	9,859,808	10,408,769
Operating lease liability (net of current portion)	247,259	247,259
Notes payable (net of current portion)	8,986,881	8,342,461
Total liabilities	19,093,948	18,998,489

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized 4,195,670 and 4,111,082 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively)	419	410
Paid in capital	185,496,940	185,297,069
Accumulated other comprehensive loss	(2,209,363)	(2,274,187)
Accumulated deficit	(180,442,122)	(178,750,634)
Non-controlling interest	(256,952)	(231,999)
Total stockholders' equity	2,588,922	4,040,659
Total liabilities and stockholders' equity	$21,682,870	$23,039,148

See Accompanying Notes to the Condensed Consolidated Unaudited Financial Statements.

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net revenues
Service fees	$13,718,609	$16,487,311	$29,556,175	$31,534,494
Total Revenues	13,718,609	16,487,311	29,556,175	31,534,494

Costs and expenses:
Cost of service fees	11,536,787	13,901,365	24,837,195	26,161,512
Selling, general and administrative	1,385,329	2,299,070	3,701,221	4,683,936
Non-cash compensation	7,500	2,005,840	45,900	2,020,847
Bad debt expense	33,310	143,190	476,088	482,498
Depreciation and amortization	772,402	747,347	1,551,844	1,598,567
Total costs and operating expenses	13,735,328	19,096,812	30,612,248	34,947,360
Loss from operations	(16,719)	(2,609,501)	(1,056,073)	(3,412,866)
Interest expense	(341,020)	(252,582)	(689,433)	(497,635)
Other income	19,325	1,284,411	29,065	1,198,018
Net loss from continuing operations before income taxes	(338,414)	(1,577,672)	(1,716,441)	(2,712,483)
Income taxes	-	-	-	-
Net loss from continuing operations	(338,414)	(1,577,672)	(1,716,441)	(2,712,483)
Net loss attributable to the non-controlling interest	13,724	40,225	24,953	54,191
Net loss attributable to Net Element, Inc. stockholders	(324,690)	(1,537,447)	(1,691,488)	(2,658,292)
Foreign currency translation	(65,990)	(5,537)	64,824	(20,099)
Comprehensive loss attributable to common stockholders	$(390,680)	$(1,542,984)	$(1,626,664)	$(2,678,391)

Loss per share - basic and diluted	$(0.08)	$(0.37)	$(0.41)	$(0.68)

Weighted average number of common shares outstanding - basic and diluted	4,175,148	4,199,076	4,146,396	3,908,872

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(1,691,488)	$(2,658,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(24,953)	(54,191)
Share based compensation	45,899	2,020,847
Deferred revenue	(109,414)	(1,046,398)
Provision for bad debt	(8,668)	(8,927)
Depreciation and amortization	1,551,844	1,598,567
Non cash interest	46,552	21,711
Changes in assets and liabilities:
Accounts receivable	700,506	1,165,261
Prepaid expenses and other assets	(287,386)	668,646
Accounts payable and accrued expenses	(538,178)	(2,305,202)
Net cash used in operating activities	(315,286)	(597,978)

Cash flows from investing activities:
Client acquisition costs	(359,350)	(1,210,278)
Purchase of equipment and changes in other assets	(35,666)	(468,287)
Net cash used in investing activities	(395,016)	(1,678,565)

Cash flows from financing activities:
Proceeds from SBA Loans	651,392	-
Proceeds from indebtedness	174,314	1,116,500
Repayment of indebtedness	-	(209,084)
Lease liability	(64,868)	442,094
Related party advances	159,432	166,561
Net cash provided by financing activities	920,270	1,516,071

Effect of exchange rate changes on cash	14,589	6,271
Net increase (decrease) in cash	224,557	(754,201)

Cash and restricted cash at beginning of period	1,116,255	2,249,551
Cash and restricted cash at end of period	$1,340,812	$1,495,350

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$336,120	$475,924
Taxes	$-	$103,841

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying June 30, 2020 interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

NOTE 3. LIQUIDITY AND GOING CONCERN

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1.7 million for the six months ended June 30, 2020 and $6.5 million for the year ended December 31, 2019 and have an accumulated deficit of $180.4 million and a negative working capital of $1.6 million at June 30, 2020.

The continuing spread of the novel coronavirus pandemic (“COVID-19”) is currently impacting countries, communities, supply chains and markets, global financial markets, as well as, the largest industry group serviced by our Company. The Company cannot predict, at this time, whether COVID-19 will continue to have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly restaurants, and any possible future government ordinances that may further restrict restaurant and other service or retail sectors operations.

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements. Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. There can be no assurance, at this time, regarding the eventual outcome of our planned strategic alternatives.  In most respects, it is still too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our merchant processing business, our merchants, our planned strategic alternatives to enhance current shareholder value, our current investors, and/or future potential investors.

As part of our Company's plan to obtain capital to fund future operations, on March 27, 2020, our Company entered into a Master Exchange Agreement, (the “ESOUSA Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding and unpaid interest due to RBL Capital Group, LLC ("RBL"). Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL.  ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such exchange amount from RBL. Each such tranche shall be $148,000 unless otherwise agreed to by the Company and ESOUSA. On April 23, 2020, the Company entered into an amendment (the “Amendment”) to the ESOUSA Agreement with ESOUSA. The Amendment increased from $2,000,000 to $5,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement. The Company has the right, pursuant to the ESOUSA Agreement (as amended by the Amendment), to request ESOUSA to exchange in tranches such promissory notes for shares of the Company’s common stock on the terms and conditions and subject to the limitations set forth in the ESOUSA Agreement. On August 3, 2020, our Company entered into a Second Amendment (the “Second Amendment”) to the Agreement. The Second Amendment increased from $5,000,000 to $15,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL, in connection with the ESOUSA Agreement. Our Company has the right pursuant to the Agreement (as amended by the Amendment) to request ESOUSA to exchange in tranches such promissory notes for shares of the Company’s common stock on the terms and conditions and subject to the limitations set forth in the Agreement.

The Company received its first tranche of approximately $148,000 on March 27, 2020, less any fees. In April 2020, ESOUSA exchanged the promissory note for shares in our Company's common stock which has been reflected in our stockholders" equity section. (Refer to  Note 11. Stockholders" Equity). The Company received a second tranche of approximately $143,000 on April 28, 2020, less any fees, which is reflected in accrued expenses on the accompanying consolidated balance sheet as of June 30, 2020. No shares of the Company's common stock have been issued as of this date in connection with this tranche. On August 11, 2020, the Company received a third tranche of approximately $707,000 from RBL, less any fees. The Company issued 66,190 shares of its' common stock to ESOUSA in connection with this transaction.

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,493 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given, at this time, that the Company will obtain forgiveness of the Loan in whole or in part. (Refer to Note 7. Notes Payable).

On May 18, 2020, the Company entered into a promissory note in the amount of $159,899 made to the Company by the U.S. Small Business Administration under the Economic Injury Disaster Loan program. (Refer to Note 7. Notes Payable).

On August 4, 2020, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mullen Technologies, Inc., a California corporation (“Mullen”), and Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to, and on the terms and subject to the conditions of, the Merger Agreement, Merger Sub will be merged with and into Mullen (the “Merger”), with Mullen continuing as the surviving corporation in the Merger. After Mullen’s completion and delivery to our Company, of the audited financial statements for Mullen and its subsidiaries and affiliates required to be included in a registration statement, the Company intends to prepare and file with the Commission a registration statement on Form S-4 (together with all amendments thereto, the “Registration Statement”) in which the proxy statement will be included as a part of the prospectus, in connection with the registration under the Securities Act of the shares of Parent Shares to be issued in connection with the transactions contemplated in the Merger Agreement. The Merger Agreement contains termination rights for each of the Company and Mullen, including, among others, (i) in the event that the Merger has not been consummated by December 31, 2020, (ii) in the event that the requisite approval of the Company’s stockholders is not obtained upon a vote thereon, (iii) in the event that any governmental authority shall have taken action to restrain, enjoin or prohibit the consummation of the Merger, which action shall have become final and non-appealable and (iv) in the event that there is a breach by the other party of any of its representations, warranties, covenants or agreements, which breach is sufficiently material and not timely cured or curable. In addition, Mullen may terminate the Merger Agreement if, prior to receipt of the requisite approval of the Company’s stockholders, the Company’s board of directors shall have changed their recommendation in respect of the Merger. Further, the Company may terminate the Merger Agreement prior to receipt of the requisite approval of the Company’s stockholders to enter into a definitive agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement).

Consummation of the Merger, the Divestiture, the Private Placement and the other transactions contemplated in the Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Merger Agreement will be completed.

As contemplated by the Merger Agreement, on August 11, 2020, our Company as lender, entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the Merger Agreement is terminated for any reason by any party thereto and (ii) the Merger Effective Time (as defined in the Merger Agreement).

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

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $162,000 and $134,000 at June 30, 2020 and December 31, 2019, respectively. We maintained approximately $39,000 and $30,000 in uninsured bank accounts in Russia and the Cayman Islands at June 30, 2020 and December 31, 2019, respectively.

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

	June 30, 2020	December 31, 2019
Cash on consolidated balance sheet	$865,812	$486,604
Restricted cash	475,000	629,651
Total cash and restricted cash	$1,340,812	$1,116,255

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

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the year ended December 31, 2019 or the six months ended June 30, 2020.

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

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the six months ended June 30, 2020 and June 30, 2019.

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

At December 31, 2019, our management determined that an impairment charge of approximately $1.3 million was necessary to reduce the goodwill relating to the acquisition of PayOnline which is part of our International Transaction Solutions segment . We did not recognize any impairment charge to goodwill during the six months ended June 30, 2020

For a discussion of the estimate methodology and the significance of various inputs, please see the subheading below titled “Use of Estimates.”

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables, and a note payable. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of notes payable of approximately $9.9 million and $9.3 million at June 30, 2020 and December 31, 2019, respectively, approximates fair value because current borrowing rates do not materially differ from market rates for similar bank borrowings. The notes payable are classified as a Level 2 item within the fair value hierarchy.

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

Our transactional processing fees are generated primarily from TOT Group doing business as Unified Payments, which is our North American Transaction Solutions segment, PayOnline, which is our International Transaction Solutions segment, and Aptito, which is our point of sale solution for restaurants.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at June 30, 2020.

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

Recent accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update changed how companies measure and recognize credit impairment for many financial assets. The new expected credit loss model will require companies to immediately recognize an estimate of credit losses expected to occur over the remaining life of the financial assets (including trade receivables) that are within the scope of the update. The update also made amendments to the current impairment model for held-to-maturity and available-for-sale debt securities and certain guarantees. The guidance was effective for us on January 1, 2020. The adoption of this guidance did not have a material impact on our consolidated financial statements.

NOTE 5. INTANGIBLE ASSETS

The Company had approximately $4.7 million and $5.7 million in intangible assets, net of amortization, at June 30, 2020 and December 31, 2019, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of June 30, 2020

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,378,248	$(2,306,565)	$71,682	3 years - straight-line
Portfolios and Client Lists	7,714,665	(6,195,599)	1,519,066	4 years - straight-line
Client Acquisition Costs	8,625,568	(5,512,910)	3,112,658	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$20,308,876	$(15,605,470)	$4,703,406

Intangible assets consisted of the following as of December 31, 2019

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,343,888	$(2,240,695)	$103,193	3 years - straight-line
Portfolios and Client Lists	7,714,665	(5,614,880)	2,099,785	4 years - straight-line
Client Acquisition Costs	8,238,018	(4,762,347)	3,475,671	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$19,886,966	$(14,208,317)	$5,678,649

Amortization expense for the intangible assets was approximately $679,000 and $649,000 for the three months June 30, 2020 and 2019, respectively. Amortization expense for each of the six months ended June 30, 2020 and 2019 was approximately $1.4 million.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2020 (remainder of year)	$567,754
2021	1,135,508
2022	1,135,508
2023	1,123,561
2024	741,075
Balance June 30, 2020	$4,703,406

NOTE 6. ACCRUED EXPENSES

At June 30, 2020 and December 31, 2019, accrued expenses amounted to approximately $2.1 million and $1.8 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflect the balances outstanding as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Accrued professional fees	$283,071	$276,239
PayOnline accrual	-	69,039
Accrued interest	89,573	43,021
Accrued bonus	1,516,808	1,318,060
Accrued foreign taxes	863	2,064
Other accrued expenses	230,846	91,921
Total accrued expenses	$2,121,161	$1,800,344

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO, which was approximately $1.2 million and $1.0 million at June 30, 2020 and December 31, 2019, respectively, and approximately $362,000 and $339,000 at June 30, 2020 and December 31, 2019, respectively, for discretionary performance bonuses due to certain employees.

Included in other accrued expenses at June 30, 2020 is approximately $136,000 in connection with a tranche received from ESOUSA pursuant to the ESOUSA Agreement, which was subsequently paid through the issuance of common shares of our Company.

NOTE 7. NOTES PAYABLE

Notes payable consist of the following:

	June 30, 2020	December 31, 2019
RBL Capital Group, LLC	$9,431,157	$9,431,157
SBA Loan - EIDL	159,899	-
SBA Loan - PPP	491,493	-
Subtotal	10,082,549	9,431,157
Less: deferred loan costs	(159,277)	(179,610)
Subtotal	9,923,272	9,251,547
Less: current portion	(936,391)	(909,086)
Long term debt	$8,986,881	$8,342,461

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

On March 27, 2020, our Company entered into a Master Exchange Agreement, (the “ESOUSA Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding plus interest due to RBL Capital Group, LLC. Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL Capital Group, LLC. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase ofsuch Exchange Amount from RBL Capital Group, LLC. Each such tranche to be $148,000 unless otherwise agreed to by the Company and ESOUSA. The Company received its first tranche of approximately $148,000 on March 27, 2020, less any fees. In April 2020, ESOUSA exchanged the promissory note for shares in our Company's common stock which has been reflected in our stockholders" equity section. (Refer to  Note 11. Stockholders" Equity).

On April 23, 2020, the Company entered into an amendment (the “Amendment”) to the ESOUSA Agreement. The Amendment increased from $2,000,000 to $5,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement. The Company received a second tranche of approximately $143,000 on April 28, 2020, less any fees, which is reflected in accrued expenses on the accompanying consolidated balance sheet as of June 30, 2020. No shares of the Company's common stock have been issued as of this date in connection with this tranche.

On August 3, 2020, our Company entered into a Second Amendment (the “Second Amendment”) to the ESOUSA Agreement. The Second Amendment increased from $5,000,000 to $15,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement.

On August 11, 2020, the Company received a third tranche of approximately $707,000 from RBL, less any fees. The Company issued 66,190 shares of its' common stock to ESOUSA in connection with this tranche.

SBA Loans

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,493 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given, at this time, that the Company will obtain forgiveness of the Loan in whole or in part. (Refer to Note 7. Notes Payable).

On May 18, 2020, the Company entered into a promissory note (the "Note") in the amount of $159,899 made to the Company by the U.S. Small Business Administration under the Economic Injury Disaster Loan program. Monthly installment payments on the Note will begin twelve months from the date of the Note, with the balance of any accrued principal and interest at 3.75% annually, payable thirty years from the date of the Note.

Scheduled notes payable principal repayment at June 30, 2020 is as follows:

2020 (remainder of year)	$936,391
2021	2,353,216
2022	2,470,767
2023	3,418,653
2024	763,380
thereafter	140,141
Balance June 30, 2020	$10,082,549

NOTE 8. CONCENTRATIONS

Our credit card processing revenues are from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the three and six months ended June 30, 2020 and 2019.

During the six months ended June 30, 2020, we processed 33% of our total revenue with Priority Payment Systems, 46% from our own dedicated BIN/ICA with Esquire Bank, and 10% with First Data Corp. During the six months ended June 30, 2019, we processed 49% of our total revenue with Priority Payment Systems, 35% from our own dedicated BIN/ICA with Esquire Bank, and 7% from First Data Corp.

During the three months ended June 30, 2020, we processed 27% of our total revenue with Priority Payment Systems, 50% from our own dedicated BIN/ICA with Esquire Bank, and 10% with First Data Corp. During the three months ended June 30, 2019, we processed 46% of our total revenue with Priority Payment Systems, 38% from our own dedicated BIN/ICA with Esquire Bank, and 8% from First Data Corp.

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

Minimum Billing Processing Fees Commitment

We have non-exclusive agreements with two of our processors to provide services related to processing. The agreements require us to submit a minimum number of  billable processing fees. If we submit an amount that is lower than the minimum, we are required to pay to each processor the fees it would have received if we had submitted the required minimum number of billable processing fees. As of June 30, 2020, the aggregate minimum monthly processing fees for these processors amounts to approximately $150,000 per month.

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

On September 26, 2019, we entered into a lease for additional office space in the building that our current office space is located for our North American Transactions Solutions. The space is for 5,875 square feet and the term is for 5 years commencing on September 23, 2019 and expiring on September 30, 2024. The monthly base rent is $16,156 ($193,875 per year) plus sales tax. In consideration of our Company foregoing its rights to credits towards the cubicle installation, the lease was amended. The amended lease requires the Company to begin paying $11,500 effective July 7, 2020, with the original monthly rent payment of $16,156 commencing on January 1, 2021. In addition, commencing on March 1, 2021, our Company will begin making up the difference between the original monthly lease payment of $16,156 and the amended monthly lease payment of $11,500, the deferred monthly rent, by paying the landlord an additional $2,000 per month until the deferred portion of the rent is fully repaid. The Company is expected to occupy these premises in the near future.

Net Element Software, our subsidiary, currently leases approximately 1,654 square feet of office space in Yekaterinburg, Russia, where we develop value added services, mobile applications, smart terminals applications, sales central ERP system development and marketing activities, at an annual rent of approximately $21,000.The lease term expired on June 1, 2019 and was renewed with indefinite terms.

International Transaction Solutions

The Company occupies an office in Moscow, Russia with approximately 1600 square feet at an annual rent of $50,900, which lease expired on February 10, 2020. This lease was renewed with indefinite terms.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or move to new facilities on acceptable terms.

The following table presents a reconciliation of the undiscounted future minimum lease payments, under the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters, to the amounts reported as operating lease liabilities on the consolidated balance sheet as of June 30, 2020:

Operating Lease
Undiscounted future minimum lease payments:
2020 (remainder of year)	$86,124
2021	172,248
2022	100,478
Total	$358,850
Amount representing imputed interest	(42,732)
Total operating lease liability	316,118
Current portion of operating lease liability	(68,859)
Operating Lease Liability, non-current	$247,259

As of June 30, 2020
Remaining term on Lease	2.00
Incremental borrowing rate	12%

As of June 30, 2020, the future minimum lease payments under other operating leases, not subject to Topic 842, are approximately $122,000 for the remainder of the year.

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

On August 14, 2019, the court granted final Summary Judgment in favor of the Company, removing Net Element as a party to the lawsuit and denying Aptito.com, Inc’s Motion for rehearing and reconsideration of this matter. Aptito, LLC, in which the Company has a majority ownership interest, remains a Defendant in this litigation. On September 17, 2019, the court granted the Company’s Motion for sanctions against the attorney representing Aptito.com, Inc. in this matter. The Company is pursuing collection of legal fees incurred from the Plaintiff and their attorney. This matter was pending a special set hearing to be held on March 23, 2020. That hearing was postponed and rescheduled for hearing in July 2020. On July 23, 2020, the Court entered a judgement against the attorney representing Aptito.com and awarded attorney fees to the Company. The attorney stated on the record he will be filing for bankruptcy. The Company intends pursuing recovery from the attorney.

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

NOTE 10. RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2020 and 2019, agent commissions resulting from merchant processing of approximately and $18,000 were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $186,000 and $195,000 for the three months ended June 30, 2020 and 2019, respectively.

During the six months ended June 30, 2020 and 2019, agent commissions resulting from merchant processing of approximately $58,000 and $36,000, respectively,were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $412,000 and $365,000 for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020 and December 31, 2019, we had accrued expenses of approximately $61,000 and $127,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets. In addition, approximately $74,000 of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards, are included in accounts payable.

On March 27, 2020, our Company entered into a Master Exchange Agreement, (the “ESOUSA Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding plus interest due to RBL Capital Group, LLC. Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL Capital Group, LLC. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase ofsuch Exchange Amount from RBL Capital Group, LLC. Each such tranche to be $148,000 unless otherwise agreed to by the Company and ESOUSA. The Company received its first tranche of approximately $148,000 on March 27, 2020, less any fees. In April 2020, ESOUSA exchanged the promissory note for shares in our Company's common stock which has been reflected in our stockholders" equity section. (Refer to  Note 11. Stockholders" Equity).

On April 23, 2020, the Company entered into an amendment (the “Amendment”) to the ESOUSA Agreement with ESOUSA. The Amendment increased from $2,000,000 to $5,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement. The Company received a second tranche of approximately $143,000 on April 28, 2020, less any fees, which is reflected in accrued expenses on the accompanying consolidated balance sheet as of June 30, 2020. No shares have been issued as of this date in connection with this tranche.

On August 3, 2020, our Company entered into a Second Amendment (the “Second Amendment”) to the Agreement. The Second Amendment increased from $5,000,000 to $15,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement.

On August 11, 2020, the Company received a third tranche of approximately $707,000 from RBL, less any fees. The Company issued 66,190 shares of its' common stock to ESOUSA in connection with this tranche.

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

The following table represents the change in our stockholders' equity for the three and six months ended June 30, 2020 and 2019:

	Three and Six Months Ended June 30, 2019
	Common Stock		Paid in	Accumulated Other	Non-controlling	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Loss	interest	Deficit	Stockholder's Equity
Balance December 31, 2018	3,863,019	$386.30	$183,246,232	$(2,232,163)	$(125,737)	$(172,292,252)	$8,596,466
Share based compensation	2,448	0.24	15,006	-	-	-	15,006
Net loss	-	-	-	-	(13,966)	(1,120,847)	(1,134,813)
Comprehensive loss - foreign currency translation	-	-	-	(14,561)	-	-	(14,561)
Balance March 31, 2019	3,865,467	$386.55	$183,261,238	$(2,246,724)	$(139,703)	$(173,413,099)	$7,462,098
Share based compensation	319,047	23.90	2,005,816				2,005,840
Net loss	-	-	-		(40,225)	(1,537,447)	(1,577,672)
Comprehensive loss - foreign currency translation	-	-	-	(5,537)			(5,537)
Balance June 30, 2019	4,184,514	$410.45	$185,267,054	$(2,252,261)	$(179,928)	$(174,950,546)	$7,884,729

	Three and Six Months Ended June 30, 2020
	Common Stock		Paid in	Accumulated Other	Non-controlling	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Loss	interest	Deficit	Stockholder's Equity
Balance December 31, 2019	4,111,082	$410.66	$185,297,069	$(2,274,187)	$(231,999)	$(178,750,634)	$4,040,660
Share based compensation	14,672	1.47	45,896	-	-	-	45,897
Expenses paid in connection with ESOUSA transaction	-	-	(5,000)	-	-	-	(5,000)
Net loss	-	-	-	-	(11,228)	(1,366,798)	(1,378,026)
Comprehensive loss - foreign currency translation	-	-	-	130,813	-	-	130,813
Balance March 31, 2020	4,125,754	$412.13	$185,337,965	$(2,143,374)	$(243,227)	$(180,117,432)	$2,834,345
Share based compensation	4,054	0.41	7,500				7,500
ESOUSA transaction	65,862	6.59	151,475				151,482
Net loss	-	-	-		(13,724)	(324,690)	(338,414)
Comprehensive loss - foreign currency translation	-	-	-	(65,990)			(65,990)
Balance June 30, 2020	4,195,670	$419.13	$185,496,940	$(2,209,364)	$(256,951)	$(180,442,122)	$2,588,923

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

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at June 30, 2020 and December 31, 2019 was 153,709 and 252,436, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Shares and Stock Options

During the three months ended June 30, 2020 and 2019, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $7,500 and $15,000, respectively.

During the six months ended June 30, 2020 and 2019, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of approximately $15,000 and $30,000, respectively.

At June 30, 2020 and December 31, 2019, we had 154,005 incentive stock options outstanding with a weighted average exercise price of $10.73 and a weighted average remaining contract term of 7.58 years at June 30, 2020 and 8.08 years at December 31, 2019, respectively. All of the stock options were anti-dilutive at June 30, 2020 and December 31, 2019.

NOTE 12. WARRANTS AND OPTIONS

Options

At June 30, 2020 and December 31, 2019, we had fully vested options outstanding to purchase 314,218 shares of common stock at exercise prices ranging from $3.27 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options using the then quoted stock price at the grant date.

Warrants

At June 30, 2020 and December 31, 2019, we had warrants outstanding to purchase 728,583 shares of common stock. At June 30, 2020 the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 2.50 years. At December 31, 2019, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 3.00 years.

Non-Incentive Plan Options

At June 30, 2020 and December 31, 2019, we had 323,498 non-incentive options outstanding with a weighted-average exercise price of $21.84. The non-incentive options have a remaining contract term of .42 years at June 30, 2020. These options were out of the money at June 30, 2020 and December 31, 2019 and had no intrinsic value.

NOTE 13. SUBSEQUENT EVENT

On August 3, 2020, our Company entered into a Second Amendment (the “Second Amendment”) to the Agreement. The Second Amendment increased from $5,000,000 to $15,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement. On August 11, 2020, the Company received a third tranche of approximately $707,000 from RBL, less any fees. The Company issued 66,190 shares of its' common stock to ESOUSA shares in connection with this tranche.

On August 4, 2020, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mullen Technologies, Inc., a California corporation (“Mullen”), and Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to, and on the terms and subject to the conditions of, the Merger Agreement, Merger Sub will be merged with and into Mullen (the “Merger”), with Mullen continuing as the surviving corporation in the Merger. After Mullen’s completion and delivery to our Company, of the audited financial statements for Mullen and its subsidiaries and affiliates required to be included in a registration statement, the Company intends to prepare and file with the Commission a registration statement on Form S-4 (together with all amendments thereto, the “Registration Statement”) in which the proxy statement will be included as a part of the prospectus, in connection with the registration under the Securities Act of the shares of Parent Shares to be issued in connection with the transactions contemplated in the Merger Agreement. The Merger Agreement contains termination rights for each of the Company and Mullen, including, among others, (i) in the event that the Merger has not been consummated by December 31, 2020, (ii) in the event that the requisite approval of the Company’s stockholders is not obtained upon a vote thereon, (iii) in the event that any governmental authority shall have taken action to restrain, enjoin or prohibit the consummation of the Merger, which action shall have become final and non-appealable and (iv) in the event that there is a breach by the other party of any of its representations, warranties, covenants or agreements, which breach is sufficiently material and not timely cured or curable. In addition, Mullen may terminate the Merger Agreement if, prior to receipt of the requisite approval of the Company’s stockholders, the Company’s board of directors shall have changed their recommendation in respect of the Merger. Further, the Company may terminate the Merger Agreement prior to receipt of the requisite approval of the Company’s stockholders to enter into a definitive agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement).

As contemplated by the Merger Agreement, on August 11, 2020, our Company as lender, entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the Merger Agreement is terminated for any reason by any party thereto and (ii) the Merger Effective Time (as defined in the Merger Agreement).

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

This Report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business, including with respect to joint ventures; the successful integration of future acquisitions; our future responses to and the anticipated impact of novel coronavirus COVID-19 ("COVID-19"); and the potential Merger between the Company and Mullen and the related transactions, including the planned Divestiture.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results, including actual revenues, revenue growth rates and margins, other results of operations and shareholder values, could differ materially from those anticipated in our forward-looking statements as a result of known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Part II, Item 1A - Risk Factors of this Report and in our Annual Report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the SEC, including under “Cautionary Note Regarding Forward-looking Statements” in the Company’s Current Report on Form 8-K filed on August 5, 2020, as amended.  In particular, these statements also depend on the duration, severity, and evolution of the COVID-19 pandemic and related risks, and its effect on our business, financial condition, results of operations and cash flows. These cautionary statements qualify all of our forward-looking statements, and you are cautioned not to place undue reliance on these forward-looking statements.

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

Since March 2020, we have taken initiatives to help minimize the risks to our business and protect our shareholders. Our management team’s experience during the 2008 financial crisis is proving to be very valuable in dealing with the current crisis. Our entire staff is fully committed and working diligently to support our merchants through these difficult times. Most of our merchants have contactless payment acceptance capabilities through their POS solutions, as well as, e-commerce and mobile contactless payment acceptance capabilities to eliminate the need for physical payments to help reduce the spread of COVID-19. The following initiatives, including an extensive business continuity plan, have been implemented:

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

● Most of our merchants have contactless payment acceptance capabilities through their POS devices from equipment manufacturers such as PAX, Poynt and Verifone which are fully integrated into Netevia and Aptito platforms
● We launched an initiative to deploy contactless payment acceptance equipment to merchants that don’t currently have it
● Mobile contactless payment acceptance is available through our Unified mPOS App which can be downloaded from Apple’s App Store and Google’s Google Play Apps
● Online ecommerce payments through shopping carts allow our merchants to sell their products and services to customers that prefer to shop from the convenience of their homes

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements. Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. Accordingly, on August 4, 2020, the Company entered into a merger agreement in connection with the contemplated merger (the “Merger”) with Mullen Technologies, Inc., a California corporation (“Mullen”), and certain related transactions, including a divestiture of the Company’s existing business operations.  See “—Recent Developments—Mullen Merger and Related Transactions” for additional information. There can be no assurance, at this time, regarding the eventual outcome of our planned strategic alternatives, including the Merger and the related transactions. In most respects, it is still too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our merchant processing business, our merchants, our planned strategic alternatives to enhance current shareholder value, our current investors, and/or future potential investors.

As part of our Company's plan to obtain capital to fund future operations, on March 27, 2020, our Company entered into a Master Exchange Agreement, (the “ESOUSA Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding and unpaid interest due to RBL Capital Group, LLC ("RBL"). Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL.  ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such exchange amount from RBL. Each such tranche shall be $148,000 unless otherwise agreed to by the Company and ESOUSA. On April 23, 2020, the Company entered into an amendment (the “Amendment”) to the ESOUSA Agreement. The Amendment increased from $2,000,000 to $5,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement. The Company has the right, pursuant to the ESOUSA Agreement (as amended by the Amendment), to request ESOUSA to exchange in tranches such promissory notes for shares of the Company’s common stock on the terms and conditions and subject to the limitations set forth in the ESOUSA Agreement. On August 3, 2020, our Company entered into a Second Amendment (the “Second Amendment”) to the ESOUSA Agreement. The Second Amendment increased from $5,000,000 to $15,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,493 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given, at this time, that the Company will obtain forgiveness of the Loan in whole or in part.

On May 18, 2020, the Company entered into a promissory note in the amount of $159,899 made to the Company by the U.S. Small Business Administration under the Economic Injury Disaster Loan program.

Mullen Merger and Related Transactions

On August 4, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mullen and Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”).  Pursuant to, and on the terms and subject to the conditions of, the Merger Agreement, Merger Sub will be merged with and into Mullen, with Mullen continuing as the surviving corporation in the Merger.   The parties to the Merger Agreement intend that the number of shares of the Company’s common stock outstanding immediately after the Merger effective time on a fully diluted and fully converted basis will not exceed 75,000,000, with 15% of such common stock outstanding immediately after the Merger effective time on a fully diluted and fully converted basis to be allocated to the persons that hold shares of the Company common stock immediately prior to the Merger effective time (the “Parent Pre-Merger Stockholders”) (subject to upward adjustment described below).

The parties to the Merger Agreement intend that, subject to the Company’s stockholders’ approval, the Company will effect a private placement of the Company common stock prior to the Merger effective time (the “Private Placement”) and to loan at 14% annual interest rate compounding monthly all or a portion of the net proceeds of the Private Placement to Mullen on an unsecured basis. In connection with such financing, for every one dollar of loan funding (including all accrued interest on such loans) provided by the Company to Mullen prior to the Merger effective time, the Parent Pre-Merger Stockholders will retain an additional 0.00000067% of the shares of the Company common stock to be outstanding on a fully diluted basis immediately after the Merger effective time.

The Parties to the Merger Agreement intend that, prior to the Merger effective time but, subject to and after the Company’s stockholders’ approval, the Company will divest itself of its existing business operations to another party, and will cause such party to assume all liabilities of the Company directly related to its operations of its existing business immediately prior to the closing of such divestiture (the “Divestiture”).

As contemplated by the Merger Agreement, on August 11, 2020, our Company as lender, entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the Merger Agreement is terminated for any reason by any party thereto and (ii) the Merger Effective Time (as defined in the Merger Agreement).

Consummation of the Merger, the Divestiture, the Private Placement and the other transactions contemplated in the Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Merger Agreement will be completed.

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

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three and six months ended June 30, 2020 and 2019. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended June 30, 2020	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$12,977,536	$741,073	$-	$13,718,609
Cost of revenues	11,016,028	520,759	-	11,536,787
Gross Margin	1,961,508	220,314	-	2,181,822
Gross margin %	15%	30%	-	16%
Selling, general and administrative	720,538	125,785	539,006	1,385,329
Non-cash compensation	-	-	7,500	7,500
Provision for bad debt	31,755	1,555	-	33,310
Depreciation and amortization	765,823	6,579	-	772,402
Interest expense, net	341,020	-	-	341,020
Other expense	(17,846)	9,289	(10,768)	(19,325)
Net (loss) income for segment	$120,218	$77,106	$(535,738)	$(338,414)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	13,545,980	455,704	-	14,001,684
Total segment assets	$20,217,730	$1,465,140	$-	$21,682,870

Three months ended June 30, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$15,737,998	$749,313	$-	$16,487,311
Cost of revenues	13,444,074	457,291	-	13,901,365
Gross Margin	2,293,924	292,022	-	2,585,946
Gross margin %	15%	39%	-	16%
Selling, general and administrative	669,730	248,213	1,381,127	2,299,070
Non-cash compensation	48,433	-	1,957,407	2,005,840
Provision for bad debt	141,827	1,363	-	143,190
Depreciation and amortization	738,117	9,230	-	747,347
Interest expense, net	252,582	-	-	252,582
Other (income) expense	295,939	(1,164,554)	(415,796)	(1,284,411)
Net (loss) income for segment	$(647,040)	$(8,248,059)	$8,103,532	$(1,577,672)
Goodwill	6,671,750	2,336,002	-	9,007,752
Other segment assets	13,888,723	354,620	-	14,243,343
Total segment assets	$20,560,473	$2,690,622	$-	$23,251,095

Six months ended June 30, 2020	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$28,131,616	$1,424,559	$-	$29,556,175
Cost of revenues	23,840,300	996,895	-	24,837,195
Gross Margin	4,291,316	427,664	-	4,718,980
Gross margin %	15%	30%	-	16%
Selling, general and administrative	1,590,103	536,760	1,574,358	3,701,221
Non-cash compensation	-	-	45,900	45,900
Provision for bad debt	475,018	1,070	-	476,088
Depreciation and amortization	1,537,065	14,779	-	1,551,844
Interest expense, net	689,433	-	-	689,433
Other expense (income)	(17,846)	(451)	(10,768)	(29,065)
Net (loss) income for segment	$17,543	$(124,494)	$(1,609,490)	$(1,716,441)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	13,545,980	455,704	-	14,001,684
Total segment assets	$20,217,730	$1,465,140	$-	$21,682,870

Six months ended June 30, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$30,101,504	$1,432,990	$-	$31,534,494
Cost of revenues	25,212,812	948,700	-	26,161,512
Gross Margin	4,888,692	484,290	-	5,372,982
Gross margin %	16%	34%	-	17%
Selling, general and administrative	1,286,166	521,618	2,876,152	4,683,936
Non-cash compensation	48,433	-	1,972,414	2,020,847
Provision for bad debt	491,147	(8,649)	-	482,498
Depreciation and amortization	1,580,658	17,909	-	1,598,567
Interest expense, net	497,635	-	-	497,635
Other (income) expense	295,939	(1,177,160)	(316,797)	(1,198,018)
Net (loss) income for segment	$688,714	$1,130,572	$(4,531,769)	$(2,712,483)
Goodwill	6,671,750	2,336,002	-	9,007,752
Other segment assets	13,888,723	355,008	-	14,243,731
Total segment assets	$20,560,473	$2,691,010	$-	$23,251,483

Results of Operations for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

We reported a net loss attributable to common stockholders of approximately $300,000 or $0.08 per share loss for the three months ended June 30, 2020 as compared to a net loss of approximately $1.5 million or $0.37 per share loss for the three months ended June 30, 2019. The decrease in net loss attributable to stockholders of approximately $1.2 million was primarily due to the reorganization of the labor force, including lay-offs, which reduced our selling, general and administrative expenses.

The following table sets forth our sources of revenues, cost of revenues and the respective gross margins for the three months ended June 30, 2020 and 2019.

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	June 30, 2020	Mix	June 30, 2019	Mix	(Decrease)
North American Transaction Solutions	$12,977,536	94.6%	$15,737,998	95.5%	$(2,760,462)
International Transaction Solutions	741,073	5.4%	749,313	4.5%	(8,240)
Total	$13,718,609	100.0%	$16,487,311	100.0%	$(2,768,702)

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	June 30, 2020	revenues	June 30, 2019	revenues	(Decrease)
North American Transaction Solutions	$11,016,028	84.9%	$13,444,074	85.4%	$(2,428,046)
International Transaction Solutions	520,759	70.3%	457,291	61.0%	63,468
Total	$11,536,787	84.1%	$13,901,365	84.3%	$(2,364,578)

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	June 30, 2020	revenues	June 30, 2019	revenues	(Decrease)
North American Transaction Solutions	$1,961,508	15.1%	$2,293,924	14.6%	$(332,416)
International Transaction Solutions	220,314	29.7%	292,022	39.0%	(71,708)
Total	$2,181,822	15.9%	$2,585,946	15.7%	$(404,124)

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $13.7 million for the three months ended June 30, 2020 as compared to $16.5 million for the three months ended June 30, 2019. The decrease in net revenues in our North American Transaction Solutions segment was primarily driven by the adverse impact of the COVID-19 pandemic on our end-to-end payment volumes and gateway transactions.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the three months ended June 30, 2020 were approximately $11.5 million as compared to approximately $13.9 million for the three months ended June 30, 2019. This decrease is in line with the decrease in revenues for the three months ending June, 30, 2020.

The gross margin for the three months ended June 30, 2020 was approximately $2.2 million, or 15.9%, as compared to approximately $2.6 million, or 15.7%, for the three months ended June 30, 2019. The gross margin percentage was in line with the results from the previous comparable period.

Operating Expenses Analysis:

Operating expenses were approximately $2.2 million for the three months ended June 30, 2020, as compared to $5.2 million for three months ended June 30, 2019. Operating expenses for the three months ended June 30, 2020 primarily consisted of selling, general and administrative expenses of approximately $1.4 million,and depreciation and amortization of approximately $0.8 million. Operating expenses for the three months ended June 30, 2019, primarily consisted of selling, general and administrative expenses of approximately $2.3 million, non-cash compensation of $2.0 million, and depreciation and amortization expense of approximately $0.7 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the three months ended June 30, 2020 and 2019 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Three months ended June 30, 2020

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$536,915	$91,825	$118,574	$747,314
Professional fees	55,336	39,537	241,288	336,161
Rent	13,070	13,325	39,093	65,488
Business development	32,228	-	3,805	36,033
Travel expense	638	9,373	39,894	49,905
Filing fees	-	-	15,525	15,525
Transaction gains	-	(80,512)	-	(80,512)
Office expenses	41,976	3,759	16,879	62,614
Communications expenses	40,083	46,374	15,863	102,320
Insurance expense	-	-	42,000	42,000
Other expenses	292	2,104	6,085	8,481
Total	$720,538	$125,785	$539,006	$1,385,329

Three months ended June 30, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$318,487	$95,231	$799,417	$1,213,135
Professional fees	133,316	72,497	345,723	551,536
Rent	-	15,277	51,277	66,554
Business development	56,184	489	4,944	61,617
Travel expense	35,511	5,084	33,299	73,894
Filing fees	1,078	-	17,704	18,782
Transaction losses	-	(12,974)	-	(12,974)
Office expenses	83,122	4,147	12,990	100,259
Communications expenses	41,746	65,717	18,447	125,910
Insurance expense	-	-	36,267	36,267
Other (income) expenses	286	2,745	61,059	64,090
Total	$669,730	$248,213	$1,381,127	$2,299,070

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$218,428	$(3,406)	$(680,843)	$(465,821)
Professional fees	(77,980)	(32,960)	(104,435)	(215,375)
Rent	13,070	(1,952)	(12,184)	(1,066)
Business development	(23,956)	(489)	(1,139)	(25,584)
Travel expense	(34,873)	4,289	6,595	(23,989)
Filing fees	(1,078)	-	(2,179)	(3,257)
Transaction gains	-	(67,538)	-	(67,538)
Office expenses	(41,146)	(388)	3,889	(37,645)
Communications expenses	(1,663)	(19,343)	(2,584)	(23,590)
Insurance expense	-	-	5,733	5,733
Other (income) expenses	6	(641)	(54,974)	(55,609)
Total	$50,808	$(122,428)	$(842,121)	$(913,741)

Salaries, benefits, taxes and contractor payments, and professional fees decreased by approximately $0.7 million on a consolidated basis for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This was due to the staffing reductions necessary due to the effects of the COVID-19 pandemic on our operations.

Segment	Salaries and benefits for the three months ended June 30, 2020	Salaries and benefits for the three months ended June 30, 2019	Increase / (Decrease)
North American Transaction Solutions	$536,915	$318,487	$218,428
International Transaction Solutions	91,825	95,231	(3,406)
Corporate Expenses & Eliminations	118,574	799,417	(680,843)
Total	$747,314	$1,213,135	$(465,821)

Three months ended June 30, 2020

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$-	$-	$13,284	$13,284
SEC Compliance Legal Fees	-	-	35,390	35,390
Accounting and Auditing	-	-	98,264	98,264
Consulting	55,336	39,537	94,350	189,223
Total	$55,336	$39,537	$241,288	$336,161

Three months ended June 30, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$6,157	$18,177	$53,058	$77,392
SEC Compliance Legal Fees	-	-	35,662	35,662
Accounting and Auditing	-	-	97,500	97,500
Tax Compliance and Planning	-	-	6,000	6,000
Consulting	127,159	54,320	153,503	334,982
Total	$133,316	$72,497	$345,723	$551,536

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(6,157)	$(18,177)	$(39,774)	$(64,108)
SEC Compliance Legal Fees	-	-	(272)	(272)
Accounting and Auditing	-	-	764	764
Consulting	(71,823)	(14,783)	(59,153)	(145,759)
Total	$(77,980)	$(32,960)	$(104,435)	$(215,375)

All other operating expenses were relatively in line with the previous comparable quarter.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash Compensation:

Non-cash compensation expense was approximately $7,500 for the three months ended June 30, 2020 as compared to approximately $2.0 million for the three months ended June 30, 2019. The decrease in expense during the three months ended June 30, 2020 was the result of no grants of shares and stock options to named executives, certain employees, and certain consultants during the three months ended June 30, 2020.

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $33,000 for the three months ended June 30, 2020, compared to bad debt expense, representing uncollected fees of approximately $143,000 for the three months ended June 30, 2019. The decrease in bad debt expense was primarily due to billing adjustments relating to chargebacks made by our processors that settled during the three months ended June 30, 2020.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs.  Depreciation and amortization expense was approximately $772,000 for the three months ended June 30, 2020 as compared to approximately $747,000 for the three months ended June 30, 2019.

Interest Expense:

Interest expense for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 is as follows;

Funding Source	Three months ended June 30, 2020	Three months ended June 30, 2019	Increase / (Decrease)
RBL Notes	$330,853	$237,963	$92,890
Other	10,167	14,619	(4,452)
Total	$341,020	$252,582	$88,438

Total interest expense increased due to the increase in borrowings as compared to the prior period.

Other Income:

Other income decreased from approximately $1.3 million for the three months ended June 30, 2019 to approximately $19,000 for the three months ended June 30, 2020, primarily due to a one time reversal of approximately $1.1 million in accrued expenses relating to merchant reserves recorded in a previous year deemed not to be an obligation during 2019.

Results of Operations for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

We reported a net loss attributable to common stockholders of approximately $1.7 million or $0.41 per share loss for the six months ended June 30, 2020 as compared to a net loss of approximately $2.7 million or $0.68 per share loss for the six months ended June 30, 2019. The decrease in net loss attributable to stockholders was primarily due to the issuance of non-cash compensation (shares and options) valued, at the date of grant, at approximately $2.0 million during the six months ended June 30, 2020 which was partially offset by decreases of approximately $1.0 million in selling, general and administrative expenses.

The following table sets forth our sources of revenues, cost of revenues and the respective gross margins for the six months ended June 30, 2020 and 2019.

	Six		Six
	Months Ended		Months Ended		Increase /
Source of Revenues	June 30, 2020	Mix	June 30, 2019	Mix	(Decrease)
North American Transaction Solutions	$28,131,616	95.2%	$30,101,504	95.5%	$(1,969,888)
International Transaction Solutions	1,424,559	4.8%	1,432,990	4.5%	(8,431)
Total	$29,556,175	100.0%	$31,534,494	100.0%	$(1,978,319)

	Six		Six
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	June 30, 2020	revenues	June 30, 2019	revenues	(Decrease)
North American Transaction Solutions	$23,840,300	84.7%	$25,212,812	83.8%	$(1,372,512)
International Transaction Solutions	996,895	70.0%	948,700	66.2%	48,195
Total	$24,837,195	84.0%	$26,161,512	83.0%	$(1,324,317)

	Six		Six
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	June 30, 2020	revenues	June 30, 2019	revenues	(Decrease)
North American Transaction Solutions	$4,291,316	15.3%	$4,888,692	16.2%	$(597,376)
International Transaction Solutions	427,664	30.0%	484,290	33.8%	(56,626)
Total	$4,718,980	16.0%	$5,372,982	17.0%	$(654,002)

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $29.6 million for the six months ended June 30, 2020 as compared to approximately $31.5 million for the six months ended June 30, 2019. The decrease in net revenues for the comparable period was primarily due to the impact of the COVID-19 pandemic on our end-to-end payment volumes and gateway transactions.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the six months ended June 30, 2020 were approximately $24.8 million as compared to approximately $26.2 million for the six months ended June 30, 2019. This decrease is in line with the decrease in revenues for the six months ending June, 30, 2020.

The gross margin for the six months ended June 30, 2020 was approximately $4.7 million, or 16.0%, as compared to approximately $5.4 million, or 17.0%, for the six months ended June 30, 2019. The decrease in gross margin was primarily the result of the competitive pressure in our industry, relating to costs that can be passed through to our merchants.

Operating Expenses Analysis:

Operating expenses were approximately $5.8 million for the six months ended June 30, 2020, as compared to $8.8 million for six months ended June 30, 2019. Operating expenses for the six months ended June 30, 2020 primarily consisted of selling, general and administrative expenses of approximately $3.7 million, bad debt expense of approximately $0.5 million and depreciation and amortization of approximately $1.6 million. Operating expenses for the six months ended June 30, 2019 primarily consisted of selling, general and administrative expenses of approximately $4.7 million, non-cash compensation of $2.0 million, bad debt expense of approximately $0.5 million, and depreciation and amortization expense of approximately $1.6 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the six months ended June 30, 2020 and 2019 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Six months ended June 30, 2020

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,085,541	$204,967	$669,295	$1,959,803
Professional fees	161,578	88,428	496,948	746,954
Rent	17,643	30,158	91,508	139,309
Business development	111,349	17	5,907	117,273
Travel expense	5,309	34,496	95,526	135,331
Filing fees	-	-	37,338	37,338
Transaction losses (gains)	-	76,499	-	76,499
Office expenses	119,485	10,728	44,975	175,188
Communications expenses	88,770	89,364	35,871	214,005
Insurance expense	-	-	80,685	80,685
Other expenses	427	2,103	16,307	18,837
Total	$1,590,102	$536,760	$1,574,360	$3,701,222

Six months ended June 30, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$622,477	$276,022	$1,564,965	$2,463,464
Professional fees	274,346	127,962	847,383	1,249,691
Rent	-	34,097	105,290	139,387
Business development	93,168	1,116	10,114	104,398
Travel expense	59,647	13,485	65,368	138,500
Filing fees	1,078	-	39,834	40,912
Transaction losses (gains)	-	(44,091)	-	(44,091)
Office expenses	158,181	10,025	26,314	194,520
Communications expenses	79,704	97,067	41,874	218,645
Insurance expense	-	-	70,514	70,514
Other expenses	(2,435)	5,935	104,496	107,996
Total	$1,286,166	$521,618	$2,876,152	$4,683,936

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$463,064	$(71,055)	$(895,670)	$(503,661)
Professional fees	(112,768)	(39,534)	(350,435)	(502,737)
Rent	17,643	(3,939)	(13,782)	(78)
Business development	18,181	(1,099)	(4,207)	12,875
Travel expense	(54,338)	21,011	30,158	(3,169)
Filing fees	(1,078)	-	(2,496)	(3,574)
Transaction losses (gains)	-	120,590	-	120,590
Office expenses	(38,696)	703	18,661	(19,332)
Communications expenses	9,066	(7,703)	(6,003)	(4,640)
Insurance expense	-	-	10,171	10,171
Other income	2,862	(3,832)	(88,189)	(89,159)
Total	$303,936	$15,142	$(1,301,792)	$(982,714)

Salaries, benefits, taxes and contractor payments, and professional fees decreased by approximately $1.0 million on a consolidated basis for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. This was due to the staffing reductions necessary due to the effects of the COVID-19 pandemic on our operations.

Segment	Salaries and benefits for the six months ended June 30, 2020	Salaries and benefits for the six months ended June 30, 2019	Increase / (Decrease)
North American Transaction Solutions	$1,085,541	$622,477	$463,064
International Transaction Solutions	204,967	276,022	(71,055)
Corporate Expenses & Eliminations	669,295	1,564,965	(895,670)
Total	$1,959,803	$2,463,464	$(503,661)

Six months ended June 30, 2020

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$2,600	$64	$19,708	$22,372
SEC Compliance Legal Fees	-	-	80,776	80,776
Accounting and Auditing	-	-	196,621	196,621
Consulting	158,978	88,364	199,843	447,185
Total	$161,578	$88,428	$496,948	$746,954

Six months ended June 30, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$21,116	$21,633	$217,810	$260,559
SEC Compliance Legal Fees	-	-	93,091	93,091
Accounting and Auditing	-	-	195,000	195,000
Tax Compliance and Planning	-	-	6,000	6,000
Consulting	253,230	106,329	335,482	695,041
Total	$274,346	$127,962	$847,383	$1,249,691

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(18,516)	$(21,569)	$(198,102)	$(238,187)
SEC Compliance Legal Fees	-	-	(12,315)	(12,315)
Accounting and Auditing	-	-	1,621	1,621
Consulting	(94,252)	(17,965)	(135,639)	(247,856)
Total	$(112,768)	$(39,534)	$(350,435)	$(502,737)

All other operating expenses were relatively in line with the previous comparable quarter.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash Compensation:

Non-cash compensation expense was approximately $46,000 for the six months ended June 30, 2020 as compared to approximately $2.0 million for the six months ended June 30, 2019. The decrease in expense during the six months ended June 30, 2020 was the result of no grants of shares and stock options to named executives, certain employees, and certain consultants during the six months ended June 30, 2020.

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, representing uncollected fees of approximately $0.5 million for each of the six months ended June 30, 2020 and  June 30, 2019.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs.  Depreciation and amortization expense was approximately $1.6 million for the six months ended June 30, 2020 and June 30, 2019.

Interest Expense:

Interest expense for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 is as follows;

Funding Source	Six months ended June 30, 2020	Six months ended June 30, 2019	Increase / (Decrease)
RBL Notes	$669,100	$468,703	$200,397
Other	20,334	28,932	(8,598)
Total	$689,434	$497,635	$191,799

Total interest expense increased due to the increase in borrowings compared to the prior period.

Other Income:

Other income decreased from approximately $1.2 million for the six months ended June 30, 2019 to approximately $30,000 for the six months ended June 30, 2020, which was primarily due to the Company recognizing a one time charge to other income of approximately $1.1 million relating to merchant reserves recorded in a previous year deemed not to be an obligation at June 30, 2020.

Liquidity and Capital Resources

Total assets at June 30, 2020 were approximately $21.7 million compared to approximately $23.0 million at December 31, 2019. The primary reason for the net decrease in total assets was the result of the amortization of our intangible assets.

At June 30, 2020, we had total current assets of approximately $8.2 million and approximately $8.7 million at December 31, 2019. The primary reason for the decrease in current assets was due to an increase in cash on hand to fund operations of approximately $676,000 which was offset by a decrease of approximately $705,000 in our accounts receivable.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $1.7 million for the six months ended June 30, 2020 and $6.5 million for the year ended December 31, 2019 and have an accumulated deficit of $180.4 million and a negative working capital of $1.6 million at June 30, 2020.

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements. Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. There can be no assurance, at this time, regarding the eventual outcome of our planned strategic alternative.  In most respects, it is still too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our merchant processing business, our merchants, our planned strategic alternatives to enhance current shareholder value, our current investors, and/or future potential investors.

As part of our Company's plan to obtain capital to fund future operations, on March 27, 2020, our Company entered into a Master Exchange Agreement, (the “ESOUSA Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding and unpaid interest due to RBL Capital Group, LLC ("RBL"). Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL.  ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such exchange amount from RBL. Each such tranche shall be $148,000 unless otherwise agreed to by the Company and ESOUSA. On April 23, 2020, the Company entered into an amendment (the “Amendment”) to the ESOUSA Agreement with ESOUSA. The Amendment increased from $2,000,000 to $5,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement. The Company has the right, pursuant to the ESOUSA Agreement (as amended by the Amendment), to request ESOUSA to exchange in tranches such promissory notes for shares of the Company’s common stock on the terms and conditions and subject to the limitations set forth in the ESOUSA Agreement. On August 3, 2020, our Company entered into a Second Amendment (the “Second Amendment”) to the Agreement. The Second Amendment increased from $5,000,000 to $15,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL Our Company has the right pursuant to the Agreement (as amended by the Amendment) to request ESOUSA to exchange in tranches such promissory notes for shares of the Company’s common stock on the terms and conditions and subject to the limitations set forth in the Agreement. The Company received its first tranche of approximately $148,000 on March 27, 2020, less any fees. In April 2020, ESOUSA exchanged the promissory note for shares in our Company's common stock which has been reflected in our stockholders" equity section. (Refer to  Note 11. Stockholders" Equity). The Company received a second tranche of approximately $143,000 on April 28, 2020, less any fees, which is reflected in accrued expenses on the accompanying consolidated balance sheet as of June 30, 2020. No shares of the Company's common stock have been issued as of this date in connection with this tranche. On August 11, 2020, the Company received a third tranche of approximately $707,000 from RBL, less any fees. The Company issued 66,190 shares of its common stock to ESOUSA in connection with this tranche.

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,493 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. No assurance can be given, at this time, that the Company will obtain forgiveness of the Loan in whole or in part.

On May 18, 2020, the Company entered into a promissory note in the amount of $159,899 made to the Company by the U.S. Small Business Administration under the Economic Injury Disaster Loan program.

On August 4, 2020, our Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mullen Technologies, Inc., a California corporation (“Mullen”), and Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”). Pursuant to, and on the terms and subject to the conditions of, the Merger Agreement, Merger Sub will be merged with and into Mullen (the “Merger”), with Mullen continuing as the surviving corporation in the Merger. After Mullen’s completion and delivery to our Company, of the audited financial statements for Mullen and its subsidiaries and affiliates required to be included in a registration statement, the Company intends to prepare and file with the Commission a registration statement on Form S-4 (together with all amendments thereto, the “Registration Statement”) in which the proxy statement will be included as a part of the prospectus, in connection with the registration under the Securities Act of the shares of Parent Shares to be issued in connection with the transactions contemplated in the Merger Agreement. The Merger Agreement contains termination rights for each of the Company and Mullen, including, among others, (i) in the event that the Merger has not been consummated by December 31, 2020, (ii) in the event that the requisite approval of the Company’s stockholders is not obtained upon a vote thereon, (iii) in the event that any governmental authority shall have taken action to restrain, enjoin or prohibit the consummation of the Merger, which action shall have become final and non-appealable and (iv) in the event that there is a breach by the other party of any of its representations, warranties, covenants or agreements, which breach is sufficiently material and not timely cured or curable. In addition, Mullen may terminate the Merger Agreement if, prior to receipt of the requisite approval of the Company’s stockholders, the Company’s board of directors shall have changed their recommendation in respect of the Merger. Further, the Company may terminate the Merger Agreement prior to receipt of the requisite approval of the Company’s stockholders to enter into a definitive agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement).

As contemplated by the Merger Agreement, on August 11, 2020, our Company as lender, entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the Merger Agreement is terminated for any reason by any party thereto and (ii) the Merger Effective Time (as defined in the Merger Agreement).

Consummation of the Merger, the Divestiture, the Private Placement and the other transactions contemplated in the Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Merger Agreement will be completed.

Consummation of the Merger, the Divestiture, the Private Placement and the other transactions contemplated in the Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Merger Agreement will be completed.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The net loss attributable to Net Element, Inc. stockholders was approximately $325,000 for the three months ended June 30, 2020 compared to approximately $1.5 million for the three months ended June 30, 2019.

The net loss attributable to Net Element, Inc. stockholders was approximately $1.7 million for the six months ended June 30, 2020 compared to approximately $2.7 million for the six months ended June 30, 2019.

Operating activities used approximately $0.3 million of cash for the six months ended June 30, 2020 as compared to approximately $600,000 of cash used for the six months ended June 30, 2019.

Investing activities used approximately $0.4 million in cash for the six months ended June 30, 2020 as compared to approximately $1.7 million used in investing activities for the six months ended June 30, 2019. The decrease in cash used in investing activities of approximately $1.3 million was primarily due to a decrease of approximately $0.9 million in client acquisition costs and a decrease of approximately $0.4 million in changes in other assets relating to the right-of-use asset relating to the premises occupied by the Company.

Financing activities provided approximately $0.9 million in cash for the six months ended June 30, 2020 as compared to approximately $1.5 million of cash provided by financing activities for the six months ended June 30, 2019. Cash provided by financing activities for the six months ended June 30, 2020 was primarily the result of proceeds received from the Small Business Administration.

Off-balance sheet arrangements

At June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control

As of June 30, 2020, the material weaknesses disclosed in our Form 10-K for the year ended December 31, 2019 have not yet been fully remediated; however, significant progress were made during 2019 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting have included retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members. Remediation activities for our material weaknesses include:

●

Risk Assessment. We are continuing the process of designing and implementing an improved enterprise wide risk management process that follows the COSO 2013 framework and one aspect of this process will focus on identifying and mitigating risks to our business that could have an impact on our internal control over financial reporting. Our process includes periodic updates of the enterprise risk universe through the consideration of current and historical risks, periodic input from executive management, and our domestic and international segment local management. Each time a new potential risk is identified, we will evaluate if any additional controls are required to mitigate risks to our internal control over financial reporting. During the year ended December 31, 2019, management sent a consultant to Russia in an effort to fully understand, implement, train, and eventually test the internal controls relating to our International Transaction Solution's segment’s internal control over financial reporting. The local management team in our International Transaction Solution's segment is continuing in the process of documenting processes, controls, and recommendations provided under the guidance and assistance of the Company's consultant.

Due to the current COVID-19 pandemic, the Company has had to allocate resources to mitigate risks with its current merchant accounts and evaluated its operational plans to eliminate any potential exposure to its disclosure controls and procedures. Pending the outcome of this uncertainty, including health concerns and travel restrictions to Russia, we cannot determine how or when we expect to remediate the material weaknesses noted above, including the allocation of appropriate resources to department heads during 2020.

Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our quarter ended June 30, 2020 that are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Control systems, no matter how well conceived and operated, are designed to provide a reasonable but not an absolute level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sale of Unregistered Securities

Information required by Item 701 of Regulation S-K as to other unregistered equity securities we sold during the period covered by this Report that were not registered under the Securities Act has been previously reported in the Company’s Current Reports on Form 8-K filed with the Commission in addition to the following:

On April 28, 2020, we issued 65,862 shares of our common stock in exchange for a tranche of $148,000 aggregate amount of certain RBL promissory notes purchased by ESOUSA pursuant to the ESOUSA Agreement. Such shares of common stock were issued to ESOUSA under an exemption from the registration requirements of the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. See Note 7 to the condensed consolidated financial statements for additional information.

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

10.1	Amendment, dated as of April 23, 2020, to Master Exchange Agreement, dated as of March 27, 2020 between Net Element, Inc. and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2020)

10.2	Promissory Note, dated as of May 7, 2020, between Net Element, Inc. and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2020)

10.3	Binding Letter of Intent, dated June 12, 2020, between Net Element, Inc. and Mullen Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2020)

10.4	Promissory Note, dated as of August 11, 2020, between Net Element, Inc. and Mullen Technologies, Inc.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

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

Net Element, Inc.

Date: August 13, 2020	By:	/s/ Oleg Firer
Name: Oleg Firer
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey Ginsberg
Name: Jeffrey Ginsberg Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)