Form 10-Q
period 2020-09-30
Net Element, Inc.
filed 2020-11-16
CIK 1499961

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of November 11, 2020 was 4,845,211.

Net Element, Inc.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$2,119,628	$486,604
Accounts receivable, net	5,252,882	6,560,928
Due from Mullen Technologies, Inc.	641,000	-
Prepaid expenses and other assets	1,156,689	1,621,144
Total current assets, net	9,170,199	8,668,676
Intangible assets, net	4,131,500	5,678,649
Goodwill	7,681,186	7,681,186
Operating lease right-of-use asset	834,089	380,986
Other long term assets	755,593	629,651
Total assets	$22,572,567	$23,039,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,460,746	$6,037,833
Accrued expenses	2,402,869	1,800,344
Deferred revenue	854,436	1,401,117
Notes payable (current portion)	27,305	909,086
Operating lease liability (current portion)	32,628	133,727
Due to related party	222,398	126,662
Total current liabilities	9,000,382	10,408,769
Operating lease liability (net of current portion)	801,594	247,259
Notes payable (net of current portion)	9,906,134	8,342,461
Total liabilities	19,708,110	18,998,489

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 4,833,880 and 4,111,082 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	483	410
Paid in capital	188,116,981	185,297,069
Accumulated other comprehensive loss	(2,211,449)	(2,274,187)
Accumulated deficit	(182,771,691)	(178,750,634)
Non-controlling interest	(269,867)	(231,999)
Total stockholders' equity	2,864,457	4,040,659
Total liabilities and stockholders' equity	$22,572,567	$23,039,148

See Accompanying Notes to the Condensed Consolidated Unaudited Financial Statements.

NET ELEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net revenues
Service fees	$16,734,374	$16,819,686	$46,290,549	$48,354,179
Total Revenues	16,734,374	16,819,686	46,290,549	48,354,179

Costs and expenses:
Cost of service fees	14,560,190	14,079,241	39,397,384	40,240,754
Selling, general and administrative	1,647,596	2,398,786	5,348,817	7,082,721
Non-cash compensation	1,089,113	15,008	1,135,013	2,035,855
Bad debt expense	592,200	423,379	1,068,288	905,877
Depreciation and amortization	749,474	755,985	2,301,318	2,354,552
Total costs and operating expenses	18,638,573	17,672,399	49,250,820	52,619,759
Loss from operations	(1,904,199)	(852,713)	(2,960,271)	(4,265,580)
Interest expense	(360,503)	(270,041)	(1,049,936)	(767,676)
Other (expense) income	(77,784)	83,343	(48,719)	1,281,361
Net loss from continuing operations before income taxes	(2,342,486)	(1,039,411)	(4,058,926)	(3,751,895)
Income taxes	-	-	-	-
Net loss from continuing operations	(2,342,486)	(1,039,411)	(4,058,926)	(3,751,895)
Net income attributable to the non-controlling interest	12,916	28,784	37,869	82,974
Net loss attributable to Net Element, Inc. stockholders	(2,329,570)	(1,010,627)	(4,021,057)	(3,668,921)
Foreign currency translation	(2,086)	4,373	62,738	(15,726)
Comprehensive loss attributable to common stockholders	$(2,331,656)	$(1,006,254)	$(3,958,319)	$(3,684,647)

Loss per share - basic and diluted	$(0.52)	$(0.24)	$(0.94)	$(0.91)

Weighted average number of common shares outstanding - basic and diluted	4,498,510	4,152,433	4,264,624	4,033,521

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(4,021,057)	$(3,668,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(37,869)	(82,974)
Share based compensation	1,135,013	2,035,855
Deferred revenue	(546,681)	(551,566)
Provision for bad debt	2,847	-
Depreciation and amortization	2,301,318	2,354,552
Non cash interest	83,370	36,683
Changes in assets and liabilities:
Accounts receivable	1,355,563	741,381
Prepaid expenses and other assets	(382,283)	226,353
Accounts payable and accrued expenses	(157,498)	(2,488,057)
Net cash used in operating activities	(267,277)	(1,396,694)

Cash flows from investing activities:
Client acquisition costs	(439,071)	(1,622,482)
Purchase of equipment and changes in other assets	(579,045)	(463,628)
Net cash used in investing activities	(1,018,116)	(2,086,110)

Cash flows from financing activities:
Proceeds from SBA Loans	651,392	-
Proceeds from indebtedness	1,684,970	2,036,684
Repayment of indebtedness	-	(319,288)
Lease liability	453,236	411,996
Related party advances	229,709	252,503
Net cash provided by financing activities	3,019,307	2,381,895

Effect of exchange rate changes on cash	25,052	(284)
Net increase (decrease) in cash and restricted cash	1,758,966	(1,101,193)

Cash and restricted cash at beginning of period	1,116,255	2,249,551
Cash and restricted cash at end of period	$2,875,221	$1,148,358

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$966,566	$730,993
Taxes	$92,259	$120,544

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying September 30, 2020 interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

NOTE 3. LIQUIDITY

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $4.0 million for the nine months ended September 30, 2020 and $6.5 million for the year ended December 31, 2019 and have an accumulated deficit of approximately $182.8 million and a negative working capital of approximately $0.3 million at September 30, 2020.

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

On March 27, 2020, our Company entered into a Master Exchange Agreement (the “ESOUSA Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding plus interest due to RBL Capital Group, LLC ("RBL"). Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL Capital Group, LLC. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such Exchange Amount from RBL Capital Group, LLC. Each such tranche to be $148,000 unless otherwise agreed to by the Company and ESOUSA.

On April 23, 2020 and August 3, 2020, the Company entered into certain amendments to the ESOUSA Agreement, which together increased from $2,000,000 to $15,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement.

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  Included in other accrued expenses at September 30, 2020 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Loan and Security Agreement (“Credit Facility”) with RBL.

On April 28, 2020, the Company received its second tranche of RBL promissory notes in the aggregate amount of $143,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 65,862 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $143,000 from RBL under the Credit Facility.

On August 11, 2020, the Company received its third tranche of RBL promissory notes in the aggregate amount of $707,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 66,190 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $707,000 from RBL under the Credit Facility.

On August 21, 2020, the Company received its fourth tranche of RBL promissory notes in the aggregate amount of $401,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 45,654 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $401,000 from RBL under the Credit Facility.

On September 25, 2020, the Company received its fifth tranche of RBL promissory notes in the aggregate amount of $426,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 50,000 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $426,000 from RBL under the Credit Facility.

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

On September 14, 2020, an advance of $141,000 which was previously borrowed by the Company from RBL, was sent to Mullen by the Company.in connection with expenses incurred by the Company on behalf  of Mullen.  Subsequent to September 30, 2020, the Company received $55,000 from Mullen, as a payment towards this advance..

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP and pursuant to the reporting and disclosure rules and regulations of the Commission.

Principles of Consolidation

These consolidated financial statements include the accounts of Net Element, Inc. and our subsidiary companies. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $1.5 million and $134,000 at September 30, 2020 and December 31, 2019, respectively. We maintained approximately $42,000 and $30,000 n uninsured bank accounts in Russia and the Cayman Islands at September 30, 2020 and December 31, 2019, respectively.

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

	September 30, 2020	December 31, 2019
Cash on consolidated balance sheet	$2,119,628	$486,604
Restricted cash	755,593	629,651
Total cash and restricted cash	$2,875,221	$1,116,255

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

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the year ended December 31, 2019 or the nine months ended September 30, 2020.

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

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the nine months ended September 30, 2020 and 2019.

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

At December 31, 2019, our management determined that an impairment charge of approximately $1.3 million was necessary to reduce the goodwill relating to the acquisition of PayOnline which is part of our International Transaction Solutions segment . We did not recognize any impairment charge to goodwill during the nine months ended September 30, 2020.

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables, and a note payable. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of notes payable of approximately $9.9 million and $9.3 million at September 30, 2020 and December 31, 2019, respectively, approximates fair value because current borrowing rates do not materially differ from market rates for similar bank borrowings. The notes payable are classified as a Level 2 item within the fair value hierarchy.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. Our evaluation of uncertain tax positions was performed for the tax years ended December 31, 2012 and forward, the tax years which remain subject to examination at September 30, 2020.

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

NOTE 5. DUE FROM MULLEN

As contemplated by the Merger Agreement referred to in Note 3, on August 11, 2020, our Company as lender, borrowed an additional $500,000 from RBL and entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the Merger Agreement is terminated for any reason by any party thereto and (ii) the Merger Effective Time (as defined in the Merger Agreement).

On September 14, 2020, an advance of $141,000 which was previously borrowed by the Company from RBL, was sent to Mullen by the Company.in connection with expenses incurred by the Company on behalf  of Mullen.  Subsequent to September 30, 2020, the Company received $55,000 from Mullen, as a payment towards this advance..

NOTE 6. INTANGIBLE ASSETS

The Company had approximately $4.1 million and $5.7 million in intangible assets, net of amortization, at September 30, 2020 and December 31, 2019, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of September 30, 2020

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,343,888	$(2,286,575)	$57,313	3 years - straight-line
Portfolios and Client Lists	7,714,665	(6,485,958)	1,228,707	4 years - straight-line
Client Acquisition Costs	8,719,392	(5,873,913)	2,845,479	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$20,368,341	$(16,236,841)	$4,131,500

Intangible assets consisted of the following as of December 31, 2019

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,343,888	$(2,240,695)	$103,193	3 years - straight-line
Portfolios and Client Lists	7,714,665	(5,614,880)	2,099,785	4 years - straight-line
Client Acquisition Costs	8,238,018	(4,762,347)	3,475,671	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$19,886,967	$(14,208,318)	$5,678,649

Amortization expense for the intangible assets was approximately $665,000 and $697,000 for the three months ended September 30, 2020 and 2019, respectively. Amortization expense for the nine months ended September 30, 2020 and 2019 was approximately $2.0 million and $2.1 million, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2020 (remainder of year)	$249,227
2021	996,909
2022	996,909
2023	992,133
2024	896,321
Balance September 30, 2020	$4,131,500

NOTE 7. ACCRUED EXPENSES

At September 30, 2020 and December 31, 2019, accrued expenses amounted to approximately $2.4 and $1.8 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflects the balances outstanding as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Accrued professional fees	$220,140	$276,239
PayOnline accrual	-	69,039
Accrued interest	240,363	43,021
Accrued bonus	1,603,682	1,318,060
Accrued foreign taxes	5,082	2,064
Other accrued expenses	333,602	91,921
Total accrued expenses	$2,402,869	$1,800,344

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO, which was approximately $1.2 million and $1.0 million at September 30, 2020 and December 31, 2019, respectively, and approximately $374,000 and $339,000 at September 30, 2020 and December 31, 2019, respectively, for discretionary performance bonuses due to certain employees.

Included in other accrued expenses at September 30, 2020 is approximately $136,000 received from RBL in connection with the first tranche of RBL promissory notes exchanged with ESOUSA on March 27, 2020, pursuant to the ESOUSA Agreement, for which shares of the Company's stock have not yet been issued.

NOTE 8. NOTES PAYABLE

Notes payable consist of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
RBL Capital Group, LLC	$9,431,157	$9,431,157
SBA Loan - EIDL	159,899	-
SBA Loan - PPP	491,493	-
Subtotal	10,082,549	9,431,157
Less: deferred loan costs	(149,110)	(179,610)
Subtotal	9,933,439	9,251,547
Less: current portion	(27,305)	(909,086)
Long term debt	$9,906,134	$8,342,461

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

On December 19, 2019, in connection with an addendum to those certain term notes made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, we received funding of $1,000,000 and new terms were negotiated for the total outstanding notes payable amount of $9,431,157. This total loan amount bears interest at 14.19%. On January 20, 2020, we were required to make one (1) payment of interest only for $117,329, followed by five (5) payments of interest only in the amount of $111,523. Effective July 20, 2020, we were required to make forty-eight (48) monthly payments, which includes principal and interest for $258,620, until March 20, 2024 the date this term note matures. In the event any of the installments or other payment required to be made is not received by or on behalf of RBL in full within ten (10) days after the due date thereof, and the same subsequently is received and accepted by or on behalf of RBL, the Company shall pay on demand a late charge in the amount of five percent (5%) of the amount of the delinquent payment. In the event of the occurrence of an Event of Default (as defined in the Loan Agreement), the entire unpaid balance of principal and interest of the Loan shall become due and payable immediately, without notice or demand, at the election of the Note holder, provided that the holder shall endeavor (but is not required) to provide notice to the Company of any such acceleration. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. The Company shall not have any right to prepay this loan except as expressly provided in the Loan Agreement.

On June 20, 2020, in connection with those certain term notes made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, the Company executed two (2) promissory term notes, totaling $9,431,157, which replaces all previous outstanding term notes with RBL.The first term note is for $4,432,157 and bears interest at 14.19%. On December 20, 2021, we are required to make one (1) payment of interest only for $67,746, followed by eight (8) payments of interest only for the same amount, followed by a balloon payment for any outstanding principal and accrued interest of approximately $5,540,128. The second  term note is for $5,000,000 and bears interest at 14.19%. On June 20, 2020, we are required to make one (1) payment of interest only for $59,125 followed by six (6) payments of interest only for the same amount. Starting on January 20,2021, the Company shall make twenty (20) equal monthly payments of principal and interest of $137,109, followed by one (1) payment of principal and interest for approximately $3,290,475.In connection with this term note, the Company agreed to pay a financing fee of $894,311. Such financing fee will be due and payable as follows; $25,000 on February 20, 2021; $25,000 on June 20, 2021; $94,311 on August 20, 2022; and $750,000 on September 20, 2022. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. The Company shall not have any right to prepay this loan except as expressly provided in the Loan Agreement. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. The Company shall not have any right to prepay this loan except as expressly provided in the Loan Agreement.

On March 27, 2020, our Company entered into a Master Exchange Agreement (the “ESOUSA Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding plus interest due to RBL Capital Group, LLC ("RBL"). Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL Capital Group, LLC. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such Exchange Amount from RBL Capital Group, LLC. Each such tranche to be $148,000 unless otherwise agreed to by the Company and ESOUSA.

On April 23, 2020 and August 3, 2020, the Company entered into certain amendments to the ESOUSA Agreement, which together increased from $2,000,000 to $15,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement.

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  Included in other accrued expenses at September 30, 2020 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Credit Facility.

On April 28, 2020, the Company received its second tranche of RBL promissory notes in the aggregate amount of $143,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 65,862 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $143,000 from RBL under the Credit Facility.

On August 11, 2020, the Company received its third tranche of RBL promissory notes in the aggregate amount of $707,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 66,190 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $707,000 from RBL under the Credit Facility.

On August 21, 2020, the Company received its fourth tranche of RBL promissory notes in the aggregate amount of $401,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 45,654 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $401,000 from RBL under the Credit Facility.

On September 25, 2020, the Company received its fifth tranche of RBL promissory notes in the aggregate amount of $426,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 50,000 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $426,000 from RBL under the Credit Facility.

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

Scheduled notes payable principal repayment at September 30, 2020 is as follows:

2020 (remainder of year)	$27,305
2021	1,330,018
2022	8,574,057
2023	5,514
2024	5,514
thereafter	140,141
Balance September 30, 2020	$10,082,549

NOTE 9. CONCENTRATIONS

Our credit card processing revenues are from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the three and nine months ended September 30, 2020 and 2019.

During the nine months ended September 30, 2020, we processed 32% of our total revenue with Priority Payment Systems, 50% from our own dedicated BIN/ICA with Esquire Bank, and 10% with First Data Corp. During the nine months ended September 30, 2019, we processed 46% of our total revenue with Priority Payment Systems, 37% from our own dedicated BIN/ICA with Esquire Bank, and 8% from First Data Corp.

During the three months ended September 30, 2020, we processed 31% of our total revenue with Priority Payment Systems, 55% from our own dedicated BIN/ICA with Esquire Bank, and 9% with First Data Corp. During the three months ended September 30, 2019, we processed 40% of our total revenue with Priority Payment Systems, 41% from our own dedicated BIN/ICA with Esquire Bank, and 10% from First Data Corp.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Notes Payable

On June 20, 2020, in connection with those certain term notes made by TOT Group, Inc.in favor of RBL, the Credit Facility (See Note. 8), the Company executed two (2) promissory term notes, totaling $9,431,157, which replaces all previous outstanding term notes with RBL. The first term note is for $4,432,157 and bears interest at 14.19%. On December 20, 2021, we are required to make one (1) payment of interest only for $67,746, followed by eight (8) payments of interest only for the same amount, followed by a balloon payment for any outstanding principal and accrued interest of approximately $5,540,128. The second  term note is for $5,000,000 and bears interest at 14.19%. On June 20, 2020, we are required to make one (1) payment of interest only for $59,125 followed by six (6) payments of interest only for the same amount. Starting on January 20,2021, the Company shall make twenty (20) equal monthly payments of principal and interest of $137,109, followed by one (1) payment of principal and interest for approximately $3,290,475.In connection with this term note, the Company agreed to pay a financing fee of $894,311. Such financing fee will be due and payable as follows; $25,000 on February 20, 2021; $25,000 on June 20, 2021; $94,311 on August 20, 2022; and $750,000 on September 20, 2022. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. The Company shall not have any right to prepay this loan except as expressly provided in the Loan Agreement. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. The Company shall not have any right to prepay this loan except as expressly provided in the Loan Agreement.

Employment Agreement

On February 25, 2020, as per approval of the Compensation Committee (the “Committee”) of the board of directors of the Company, the Company entered into an employment agreement (the “Agreement”) with Steven Wolberg, the Company's Chief Legal Officer and Corporate Secretary. The Agreement provides for continuation of the current base salary of $250,000. The term of the Agreement is 5 years, with subsequent 1-year renewals. The Agreement provides for a sign-on bonus of 10,000 shares of Company’s common stock, to be granted to Mr. Wolberg pursuant to the Company’s equity incentive plan, the severance in the amount of two times annual base salary of Mr. Wolberg if Mr. Wolberg’s employment is terminated by the Company without “cause” (as defined in the Agreement) or Mr. Wolberg terminates the employment for “good reason” (as defined in the Agreement). For each fiscal year during the term of the Agreement, the Agreement provides for a bonus arrangement equal to 50% of Mr. Wolberg’s base salary, payable in the Company’s shares of common stock or, at the Company’s discretion, in cash. Further, for each fiscal year during the term of the Agreement, Mr. Wolberg will be eligible to receive long-term equity incentive awards, as determined by the Committee at the time of grant, pursuant to the Company’s equity incentive plan.

Minimum Billing Processing Fees Commitment

We have non-exclusive agreements with two of our processors to provide services related to processing. The agreements require us to submit a minimum number of  billable processing fees. If we submit an amount that is lower than the minimum, we are required to pay to each processor the fees it would have received if we had submitted the required minimum number of billable processing fees. As of September 30, 2020, the aggregate minimum monthly processing fees for these processors amounts to approximately $150,000 per month.

Leases

North American Transaction Solutions

During May 2013, we entered into a lease agreement, for approximately 4,101 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016. The lease was extended for a period of five years commencing August 1, 2017 and expiring July 31, 2022 with equal monthly base rent installments of $14,354 ($172,248 per year) plus sales tax. In September 2020, we entered into an agreement with the Landlord modifying this existing lease. In consideration of payment to Landlord of the sum of $65,600, the Company surrendered all existing premises occupied by it and entered into  a new 4 year lease for a smaller premises at Unit #707 in the same building for a monthly rent of $2,954. There will be a $65,600 payment payable as follows: (1) $22,700 due upon the execution of the Modification of Lease Agreement; (2) $20,100 due on or before December 31, 2020; and (3) $22,800 due on or before March 31, 2021. Except as previously mentioned, all other terms and conditions of the initial lease agreement continues to remain in effect.

On September 26, 2019, we entered into a lease for additional office space in the building that our current office space is located for our North American Transactions Solutions. The space is for 5,875 square feet and the term is for 5 years commencing on September 23, 2019 and expiring on September 30, 2024. The monthly base rent is $16,156 ($193,875 per year) plus sales tax. In consideration of our Company foregoing its rights to credits from the landlord towards the cubicle installation and foregoing its rights to one (1) of the the two (2) month rent deposits prepaid to the landlord , the lease was amended. The amended lease requires the Company to begin paying $11,500 effective July 7, 2020, with the original monthly rent payment of $16,156 commencing on January 1, 2021. In addition, commencing on March 1, 2021, our Company will begin making up the difference between the original monthly lease payment of $16,156 and the amended monthly lease payment of $11,500, the deferred monthly rent, by paying the landlord an additional $2,000 per month until the deferred portion of the rent is fully repaid. All outstanding amounts of deferred rent shall be subject to interest at an annual the rate of 4%. The Company occupied the space in July of 2020.

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

The following table presents a reconciliation of the undiscounted future minimum lease payments, under the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters, to the amounts reported as operating lease liabilities on the consolidated balance sheet as of September 30, 2020:

Total
Undiscounted future minimum lease payments:
2020 (remainder of year)	57,331
2021	229,589
2022	230,660
2023	231,764
2024	222,926
2025	129,250
Total	$1,101,520
Amount representing imputed interest	(267,299)
Total operating lease liability	834,222
Current portion of operating lease liability	(32,628)
Operating Lease Liability, non-current	$801,594

As of September 30, 2020
Remaining term on Leases	4.25
Incremental borrowing rate	12%

As of September 30, 2020, the future minimum lease payments under other operating leases, not subject to Topic 842, are approximately $19,000 for the remainder of the year.

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

On August 14, 2019, the court granted final Summary Judgment in favor of the Company, removing Net Element as a party to the lawsuit and denying Aptito.com, Inc’s Motion for rehearing and reconsideration of this matter. Aptito, LLC, in which the Company has a majority ownership interest, remains a Defendant in this litigation. On September 17, 2019, the court granted the Company’s Motion for sanctions against the attorney representing Aptito.com, Inc. in this matter. The Company is pursuing collection of legal fees incurred from the Plaintiff and their attorney. This matter was pending a special set hearing to be held on March 23, 2020. That hearing was postponed and rescheduled for hearing in July 2020. On July 23, 2020, the Court entered a judgement against the attorney representing Aptito.com and awarded attorney fees to the Company. The attorney stated on the record he will be filing for bankruptcy. In August 2020, Plaintiffs attorney, filed an appeal against the Judgement.  This matter is still proceeding.  The Company intends pursuing recovery from the attorney.

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

NOTE 11. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2020 and 2019, agent commissions resulting from merchant processing of approximately $6,000 and $18,000, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $191,000 and $181,000 for the three months ended September 30, 2020 and 2019, respectively.

During the nine months ended September 30, 2020 and 2019, agent commissions resulting from merchant processing of approximately $64,000 and $54,000 were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $609,000 and $546,000 for the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020 and December 31, 2019, we had accrued expenses of approximately $208,000 and $127,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

On March 27, 2020, our Company entered into a Master Exchange Agreement, (the “ESOUSA Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding plus interest due to RBL Capital Group, LLC ("RBL"). Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL Capital Group, LLC. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such Exchange Amount from RBL Capital Group, LLC. Each such tranche to be $148,000 unless otherwise agreed to by the Company and ESOUSA.

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  Included in other accrued expenses at September 30, 2020 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Credit Facility.

On April 28, 2020, the Company received its second tranche of RBL promissory notes in the aggregate amount of $143,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 65,862 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $143,000 from RBL under the Credit Facility.

On August 11, 2020, the Company received its third tranche of RBL promissory notes in the aggregate amount of $707,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 66,190 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $707,000 from RBL under the Credit Facility.

On August 21, 2020, the Company received its fourth tranche of RBL promissory notes in the aggregate amount of $401,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 45,654 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $401,000 from RBL under the Credit Facility.

On September 25, 2020, the Company received its fifth tranche of RBL promissory notes in the aggregate amount of $426,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 50,000 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $426,000 from RBL under the Credit Facility.

NOTE 12. STOCKHOLDERS’ EQUITY

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

The following table represents the change in our stockholders' equity for the three and nine months ended September 30, 2020 and 2019:

	Three and Nine Months Ended September 30, 2019
	Common Stock		Paid in	Accumulated Other	Non-controlling	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Loss	interest	Deficit	Stockholder's Equity
Balance December 31, 2018	3,863,019	$386.30	$183,246,232	$(2,232,163)	$(125,737)	$(172,292,252)	$8,596,466
Share based compensation	2,448	0.24	15,006	-	-	-	15,006
Net income (loss)	-	-	-	-	(13,966)	(1,120,847)	(1,134,813)
Comprehensive income - foreign currency translation	-	-	-	(14,561)	-	-	(14,561)
Balance March 31, 2019	3,865,467	$386.55	$183,261,238	$(2,246,724)	$(139,703)	$(173,413,099)	$7,462,098
Share based compensation	319,047	23.90	2,005,816				2,005,840
Net loss	-	-	-		(40,225)	(1,537,447)	(1,577,672)
Comprehensive income - foreign currency translation	-	-	-	(5,537)			(5,537)
Balance June 30, 2019	4,184,514	$410.45	$185,267,054	$(2,252,261)	$(179,928)	$(174,950,546)	$7,884,729
Share based compensation	3,284	0.33	15,008				15,008
Net loss					(28,784)	(1,010,627)	(1,039,411)
Comprehensive income - foreign currency translation				4,373			4,373
Balance September 30, 2019	4,187,798	$410.78	$185,282,062	$(2,247,888)	$(208,712)	$(175,961,173)	$6,864,700

	Three and Nine Months Ended September 30, 2020
	Common Stock		Paid in	Accumulated Other	Non-controlling	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Loss	interest	Deficit	Stockholder's Equity
Balance December 31, 2019	4,111,082	$410.66	$185,297,069	$(2,274,187)	$(231,999)	$(178,750,634)	$4,040,659
Share based compensation	14,672	1.47	45,896	-	-	-	45,897
Expenses paid in connection with ESOUSA transaction	-	-	(5,000)	-	-	-	(5,000)
Net loss	-	-	-	-	(11,228)	(1,366,798)	(1,378,026)
Comprehensive loss - foreign currency translation	-	-	-	130,813	-	-	130,813
Balance March 31, 2020	4,125,754	$412.13	$185,337,965	$(2,143,374)	$(243,227)	$(180,117,432)	$2,834,344
Share based compensation	4,054	0.41	7,500	-	-	-	7,500
ESOUSA transaction	65,862	6.59	151,475	-	-	-	151,482
Net loss	-	-	-	-	(13,724)	(324,690)	(338,414)
Comprehensive loss - foreign currency translation	-	-	-	(65,990)	-	-	(65,990)
Balance June 30, 2020	4,195,670	$419.13	$185,496,940	$(2,209,364)	$(256,951)	$(180,442,122)	$2,588,922
Share based compensation	152,459	15.25	1,085,348	-	-	-	1,085,363
ESOUSA transaction	485,751	48.58	1,534,693	-	-	-	1,534,742
Net loss	-	-	-	-	(12,916)	(2,329,570)	(2,342,486)
Comprehensive loss - foreign currency translation	-	-	-	(2,086)	-	-	(2,086)
Balance September 30, 2020	4,833,880	$482.95	$188,116,981	$(2,211,449)	$(269,867)	$(182,771,691)	$2,864,457

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

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at September 30, 2020 and December 31, 2019 was 1,251 and 252,436, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Shares and Stock Options

During the three months ended September 30, 2020 and 2019, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $11,250 and $15,000, respectively.

During the nine months ended September 30, 2020 and 2019, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $57,158 and $30,000, respectively.

During the three months ended September 30, 2020, our Board of Directors approved and authorized the issuance of 151,597 shares of our common stock pursuant to the 2013 Plan which were allocated to certain named executives, certain employees, and certain consultants of the Company and we recorded compensation expense of approximately $1,077,855.

During the nine months ended September 30, 2019 our Board of Directors approved and authorized the issuance of 80,000 incentive stock options which were allocated to certain named executives pursuant to the 2013 Plan and we recorded compensation expense of approximately $503,000. At September 30, 2020 and
December 31, 2019, we had 154,005 incentive stock options outstanding with a weighted average exercise price of $10.73 and a weighted average remaining contract term of 7.33 and 8.08 years, respectively. All of the stock options were anti-dilutive at September 30, 2020 and December 31, 2019.

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

NOTE 13. WARRANTS AND OPTIONS

Options

At September 30, 2020 and December 31, 2019, we had fully vested options outstanding to purchase 200,648 and 314,218, respectively, of shares of common stock at exercise prices ranging from $6.29 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options using the then quoted stock price at the grant date.

Warrants

At September 30, 2020 and December 31, 2019, we had warrants outstanding to purchase 404,676 and 728,583 shares of common stock, respectively. At September 30, 2020 the warrants had a weighted average exercise price of $11.12 per share purchased and a weighted average remaining contractual term of 2.25 years. At December 31, 2019, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 3.00 years.

Non-Incentive Plan Options

At September 30, 2020 and December 31, 2019, we had 46,643 and 323,498 non-incentive options outstanding with a weighted-average exercise price of $21.46 and $21.84, respectively. The non-incentive options have a remaining contract term of .70 years at September 30, 2020. These options were out of the money at September 30, 2020 and December 31, 2019 and had no intrinsic value.

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

This Report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business, including with respect to joint ventures; the successful integration of future acquisitions; our future responses to and the anticipated impact of novel coronavirus COVID-19 ("COVID-19"); and the potential Merger between the Company and Mullen and the related transactions, including the Divestiture.

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
●

Netevia – our internally developed future-ready multi-channel payments and merchant management platform. Connecting and simplifying payments across sales channels through a single integration point, Netevia delivers end-to-end payment processing through easy-to-use APIs. The Netevia platform is the core of the company’s technology stack;

●

Blade - our internally developed, proprietary, fully automated, artificial intelligence powered underwriting solution with predictive scoring. Built for underwriting and on-boarding of new merchants, reducing potential risks and decision-making time while improving the customer experience;

●

Cryptocurrency Acceptance - We are currently in the beta stage with some merchants in Europe currently utilizing our proprietary application on point terminals to effectuate cryptocurrency acceptance at the point-of-sale; and

●

Netevia Mastercard for SMB - The Netevia Mastercard®, powered by Aliaswire’s patented technology, is part of a unique platform that combines efficient and low-cost payment processing with the ability to save money on credit and debit card payment acceptance fees.

Recent Developments

The outbreak and continuing spread of the COVID-19 pandemic has negatively affected businesses across the globe, in particular the service industry, which includes restaurants, a significant part of our business, as well as disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets. Further, this has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home” or similar orders, business limitations or total shutdowns. For example, many of our restaurant merchants that we service located within mainland United States, as well as hospitality and retail sector merchants, have been temporarily closed, have shortened operating hours and/or have otherwise been adversely affected by the impact and continuing spread of COVID-19. These merchants have experienced significant sales declines or no sales at all due to closure of their business. Additionally, the COVID-19 outbreak has negatively impacted our employee productivity, including affecting the availability of employees reporting for work.

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

On April 23, 2020 and August 3, 2020, the Company entered into certain amendments to the ESOUSA Agreement, which together increased from $2,000,000 to $15,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement.

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

On June 20, 2020, in connection with those certain term notes made by TOT Group, Inc.in favor of RBL, the Credit Facility (See Note. 8) , the Company executed two (2) promissory term notes, totaling $9,431,157, which replaces all previous outstanding term notes with RBL. The first term note is for $4,432,157 and bears interest at 14.19%. On December 20, 2021, we are required to make one (1) payment of interest only for $67,746, followed by eight (8) payments of interest only for the same amount, followed by a balloon payment for any outstanding principal and accrued interest of approximately $5,540,128. The second  term note is for $5,000,000 and bears interest at 14.19%. On June 20, 2020, we are required to make one (1) payment of interest only for $59,125 followed by six (6) payments of interest only for the same amount. Starting on January 20,2021, the Company shall make twenty (20) equal monthly payments of principal and interest of $137,109, followed by one (1) payment of principal and interest for approximately $3,290,475.In connection with this term note, the Company agreed to pay a financing fee of $894,311. Such financing fee will be due and payable as follows; $25,000 on February 20, 2021; $25,000 on June 20, 2021; $94,311 on August 20, 2022; and $750,000 on September 20, 2022. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. The Company shall not have any right to prepay this loan except as expressly provided in the Loan Agreement. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. The Company shall not have any right to prepay this loan except as expressly provided in the Loan Agreement.

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

As contemplated by the Merger Agreement, on August 11, 2020, our Company as lender, borrowed an additional $500,000 from RBL and entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the Merger Agreement is terminated for any reason by any party thereto and (ii) the Merger Effective Time (as defined in the Merger Agreement).

On September 14, 2020, an advance of $141,000 which was previously borrowed by the Company from RBL, was sent to Mullen by the Company.in connection with expenses incurred by the Company on behalf  of Mullen.  Subsequent to September 30, 2020, the Company received $55,000 from Mullen, as a payment towards this advance..

Consummation of the Merger, the Divestiture, the Private Placement and the other transactions contemplated in the Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Merger Agreement will be completed. For additional information, see the Company’s Current Report on Form 8-K filed on August 5, 2020, as amended.

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

Our Strategy

Subject to the potential Merger between the Company and Mullen and the related transactions, including the Divestiture, our strategy is to capitalize on consumer appetite for digital payment methods, the perceived movement towards a cashless society. To continue to grow our business, our strategy is to focus on providing merchants with the ability to process a variety of electronic transactions across multiple channels. We seek to leverage the adoption of and transition to card, electronic and digital-based payments by expanding our market share through our distribution channels and services innovations. We also seek growth through strategic acquisitions to improve our offerings, scale and geography. We intend to continue to invest in and leverage our technology infrastructure and our people to increase our penetration in existing markets.

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

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three and nine months ended September 30, 2020 and 2019. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended September 30, 2020	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$16,072,518	$661,856	$-	$16,734,374
Cost of revenues	14,083,449	476,741	-	14,560,190
Gross Margin	1,989,069	185,115	-	2,174,184
Gross margin %	12%	28%	-	13%
Selling, general and administrative	816,740	205,733	625,123	1,647,596
Non-cash compensation	-	-	1,089,113	1,089,113
Provision for bad debt	590,322	1,878	-	592,200
Depreciation and amortization	744,452	5,022	-	749,474
Interest expense	352,480	-	8,023	360,503
Other expense	-	2,784	75,000	77,784
Net loss for segment	$(514,925)	$(30,302)	$(1,797,259)	$(2,342,486)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	14,491,982	399,399	-	14,891,381
Total segment assets	$21,163,732	$1,408,835	$-	$22,572,567

Three months ended September 30, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$15,923,805	$895,881	$-	$16,819,686
Cost of revenues	13,414,334	664,907	-	14,079,241
Gross Margin	2,304,622	378,328	-	2,740,445
Gross margin %	14%	42%	-	16%
Selling, general and administrative	687,509	292,269	1,419,008	2,398,786
Non-cash compensation	-	-	15,008	15,008
Provision for bad debt	422,204	1,175	-	423,379
Depreciation and amortization	746,829	9,156	-	755,985
Interest expense (income), net	270,041	-	-	270,041
Other expense (income)	28,974	(151,469)	39,152	(83,343)
Net income (loss) for segment	$485,897	$227,197	$(1,313,728)	$(1,039,411)
Goodwill	6,671,750	2,972,002	-	9,643,752
Other segment assets	14,122,542	310,973	-	14,433,515
Total segment assets	$20,794,292	$3,282,975	$-	$24,077,267

Nine months ended September 30, 2020	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$44,204,134	$2,086,415	$-	$46,290,549
Cost of revenues	37,923,749	1,473,635	-	39,397,384
Gross Margin	6,280,385	612,780	-	6,893,165
Gross margin %	14%	29%	-	15%
Selling, general and administrative	2,406,843	742,492	2,199,482	5,348,817
Non-cash compensation	-	-	1,135,013	1,135,013
Provision for bad debt	1,065,340	2,948	-	1,068,288
Depreciation and amortization	2,281,517	19,801	-	2,301,318
Interest expense	1,041,913	-	8,023	1,049,936
Other (income) expense	(17,846)	2,333	64,232	48,719
Net loss for segment	$(497,382)	$(154,794)	$(3,406,750)	$(4,058,926)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	14,491,982	399,399	-	14,891,381
Total segment assets	$21,163,732	$1,408,835	$-	$22,572,567

Nine months ended September 30, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$46,025,308	$2,328,871	$-	$48,354,179
Cost of revenues	38,627,147	1,613,607	-	40,240,754
Gross Margin	7,398,161	715,264	-	8,113,425
Gross margin %	16%	31%	-	17%
Selling, general and administrative	1,972,596	813,887	4,296,238	7,082,721
Non-cash compensation	48,433	-	1,987,422	2,035,855
Provision for bad debt	913,351	(7,474)	-	905,877
Depreciation and amortization	2,327,487	27,065	-	2,354,552
Interest expense (income), net	767,676	-	-	767,676
Other expense (income)	324,913	(1,328,629)	(277,645)	(1,281,361)
Net income (loss) for segment	$1,043,705	$1,210,415	$(6,006,015)	$(3,751,895)
Goodwill	6,671,750	2,972,002	-	9,643,752
Other segment assets	14,122,542	310,973	-	14,433,515
Total segment assets	$20,794,292	$3,282,975	$-	$24,077,267

Results of Operations for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

We reported a net loss attributable to common stockholders of approximately $2.3 million or $0.52 per share loss for the three months ended September 30, 2020 as compared to a net loss of approximately $1.0 million or $0.24 per share loss for the three months ended September 30, 2019. The increase in net loss attributable to stockholders of approximately $1.3 was primarily due to an increase in non-cash compensation of approximately $1.1 million and an increase in bad debt expense of approximately $200,000.

The following tables set forth our sources of revenues, cost of revenues and the respective gross margins for the three months ended September 30, 2020 and 2019.

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	September 30, 2020	Mix	September 30, 2019	Mix	(Decrease)
North American Transaction Solutions	$16,072,518	96.0%	$15,923,805	94.7%	$148,713
International Transaction Solutions	661,856	4.0%	895,881	5.3%	(234,025)
Total	$16,734,374	100.0%	$16,819,686	100.0%	$(85,312)

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	September 30, 2020	revenues	September 30, 2019	revenues	(Decrease)
North American Transaction Solutions	$14,083,449	87.6%	$13,414,334	84.2%	$669,115
International Transaction Solutions	476,741	72.0%	664,907	74.2%	(188,166)
Total	$14,560,190	87.0%	$14,079,241	83.7%	$480,949

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	September 30, 2020	revenues	September 30, 2019	revenues	(Decrease)
North American Transaction Solutions	$1,989,069	12.4%	$2,509,471	15.8%	$(520,402)
International Transaction Solutions	185,115	28.0%	230,974	25.8%	(45,859)
Total	$2,174,184	13.0%	$2,740,445	16.3%	$(566,261)

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $16.8 million for each of the three months ended September 30, 2020 and 2019

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the three months ended September 30, 2020 were approximately $14.6 million as compared to approximately $14.1 million for the three months ended September 30, 2019

The gross margin for the three months ended September 30, 2020 was approximately $2.2 million, or 13.0% of net revenues, as compared to approximately $2.7 million, or 16.3% of net revenues, for the three months ended September 30, 2019. The primary reason for the decrease in the overall gross margin percentage was primarily the result of the competitive pressure in our industry, relating to costs that can be passed through to our merchants.

Operating Expenses Analysis:

Operating expenses were approximately $4.1 million for the three months ended September 30, 2020, as compared to $3.6 million for three months ended September 30, 2019. Operating expenses for the three months ended September 30, 2020 primarily consisted of selling, general and administrative expenses of approximately $1.6 million, non-cash compensation of approximately $1.1 million, bad debt expense of approximately $600,000 and depreciation and amortization expense of approximately $750,000. Operating expenses for the three months ended September 30, 2019 primarily consisted of selling, general and administrative expenses of approximately $2.4 million, bad debt expense of approximately $400,000, and depreciation and amortization expense of approximately $750,000. The increase in operating expenses was primarily related to the increase in non-cash compensation, partially offset by a decrease in selling, general, and administrative due to the reduction of the labor force and the reduction of compensation of certain employees and executives of the Company, as compared to the previous corresponding quarter.

The components of our selling, general and administrative expenses are reflected in the tables below.

Selling, general and administrative expenses for the three months ended September 30, 2020 and 2019 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Three months ended September 30, 2020

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$563,948	$95,254	$84,688	$743,890
Professional fees	91,468	29,523	251,262	372,253
Rent	16,664	16,183	10,568	43,415
Business development	42,198	2,500	2,929	47,627
Travel expense	1,306	12,396	39,506	53,208
Filing fees	-	-	18,916	18,916
Transaction gains	-	12,641	-	12,641
Office expenses	65,208	2,961	18,091	86,260
Communications expenses	33,387	32,210	25,707	91,304
Insurance expense	-	-	46,772	46,772
Other expenses	2,561	2,065	126,684	131,310
Total	$816,740	$205,733	$625,123	$1,647,596

Three months ended September 30, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$304,391	$124,921	$729,426	$1,158,738
Professional fees	125,713	58,478	486,984	671,175
Rent	-	23,048	51,795	74,843
Business development	75,414	540	18,707	94,661
Travel expense	36,337	10,553	18,466	65,356
Filing fees	-	-	37,213	37,213
Transaction losses	-	7,169	-	7,169
Office expenses	91,051	4,460	12,093	107,604
Communications expenses	39,530	61,428	17,710	118,668
Insurance expense	-	-	42,418	42,418
Other expenses	15,073	1,672	4,196	20,941
Total	$687,509	$292,269	$1,419,008	$2,398,786

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$259,557	$(29,667)	$(644,738)	$(414,848)
Professional fees	(34,245)	(28,955)	(235,722)	(298,922)
Rent	16,664	(6,865)	(41,227)	(31,428)
Business development	(33,216)	1,960	(15,778)	(47,034)
Travel expense	(35,031)	1,843	21,040	(12,148)
Filing fees	-	-	(18,297)	(18,297)
Transaction gains	-	5,472	-	5,472
Office expenses	(25,843)	(1,499)	5,998	(21,344)
Communications expenses	(6,143)	(29,218)	7,997	(27,364)
Insurance expense	-	-	4,354	4,354
Other (income) expenses	(12,512)	393	122,488	110,369
Total	$129,231	$(86,536)	$(793,885)	$(751,190)

Salaries, benefits, taxes and contractor payments decreased by approximately $0.4 million on a consolidated basis for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. This was primarily due to the staffing reductions necessary and the reduction of  compensation of certain employees and executives of the Company, due to the effects of the COVID-19 pandemic on our operations.

Segment	Salaries and benefits for the three months ended September 30, 2020	Salaries and benefits for the three months ended September 30, 2019	Increase / (Decrease)
North American Transaction Solutions	$563,948	$304,391	$259,557
International Transaction Solutions	95,254	124,921	(29,667)
Corporate Expenses & Eliminations	84,688	729,426	(644,738)
Total	$743,890	$1,158,738	$(414,848)

Professional fees decreased by approximately $0.3 million compared to the previous comparable quarter due to the staffing reductions necessary due to the effects of the COVID-19 pandemic on our operations.

Three months ended September 30, 2020

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$-	$941	$-	$941
SEC Compliance Legal Fees	-	-	89,147	89,147
Accounting and Auditing	-	-	98,223	98,223
Tax Compliance and Planning	-	-	-	-
Consulting	91,468	28,582	63,892	183,942
Total	$91,468	$29,523	$251,262	$372,253

Three months ended September 30, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$554	$1,681	$173,115	$175,350
SEC Compliance Legal Fees	-	-	43,393	43,393
Accounting and Auditing	-	-	98,051	98,051
Tax Compliance and Planning	-	-	13,800	13,800
Consulting	125,159	56,797	158,625	340,581
Total	$125,713	$58,478	$486,984	$671,175

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(554)	$(740)	$(173,115)	$(174,409)
SEC Compliance Legal Fees	-	-	45,754	45,754
Accounting and Auditing	-	-	172	172
Tax Compliance and Planning	-	-	(13,800)	(13,800)
Consulting	(33,691)	(28,215)	(94,733)	(156,639)
Total	$(34,245)	$(28,955)	$(235,722)	$(298,922)

All other operating expenses were relatively in line with the previous comparable quarter, with the exception of the decreases in general legal and consulting fees which totalled approximately $0.3 million.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash compensation expense was approximately $1.1 million for the three months ended September 30, 2020 as compared to $15,000 for the three months ended September 30, 2019. During the three months ended September 30, 2020, the Board of Directors approved and authorized the issuance of 151,597 shares of our common stock pursuant to the 2013 Plan which were allocated to certain executives, employees, and consultants of the Company resulting in compensation expense of approximately $1.1 million.

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $592,000 for the three months ended September 30, 2020, compared to bad debt expense, representing uncollected fees of approximately $423,000 for the three months ended September 30, 2019. The increase in bad debt expense was primarily due to billing adjustments relating to chargebacks made by our processors due to the to the effects of the COVID-19 pandemic on our merchants.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs.  Depreciation and amortization expense was approximately $750,000 for each of  the three months ended September 30, 2020 and September 30, 2019.

Interest Expense:

Interest expense for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 is as follows;

Funding Source	Three months ended September 30, 2020	Three months ended September 30, 2019	Increase / (Decrease)
RBL Notes	$328,165	$262,289	$65,876
Other	32,338	7,752	24,586
Total	$360,503	$270,041	$90,462

Total interest expense increased primarily due to additional borrowings from RBL.

Other Income (Expense):

Other losses were approximately $(78,000) for the three months ended September 30, 2020 as compared to other income of approximately $83,000 for the three months ended September 30, 2019.

Results of Operations for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

We reported a net loss attributable to common stockholders of approximately $4.0 million or $0.94 per share loss for the nine months ended September 30, 2020 as compared to a net loss of approximately $3.7 million or $0.91 per share loss for the nine months ended September 30, 2019. The increase in net loss attributable to stockholders was primarily due to a decrease in net revenues of approximately $2.0 million, which was partially offset by decreases in selling, general, and administrative expenses of approximately $1.7 million and non-cash compensation of approximately $0.9 million during the nine months ended September 30, 2020 Also, interest expense increased approximately $0.3 million which was combined with a decrease of  approximately $1.3 million in other income due to recognizing other income of approximately $1.1 million relating to merchant reserves recorded in a previous year, deemed not to be an obligation during the nine months ended September 30, 2019.

The following tables set forth our sources of revenues, cost of revenues and the respective gross margins for the nine months ended September 30, 2020 and 2019.

	Nine		Nine
	Months Ended		Months Ended		Increase /
Source of Revenues	September 30, 2020	Mix	September 30, 2019	Mix	(Decrease)
North American Transaction Solutions	$44,204,134	95.5%	$46,025,308	95.2%	$(1,821,174)
International Transaction Solutions	2,086,415	4.5%	2,328,871	4.8%	(242,456)
Total	$46,290,549	100.0%	$48,354,179	100.0%	$(2,063,630)

	Nine		Nine
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	September 30, 2020	revenues	September 30, 2019	revenues	(Decrease)
North American Transaction Solutions	$37,923,749	85.8%	$38,627,147	83.9%	$(703,398)
International Transaction Solutions	1,473,635	70.6%	1,613,607	69.3%	(139,972)
Total	$39,397,384	85.1%	$40,240,754	83.2%	$(843,370)

	Nine		Nine
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	September 30, 2020	revenues	September 30, 2019	revenues	(Decrease)
North American Transaction Solutions	$6,280,385	14.2%	$7,398,161	16.1%	$(1,117,776)
International Transaction Solutions	612,780	29.4%	715,264	30.7%	(102,484)
Total	$6,893,165	14.9%	$8,113,425	16.8%	$(1,220,260)

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $46.3 million for the nine months ended September 30, 2020 as compared to approximately $48.4 million for the nine months ended September 30, 2019. The decrease in net revenues for the comparable period was primarily due to the adverse impact of the COVID-19 pandemic on our end-to-end payment volumes and gateway transactions.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the nine months ended September 30, 2020 were approximately $39.4 million as compared to approximately $40.2 million for the nine months ended September 30, 2019. This decrease is in line with the decrease in revenues for the nine months ended September, 30, 2020.

The gross margin for the nine months ended September 30, 2020 was approximately $6.9 million, or 14.9% of net revenues, as compared to approximately $8.1 million, or 16.8% of net revenues, for the nine months ended September 30, 2019. The decrease in gross margin was primarily the result of the competitive pressure in our industry, relating to costs that can be passed through to our merchants.

Operating Expenses Analysis:

Operating expenses were approximately $9.9 million for the nine months ended September 30, 2020, as compared to $12.4 million for nine months ended September 30, 2019. Operating expenses for the nine months ended September 30, 2020 primarily consisted of selling, general and administrative expenses of approximately $5.3 million, non-cash compensation of approximately $1.1 million, bad debt expense of approximately $1.0 million and depreciation and amortization expense of approximately $2.3 million. Operating expenses for the nine months ended September 30, 2019 primarily consisted of selling, general and administrative expenses of approximately $7.1 million, non-cash compensation of approximately $2.0 million, bad debt expense of approximately $0.9 million, and depreciation and amortization expense of approximately $2.4 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the nine months ended September 30, 2020 and 2019 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Nine months ended September 30, 2020

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,649,488	$300,221	$753,983	$2,703,692
Professional fees	253,046	117,951	748,210	1,119,207
Rent	34,307	46,341	102,076	182,724
Business development	153,547	2,517	8,836	164,900
Travel expense	6,615	46,892	135,032	188,539
Filing fees	-	-	56,254	56,254
Transaction gains	-	89,140	-	89,140
Office expenses	184,692	13,688	63,065	261,445
Communications expenses	122,158	121,574	61,578	305,310
Insurance expense	-	-	127,457	127,457
Other expenses	2,990	4,168	142,991	150,149
Total	$2,406,843	$742,492	$2,199,482	$5,348,817

Nine months ended September 30, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$926,868	$400,943	$2,294,391	$3,622,202
Professional fees	400,058	186,440	1,334,367	1,920,865
Rent	-	57,144	157,086	214,230
Business development	168,582	1,655	28,821	199,058
Travel expense	95,984	24,038	83,833	203,855
Filing fees	-	-	78,125	78,125
Transaction losses	-	(36,923)	-	(36,923)
Office expenses	249,232	14,485	38,406	302,123
Communications expenses	119,233	158,495	59,584	337,312
Insurance expense	-	-	112,932	112,932
Other expenses	12,639	7,610	108,693	128,942
Total	$1,972,596	$813,887	$4,296,238	$7,082,721

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$722,620	$(100,722)	$(1,540,408)	$(918,510)
Professional fees	(147,012)	(68,489)	(586,157)	(801,658)
Rent	34,307	(10,803)	(55,010)	(31,506)
Business development	(15,035)	862	(19,985)	(34,158)
Travel expense	(89,369)	22,854	51,199	(15,316)
Filing fees	-	-	(21,871)	(21,871)
Transaction gains	-	126,063	-	126,063
Office expenses	(64,540)	(797)	24,659	(40,678)
Communications expenses	2,925	(36,921)	1,994	(32,002)
Insurance expense	-	-	14,525	14,525
Other (income) expenses	(9,649)	(3,442)	34,298	21,207
Total	$434,247	$(71,395)	$(2,096,756)	$(1,733,904)

Salaries, benefits, taxes and contractor payments decreased by approximately $0.9 million on a consolidated basis for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This was primarily due to the staffing reductions necessary and the reduction of compensation of certain employees and executives of the Company, due to the effects of the COVID-19 pandemic on our operations.

Segment	Salaries and benefits for the nine months ended September 30, 2020	Salaries and benefits for the nine months ended September 30, 2019	Increase / (Decrease)
North American Transaction Solutions	$1,649,488	$926,868	$722,620
International Transaction Solutions	300,221	400,943	(100,722)
Corporate Expenses & Eliminations	753,983	2,294,391	(1,540,408)
Total	$2,703,692	$3,622,202	$(918,510)

Professional fees decreased by approximately $0.8 million compared to the previous comparable quarter due to the staffing reductions necessary due to the effects of the COVID-19 pandemic on our operations.

Nine months ended September 30, 2020

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$2,600	$1,005	$19,708	$23,313
SEC Compliance Legal Fees	-	-	169,922	169,922
Accounting and Auditing	-	-	294,844	294,844
Tax Compliance and Planning	-	-	-	-
Consulting	250,446	116,946	263,736	631,128
Total	$253,046	$117,951	$748,210	$1,119,207

Nine months ended September 30, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$21,670	$23,315	$390,925	$435,910
SEC Compliance Legal Fees	-	-	136,484	136,484
Accounting and Auditing	-	-	293,051	293,051
Tax Compliance and Planning	-	-	19,800	19,800
Consulting	378,388	163,125	494,107	1,035,620
Total	$400,058	$186,440	$1,334,367	$1,920,865

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(19,070)	$(22,310)	$(371,217)	$(412,597)
SEC Compliance Legal Fees	-	-	33,438	33,438
Accounting and Auditing	-	-	1,793	1,793
Tax Compliance and Planning	-	-	(19,800)	(19,800)
Consulting	(127,942)	(46,179)	(230,371)	(404,492)
Total	$(147,012)	$(68,489)	$(586,157)	$(801,658)

All other operating expenses were relatively in line with the previous comparable quarter, with the exception of the decreases in general legal and consulting fees which totalled approximately $0.8 million.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash compensation expense was approximately $1.1 million for the nine months ended September 30, 2020 as compared to approximately $2.0 million for the nine months ended September 30, 2019. The decrease in expense was associated with less shares issued during the comparable period to certain executives,  employees, and consultants in connection with equity incentive awards approved by the Board of Directors.

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $1.1 million for the nine months ended September 30, 2020, compared to bad debt expense, representing uncollected fees of approximately $0.9 million for the nine months ended September 30, 2019. The increase in bad debt expense was primarily due to billing adjustments relating to chargebacks made by our processors due to the to the effects of the COVID-19 pandemic on our merchants.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs. Depreciation and amortization expense was approximately $2.3 million for the nine months ended September 30, 2020 as compared to approximately $2.4 million for the nine months ended September 30, 2019.

Interest Expense:

Interest expense for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is as follows;

Funding Source	Nine months ended September 30, 2020	Nine months ended September 30, 2019	Increase / (Decrease)
RBL Notes	997,265	730,992	266,273
Other	52,671	36,684	15,987
Total	$1,049,936	$767,676	$282,260

Total interest expense increased primarily due to additional borrowings from RBL.

Other Income:

Other income decreased by approximately $1.3 million due to the recognition in other income of approximately $1.1 million relating to merchant reserves recorded in a previous year, deemed not to be an obligation during the nine months ended September 30, 2019.

Liquidity and Capital Resources

Total assets at September 30, 2020 were approximately $22.6 million compared to approximately $23.0 million at December 31, 2019. The net decrease in total assets reflects an increase in operating cash, a decrease in cash for the amount loaned to Mullen, and the increase in the operating lease right-of-use asset with a corresponding decrease in accounts receivable and intangible assets.

At September 30, 2020, we had total current assets of approximately $9.2  million and approximately $8.7 million at December 31, 2019. The primary reason for the increase in total current assets reflects an increase in operating cash, with a corresponding decrease in cash for the amount loaned to Mullen.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $4.0 million for the nine months ended September 30, 2020 and $6.5 million for the year ended December 31, 2019 and have an accumulated deficit of $182.8 million and a negative working capital of $0.3 million at September 30, 2020.

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

As part of our Company's plan to obtain capital to fund future operations, on March 27, 2020, our Company entered into a Master Exchange Agreement (the “ESOUSA Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding and unpaid interest due to RBL Capital Group, LLC ("RBL"). Pursuant to the ESOUSA Agreement, the Company has the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL.  ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such exchange amount from RBL. Each such tranche shall be $148,000 unless otherwise agreed to by the Company and ESOUSA.

On April 23, 2020 and August 3, 2020, the Company entered into certain amendments to the ESOUSA Agreement, which together increased from $2,000,000 to $15,000,000 the principal amount and unpaid interest of one or more promissory notes of the Company or its direct or indirect subsidiaries that ESOUSA either purchased in whole or has an irrevocable right to purchase in tranches from RBL in connection with the ESOUSA Agreement.

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  Included in other accrued expenses at September 30, 2020 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Loan and Security Agreement (“Credit Facility”) with RBL.  See Note 8. "Notes Payable" in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report for more information regarding the terms of the Credit Facility.

On April 28, 2020, the Company received its second tranche of RBL promissory notes in the aggregate amount of $143,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 65,862 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $143,000 from RBL under the Credit Facility. \

On August 11, 2020, the Company received its third tranche of RBL promissory notes in the aggregate amount of $707,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 66,190 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $707,000 from RBL under the Credit Facility.

On August 21, 2020, the Company received its fourth tranche of RBL promissory notes in the aggregate amount of $401,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 45,654 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $401,000 from RBL under the Credit Facility.

On September 25, 2020, the Company received its fifth tranche of RBL promissory notes in the aggregate amount of $426,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  The Company issued 50,000 shares of Common Stock to ESOUSA in connection with this exchange.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $426,000 from RBL under the Credit Facility.

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

As contemplated by the Merger Agreement, on August 11, 2020, our Company as lender, borrowed an additional $500,000 from RBL and entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the Merger Agreement is terminated for any reason by any party thereto and (ii) the Merger Effective Time (as defined in the Merger Agreement).

On September 14, 2020, an advance of $141,000 which was previously borrowed by the Company from RBL, was sent to Mullen by the Company.in connection with expenses incurred by the Company on behalf  of Mullen.  Subsequent to September 30, 2020, the Company received $55,000 from Mullen, as a payment towards this advance..

Consummation of the Merger, the Divestiture, the Private Placement and the other transactions contemplated in the Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Merger Agreement will be completed.  For additional information, see the Company’s Current Report on Form 8-K filed on August 5, 2020, as amended.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The net loss attributable to Net Element, Inc. stockholders was approximately $2.3 million for the three months ended September 30, 2020 compared to approximately $1.0 million for the three months ended September 30, 2019.

The net loss attributable to Net Element, Inc. stockholders was approximately $4.0 million for the nine months ended September 30, 2020 compared to approximately $3.7 million for the nine months ended September 30, 2019.

Operating activities used approximately $0.3 million of cash for the nine months ended September 30, 2020 as compared to approximately $1.4 million of cash used for the nine months ended September 30, 2019. The decrease is primarily the result of the decrease in non-cash compensation for the nine months ended September 30, 2020 as compared to the previous nine months ended September 30, 2019.

Investing activities used approximately $1.0 million in cash for the nine months ended September 30, 2020 as compared to approximately $2.1 million used in investing activities for the nine months ended September 30, 2019. The decrease in cash used in investing was primarily due to the decrease in client acquisition costs.

Financing activities provided approximately $3.0 million in cash for the nine months ended September 30, 2020 as compared to approximately $2.4 million of cash provided by financing activities for the nine months ended September 30, 2019. The increase in cash provided by financing activities for the nine months ended September 30, 2020 was primarily the result of proceeds received from the Small Business Administration.

Off-balance sheet arrangements

At September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control

As of September 30, 2020, the material weaknesses disclosed in our Form 10-K for the year ended December 31, 2019 have not yet been fully remediated; however, significant progress were made during 2019 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting have included retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members. Remediation activities for our material weaknesses include:

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

Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our quarter ended September 30, 2020 that are reasonably likely to materially affect our internal control over financial reporting

Limitations on Effectiveness of Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal proceedings

For a discussion of legal proceedings, Refer to Note 10. "Commitments and Contingencies” in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report, which section is incorporated by reference herein.

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

On August 11, 2020, we issued 66,190 shares of our common stock in exchange for a tranche of $707,000 aggregate amount, less any fees, of certain RBL promissory notes purchased by ESOUSA pursuant to the ESOUSA Agreement.

On August 21, 2020, we issued 45,654 shares of our common stock in exchange for a tranche of $401,000 aggregate amount, less any fees, of certain RBL promissory notes purchased by ESOUSA pursuant to the ESOUSA Agreement.

On September 25, 2020, we issued 50,000 shares of our common stock in exchange for a tranche of $426,000 aggregate amount, less any fees, of certain RBL promissory notes purchased by ESOUSA pursuant to the ESOUSA Agreement.

Such shares of common stock were issued to ESOUSA under an exemption from the registration requirements of the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. See Note 8 to the condensed consolidated financial statements for additional information.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1+	Agreement and Plan of Merger, dated as of August 4, 2020, among Net Element, Inc., Mullen Acquisition, Inc. and Mullen Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2020)

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

10.1	Amendment No. 1, dated as of July 10, 2020, to the Binding Letter of Intent, dated June 12, 2020, between Net Element, Inc. and Mullen Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2020)

10.2	Second Amendment, dated as of August 3, 2020, to Master Exchange Agreement, dated as of March 27, 2020, as amended on April 23, 2020, between Net Element, Inc. and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2020)

10.3	Commercial Lease, dated September 26, 2019, between Lara One Investments, LLC and Net Element, Inc.

10.4	Commercial Lease, dated September 11, 2020, between Golden Star Investments Corp and Net Element, Inc.

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

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

 + Certain schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish copies of any such schedules (or similar attachments) to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Dated: November 16, 2020	By:	/s/ Oleg Firer
Name: Oleg Firer
Title: Chief Executive Officer (Principal Executive Officer)

Net Element, Inc.

Dated: November 16, 2020	By:	/s/ Jeffrey Ginsberg
Name: Jeffrey Ginsberg
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)