Form 10-K
period 2020-12-31
Net Element, Inc.
filed 2021-03-31
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-34887

Net Element, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-1025599
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3363 NE 163rd Street, Suite 605 North Miami Beach, FL	33160
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 507-8808

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NETE	The Nasdaq Stock Market, LLC (Nasdaq Capital Market)

Securities registered pursuant tp Section 12(g) of the Exchange Act:

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ YES      ☒ NO

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of June 30, 2020 was approximately $32.4 million.

The registrant had 5,208,236 shares of common stock outstanding as of March 23, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this "Report") includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of the federal securities laws. All statements other than statements of historical facts contained in this Report may be forward-looking statements, including, statements regarding our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; assumptions and projections about our industry; measures of future results of operations, such as revenue, expenses, operating margins, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business, including with respect to joint ventures; the successful integration of future acquisitions; our future responses to and the anticipated impact of novel coronavirus COVID-19 (“COVID-19”); and the potential merger between the Company and Mullen Technologies, Inc. (“Mullen”) and the related transactions. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “continues,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will,” “would” or “should” or, in each case, their negative or other variations or comparable terminology.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These factors include, but are not limited to, the following:

•	our ability (or inability) to continue as a going concern;
•	the continued outbreak of a health epidemic or pandemic, including COVID-19;
•	the impact of any new or changes made to laws, regulations, card network rules or other industry standards affecting our business;
•	the impact of any significant chargeback liability and liability for merchant or customer fraud, which we may not be able to accurately anticipate and/or collect;
•	our ability to secure or successfully migrate merchant portfolios to new bank sponsors if current sponsorships are terminated;
•	our and our bank sponsors’ ability to adhere to the standards of Visa and MasterCard payment card brand;
•	our reliance on third-party processors and service providers;
•	our dependence on independent sales groups (“ISGs”) that do not serve us exclusively to introduce us to new merchant accounts;
•	our ability to retain clients, many of which are small- and medium-sized businesses ("SMBs"), which can be difficult and costly to retain;
•	our ability to pass along increases in interchange costs and other costs to our merchants;
•	our ability to protect against unauthorized disclosure of merchant and cardholder data, whether through breach of our computer systems or otherwise;
•	the effect of the loss of key personnel on our relationships with ISGs, card brands, bank sponsors and our other service providers;
•	the effects of increased competition, which could adversely impact our financial performance;
•	the impact of any increase in attrition due to an increase in closed merchant accounts and/or a decrease in merchant charge volume that we cannot anticipate or offset with new accounts;
•	the effect of adverse business conditions on our merchants;
•	our ability to adopt technology to meet changing industry and customer needs or trends;
•	the impact of any decline in the use of credit cards as a payment mechanism for consumers or adverse developments with respect to the credit card industry in general;
•	the impact of any adverse conditions in industries in which we obtain a substantial amount of our bankcard processing volume;
•	the impact of seasonality on our operating results;
•	the impact of any failure in our systems due to factors beyond our control;
•	the impact of any material breaches in the security of third-party processing systems we use;
•	the impact of any new and potential governmental regulations designed to protect or limit access to consumer information;
•	the impact on our profitability if we are required to pay federal, state or local taxes on transaction processing;
•	the impact on our growth and profitability if the markets for the services that we offer fail to expand or if such markets contract;
•	significant losses we have incurred and may continue to experience in the future;
•	foreign laws and regulations, which are subject to change and uncertain interpretation;
•	geopolitical instability, including the recent outbreak and continuing spread of COVID-19, and other conditions that may adversely affect trends in consumer, business and government spending;
•	the Company’s ability (or inability) to obtain additional financing in sufficient amounts or on acceptable terms when needed;
•	the impact on our operating results as a result of impairment of our goodwill and intangible assets;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future; and
•	ineffective risk management policies and procedures;
•	our ability to protect our systems and data from continually evolving cybersecurity risks or other technological risks;
•	the failure of the Mullen merger to be completed or a significant continued delay in the consummation of the merger, as well as business unceratinties whilc ethe merger is pending, and
•	the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K

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

Since the outbreak of the COVID-19 pandemic, we took initiatives to help minimize the risks to our business and protect our shareholders. Our management team’s experience during the 2008 financial crisis proved to be very valuable in dealing with the on-going crisis. Our entire staff is fully committed and working diligently to support our merchants through these difficult times. Most of our merchants have contactless payment acceptance capabilities through their POS solutions, as well as, e-commerce and mobile contactless payment acceptance capabilities to eliminate the need for physical payments to help reduce the spread of COVID-19. The following initiatives, including an extensive business continuity plan, have been implemented:

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

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, the course and possible changing conditions of the COVID-19 pandemic, including any measures to control the spread domestically and internationally, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements. Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. Accordingly, on August 4, 2020, the Company entered into a merger agreement in connection with the contemplated merger (the “Merger”) with Mullen Technologies, Inc., a California corporation (“Mullen”), and certain related transactions, including a divestiture of the Company’s existing business operations.  See “—Recent Developments—Mullen Merger and Related Transactions” for additional information. There can be no assurance, at this time, regarding the eventual outcome of our planned strategic alternatives, including the Merger and the related transactions. In most respects, it is still too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our merchant processing business, our merchants, our planned strategic alternatives to enhance current shareholder value, our current investors, and/or future potential investors.

As part of our Company's plan to obtain capital to fund future operations, on March 27, 2020, our Company entered into a Master Exchange Agreement, (the “ESOUSA Agreement”) with ESOUSA Holdings, LLC ("ESOUSA"), a related party. Prior to entering into the ESOUSA Agreement, ESOUSA agreed to acquire an existing promissory note that had been previously issued by the Company, of up to $2,000,000 in principal amount outstanding and unpaid interest due to RBL Capital Group, LLC ("RBL"). Pursuant to the ESOUSA Agreement, the Company had the right, at any time prior to March 27, 2021, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange this promissory note in tranches on the dates when the Company instructs ESOUSA, for such number of shares of the Company’s common stock (“Common Stock”) as determined under the ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL.  ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such exchange amount from RBL. Each such tranche shall be $148,000 unless otherwise agreed to by the Company and ESOUSA.

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

On December 29, 2020, the Company entered into the First Amendment (the “Amendment”) to the Merger Agreement with Mullen and the Merger Sub.

Prior to the parties’ execution and delivery of the Amendment, Section 8.1(b) of the Merger Agreement provided that the Merger Agreement may be terminated and the merger contemplated in the Merger Agreement (the “Merger”) and other transactions contemplated in the Merger Agreement may be abandoned at any time prior to the merger effective time, notwithstanding any requisite approval and adoption of the Merger Agreement and the transactions contemplated in the Merger Agreement by the shareholders of Mullen and/or the stockholders of the Company, by either Company or Mullen if the merger effective time shall not have occurred on or before December 31, 2020 (the “Outside Date”). Pursuant to the Amendment, the Company, Mullen and Merger Sub amended Section 8.01(b) of the Merger Agreement to extend the Outside Date to March 31, 2021.

In addition, pursuant to the Amendment, the Company, Mullen and Merger Sub agreed that, if the registration statement on Form S-4 (with the merger proxy statement included as part of the prospectus) is not filed with the SEC on or prior January 15, 2021, then Mullen will pay the Company an agreed sum of $13,333 per day (the “Late Fee”) until the such registration statement (with the merger proxy statement included as part of the prospectus) is filed with the SEC. All accumulated Late Fees will be due and payable by Mullen on the 5th day of each calendar month commencing February 5, 2021 and on the 5th day of each month thereafter until the above-refenced filing has occurred.

On March 30, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to Agreement and Plan of Merger dated as of August 4, 2020, as amended by the First Amendment dated as of December 29, 2020 (the “Merger Agreement”) with Mullen Technologies, Inc., a California corporation (“Mullen”), Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”). Prior to the parties’ execution and delivery of the Second Amendment, Section 8.1(b) of the Merger Agreement, as amended, provided that the Merger Agreement may be terminated and the merger contemplated in the Merger Agreement (the “Merger”) and other transactions contemplated in the Merger Agreement may be abandoned at any time prior to the merger effective time, notwithstanding any requisite approval and adoption of this Agreement and the transactions contemplated in the Merger Agreement by the shareholders of Mullen and/or the stockholders of the Company, by either Company or Mullen if the merger effective time shall not have occurred on or before March 31, 2021 (the “Outside Date”). Pursuant to the Second Amendment, the Company, Mullen and Merger Sub amended Section 8.01(b) of the Merger Agreement to extend the Outside Date to April 30, 2021.

The foregoing description of the Second Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement, a copy of which is attached hereto as Exhibit 2.1 and incorporated herein by reference.

Consummation of the Merger, the Divestiture, the Private Placement and the other transactions contemplated in the Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Merger Agreement will be completed. For additional information, see the Company’s Current Report on Form 8-K filed on December 30, 2020, as amended.

We continue our mission to build value for our shareholders as we work through the crisis caused by the pandemic.

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

Planned for 2021:

We will continue to focus on understanding our clients and addressing their payment acceptance needs in core market segments, in spite of the current CPVID-19 crisis, and the uncertainty in the state of the economy.

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

We believe that new and disruptive technologies will provide us the opportunity to differentiate ourselves from our competition, continue developing and delivering innovative payment solutions in 2021, in spite of COVID-19.

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
●

Continue the further development of disruptive emerging technologies such as contactless payment technologies, payments enablement for Internet of Things (“IoT”), biometrics payment acceptance and artificial intelligence

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

We continue to believe that disruptive technologies such as biometrics payments, contactless payment technologies, and artificial intelligence will play key roles in future commerce. These technologies will encourage innovation through development of value-added services and cater to both merchants and their customers.

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

Our vision is to set the standard for multi-channel payments acceptance and value-added service offerings with focus on the creation of an unified global transaction acceptance ecosystem. We believe in disruptive emerging technologies and, as such, we have developed Netevia, our future-ready multi-channel payments platform to support development of value-added solutions designed for everyday commerce. Moving forward, we believe exciting projects and disruptive technologies like biometric payments and artificial intelligence will provide us the opportunity to continue developing innovative payments solutions, which will provide value to our clients.

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

The recent outbreak and continuing spread of COVID-19 is currently impacting countries, communities, supply chains and markets, global financial markets, as well as, the largest industry group serviced by our Company. The Company cannot predict, at this time, whether COVID-19 will continue to have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly restaurants, and any possible future government ordinances that may further restrict restaurant and other service or retail sectors operations.

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

●  Integrated online and mobile billing solutions

●  Complete cross-border toolkit for online business

●  Integrated GDS transaction processing

●  Mobile content monetization and management

●  Security / risk management

●  Marketing / loyalty

Segment Revenue:	$62.6 million for 2020, up 1.3% from 2019	$3.1 million for 2020, down 2.3% from 2019
Dollars Volume Processed:	$2.6 billion for 2020, down 18.7% from 2019	$144 million for 2020, down 66.1% from 2019

Our segments are designed to establish lines of businesses that support our client base and further globalize our solutions. Management determines the reportable segments based on the internal reporting used by our Chief Operating Decision Maker to evaluate performance and to assess where to allocate resources. The principal revenue stream for all segments came from service and transaction related fees during 2020 and 2019.

Revenues from each of our operating segments as a percentage of total revenues are displayed in the below table.

	Year ended December 31,
	2020	2019
Total revenues generated:
North American Transaction Solutions	95%	90%
International Transaction Solutions	5%	10%

No country outside the U.S. represents greater than 10% of our total revenues.

Comparative segment revenues and related financial information pertaining to our segments for the years ended December 31, 2020 and 2019 are presented in the tables in Note 16, Segment Information, to our consolidated financial statements (the “Consolidated Financial Statements”), which are included elsewhere in this Report.

North American Transaction Solutions Segment

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

Sales & Marketing Compensation – As compensation for their referral of merchant accounts, we pay our Sales Partners an agreed-upon recurring commission, or percentage of the income we derive from the transactions we process from the merchants they refer to us. The amount of the recurring commissions we pay to our Sales Partners varies on a case-by-case basis and depends on several factors, including but not limited to the number and type of merchants each group refers to us. We provide additional incentives to our Sales Partners, including, from time to time, advances and merchant acquisition bonuses that are secured by income earned from the referred merchant and repayable from future compensation that may be earned by the groups in respect to the merchants they have referred to us. For the year ended December 31, 2020 and 2019, we had provided merchant acquisition incentives to Sales Partners in an aggregate amount of approximately $604,000 and $1.8 million, respectively. Our organic growth plan calls for future incentives to be funded to our Sales Partners for referred merchants.

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

Merchants we served in the North American Transaction Solutions segment during 2020 processed an average of $14,800 per month in cashless transactions with an average transaction value of approximately $41 per transaction. Larger payment processors have traditionally underserved these merchants. As a result, these merchants have historically paid higher transaction fees than larger merchants and have not been provided with tailored solutions and on-going services that larger merchants typically receive from larger payment processing providers.

Our card-present processing volume for the year ended December 31, 2020 represented 78% of the total North American Transaction Solution volume, and card-not-present processing volume represented 22%.

As of December 31, 2020, approximately 50.9% of our SMB merchants were restaurants, 11.2% were general merchandise, 11.9% were professional services, 9.7% were food store, and 8.5% were automotive. The high concentration in restaurants reflects the efforts of our sales team actively targeting our Aptito POS product line.

The following table reflects the percentage concentration of our merchant base by category:

	2020	2019
Restaurants	50.9%	47.9%
General Merchandise	11.2%	13.1%
Professional Services	11.9%	11.5%
Food Stores	9.7%	9.3%
Automotive	8.5%	7.4%
Health / Beauty	1.4%	7.3%
Educational Services	1.3%	2.7%
Hotels / Motels	1.3%	0.4%
Other	3.8%	0.4%

In December 2020, SMB merchants located in the following states represented the following percentage of our SMB card processing volume: New York represented 25.9%, Florida represented 13.4% California represented 9.1%, New Jersey represented 6.1% and Texas represented 5.5%. No other state represented more than 5% of our total SMB card processing volume. Our geographic concentration tends to reflect states where we maintain a stronger sales force.

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

●

Investigation and Loss Prevention – if a merchant exceeds any parameters established by our underwriting and/or risk management staff or violates regulations established by the applicable bankcard network or the terms of our merchant agreement, one of our investigators will identify the incident and take appropriate action to reduce our exposure to loss and the exposure of our merchant. This action may include requesting additional transaction information, withholding or diverting funds, verifying delivery of merchandise or even deactivating the merchant account. Additionally, Relationship Managers may be instructed to retrieve equipment owned by us. In addition, to protect ourselves from unexpected losses, we maintain a reserve account with our sponsoring bank, which can be used to offset any losses incurred at a given time. As of December 31, 2020, our reserve balance was approximately $781,000. The reserve is replenished as required by funding 0.03% of bankcard processing volume. In the case of our self-designated bin, this is triggered when it falls below $25,000. This reserve is included on our consolidated balance sheet under the caption “other long-term assets” and reflected as restricted cash for purposes of the statement of cash flows.

●

Reserves – some of our merchants are required to post reserves (cash deposits) that are used to offset chargebacks incurred. Our sponsoring banks hold such reserves related to our merchant accounts as long as we are exposed to loss resulting from a merchant’s processing activity. In the event that a small company finds it difficult to post a cash reserve upon opening an account with us, we may build the reserve by retaining a percentage of each transaction the merchant performs until the reserve is established. This solution permits the merchant to fund our reserve requirements gradually as its business develops. As of December 31, 2020, total reserve deposits were approximately $13.3 million. We have no legal title to the cash accounts maintained at the sponsor bank in order to cover potential chargeback and related losses under the applicable merchant agreements. We also have no legal obligation to these merchants with respect to these reserve accounts. Accordingly, we do not include these accounts and the corresponding obligation to the merchants in our consolidated financial statements.

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

Sponsoring Bank. We have agreements with several banks that sponsor us for membership in the Visa, MasterCard, American Express and Discover card brands and settle card transactions for our merchants. These agreements allow us to use the banks’ identification numbers, referred to as Bank Identification Number (“BIN”) for Visa transactions and Interbank Card Association (“ICA”) number for MasterCard transactions. The principal Sponsoring Bank through which we processed the majority of our transaction in the United States during 2020 was with Esquire Bank, N.A. In addition, we process transactions through BIN sponsorship agreements with Citizens Bank, N.A. and Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks.

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

Merchants we served during 2020 in the International Transaction Solutions segment processed an average of $19,620 per month in cashless transactions with an average transaction value of approximately $14.79 per transaction. Banks and traditional processors have traditionally underserved these merchants due to multi-national and cross-border requirements for these merchants.

During 2020, our sales department consisted of 18 specialists who are responsible for managing the leads, execution of the client agreements, client boarding, customization of the solutions, implementation of the payment acceptance solutions and post-sale client relationship.

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

International Transaction Solutions Industry Mix. We have developed significant expertise in industries that we believe present opportunities for growth. These include:

●	Internet stores
●	Professional service providers
●	Travel services
●	Telecommunications
●	Social media networks
●	Financial services
●	Utilities and government services
●	Digital content providers

The following table reflects the percentage concentration of our merchant base by class:

	2020	2019
Internet Stores	47.1%	48.4%
Professional Service	4.7%	2.2%
Travel Services	1.8%	7.0%
Telecommunications	13.9%	14.7%
Social Media Networks	6.7%	0.4%
Financial Services	4.1%	1.5%
Utilities and Government Services	3.8%	4.1%
Digital content providers	4.4%	7.2%
Other	13.5%	14.5%

International Transaction Solutions Risk Management. In the emerging markets, we focus our sales efforts on electronic commerce merchants and have developed systems and procedures designed to minimize our exposure to potential merchant losses and provide our merchants with cross-border payment acceptance.

Effective risk management helps us minimize merchant losses for the mutual benefit of our merchants and ourselves. Our Anti-Fraud System allows us to identify and prevent up to 99.9% of potential fraud related to bankcard processing in the electronic commerce environment. Our Underwriting and Risk Management Policy and procedures help to protect us from fraud perpetrated by our merchants. 150 different fraud filters allow our clients to maintain high level or payment conversion. Our risk management is conducted in both manual and automatic modes.

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

International Transaction Solutions Sponsoring Banks and Data Processors. Because we are not a “member bank” or a licensed financial services institution as defined by Visa, MasterCard, American Express and Discover (“Card Brands”), in order to authorize and settle payment transactions for merchants, we must be partner with a financial institution that holds member bank status with the Card Brands (“Partner Bank”) and various third-party vendors (“Data Processors”), if necessay, to assist us with these functions. Card Brand rules restrict us from performing funds settlement or accessing merchant settlement funds and require that these funds be in the possession of a Partner Bank until the merchant is funded.

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

Our Moscow (Russia) IT development center employs 7 technical directors, managing the PayOnline platform development teams.

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

Employees

Our total number of staff as of December 31, 2020 was 62 full-time employees. The staff at North American Transaction Solutions segment includes 32 employees, of which 12 work for Net Element Software located in Yekaterinburg, Russia. Our International Transaction Solutions segment, located in Moscow, Russia had 18 employees.

Corporate History and Information

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

Our principal office is located at 3363 NE 163 rd Street, Suite 605, North Miami Beach, Florida 33160, and our main telephone number is (305) 507-8808. Our corporate website is at http:www.netelement.com.

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

Seasonality

Historically, we have experienced seasonal fluctuations in our revenues as a result of consumer spending patterns, especially in the restaurant business. Revenues have been weaker during the first quarter of the calendar year and stronger during the second, third and fourth quarters. We expect our business to continue experiencing seasonal fluctuations consistent with this historical pattern including the continued effects of the pandemic.

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

Risks Related to our Financial Condition

Our financial condition creates doubt as to whether we will continue as a going concern. If we do not continue as a going concern, investors may lose their entire investment.

Since our inception, we have incurred significant operating losses. We sustained a net loss of approximately $5.9 million for the year ended December 31, 2020 and an accumulated deficit of approximately $184.7 million at December 31, 2020. We had a negative working capital of approximately $1.7 million at December 31, 2020. Our current assets at December 31, 2020 included approximately $4.5 million in cash, $7.1 million of accounts receivable and $1.1 million in prepaid expenses. Our current liabilities included approximately $11.8 million in accounts payable and accrued expenses, $1.6 million in deferred revenue and $1.3 million in current notes payable.

As of the filing date of this Report with the SEC, management expects that our cash flows from operations will not be sufficient to fund our current operations through 2021. We will require additional capital in order to continue our existing business operations and to fund our obligations. At this time, the outbreak and continuing spread of the novel coronavirus (“COVID-19”) pandemic is continuing to impact countries, communities, supply chains and markets, global financial markets, as well as, the largest industry group serviced by our Company. To date, COVID-19 has not had a material impact on the Company's revenues as compared to the previous year. However, the Company cannot predict whether COVID-19 will have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly restaurants, and any possible future government ordinances that may further restrict restaurant and other service or retail sectors operations, including the potential course of COVID 19, and measures instituted to control the spread domestically and internationally.

Our company is re-evaluating its operating plans in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants, and is also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that upon re-evaluating its operating strategy it will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its working capital requirements. In most respects, there is still uncertainty regarding the measures in place to control the spread of the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors.

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

Risks Related to Our Business and Operations

The outbreak of a health epidemic or pandemic, including the COVID-19 coronavirus, may have an adverse effect on our business.

Our business could be materially and adversely affected by the continued or possible outbreak of a widespread health epidemic or pandemic, including arising from various strains of avian flu or swine flu, such as H1N1, or the COVID-19 coronavirus, particularly if located in industry sectors from which we derive a significant amount of revenue or profit, such as restaurants. The occurrence of the continued spread of the pandemic outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and have a material adverse effect on our business, financial condition and results of operations.

For example, many of our restaurant merchants that we service located within mainland United States, as well as hospitality and retail sector merchants, have been temporarily closed, have shortened operating hours and/or have otherwise been adversely affected by the impact continuing spread of COVID-19. These merchants have experienced significant sales declines or no sales at all due to closure of their business or limiting in-dining capacity. Additionally, the COVID-19 outbreak has negatively impacted employee productivity, including affecting the availability of employees reporting for work.

Additionally, our business, financial condition and results of operations have been and may be further impacted in several ways, including, but not limited to, the following:

●	disruptions to our operations, including due to restrictions on our operations, sales and marketing efforts, product development and other important business activities;

●	reduced processing volumes, particularly due to disruptions to the businesses and operations of our merchants;

●	greater difficulty in collecting customer receivables;

●	a fluctuation in foreign currency exchange rates or interest rates could result from market uncertainties; and

●	an increase in the cost or the difficulty to obtain debt or equity financing could affect our financial condition or our ability to fund operations.

Additionally, COVID-19 could impact our internal controls over financial reporting as a portion of our workforce is required to work from home and therefore new processes, procedures, and controls could be required to respond to changes in our business environment. Further, should any key employees become ill from COVID-19 and unable to work, the attention of the management team could be diverted.

Although we will continue to monitor the situation and take further actions, which may include further altering our operations, in order to protect the best interests of our employees, merchants and partners and to comply with government requirements, there is no certainty that such measures will be enough to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

We are unable to accurately predict the impact that COVID-19 will have on our results of operations, due to uncertainties including the ultimate geographic spread of the virus within and outside of the United States, the severity of the disease, the duration of the outbreak, and actions that have been taken by governmental authorities to contain COVID-19 or to treat its impact. The potential effects of COVID-19 may also impact many of our other risk factors discussed in this “Risk Factors” section. However, while it is premature to accurately predict the ultimate impact of these developments, we expect our results for the quarter ending March 31, 2021 to be impacted with potential continuing adverse impacts beyond March 31, 2021.

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

If the number of electronic commerce transactions does not grow or if consumers or businesses do not continue to adopt our services, it could have a material adverse effect on the profitability of our business, financial condition, and results of operations. We believe future growth in the electronic commerce market will be driven by the cost, ease-of-use, and quality of products and services offered to consumers and businesses. In order to consistently increase and maintain our profitability, consumers and businesses must continue to adopt our services, including our merchant suite, Aptito and PayOnline solutions.

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

Our management has identified continued material weaknesses in our controls and procedures as of December 31, 2020, which, if not properly remedied, could result in material misstatements in our financial statements.

As of the end of the period covered by this Report, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because there are a limited number of personnel employed and we cannot have an adequate segregation of duties, and due to the material weaknesses in our internal control over financial reporting as discussed in “Management’s Report on Internal Control Over Financial Reporting” in Part II, Item 9A of this Report. Accordingly, management cannot provide reasonable assurance of achieving the desired control objective. Management works to mitigate these risks by being personally involved in all substantive transactions and attempts to obtain verification of transactions and accounting policies and treatments involving our operations, including those overseas. We are in the process of reviewing and, where necessary, modifying controls and procedures throughout the Company and we plan to address deficiencies identified as needed during 2021, pending the economic uncertainty at this time, concerning the Covid-19 pandemic and the re-allocation of current resources

Acquisition activities could result in operating difficulties, dilution to our stockholders and other harmful consequences, and we may not achieve the anticipated benefits of the acquisitions.

We have built our current business primarily through acquisitions of intellectual property and other assets in connection with acquiring businesses, such as Unified Payments, Aptito and PayOnline, and we may selectively pursue strategic acquisitions in the future. Future acquisitions could divert management’s time and focus from operating our business. In addition, integrating an acquired company, business or technology is risky and may result in unforeseen operating difficulties and expenditures. Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not accurately assess the value or prospects of acquisition candidates, and the anticipated benefits from our future or even past acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our common stock, the incurrence of significant amounts of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could negatively affect our financial condition.

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

We earn revenues and interest income, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. In the year ended December 31, 2020, we used one functional currency - the Russian ruble - in addition to the U.S. dollar, and derived approximately 5% of our total net revenues from operations outside the United States in Russia and CIS. As of December 31, 2020, the foreign exchange rate for the Russian ruble increased by approximately 19.9% as compared to the daily rate at December 31, 2019. Because our consolidated financial statements are presented in U.S. dollars, we must translate net revenues, interest income and expenses, as well as assets and liabilities, into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect the amounts of our net revenues, interest income, operating expenses and the value of balance sheet items, including intercompany assets and obligations. Because we have operations in Russia, our exchange rate risk is highly sensitive to the prevailing value of the U.S. dollar relative to the Russian ruble, which exchange rates have fluctuated significantly in recent months as a result, in part, of the continuing instability in Ukraine and Syria as well as continued sanctions against Russia. Fluctuations in foreign currency exchange rates, particularly the U.S. dollar against the Russian ruble, may materially adversely affect our financial results.

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

Risks Related to the Mullen Merger

Failure of the Merger to be completed or a significant continued delay in the consummation of the Merger could negatively impact us.

If the contemplated Merger is not completed or continues to be significantly delayed, we may be subject to a number of material risks, including, but not limited to the following:

●	the price of our common stock may decline to the extent that the relevant current market price reflects a market assumption that the Merger will be completed;

●	costs related to the Merger, such as legal, accounting, certain financial advisory and financial printing fees, must be paid even if the Merger is not completed;

●	we could be subject to litigation related to the Merger;

●

we will not realize the benefit of the time and resources, financial and otherwise, committed by our management to matters relating to the Merger that could have been devoted to pursuing other beneficial opportunities;

●	we may be unsuccessful in completing an alternative strategic transaction on terms that are as favorable as the terms of the proposed transaction with Merger, or at all; and

●	we may be unable to continue as a going concern.

We will be subject to business uncertainties while the Merger is pending.

Uncertainty about the effect of the contemplated Merger on employees, merchants, partners and other persons with whom we have a business relationship may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to attract, retain and motivate key personnel and merchants pending the consummation of the Merger, as such personnel and merchants may experience uncertainty about their future roles and relationships following the consummation of the Merger. Additionally, these uncertainties could cause our merchants, partners and others with whom we deal to seek to change, or fail to extend, existing business relationships with us. In addition, competitors may target our existing merchants by highlighting potential uncertainties that may result from or in connection with the Merger.  The pursuit of the Merger may also place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns could have a material adverse effect on our business, financial condition and results of operations.

On March 30, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to Agreement and Plan of Merger dated as of August 4, 2020, as amended by the First Amendment dated as of December 29, 2020 (the “Merger Agreement”) with Mullen Technologies, Inc., a California corporation (“Mullen”), Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”). Prior to the parties’ execution and delivery of the Second Amendment, Section 8.1(b) of the Merger Agreement, as amended, provided that the Merger Agreement may be terminated and the merger contemplated in the Merger Agreement (the “Merger”) and other transactions contemplated in the Merger Agreement may be abandoned at any time prior to the merger effective time, notwithstanding any requisite approval and adoption of this Agreement and the transactions contemplated in the Merger Agreement by the shareholders of Mullen and/or the stockholders of the Company, by either Company or Mullen if the merger effective time shall not have occurred on or before March 31, 2021 (the “Outside Date”). Pursuant to the Second Amendment, the Company, Mullen and Merger Sub amended Section 8.01(b) of the Merger Agreement to extend the Outside Date to April 30, 2021.

The foregoing description of the Second Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement, a copy of which is attached hereto as Exhibit 2.1 and incorporated herein by reference.

Risks Related to Our Common Stock

Our officers, directors and their affiliates own a large portion of our common stock. Future sales or distributions of our common stock in the public market by us or our officers, directors and their affiliates could adversely affect the trading price of our common stock.

At March 30, 2021, our officers, directors and their affiliates beneficially owned approximately 14.9% of our common stock. Sales or distributions of a substantial number of shares of our common stock by our officers, directors and their affiliates in the public market, or the perception that these sales or distributions might occur, may cause the market price of our common stock to decline.

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

General Risk Factors

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

North American Transaction Solutions

During May 2013, we entered into a lease agreement, for approximately 4,101 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016. The lease was extended for a period of five years commencing August 1, 2017 and expiring July 31, 2022 with equal monthly base rent installments of $14,354 ($172,248 per year) plus sales tax. In September 2020, we entered into an agreement with the Landlord modifying this existing lease. In consideration of payment to Landlord of the sum of $65,600, the Company surrendered all existing premises occupied by it and entered into  a new 4 year lease for a smaller premises at Unit #707 in the same building for a monthly rent of $2,954. There will be a $65,600 payment payable as follows: (1) $22,700 due upon the execution of the Modification of Lease Agreement; (2) $20,100 due on or before December 31, 2020; and (3) $22,800 due on or before March 31, 2021. Except as previously mentioned, all other terms and conditions of the initial lease agreement continues to remain in effect. The first two payments have been made and the Company is expected to make the third payment on March 31, 2021, at this time.

On September 26, 2019, we entered into a lease for additional office space in the building that our current office space is located for our North American Transactions Solutions. The space is for 5,875 square feet and the term is for 5 years commencing on September 23, 2019 and expiring on September 30, 2024. The monthly base rent is $16,156 ($193,875 per year) plus sales tax. In consideration of our Company foregoing its rights to credits from the landlord towards the cubicle installation and foregoing its rights to one (1) of the (2) month rent deposits prepaid to the landlord , the lease was amended. The amended lease requires the Company to begin paying $11,500 effective July 7, 2020, with the original monthly rent payment of $16,156 commencing on January 1, 2021. In addition, commencing on March 1, 2021, our Company will begin making up the difference between the original monthly lease payment of $16,156 and the amended monthly lease payment of $11,500, the deferred monthly rent, by paying the landlord an additional $2,000 per month until the deferred portion of the rent is fully repaid. All outstanding amounts of deferred rent shall be subject to interest at an annual the rate of 4%. The Company occupied the space in July of 2020.

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

Holders

As of December 31, 2020, our common stock was held by 211 registered shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company.

Dividends

We have not historically declared any dividends. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as any earnings will be used to help generate growth. The decision on the payment of dividends in the future rests within the discretion of the Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. There are no restrictions in our certificate of incorporation or bylaws that restrict us from declaring dividends.

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

In January 2021, we issued 200,000 shares of our common stock in exchange for a tranche of $1,960,000 aggregate amount, less any fees, of certain RBL promissory notes purchased by ESOUSA pursuant to the ESOUSA Agreement.

Such shares of common stock were issued to ESOUSA under an exemption from the registration requirements of the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. See Note 8 to the condensed consolidated financial statements for additional information.

Issuer Purchases of Equity Securities

For the years ended December 31, 2020 and 2019, we did not repurchase any shares of our common stock.

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

Recent Developments

The COVID-19 pandemic has and continues to affect businesses across the globe, in particular the service industry, which includes restaurants, a significant part of our business. Over the past year, we have taken initiatives to help minimize the risks to our business and protect our shareholders.  Our management team’s experience during the 2008 financial crisis is proving to be very valuable in dealing with the current crisis.  Our entire staff is fully committed and working diligently to support our merchants through these difficult times. Most of our merchants have contactless payment acceptance capabilities through their POS solutions, as well as, e-commerce and mobile contactless payment acceptance capabilities to eliminate the need for physical payments to help reduce the spread of the virus. The following initiatives, including an extensive business continuity plan, have been implemented:

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

To date, COVID-19 has not had a material impact on the Company. However, the Company cannot predict whether COVID-19 will have a material impact on our future financial condition and results of operations due to understaffing in the service sector and the decrease in revenues and profits, particularly from restaurants, which is the largest industry group serviced by our Company, any possible future government ordinances that may further restrict restaurant and other service or retail sector operations, or measures undertaken to contain and eliminate the spread domestically and internationally.  The exact extent of the impact from COVID-19 will depend on future developments, which are highly uncertain and cannot be predicted.  In most respects, it is still too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors. The Company is aware that the processing volume for the year ended 2021 may continue to be affected, primarily due to any possible complete closure or suspension of dine-in services in the restaurant industry, in particular.

Acquisitions of Recurring Cash Flow Portfolios

From time to time, the Company acquires future recurring revenue streams from sales agents in exchange for an upfront cash payment. This results in an increase in net cash flow to the Company. The acquisitions of recurring cash flows are treated as asset acquisitions, resulting in recording a recurring cash flow portfolio intangible asset, at cost, on the date of acquisition. These assets are amortized over a straight-line period of approximately four years and is included in intangible assets on the accompanying consolidated balance sheets (See Note 6 - item labeled “Portfolio and Clients Lists”, on the accompanying consolidated audited financial statements). During the year ended December 31, 2019 we acquired the following recurring cash flow portfolios. There were no recurring cash flow portfolios acquired during the years ended December 31, 2020 and 2019.

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

As of December 31, 2020, the Purchaser and Seller agreed to and finalized the terms of a new static portfolio.

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

As of December 31, 2020, the Purchaser and Seller have not finalized the terms of a new static portfolio.

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

At December 31, 2019, our management determined that an impairment charge of approximately $1.3 million was necessary to reduce the goodwill relating to the acquisition of PayOnline which is part of our International Transaction Solutions segment . We did not recognize any impairment charge to goodwill during the year ended December 31, 2020.

How We Assess Our Business

Technology Enabling Payment Solutions

Our technology provides comprehensive payment solutions to small and medium size businesses and organizations. Our merchant services includes third-party integrated payment solutions, as well as, traditional payment services across our strategic vertical markets.

Proprietary Software and Payments

Our proprietary software and payments services, Aptito, delivers embedded payment solutions to our clients through company-owned software and we also provide the traditional merchant processing model.

Corporate Expenses and Eliminations

Our corporate expenses and eliminations category includes corporate overhead expenses, when presenting reportable segment information. For additional information on our segments, see Note 16 of our accompanying audited consolidated financial statements.

Key Operating Metrics

We evaluate our performance through key operating metrics, including:

•	the dollar volume of payments our clients process through us (“payment volume”);
•	the portion of our payment volume that is produced by integrated transactions; and
•	period-to-period payment volume attrition.

Our payment volume for the years ended December 31, 2020 and 2019 was $2.7 billion and $3.6 billion, respectively, representing a period- to-period decrease of 25%. We focus on volume, because it reflects the scale and economic activity of our client base and because a significant part of our revenue is derived as a percentage of our clients’ dollar volume receipts. Payment volume reflects the addition of new clients and same store payment volume growth of existing clients, partially offset by client attrition during the period. The COVID-19 pandemic affected businesses across the globe, in particular the service industry, which includes restaurants, a significant part of our business.

Total transactions processed during 2020 were 73.3 million compared to 106 million for 2019.

Results of Operations for the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

We reported a net loss attributable to common stockholders of approximately $5.9 million or ($1.34) loss per share for the year ended December 31, 2020 as compared to a net loss of approximately $6.5 million or ($1.60) loss per share for the year ended December 31, 2019. This resulted in a decrease  in net loss attributable to stockholders of approximately 9% primarily due to a decrease of  approximately $2.3 million in selling, general, and administrative expenses, partially offset by an increase in non-cash compensation of approximately $0.7 million. There were no goodwill impairment charges during the year ended December 31, 2020, as compared to an impairment charge of approximately $1.3 million recorded at December 31, 2019.

The following table sets forth our sources of revenues, cost of revenues and gross margins for the years ended December 31, 2020 and 2019.

Gross Margin Analysis:

	Twelve		Twelve
	Months Ended		Months Ended		Increase /
Source of Revenues	December 31, 2020	Mix	December 31, 2019	Mix	(Decrease)
North American Transaction Solutions	$62,556,698	95.2%	$61,778,002	95.0%	$778,696
International Transaction Solutions	3,148,424	4.8%	3,221,609	5.0%	(73,185)
Total	$65,705,122	100.0%	$64,999,611	100.0%	$705,511

	Twelve		Twelve
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	December 31, 2020	revenues	December 31, 2019	revenues	(Decrease)
North American Transaction Solutions	$53,593,342	85.7%	$52,395,752	84.8%	$1,197,590
International Transaction Solutions	2,268,061	72.0%	2,325,958	72.2%	(57,897)
Total	$55,861,403	85.0%	$54,721,710	84.2%	$1,139,693

	Twelve		Twelve
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	December 31, 2020	revenues	December 31, 2019	revenues	(Decrease)
North American Transaction Solutions	$8,963,356	14.3%	$9,382,250	15.2%	$(418,894)
International Transaction Solutions	880,363	28.0%	895,651	27.8%	(15,288)
Total	$9,843,719	15.0%	$10,277,901	15.8%	$(434,182)

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $65.7 million for the year ended December 31, 2020 as compared to approximately $65.0 million for the year ended December 31, 2019.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing and non-processing fees. Cost of revenues for the year ended December 31, 2020 were approximately $55.9 million as compared to approximately $54.7 million for the year ended December 31, 2019. The increase in cost of revenues in 2020 as compared to 2019 of approximately $1.1 million was in line with the increase in net revenues for our North American Transaction Solutions segment.

Gross Margin for the year ended December 31, 2020 was approximately $9.8 million, or 15.0% of net revenue, as compared to approximately $10.3 million, or 15.8% of net revenue, for the year ended December 31, 2019. The primary reason for the decrease in the gross margin percentage was primarily the result of the competitive pressure in our industry, relating to costs that cannot be passed through to our merchants.

Operating Expenses Analysis:

Total operating expenses were approximately $14.3 million for the year ended December 31, 2020, as compared to total operating expenses of approximately $15.8 million for the year ended December 31, 2019. Total operating expenses for the year ended December 31, 2020 consisted of selling, general and administrative expenses of approximately $7.0 million, non-cash compensation of approximately $2.7 million, bad debt expense of approximately $1.6 million, and depreciation and amortization expense of approximately $3.0 million. For the year ended December 31, 2019, total operating expenses consisted of general and administrative expenses of approximately $9.3 million, non-cash compensation of approximately $2.1 million, bad debt expense of approximately $1.4 million, and depreciation and amortization expense of approximately $3.1 million.

The components of our selling, general and administrative expenses are reflected in the table below.

Selling, general and administrative expenses for the years ended December 31, 2020 and 2019 consisted of operating expenses not otherwise delineated in the accompanying audited consolidated statements of operations and comprehensive loss, as follows:

Twelve months ended December 31, 2020

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,688,782	$437,112	$1,349,831	$3,475,725
Professional fees	330,250	152,604	977,017	1,459,871
Rent	80,310	62,702	113,808	256,820
Business development	204,181	7,649	10,901	222,731
Travel expense	7,860	68,110	174,905	250,875
Filing fees	-	-	83,567	83,567
Transaction gains	-	55,320	-	55,320
Office expenses	258,414	23,732	91,996	374,142
Communications expenses	141,621	158,248	90,879	390,748
Insurance expense	-	-	169,457	169,457
Other expenses	5,591	9,203	261,994	276,788
Total	$2,717,009	$974,680	$3,324,355	$7,016,044

Twelve months ended December 31, 2019

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,230,858	$516,737	$3,021,665	$4,769,260
Professional fees	520,019	259,349	1,607,185	2,386,553
Rent	-	80,107	221,987	302,094
Business development	226,633	1,747	44,452	272,832
Travel expense	133,300	46,403	105,422	285,125
Filing fees	-	-	103,760	103,760
Transaction losses	-	(61,200)	-	(61,200)
Office expenses	302,764	23,981	64,897	391,642
Communications expenses	151,033	199,862	84,651	435,546
Insurance expense	-	-	150,408	150,408
Other expenses	22,804	10,308	272,652	305,764
Total	$2,587,411	$1,077,294	$5,677,079	$9,341,784

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$457,924	$(79,625)	$(1,671,834)	$(1,293,535)
Professional fees	(189,769)	(106,745)	(630,168)	(926,682)
Rent	80,310	(17,405)	(108,179)	(45,274)
Business development	(22,452)	5,902	(33,551)	(50,101)
Travel expense	(125,440)	21,707	69,483	(34,250)
Filing fees	-	-	(20,193)	(20,193)
Transaction gains	-	116,520	-	116,520
Office expenses	(44,350)	(249)	27,099	(17,500)
Communications expenses	(9,412)	(41,614)	6,228	(44,798)
Insurance expense	-	-	19,049	19,049
Other income	(17,213)	(1,105)	(10,658)	(28,976)
Total	$129,598	$(102,614)	$(2,352,724)	$(2,325,740)

The total decrease of approximately $2.3 million in selling, general and administrative expenses for the year ended December 31, 2020 as compared to the prior year was primarily due to the staffing reductions necessary and the reduction of  compensation of certain employees and executives of the Company, including independent consultants and other professionals, due to the effects of the COVID-19 pandemic on our operations.

The following table represents salaries, benefits, taxes and contractor payments by operating segment and the category corporate expenses and eliminations for the years ended December 31, 2020 and 2019.

Segment	Salaries and benefits for the twelve months ended December 31, 2020	Salaries and benefits for the twelve months ended December 31, 2019	Increase / (Decrease)
North American Transaction Solutions	$1,688,782	$1,230,858	$457,924
International Transaction Solutions	437,112	516,737	(79,625)
Corporate Expenses & Eliminations	1,349,831	3,021,665	(1,671,834)
Total	$3,475,725	$4,769,260	$(1,293,535)

The following table represents professional fees by operating segment and the category corporate expenses and eliminations for the years ended December 31, 2020 and 2019.

Twelve months ended December 31, 2020

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$5,041	$2,154	$21,414	$28,609
SEC Compliance Legal Fees	-	-	200,778	200,778
Accounting and Auditing	-	-	393,059	393,059
Tax Compliance and Planning	-	-	11,200	11,200
Consulting	325,209	150,450	350,566	826,225
Total	$330,250	$152,604	$977,017	$1,459,871

Twelve months ended December 31, 2019

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$21,670	$31,980	$411,765	$465,415
SEC Compliance Legal Fees	-	-	177,826	177,826
Accounting and Auditing	-	-	391,134	391,134
Tax Compliance and Planning	-	-	19,800	19,800
Consulting	498,349	227,369	606,660	1,332,378
Total	$520,019	$259,349	$1,607,185	$2,386,553

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$(16,629)	$(29,826)	$(390,351)	$(436,806)
SEC Compliance Legal Fees	-	-	22,952	22,952
Accounting and Auditing	-	-	1,925	1,925
Tax Compliance and Planning	-	-	(8,600)	(8,600)
Consulting	(173,140)	(76,919)	(256,094)	(506,153)
Total	$(189,769)	$(106,745)	$(630,168)	$(926,682)

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Non-cash Compensation Analysis:

Non-cash compensation expense was $2.7 million for the year ended December 31, 2020 as compared to approximately $2.1 million for the year ended December 31, 2019. A summary of 2020 and 2019 non-cash compensation activity follows:

2020 Non-Cash Compensation Activity:

		# of Shares	# of Options
	Amount	Issued	Issued
Board of Directors & Employee stock and Options	$2,718,152	334,654	-
Stock issued for consulting	-	-	-
Stock issued for acquisitions	-	-	-
Total for 2020	$2,718,152	334,654	-

2019 Non-Cash Compensation Activity:

		# of Shares	# of Options
	Amount	Issued	Issued
Board of Directors & Employee stock and Options	$2,050,862	248,063	80,000
Stock issued for consulting	-	-	-
Stock issued for acquisitions	-	-	-
Total for 2019	$2,050,862	248,063	80,000

   Bad Debt Expense:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $1.6 million for the year ended December 31, 2020, compared to approximately $1.4 million for the year ended 2019. The increase of approximately $200,000 from the previous comparable period was primarily due to billing adjustments relating to chargebacks made by our processors due to the to the effects of the COVID-19 pandemic on our merchants.

 Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs.  Depreciation and amortization expense was approximately $3.0 million for the year ended December 31, 2020 and $3.1 million for the year ended 2019.

Interest Expense:

Interest expense was approximately $1.4 million for the year ended December 31, 2020 as compared to approximately $1.1 million for the year ended December 31, 2019, representing an increase of approximately $300,000 primarily due to the increase in debt borrowings during 2020 as compared to the prior year.

Funding Source	Twelve months ended December 31, 2020	Twelve months ended December 31, 2019	Increase / (Decrease)
RBL Notes	$1,343,802	$1,063,921	$279,881
Other	102,838	48,606	54,232
Total	$1,446,640	$1,112,527	$334,113

Other Income (Expenses):

Other income of approximately $1.5 million for the year ended December 31, 2019 was primarily due to recognizing a non-recurring charge to other income of approximately $1.1 million relating to merchant reserves recorded in a previous year deemed not to be a legal obligation by management.

Liquidity and Capital Resources

Total assets at December 31, 2020 were approximately $26.2 million compared to approximately $23.0 million at December 31, 2019. The primary reasons for the net increase in total assets was the result of cash provided by operations and from ESOUSA in exchange for Common Stock pursuant to the ESOUSA Agreement, and the increase in the operating lease right-of-use asset.

At December 31, 2020, we had total current assets of approximately $13.3 million as compared to approximately $8.7 million at December 31, 2019. The primary reason for the increase in current assets was the result of cash provided by operations and from financing activity primarily related to proceeds from indebtedness.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $5.9 million for the year ended December 31, 2020 and $6.5 million for the year ended December 31, 2019 and have an accumulated deficit of $184.7 million and a negative working capital of $1.7 million at December 31, 2020.

During the first quarter of 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements. Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. There can be no assurance, at this time, regarding the eventual outcome of our planned strategic alternative.  In most respects, it is still too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our merchant processing business, our merchants, our planned strategic alternatives to enhance current shareholder value, our current investors, and/or future potential investors.

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

On December 30, 2020, the Company received its sixth tranche of RBL promissory notes in the aggregate amount of $1,960,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement. In January 2021, the Company issued 200,000 shares of Common Stock to ESOUSA in connection with this exchange. Concurrently with this transaction, the Company received an equivalent aggregate amount of $1.960,000 from RBL under the Credit Facility.

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

On December 29, 2020, the Company entered into the First Amendment (the “Amendment”) to the Merger Agreement with Mullen and the Merger Sub. Prior to the parties’ execution and delivery of the Amendment, Section 8.1(b) of the Merger Agreement provided that the Merger Agreement may be terminated and the merger contemplated in the Merger Agreement (the “Merger”) and other transactions contemplated in the Merger Agreement may be abandoned at any time prior to the merger effective time, notwithstanding any requisite approval and adoption of Merger Agreement and the transactions contemplated in the Merger Agreement by the shareholders of Mullen and/or the stockholders of the Company, by either Company or Mullen if the merger effective time shall not have occurred on or before December 31, 2020 (the “Outside Date”). Pursuant to the Amendment, the Company, Mullen and Merger Sub amended Section 8.01(b) of the Merger Agreement to extend the Outside Date to March 31, 2021.

In addition, pursuant to the Amendment, the Company, Mullen and Merger Sub agreed that, if the registration statement on Form S-4 (with the merger proxy statement included as part of the prospectus) is not filed with the SEC on or prior to January 15, 2021, then Mullen will pay the Company an agreed sum of $13,333 per day (the “Late Fee”) until the such registration statement (with the merger proxy statement included as part of the prospectus) is filed with the SEC. All accumulated Late Fees will be due and payable by Mullen on the 5th day of each calendar month commencing February 5, 2021 and on the 5th day of each month thereafter until the above-refenced filing has occurred.

On March 30, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to Agreement and Plan of Merger dated as of August 4, 2020, as amended by the First Amendment dated as of December 29, 2020 (the “Merger Agreement”) with Mullen Technologies, Inc., a California corporation (“Mullen”), Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”). Prior to the parties’ execution and delivery of the Second Amendment, Section 8.1(b) of the Merger Agreement, as amended, provided that the Merger Agreement may be terminated and the merger contemplated in the Merger Agreement (the “Merger”) and other transactions contemplated in the Merger Agreement may be abandoned at any time prior to the merger effective time, notwithstanding any requisite approval and adoption of this Agreement and the transactions contemplated in the Merger Agreement by the shareholders of Mullen and/or the stockholders of the Company, by either Company or Mullen if the merger effective time shall not have occurred on or before March 31, 2021 (the “Outside Date”). Pursuant to the Second Amendment, the Company, Mullen and Merger Sub amended Section 8.01(b) of the Merger Agreement to extend the Outside Date to April 30, 2021.

The foregoing description of the Second Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement, a copy of which is attached hereto as Exhibit 2.10 and incorporated herein by reference.

At March 31, 2021, the Company is also owed approximately $1 million from Mullen in connection with Late Fees, as previously discussed..

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

As of the filing date of this Report with the SEC, management expects that our cash flows from operations will not be sufficient to fund our current operations through 2021. We will require additional capital in order to continue our existing business operations and to fund our obligations. The recent COVID-19 pandemic is currently impacting countries, communities, supply chains and global financial markets, as well as the largest industry group serviced by our Company, which is restaurants.  To date, COVID-19 has not had a material impact on the Company. However, the Company cannot predict whether COVID-19 will have a material impact on our future financial condition and results of operations due to understaffing in the service sector particularly from restaurants, which is the largest industry group serviced by our Company, and any possible future government ordinances that may further restrict restaurant and other service or retail sector operations.  The exact extent of the impact from COVID-19 will depend on future developments, which are highly uncertain and cannot be predicted.  In most respects, it is too early in the COVID-19 pandemic to be able to quantify or qualify the longer-term ramifications on our business, our merchants, and our potential investors.

Our company re-evaluated its operating plans in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants, and is also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that upon re-evaluating its operating strategy it will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to our continuing losses from operations, negative working capital, and the COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its working capital requirements.

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

We have a cash balance at December 31, 2020 of approximately $4.4 million..

Operating activities provided approximately $3.0 million of cash for the year ended December 31, 2020 as compared to approximately $2.2 million of cash used for the year ended December 31, 2019. Positive operating cash flow for the twelve months ended December 31, 2020 was primarily the result of cash provided by operations and an increase in the Company’s accounts payables and accrued expenses.

Investing activities used approximately $1.8 million of cash for the year ended December 31, 2020 as compared to approximately $2.5 million of cash used for the year ended December 31, 2019. The decrease in cash used by investing activities for the year ended December 31, 2020 was primarily attributable to the the Company not acquiring any recurring cash flows portfolios during the year ended 2020

Financing activities provided approximately $3.0 of cash for the year ending December 31, 2020 of which approximately $2.3 million was proceeds from borrowings, net of repayments.  Financing activities provided approximately $3.5 of cash for the year ending December 31, 2019 of which approximately $3.0 million was proceeds from borrowings.

Off-balance sheet arrangements

At December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Disclosure controls and procedures are designed to provide reasonable, but not absolute, assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were not deemed effective due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f ) and Rule 15d-15(f ) under the Exchange Act discussed below.

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

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Because of the material weaknesses described in the paragraphs below, management concluded that, as of December 31, 2020, the Company's internal control over financial reporting was not effective based on those criteria. We expect to maintain continuous monitoring and implement changes to existing controls, as deemed necessary, to mitigate or remediate the material control weaknesses, where applicable.

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

As of December 31, 2020, the material weaknesses disclosed in our Form 10-K for the prior year ended December 31, 2019 have not yet been fully remediated; however, significant progress was made during  2019 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting include retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members.

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

Due to the current COVID-19 pandemic, the Company has had to allocate resources to mitigate risks with its current merchant accounts and is in the process of evaluating its operational plans to eliminate any potential exposure to its disclosure controls and procedures. Pending the outcome of this uncertainty, including travel restrictions to Russia, we cannot determine how or when we expect to remediate the material weaknesses noted above, including the allocation of appropriate resources to department heads during 2021.

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

Changes in Internal Control Over Financial Reporting

Except as specifically described above in this Item 9A, there was no change in our internal control over financial reporting during our fourth fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 30, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to Agreement and Plan of Merger dated as of August 4, 2020, as amended by the First Amendment dated as of December 29, 2020 (the “Merger Agreement”) with Mullen Technologies, Inc., a California corporation (“Mullen”), Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”). Prior to the parties’ execution and delivery of the Second Amendment, Section 8.1(b) of the Merger Agreement, as amended, provided that the Merger Agreement may be terminated and the merger contemplated in the Merger Agreement (the “Merger”) and other transactions contemplated in the Merger Agreement may be abandoned at any time prior to the merger effective time, notwithstanding any requisite approval and adoption of this Agreement and the transactions contemplated in the Merger Agreement by the shareholders of Mullen and/or the stockholders of the Company, by either Company or Mullen if the merger effective time shall not have occurred on or before March 31, 2021 (the “Outside Date”). Pursuant to the Second Amendment, the Company, Mullen and Merger Sub amended Section 8.01(b) of the Merger Agreement to extend the Outside Date to April 30, 2021.

The foregoing description of the Second Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement, a copy of which is attached hereto as Exhibit 2.10 and incorporated herein by reference.

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

Name	Age	Position
Oleg Firer	43	Executive Chairman and Chief Executive Officer
Steven Wolberg	61	Chief Legal Officer and Secretary
Jeffrey Ginsberg	55	Chief Financial Officer
Jon Najarian	63	Director
John Roland	79	Director
Todd Raarup	55	Director

Each of our directors will hold office until our next annual meeting of shareholders at which directors are elected or until his successor is duly elected and qualified. Executive officers serve at the discretion of our Board of Directors.

Oleg Firer, Executive Chairman and Chief Executive Officer. Mr. Firer has served as Executive Chairman since November 27, 2018 and Chief Executive Officer and a director of the Company since April 16, 2013. Previously, Mr. Firer served as Executive Chairman of Unified Payments, LLC from January 2011 until its acquisition by the Company’s subsidiary, TOT Group, Inc., on April 16, 2013 and has served as the Executive Chairman since November 2018. From July 2004 until December 2012, Mr. Firer served as President, Chief Executive Officer and Secretary (and from May 2006 until December 2012 as Treasurer and from May 2008 until December 2012 as Chief Financial Officer) of Acies Corporation, a provider of payment processing solutions to small and medium size merchants across the United States. Mr. Firer also served as a director of Acies Corporation from May 2005 until December 2012. Mr. Firer served as the President of GM Merchant Solution, Inc. (from August 2002) and Managing Partner of GMS Worldwide, LLC (from August 2003) until their assets were acquired by Acies Corporation in June 2004. From November 2002 to December 2003, Mr. Firer served as the Chief Operating Officer of Digital Wireless Universe, Inc. From December 2001 to November 2002, Mr. Firer served as the Managing Partner of CELLCELLCELL, LLC. From March 1998 to December 2001, Mr. Firer served as Vice President of SpeedUS Corp. Mr. Firer studied Computer Science at New York Technical College from 1993 to 1995. Mr. Firer currently serves as a member of Star Capital Management, LLC and Star Equities, LLC, Florida-based investment group. In addition, Mr. Firer serves as a Chairman of the Supervisory Board of the Eastern Caribbean Blockchain Association, a board member of Progressive Care, Inc. and Star Development Ltd as well as a member of the Advisory Board of the E2Exchange, the Institute of Entrepreneurs and several non-for-profit organizations, Advisory Board member of CoinBoost, Inc. and several other private technology companies. Mr. Firer supports the initiatives of the Firer Family Charitable Foundation, the charitable family fund focused on helping families and children in need. In addition, Mr. Firer serves on various committees of Electronic Transaction Association (ETA). Mr. Firer holds a diplomatic rank of the Extraordinary and Plenipotentiary Ambassador. The Company believes that Mr. Firer’s leadership roles in various payment processing companies make him qualified to serve as a director of the Company.

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

Table of Contentts

Jon Najarian, Director. Mr. Najarian has been a director of the Company since March 8, 2018. Mr. Najarian is an accomplished financial industry veteran with more than 37 years of financial and capital markets industry experience. Mr. Najarian is also well-versed in cryptocurrency and blockchain technologies. Mr. Najarian is a professional investor, money manager and media analyst. He is a co-founder of Investitue, LLC, the industry leading options education firm, which recently launched “Crypto Basics,” a new educational course that covers the basics of cryptocurrency, blockchain technology, altcoins and Initial Coin Offerings (ICOs). He is also a host of the International ICO Channel, a part of CoinBoost, whose goal is to bridge the divide between blockchain and mainstream media by offering distribution to traditional financial media outlets. In 2016, Mr. Najarian and his brother Pete co-founded Najarian Advisors, a company advising institutional investors on options strategies. The brothers invest in and work with start-ups via Rebellion Partners, a venture consulting firm they launched in 2015. Mr. Najarian is a cast member of CNBC’s “Halftime Report” and the “Fast Money” show. He is also the feature of the “DRJ Report” on CBOE-TV popular webcast. Mr. Najarian was a linebacker for the Chicago Bears before he focused his attention to trading on the Chicago Board Options Exchange (“CBOE”). He became a member of the CBOE, NYSE, CME and CBOT and worked as a floor trader for 25 years. In 1990, he founded Mercury Trading, a market-making firm at the CBOE, which he sold in 2004 to Citadel, one of the world’s largest hedge funds. In 2005, Mr. Najarian co-founded optionMONSTER and tradeMONSTER and negotiated a partnership with General Atlantic Partners in 2014 resulting ultimately in a sale to E*Trade for $750 million in September of 2016. Mr. Najarian developed and patented trading applications and algorithms used to identify unusual activity in stock, options, futures and cryptocurrency markets. optionMONSTER, an options news and education site, was described by Securities Industry News as “content king of the options business.” Mr. Najarian is a graduate of Gustavus Adolphus College with a BA degree. We believe that Mr. Najarian’s experience in the financial and capital markets industry provides him with the necessary skills to be qualified to serve as a director of the Company. The Company’s Board of Directors determined that Mr. Najarian is an independent director for purposes of the rules and regulations of the Securities and Exchange Commission and under the applicable NASDAQ listing standards, and that he has the other qualifications required for service on the Company’s Audit, Compensation and Nominating and Corporate Governance Committees.

.

          John Roland, Director. Effective July 10, 2020, the Board of Directors of the Company appointed Mr. John Roland as a Director of the Company to fill the vacancy from Mr. Wiegand’s resignation. John Roland, who is 79 years old, is an accomplished broadcast media professional, news presenter and reporter. Since January 2009, John has been an independent media and public relations consultant. Since October 2013, he has also served as a Media Consultant for John Roland Entertainment. From December 1969 to August 2002, John was a news anchor for Fox 5 (WNYW-TV New York). From July 1967 to November 1969, he was a Staff Reporter for KTTV (Los Angeles). In his early years with WNEW/WNYW, he was a political reporter and weekend presenter for The 10 O'Clock News. John earned his B.A. in Journalism degree from California State University at Long Beach in 1964. He has appeared in several films, credited as a television anchor and himself once. Roland played television anchors in Hero at Large (1980), Eyewitness (1981) and The Object of My Affection (1998). He played himself in The Scout (1994). He played himself in three documentaries produced by filmmaker Dennis Michael Lynch, King of the Hamptons (2011) and 2012: They Come to America, The Cost of Illegal Immigration and 2013: They Come to America 2: The Cost of Amnesty. The Board of Directors of the Company concluded that Mr. Roland should serve as a Director of the Company in light of his media and public relations experience and his general financial experience. Mr. Roland was also appointed to serve as a member of the Company’s Audit Committee. The Company’s Board of Directors determined that Mr. Roland is an independent director for purposes of the rules and regulations of the Securities and Exchange Commission and under the applicable NASDAQ listing standards, and that he has the other qualifications required for service on the Company’s Audit Committee.

          Todd Raarup, Director. Effective July 23, 2020, the Board of Directors of the Company appointed Mr. Todd Raarup as a Director of the Company to fill the vacancy from Mr. Ash’s resignation. Todd Raarup, who is 55 years old, is an accomplished financial industry veteran. Mr. Raarup is currently the CEO of Najarian Advisors, a registered investment advisor he co-founded in 2017. From 2013, Mr. Raarup has been serving as President of Symmetric Systems LLC. Prior to founding Najarian Advisors, Mr. Raarup held a series of senior management roles at Citigroup Global Equities and Knight Trading Group. From 2005 to 2012 he was Global Head of Trading Analytics and Technology Strategy and Co-Head of Derivative Execution Services at Citigroup Global Equities, which provided market access products to institutional and broker-dealer customers. From 2000-2004, Mr. Raarup was Head of Knight Execution Partners and Head of Options Floor Trading at Knight Trading Group prior to that. From 1995 to 1999 he traded listed options for Arbitrade LLC, both on the CBOE trading floor and in London. He started his career as a CBOE floor trader for Mercury Trading from 1990 to 1994. Mr. Raarup graduated in 1994 from the University of Chicago Booth School of Business with an MBA in Analytical Finance and Econometrics. Mr. Raarup received his B.A. degree in Economics and Religious Studies from Gustavus Adolphus College. The Board of Directors of the Company concluded that Mr. Raarup should serve as a Director of the Company in light of his experience in the financial industry. Mr. Raarup was also appointed to serve as a member of the Company’s Audit, Compensation and Nominating and Corporate Governance Committees. The Company’s Board of Directors determined that Mr. Raarup is an independent director for purposes of the rules and regulations of the Securities and Exchange Commission and under the applicable NASDAQ listing standards, and that he has the other qualifications required for service on the Company’s Audit, Compensation and Nominating and Corporate Governance Committees

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. A copy of our Code of Ethics and Business Conduct has been posted to the "Investors—Corporate Governance" section of our Internet website at http://www.netelement.com. We will provide a copy of our Code of Ethics and Business Conduct to any person without charge, upon written request to our Secretary at 3363 NE 163rd Street, Suite 605, North Miami Beach, Florida 33160, fax number (305) 508-5497, e-mail address investors@netelement.com.

Audit Committee

Our Board of Directors has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which is currently comprised of John Najarian (audit committee chairman), John Roland, and Todd Raarup.. Our Board of Directors has determined that John Najarian is financially sophisticated as described in NASDAQ Listing Rule 5605(c)(2) and qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. Each member of the audit committee meets the audit committee independence requirements of Nasdaq and the rules under the Exchange Act relating to audit committees.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth information for the fiscal years ended December 31, 2020 and 2019 with respect to all compensation paid to or earned by each of our “named executive officers” (as defined by Item 402(m)(2) of the Regulation S-K).

				Stock	Option	All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($) (1)	Awards ($) (1)	Compensation ($)		Total ($)
Oleg Firer, Chairman and Chief	2020	$210,750	$-	$1,156,608	$-	$59,410	(3)	$1,426,768
Executive Officer of Net Element	2019	300,000	600,000	505,964	-	56,348	(3)	1,462,312
Steven Wolberg, Chief Legal Officer and	2020	148,542	-	352,452	-	11,734		512,728
Secretary of Net Element	2019	230,000	-	140,789	471,750	11,734		842,795
Jeffrey Ginsberg, Chief Financial Officer of Net Element (2)	2020	106,313	-	117,845	-	15,949		240,106
	2019	135,000	-	-	31,450	12,878		179,328

(1) The amounts disclosed generally reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Grant date fair value for each award was determined based on the date approved by the Compensation Committee of the Board of Directors and by the closing stock price on such date.

(2) This amount consists primarily of his automobile reimbursement expense in connection with his employment agreement, health and other insurance expense.

Outstanding Equity Awards at Fiscal Year End 2020

The following table sets forth information with respect to outstanding equity awards at the end of the Company’s fiscal year 2020 for the “named executive officers”:

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

Employment Agreement

On February 25, 2020, as per approval of the Compensation Committee of the board of directors of the Company, the Company entered into an employment agreement (the “Wolberg Agreement”) with Steven Wolberg, the Company's Chief Legal Officer and Corporate Secretary. The Wolberg Agreement provides for continuation of the current base salary of $250,000. The term of the Wolberg Agreement is 5 years, with subsequent 1-year renewals. The Wolberg Agreement provides for a sign-on bonus of 10,000 shares of Company’s common stock, to be granted to Mr. Wolberg pursuant to the Company’s equity incentive plan, the severance in the amount of two times annual base salary of Mr. Wolberg if Mr. Wolberg’s employment is terminated by the Company without “cause” (as defined in the Wolberg Agreement) or Mr. Wolberg terminates the employment for “good reason” (as defined in the Wolberg Agreement). For each fiscal year during the term of the Wolberg Agreement, the Wolberg Agreement provides for a bonus arrangement equal to 50% of Mr. Wolberg’s base salary, payable in the Company’s shares of common stock or, at the Company’s discretion, in cash. Further, for each fiscal year during the term of the Wolberg Agreement, Mr. Wolberg will be eligible to receive long-term equity incentive awards, as determined by the Compensation Committee at the time of grant, pursuant to the Company’s equity incentive plan.

Director Compensation

The following table further summarizes the compensation paid to the Company's non-employee directors for service as a director during 2020:

Director Name	Fees earned or paid in cash ($)	Stock awards ($)	Total ($)
Howard Ash, former director	$-	$7,504	$7,504
Jonathan Fichman, former director	6,250	-	6,250
Jon Najarian	20,000	15,005	35,005
John J. Wiegand, former director	12,479	-	12,479
Todd Raarup	-	7,501	7,501
John Roland	2,500	7,501	10,001

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our Common Stock as of March 21, 2021 by (i) each person who is known to us to beneficially own more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise noted below, each person or entity named in the following table has the sole voting and investment power with respect to all shares of our Common Stock that he, she or it beneficially owns. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Net Element, Inc., 3363 NE 163rd Street, Suite 605, North Miami Beach, FL 33160.

Name and address of beneficial owner	Amount and nature of beneficial ownership (number of shares of Common Stock beneficially owned)		Percent of class (1)
Oleg Firer	552,249	(2)	10.60%
c/o Net Element, Inc.
3363 NE 163rd Street, Suite 605,
North Miami Beach, Florida 33160
Steven Wolberg	180,287	(3)	3.39%
c/o Net Element, Inc.
3363 NE 163rd Street, Suite 605,
North Miami Beach, Florida 33160
Jeffery Ginsberg	28,179		0.54%
c/o Net Element, Inc.
3363 NE 163rd Street, Suite 605,
North Miami Beach, Florida 33160
Jon Najarian
c/o Net Element, Inc.	18,492		0.36%
3363 NE 163rd Street, Suite 605,
North Miami Beach, Florida 33160
John Roland	686		0.01%
c/o Net Element, Inc.
3363 NE 163rd Street, Suite 605,
North Miami Beach, Florida 33160
Todd Raarup	686		0.01%
c/o Net Element, Inc.
3363 NE 163rd Street, Suite 605,
North Miami Beach, Florida 33160
Esousa Holdings LLC	(4)		(4)
211 East 43rd Street, Suite 402
New York, NY 10017
All directors and executive officers as a group (6 persons)	780,579		14.92%

(1)

Applicable percentage ownership is based on 5,208,236 shares of Common Stock outstanding as of March 23, 2021 together with securities exercisable or convertible into shares of Common Stock within 60 days of March 23, 2021 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)	Mr. Firer is deemed to have beneficial ownership of 552,249 shares of Common Stock consisting of (1) 484,937 restricted shares of Common Stock held directly by Mr. Firer, and (2) as the sole member of Star Equities, LLC, Mr. Firer can be deemed to beneficially own 67,312 restricted shares of Common Stock and shares of Common Stock issuable upon exercise of the certain options of Common Stock beneficially owned by Star Equities, LLC. Mr. Firer has (a) sole voting power and sole dispositive power with respect to 67,312 restricted shares of Common Stock and (b) shared voting power and shared dispositive power with respect to the above-described shares beneficially owned by Star Equities. The restricted shares beneficially owned by Star Equities, LLC include 484,937 restricted shares of Common Stock issuable pursuant to amended option to pursuant to the Letter Agreement dated as of September 11, 2015, as modified by that certain Additional Letter Agreement dated as of October 7, 2015, as amended, with the Company.
(3)	The shares held directly by Steven Wolberg include 107,286 shares of Common Stock issuable upon exercise of certain options to purchase Common Stock granted to Mr. Wolberg (i) as part of the Company’s incentive compensation awards and (ii) pursuant to the Letter Agreement dated as of September 11, 2015, as modified by that certain Additional Letter Agreement dated as of October 7, 2015, as amended, with the Company.
(4)	All information regarding shares that may be beneficially owned by Esousa Holdings LLC is based on information disclosed in a Schedule 13G/A filed by Esousa Holdings LLC with the Commission on February 16, 2021. As more fully described in such Schedule 13G/A, Esousa Holdings LLC beneficially owns 211,481 shares of Common Stock, 404,676 shares of Common Stock issuable upon exercise of the purchase warrants, each issued to Esousa Holdings LLC pursuant to the Unit Purchase Agreement between Esousa Holdings LLC and the Company on December 29, 2017. As described in item 4 of such Schedule 13G, the purchase warrants and the pre-funded Warrants are each subject to a 9.99% blocker, and the percentage set forth in row (11) of such Schedule 13G/A gives effect to such blockers. However, as more fully described in Item 4 of such Schedule 13G/A, the securities reported in rows (5), (7) and (9) of such Schedule 13G/A show the number of shares of Common Stock that would be issuable upon full exercise of such reported securities and do not give effect to such blockers. Therefore, the actual number of shares of Common Stock beneficially owned by Esousa Holdings LLC, after giving effect to such blockers, is less than the number of securities reported in rows (5), (7) and (9) of such Schedule 13G/A.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of December 31, 2020. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders

(c)
Number of securities
	(a)	(b)	remaining available
	Number of securities	Weighted-average	for future issuance
	to be issued upon	exercise price per	under equity
	exercise of	share of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
Equity compensation plans approved by stockholders	154,005	$10.73	209,693
Equity compensation plans not approved by stockholders	-	$-	-
Total	154,005	10.73	209,693

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since the beginning of fiscal 2019, the Company did not have any transactions to which it has been a participant that involved amounts that exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years, and in which any of the Company’s directors, executive officers or any other “related person” as defined in Item 404(a) of Regulation S-K had or will have a direct or indirect material interest, other than:

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

             On December 30, 2020, the Company received its sixth tranche of RBL promissory notes in the aggregate amount of $1,960,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement. In January 2021, the Company issued 200,000 shares of Common Stock to ESOUSA in connection with this exchange. Concurrently with this transaction, the Company received an equivalent aggregate amount of $1,960,000 from RBL under the Credit Facility.

At December 31, 2020 and 2019, we had accrued expenses of approximately $122,000 and $127,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

Director Independence

Our Board of Directors currently includes three non-employee independent members: Jon Najarian, John Roland, and Todd Raarup. Each of Messrs. Najarian, Roland, and Raarup are an "independent director" as defined under NASDAQ Listing Rule 5605(a)(2). A majority of our Board members are independent directors, as three out of the four members of the Board qualify as independent under the NASDAQ listing standards and the rules of the Commission. No director is considered independent unless our Board of Directors affirmatively determines that the director has no relationship with us (directly, or as a partner, shareholder or officer of an organization that has a relationship with us) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Also, all members of our Board of Director’s audit committee, compensation committee and nominating and governance committee are independent directors under applicable NASDAQ and SEC rules and regulations. Howard Ash, Jonathan Fichman and John J. Wiegand, each of whom is a former director that previously served on our Board of Directors during 2020, were previously determined to be independent by our Board of Directors as well.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during each of the fiscal years ended December 31, 2020 and 2019 were $390,000.

Audit-Related Fees. The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above during the fiscal years ended December 31, 2020 and 2019 were $ 0.

Tax Fees. The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2020 and 2019 were approximately $14,300 and $19,800, respectively.

All Other Fees. The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during the fiscal years ended December 31, 2020 and 2019 were $0.

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

All audit and audit-related services performed by our principal accountant during the fiscal years ended December 31, 2020 and 2019 were pre-approved by our audit committee.

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

Reports of Independent Registered Public Accounting Firms

Audited Consolidated Balance Sheets at December 31, 2020 and 2019

Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020 and 2019, Audited Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020 and 2019, and Audited Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019

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

2.8	Agreement and Plan of Merger, dated as of August 4, 2020, among the Company, Mullen Acquisition, Inc. and Mullen Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2020)

2.9	First Amendment dated as of December 29, 2020 to Agreement and Plan of Merger, dated as of August 4, 2020, among the Company, Mullen Acquisitions, Inc. and Mullen Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 30, 2020)

2.10	Second Amendment dated as of March 30, 2021 to Agreement and Plan of Merger, dated as of August 4, 2020, among the Company, Mullen Acquisitions, Inc. and Mullen Technologies, Inc.

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

4.13	Description of Company’s securities (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2020)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form F-1 filed by the Company with the Commission on September 3, 2010)

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

10.93	Advance and Residual Purchase Agreement, dated July 30, 2018, by and between Unified Portfolio Acquisitions, LLC and Universal Partners, LLC (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2019)

10.94#	Amendment to 2013 Equity Incentive Plan approved on November 27, 2018 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 10, 2018)

10.95	Advance and Residual Purchase Agreement, dated December 26, 2018, among Unified Portfolio Acquisitions, LLC, Argus Merchant Services, LLC and Treasury Payments, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2018)

10.96#	Amendment to 2013 Equity Incentive Plan approved on October 23, 2019 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 4, 2019)

10.97#	Employment Agreement, dated as of February 25, 2020, between Net Element, Inc. and Steven Wolberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.98	Master Exchange Agreement, dated as of March 27, 2020 between the Company and ESOUSA Holdings, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2020)

10.99	Amendment, dated as of April 23, 2020, to Master Exchange Agreement, dated as of March 27, 2020 between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2020)

10.100	Promissory Note, dated May 7, 2020, between Net Element, Inc. and Truist Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 15, 2020)

10.101	Binding Letter of Intent, dated June 12, 2020, between the Company and Mullen Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2020)

10.102	Amendment No. 1, dated as of July 10, 2020, to the Binding Letter of Intent, dated June 12, 2020, between the Company and Mullen Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2020)

10.103	Second Amendment to Master Exchange Agreement, dated as of August 3, 2020, to Master Exchange Agreement, dated as of March 27, 2020, as amended on April 23, 2020, between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2020)

10.104	Promissory Note, dated as of August 11, 2020, between Net Element, Inc. and Mullen Technologies, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed with the Commission on August 8, 2020)

10.105	Commercial Lease, dated September 26, 2019, between Lara One Investments, LLC and Net Element, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 filed with the Commission on November 16, 2020)

10.106	Commercial Lease, dated September 11, 2020, between Golden Star Investments Corp and Net Element, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 filed with the Commission on November 16, 2020)

10.107#	Amendment to 2013 Equity Incentive Plan approved on December 1, 2020 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 13, 2020)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

99.1	Voting Agreement, dated as of August 4, 2020, among the Company, Mullen Technologies, Inc. and the stockholders of the Company identified therein (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2020)

101*	The following financial information from the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2020 and 2019 (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019; and (v) Notes to Consolidated Financial Statements

 # Indicates management contract or compensatory plan or arrangement.

* Filed herewith (furnished herewith with respect to Exhibit 32.1).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

March 31, 2021	By:	/s/ Oleg Firer
Oleg Firer
Executive Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2021	By:	/s/ Oleg Firer
Oleg Firer Executive Chairman and Chief Executive Officer (Principal Executive Officer)

March 31, 2021	By:	/s/ Jeffrey Ginsberg
Jeffrey Ginsberg
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

March 31, 2021	By:	/s/ Jon Najarian
Jon Najarian
Director

March 31, 2021	By:	/s/ John Roland
John Roland
Director

March 31, 2021	By:	/s/ Todd Raarup
Todd Raarup
Director

Item 8. Financial Statements and Supplementary Data

NET ELEMENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Net Element, Inc.

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Net Element, Inc. (the “Company”) at December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets Impairment Assessments

As described in Notes 3 and 6 to the consolidated financial statements, the Company has goodwill of $7.7 million at December 31, 2020. In most cases, no directly observable market inputs are available to measure the fair value to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the management service activities with regard to the amount and timing of projected future cash flows; long-term forecasts; actions of competitors (competing services), future tax and discount rates.

The principal consideration for our determination that performing procedures relating to the intangible assets impairment assessment is a critical audit matter is the significant judgment by management when developing the net present value of the intangible assets. This, in turn, led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows and the discount rate.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the net present value techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management, including the amount and timing of projected future cash flows and the discount rate. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and the discount rate involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the intangible assets, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2014.

Fort Lauderdale, Florida

March 31, 2021

NET ELEMENT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash	$4,541,013	$486,604
Accounts receivable, net	7,109,173	6,560,928
Due from Mullen Technologies, Inc.	480,000	-
Prepaid expenses and other assets	1,837,972	1,621,144
Total current assets, net	13,968,158	8,668,676
Intangible assets, net	3,595,326	5,678,649
Goodwill	7,681,186	7,681,186
Operating lease right-of-use asset	801,062	380,986
Other long term assets	780,998	629,651
Total assets	$26,826,730	$23,039,148

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,171,376	$6,037,833
Accrued expenses	4,604,097	1,800,344
Deferred revenue	1,607,329	1,401,117
Notes payable (current portion)	1,330,018	909,086
Operating lease liability (current portion)	140,973	133,727
Due to related party	216,657	126,662
Total current liabilities	15,070,450	10,408,769
Operating lease liability (net of current portion)	660,621	247,259
Notes payable (net of current portion)	8,613,587	8,342,461
Total liabilities	24,344,658	18,998,489

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and December 31, 2019)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 4,997,349 and 4,111,082 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively)	499	410
Paid in capital	189,700,103	185,297,069
Accumulated other comprehensive loss	(2,259,410)	(2,274,187)
Accumulated deficit	(184,692,067)	(178,750,634)
Non-controlling interest	(267,053)	(231,999)
Total stockholders' equity	2,482,072	4,040,659
Total liabilities and stockholders' equity	$26,826,730	$23,039,148

See Notes to the Consolidated Financial Statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019

Net revenues
Service fees	$65,705,122	$64,999,611
Total Revenues	65,705,122	64,999,611

Costs and expenses:
Cost of service fees	55,861,403	54,721,710
Selling, general and administrative	7,016,044	9,341,784
Non-cash compensation	2,718,152	2,050,862
Bad debt expense	1,566,804	1,350,177
Depreciation and amortization	3,035,799	3,120,243
Total costs and operating expenses	70,198,202	70,584,776
Loss from operations	(4,493,080)	(5,585,165)
Interest expense	(1,446,640)	(1,112,527)
Other income (expense)	(50,268)	1,459,615
Impairment charge relating to goodwill	-	(1,326,566)
Gain on disposition	13,500	-
Net loss from continuing operations before income taxes	(5,976,488)	(6,564,643)
Income taxes	-	-
Net loss from continuing operations	(5,976,488)	(6,564,643)
Net income attributable to the non-controlling interest	35,054	106,261
Net loss attributable to Net Element, Inc. stockholders	(5,941,434)	(6,458,382)
Foreign currency translation	14,777	(42,025)
Comprehensive loss attributable to common stockholders	$(5,926,657)	$(6,500,407)

Loss per share - basic and diluted	$(1.34)	$(1.60)

Weighted average number of common shares outstanding - basic and diluted	4,420,777	4,041,957

See Notes to the Consolidated Financial Statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Twelve Months Ended December 31, 2020
	Common Stock		Paid in	Accumulated Other	Non-controlling	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Loss	interest	Deficit	Stockholder's Equity
Balance December 31, 2018	3,863,019	$386.30	$183,246,232	$(2,232,163)	$(125,737)	$(172,292,252)	$8,596,466
Share based compensation	248,063	24.36	2,050,837	-	-	-	2,050,861
Net income (loss)	-	-	-	-	(106,262)	(6,458,382)	(6,564,644)
Comprehensive loss - foreign currency translation	-	-	-	(42,024)	-	-	(42,024)
Balance December 31, 2019	4,111,082	$410.66	$185,297,069	$(2,274,187)	$(231,999)	$(178,750,633)	$4,040,659
Share based compensation	334,654	33.47	2,721,865	-	-	-	2,721,899
ESOUSA transaction	551,613	55.16	1,681,169	-	-	-	1,681,225
Net loss	-	-	-	-	(35,054)	(5,941,434)	(5,976,488)
Comprehensive loss - foreign currency translation	-	-	-	14,777	-	-	14,777
Balance December 31, 2020	4,997,349	$499.28	$189,700,103	$(2,259,410)	$(267,053)	$(184,692,067)	$2,482,072

See Notes to the Consolidated Financial Statements

NET ELEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss attributable to Net Element, Inc. stockholders	$(5,941,434)	$(6,458,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(35,054)	(106,261)
Share based compensation	2,718,152	2,050,862
Deferred revenue	206,212	(94,732)
Impairment for Goodwill	-	1,326,566
Provision for bad debt	2,968	(9,226)
Depreciation and amortization	3,035,799	3,120,243
Non cash interest	386,004	56,875
Changes in assets and liabilities:
Accounts receivable	(581,557)	(263,758)
Due from Mullen Technologies, Inc.	(480,000)	-
Prepaid expenses and other assets	198,448	(132,218)
Accounts payable and accrued expenses	3,512,074	(1,642,618)
Net cash provided by (used in) operating activities	3,021,612	(2,152,649)

Cash flows from investing activities:
Purchase of portfolios and client acquisition costs	(603,533)	(2,313,662)
Sale of Portfolio	162,000	-
Purchase of equipment and changes in other assets	(1,376,810)	(138,000)
Net cash used in investing activities	(1,818,343)	(2,451,662)

Cash flows from financing activities:
Proceeds from SBA loans	651,392	-
Proceeds from indebtedness	4,666,190	3,034,500
Repayment of indebtedness	(2,971,054)	(162,447)
Lease liability	420,608	380,986
Related party advances	255,576	202,471
Net cash provided by financing activities	3,022,712	3,455,510

Effect of exchange rate changes on cash	(20,225)	15,505
Net increase (decrease) in cash	4,205,756	(1,133,296)

Cash and restricted cash at beginning of year	1,116,255	2,249,551
Cash and restricted cash at end of year	$5,322,011	$1,116,255

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,060,636	$730,993
Taxes	$266,559	$120,544
Shares issued for redemption of indebtedness	$3,822,290	$-

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

NOTE 2. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained a net loss of approximately $5.9 million for the year ended December 31, 2020 and have an accumulated deficit of $184.7 million and a negative working capital of $1.7 million at December 31, 2020.

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

On August 21, 2020, the Company received its fourth tranche of RBL promissory notes in the aggregate amount of $401,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.The Company issued 45,654 shares of Common Stock to ESOUSA in connection with this exchange. Concurrently with this transaction, the Company received an equivalent aggregate amount of $401,000 from RBL under the Credit Facility.

On September 25, 2020, the Company received its fifth tranche of RBL promissory notes in the aggregate amount of $426,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.The Company issued 50,000 shares of Common Stock to ESOUSA in connection with this exchange. Concurrently with this transaction, the Company received an equivalent aggregate amount of $426,000 from RBL under the Credit Facility.

On December 30, 2020, the Company received its sixth tranche of RBL promissory notes in the aggregate amount of $1,960,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement. In January 2021, the Company issued 200,000 shares of Common Stock to ESOUSA in connection with this exchange. Concurrently with this transaction, the Company received an equivalent aggregate amount of $1.960,000 from RBL under the Credit Facility.

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

On December 29, 2020, the Company entered into the First Amendment (the “Amendment”) to the Merger Agreement with Mullen and the Merger Sub. Prior to the parties’ execution and delivery of the Amendment, Section 8.1(b) of the Merger Agreement provided that the Merger Agreement may be terminated and the merger contemplated in the Merger Agreement (the “Merger”) and other transactions contemplated in the Merger Agreement may be abandoned at any time prior to the merger effective time, notwithstanding any requisite approval and adoption of Merger Agreement and the transactions contemplated in the Merger Agreement by the shareholders of Mullen and/or the stockholders of the Company, by either Company or Mullen if the merger effective time shall not have occurred on or before December 31, 2020 (the “Outside Date”). Pursuant to the Amendment, the Company, Mullen and Merger Sub amended Section 8.01(b) of the Merger Agreement to extend the Outside Date to March 31, 2021.

In addition, pursuant to the Amendment, the Company, Mullen and Merger Sub agreed that, if the registration statement on Form S-4 (with the merger proxy statement included as part of the prospectus) is not filed with U.S. Securities and Exchange Commission (the “SEC”) on or prior to January 15, 2021, then Mullen will pay the Company an agreed sum of $13,333 per day (the “Late Fee”) until the such registration statement (with the merger proxy statement included as part of the prospectus) is filed with the SEC. All accumulated Late Fees will be due and payable by Mullen on the 5th day of each calendar month commencing February 5, 2021 and on the 5th day of each month thereafter until the above-refenced filing has occurred.

On March 30, 2021, the Company entered into the Second Amendment (the “Second Amendment”) to Agreement and Plan of Merger dated as of August 4, 2020, as amended by the First Amendment dated as of December 29, 2020 (the “Merger Agreement”) with Mullen Technologies, Inc., a California corporation (“Mullen”), Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”). Prior to the parties’ execution and delivery of the Second Amendment, Section 8.1(b) of the Merger Agreement, as amended, provided that the Merger Agreement may be terminated and the merger contemplated in the Merger Agreement (the “Merger”) and other transactions contemplated in the Merger Agreement may be abandoned at any time prior to the merger effective time, notwithstanding any requisite approval and adoption of this Agreement and the transactions contemplated in the Merger Agreement by the shareholders of Mullen and/or the stockholders of the Company, by either Company or Mullen if the merger effective time shall not have occurred on or before March 31, 2021 (the “Outside Date”). Pursuant to the Second Amendment, the Company, Mullen and Merger Sub amended Section 8.01(b) of the Merger Agreement to extend the Outside Date to April 30, 2021.

The foregoing description of the Second Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of such agreement, a copy of which is attached hereto as Exhibit 2.10 and incorporated herein by reference.

At March 31, 2021, the Company is also owed approximately $1 million from Mullen in connection with Late Fees, as previously discussed..

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

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the 2019 presentation. These reclassifications had no effect on net loss or loss per share as previously reported.

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $3.7 million and $134,000 at December 31, 2020 and December 31, 2019, respectively. We maintained approximately $43,000 and $30,000 in uninsured bank accounts in Russia and the Cayman Islands at December 31, 2020 and 2019, respectively.

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

	December 31, 2020	December 31, 2019
Cash on consolidated balance sheet	$4,541,013	$486,604
Restricted cash	780,998	629,651
Total cash and restricted cash	$5,322,011	$1,116,255

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

Other Current Assets

Other current assets consist of point-of-sale equipment which we use to service both merchants and independent sales agents ("ISG"). Often, we will provide the equipment as an incentive for merchants and independent sales agents to enter into a merchant contracts with us. The term of these contracts has an average length of three years and the cost of the equipment plus any setup fees will be amortized over the contract period. If the merchants terminate their contract with us early, they are obligated to either return the equipment or pay for it. The table below reflects the changes in other current assets, as it relates to point-of-sale equipment for the years ended December 31, 2020 and 2019.

Balance December 31, 2018	$525,000
Purchases during 2019	272,000
Amortization 2019	(334,000)
Balance December 31, 2019	$463,000
Purchases during 2020	248,000
Amortization 2020	(333,000)
Balance December 31, 2020	$378,000

Also included in other current assets are prepaid PCI annual fees of approximately $298,000 and $345,000 as of December 31, 2020 and 2019, respectively, and approximately $708,000 and $663,000 of prepaid annual fee commissions as of December 31, 2020 and 2019, respectively.

Amortization expense for the equipment placed in service for the years ended December 31, 2020 and 2019 was approximately $333,000 and $334,000, respectively.

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the years ended December 31, 2020 and 2019.

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

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the years ended December 31, 2020 and 2019 for the intangible assets.

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

At December 31, 2019, our management determined that an impairment charge of approximately $1.3 million was necessary to reduce the goodwill relating to the acquisition of PayOnline which is part of our International Transaction Solutions segment . We did not recognize any impairment charge to goodwill during the year ended December 31, 2020.

For a discussion of the estimate methodology and the significance of various inputs, please see the subheading below titled “Use of Estimates.”

Capitalized Customer Acquisition Costs, Net

Capitalized customer acquisition costs consist of up-front cash payments made to ISG’s for the establishment of new merchant relationships. Capitalized customer acquisition costs represent incremental, direct customer acquisition costs that are recoverable through gross margins associated with merchant contracts. The up-front cash payment to the ISG is based on the estimated gross margin for the first year of the merchant contract. The deferred customer acquisition cost asset is recorded at the time amounts are receivable but not yet earned and the capitalized acquisition costs are amortized on a straight-line basis over a period of approximately four years. Consideration paid for these agreements for the years ended December 31, 2020 and 2019 was approximately $600,000 and $1.9 million, respectively. Because we pay an up-front fee to compensate the referral partner, the amount is treated as an asset acquisition in which we have acquired an intangible stream of referrals. This asset is amortized over a straight-line period of approximately four years and is included in intangible assets on the accompanying consolidated balance sheets (See Note 6 – item labeled “Client Acquisition Costs”).

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables, and a note payable. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of notes payable of approximately $9.9 million and $9.3 million at December 31, 2020 and 2019, respectively, approximates fair value because current borrowing rates do not materially differ from market rates for similar bank borrowings. The notes payable are classified as a Level 2 item within the fair value hierarchy.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The open United States tax years subject to examination with respect to our operations are 2017, 2018 and 2019.

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

Advertising and Promotion Costs

Advertising and promotion costs are expensed as incurred. Advertising expense was approximately $223,000 and $273,000 for the years ended December 31, 2020 and 2019, respectively, and is included in selling, general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.

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

Equity-based compensation was approximately $2.7 million and $2.1 million for the years ended December 31, 2020 and 2019, respectively, and is reflected on the accompanying consolidated statements of operations and comprehensive loss.

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

Adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.

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

NOTE 4. DUE FROM MULLEN

As contemplated by the Merger Agreement referred to in Note 2, on August 11, 2020, our Company as lender, borrowed an additional $500,000 from RBL and entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the Merger Agreement is terminated for any reason by any party thereto and (ii) the Merger Effective Time (as defined in the Merger Agreement).

At March 31, 2021, the Company is also owed approximately $1 million from Mullen in connection with Late Fees, pursuant to the Amendment to the Merger Agreement with Mullen.

NOTE 5. ACCOUNTS RECEIVABLE

Accounts receivable, net of allowance for doubtful accounts, consist of amounts due from merchant service providers and to a lesser extent Russian mobile operator intermediaries. Net accounts receivable amounted to approximately $7.1 million and 6.6 million at December 31, 2020 and 2019, respectively. Net accounts receivable consisted primarily of approximately $6.7 and $6.2 million for North American Transaction Solutions as of December 31, 2020 and 2019and approximately $300,000 and $400,000, attributed to International Transaction Solutions for merchant processing receivables at December 31, 2020 and 2019, respectively.

Our allowance for doubtful accounts was approximately $214,000 and $214,000 as of December 31, 2020 and 2019. Actual write-offs may exceed estimated amounts.

NOTE 6. INTANGIBLE ASSETS

The Company had approximately $3.6 and $5.7 million in intangible assets, net of amortization, at December 31, 2020 and 2019, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of December 31, 2020

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,378,248	$(2,321,843)	$40,185	3 years - straight-line
Portfolios and Client Lists	7,714,665	(6,776,317)	938,348	4 years - straight-line
Client Acquisition Costs	8,841,617	(6,224,824)	2,616,794	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$20,524,925	$(16,913,379)	$3,595,326

Intangible assets consisted of the following as of December 31, 2019

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,343,888	$(2,240,695)	$103,193	3 years - straight-line
Portfolios and Client Lists	7,714,665	(5,614,880)	2,099,785	4 years - straight-line
Client Acquisition Costs	8,238,018	(4,762,347)	3,475,671	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$19,886,967	$(14,208,318)	$5,678,649

Amortization expense for the intangible assets was approximately $2.6 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2021	$866,629
2022	866,629
2023	866,629
2024	853,234
2025	142,205
Balance December 31, 2020	$3,595,326

NOTE 7. ACCRUED EXPENSES

At December 31, 2020 and December 31, 2019, accrued expenses amounted to approximately $4.6 and $1.8 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflect the balances outstanding as of December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
Accrued professional fees	$268,435	$276,239
PayOnline accrual	61,719	69,039
Accrued interest	409,525	43,021
Accrued bonus	1,690,556	1,318,060
Accrued foreign taxes	(12,336)	2,064
Other accrued expenses	2,186,197	91,921
Total accrued expenses	$4,604,097	$1,800,344

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO approximating $1.3 million and $979,000 at December 31, 2020 and 2019, respectively, and approximately $386,000 and $339,000 at December 31, 2020 and 2019 for discretionary performance bonuses due to certain employees.

Other accrued expenses includes $2.0 million which was due to ESOUSA for the sixth tranche received on December 30, 2020, which was subsequently paid by the issuance of 200,000 shares in January of 2021.

NOTE 8. NOTES PAYABLE

Notes payable consist of the following:

	December 31, 2020	December 31, 2019
RBL Capital Group, LLC	$9,431,157	$9,431,157
SBA Loan - EIDL	159,899	-
SBA Loan - PPP	491,493	-
Subtotal	10,082,549	9,431,157
Less: deferred loan costs	(138,944)	(179,610)
Subtotal	9,943,605	9,251,547
Less: current portion	(1,330,018)	(909,086)
Long term debt	$8,613,587	$8,342,461

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

On June 20, 2020, in connection with those certain term notes made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, the Company executed two (2) promissory term notes, totaling $9,431,157, which replaces all previous outstanding term notes with RBL The first term note is for $4,432,157 and bears interest at 14.19%. On December 20, 2021, we are required to make one (1) payment of interest only for $67,746, followed by eight (8) payments of interest only for the same amount, followed by a balloon payment for any outstanding principal and accrued interest of approximately $5,540,128.. The second  term note is for $5,000,000 and bears interest at 14.19%. On June 20, 2020, we are required to make one (1) payment of interest only for $59,125 followed by six (6) payments of interest only for the same amount. Starting on January 20,2021, the Company shall make twenty (20) equal monthly payments of principal and interest of $137,109, followed by one (1) payment of principal and interest for approximately $3,290,475.In connection with this term note, the Company agreed to pay a financing fee of $894,311. Such financing fee will be due and payable as follows; $25,000 on February 20, 2021; $25,000 on June 20, 2021; $94,311 on August 20, 2022; and $750,000 on September 20, 2022. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. The Company shall not have any right to prepay this loan except as expressly provided in the Loan Agreement. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the Note. The Company shall not have any right to prepay this loan except as expressly provided in the Loan Agreement.

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

On December 30, 2020, the Company received its sixth tranche of RBL promissory notes in the aggregate amount of $1,960,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement. In January 2021, the Company issued 200,000 shares of Common Stock to ESOUSA in connection with this exchange. Concurrently with this transaction, the Company received an equivalent aggregate amount of $1,960,000 from RBL under the Credit Facility.

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

On May 18, 2020, the Company entered into a promissory note (the "Note") in the amount of $159,899 made to the Company by the U.S. Small Business Administration under the Economic Injury Disaster Loan program. Monthly installment payments on the Note will begin twelve months from the date of the Note, with the balance of any accrued principal and interest at 3.75% annually, payable thereafter.

Scheduled Notes Payable Principal Repayment at December 31, 2020 is as follows:

2021	1,330,018
2022	8,574,057
2023	5,514
2024	5,514
2025	167,446
Balance December 31, 2020	$10,082,549

NOTE 9. CONCENTRATIONS

Credit card processing revenues are from merchant customer transactions, which were processed primarily by one third-party processor (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the years ended December 31, 2020 and 2019.

For the year ended December 31, 2020, we processed 32% of our total revenue with Priority Payment Systems, and 53% from our own dedicated BIN/ICA with Esquire Bank, and 10% with First Data Corp.

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

Minimum Billing Processing Fees Commitment

We have non-exclusive agreements with two of our processors to provide services related to processing. The agreements require us to submit a minimum number of  billable processing fees. If we submit an amount that is lower than the minimum, we are required to pay to each processor the fees it would have received if we had submitted the required minimum number of billable processing fees. As of December 31, 2020, the aggregate minimum monthly processing fees for these processors amounts to approximately $150,000 per month.

Leases

North American Transaction Solutions

During May 2013, we entered into a lease agreement, for approximately 4,101 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016. The lease was extended for a period of five years commencing August 1, 2017 and expiring July 31, 2022 with equal monthly base rent installments of $14,354 ($172,248 per year) plus sales tax. In September 2020, we entered into an agreement with the Landlord modifying this existing lease. In consideration of payment to Landlord of the sum of $65,600, the Company surrendered all existing premises occupied by it and entered into  a new 4 year lease for a smaller premises at Unit #707 in the same building for a monthly rent of $2,954. There will be a $65,600 payment payable as follows: (1) $22,700 due upon the execution of the Modification of Lease Agreement; (2) $20,100 due on or before December 31, 2020; and (3) $22,800 due on or before March 31, 2021. Except as previously mentioned, all other terms and conditions of the initial lease agreement continues to remain in effect. The first two payments have been made and the Company is expected to make the third payment on March 31, 2021, at this time.

On September 26, 2019, we entered into a lease for additional office space in the building that our current office space is located for our North American Transactions Solutions. The space is for 5,875 square feet and the term is for 5 years commencing on September 23, 2019 and expiring on September 30, 2024. The monthly base rent is $16,156 ($193,875 per year) plus sales tax. In consideration of our Company foregoing its rights to credits from the landlord towards the cubicle installation and foregoing its rights to one (1) of the (2) month rent deposits prepaid to the landlord , the lease was amended. The amended lease requires the Company to begin paying $11,500 effective July 7, 2020, with the original monthly rent payment of $16,156 commencing on January 1, 2021. In addition, commencing on March 1, 2021, our Company will begin making up the difference between the original monthly lease payment of $16,156 and the amended monthly lease payment of $11,500, the deferred monthly rent, by paying the landlord an additional $2,000 per month until the deferred portion of the rent is fully repaid. All outstanding amounts of deferred rent shall be subject to interest at an annual the rate of 4%. The Company occupied the space in July of 2020.

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

International Transaction Solutions

The Company occupies an office in Moscow, Russia with approximately 1600 square feet at an annual rent of approximately $50,900, which lease expired on February 10, 2020. This lease was renewed with indefinite terms.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or move to new facilities on acceptable terms.

The following table presents a reconciliation of the undiscounted future minimum lease payments, under the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters, to the amounts reported as operating lease liabilities on the consolidated balance sheet as of December 31, 2020:

Total
Undiscounted future minimum lease payments:
2021	$229,589
2022	230,660
2023	231,764
2024	222,926
2025	129,250
Total	$1,044,189
Amount representing imputed interest	(242,596)
Total operating lease liability	801,593
Current portion of operating lease liability	(140,973)
Operating Lease Liability, non-current	$660,621

As of December 31, 2020
Remaining term on Leases	4.00
Incremental borrowing rate	12%

As of December 31, 2020, the future minimum lease payments under other operating leases, not subject to Topic 842, approximates $21,000 on a yearly basis.

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

           Georgia Notes 18, LLC

           On March 22, 2021, the Company was notified that one of its shareholder, Georgia Notes 18, LLC, filed an action in the Delaware Chancery Court to compel inspection of the Company’s books and records pertaining to a 2014 transaction in which the shareholder had an interest. The Company has engaged counsel to                 protect its interests in this matter. At this time, the Company cannot predict the eventual outcome of this matter.

NOTE 11. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2020 and 2019, agent commissions resulting from merchant processing of approximately $105,000 and $75,000, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $865,000 and $758,000 for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020 and December 31, 2019, we had accrued expenses of approximately $122,000 and $127,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

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

On December 30, 2020, the Company received its sixth tranche of RBL promissory notes in the aggregate amount of $1,960,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement. In January 2021, the Company issued 200,000 shares of Common Stock to ESOUSA in connection with this exchange. Concurrently with this transaction, the Company received an equivalent aggregate amount of $1,960,000 from RBL under the Credit Facility.

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

On November 27, 2018, our shareholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock available for issuance by 178,900 shares resulting in the aggregate of 773,000 shares authorized for issuance under the 2013 Plan, which represented in the aggregate approximately 20% of our issued and outstanding stock as of December 31, 2019.

On October 23, 2019, our shareholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock available for issuance by 177,000 shares resulting in the aggregate of 950,000 shares authorized for issuance under the 2013 Plan.

On December 1, 2020, our shareholders approved an amendment to the 2013 Plan to increase the number of shares of the Company’s common stock available for issuance by 219,500 shares resulting in the aggregate of 1,160,500 shares authorized for issuance under the 2013 Plan.

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at December 31, 2020 and 2019 was 210,500 and 252,436, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Unrestricted Shares and Stock Options

During the years ended December 31, 2020 and 2019, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors, and recorded a compensation charge of approximately $38,000 and $60,000, respectively.

At December 31, 2020 we had 200,648 incentive stock options outstanding with a weighted average exercise price of $10.73 and a weighted average remaining contract term of 7.07 years. At December 31, 2019 we had 154,005 incentive stock options outstanding with a weighted average exercise price of $10.73 and a weighted average remaining contract term of 8.08 years. All of the stock options were anti-dilutive at December 31, 2020 and 2019.

During the year ended December 31, 2020 our Board of Directors approved and authorized the issuance of 17,839 shares of our common stock pursuant to the 2013 Plan to members of our Board of Directors and we recorded compensation expense of approximately $37,500. Also during year ended December 30, 2020, our Board of Directors approved and authorized the issuance of 316,835 shares of our common stock pursuant to the 2013 Plan which were allocated to certain named executives, certain employees, and certain consultants of the Company and we recorded compensation expense of approximately $2.7 million. There were no incentive stock options issued during 2020.

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

NOTE 13. WARRANTS AND OPTIONS

Options

At December 31, 2020 and 2019, we had fully vested options outstanding to purchase 200,648 and 314,218, respectively, of shares of common stock at exercise prices ranging from $6.29 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options granted during the year ended December 31, 2020 using the then quoted stock price at the grant date. There were no options granted during 2019

Warrants

At December 31, 2020 and 2019, we had warrants outstanding to purchase 404,676 and 728,583 shares of common stock, respectively. At December 31, 2020 the warrants had a weighted average exercise price of $11.12 per share purchased and a weighted average remaining contractual term of 2.00 years. At December 31, 2019, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 3.00 years.

Non-Incentive Plan Options

At December 31, 2020 and 2019, we had 46,643 and 323,498 non-incentive options outstanding with a weighted-average exercise price of $21.46 and $21.84, respectively, with a remaining contract term of 0.45 years at December 31, 2020 and with a remaining contract term of .92 years at December 31, 2019.

These options were out of the money at December 31, 2020 and 2019 and had no intrinsic value.

NOTE 14. INCOME TAXES

The components of income (loss) before income tax provision are as follows:

	December 31,	December 31,
	2020	2019
United States	(5,817,126)	(5,350,774)
Foreign	(102,768)	26,125
	(5,919,894)	(5,324,649)

There was no current U.S. income tax or deferred income tax provision for years ended December 31, 2020 and December 31, 2019. There were current foreign tax provisions of $21,538 and $69,811 for the years ended December 31, 2020 and December 31, 2019 respectively.

The following is a reconciliation of the effective income tax rate with the U.S. federal statutory income tax rate at:

	December 31,	December 31,
	2020	2019
U. S. Federal statutory income tax rate	21.00%	21.00%
State income tax, net of federal tax benefit	4.28%	4.37%
Currency translation adjustment	-0.01%	0.00%
Foreign income tax	-0.36%	-1.31%
Difference in foreign tax rates	0.00	0.00
Change in valuation allowance	(25.29)%	(25.39)%
Change in tax rates	-	-
Effective income tax rate	(0.36)%	(1.31)%

The effective tax rate on operations of negative (0.36)% at December 31, 2020 varied from the statutory rate of 21%, primarily due to the permanent difference related to difference in foreign tax rates and the increase in our valuation allowance. The effective rate on operations of 1.70% at December 31, 2019 varied from the statutory rate of 21% primarily due to the permanent difference related to difference in foreign tax rates and the increase in our valuation allowance.The effective tax rate on operations of negative (1.31)% at December 31, 2020 varied from the statutory rate of 21%, primarily due to the permanent difference related to difference in foreign tax rates and the increase in our valuation allowance.

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

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	19,006,668	18,234,015
Stock based compensation	231,984	162,199
Basis difference in goodwill	524,823	829,009
Basis difference in fixed assets	1,589	3,786
Basis difference in intangible assets	2,278,085	1,968,335
Allowance for bad debt (US)	-	-
Stock price guarantee adjustment	-	-
Valuation allowance for deferred tax assets	(22,043,149)	(21,197,343)
Total deferred tax assets	-	-

Deferred tax liabilities:
Basis difference in goodwill	-	-
Basis difference in fixed assets	-	-
Basis difference in intangible assets	-	-
Total deferred tax liabilities	-	-

Net deferred taxes	-	-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts of assets and liabilities used for income tax purposes. According to the GILTI rules, the income from foreign corporations reduce the net operating losses (‘NOLs”). At December 31, 2020, we had cumulative federal and state NOLs carry forwards of approximately $77.8 million. At December 31, 2019, we had cumulative federal and state NOLs carry forwards of approximately $73.8 million. We also have $2.6 million and $1.9 million in foreign NOLs as of December 31, 2020 and 2019, respectively. The valuation allowance was increased by $0.8 million in fiscal year 2020. The fiscal 2020 increase was primarily related to additional operating loss incurred, and difference in tax and book basis of goodwill and other intangible assets. We have considered all the evidence, both positive and negative, that the NOLs and other deferred tax assets may not be realized and have recorded a valuation allowance for $22  million. The NOLs arising in the tax year beginning before January 1, 2019 can be carried back two years and forward twenty years. The NOLs arising in the tax year beginning after December 31, 2018 can only offset 80% of taxable income in any given tax year, but the remaining can be carried forward indefinitely.

The timing and manner in which we will be able to utilize some of its NOLs is limited by Section 382 of the Internal Revenue Code of 1986, as amended (IRC). IRC Section 382 imposes limitations on a corporation’s ability to use its NOLs when it undergoes an “ownership change.” Generally, an ownership change occurs if one or more shareholders, each of whom owns 5% or more in value of a corporation’s stock, increase their percentage ownership, in the aggregate, by more than 50% over the lowest percentage of stock owned by such shareholders at any time during the preceding three-year period. Because on June 10, 2014, we underwent an ownership change as defined by IRC Section 382, the limitation applies to us. The losses generated prior to the ownership change date (pre-change losses) are subject to the Section 382 limitation. The pre-change losses may only become available to be utilized by the Company at the rate of $2.4 million per year. Any unused losses can be carried forward, subject to their original carryforward limitation periods. In the year 2019, approximately $2.4 million in the pre-change losses was released from the Section 382 loss limitation. Since the ownership change, the cumulative amount of NOLs released from Section 382 was approximately 15.7 million.

The Company can still fully utilize the NOLs generated after the change of the ownership, which was approximately $38.1 million. Thus, the total of approximately $53.7 million as of December 31, 2020 is available to offset future income.

The open United States tax years subject to examination with respect to our operations are 2017, 2018 and 2019.

NOTE 15. OTHER INCOME

Include in other income, net for the year ended December 31, 2020, in the accompanying statement of operations and comprehensive loss, is approximately $1.1 million relating to merchant reserves recorded in a previous year deemed not to be a legal obligation by management of the Company.

NOTE 16. SEGMENT INFORMATION

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

Segment Summary Information

Geographic Summary Information

	2020 Revenues	2020 Long-Lived Assets	2019 Revenues	2019 Long-Lived Assets
North America	$62,556,698	$12,421,144	$61,778,002	$13,325,444
Russia and CIS	3,148,424	1,028,796	3,221,609	1,048,801

The following tables present financial information of our reportable segments at and for the years ended December 31, 2020 and 2019. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Twelve months ended December 31, 2020	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$62,556,698	$3,148,424	$-	$65,705,122
Cost of revenues	53,593,342	2,268,061	-	55,861,403
Gross Margin	8,963,356	880,363	-	9,843,719
Gross margin %	14%	28%	-	15%
Selling, general and administrative	2,717,009	974,680	3,324,355	7,016,044
Non-cash compensation	-	-	2,718,152	2,718,152
Provision for bad debt	1,563,847	2,957	-	1,566,804
Depreciation and amortization	3,013,256	22,543	-	3,035,799
Interest expense (income), net	1,398,617	-	48,023	1,446,640
Gain on disposition	(13,500)	-	-	(13,500)
Other expense (income)	(18,455)	4,491	64,232	50,268
Net (loss) income for segment	$302,582	$(124,308)	$(6,154,762)	$(5,976,488)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	18,777,772	367,771	-	19,145,544
Total segment assets	$25,449,522	$1,377,207	$-	$26,826,730

Twelve months ended December 31, 2019	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$61,778,002	$3,221,609	$-	$64,999,611
Cost of revenues	52,395,752	2,325,958	-	54,721,710
Gross Margin	9,382,250	895,651	-	10,277,901
Gross margin %	15%	28%	-	16%
Selling, general and administrative	2,587,411	1,077,294	5,677,079	9,341,784
Non-cash compensation	48,433	-	2,002,429	2,050,862
Provision for bad debt	1,369,015	(18,838)	-	1,350,177
Depreciation and amortization	3,084,013	36,230	-	3,120,243
Interest expense (income), net	1,069,506	282	42,739	1,112,527
Impairment charge relating to goodwill	-	1,326,566	-	1,326,566
Other (income) expense	300,225	(1,482,196)	(277,644)	(1,459,615)
Net (loss) income for segment	$923,647	$(43,687)	$(7,444,603)	$(6,564,643)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	14,906,737	451,225	-	15,357,962
Total segment assets	$21,578,487	$1,460,661	$-	$23,039,148