Form 10-Q
period 2021-03-31
Net Element, Inc.
filed 2021-05-17
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-34887

Net Element, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	90-1025599 (I.R.S. Employer Identification No.)

3363 NE 163rd Street, Suite 605 North Miami Beach, Florida (Address of principal executive offices)	33160 (Zip Code)

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of May 13, 2021 was 5,199,185.

Net Element, Inc.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$4,102,887	$4,541,013
Accounts receivable, net	8,918,185	7,109,173
Due from Mullen Technologies, Inc.	1,479,975	480,000
Prepaid expenses and other assets	1,245,783	1,837,972
Total current assets, net	15,746,830	13,968,158
Intangible assets, net	3,078,168	3,595,326
Goodwill	7,681,186	7,681,186
Operating lease right-of-use asset	767,047	801,062
Other long term assets	1,017,401	780,998
Total assets	$28,290,632	$26,826,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,850,045	$7,171,376
Accrued expenses	2,836,955	4,604,097
Deferred revenue	1,126,500	1,607,329
Notes payable (current portion)	1,093,288	1,330,018
Operating lease liability (current portion)	107,355	140,973
Due to related party	214,778	216,657
Total current liabilities	14,228,921	15,070,450
Operating lease liability (net of current portion)	660,622	660,621
Notes payable (net of current portion)	8,598,754	8,613,587
Total liabilities	23,488,297	24,344,658

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 5,198,156 and 4,997,349 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively)	519	499
Paid in capital	191,711,341	189,700,103
Accumulated other comprehensive loss	(2,240,828)	(2,259,410)
Accumulated deficit	(184,387,504)	(184,692,067)
Non-controlling interest	(281,193)	(267,053)
Total stockholders' equity	4,802,335	2,482,072
Total liabilities and stockholders' equity	$28,290,632	$26,826,730

See Accompanying Notes to the Condensed Consolidated Unaudited Financial Statements.

NET ELEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020

Net revenues
Service fees	$23,785,346	$15,842,567
Total Revenues	23,785,346	15,842,567

Costs and expenses:
Cost of service fees	20,786,445	13,300,805
Selling, general and administrative	1,911,850	2,319,911
Non-cash compensation	11,258	38,400
Bad debt expense	694,678	442,778
Depreciation and amortization	735,678	779,443
Total costs and operating expenses	24,139,909	16,881,337
Loss from operations	(354,563)	(1,038,770)
Interest expense	(356,281)	(348,414)
Gain on disposition	13,500	-
Other income	987,766	9,740
Net income (loss) from continuing operations before income taxes	290,422	(1,377,444)
Income taxes	-	-
Net income (loss) from continuing operations	290,422	(1,377,444)
Net income attributable to the non-controlling interest	14,140	11,228
Net income (loss) attributable to Net Element, Inc. stockholders	304,562	(1,366,216)
Foreign currency translation	18,583	130,813
Comprehensive income (loss) attributable to common stockholders	$323,145	$(1,235,403)

Income (loss) per share - basic and diluted	$0.05	$(0.33)

Weighted average number of common shares outstanding - basic and diluted	5,970,583	4,117,643

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss) attributable to Net Element, Inc. stockholders	$304,562	$(1,366,216)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Non-controlling interest	(14,140)	(11,228)
Share based compensation	11,258	38,400
Deferred revenue	(480,829)	(470,205)
Provision for bad debt	648	485
Depreciation and amortization	735,678	779,443
Non cash interest	-	12,294
Changes in assets and liabilities:
Accounts receivable	(2,075,791)	2,520,395
Due from Mullen Technologies, Inc.	(999,975)	-
Prepaid expenses and other assets	(162,100)	364,019
Accounts payable and accrued expenses	425,421	(1,419,019)
Net cash (used in) provided by operating activities	(2,255,268)	448,368

Cash flows from investing activities:
Client acquisition costs	(148,192)	(427,031)
Purchase of equipment and changes in other assets	418,612	6,049
Net cash provided by (used in) investing activities	270,420	(420,982)

Cash flows from financing activities:
Proceeds from indebtedness	2,000,000	155,206
Repayment of indebtedness	(251,547)	(145,040)
Lease liability	(33,618)	(31,950)
Related party advances	(52,590)	133,743
Net cash provided by financing activities	1,662,245	111,959

Effect of exchange rate changes on cash	(20,120)	5,969
Net (decrease) increase in cash and restricted cash	(342,723)	145,314

Cash and restricted cash at beginning of period	5,322,011	1,116,255
Cash and restricted cash at end of period	$4,979,288	$1,261,569

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,446,640	$730,993
Taxes	$266,559	$120,544
Non Cash activities:
Shares issued for redemption of indebtedness	$3,822,290	$-

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying March 31, 2021 interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

Our transactional services business enables merchants to accept credit cards as well as other forms of payment, including debit cards, checks, gift cards, loyalty programs and alternative payment methods in traditional card-present or swipe transactions, as well as card-not-present transactions, such as those conducted over the phone or through the Internet or a mobile device. We market and sell our services through both independent sales groups (“ISGs”), which are non-employee, external sales organizations and other third-party resellers of our products and services, and directly to merchants through electronic media, telemarketing and other programs, including utilizing partnerships with other companies that market products and services to local and international merchants. We have agreements with several banks that sponsor us for membership in the Visa ®, MasterCard ®, American Express ®, and Discover ® card associations and settle card transactions for our merchants. These sponsoring banks include Esquire Bank, N.A. and Wells Fargo Bank, N.A. From time to time, we may enter into agreements with additional banks. We perform core functions for merchants such as application processing, underwriting, account set-up, risk management, fraud detection, merchant assistance and support, equipment deployment and chargeback services.

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

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had net income of approximately $305,000 for the three months ended March 31, 2021 and a net loss of approximately $5.9 million for the year ended December 31, 2020 and have an accumulated deficit of approximately $184.4 million and a positive working capital of approximately $1.5 million at March 31, 2021. The majority of this positive working capital at March 31, 2021 relates to amounts due from Mullen Technologies (See Note 5 - Due from Mullen).

The unprecedented and rapid spread of COVID-19 as well as the shelter-in place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States have significantly impacted the restaurant and hospitality industries. As a result, the Company’s revenues, which are largely tied to processing volumes in these verticals, were materially impacted beginning in the final two weeks of March 2020. Since the last quarter ended December 31, 2020, the Company has seen a significant recovery in its end-to-end payment volumes as some merchants began resuming their normal operations. While end-to-end volumes for the three months ended March 31, 2021 have exceeded those for both the three months ended March 31, 2020 and the three months ended December 31, 2020, the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated results of operations in future periods remains uncertain and will depend on future developments, which are continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the emergence and severity of its variants, the availability and the efficacy of vaccines (particularly with respect to emerging strains of the virus), other protective actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations, and liquidity.

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to the unprecedented and rapid spread of COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements.  Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. Accordingly, the Company has entered into a merger agreement in connection with the contemplated merger with Mullen Automotive (as defined below) and certain related transactions, including a divestiture of the Company’s existing business operations. See below and Note 14 – Subsequent Events for additional information. There can be no assurance, at this time, regarding the eventual outcome of our planned strategic alternatives, including such merger and the related transactions.

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

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement. Included in other accrued expenses at March 31, 2021 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued. Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Loan and Security Agreement (“Credit Facility”) with RBL.

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

On August 4, 2020, the Company entered into an Agreement and Plan of Merger with Mullen Technologies, Inc., a California corporation (“Mullen”), and Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”), which was amended on December 29, 2020, March 30, 2021 and April 30, 2021 (as amended, the “Original Merger Agreement”).  Pursuant to, and on the terms and subject to the conditions of, the Original Merger Agreement, Merger Sub was to be merged with and into Mullen, with Mullen continuing as the surviving corporation in such merger.

On May 14, 2021, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Restated Merger Agreement”) with Mullen, Merger Sub and Mullen Automotive, Inc. (“Mullen Automotive”), a California corporation and a wholly-owned subsidiary of Mullen.  Pursuant to, and on the terms and subject to the conditions of, the Restated Merger Agreement, Merger Sub will be merged with and into Mullen Automotive (the “Merger”), with Mullen Automotive continuing as the surviving corporation in the Merger.  See Note 14 – Subsequent Events for additional information.

As was contemplated by the Original Merger Agreement, on August 11, 2020, the Company as lender, entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the merger agreement is terminated for any reason by any party thereto and (ii) the Merger effective time.

In addition, pursuant to the Original Merger Agreement, the Company, Mullen and Merger Sub agreed that, if the registration statement on Form S-4 (with the merger proxy statement included as part of the prospectus) was not filed with U.S. Securities and Exchange Commission (the “SEC”) on or prior to January 15, 2021, then Mullen would pay the Company an agreed sum of $13,333 per day (the “Late Fee”) until the such registration statement (with the merger proxy statement included as part of the prospectus) is filed with the SEC. All accumulated Late Fees will be due and payable by Mullen on the 5th day of each calendar month commencing February 5, 2021 and on the 5th day of each month thereafter until the above-refenced filing has occurred.  The Form S-4 registration statement was filed on May 14, 2021.

At March 31, 2021, the Company is owed approximately $1.0 million from Mullen in connection with Late Fees.

Consummation of the Merger, the Divestiture (as defined below), the Private Placement (as defined below) and the other transactions contemplated in the Restated Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Restated Merger Agreement will be completed.

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

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $3.1 million and $3.7 million at March 31, 2021 and December 31, 2020, respectively. We maintained approximately $33,000 and $43,000 in uninsured bank accounts in Russia and the Cayman Islands at March 31, 2021 and December 31, 2020, respectively.

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

	March 31, 2021	December 31, 2020
Cash on consolidated balance sheet	$4,102,887	$4,541,013
Restricted cash	876,401	780,998
Total cash and restricted cash	$4,979,288	$5,322,011

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

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the year ended December 31, 2020 or the three months ended March 31, 2021.

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

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the three months ended March 31, 2021 and 2020.

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

We did not recognize any impairment charge to goodwill during the three months ended March 31, 2021 and 2020.

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables, and a note payable. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of notes payable of approximately $9.7 million and $9.9 million at March 31, 2021 and December 31, 2020, respectively, approximates fair value because current borrowing rates do not materially differ from market rates for similar bank borrowings. The notes payable are classified as a Level 2 item within the fair value hierarchy.

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

NOTE 5. DUE FROM MULLEN

As contemplated by the Original Merger Agreement referred to in Note 3, on August 11, 2020, our Company as lender, borrowed an additional $500,000 from RBL and entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed $500,000 from the Company.. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the merger agreement is terminated for any reason by any party thereto and (ii) the Merger effective time.

At March 31, 2021, the Company is also owed approximately $1.0 million from Mullen in connection with Late Fees, pursuant to the Original Merger Agreement with Mullen.

NOTE 6. INTANGIBLE ASSETS

The Company had approximately $3.1 million and $3.6 million in intangible assets, net of amortization, at March 31, 2021 and December 31, 2020, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of March 31, 2021

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,378,248	$(2,367,723)	$25,137	3 years - straight-line
Portfolios and Client Lists	7,714,665	(7,066,676)	647,989	4 years - straight-line
Client Acquisition Costs	8,988,102	(6,583,059)	2,405,042	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$20,671,410	$(17,607,854)	$3,078,168

Intangible assets consisted of the following as of December 31, 2020

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,378,248	$(2,321,843)	$40,185	3 years - straight-line
Portfolios and Client Lists	7,714,665	(6,776,317)	938,348	4 years - straight-line
Client Acquisition Costs	8,841,617	(6,224,824)	2,616,794	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$20,524,925	$(16,913,379)	$3,595,326

Amortization expense for the intangible assets was approximately $663,000 and $680,000 for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2021 (remainder of year)	$555,830
2022	741,106
2023	741,106
2024	734,822
2025	305,303
Balance March 31, 2021	$3,078,168

NOTE 7. ACCRUED EXPENSES

At March 31, 2021 and December 31, 2020, accrued expenses amounted to approximately $2.8 million and $4.6 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflects the balances outstanding as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Accrued professional fees	$220,140	$268,435
PayOnline accrual	-	61,719
Accrued interest	581,042	409,525
Accrued bonus	1,777,430	1,690,556
Accrued foreign taxes	(14,084)	(12,336)
Other accrued expenses	272,427	2,186,197
Total accrued expenses	$2,836,955	$4,604,097

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO, which was approximately $1.4 million and $1.3 million at March 31, 2021 and December 31, 2020, respectively, and approximately $398,000 and $386,000 at March 31, 2021 and December 31, 2020, respectively, for discretionary performance bonuses due to certain employees.

Included in other accrued expenses at December 31, 2020 is approximately $2.0 million which was due to ESOUSA for the sixth tranche received on December 30, 2020, which was subsequently paid by the issuance of 200,000 shares of common stock in January of 2021.

NOTE 8. NOTES PAYABLE

Notes payable consist of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
RBL Capital Group, LLC	$9,194,427	$9,431,157
SBA Loan - EIDL	159,899	159,899
SBA Loan - PPP	491,493	491,493
Subtotal	9,845,819	10,082,549
Less: deferred loan costs	(153,777)	(138,944)
Subtotal	9,692,042	9,943,605
Less: current portion	(1,093,288)	(1,330,018)
Long term debt	$8,598,754	$8,613,587

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

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  Included in other accrued expenses at March 31, 2021 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Credit Facility.

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

SBA Loans

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,493 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. On May 9, 2021, our Company was informed by the Small Business Administration that the loan forgiveness application was approved. The Company will reverse the amount due and reflect it as a gain on extinguishment of debt in the next reporting period.

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

Scheduled notes payable principal repayment at March 31, 2021 is as follows:

2021 (remainder of year)	$1,093,288
2022	8,574,057
2023	5,514
2024	5,514
thereafter	167,446

Balance March 31, 2021	$9,845,819

NOTE 9. CONCENTRATIONS

Our credit card processing revenues are from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the three months ended March 31, 2021 and 2020.

During the three months ended March 31, 2021, we processed 20% of our total revenue with Priority Payment Systems, 68% from our own dedicated BIN/ICA with Esquire Bank, and 8% with First Data Corp.

During the three months ended March 31, 2021, we processed 37% of our total revenue with Priority Payment Systems, 43% from our own dedicated BIN/ICA with Esquire Bank, and 10% with First Data Corp.

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

Minimum Billing Processing Fees Commitment

We have non-exclusive agreements with two of our processors to provide services related to processing. The agreements require us to submit a minimum number of  billable processing fees. If we submit an amount that is lower than the minimum, we are required to pay to each processor the fees it would have received if we had submitted the required minimum number of billable processing fees. As of March 31, 2021, the aggregate minimum monthly processing fees for these processors amounts to approximately $150,000 per month.

Leases

North American Transaction Solutions

During May 2013, we entered into a lease agreement, for approximately 4,101 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016. The lease was extended for a period of five years commencing August 1, 2017 and expiring July 31, 2022 with equal monthly base rent installments of $14,354 ($172,248 per year) plus sales tax. In September 2020, we entered into an agreement with the Landlord modifying this existing lease. In consideration of payment to Landlord of the sum of $65,600, the Company surrendered all existing premises occupied by it and entered into a new 4 year lease for a smaller premises at Unit #707 in the same building for a monthly rent of $2,954. There will be a $65,600 payment payable as follows: (1) $22,700 due upon the execution of the Modification of Lease Agreement; (2) $20,100 due on or before December 31, 2020; and (3) $22,800 due on or before March 31, 2021. Except as previously mentioned, all other terms and conditions of the initial lease agreement continues to remain in effect.

On September 26, 2019, we entered into a lease for additional office space in the building that our current office space is located for our North American Transactions Solutions. The space is for 5,875 square feet and the term is for 5 years commencing on September 23, 2019 and expiring on September 30, 2024. The monthly base rent is $16,156 ($193,875 per year) plus sales tax. In consideration of our Company foregoing its rights to credits from the landlord towards the cubicle installation and foregoing its rights to one (1) of the (2) month rent deposits prepaid to the landlord, the lease was amended. The amended lease requires the Company to begin paying $11,500 effective July 7, 2020, with the original monthly rent payment of $16,156 commencing on January 1, 2021. In addition, commencing on March 1, 2021, our Company will begin making up the difference between the original monthly lease payment of $16,156 and the amended monthly lease payment of $11,500, the deferred monthly rent, by paying the landlord an additional $2,000 per month until the deferred portion of the rent is fully repaid. All outstanding amounts of deferred rent shall be subject to interest at an annual the rate of 4%. The Company occupied the space in July of 2020.

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

The following table presents a reconciliation of the undiscounted future minimum lease payments, under the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters, to the amounts reported as operating lease liabilities on the consolidated balance sheet as of March 31, 2021:

Total
Undiscounted future minimum lease payments:
2021 (remainder of year)	$172,258
2022	230,660
2023	231,764
2024	222,926
2025	129,250
Total	$986,858
Amount representing imputed interest	(218,882)
Total operating lease liability	767,977
Current portion of operating lease liability	(107,355)
Operating Lease Liability, non-current	$660,622

As of March 31, 2021
Remaining term on Leases	4.00
Incremental borrowing rate	12%

As of March 31, 2021, the future minimum lease payments under other operating leases, not subject to Topic 842, are approximately $19,000 for the remainder of the year.

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

Gene Zell

In June 2014, we, as plaintiff, commenced an action in the Miami-Dade Circuit Court, Florida against Gene Zell ("Zell") for defamation of our Company and CEO and tortious interference with our business relationships. In October 2014, the court granted a temporary injunction against Zell enjoining him from posting any information about our Company and/or CEO on any website and enjoining him from contacting our business partners or investors. Zell violated the Court Order and the Court granted a Motion imposing sanctions against Zell. We continue to seek enforcement of the Court Order.

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

Georgia Notes 18, LLC

On March 22, 2021, the Company was notified that one of its shareholder, Georgia Notes 18, LLC, filed an action in the Delaware Chancery Court to compel inspection of the Company’s books and records pertaining to a 2014 transaction in which the shareholder had an interest. The Company has engaged counsel to protect its interests in this matter. A hearing on this matter is scheduled for August 31, 2021. At this time, the Company cannot predict the eventual outcome of this matter.

NOTE 11. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2021 and 2020, agent commissions resulting from merchant processing of approximately $11,000 and $40,000, respectively, were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $346,000 and $226,000 for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021 and December 31, 2020, we had accrued expenses of approximately $209,000 and $122,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

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

The following table represents the change in our stockholders' equity for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2020
	Common Stock		Paid in	Accumulated Other	Non-controlling	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Loss	interest	Deficit	Stockholder's Equity
Balance December 31, 2019	4,111,082	$410.66	$185,297,069	$(2,274,187)	$(231,999)	$(178,750,633)	$4,040,659
Share based compensation	14,672	1.47	45,896	-	-	-	45,897
Expenses paid in connection with ESOUSA transaction	-	-	(5,000)	-	-	-	(5,000)
Net income (loss)	-	-	-	-	(11,228)	(1,366,216)	(1,377,444)
Comprehensive income - foreign currency translation	-	-	-	130,813	-	-	130,813
Balance March 31, 2020	4,125,754	$412.13	$185,337,965	$(2,143,374)	$(243,227)	$(180,116,849)	$2,834,927

	Three Months Ended March 31, 2021
	Common Stock		Paid in	Accumulated Other	Non-controlling	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Loss	interest	Deficit	Stockholder's Equity
Balance December 31, 2020	4,997,349	$499.28	$189,700,103	$(2,259,410)	$(267,053)	$(184,692,067)	$2,482,072
Share based compensation	807	0.08	11,258	-	-	-	11,258
ESOUSA transaction	200,000	20.00	1,999,980	-	-	-	2,000,000
Net income (loss)	-	-	-	-	(14,140)	304,562	290,422
Comprehensive loss - foreign currency translation	-	-	-	18,583	-	-	18,583
Balance March 31, 2021	5,198,156	$519.37	$191,711,341	$(2,240,828)	$(281,193)	$(184,387,504)	$4,802,335

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

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at March 31, 2021 and December 31, 2020 was 209,693 and 210,500, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Shares and Stock Options

During the three months ended March 31, 2021 and 2020, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $11,258 and $7,500, respectively.

During the three months ended March 31, 2021, our Board of Directors approved and authorized the issuance of 10,000 shares of our common stock pursuant to the 2013 Plan which were allocated to the Company's chief legal officer and we recorded compensation expense of $31,000.

At March 31, 2021 and December 31, 2020 we had 200,648 incentive stock options outstanding, with a weighted average exercise price of  $10.73 at March 31, 2021 and December 31, 2020 and a weighted average remaining contract term of 6.83 years at March 31, 2021 and 7.07 years at December 31, 2020. All of the stock options were anti-dilutive at March 31, 2020 and December 31, 2020.

NOTE 13. WARRANTS AND OPTIONS

Options

At March 31, 2021 and December 31, 2020, we had fully vested options outstanding to purchase 200,648, respectively, of shares of common stock at exercise prices ranging from $6.29 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options using the then quoted stock price at the grant date.

Warrants

At March 31, 2021 and December 31, 2020, we had warrants outstanding to purchase 404,676 shares of common stock, respectively. At March 31, 2021 the warrants had a weighted average exercise price of $11.12 per share purchased and a weighted average remaining contractual term of 1.75 years. At December 31, 2020, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 3.00 years.

Non-Incentive Plan Options

At March 31, 2021 and December 31, 2020, we had 46,643 non-incentive options outstanding with a weighted-average exercise price of $21.46. The non-incentive options have a remaining contract term of 0.20 years at March 31, 2021. These options were out of the money at March 31, 2021 and December 31, 2020 and had no intrinsic value.

NOTE 14. SUBSEQUENT EVENTS

On May 14, 2021, the Company entered into the Restated Merger Agreement with Mullen, Merger Sub and Mullen Automotive.  Pursuant to, and on the terms and subject to the conditions of, the Restated Merger Agreement, Merger Sub will be merged with and into Mullen Automotive, with Mullen Automotive continuing as the surviving corporation in the Merger.

On May 12, 2021, (i) Mullen assigned and transferred to Mullen Automotive all of its electric vehicle business related assets, business and operations, and Mullen Automotive assumed certain debt and liabilities of Mullen.   Prior to the effective time of the Merger, Mullen is contemplating a spin off, via share dividend, of all of the capital stock of Mullen Automotive to the stockholders of Mullen as of the effective date of such spin off.  After such spin off and immediately prior to the effective time of the Merger, the capital structure (including its issued and outstanding common and preferred stock) of Mullen Automotive shall mirror the capital structure of Mullen. Accordingly, the Restated Merger Agreement amends, restates and replaces in its entirety the Original Merger Agreement.

After Mullen Automotive’s completion and delivery to our Company, of the audited financial statements for Mullen Automotive and its subsidiaries and affiliates required to be included in a registration statement, the Company prepared and filed with the Commission a registration statement on Form S-4 (together with all amendments thereto, the “Registration Statement”) in which the proxy statement included as a part of the prospectus, in connection with the registration under the Securities Act of the shares of Parent Shares to be issued in connection with the transactions contemplated in the Restated Merger Agreement. The Restated Merger Agreement contains termination rights for each of the Company and Mullen Automotive, including, among others, (i) in the event that the Merger has not been consummated by August 31, 2021, (ii) in the event that the requisite approval of the Company’s stockholders is not obtained upon a vote thereon, (iii) in the event that any governmental authority shall have taken action to restrain, enjoin or prohibit the consummation of the Merger, which action shall have become final and non-appealable and (iv) in the event that there is a breach by the other party of any of its representations, warranties, covenants or agreements, which breach is sufficiently material and not timely cured or curable. In addition, Mullen Automotive may terminate the Restated Merger Agreement if, prior to receipt of the requisite approval of the Company’s stockholders, the Company’s board of directors shall have changed their recommendation in respect of the Merger. Further, the Company may terminate the Restated Merger Agreement prior to receipt of the requisite approval of the Company’s stockholders to enter into a definitive agreement with respect to a Superior Proposal (as such term is defined in the Restated Merger Agreement).

The consummation of the Merger is subject to (i) the Merger and the shares of Company common stock to be issued in connection with the Merger and other transactions contemplated by the Restated Merger Agreement being approved and authorized for the listing on Nasdaq and (ii) the Company’s and its subsidiaries aggregate cash and cash equivalents plus amounts lent by the Company to Mullen Automotive pursuant to the Restated Merger Agreement less accounts payable and debt (exclusive of unfunded warrant proceeds) is $10,000,000 less legal fees as set forth in the Restated Merger Agreement, the Late Fees, $500,000 previously lent by the Company to Mullen together with all accrued interested thereon (the “Net Cash Position”). The parties to the Restated Merger Agreement intend that the Company will effect a private placement of the Company common stock prior to the Merger Effective Time (the “Private Placement”) in order to raise sufficient capital for the Net Cash Position.

The parties to the Restated Merger Agreement intend that, prior to the Merger effective time but, subject to and after the Company’s stockholders’ approval, the Company will divest itself of its existing business operations to another party, and will cause such party to assume all liabilities of the Company directly related to its operations of its existing business immediately prior to the closing of such divestiture (the “Divestiture”).

The parties to the Restated Merger Agreement agreed that Mullen Automotive will pay the Late Fee as set forth in the Original Merger Agreement.   The Form S-4 registration statement was filed on May 14, 2021.

Consummation of the Merger, the Divestiture, the Private Placement and the other transactions contemplated in the Restated Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Restated Merger Agreement will be completed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read and evaluated in conjunction with the condensed consolidated financial statements and notes thereto contained in this Quarterly Report on Form 10-Q (this "Report") and the Risk Factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "Annual Report") and in Part II, Item 1A of this Report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Report, unless the context otherwise indicates, the references to “we”, “us,” “our” or the “Company” refers to Net Element, Inc. and its consolidated subsidiaries, unless the context suggests otherwise.

This Report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business, including with respect to joint ventures; the successful integration of future acquisitions; our future responses to and any future impact of novel coronavirus COVID-19 ("COVID-19"); and the potential Merger between the Company and Mullen Automotive and the related transactions, including the Divestiture.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results, including actual revenues, revenue growth rates and margins, other results of operations and shareholder values, could differ materially from those anticipated in our forward-looking statements as a result of known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Part II, Item 1A - Risk Factors of this Report and in our Annual Report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the SEC, including under “Cautionary Note Regarding Forward-looking Statements” in the Company’s Current Report on Form 8-K filed on May 14, 2021, as amended.  In particular, these statements also depend on the duration, severity, and evolution of the COVID-19 pandemic and related risks, and its effect on our business, financial condition, results of operations and cash flows.

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

Recent Developments

The unprecedented and rapid spread of COVID-19 as well as the shelter-in place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States have significantly impacted the restaurant and hospitality industries. As a result, the Company’s revenues, which are largely tied to processing volumes in these verticals, were materially impacted beginning in the final two weeks of March 2020. Since the last quarter ended December 31, 2020, the Company has seen a significant recovery in its end-to-end payment volumes as some merchants began resuming their normal operations. While end-to-end volumes for the three months ended March 31, 2021 have exceeded those for both the three months ended March 31, 2020 and the three months ended December 31, 2020, the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated results of operations in future periods remains uncertain and will depend on future developments, which are continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the emergence and severity of its variants, the availability and the efficacy of vaccines (particularly with respect to emerging strains of the virus), other protective actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations, and liquidity.

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to the unprecedented and rapid spread of COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements.  Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. Accordingly, the Company has entered into a merger agreement in connection with the contemplated merger with Mullen Automotive and certain related transactions, including a divestiture of the Company’s existing business operations. See “—Recent Developments—Mullen Merger and Related Transactions” for additional information. There can be no assurance, at this time, regarding the eventual outcome of our planned strategic alternatives, including the Merger and the related transactions.

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

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,493 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. On May 9, 2021, our Company was informed by the Small Business Administration that the loan forgiveness application was approved. The Company will reverse the amount due and reflect it as other income in the next reporting period.

Mullen Merger and Related Transactions

On August 4, 2020, the Company entered into an Agreement and Plan of Merger with Mullen Technologies, Inc., a California corporation (“Mullen”), and Mullen Acquisition, Inc., a California corporation and wholly owned subsidiary of the Company (“Merger Sub”), which was amended on December 29, 2020, March 30, 2021 and April 30, 2021 (as amended, the “Original Merger Agreement”).  Pursuant to, and on the terms and subject to the conditions of, the Original Merger Agreement, Merger Sub was to be merged with and into Mullen, with Mullen continuing as the surviving corporation in such merger.

On May 14, 2021, the Company entered into the Restated Merger Agreement (the “Restated Merger Agreement”) with Mullen, Merger Sub and Mullen Automotive.  Pursuant to, and on the terms and subject to the conditions of, the Restated Merger Agreement, Merger Sub will be merged with and into Mullen Automotive (the “Merger”), with Mullen Automotive continuing as the surviving corporation in the Merger.

As was contemplated by the Original Merger Agreement, on August 11, 2020, the Company as lender, entered into an unsecured Promissory Note, dated August 11, 2020 (the “Note”), with Mullen. Pursuant to the Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the merger agreement is terminated for any reason by any party thereto and (ii) the Merger effective time.

In addition, pursuant to the Original Merger Agreement, the Company, Mullen and Merger Sub agreed that, if the registration statement on Form S-4 (with the merger proxy statement included as part of the prospectus) was not filed with U.S. Securities and Exchange Commission (the “SEC”) on or prior to January 15, 2021, then Mullen would pay the Company an agreed sum of $13,333 per day (the “Late Fee”) until the such registration statement (with the merger proxy statement included as part of the prospectus) is filed with the SEC. All accumulated Late Fees will be due and payable by Mullen on the 5th day of each calendar month commencing February 5, 2021 and on the 5th day of each month thereafter until the above-refenced filing has occurred.  The Form S-4 registration statement was filed on May 14, 2021.

At March 31, 2021, the Company is owed approximately $1.0 million from Mullen in connection with Late Fees.

On May 12, 2021, (i) Mullen assigned and transferred to Mullen Automotive all of its electric vehicle business related assets, business and operations, and Mullen Automotive assumed certain debt and liabilities of Mullen.   Prior to the effective time of the Merger, Mullen is contemplating a spin off, via share dividend, of all of the capital stock of Mullen Automotive to the stockholders of Mullen as of the effective date of such spin off.  After such spin off and immediately prior to the effective time of the Merger, the capital structure (including its issued and outstanding common and preferred stock) of Mullen Automotive shall mirror the capital structure of Mullen. Accordingly, the Restated Merger Agreement amends, restates and replaces in its entirety the Original Merger Agreement.

The parties to the Restated Merger Agreement intend that the number of shares of the Company’s common stock outstanding immediately after the Merger effective time on a fully diluted and fully converted basis will not exceed 75,000,000, with 15% of such common stock outstanding immediately after the Merger effective time on a fully diluted and fully converted basis to be allocated to the persons that hold shares of the Company common stock immediately prior to the Merger effective time (subject to upward adjustment described below).

The Company and Mullen Automotive may agree that the Company may raise additional capital beyond the Net Cash Position (as defined below). In such event, Mullen Automotive and its pre-Merger shareholders shall solely absorb all of the dilution from such additional capital raise beyond the Net Cash Position for purposes of allocating ownership between the Company pre-Merger stockholders, on the one hand, and all other parties, on the other hand.

The parties to the Restated Merger Agreement intend that, prior to the Merger effective time but, subject to and after the Company’s stockholders’ approval, the Company will divest itself of its existing business operations to another party, and will cause such party to assume all liabilities of the Company directly related to its operations of its existing business immediately prior to the closing of such divestiture (the “Divestiture”).

The consummation of the Merger is subject to (i) the Merger and the shares of Company common stock to be issued in connection with the Merger and other transactions contemplated by the Restated Merger Agreement being approved and authorized for the listing on Nasdaq and (ii) the Company’s and its subsidiaries aggregate cash and cash equivalents plus amounts lent by the Company to Mullen Automotive pursuant to the Restated Merger Agreement less accounts payable and debt (exclusive of unfunded warrant proceeds) is $10,000,000 less legal fees as set forth in the Restated Merger Agreement, the Late Fees, $500,000 previously lent by the Company to Mullen together with all accrued interested thereon (the “Net Cash Position”). The parties to the Restated Merger Agreement intend that the Company will effect a private placement of the Company common stock prior to the Merger Effective Time (the “Private Placement”) in order to raise sufficient capital for the Net Cash Position.

The parties to the Restated Merger Agreement agreed that Mullen Automotive will pay the Late Fee as set forth in the Original Merger Agreement. The Form S-4 registration statement was filed on May 14, 2021.

Consummation of the Merger, the Divestiture, the Private Placement and the other transactions contemplated in the Restated Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Restated Merger Agreement will be completed. For additional information, see the Company’s Current Report on Form 8-K filed on May 14, 2021.

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

Our Strategy

Subject to the potential Merger between the Company and Mullen Automotive and the related transactions, including the Divestiture, our strategy is to capitalize on consumer appetite for digital payment methods, the perceived movement towards a cashless society. To continue to grow our business, our strategy is to focus on providing merchants with the ability to process a variety of electronic transactions across multiple channels. We seek to leverage the adoption of and transition to card, electronic and digital-based payments by expanding our market share through our distribution channels and services innovations. We also seek growth through strategic acquisitions to improve our offerings, scale and geography. We intend to continue to invest in and leverage our technology infrastructure and our people to increase our penetration in existing markets.

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

In most respects, the uncertainty surrounding the COVID-19 pandemic makes it difficult to be able to quantify or qualify the longer-term ramifications on our business and our merchants.  See “—Recent Developments” for additional information relating to the impact of the COVID-19 pandemic.

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

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three months ended March 31, 2021 and 2020. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended March 31, 2021	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$22,891,309	$894,037	$-	$23,785,346
Cost of revenues	20,123,147	663,298	-	20,786,445
Gross Margin	2,768,162	230,739	-	2,998,901
Gross margin %	12%	26%	-	13%
Selling, general and administrative	809,262	264,607	837,981	1,911,850
Non-cash compensation	-	-	11,258	11,258
Provision for bad debt	694,060	618	-	694,678
Depreciation and amortization	733,970	1,708	-	735,678
Interest expense	356,281	-	-	356,281
Gain on disposition	(13,500)			(13,500)
Other expense (income)	10,653	(1,993)	(996,425)	(987,766)
Net income (loss) for segment	$177,436	$(34,201)	$147,186	$290,422
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	20,223,296	386,150	-	20,609,446
Total segment assets	$26,895,046	$1,395,586	$-	$28,290,632

Three months ended March 31, 2020	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$15,159,081	$683,486	$-	$15,842,567
Cost of revenues	12,824,669	476,136	-	13,300,805
Gross Margin	2,304,622	378,328	-	2,541,762
Gross margin %	15%	55%	-	16%
Selling, general and administrative	869,943	410,975	1,038,993	2,319,911
Non-cash compensation	-	-	38,400	38,400
Provision for bad debt	443,263	(485)	-	442,778
Depreciation and amortization	771,242	8,201	-	779,443
Interest expense	348,414	-	-	348,414
Other income	-	(9,740)	-	(9,740)
Net income (loss) for segment	$485,897	$(30,623)	$(1,077,393)	$(1,377,444)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	11,867,373	413,785	-	12,281,158
Total segment assets	$18,539,123	$1,423,221	$-	$19,962,344

Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

We reported a net income attributable to common stockholders of approximately $0.3 million or $0.05 per share income for the three months ended March 31, 2021 as compared to a net loss of approximately $1.4 million or $0.33 per share loss for the three months ended March 31, 2020. The decrease in net loss attributable to stockholders of approximately $1.7 million was primarily due to an increase in net revenues and approximately $1.0 million in late fees owed by Mullen.

The following tables set forth our sources of revenues, cost of revenues and the respective gross margins for the three months ended March 31, 2021 and 2020.

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	March 31, 2021	Mix	March 31, 2020	Mix	(Decrease)
North American Transaction Solutions	$22,891,309	96.2%	$15,159,081	95.7%	$7,732,228
International Transaction Solutions	894,037	3.8%	683,486	4.3%	210,551
Total	$23,785,346	100.0%	$15,842,567	100.0%	$7,942,779

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	March 31, 2021	revenues	March 31, 2020	revenues	(Decrease)
North American Transaction Solutions	$20,123,147	87.9%	$12,824,669	84.6%	$7,298,478
International Transaction Solutions	663,298	74.2%	476,136	69.7%	187,162
Total	$20,786,445	87.4%	$13,300,805	84.0%	$7,485,640

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	March 31, 2021	revenues	March 31, 2020	revenues	(Decrease)
North American Transaction Solutions	$2,768,162	12.1%	$2,334,412	15.4%	$433,750
International Transaction Solutions	230,739	25.8%	207,350	30.3%	23,389
Total	$2,998,901	12.6%	$2,541,762	16.0%	$457,139

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $23.8 million and $15.8 for the three months ended March 31, 2021 and 2020, respectively. The Company’s revenues, which are largely tied to processing volumes were materially impacted beginning in the final two weeks of March 2020. Since the last quarter ended December 31, 2020, the Company has seen a significant recovery in its end-to-end payment volumes as some merchants began resuming their normal operations.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the three months ended March 31, 2021 were approximately $20.8 million as compared to approximately $13.3 million for the three months ended March 31, 2020. The increase in cost of revenues was primarily due to the increase in net revenues.

The gross margin for the three months ended March 31, 2021 was approximately $3.0 million, or 12.6% of net revenues, as compared to approximately $2.5 million, or 16.0% of net revenues, for the three months ended March 31, 2020. The primary reason for the decrease in the overall gross margin percentage was primarily the result of the competitive pressure in our industry and a large wholesale client converting their merchant processing relationship to our platform. Our wholesale platform generally provides for lower margins compared to our other products and services.

Operating Expenses Analysis:

Operating expenses were approximately $3.4 million for the three months ended March 31, 2021, as compared to $3.6 million for three months ended March 31, 2020. Operating expenses for the three months ended March 31, 2021 primarily consisted of selling, general and administrative expenses of approximately $1.9 million, bad debt expense of approximately $700,000 and depreciation and amortization expense of approximately $736,000. Operating expenses for the three months ended March 31, 2020 primarily consisted of selling, general and administrative expenses of approximately $2.3 million, bad debt expense of approximately $443,000, and depreciation and amortization expense of approximately $779,000. The net decrease was primarily due to the reduction of compensation of certain employees, consultants, and executives of the Company.

The components of our selling, general and administrative expenses are reflected in the tables below.

Selling, general and administrative expenses for the three months ended March 31, 2021 and 2020 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Three months ended March 31, 2021

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$444,148	$144,831	$320,263	$909,242
Professional fees	151,460	32,020	174,344	357,824
Rent	88,755	15,919	4,880	109,554
Business development	47,379	6,776	2,903	57,058
Travel expense	2,260	36,524	79,092	117,876
Filing fees	-	-	30,427	30,427
Transaction gains	-	(5,143)	-	(5,143)
Office expenses	50,474	5,469	28,037	83,980
Communications expenses	24,583	22,854	60,781	108,218
Insurance expense	-	-	42,000	42,000
Other expenses	203	5,357	95,254	100,814
Total	$809,262	$264,607	$837,981	$1,911,850

Three months ended March 31, 2020

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$548,626	$113,142	$550,721	$1,212,489
Professional fees	106,242	48,891	259,198	414,331
Rent	4,573	16,833	52,414	73,820
Business development	79,201	17	2,102	81,320
Travel expense	4,708	25,123	55,632	85,463
Filing fees	-	-	21,813	21,813
Transaction losses	-	157,011	-	157,011
Office expenses	77,756	6,968	28,197	112,921
Communications expenses	48,702	42,990	20,008	111,700
Insurance expense	-	-	38,685	38,685
Other expenses	135	-	10,223	10,358
Total	$869,943	$410,975	$1,038,993	$2,319,911

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(104,478)	$31,689	$(230,458)	$(303,247)
Professional fees	45,218	(16,871)	(84,854)	(56,507)
Rent	84,182	(914)	(47,534)	35,734
Business development	(31,822)	6,759	801	(24,262)
Travel expense	(2,448)	11,401	23,460	32,413
Filing fees	-	-	8,614	8,614
Transaction gains/losses	-	(162,154)	-	(162,154)
Office expenses	(27,282)	(1,499)	(160)	(28,941)
Communications expenses	(24,119)	(20,136)	40,773	(3,482)
Insurance expense	-	-	3,315	3,315
Other expenses	68	5,357	85,031	90,456
Total	$(60,681)	$(146,368)	$(201,012)	$(408,061)

Salaries, benefits, taxes and contractor payments decreased by approximately $0.4 million on a consolidated basis for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. This was primarily due to the reduction of  compensation of certain employees, consultants, and executives of the Company.

Segment	Salaries and benefits for the three months ended March 31, 2021	Salaries and benefits for the three months ended March 31, 2020	Increase / (Decrease)
North American Transaction Solutions	$444,148	$548,626	$(104,478)
International Transaction Solutions	144,831	113,142	31,689
Corporate Expenses & Eliminations	320,263	550,721	(230,458)
Total	$909,242	$1,212,489	$(303,247)

Three months ended March 31, 2021

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$2,625	$448	$2,430	$5,503
SEC Compliance Legal Fees	-	-	57,697	57,697
Accounting and Auditing	-	-	726	726
Consulting	148,835	31,572	113,491	293,898
Total	$151,460	$32,020	$174,344	$357,824

Three months ended March 31, 2020

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$2,600	$64	$6,424	$9,088
SEC Compliance Legal Fees	-	-	45,386	45,386
Accounting and Auditing	-	-	98,357	98,357
Consulting	103,642	48,827	109,031	261,500
Total	$106,242	$48,891	$259,198	$414,331

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$25	$384	$(3,994)	$(3,585)
SEC Compliance Legal Fees	-	-	12,311	12,311
Accounting and Auditing	-	-	(97,631)	(97,631)
Consulting	45,193	(17,255)	4,460	32,398
Total	$45,218	$(16,871)	$(84,854)	$(56,507)

All other operating expenses were relatively in line with the previous comparable quarter.

Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Loss:

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $695,000 for the three months ended March 31, 2021, compared to bad debt expense, representing uncollected fees of approximately $443,000 for the three months ended March 31, 2020. The increase in bad debt expense was primarily due to billing adjustments relating to chargebacks made by our processors due to the to the effects of the COVID-19 pandemic on our merchants, and a corresponding increase in our net revenues.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs.  Depreciation and amortization expense was approximately $736,000 for the three months ended March 31, 2021 and $779,000 for the three months March 31, 2020.

Interest Expense:

Interest expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is as follows;

Funding Source	Three months ended March 31, 2021	Three months ended March 31, 2020	Increase / (Decrease)
RBL Notes	$346,114	$338,247	$7,867
Other	10,167	10,167	-
Total	$356,281	$348,414	$7,867

Other Income:

Other income was approximately $1.0 million for the three months ended March 31, 2021 due to late fees owed by Mullen. For additional information see "Recent Developments-Mullen Merger and Related Transactions".

Liquidity and Capital Resources

Total assets at March 31, 2021 were approximately $28.3 million compared to approximately $26.8 million at December 31, 2020. The net increase in total assets is primarily the result of an increase in accounts receivable due to an increase in revenues and the Late Fees due from Mullen.

At March 31, 2021 we had total current assets of approximately $15.7 million and approximately $14.0 million at December 31, 2020. The primary reason for the increase in total current assets is primarily the result of an increase in accounts receivable due to an increase in revenues and the Late Fees due from Mullen.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had net income of approximately $305,000 for the three months ended March 31, 2021 and a net loss of approximately $5.9 million for the year ended December 31, 2020 and have an accumulated deficit of approximately $184.4 million and a positive working capital of approximately $1.5 million at March 31, 2021. The majority of this positive working capital at March 31, 2021 relates to amounts due from Mullen Technologies (See Note 5 - Due from Mullen).

The unprecedented and rapid spread of COVID-19 as well as the shelter-in place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States have significantly impacted the restaurant and hospitality industries. As a result, the Company’s revenues, which are largely tied to processing volumes in these verticals, were materially impacted beginning in the final two weeks of March 2020. Since the last quarter ended December 31, 2020, the Company has seen a significant recovery in its end-to-end payment volumes as some merchants began resuming their normal operations. While end-to-end volumes for the three months ended March 31, 2021 have exceeded those for both the three months ended March 31, 2020 and the three months ended December 31, 2020, the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated results of operations in future periods remains uncertain and will depend on future developments, which are continuously evolving and cannot be predicted.  This includes, but is not limited to, the duration and spread of the COVID-19 pandemic, its severity, the emergence and severity of its variants, the availability and the efficacy of vaccines (particularly with respect to emerging strains of the virus), other protective actions taken to contain the virus or treat its impact, such as restrictions on travel and transportation, and how quickly and to what extent normal economic and operating conditions can resume. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations, and liquidity.

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to the unprecedented and rapid spread of COVID-19 pandemic, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements.  Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. Accordingly, the Company has entered into a merger agreement in connection with the contemplated merger with Mullen Automotive and certain related transactions, including a divestiture of the Company’s existing business operations. See “—Recent Developments—Mullen Merger and Related Transactions” for additional information. There can be no assurance, at this time, regarding the eventual outcome of our planned strategic alternatives, including the Merger and the related transactions

On May 7, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,493 made to the Company under the Paycheck Protection Program (the “PPP”). The Note matures on May 7, 2022 and bears interest at a rate of 1% per annum. Beginning December 7, 2020, the Company is required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company may apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. On May 9, 2021, our Company was informed by the Small Business Administration that the loan forgiveness application was approved. The Company will reverse the amount due and reflect it as other income in the next reporting period.

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

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement. Included in other accrued expenses at March 31, 2021 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued. Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Loan and Security Agreement (“Credit Facility”) with RBL.

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

The net income (loss) attributable to Net Element, Inc. stockholders was approximately $305,000 of net income for the three months ended March 31, 2021 compared to approximately $1.4 million of net loss for the three months ended March 31, 2020.

Operating activities used approximately $2.3 million of cash for the three months ended March 31, 2021 as compared to approximately $448,000 of cash provided for the three months ended March 31, 2020. The change is primarily the result of the increase in accounts receivable for the three months ended March 31, 2021 as compared to the previous three months ended March 31, 2020.

Investing activities provided approximately $270,000 in cash for the three months ended March 31, 2021 as compared to approximately $421,000 in cash used in investing activities for the three months ended March 31, 2020. The decrease change was primarily due to a decrease in client acquisition costs and a corresponding increase in other assets.

Financing activities provided approximately $1.7 million in cash for the three months ended March 31, 2021 as compared to approximately $100,000 of cash provided by financing activities for the three months ended March 31, 2020. The increase in cash provided by financing activities for the three months ended March 31, 2021 was primarily the result of the Company receiving its sixth tranche of RBL promissory notes in the aggregate amount of $1,960,000 pursuant to the Exchange Agreement.

Off-balance sheet arrangements

At March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not deemed effective due to the material weaknesses in our internal control over financial reporting (as defined in Rule 13a-15(f )and Rule 15d-15(f ) under the Exchange Act), as discussed in Item 9A. Controls and Procedures of the Company’s Form 10-K for the fiscal year ended December 31, 2020, under the heading “Management’s Report on Internal Control over Financial Reporting.”

Changes in Internal Control

As of March 31, 2021, the material weaknesses disclosed in our Form 10-K for the year ended December 31, 2020 have not yet been fully remediated; however, significant progress were made during 2019 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting have included retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members. Remediation activities for our material weaknesses include:

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

Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during our quarter ended March 31, 2021 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on Effectiveness of Controls and Procedures

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

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results of operation. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition and/or future operating results.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Second Amendment dated as of March 30, 2021 to Agreement and Plan of Merger, dated as of August 4, 2020, among Net Element, Inc., Mullen Acquisitions, Inc. and Mullen Technologies, Inc. (incorporated by reference to Exhibit 2.10 to the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2021)

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

Net Element, Inc.

Dated: May 17, 2021	By:	/s/ Oleg Firer
Name: Oleg Firer
Title: Chief Executive Officer (Principal Executive Officer)

Net Element, Inc.

Dated: May 17, 2021	By:	/s/ Jeffrey Ginsberg
Name: Jeffrey Ginsberg
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)