Form 10-Q
period 2021-06-30
Net Element, Inc.
filed 2021-08-16
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of outstanding shares of common stock, $.0001 par value, of the registrant as of August 13, 2021 was 5,404,287.

Net Element, Inc.

Quarterly Report on Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NET ELEMENT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$3,926,150	$4,541,013
Accounts receivable, net	10,760,417	7,109,173
Due from Mullen Technologies, Inc.	2,039,961	480,000
Prepaid expenses and other assets	1,709,847	1,837,972
Total current assets, net	18,436,375	13,968,158
Intangible assets, net	2,801,626	3,595,326
Goodwill	7,681,186	7,681,186
Operating lease right-of-use asset	732,013	801,062
Other long term assets	1,121,907	780,998
Total assets	$30,773,107	$26,826,730

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,042,807	$7,171,376
Accrued expenses	3,082,697	4,604,097
Deferred revenue	1,461,017	1,607,329
Notes payable (current portion)	520,397	1,330,018
Operating lease liability (current portion)	72,720	140,973
Due to related party	346,331	216,657
Total current liabilities	15,525,970	15,070,450
Operating lease liability (net of current portion)	660,621	660,621
Notes payable (net of current portion)	8,428,232	8,613,587
Total liabilities	24,614,823	24,344,658

STOCKHOLDERS' EQUITY
Series A Convertible Preferred stock ($.0001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020)	-	-
Common stock ($.0001 par value, 100,000,000 shares authorized and 5,199,185 and 4,997,349 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively)	519	499
Paid in capital	191,722,577	189,700,103
Accumulated other comprehensive loss	(2,147,227)	(2,259,410)
Accumulated deficit	(183,123,628)	(184,692,067)
Non-controlling interest	(293,957)	(267,053)
Total stockholders' equity	6,158,284	2,482,072
Total liabilities and stockholders' equity	$30,773,107	$26,826,730

See Accompanying Notes to the Condensed Consolidated Unaudited Financial Statements.

NET ELEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net revenues
Service fees	$33,291,935	$13,718,609	$57,077,282	$29,556,175
Total Revenues	33,291,935	13,718,609	57,077,282	29,556,175

Costs and expenses:
Cost of service fees	29,582,598	11,536,787	50,369,043	24,837,195
Selling, general and administrative	2,050,861	1,385,329	3,962,710	3,701,221
Non-cash compensation	11,237	7,500	22,494	45,900
Bad debt expense	514,381	33,310	1,209,058	476,088
Depreciation and amortization	528,884	772,402	1,264,562	1,551,844
Total costs and operating expenses	32,687,961	13,735,328	56,827,867	30,612,248
Income (loss) from operations	603,974	(16,719)	249,415	(1,056,073)
Interest expense	(363,312)	(341,020)	(719,592)	(689,433)
Gain on debt forgiveness	441,492	-	441,492	-
Late fees due from Mullen	559,986	-	1,559,961	-
Other income	8,971	19,325	10,261	29,065
Net income (loss) from continuing operations before income taxes	1,251,111	(338,414)	1,541,537	(1,716,441)
Income taxes	-	-	-	-
Net income (loss) from continuing operations	1,251,111	(338,414)	1,541,537	(1,716,441)
Net income attributable to the non-controlling interest	12,764	13,724	26,903	24,953
Net income (loss) attributable to Net Element, Inc. stockholders	1,263,875	(324,690)	1,568,440	(1,691,488)
Foreign currency translation	93,601	(65,990)	112,183	64,824
Comprehensive income (loss) attributable to common stockholders	$1,357,476	$(390,680)	$1,680,623	$(1,626,664)

Income (loss) per share - basic and diluted	$0.21	$(0.08)	$0.26	$(0.41)

Weighted average number of common shares outstanding - basic and diluted	5,966,123	4,175,148	5,944,636	4,146,396

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss) attributable to Net Element, Inc. stockholders	$1,568,440	$(1,691,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-controlling interest	(26,903)	(24,953)
Share based compensation	22,494	45,899
Deferred revenue	(146,312)	(109,414)
Provision for bad debt	872	(8,668)
Depreciation and amortization	1,264,562	1,551,844
Non cash interest	438,151	46,552
Changes in assets and liabilities:
Accounts receivable	(3,592,063)	700,506
Due from Mullen Technologies, Inc.	(1,559,961)	-
Prepaid expenses and other assets	(58,402)	(287,386)
Accounts payable and accrued expenses	896,151	(538,178)
Net cash used in operating activities	(1,192,971)	(315,286)

Cash flows from investing activities:
Client acquisition costs	(333,050)	(359,350)
Purchase of equipment and changes in other assets	(53,588)	(35,666)
Net cash used in investing activities	(386,638)	(395,016)

Cash flows from financing activities:
Proceeds from SBA Loans	-	651,392
Proceeds from indebtedness	2,287,339	174,314
Repayment of indebtedness	(994,959)	-
Lease liability	(68,253)	(64,868)
Related party advances	2,295	159,432
Net cash provided by financing activities	1,226,422	920,270

Effect of exchange rate changes on cash	(61,767)	14,589
Net (decrease) increase in cash and restricted cash	(414,954)	224,557

Cash and restricted cash at beginning of period	5,322,011	1,116,255
Cash and restricted cash at end of period	$4,907,057	$1,340,812

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$281,441	$336,120
Taxes	$205,200	$-
Non Cash activities:
Shares issued for redemption of indebtedness	$1,999,980	$-

See Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NET ELEMENT, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying June 30, 2021 interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

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

NOTE 3. LIQUIDITY AND GOING CONCERN CONSIDERATIONS

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had net income attributable to common stockholders of approximately $1.6 million for the six months ended June 30, 2021 and a net loss attributable to common stockholders of approximately $5.9 million for the year ended December 31, 2020 and have an accumulated deficit of approximately $183,123,628 and a positive working capital of approximately $2.9 million at June 30, 2021. A significant portion of this positive working capital at June 30, 2021 relates to amounts due from Mullen Technologies which remains unpaid (See Note 5 - Due from Mullen).

The COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, promotion of social distancing measures, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders.  More recently, many news agencies have reported the spread of new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains. The spread of these new strains are causing some government authorities to reimplement the aforementioned measures, and some businesses to implement their own restrictions, to try to reduce the spread of COVID-19 that had become less prevalent.

The COVID-19 pandemic and these measures have significantly impacted, and may continue to impact, the restaurant and hospitality industries. As a result, the Company’s revenues, which are largely tied to processing volumes in these verticals, were materially impacted during 2020. Since the quarter ended December 31, 2020, the Company has seen a significant recovery in its end-to-end payment volumes as some merchants began resuming their normal operations. However, while end-to-end volumes for the three and six months ended June 30, 2021 have exceeded those for the respective three and six months ended June 30, 2020, the ultimate impact that the COVID-19 pandemic and, in particular, the highly contagious Delta variant, will have on the Company’s consolidated results of operations in future periods remains uncertain and will depend on future developments, which are continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and the Delta variant, its severity, the emergence and severity of other variants, the availability and the efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them, other protective actions taken to contain the virus or treat its impact, such as restrictions on indoor dining, travel and transportation, and how quickly and to what extent normal economic and operating conditions will continue. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations, and liquidity.

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to the unprecedented and rapid spread of COVID-19 and its variants, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements.  Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. Accordingly, the Company has entered into a merger agreement in connection with the contemplated merger with Mullen Automotive (as defined below) and certain related transactions, including a divestiture of the Company’s existing business operations. See below and Note 14 – Subsequent Events for additional information. There can be no assurance, at this time, regarding the eventual outcome of our planned strategic alternatives, including such merger and the related transactions.

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

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement. Included in other accrued expenses at June 30, 2021 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued. Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Loan and Security Agreement (“Credit Facility”) with RBL.

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

On July 9, 2021, the Company entered into a new Master Exchange Agreement with ESOUSA.  See Note 14 - Subsequent Events for additional information.

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

On May 14, 2021, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Prior Restated Merger Agreement”) with Mullen, Merger Sub and Mullen Automotive, Inc. (“Mullen Automotive”), a California corporation and a wholly-owned subsidiary of Mullen, which amended, restated and replaced in its entirety the Original Merger Agreement.  On July 20, 2021, the parties entered into a Second Amended and Restated Agreement and Plan of Merger (the “Restated Merger Agreement”), which amended, restated and replaced in its entirety the Prior Restated Merger Agreement. Pursuant to, and on the terms and subject to the conditions of, the Restated Merger Agreement, Merger Sub will be merged with and into Mullen Automotive (the “Merger”), with Mullen Automotive continuing as the surviving corporation in the Merger (See Note 14 - Subsequent Events).

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

The consummation of the Merger is subject to (i) the Merger and the shares of Company common stock to be issued in connection with the Merger and other transactions contemplated by the Restated Merger Agreement being approved and authorized for the listing on Nasdaq and (ii) the Company’s and its subsidiaries aggregate cash and cash equivalents plus amounts lent by the Company to Mullen Automotive pursuant to the Restated Merger Agreement less accounts payable and debt (exclusive of unfunded warrant proceeds) is $10,000,000 less legal fees as set forth in the Restated Merger Agreement, the Late Fees (as defined below), $500,000 previously lent by the Company to Mullen pursuant to the Mullen Note (as defined below) together with all accrued interested thereon (the “Net Cash Position”). The parties to the Restated Merger Agreement intend that the Company will effect a private placement of the Company common stock prior to the Merger Effective Time (the “Private Placement”) in order to raise sufficient capital for the Net Cash Position.

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

The Company and Mullen Automotive may agree that the Company may raise additional capital beyond the Net Cash Position. In such event, Mullen Automotive and its pre-Merger shareholders shall solely absorb all of the dilution from such additional capital raise beyond the Net Cash Position for purposes of allocating ownership between the Company pre-Merger stockholders, on the one hand, and all other parties, on the other hand.

The parties to the Restated Merger Agreement intend that, prior to the Merger effective time but, subject to and after the Company’s stockholders’ approval, the Company will divest itself of its existing business operations to another party, and will cause such party to assume all liabilities of the Company directly related to its operations of its existing business immediately prior to the closing of such divestiture (the “Divestiture”).   On July 20, 2021, the Company entered into a divestiture agreement (the “Divestiture Agreement”) with RBL relating to the contemplated Divestiture.  See Note 14 - Subsequent Events for additional information.

As was contemplated by the Original Merger Agreement, on August 11, 2020, the Company as lender, entered into an unsecured Promissory Note, dated August 11, 2020 (the “Mullen Note”), with Mullen. Pursuant to the Mullen Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the merger agreement is terminated for any reason by any party thereto and (ii) the Merger effective time.

In addition, pursuant to the Original Merger Agreement, the Company, Mullen and Merger Sub agreed that, if the registration statement on Form S-4 (with the merger proxy statement included as part of the prospectus) was not filed with the Commission on or prior to January 15, 2021, then Mullen would pay the Company an agreed sum of $13,333 per day (the “Late Fee”) until the such registration statement (with the merger proxy statement included as part of the prospectus) is filed with the Commission. All accumulated Late Fees will be due and payable by Mullen on the 5th day of each calendar month commencing February 5, 2021 and on the 5th day of each month thereafter until the above-refenced filing has occurred. An initial Form S-4 registration statement was filed on May 14, 2021. The parties to the Restated Merger Agreement agreed that Mullen Automotive will pay the Late Fee as set forth in the Original Merger Agreement. At June 30, 2021, the Company is owed approximately $1.5 million from Mullen in connection with Late Fees, which remains unpaid.

Prior to the effective time of the Merger, (i) Mullen is contemplating to assign and transfer to Mullen Automotive all of its electric vehicle business related assets, business and operations, and Mullen Automotive is contemplating assuming certain debt and liabilities of Mullen and (ii) Mullen is contemplating a spin off, via share dividend, of all of the capital stock of Mullen Automotive to the stockholders of Mullen as of the effective date of such spin off. After such spin off and immediately prior to the effective time of the Merger, the capital structure (including its issued and outstanding common and preferred stock) of Mullen Automotive shall mirror the capital structure of Mullen.

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

Cash

We maintain our U.S. dollar-denominated cash in several non-interest bearing bank deposit accounts. All U.S. non-interest bearing transaction accounts are insured up to a maximum of $250,000 at FDIC insured institutions. The bank balances exceeded FDIC limits by approximately $2.9  million and $3.7 million at June 30, 2021 and December 31, 2020, respectively. We maintained approximately $10,000 and $43,000 in uninsured bank accounts in Russia and the Cayman Islands at June 30, 2021 and December 31, 2020, respectively.

Restricted Cash

Restricted cash represents funds held-on-deposit with processing banks pursuant to agreements to cover potential merchant losses. It is presented as other long-term assets on the accompanying consolidated balance sheets since the related agreements extend beyond the next twelve months. Following the adoption of  Accounting Standards Update ("ASU") 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), the Company includes restricted cash along with the cash balance for presentation in the consolidated statements of cash flows. The reconciliation between the consolidated balance sheet and the consolidated statement of cash flows is as follows:

	June 30, 2021	December 31, 2020
Cash on consolidated balance sheet	$3,926,150	$4,541,013
Restricted cash	980,907	780,998
Total cash and restricted cash	$4,907,057	$5,322,011

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

Intangible Assets

Intangible assets acquired, either individually or with a group of other assets (but not those acquired in a business combination), are initially recognized and measured based on fair value. Goodwill acquired in business combinations is initially computed as the amount paid in excess of the fair value of the net assets acquired. We did not acquire any businesses during the year ended December 31, 2020 or the six months ended June 30, 2021.

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

Management evaluates the remaining useful lives and carrying values of long-lived assets, including definite lived intangible assets, at least annually, or when events and circumstances warrant such a review, to determine whether significant events or changes in circumstances indicate that a change in the useful life or impairment in value may have occurred. There were no impairment charges during the six months ended June 30, 2021 and 2020.

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

We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of its reporting units, sustained decrease in its share price, and other relevant entity specific events. If management determines on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying value, then we perform a quantitative test for that reporting unit. The fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. Subsequent to the adoption on January 1, 2017 of ASU 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, if the fair value of a reporting unit is less than its carrying value, we recognize an impairment equal to the excess carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.

We did not recognize any impairment charge to goodwill during the six months ended June 30, 2021 and 2020.

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

Fair Value Measurements

Our financial instruments consist primarily of cash, accounts receivables, accounts payables, and a note payable. The carrying values of these financial instruments are considered to be representative of their fair values due to the short-term nature of these instruments. The carrying amount of notes payable of approximately $8.9 million and $9.9 million at June 30, 2021 and December 31, 2020, respectively, approximates fair value because current borrowing rates do not materially differ from market rates for similar bank borrowings. The notes payable are classified as a Level 2 item within the fair value hierarchy.

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

Leases

Effective January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) which supersedes the lease accounting requirements in Accounting Standards Codification (ASC) 840, Leases (Topic 840). Please refer to Recent Accounting Pronouncements below for additional information on the adoption of Topic 842 and the impact upon adoption to the Company’s consolidated financial statements.

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

We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized and recorded as necessary in the provision for income taxes. The open United States tax years subject to examination with respect to our operations are 2017, 2018, 2019 and 2020.

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

NOTE 5. DUE FROM MULLEN

As contemplated by the Original Merger Agreement referred to in Note 3, on August 11, 2020, our Company as lender, borrowed an additional $500,000 from RBL and entered into an unsecured Promissory Note, dated August 11, 2020 (the “Mullen Note”), with Mullen. Pursuant to the Mullen Note, Mullen borrowed $500,000 from the Company. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the merger agreement is terminated for any reason by any party thereto and (ii) the Merger effective time.

At June 30, 2021, the Company is also owed approximately $1.5 million from Mullen in connection with Late Fees, pursuant to the Original Merger Agreement with Mullen.

NOTE 6. INTANGIBLE ASSETS

The Company had approximately $2.8 million and $3.6 million in intangible assets, net of amortization, at June 30, 2021 and December 31, 2020, respectively. Shown below are the details of the components that represent these balances.

Intangible assets consisted of the following as of June 30, 2021

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,378,248	$(2,367,723)	$14,406	3 years - straight-line
Portfolios and Client Lists	7,739,665	(7,151,144)	588,521	4 years - straight-line
Client Acquisition Costs	9,149,668	(6,950,968)	2,198,699	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$20,857,976	$(18,060,231)	$2,801,626

Intangible assets consisted of the following as of December 31, 2020

	Cost	Accumulated Amortization	Carrying Value	Amortization Life and Method

IP Software	$2,378,248	$(2,321,843)	$40,185	3 years - straight-line
Portfolios and Client Lists	7,714,665	(6,776,317)	938,348	4 years - straight-line
Client Acquisition Costs	8,841,617	(6,224,824)	2,616,794	4 years - straight-line
PCI Certification	449,000	(449,000)	-	3 years - straight-line
Trademarks	703,586	(703,586)	-	3 years - straight-line
Domain Names	437,810	(437,810)	-	3 years - straight-line
Total	$20,524,925	$(16,913,379)	$3,595,326

Amortization expense for the intangible assets was approximately $452,000 and $679,000 for the three months ended June 30, 2021 and 2020, respectively.  Amortization expense for the six months ended June 30, 2021 and 2020 was approximately $1.1 million and $1.4 million, respectively.

The following table presents the estimated aggregate future amortization expense of intangible assets:

2021 (remainder of year)	$336,867
2022	673,735
2023	673,735
2024	671,334
2025	445,955
Balance June 30, 2021	$2,801,626

NOTE 7. ACCRUED EXPENSES

At June 30, 2021 and December 31, 2020, accrued expenses amounted to approximately $3.1 million and $4.6 million, respectively. Accrued expenses represent expenses that are owed at the end of the period or are estimates of services provided that have not been billed by the provider or vendor. The following table reflects the balances outstanding as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Accrued professional fees	$220,140	$268,435
PayOnline accrual	-	61,719
Accrued interest	759,945	409,525
Accrued bonus	1,864,304	1,690,556
Accrued foreign taxes	(11,475)	(12,336)
Other accrued expenses	249,783	2,186,197
Total accrued expenses	$3,082,697	$4,604,097

Included in accrued bonus are non-discretionary compensation due to our Chairman and CEO, which was approximately $1.5 million and $1.3 million at June 30, 2021 and December 31, 2020, respectively, and approximately $410,000 and $386,000 at June 30, 2021 and December 31, 2020, respectively, for discretionary performance bonuses due to certain employees.

Included in other accrued expenses at December 31, 2020 is approximately $2.0 million which was due to ESOUSA for the sixth tranche received on December 30, 2020, which was subsequently paid by the issuance of 200,000 shares of common stock in January of 2021 pursuant to the ESOUSA Agreement.

NOTE 8. NOTES PAYABLE

Notes payable consist of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
RBL Capital Group, LLC	$8,949,199	$9,431,157
SBA Loan - EIDL	159,899	159,899
SBA Loan - PPP	-	491,493
Subtotal	9,109,098	10,082,549
Less: deferred loan costs	(160,469)	(138,944)
Subtotal	8,948,629	9,943,605
Less: current portion	(520,397)	(1,330,018)
Long term debt	$8,428,232	$8,613,587

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

On December 19, 2019, in connection with an addendum to those certain term notes made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, we received funding of $1,000,000 and new terms were negotiated for the total outstanding notes payable amount of $9,431,157. This total loan amount bears interest at 14.19%. On January 20, 2020, we were required to make one (1) payment of interest only for $117,329, followed by five (5) payments of interest only in the amount of $111,523. Effective July 20, 2020, we were required to make forty-eight (48) monthly payments, which includes principal and interest for $258,620, until March 20, 2024 the date this term note was to mature.

On June 20, 2020, in connection with those certain term notes made by TOT Group, Inc.in favor of RBL, the Credit Facility referred to above, the Company executed two (2) promissory term notes, totaling $9,431,157, which replaces all previous outstanding term notes with RBL.The first term note is for $4,431,157 and bears interest at 14.19%. On December 20, 2021, we are required to make one (1) payment of interest only for $67,746, followed by eight (8) payments of interest only for the same amount, followed by a balloon payment for any outstanding principal and accrued interest of approximately $5,540,128. The second  term note is for $5,000,000 and bears interest at 14.19%. On June 20, 2020, we are required to make one (1) payment of interest only for $59,125 followed by six (6) payments of interest only for the same amount. Starting on January 20,2021, the Company shall make twenty (20) equal monthly payments of principal and interest of $137,109, followed by one (1) payment of principal and interest for approximately $3,290,475. In connection with these term notes, the Company agreed to pay a financing fee of $894,311. Such financing fee will be due and payable as follows; $25,000 on February 20, 2021; $25,000 on June 20, 2021; $94,311 on August 20, 2022; and $750,000 on September 20, 2022. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the notes. The Company shall not have any right to prepay this loan except as expressly provided in the RBL Loan Agreement. The Company waives demand, presentment for payment, protest, notice of protest and notice of nonpayment or dishonor of the notes. The Company shall not have any right to prepay this loan except as expressly provided in the RBL Loan Agreement.

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

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  Included in other accrued expenses at June 30, 2021 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Credit Facility.

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

On July 9, 2021, the Company entered into a new Master Exchange Agreement with ESOUSA.  See Note 14 - Subsequent Events for additional information.

SBA Loans

On May 7, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,493 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP Note was to mature on May 7, 2022 and bore interest at a rate of 1% per annum. Beginning December 7, 2020, the Company was required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company could apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness was based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. On May 9, 2021, our Company was informed by the Small Business Administration that the loan forgiveness application was approved. The Company reversed the amount due and reflected it as a gain on extinguishment of debt during the three months ended June 30, 2021.

On May 18, 2020, the Company entered into a promissory note (the "EIDL Note") in the amount of $159,899 made to the Company by the U.S. Small Business Administration under the Economic Injury Disaster Loan program. Monthly installment payments on the EIDL Note will begin twelve months from the date of the EIDL Note, with the balance of any accrued principal and interest at 3.75% annually, payable thirty years from the date of the EIDL Note.

Scheduled notes payable principal repayment at June 30, 2021 is as follows:

2021 (remainder of year)	$520,397
2022	8,437,531
2023	5,514
2024	5,514
thereafter	140,142

Balance June 30, 2021	$9,109,098

NOTE 9. CONCENTRATIONS

Our credit card processing revenues are from merchant customer transactions, which were processed primarily by two third-party processors (greater than 5%) and our own dedicated bank identification number ("BIN")/Interbank Card Association ("ICA") number during the three and six months ended June 30, 2021 and 2020.

During the six months ended June 30, 2021, we processed 18% of our total revenue with Priority Payment Systems, 71% from our own dedicated BIN/ICA with Esquire Bank, and 7% with First Data Corp. During the six months ended June 30, 2020, we processed 33% of our total revenue with Priority Payment Systems, 46% from our own dedicated BIN/ICA with Esquire Bank, and 10% from First Data Corp.

During the three months ended June 30, 2021, we processed 16% of our total revenue with Priority Payment Systems, 73% from our own dedicated BIN/ICA with Esquire Bank, and 6% with First Data Corp. During the three months ended June 30, 2020, we processed 27% of our total revenue with Priority Payment Systems, 50% from our own dedicated BIN/ICA with Esquire Bank, and 10% from First Data Corp.

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

Minimum Billing Processing Fees Commitment

We have non-exclusive agreements with two of our processors to provide services related to processing. The agreements require us to submit a minimum number of  billable processing fees. If we submit an amount that is lower than the minimum, we are required to pay to each processor the fees it would have received if we had submitted the required minimum number of billable processing fees. As of June 30, 2021, the aggregate minimum monthly processing fees for these processors amounts to approximately $150,000 per month.

Leases

North American Transaction Solutions

During May 2013, we entered into a lease agreement, for approximately 4,101 square feet of office space located at 3363 N.E. 163rd Street, Suites 705 through 707, North Miami Beach, Florida 33160. The term of the lease agreement was from May 1, 2013 through December 31, 2016, with monthly rent increasing from $16,800 per month at inception to $19,448 per month (or $233,377 per year) for the period from January 1, 2016 through December 31, 2016. The lease was extended for a period of five years commencing August 1, 2017 and expiring July 31, 2022 with equal monthly base rent installments of $14,354 ($172,248 per year) plus sales tax. In September 2020, we entered into an agreement with the Landlord modifying this existing lease. In consideration of payment to Landlord of the sum of $65,600, the Company surrendered all existing premises occupied by it and entered into a new 4 year lease for a smaller premises at Unit #707 in the same building for a monthly rent of $2,954. There was a $65,600 payment made as follows: (1) $22,700 due upon the execution of the Modification of Lease Agreement; (2) $20,100 due on or before December 31, 2020; and (3) $22,800 due on or before March 31, 2021. Except as previously mentioned, all other terms and conditions of the initial lease agreement continues to remain in effect.

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

International Transaction Solutions

The Company occupies an office in Moscow, Russia with approximately 1600 square feet at an annual rent of $50,900, which lease expired on February 10, 2021. This lease was renewed for one year.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or move to new facilities on acceptable terms.

The following table presents a reconciliation of the undiscounted future minimum lease payments, under the lease for the premises we occupy for our North American Transaction Solutions segment's U.S. headquarters, to the amounts reported as operating lease liabilities on the consolidated balance sheet as of June 30, 2021:

Total
Undiscounted future minimum lease payments:
2021 (remainder of year)	$114,928
2022	230,660
2023	231,764
2024	222,926
2025	129,250
Total	$929,528
Amount representing imputed interest	(196,187)
Total operating lease liability	733,341
Current portion of operating lease liability	(72,720)
Operating Lease Liability, non-current	$660,621

As of June 30, 2021
Remaining term on Leases	3.75
Incremental borrowing rate	12%

As of June 30, 2021, the future minimum lease payments under other operating leases, not subject to Topic 842, are approximately $58,000 for the remainder of the year.

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

Litigation relating to the proposed merger with Mullen Technologies.

A.	The following lawsuits have been filed against Net Element and current and former members of its board of directors in connection with the proposed Merger with Mullen:

·Raquel Ruby v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, and Todd Raarup, filed on June 11, 2021 in the United States District Court for the Southern District of New York;

·Thomas Farley v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, and Todd Raarup, filed on June 8, 2021 in the United States District Court for the Eastern District of New York;

·Michael Gatto v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, Todd Raarup, Mullen Automotive, Inc., Mullen Technologies, Inc., and Mullen Acquisition, Inc., filed on June 3, 2021 in the United States District Court of Delaware; and

·Atish Shinde v. Net Element, Inc., Oleg Firer, Howard Ash, Jon Najarian, Todd Raarup, Mullen Technologies, Inc. and Mullen Acquisition, Inc., filed on May 28, 2021 in the United States District Court for the Southern District of New York;

                 Each of the above complaints allege that the initial Form S-4 registration statement filed on May 14, 2021 (the "Form S-4"), which was subject to completion, contained materially false and misleading statements or material misrepresentations or omissions regarding the Merger, the process for entering into the                             Merger Agreement and the associated transactions. Ruby seeks to enjoin the defendants from proceeding with the Merger, direct the defendants to amend the Form S- 4 to correct the alleged deficiencies, direct the defendants to account for all damages sustained, and reasonable fees and expenses. Farley seeks to                           enjoin the Merger, or, in the event it’s consummated, rescind the Merger and set it aside or award rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and fees and expenses. Gatto seeks to enjoin the Merger, or, if the Merger is consummated,                       rescind the Merger and set it aside or award rescissory damages, a direction to the defendants to amend the Form S-4 to correct any alleged deficiencies, a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act and Rule 14a-9, and costs and expenses. Finally, Shinde seeks to enjoin                     the Merger, or, in the event the Merger is consummated, rescind the Merger and set it aside or award rescissory damages, declare that the Merger Agreement was entered into in breach of the fiduciary duties of the board of directors of Net Element, direct the board of directors for Net Element to exercise their                               fiduciary duties to commence a sales process, direct the board of directors for Net Element to account for damages, an amendment to the Form S-4 and fees and expenses.

      These suits were filed prior to the Company’s filing of Amendment No. 1 to Form S-4 on July 22, 2021 and prior to the Form S-4 being declared effective by the Commission as of July 26, 2021.  The Company has engaged outside counsel to represent its interests in these cases

B.  -Shawn Strickland v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, and Todd Raarup, filed on August 10, 2021 in the United States District Court for Delaware.

-Matthew Whitfield v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, Todd Raarup, filed on August 13, 2021 in the United States District Court for the Eastern District of Pennsylvania, and

-Robert Wilhelm v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, Todd Raarup, filed on August 13, 2021 in the United States District Court for the Southern District of New York.

                  Each of the above complaints allege that the proxy statement and/or prospectus filed on July 27, 2021 omits or misrepresents material information essential to the vote on the Merger. The complaints seek to enjoin the Merger unless, in the Strickland and Wilhelm cases, the alleged missing material information is                          distributed to shareholders or, in the event the Merger is consummated, rescind the Merger and set it aside or award rescissory damages, a declaration that the defendants violated Sections 14(a) and/or 20(a) of the Exchange Act, as well as SEC Rule 14a-9, and fees and expenses. Whitfield also seeks an order for the                      defendants to disseminate a 424B3 that does not contain any untrue statements of material facts and that states all material facts required in it or necessary to make the statements contained therein not misleading. The Company has engaged outside counsel to represent its interests in these cases.

C.   On June 8, 2021 the Company received a demand from Attorneys representing a shareholder, Len Gordon, requesting to inspect certain of the Company's books and records pursuant to 8 Del. C. 8220. The Company has engaged outside counsel to represent its interests in this matter.

NOTE 11. RELATED PARTY TRANSACTIONS

During each of the six months ended June 30, 2021 and 2020, agent commissions resulting from merchant processing of approximately $18,000 were paid to Prime Portfolios, LLC, an entity owned by Oleg Firer, our Chairman and CEO, and Steven Wolberg, our Chief Legal Officer. In addition, key members of management owned companies received similar commissions and/or reimbursement for equipment purchased on the Company’s behalf, which amounted to approximately $782,000 and $186,000 for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021 and December 31, 2020, we had accrued expenses of approximately $209,000 and $122,000, respectively, which consisted primarily of various travel, professional fees, and other expenses paid and charged for by our CEO on his personal credit cards. This is reflected as due to related party on the accompanying consolidated balance sheets.

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

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement.  Included in other accrued expenses at June 30, 2021 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued.  Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Credit Facility.

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

On July 9, 2021, the Company entered into a new Master Exchange Agreement with ESOUSA. See Note 14 - Subsequent Events for additional information.

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

The following table represents the change in our stockholders' equity for the three and six months ended June 30, 2021 and 2020:

	Three and Six Months Ended June 30, 2020
	Common Stock		Paid in	Accumulated Other	Non-controlling	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Loss	interest	Deficit	Stockholder's Equity
Balance December 31, 2019	4,111,082	$410.66	$185,297,069	$(2,274,187)	$(231,999)	$(178,750,634)	$4,040,660
Share based compensation	14,672	1.47	45,896	-	-	-	45,897
Expenses paid in connection with ESOUSA transaction	-	-	(5,000)	-	-	-	(5,000)
Net income (loss)	-	-	-	-	(11,228)	(1,366,798)	(1,378,026)
Comprehensive income - foreign currency translation	-	-	-	130,813	-	-	130,813
Balance March 31, 2020	4,125,754	$412.13	$185,337,965	$(2,143,374)	$(243,227)	$(180,117,432)	$2,834,345
Share based compensation	4,054	0.41	7,500	-	-	-	7,500
ESOUSA transaction	65,862	6.59	151,475	-	-	-	151,482
Net loss	-	-	-	-	(13,724)	(324,690)	(338,414)
Comprehensive income - foreign currency translation	-	-	-	(65,990)			(65,990)
Balance June 30, 2020	4,195,670	$419.13	$185,496,940	$(2,209,364)	$(256,951)	$(180,442,122)	$2,588,923

	Three and Six Months Ended June 30, 2021
	Common Stock		Paid in	Accumulated Other	Non-controlling	Accumulated	Total
	Shares	Amount	Capital	Comprehensive Loss	interest	Deficit	Stockholder's Equity
Balance December 31, 2020	4,997,349	$499.28	$189,700,103	$(2,259,410)	$(267,053)	$(184,692,067)	$2,482,072
Share based compensation	807	0.08	11,258	-	-	-	11,258
ESOUSA transaction	200,000	20.00	1,999,980	-	-	-	2,000,000
Net income (loss)	-	-	-	-	(14,140)	304,562	290,422
Comprehensive loss - foreign currency translation	-	-	-	18,583	-	-	18,583
Balance March 31, 2021	5,198,156	$519.37	$191,711,341	$(2,240,827)	$(281,193)	$(184,387,504)	$4,802,335
Share based compensation	1,029	0.10	11,237				11,237
Net loss					(12,764)	1,263,876	1,251,111
Comprehensive loss - foreign currency translation				93,601			93,601
Balance June 30, 2021	5,199,185	$519.47	$191,722,577	$(2,147,227)	$(293,957)	$(183,123,628)	$6,158,284

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

The maximum aggregate number of shares of common stock available for award under the 2013 Plan at June 30, 2021 and December 31, 2020 was 208,664 and 210,500, respectively. The 2013 Plan is administered by the compensation committee.

2013 Equity Incentive Plan - Shares and Stock Options

During the three months ended June 30, 2021 and 2020, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of $11,237 and $7,500, respectively.

During the six months ended June 30, 2021 and 2020, we issued common stock pursuant to the 2013 Plan to the members of our Board of Directors and recorded a compensation charge of approximately $22,494 and $15,000, respectively.

At June 30, 2021 and December 31, 2020 we had 200,648 incentive stock options outstanding, with a weighted average exercise price of  $10.73 at June 30, 2021 and  December 31, 2020 and a weighted average remaining contract term of 6.58 years at June 30, 2021 and 7.07 years at December 31, 2020. All of the stock options were anti-dilutive at December 31, 2020.

NOTE 13. WARRANTS AND OPTIONS

Options

At June 30, 2021 and December 31, 2020, we had fully vested options outstanding to purchase 200,648, respectively, of shares of common stock at exercise prices ranging from $6.29 to $134.00 per share.

Due to the high level of volatility in the stock price of our common stock, our management determined the grant date fair value of the options using the then quoted stock price at the grant date.

Warrants

At June 30, 2021 and December 31, 2020, we had warrants outstanding to purchase 404,676 shares of common stock. At June 30, 2021 the warrants had a weighted average exercise price of $11.12 per share purchased and a weighted average remaining contractual term of 1.50 years. At December 31, 2020, the warrants had a weighted average exercise price of $6.18 per share purchased and a weighted average remaining contractual term of 3.00 years.

Non-Incentive Plan Options

At June 30, 2021 and December 31, 2020, we had 46,643 non-incentive options outstanding with a weighted-average exercise price of $21.46. These non-incentive options contract terms expired as of   June 30, 2021. These options were out of the money at   December 31, 2020 and had no intrinsic value.

NOTE 14. SUBSEQUENT EVENTS

ESOUSA Master Exchange Agreement

On July 9, 2021, the Company entered into a new Master Exchange Agreement, (the “New ESOUSA Agreement”) with ESOUSA. Prior to entering into the New ESOUSA Agreement, ESOUSA agreed to acquire the existing promissory notes that had been previously issued by the Company, of up to $15,000,000 in principal amount outstanding plus interest due to RBL. Pursuant to the New ESOUSA Agreement, the Company has the right, at any time prior to July 8, 2022, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange such promissory notes in tranches on the dates when the Company instructs ESOUSA, for such number of shares of Common Stock as determined under the New ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such exchange amount from RBL. Each such tranche to be $100,000 unless otherwise agreed to in writing by the Company and ESOUSA.

Mullen Second Amended and Restated Agreement and Plan of Merger

On July 20, 2021, the Company entered into a Second Amended and Restated Agreement and Plan of Merger (the “Restated Merger Agreement”) with Mullen, Merger Sub and Mullen Automotive, which amended, restated and replaced in its entirety the Prior Restated Merger Agreement. The Restated Merger Agreement, among other things, (i) clarified that Mullen is contemplating to assign and transfer to Mullen Automotive all of its electric vehicle business related assets, business and operations, and Mullen Automotive is contemplating assuming certain debt and liabilities of Mullen, prior to the effective time of the Merger and (ii) updated certain schedules contained in the Restated Merger Agreement.

RBL Divestiture Agreement

On July 20, 2021, the Company entered into the Divestiture Agreement with RBL. Pursuant to the Divestiture Agreement, the Company agreed, subject to the satisfaction of the conditions precedent set forth in the Divestiture Agreement, including the Company’s stockholders’ requisite approval of and the consummation of the Merger and a release of any and all claims and liabilities of the Company and its affiliates with respect to the RBL Loan Agreement, to divest itself of its existing business operations to RBL by a transfer by the Company to RBL of 100% of shares of capital stock of TOT Group, Inc. (“TOT”), a whole-owned subsidiary of the Company, causing RBL to assume TOT’s and the Company’s liabilities directly related to operations of its existing business immediately prior to the closing of such divestiture, in full satisfaction of the outstanding loan balance owed to RBL by the Company and its subsidiaries.  As a part of the Divestiture, RBL has agreed not to accelerate payment under the RBL Loan Agreement and, upon closing of the Divestiture, to release the Company and its affiliates from all of the obligations under the RBL Loan Agreement.

The Divestiture is contingent upon and subject to the Company’s stockholders’ requisite approval of the Divestiture. If the Company’s stockholders’ requisite approval of the Divestiture is obtained and if the Merger is consummated, the Divestiture will occur immediately prior to the consummation of the Merger.

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

This Report and other written or oral statements made from time to time by us may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can sometimes identify forward looking-statements by our use of the words “believes,” “anticipates,” “expects,” “intends,” “plans,” “forecast,” “guidance” and similar expressions. Some of the statements we use in this report contain forward-looking statements concerning our business operations, economic performance and financial condition, including in particular: our business strategy and means to implement the strategy; measures of future results of operations, such as revenue, expenses, operating margins, and earnings per share; other operating metrics such as shares outstanding and capital expenditures; our success and timing in developing and introducing new products or services and expanding our business, including with respect to joint ventures; the successful integration of future acquisitions; our future responses to and any future impact of novel coronavirus COVID-19 ("COVID-19"); the new Delta variant; and the potential Merger between the Company and Mullen Automotive and the related transactions, including the Divestiture.

Although we believe that the plans and expectations reflected in or suggested by our forward-looking statements are reasonable, those statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, cannot be foreseen and reflect future business decisions that are subject to change. Accordingly, we cannot guarantee you that our plans and expectations will be achieved. Our actual results, including actual revenues, revenue growth rates and margins, other results of operations and shareholder values, could differ materially from those anticipated in our forward-looking statements as a result of known and unknown factors, many of which are beyond our ability to predict or control. These factors include, but are not limited to, those set forth in Part II, Item 1A - Risk Factors of this Report and in our Annual Report, those set forth elsewhere in this report and those set forth in our press releases, reports and other filings made with the SEC, including under “Cautionary Note Regarding Forward-looking Statements” in the Company’s Current Report on Form 8-K filed on July 21, 2021, as amended.  In particular, these statements also depend on the duration, severity, and evolution of the COVID-19 pandemic and related risks, the surge in the new Delta variant, and its effect on our business, financial condition, results of operations and cash flows.

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

Recent Developments

The COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, promotion of social distancing measures, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders.  More recently, many news agencies have reported the spread of new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains. The spread of these new strains are causing some government authorities to reimplement the aforementioned measures, and some businesses to implement their own restrictions, to try to reduce the spread of COVID-19 that had become less prevalent.

The COVID-19 pandemic and these measures have significantly impacted, and may continue to impact, the restaurant and hospitality industries. As a result, the Company’s revenues, which are largely tied to processing volumes in these verticals, were materially impacted during 2020. Since the quarter ended December 31, 2020, the Company has seen a significant recovery in its end-to-end payment volumes as some merchants began resuming their normal operations. However, while end-to-end volumes for the three and six months ended June 30, 2021 have exceeded those for the respective three and six months ended June 30, 2020, the ultimate impact that the COVID-19 pandemic and, in particular, the highly contagious Delta variant, will have on the Company’s consolidated results of operations in future periods remains uncertain and will depend on future developments, which are continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and the Delta variant, its severity, the emergence and severity of other variants, the availability and the efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them, other protective actions taken to contain the virus or treat its impact, such as restrictions on indoor dining, travel and transportation, and how quickly and to what extent normal economic and operating conditions will continue. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations, and liquidity.  Accordingly, the Company’s current results and financial condition discussed herein may not be indicative of future operating results and trends.

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to the unprecedented and rapid spread of COVID-19 and its variants, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements.  Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. Accordingly, the Company has entered into a merger agreement in connection with the contemplated merger with Mullen Automotive and certain related transactions, including a divestiture of the Company’s existing business operations. See “—Recent Developments—Mullen Merger and Related Transactions” for additional information. There can be no assurance, at this time, regarding the eventual outcome of our planned strategic alternatives, including the Merger and the related transactions.

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

On July 9, 2021, the Company entered into a new Master Exchange Agreement with ESOUSA.  See Note 14 - Subsequent Events in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report for additional information.

On May 7, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,493 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP Note was to mature on May 7, 2022 and bore interest at a rate of 1% per annum. Beginning December 7, 2020, the Company was required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company could apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness was based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. On May 9, 2021, our Company was informed by the Small Business Administration that the loan forgiveness application was approved. The Company reversed the amount due and reflected it as a gain on extinguishment of debt during the three months ended June 30, 2021.

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

On May 14, 2021, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Prior Restated Merger Agreement”) with Mullen, Merger Sub and Mullen Automotive, Inc. (“Mullen Automotive”), a California corporation and a wholly-owned subsidiary of Mullen, which amended, restated and replaced in its entirety the Original Merger Agreement.  On July 20, 2021, the parties entered into a Second Amended and Restated Agreement and Plan of Merger (the “Restated Merger Agreement”), which amended, restated and replaced in its entirety the Prior Restated Merger Agreement. Pursuant to, and on the terms and subject to the conditions of, the Restated Merger Agreement, Merger Sub will be merged with and into Mullen Automotive (the “Merger”), with Mullen Automotive continuing as the surviving corporation in the Merger (See Note 14 - Subsequent Events in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report).

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

The consummation of the Merger is subject to (i) the Merger and the shares of Company common stock to be issued in connection with the Merger and other transactions contemplated by the Restated Merger Agreement being approved and authorized for the listing on Nasdaq and (ii) the Company’s and its subsidiaries aggregate cash and cash equivalents plus amounts lent by the Company to Mullen Automotive pursuant to the Restated Merger Agreement less accounts payable and debt (exclusive of unfunded warrant proceeds) is $10,000,000 less legal fees as set forth in the Restated Merger Agreement, the Late Fees (as defined below), $500,000 previously lent by the Company to Mullen pursuant to the Mullen Note (as defined below) together with all accrued interested thereon (the “Net Cash Position”). The parties to the Restated Merger Agreement intend that the Company will effect a private placement of the Company common stock prior to the Merger Effective Time (the “Private Placement”) in order to raise sufficient capital for the Net Cash Position.

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

The Company and Mullen Automotive may agree that the Company may raise additional capital beyond the Net Cash Position. In such event, Mullen Automotive and its pre-Merger shareholders shall solely absorb all of the dilution from such additional capital raise beyond the Net Cash Position for purposes of allocating ownership between the Company pre-Merger stockholders, on the one hand, and all other parties, on the other hand.

The parties to the Restated Merger Agreement intend that, prior to the Merger effective time but, subject to and after the Company’s stockholders’ approval, the Company will divest itself of its existing business operations to another party, and will cause such party to assume all liabilities of the Company directly related to its operations of its existing business immediately prior to the closing of such divestiture (the “Divestiture”).   On July 20, 2021, the Company entered into a divestiture agreement (the “Divestiture Agreement”) with RBL relating to the contemplated Divestiture.  See Note 14 - Subsequent Events in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report for additional information.

As was contemplated by the Original Merger Agreement, on August 11, 2020, the Company as lender, entered into an unsecured Promissory Note, dated August 11, 2020 (the “Mullen Note”), with Mullen. Pursuant to the Mullen Note, Mullen borrowed from the Company $500,000. Prior to maturity of the loan, the principal amount of the loan will carry an interest rate of 14% per annum compounded monthly and payable upon demand. This loan will mature on the earlier of (i) the date that the merger agreement is terminated for any reason by any party thereto and (ii) the Merger effective time.

In addition, pursuant to the Original Merger Agreement, the Company, Mullen and Merger Sub agreed that, if the registration statement on Form S-4 (with the merger proxy statement included as part of the prospectus) was not filed with the Commission on or prior to January 15, 2021, then Mullen would pay the Company an agreed sum of $13,333 per day (the “Late Fee”) until the such registration statement (with the merger proxy statement included as part of the prospectus) is filed with the Commission. All accumulated Late Fees will be due and payable by Mullen on the 5th day of each calendar month commencing February 5, 2021 and on the 5th day of each month thereafter until the above-refenced filing has occurred. An initial Form S-4 registration statement was filed on May 14, 2021. The parties to the Restated Merger Agreement agreed that Mullen Automotive will pay the Late Fee as set forth in the Original Merger Agreement. At June 30, 2021, the Company is owed approximately $1.5 million from Mullen in connection with Late Fees, which remains unpaid.

Prior to the effective time of the Merger, (i) Mullen is contemplating to assign and transfer to Mullen Automotive all of its electric vehicle business related assets, business and operations, and Mullen Automotive is contemplating assuming certain debt and liabilities of Mullen and (ii) Mullen is contemplating a spin off, via share dividend, of all of the capital stock of Mullen Automotive to the stockholders of Mullen as of the effective date of such spin off. After such spin off and immediately prior to the effective time of the Merger, the capital structure (including its issued and outstanding common and preferred stock) of Mullen Automotive shall mirror the capital structure of Mullen.

Consummation of the Merger, the Divestiture, the Private Placement and the other transactions contemplated in the Restated Merger Agreement, is subject to customary conditions including, among others, the approval of the Company’s stockholders. There is no guarantee that the Merger, the Divestiture, the Private Placement or the other transactions contemplated in the Restated Merger Agreement will be completed. For additional information, see the Company’s Current Report on Form 8-K filed on July 21, 2021.

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

In most respects, the uncertainty surrounding the COVID-19 pandemic and the surge in the new Delta variant makes it difficult to be able to quantify or qualify the longer-term ramifications on our business and our merchants.  See “—Recent Developments” for additional information relating to the impact of the COVID-19 pandemic and the Delta variant.

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

Segment Summary Information

The following tables present financial information of the Company’s reportable segments at and for the three months ended June 30, 2021 and 2020. The “corporate and eliminations” column includes corporate expenses and intercompany eliminations for consolidated purposes.

Three months ended June 30, 2021	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$32,015,097	$1,276,838	$-	$33,291,935
Cost of revenues	28,561,909	1,020,689	-	29,582,598
Gross Margin	3,453,188	256,149	-	3,709,337
Gross margin %	11%	20%	-	11%
Selling, general and administrative	886,240	248,924	915,697	2,050,861
Non-cash compensation	-	-	11,237	11,237
Provision for bad debt	514,145	236	-	514,381
Depreciation and amortization	527,587	1,297	-	528,884
Interest expense	363,312	-	-	363,312
Gain on debt forgiveness	-	-	(441,492)	(441,492)
Late fees due from Mullen	-	-	(559,986)	(559,986)
Other (income) expense	(13,500)	4,529	-	(8,971)
Net income (loss) for segment	$1,175,404	$1,163	$74,544	$1,251,111
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	22,561,469	520,328	-	23,081,797
Total segment assets	$29,233,219	$1,529,765	$-	$30,762,984

Three months ended June 30, 2020	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$12,977,536	$741,073	$-	$13,718,609
Cost of revenues	11,016,028	520,759	-	11,536,787
Gross Margin	1,961,508	220,314	-	2,181,822
Gross margin %	15%	30%	-	16%
Selling, general and administrative	720,538	125,785	539,006	1,385,329
Non-cash compensation	-	-	7,500	7,500
Provision for bad debt	31,755	1,555	-	33,310
Depreciation and amortization	765,823	6,579	-	772,402
Interest expense	341,020	-	-	341,020
Other income	(17,846)	9,289	(10,768)	(19,325)
Net income (loss) for segment	$120,218	$77,106	$(535,738)	$(338,414)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	13,545,980	455,704	-	14,001,684
Total segment assets	$20,217,730	$1,465,140	$-	$21,682,870

Six months ended June 30, 2021	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$54,906,407	$2,170,875	$-	$57,077,282
Cost of revenues	48,685,056	1,683,987	-	50,369,043
Gross Margin	6,221,351	486,888	-	6,708,239
Gross margin %	11%	22%	-	12%
Selling, general and administrative	1,695,502	513,531	1,753,677	3,962,710
Non-cash compensation	-	-	22,494	22,494
Provision for bad debt	1,208,204	854	-	1,209,058
Depreciation and amortization	1,261,557	3,005	-	1,264,562
Interest expense	719,592	-	-	719,592
Gain on debt forgiveness	-	-	(441,492)	(441,492)
Late fees due from Mullen	-	-	(1,559,961)	(1,559,961)
Other (income) expense	(16,347)	2,536	3,550	(10,261)
Net loss for segment	$1,352,843	$(33,038)	$221,732	$1,541,537
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	22,561,469	520,328	-	23,081,797
Total segment assets	$29,233,219	$1,529,765	$-	$30,762,984

Six months ended June 30, 2020	North American Transaction Solutions	International Transaction Solutions	Corp Exp & Eliminations	Total
Net revenues	$28,131,616	$1,424,559	$-	$29,556,175
Cost of revenues	23,840,300	996,895	-	24,837,195
Gross Margin	4,291,316	427,664	-	4,718,980
Gross margin %	15%	30%	-	16%
Selling, general and administrative	1,590,103	536,760	1,574,358	3,701,221
Non-cash compensation	-	-	45,900	45,900
Provision for bad debt	475,018	1,070	-	476,088
Depreciation and amortization	1,537,065	14,779	-	1,551,844
Interest expense (income), net	689,433	-	-	689,433
Other expense (income)	(17,846)	(451)	(10,768)	(29,065)
Net income (loss) for segment	$17,543	$(124,494)	$(1,609,490)	$(1,716,441)
Goodwill	6,671,750	1,009,436	-	7,681,186
Other segment assets	13,545,980	455,704	-	14,001,684
Total segment assets	$20,217,730	$1,465,140	$-	$21,682,870

Results of Operations for the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

We reported a net income attributable to common stockholders of approximately $1.6 million or $0.26 per share income for the six months ended June 30, 2021 as compared to a net loss of approximately $1.7 million or $0.41 per share loss for the six months ended June 30, 2020. The decrease in net loss attributable to stockholders of approximately $3.3 million was primarily due to a significant increase in net revenues and approximately $1.5 million in late fees owed by Mullen, which remains unpaid.

The following tables set forth our sources of revenues, cost of revenues and the respective gross margins for the six months ended June 30, 2021 and 2020.

	Six		Six
	Months Ended		Months Ended		Increase /
Source of Revenues	June 30, 2021	Mix	June 30, 2020	Mix	(Decrease)
North American Transaction Solutions	$54,906,407	96.2%	$28,131,616	95.2%	$26,774,791
International Transaction Solutions	2,170,875	3.8%	1,424,559	4.8%	746,316
Total	$57,077,282	100.0%	$29,556,175	100.0%	$27,521,107

	Six		Six
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	June 30, 2021	revenues	June 30, 2020	revenues	(Decrease)
North American Transaction Solutions	$48,685,056	88.7%	$23,840,300	84.7%	$24,844,756
International Transaction Solutions	1,683,987	77.6%	996,895	70.0%	687,092
Total	$50,369,043	88.2%	$24,837,195	84.0%	$25,531,848

	Six		Six
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	June 30, 2021	revenues	June 30, 2020	revenues	(Decrease)
North American Transaction Solutions	$6,221,351	11.3%	$4,291,316	15.3%	$1,930,035
International Transaction Solutions	486,888	22.4%	427,664	30.0%	59,224
Total	$6,708,239	11.8%	$4,718,980	16.0%	$1,989,259

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $57.1 million and $29.6 million for the six months ended June 30, 2021 and 2020, respectively. The Company’s revenues, which are largely tied to processing volumes were materially impacted beginning in the final two weeks of March 2020. Since the quarter ended December 31, 2020, the Company has seen a significant recovery in its end-to-end payment volumes as some merchants began resuming their normal operations.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the six months ended June 30, 2021 were approximately $50.4 million as compared to approximately $24.8 million for the six months ended June 30, 2020. The increase in cost of revenues was primarily due to a significant increase in net revenues.

The gross margin for the six months ended June 30, 2021 was approximately $6.7 million, or 11.8% of net revenues, as compared to approximately $4.7 million, or 16.0% of net revenues, for the six months ended June 30, 2020. The decrease in the overall gross margin percentage was primarily the result of the competitive pressure in our industry and a large wholesale client converting their merchant processing relationship to our platform. Our wholesale platform generally provides for lower margins compared to our other products and services.

Operating Expenses Analysis:

Operating expenses were approximately $6.5 million for the six months ended June 30, 2021, as compared to approximately $5.8 million for six months ended June 30, 2020. Operating expenses for the six months ended June 30, 2021 primarily consisted of selling, general and administrative expenses of approximately $4.0 million, bad debt expense of approximately $1.2 million and depreciation and amortization expense of approximately $1.3 million. Operating expenses for the six months ended June 30, 2020 primarily consisted of selling, general and administrative expenses of approximately $3.7 million, bad debt expense of approximately $476,000, and depreciation and amortization expense of approximately $1.6 million. The net increase was primarily due to additional personnel retained to meet the demand of growth, the increase in bad debt expense due to the increase in net revenues, fees in connection with the Form S-4 filing, which were partially offset by the reduction of compensation of certain employees, consultants, and executives of the Company.

The components of our selling, general and administrative expenses are reflected in the tables below.

Selling, general and administrative expenses for the six months ended June 30, 2021 and 2020 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Six months ended June 30, 2021

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$912,201	$299,609	$645,363	$1,857,173
Professional fees	368,954	64,137	612,976	1,046,067
Rent	152,933	33,142	9,765	195,840
Business development	84,601	13,335	38,055	135,991
Travel expense	7,734	62,375	94,216	164,325
Filing fees	-	-	46,502	46,502
Transaction gains	-	(41,986)	-	(41,986)
Office expenses	104,598	11,403	45,648	161,649
Communications expenses	63,739	57,552	76,588	197,879
Insurance expense	-	-	83,832	83,832
Other expenses	742	13,964	100,732	115,438
Total	$1,695,502	$513,531	$1,753,677	$3,962,710

Six months ended June 30, 2020

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$1,085,541	$204,967	$669,295	$1,959,803
Professional fees	161,578	88,428	496,948	746,954
Rent	17,643	30,158	91,508	139,309
Business development	111,349	17	5,907	117,273
Travel expense	5,309	34,496	95,526	135,331
Filing fees	-	-	37,338	37,338
Transaction losses	-	76,499	-	76,499
Office expenses	119,485	10,728	44,975	175,188
Communications expenses	88,770	89,364	35,871	214,005
Insurance expense	-	-	80,685	80,685
Other expenses	428	2,103	16,305	18,836
Total	$1,590,103	$536,760	$1,574,358	$3,701,221

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(173,340)	$94,642	$(23,932)	$(102,630)
Professional fees	207,376	(24,291)	116,028	299,113
Rent	135,290	2,984	(81,743)	56,531
Business development	(26,748)	13,318	32,148	18,718
Travel expense	2,425	27,879	(1,310)	28,994
Filing fees	-	-	9,164	9,164
Transaction gains	-	(118,485)	-	(118,485)
Office expenses	(14,887)	675	673	(13,539)
Communications expenses	(25,031)	(31,812)	40,717	(16,126)
Insurance expense	-	-	3,147	3,147
Other (income) expenses	314	11,861	84,427	96,602
Total	$105,399	$(23,229)	$179,319	$261,489

Salaries, benefits, taxes and contractor payments decreased by approximately $100,000 on a consolidated basis for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. This was primarily due to the reduction of  compensation of certain employees, consultants, and executives of the Company.

Segment	Salaries and benefits for the six months ended June 30, 2021	Salaries and benefits for the six months ended June 30, 2020	Increase / (Decrease)
North American Transaction Solutions	$912,201	$1,085,541	$(173,340)
International Transaction Solutions	299,609	204,967	94,642
Corporate Expenses & Eliminations	645,363	669,295	(23,932)
Total	$1,857,173	$1,959,803	$(102,630)

Six months ended June 30, 2021

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$41,104	$1,645	$28,395	$71,144
SEC Compliance Legal Fees	-	-	375,035	375,035
Accounting and Auditing	-	-	1,465	1,465
Tax Compliance and Planning	-	-	4,800	4,800
Consulting	327,850	62,492	203,281	593,623
Total	$368,954	$64,137	$612,976	$1,046,067

Six months ended June 30, 2020

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$2,600	$64	$19,708	$22,372
SEC Compliance Legal Fees	-	-	80,776	80,776
Accounting and Auditing	-	-	196,621	196,621
Consulting	158,978	88,364	199,843	447,185
Total	$161,578	$88,428	$496,948	$746,954

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$38,504	$1,581	$8,687	$48,772
SEC Compliance Legal Fees	-	-	294,259	294,259
Accounting and Auditing	-	-	(195,156)	(195,156)
Consulting	168,872	(25,872)	3,438	146,438
Total	$207,376	$(24,291)	$116,028	$299,113

All other operating expenses were relatively in line with the previous comparable period, with the exception of filing fees paid in connection with the Form S-4 registration statement relating to the contemplated merger.

Total Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $1.2 million for the six months ended June 30, 2021, compared to bad debt expense, representing uncollected fees of approximately $0.5 million for the six months ended June 30, 2020. The increase in bad debt expense was primarily due to billing adjustments relating to chargebacks made by our processors due to the effects of the COVID-19 pandemic on our merchants, and a corresponding significant increase in our net revenues.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs.  Depreciation and amortization expense was approximately $1.3 for the six months ended June 30, 2021 and $0.5 million for the six months June 30, 2020.

Interest Expense:

Interest expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 is as follows;

Funding Source	Six months ended June 30, 2021	Six months ended June 30, 2020	Increase / (Decrease)
RBL Notes	691,117	669,100	22,017
Other	28,475	20,334	8,142
Total	$719,592	$689,433	$30,159

Total Other Income:

Total other income was approximately $2.0 million for the six months ended June 30, 2021 and was primarily due to approximately $442,000 in connection with the gain on extinguishment of debt relating to the PPP Note and late fees of approximately $1.5 million owed by Mullen, which remain unpaid. For additional information see "Recent Developments-Mullen Merger and Related Transactions".

Results of Operations for the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

We reported a net income attributable to common stockholders of approximately $1.3 million or $0.21 per share income for the three months ended June 30, 2021 as compared to a net loss of approximately $325,000 or $0.08 per share loss for the three months ended June 30, 2020. The decrease in net loss attributable to stockholders of approximately $1.6 million was primarily due to an increase in net revenues of approximately $19.6 million and approximately $500,000 in late fees owed by Mullen during the three months ended June 30, 2021.

The following tables set forth our sources of revenues, cost of revenues and the respective gross margins for the three months ended June 30, 2021 and 2020.

	Three		Three
	Months Ended		Months Ended		Increase /
Source of Revenues	June 30, 2021	Mix	June 30, 2020	Mix	(Decrease)
North American Transaction Solutions	$32,015,097	96.2%	$12,977,536	94.6%	$19,037,561
International Transaction Solutions	1,276,838	3.8%	741,073	5.4%	535,765
Total	$33,291,935	100.0%	$13,718,609	100.0%	$19,573,326

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Cost of Revenues	June 30, 2021	revenues	June 30, 2020	revenues	(Decrease)
North American Transaction Solutions	$28,561,909	89.2%	$11,016,028	84.9%	$17,545,881
International Transaction Solutions	1,020,689	79.9%	520,759	70.3%	499,930
Total	$29,582,598	88.9%	$11,536,787	84.1%	$18,045,811

	Three		Three
	Months Ended	% of	Months Ended	% of	Increase /
Gross Margin	June 30, 2021	revenues	June 30, 2020	revenues	(Decrease)
North American Transaction Solutions	$3,453,188	10.8%	$1,961,508	15.1%	$1,491,680
International Transaction Solutions	256,149	20.1%	220,314	29.7%	35,835
Total	$3,709,337	11.1%	$2,181,822	15.9%	$1,527,515

Net revenues consist primarily of service fees from transaction processing. Net revenues were approximately $33.3 million and $13.7 million for the three months ended June 30, 2021 and 2020, respectively. The Company’s revenues, which are largely tied to processing volumes were materially impacted beginning in the final two weeks of March 2020. Since the quarter ended December 31, 2020, the Company has seen a significant recovery in its end-to-end payment volumes as some merchants began resuming their normal operations.

Cost of revenues represents direct costs of generating revenues, including commissions, mobile operator fees, interchange expense, processing, and non-processing fees. Cost of revenues for the three months ended June 30, 2021 were approximately $29.6 million as compared to approximately $11.5 million for the three months ended June 30, 2020. The increase in cost of revenues was primarily due to a significant increase in net revenues.

The gross margin for the three months ended June 30, 2021 was approximately $3.7 million, or 11.1% of net revenues, as compared to approximately $2.2 million, or 15.9% of net revenues, for the three months ended June 30, 2020. The decrease in the overall gross margin percentage was primarily the result of the competitive pressure in our industry and a large wholesale client converting their merchant processing relationship to our platform. Our wholesale platform generally provides for lower margins compared to our other products and services.

Operating Expenses Analysis:

Operating expenses were approximately $3.1 million for the three months ended June 30, 2021, as compared to $2.2 million for three months ended June 30, 2020. Operating expenses for the three months ended June 30, 2021 primarily consisted of selling, general and administrative expenses of approximately $2.1 million, bad debt expense of approximately $500,000 and depreciation and amortization expense of approximately $500,000. Operating expenses for the three months ended June 30, 2020 primarily consisted of selling, general and administrative expenses of approximately $1.4 million, bad debt expense of approximately $33,000, and depreciation and amortization expense of approximately $800,000. The net increase was primarily due to additional personnel retained to meet the demand of growth, the increase in bad debt expense due to the increase in net revenues, fees in connection with the Form S-4 filing, which were partially offset by the reduction of compensation of certain employees, consultants, and executives of the Company.

The components of our selling, general and administrative expenses are reflected in the tables below.

Selling, general and administrative expenses for the three months ended June 30, 2021 and 2020 consisted of operating expenses not otherwise delineated in our Condensed Consolidated Statements of Operations and Comprehensive Loss, as follows:

Three months ended June 30, 2021

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$468,053	$154,778	$325,100	$947,931
Professional fees	217,495	32,117	438,633	688,245
Rent	64,178	17,223	4,885	86,286
Business development	37,222	6,559	35,151	78,932
Travel expense	5,474	25,851	15,124	46,449
Filing fees	-	-	16,075	16,075
Transaction gains	-	(36,843)	-	(36,843)
Office expenses	54,124	5,934	17,612	77,670
Communications expenses	39,157	34,698	15,808	89,663
Insurance expense	-	-	41,832	41,832
Other expenses	537	8,607	5,477	14,621
Total	$886,240	$248,924	$915,697	$2,050,861

Three months ended June 30, 2020

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$536,915	$91,825	$118,574	$747,314
Professional fees	55,336	39,537	241,288	336,161
Rent	13,070	13,325	39,093	65,488
Business development	32,228	-	3,805	36,033
Travel expense	638	9,373	39,894	49,905
Filing fees	-	-	15,525	15,525
Transaction losses	-	(80,512)	-	(80,512)
Office expenses	41,976	3,759	16,879	62,614
Communications expenses	40,083	46,374	15,863	102,320
Insurance expense	-	-	42,000	42,000
Other expenses	292	2,104	6,085	8,481
Total	$720,538	$125,785	$539,006	$1,385,329

Variance

Category	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
Salaries, benefits, taxes and contractor payments	$(68,862)	$62,953	$206,526	$200,617
Professional fees	162,159	(7,420)	197,345	352,084
Rent	51,108	3,898	(34,208)	20,798
Business development	4,994	6,559	31,346	42,899
Travel expense	4,836	16,478	(24,770)	(3,456)
Filing fees	-	-	550	550
Transaction gains/losses	-	43,669	-	43,669
Office expenses	12,148	2,175	733	15,056
Communications expenses	(926)	(11,676)	(55)	(12,657)
Insurance expense	-	-	(168)	(168)
Other expenses	245	6,503	(608)	6,140
Total	$165,702	$123,139	$376,691	$665,532

Salaries, benefits, taxes and contractor payments increased by approximately $200,000 on a consolidated basis for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The net increase was primarily due to additional personnel retained to meet the demand of growth offset by the reduction of compensation of certain employees, consultants, and executives of the Company.

Segment	Salaries and benefits for the three months ended June 30, 2021	Salaries and benefits for the three months ended June 30, 2020	Increase / (Decrease)
North American Transaction Solutions	$468,053	$536,915	$(68,862)
International Transaction Solutions	154,778	91,825	62,953
Corporate Expenses & Eliminations	325,100	118,574	206,526
Total	$947,931	$747,314	$200,617

Three months ended June 30, 2021

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$38,479	$1,196	$25,965	$65,640
SEC Compliance Legal Fees	-	-	317,338	317,338
Accounting and Auditing	-	-	739	739
Tax Compliance and Planning	-	-	4,800	4,800
Consulting	179,016	30,921	89,791	299,728
Total	$217,495	$32,117	$438,633	$688,245

Three months ended June 30, 2020

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Total
General Legal	$-	$-	$13,284	$13,284
SEC Compliance Legal Fees	-	-	35,390	35,390
Accounting and Auditing	-	-	98,264	98,264
Consulting	55,336	39,537	94,350	189,223
Total	$55,336	$39,537	$241,288	$336,161

Variance

Professional Fees	North American Transaction Solutions	International Transaction Solutions	Corporate Expenses & Eliminations	Increase / (Decrease)
General Legal	$38,479	$1,196	$12,681	$52,356
SEC Compliance Legal Fees	-	-	281,948	281,948
Accounting and Auditing	-	-	(97,525)	(97,525)
Consulting	123,680	(8,616)	(4,559)	110,505
Total	$162,159	$(7,420)	$197,345	$352,084

All other operating expenses were relatively in line with the previous comparable quarter, with the exception of an increase of approximately $353,000 in professional fees paid in connection with the Form S-4 registration statement relating to the contemplated merger.   .

Total Other Income and Expenses Delineated in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

Bad Debt Expense Analysis:

We reflected a bad debt expense on the accompanying consolidated statements of operations, which represents uncollected fees of approximately $500,000 for the three months ended June 30, 2021, compared to bad debt expense, representing uncollected fees of approximately $33,000 for the three months ended June 30, 2020. The increase in bad debt expense was primarily due to billing adjustments relating to chargebacks made by our processors due to the to the effects of the COVID-19 pandemic on our merchants, and a corresponding significant increase in our net revenues.

Depreciation and Amortization Expense:

Depreciation and amortization expense consists primarily of the amortization of merchant portfolios in connection with residual buyout arrangements and client acquisition costs.  Depreciation and amortization expense was approximately $529,000 for the three months ended June 30, 2021 and $772,000 for the three months ended June 30, 2020.

Interest Expense:

Interest expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 is as follows;

Funding Source	Three months ended June 30, 2021	Three months ended June 30, 2020	Increase / (Decrease)
RBL Notes	$345,003	$330,853	$14,150
Other	18,309	10,167	8,142
Total	$363,312	$341,020	$22,292

Total Other Income:

Total other income was approximately $1.0 million for the three months ended June 30, 2021 primarily due to approximately $442,000 in connection with the gain on extinguishment of debt relating to the PPP Note and late fees of approximately $500,000 million owed by Mullen, which remain unpaid. For additional information see "Recent Developments-Mullen Merger and Related Transactions".

Liquidity and Capital Resources

Total assets at June 30, 2021 were approximately $30.8 million compared to approximately $26.8 million at December 31, 2020. The net increase in total assets is primarily the result of an increase in accounts receivable due to an increase in revenues and the Late Fees due from Mullen, which remain unpaid.

At June 30, 2021 we had total current assets of approximately $18.4 million and approximately $14.0 million at December 31, 2020. The primary reason for the increase in total current assets is primarily the result of an increase in accounts receivable due to an increase in revenues and the Late Fees due from Mullen, which remain unpaid.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We had net income attributable to common stockholders of approximately $1.6 million for the six months ended June 30, 2021 and a net loss of approximately $5.9 million for the year ended December 31, 2020 and have an accumulated deficit of approximately $182.3 million and a positive working capital of approximately $2.9 million at June 30, 2021. A significant portion of this positive working capital at June 30, 2021 relates to amounts due from Mullen Technologies which remains unpaid (See Note 5 - Due from Mullen in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report).

The COVID-19 outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID-19, such as travel bans and restrictions, quarantines, promotion of social distancing measures, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders.  More recently, many news agencies have reported the spread of new variants of COVID-19, such as the Delta variant, that are significantly more contagious than previous strains. The spread of these new strains are causing some government authorities to reimplement the aforementioned measures, and some businesses to implement their own restrictions, to try to reduce the spread of COVID-19 that had become less prevalent.

The COVID-19 pandemic and these measures have significantly impacted, and may continue to impact, the restaurant and hospitality industries. As a result, the Company’s revenues, which are largely tied to processing volumes in these verticals, were materially impacted during 2020. Since the quarter ended December 31, 2020, the Company has seen a significant recovery in its end-to-end payment volumes as some merchants began resuming their normal operations. However, while end-to-end volumes for the three and six months ended June 30, 2021 have exceeded those for the respective three and six months ended June 30, 2020, the ultimate impact that the COVID-19 pandemic and, in particular, the highly contagious Delta variant, will have on the Company’s consolidated results of operations in future periods remains uncertain and will depend on future developments, which are continuously evolving and cannot be predicted. This includes, but is not limited to, the duration and spread of the COVID-19 pandemic and the Delta variant, its severity, the emergence and severity of other variants, the availability and the efficacy of vaccines (particularly with respect to emerging strains of the virus) and potential hesitancy to utilize them, other protective actions taken to contain the virus or treat its impact, such as restrictions on indoor dining, travel and transportation, and how quickly and to what extent normal economic and operating conditions will continue. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations, and liquidity.

During March 2020, our Company evaluated its liquidity position, future operating plans, and its labor force, which included a reduction in the labor force and compensation to executives and other employees, in order to maintain current payment processing functions, capabilities, and continued customer service to its merchants. We are also seeking sources of capital to pay our contractual obligations as they come due, in light of these uncertain times. Management believes that its operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing. At this time, due to the unprecedented and rapid spread of COVID-19 and its variants, we cannot predict the impact of these conditions on our ability to obtain financing necessary for the Company to fund its future working capital requirements.  Our Company has also decided to explore strategic alternatives and potential options for its business, including sale of the Company or certain assets, licensing of technology, spin-offs, or a business combination. Accordingly, the Company has entered into a merger agreement in connection with the contemplated merger with Mullen Automotive and certain related transactions, including a divestiture of the Company’s existing business operations. See “—Recent Developments—Mullen Merger and Related Transactions” and Note 14 - Subsequent Events in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report for additional information.

On May 7, 2020, the Company entered into a promissory note (the “PPP Note”) evidencing an unsecured loan (the “Loan”) in the amount of $491,493 made to the Company under the Paycheck Protection Program (the “PPP”). The PPP Note was to mature on May 7, 2022 and bore interest at a rate of 1% per annum. Beginning December 7, 2020, the Company was required to make 17 monthly payments of principal and interest, with the principal component of each such payment based upon the level amortization of principal over a two-year period from May 7, 2020. Pursuant to the terms of the CARES Act and the PPP, the Company could apply to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness was based on the amount of Loan proceeds used by the Company (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. On May 9, 2021, our Company was informed by the Small Business Administration that the loan forgiveness application was approved. The Company reversed the amount due and reflected it as a gain on extinguishment of debt during the three months ended June 30, 2021.

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

On March 27, 2020, the Company received its first tranche of RBL promissory notes in the aggregate amount of $148,000, less any fees, from ESOUSA to be exchanged for Common Stock pursuant to the ESOUSA Agreement. Included in other accrued expenses at June 30, 2021 is approximately $145,000 in connection with this first tranche for which shares of Common Stock have not yet been issued. Concurrently with this transaction, the Company received an equivalent aggregate amount of $148,000 from RBL under the Loan and Security Agreement (“Credit Facility”) with RBL.

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

On July 9, 2021, the Company entered into a new Master Exchange Agreement with ESOUSA.  See Note 14 - Subsequent Events in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report for additional information.

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

The net income (loss) attributable to Net Element, Inc. stockholders was approximately $1.6 million of net income for the six months ended June 30, 2021 compared to approximately $1.7 million of net loss for the six months ended June 30, 2020.

Operating activities used approximately $1.2 million of cash for the six months ended June 30, 2021 as compared to approximately $315,000 of cash used for the six months ended June 30, 2020. The change is primarily the result of the increase in net income, accounts receivable, and late fees due from Mullen for the six months ended June 30, 2021 as compared to the previous six months ended June 30, 2020.

Investing activities used approximately $387,000 in cash for the six months ended June 30, 2021 as compared to approximately $395,000 in cash used in investing activities for the six months ended June 30, 2020.

Financing activities provided approximately $1.2 million in cash for the six months ended June 30, 2021 as compared to approximately $920,000 of cash provided by financing activities for the six months ended June 30, 2020.

Off-balance sheet arrangements

At June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control

As of June 30, 2021, the material weaknesses in our internal controls over financial reporting disclosed in our Form 10-K for the year ended December 31, 2020 have not yet been fully remediated; however, significant progress were made during 2019 in remediating certain material weaknesses. Several steps taken in improving and remediating internal controls over financial reporting have included retaining a financial reporting manager, the formation of a disclosure committee, as well as, formal education and training of our Board members. Remediation activities for our material weaknesses include:

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

Due to the ongoing COVID-19 pandemic and the surge in the Delta variant, the Company has had to allocate resources to mitigate risks with its current merchant accounts and evaluated its operational plans to eliminate any potential exposure to its disclosure controls and procedures. Pending the outcome of this uncertainty, including health concerns, certain personnel continuing to work remotely, and travel restrictions to Russia, we cannot determine how or when we expect to remediate the material weaknesses noted above, including the allocation of appropriate resources to department heads during 2021.

Except as stated above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2021 that have affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on Effectiveness of Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal proceedings

For a discussion of legal proceedings, Refer to Note 10. "Commitments and Contingencies - Litigation, Claims and Assessments” in the condensed consolidated unaudited financial statements contained in Part I, Item 1 of this Report, which section is incorporated by reference herein.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Third Amendment dated as of April 30, 2021 to Agreement and Plan of Merger, dated as of August 4, 2020, as amended, among Net Element, Inc., Mullen Acquisition, Inc. and Mullen Technologies, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 30, 2021)

2.2+	Amended and Restated Agreement and Plan of Merger, dated as of May 14, 2021, among Net Element, Inc., Mullen Technologies, Inc., Mullen Acquisition, Inc. and Mullen Automotive, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 14, 2021)

2.3+	Second Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2021, among Net Element, Inc., Mullen Technologies, Inc., Mullen Acquisition, Inc. and Mullen Automotive, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2021)

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

10.1	Master Exchange Agreement, dated as of July 9, 2021 between Net Element, Inc. and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2021)

10.2	Divestiture Agreement, dated as of July 20, 2021 between Net Element, Inc. and RBL Capital Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 21, 2021)

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS* Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH* Inline XBRL Taxonomy Extension Schema Document

101.CAL*  Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*  Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

104* Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith (furnished herewith with respect to Exhibit 32.1).

+ Certain schedules (or similar attachments) have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish copies of any such schedules (or similar attachments) to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Net Element, Inc.

Dated: August 16, 2021	By:	/s/ Oleg Firer
Name: Oleg Firer
Title: Chief Executive Officer (Principal Executive Officer)

Net Element, Inc.

Dated: August 16, 2021	By:	/s/ Jeffrey Ginsberg
Name: Jeffrey Ginsberg
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)