Form 10-K
period 2021-09-30
MULLEN AUTOMOTIVE INC.
filed 2021-12-29
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ___

Commission file number: 001-34887

MULLEN AUTOMOTIVE INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3289406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 Pioneer Street Brea, California 92821
(Address of principal executive offices)

Registrant’s telephone number, including area code: (714) 613-1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	MULN	The Nasdaq Stock Market, LLC (Nasdaq Capital Market)

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

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of March 31, 2021 was approximately $47.1 million.

The registrant had 23,383,202 shares of common stock outstanding as of December 27, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report” or “Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Annual Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Report include but are not limited to:

●	We have incurred significant losses since inception and expect that we will continue to incur losses for the foreseeable future;
●	We have not yet manufactured or sold any production vehicles to customers and may never develop or manufacture any vehicles;
●	Our limited operating history makes it difficult for us to evaluate our future business prospects;
●	Our auditor has expressed substantial doubt about our ability to continue as a going concern;
●	We require substantial additional financing to effectuate our business plan;
●	Certain of our lenders and the Internal Revenue Service have liens on our assets; and
●	We have not paid and does not plan to pay cash dividends on our common stock, so any return on investment may be limited to the value of our common stock.
●	We have a substantial amount of debt;
●	We may not generate sufficient cash to service all of our debt or refinance our obligations;
●	We may not be able to develop, manufacture and obtain regulatory approvals for a car of sufficient quality to appeal to customers on schedule or at all;
●	Our currently planned vehicles rely on lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, potentially subjecting us to litigation, recall, and redesign risks;
●	The efficiency of a battery’s use will decline over time, which may negatively influence customers’ decisions whether to purchase an electric vehicle;
●	We rely on our OEMs, suppliers and service providers for parts and components, any of whom could choose not to do business with us;
●	We will rely on complex machinery for its operations and production, which involve a significant degree of risk and uncertainty in operational performance and costs;
●	Complex software and technology systems need to be developed in coordination with vendors and suppliers, and there can be no assurance that such systems will be successfully developed;
●	We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of its vehicles, which could harm our business and prospects;
●	The inability of our suppliers, including single or limited source suppliers, to deliver components in a timely manner or at acceptable prices or volumes could have a material adverse effect on our business and prospects;
●	Financial distress of our suppliers could necessitate that we provide substantial financial support, which could increase our costs, affect our liquidity or cause production disruptions;
●	We have a limited operating history and face significant challenges as a new entrant into the automotive industry;
●	We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future, casting doubt on our ability to continue as a going concern;
●	Our business model is untested and it may fail to commercialize our strategic plans;
●	Our operating and financial results forecast relies on assumptions and analyses we developed and may prove to be incorrect;
●	We may be unable to accurately estimate the supply and demand for our vehicles;

●	Increased costs or disruptions in supply of raw materials or other components could occur;
●	Our vehicles may fail to perform as expected;
●	Our services may not be generally accepted by our users;
●	The automotive market is highly competitive;
●	The automotive industry is rapidly evolving and demand for our vehicles may be adversely affected;
●	We may be subject to risks associated with autonomous driving technology;
●	Our distribution model is different from the predominant current distribution model for auto manufacturers;
●	Our future growth is dependent on the demand for and consumers’ willingness to adopt electric vehicles;
●	Government and economic incentives could become unavailable, reduced or eliminated;
●	Our failure to manage our future growth effectively;
●	We may establish insufficient warranty reserves to cover future warranty claims;
●	We may not succeed in establishing, maintaining and strengthening our brand;
●	We initially will be dependent upon revenue generated from a single model;
●	Doing business internationally may expose us to operational and financial and political risks;
●	We are highly dependent on the services of David Michery, our Chief Executive Officer;
●	Our business may be adversely affected by labor and union activities;
●	We faces risks related to health epidemics, including the recent COVID-19 pandemic;
●	Reservations for our vehicles are cancellable;
●	We may face legal challenges relating to direct sales to customers;
●	We face information security and privacy concerns;
●	We may be forced to defend ourselves against alleged patent or trademark infringement claims and may be unable to prevent others from unauthorized use of our intellectual property;
●	Our patent applications may not issue as patents, the patents may expire, our patent applications may not be granted, and our rights may be contested;
●	We may be subject to damages resulting from trade secrets;
●	Our vehicles are subject to various safety standards and regulations that we may fail to comply with;
●	We may be subject to product liability claims;
●	We are or will be subject to anti-corruption, bribery, money laundering, and financial and economic laws;
●	Risk of failure to improve our operational and financial systems to support expected growth;
●	Risk of failure to build our financial infrastructure and improve our accounting systems and controls;
●	Our management has limited experience in operating a public company;
●	The concentrated voting control of David Michery, Mullen’s founder;
●	The priority of the holders of our debt over the holders of our common stock in the event of liquidation, dissolution or winding up;
●	The number of shares of common stock underlying our outstanding warrants and preferred stock is significant in relation to our currently outstanding common stock;
●	The dearth of analyst coverage; and
●	other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

These forward-looking statements are only predictions and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in one or more of the forward-looking statements we make in this Annual Report. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report, particularly in Part I, Item 1A, titled “Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements in this Annual Report do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this Annual Report and the documents that we have filed as exhibits to this Annual Report with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, except as required by applicable law.

WEBSITE AND MEDIA DISCLOSURE

We use our website (www.mullenusa.com) and various social media channels as a means of disclosing information about the company and its products to our customers, investors, and the public (e.g.,  Instagram: @mullenusa; Twitter: @mullen_usa; Facebook: @MullenUSA; LinkedIn: @mullen-technologies; and Youtube: @mullenautomotive). The information provided on social media channels is not incorporated by reference in this report or in any other report we fie with the SEC.

The information we post throughout these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to our following press releases, SEC filings and public conference calls and webcasts. In addition, you may automatically receive email alerts and other information about the Company when you enroll your email address and other information by visiting “Investor Resources” section of our website at www.mullenusa.com.

PART I

ITEM 1. BUSINESS.

References in this Annual Report to the “Company”, “we”, “us”, “our” or similar references, or “Mullen,” mean Mullen Automotive Inc., a Delaware corporation, and its subsidiary/ies Ottava Automotive, Inc., a California corporation, and Mullen Investment Properties LLC .

Background

The Company was originally formed on April 20, 2010 as a blank check company incorporated as a Cayman Islands exempted company. On October 2, 2012, the Company completed a merger with Net Element, Inc. changing its jurisdiction of incorporation to Delaware. On November 5, 2021, we closed a merger (as described below) with Mullen Technologies, which was formed in 2018. We are a Southern California-based electric vehicle company that operates in various verticals of businesses focused within the automotive industry.

On November 5, 2021, we closed a merger pursuant to a Second Amended and Restated Agreement and Plan of Merger dated July 20, 2021, and as amended by a First Amendment dated August 18, 2021 (together, the “Merger Agreement”), with Mullen Technologies, Inc., a California corporation (“Mullen Technologies”), Mullen Acquisition, Inc., a California corporation and wholly-owned subsidiary of the Company (“Merger Sub”), and Mullen Automotive, Inc., a California corporation (“Mullen Automotive-California”) and a wholly-owned subsidiary of Mullen Technologies, providing for the merger of Merger Sub with and into the Mullen Automotive (the “Merger”), with Mullen Automotive-California, which changed its name to “Ottava Automotive Inc.”,  surviving the Merger as a wholly-owned subsidiary of the Company. The Company also changed its name from “Net Element, Inc.” to “Mullen Automotive Inc.” and The Nasdaq Stock Market, LLC (Nasdaq Capital Market) ticker symbol for the Company’s Common Stock changed from “NETE” to “MULN” at the opening of trading on November 5, 2021. The new CUSIP number of the Common Stock is 62526P 109.

Pursuant to the Merger, the Company issued, or reserved for future issuance pursuant to outstanding warrants, an aggregate of 43,971,895 shares, which represented 85% of the combined company. The Merger was accounted for as a reverse merger transaction, in which Mullen Automotive-California is treated as the acquirer for financial accounting purposes.   For more information on the Merger, see “The Merger and Related Transactions” on page 15 of this Annual Report.

In connection with the Merger Agreement, and as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”)  on November 12, 2021, our fiscal year end has changed from December 31 to September 30, effective for our fiscal year ended September 30, 2021. As a result, and unless otherwise indicated, references to our fiscal year 2021 and prior years mean the fiscal year ended on September 30 of such year.

The Company

Mullen Automotive Inc. operates a Southern California-based electric vehicle company that operates in various verticals of businesses focused within the automotive industry. The Company has two electric vehicles under development, one of which we expect to begin delivery of in the second quarter of 2024. Mullen has several divisions that operate synergistic businesses, being: CarHub, a digital platform that leverages artificial intelligence to offer an interactive solution for buying, selling and owning a car, and Mullen Energy, a division focused on advancing battery technology and emergency point-of-care solutions.

Company Overview

Our Strength and Strategy

●	Experienced and proven team in the Electric Vehicle (“EV”) space. Our executive team has extensive experience in the automotive original equipment manufacturing ("OEM") space. They have a detailed understanding of the product development cycle from blank sheet to post launch activities in both the high and low volume segments – knowing the different economies of scale which is vital to creating a high-quality profitable product. The team brings expertise in studio design, engineering, manufacturing, energy storage systems, market analysis, corporate development, strategic planning and investment strategies.
●	Design. Our platform architecture creates the opportunity for vehicles with unique aspect ratios - low roof line, wide track width, svelte body, and a long wheelbase. The vehicle will be a top safety plus pick and will have a five-star crash rating. To achieve this target, we will use next generation ultra-high strength steel alloys. The entire structure will use mixed materials.
●	Unique plan. Our approach is speed-to-market with lower capital investment requirements compared to other startup EV companies. Our plan includes launch the Mullen FIVE Crossover in 36 months from program start (with start of production in Q4 of 2024), while keeping expenditures low by utilizing strategic partnerships in engineering and manufacturing, while implementing rigorous spending controls and traceability to mitigate extraneous spending.

For our initial launch we will use state-of-the-art Li-Ion technology, but we believe that our future battery technology will eventually allow us to deliver our high voltage batteries under $100 per kWh at over two times the energy density of current commercially available lithium batteries. We anticipate the batteries used in our cars will be able to withstand extreme abuse testing, which we believe should make them safer than other commercially available lithium batteries. We plan to utilize a more environmentally sustainable chemistry that does not have a high content of rare precious materials.

Our Market Opportunity

Sustainable vehicles are the future of transportation

In the last few years, we have observed a significant transformation in the motor vehicle landscape. Electric cars, which were once only a fringe element in a market dominated by major global automakers, are quickly becoming mainstream. Along with Tesla, which has been public since 2010, many major automakers are transitioning towards electric models. Joining them, our company and several other start-ups are developing EV offerings.

In our view, this trend is driven by several factors. A rising environmental consciousness is encouraging customers to weigh their emission footprint. As a zero-emission alternative to traditional internal combustion engine (“ICE”) options, an EV that can match or exceed an ICE in performance is a natural choice. Assisting with that choice, local and national governments are offering various forms of rebates and credits for the purchase of an EV and have otherwise begun to support the rise of e-mobility by accelerating the push for zero emission vehicles due to increased awareness of the impacts of global warming. As EV sales grow, parts volume is expected to grow in tandem, allowing automakers to purchase parts at a lower cost and further accelerating the switch to EVs. Lastly, the continuing improvement in battery technology, continuing build-out of electric charging infrastructure, and the growing comfort with EV range capabilities could ease “range anxiety” and facilitate adoption.

Source: Derived from data in Bloomberg Electric Vehicle Outlook 2020

The rise of the Sports Utility Vehicle

When designing our first EV offering, our team elected to develop a Sport Utility Vehicle (“SUV”) because of the recognized growth in SUV sales. According to market research, today’s customers increasingly prefer SUVs to traditional sedans or crossovers. According to JATO, an automotive market research firm, 2018 SUV sales globally, in the United States and the European Union were 29.8 million, 7.8 million and 5.4 million vehicles, respectively. According to Research Nester, a strategic market research and consulting firm, the global SUV market is forecasted to be 53.2 million SUVs in 2027.

Our Vehicles

Our initial entry into the EV and Crossover market will be designed, engineered, and manufactured in the United States. Our business model for entry into the EV market consists of core tenets that include speed-to-market (36 months), efficient use of funds and investments, experienced leadership and engineering, designed to US market needs, and complemented with a portfolio of competitively priced vehicles (multiple vehicles on one platforms) in the fast-growing ESUV segment.

We expect our products and services will include the following:

●	Mullen FIVE: The Mullen FIVE represents Mullen Automotive’s entry into the full-electric, mid-size luxury SUV market. The Mullen FIVE is competitively priced starting at $55,000 - for the United States market before federal and state incentives are applied. Offering at least two optional packages, with a price range from a base price of $55,000 to $75,000 (for additional features), will allow customers to purchase a vehicle with options that best fit their budgetary and performance needs. Product validation is expected to begin in the 4th quarter of 2023 with the first sellable vehicles available in the fourth quarter of 2024.
●	The Mullen FIVE is expected to deliver an electric range up to 325 miles. We intend to focus more on efficiency rather than extreme performance. We expect to achieve this by optimizing battery capacity, vehicle aerodynamics, rolling inertia, and software controls.

Our Growth Strategy

We intend to leverage the following growth strategies to drive stakeholder value:

●	Continue to develop the Mullen FIVE. We intend to continue to invest in research and development and work on establishing partnerships that would enable us to commence customer deliveries of the vehicle model named the Mullen FIVE as early as fourth quarter of 2024. As part of this plan, we expect to begin building prototype Mullen FIVEs in 2022.
●	Develop additional high value, sustainable EV models. We believe the combination of our design expertise, along with the expected power and versatility of a new platform, will enable us to efficiently achieve our goal of providing a fleet of high value, sustainable EVs. We intend to utilize one or more platforms over time to develop additional vehicles to complement the Mullen FIVE.

Our Manufacturing Approach

We have recently purchased a 124,700 sq ft facility located in Tunica, Mississippi. This property will be the site for both advanced manufacturing engineering center and vehicle production. This location will allow the development team to prove out our flexible manufacturing technologies and product design capability (e.g., strategic use of off-the-shelf components combined with in house developed critical components and software), while affording us the opportunity to customize and innovate our manufacturing processes and optimize our product design with simultaneous engineering efforts, thereby serving as Mullen’s Advanced Manufacturing Engineering Center (“AMEC”).

In support of the speed-to-market strategy, building a full-scale production facility is a significant milestone for our vehicle development and manufacturing teams. Building a production facility includes expansion of the existing 124,700 sq ft by an additional 1.2M sq ft; designing assembly lines (Body, Paint, General, and Offline); and preparing for the complexities of the manufacturing processes, while ensuring flexibility for critical changes. This plan includes utilizing existing assets that are currently in place for initial validation, and in parallel, begin efforts to design, develop, build, and equip the facility to support our planned production for Mullen FIVE and all other upcoming vehicles. We are currently in negotiations with several manufacturing integration companies that will assist in all aspects of design and development of the facility with completion by Q1 of 2024. The final constructed facility will be the location for testing functional vehicle prototypes as well a high-volume production assembly plant.

Marketing and Brand Awareness

We plan to hire several key agencies to draw, solidify and execute our marketing plan, coexisting and succeeding across different consumer verticals: Social, Influencer, Search, Online, Podcast, TV, Print and Radio.

We will also utilize strategic regional and national tradeshows, sporting and automotive events to showcase our vehicles in person and generate further interest, reservations and vehicle orders.

We also intend to increase our online focus in 2023 to include online vehicle ordering, allowing customers full online vehicle purchase, with trade-in quote, financing and insurance options. Customer delivery is planned to be scheduled for “Mullen At Home” delivery or delivered to closest Mullen Lounge Point location, as described below.

Extended Warranty and Insurance

We intend to use a combination of third-party extended warranty, insurance and self-warranty and self-insurance mechanisms, potentially including (if financially feasible and in compliance with regulatory requirements) a wholly owned captive insurance subsidiary to provide for the insurance against certain risks, including auto liability and physical damage, general liability and products liability.

We are also planning to offer both financing and insurance of our vehicles. We believe we can reduce the total cost of ownership (“TCO”) for our customers and potentially generate additional sources of revenue by providing both financing and insurance for our vehicles.

We plan to keep introducing new customer programs and services to further define the Mullen customer experience. As described elsewhere in this Annual Report, we also plan to keep our lean sales, lease, and service model in order to be able to continue to offer great value to our customers regardless of the segment Mullen enters.

Direct Sales and Service

We are planning on launching with a direct sales model where we are the direct seller and servicer of our vehicles to consumers. This model is planned to be applied in states where direct sales models are legal and not challenged by typical franchise laws written for automotive franchise dealers.

Mullen Lounge Point

Lounge Point is expected to be the retail center experience for our retail sales network in North America and is planned to feature full vehicle sales interaction: including test drives, reservations, orders, trade-in, finance, insurance and delivery.

Our approach is planned to be focused on superior consumer experience, in an easily accessible retail environment with a no pressure sales approach.

Our focus will be on delivering a premium vehicle experience while fitting nicely into everyday consumer life. Overall, the intention is to build vehicle sales opportunities upon awareness and involvement in customer communities.

It is expected that our initial set of retail Lounge Points will be established in high foot traffic centers where consumers visit daily and not off on a distance dealer row. This could be Main Street, outdoor based malls, entertainment complexes, commuter hubs and weekend leisure destinations.

Mullen Service Point and Mobile Service

It’s envisioned that Mullen Service Points will be established in close proximity to our planned retail sales Lounge Points, but not directly in the same location. Our sales and service locations are expected to serve different customer opportunities, and require drastically different layouts and square footage requirements. Establishing Service Points away from sales lowers our square footage cost and is expected to allow us to focus entirely on the customer in front of us.

It is expected that Mullen Service Points will be outfitted with the latest tools and repair service technology to efficiently service our vehicles. We also envisions offering vehicle collision repair and detailing services.

We also envision operating a mobile fleet of service vehicles that will be available on demand for offsite vehicle repair and service. It is expected that our mobile service technicians will be able to address and resolve most vehicle repairs while at the customer home or place of work.

It is expected that over-the-air (“OTA”) software updates and repairs will be made available to our vehicles via Wi-Fi or cellular connection. We believe we will be able to address specific vehicle alerts, allowing us to diagnosis and possibly fix the vehicle remotely, depending on the problem. It is also expected that general software updates will be conducted OTA as well. In general, OTA repairs and updates require less service visits for customers and better overall customer experience.

Research and Development

As an emerging automaker, we will rely heavily on research and development to establish and strengthen our market position. We will primarily conduct our research and development activities at our headquarters in Brea, California, and at our partners’ facilities with the majority of the activities focused on the research and development of our EVs and software technology platforms. During the fiscal year ended September 30, 2021, we incurred research and development expense of $3.0 million, which includes the development of 2 Mullen Five show cars that were debuted at the Los Angeles Auto Show in November 2021. We will strive to undertake significant testing and validation of our products in order to ensure that we meet the demands of our customers.

Intellectual Property

Our success depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees, and we seek to control access to and distribution of our proprietary information through non-disclosure agreements with our vendors and business partners.

Trademarks

We have developed and use trademarks in our business, particularly relating to our corporate and product names. We own 7 trademarks that are registered with the United States Patent and Trademark Office, plus 42 trademarks registered across the foreign jurisdictions of China, the EU, Hong Kong, Israel, Mexico, South Korea, and Singapore.

We plan to file additional applications for the registration of our trademarks in foreign jurisdictions as our business expands under current and planned distribution arrangements. Protection of registered trademarks in some jurisdictions may not be as extensive as the protection provided by registration in the United States.

The following tables summarize information regarding our patents and patent applications. There are no assurances given that the pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications.

Patents.

We have 5 patents issued in the United States, and 7 patents pending. At foreign patent offices, we have 7 patents issued and 117 patents pending.

Trade Secrets. We own certain intellectual property, including trade secrets, which we seek to protect, in part, through confidentiality agreements with employees and other parties. Even where these agreements exist, there can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known to or independently developed by competitors.

We intend to protect our legal rights concerning intellectual property by all appropriate legal action. Consequently, we may become involved from time to time in litigation to determine the enforceability, scope, and validity of any of the foregoing proprietary rights. Any patent litigation could result in substantial cost and divert the efforts of management and technical personnel.

Government Regulation and Credits

We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; the protection of the environment, natural resources and endangered species; and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue our operations.

Environmental standards applicable to us are established by the laws and regulations of the countries in which we operate, including standards adopted by regulatory agencies as well as the permits and licenses required by such agencies. Each of these sources is subject to periodic modifications and we anticipate increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, and possibly orders to cease the violating operations or to conduct or pay for corrective works. In some instances, violations may also result in the suspension or revocation of permits and licenses.

Emissions

In the Unites States, Europe and China, there are vehicle emissions performance standards that may provide an opportunity for us to sell emissions credits.

United States

California has greenhouse gas emissions standards that closely follow the standards of the United States Environmental Protection Agency (the "EPA"). The registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn us ZEV credits that we can sell to other OEMs. Other states within the United States have adopted similar standards including Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont. We intend to take advantage of these regimes by registering and selling ZEVs in these other states.

ZEV credits in California are calculated under the ZEV Regulation and are paid in relation to ZEVs sold and registered in California including Battery Electric Vehicles (“BEVs”) and Fuel Cell Electric Vehicles (“FCEVs”).

The ZEV program assigns ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of non-electric vehicles sold and registered in California.

Each vehicle sold and registered in California earns a number of credits based on the drivetrain type and the all-electric range (“AER”) of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle. Plug-in hybrid vehicles (“PHEVs”) receive between 0.4 and 1.3 credits per vehicle sold and registered in California. Battery electric and fuel cell vehicles receive between one and four credits per vehicle sold in California, based on range.

The credit requirement was 7% in 2019 which required about 3% of sales to be ZEVs. The credit requirement will rise to 22% in 2025, which will require about 8% of sales to be ZEVs.

If a vehicle manufacturer does not produce enough EVs to meet our quota, it can choose to buy credits from other manufacturers who do, or pay a $5,000 fine for each credit such manufacturer is short. This should provide an opportunity for us to sell credits to other manufacturers that may not have met their quota.

EPA Emissions and Certificate of Conformity

The United States Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”) concerning emissions for our vehicles. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and an Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. There are currently four states which have adopted the California standard for heavy-duty vehicles.

The Greenhouse Gas Rule was incorporated into the Clean Air Act on August 9, 2011. Even though Mullen’s vehicles have zero-emissions, Mullen is still required to seek an EPA Certificate of Conformity for the Greenhouse Gas Rule and a CARB Executive Order for the CARB Greenhouse Gas Rule.

Vehicle Safety and Testing

Our vehicles will be subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable United States federal motor vehicle safety standards (“FMVSS”). We intend that the Mullen FIVE will fully comply with all applicable FMVSSs without the need for any exemptions and expect our future vehicles to either fully comply or comply with limited exemptions related to new technologies. Additionally, there are regulatory changes being considered for several FMVSS, and while we anticipate compliance, there is no assurance until final regulation changes are enacted.

As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSSs, as well as the NHTSA bumper standard, or otherwise are exempt, before the vehicles can be imported or sold in the U.S. Numerous FMVSSs will apply to our vehicles, such as crash-worthiness requirements, crash avoidance requirements and EV requirements. We will also be required to comply with other federal laws administered by the NHTSA, including the Corporate Average Fuel Economy (“CAFE") standards, Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign recalls and owner’s manual requirements.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law allows inclusion of city and highway fuel economy ratings, as determined by the EPA, as well as crash test ratings as determined by the NHTSA if such tests are conducted.

Our vehicles that may be sold outside of the United States are subject to similar foreign safety, environmental and other regulations. Many of those regulations are different from those applicable in the United States and may require redesign and/or retesting. The European Union has established new rules regarding additional compliance oversight that were scheduled to commence in 2020, and there is also regulatory uncertainty related to the United Kingdom’s withdrawal from the European Union. These changes could impact the rollout of new vehicle features in Europe.

In addition to the various territorial legal requirements Mullen is obligated to meet, we plan to engineer the Mullen 5 to deliver 5-star performance in the two main voluntary vehicle safety performance assessment programs, United States New Car Assessment Program (“NCAP”) and Euro NCAP. Five-star is the maximum attainable score. These independent organizations have introduced a number of additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from the legal tests, such as side impact, but have higher performance requirements. Others are unique to the program. Areas covered by these tests in 2020 include:

●	Mobile Progressive Deformable Barrier
●	Full Width Rigid Barrier
●	Mobile Side Impact Barrier
●	Side Pole
●	Far Side Impact
●	Whiplash
●	Vulnerable Road Users (Pedestrians and Cyclists)
●	Safety Assist
●	Rescue and Extrication

We intend that the Mullen FIVE will also be equipped with certain advanced driving assistance features which may allow us to garner further Euro NCAP awards for features which are not yet a formal part of the 5 Star rating. This will help promote the advanced societal benefits of the Mullen FIVE.

Exercise of Warrants by ESOUSA Holdings, LLC

As previously reported, on December 29, 2017, the Company entered into, and consummated the transactions contemplated by a Unit Purchase Agreement (the “Purchase Agreement”) with ESOUSA Holdings, LLC, a New York limited liability company (“ESOUSA”). Pursuant to the Purchase Agreement, on December 29, 2017, the Company sold to ESOUSA, among other securities, 404,676 five-year warrants to purchase shares of Common Stock (the “Purchase Warrants”) at a purchase price of $0.125 per share and exercise price of $11.12 per share.

On November 3, 2021, the Company and ESOUSA agreed to reduce the exercise price of the Purchase Warrants from $11.12 to $6.796 per share (the “Reduced Exercise Price”) in consideration for the exercise in full of all, but not less than all, Purchase Warrants by ESOUSA to acquire shares of the Company’s Common stock. The Company entered into an exercise price reduction offer letter agreement (the “Letter Agreement”) with ESOUSA to purchase a total of 404,676 shares of the Company’s Common Stock. Pursuant to the Letter Agreement, ESOUSA and the Company agreed that ESOUSA would exercise its Purchase Warrants with respect to all of the shares of the Company Common Stock underlying such Purchase Warrants for the Reduced Exercise Price. The Company expects to receive aggregate gross proceeds of approximately $2,750,178 from the exercise of the Purchase Warrants by ESOUSA. After the full exercise of the Purchase Warrants by ESOUSA, no Purchase Warrants will be outstanding.

Entry into Master Exchange Agreement with ESOUSA Holdings, LLC

On July 9, 2021, the Company entered into a new Master Exchange Agreement, (the “New ESOUSA Agreement”) with ESOUSA. Prior to entering into the New ESOUSA Agreement, ESOUSA agreed to acquire the existing promissory notes that had been previously issued by the Company, of up to $15,000,000 in principal amount outstanding plus interest due to RBL Capital Group, LLC ("RBL"). Pursuant to the New ESOUSA Agreement, the Company has the right, at any time prior to July 8, 2022, to request ESOUSA, and ESOUSA agreed upon each such request, to exchange such promissory notes in tranches on the dates when the Company instructs ESOUSA, for such number of shares of Common Stock as determined under the New ESOUSA Agreement based upon the number of shares of Common Stock (already in ESOUSA’s possession) that ESOUSA sold in order to finance its purchase of such tranche of the promissory note from RBL. ESOUSA will purchase each tranche of the promissory note equal to 88% of the gross proceeds from the shares of Common Stock sold by ESOUSA to finance the purchase of such exchange amount from RBL, with each such tranche to be in an amount equal to $100,000 unless otherwise agreed to in writing by the Company and ESOUSA.

The Merger and Related Transactions

On August 4, 2020, the Company, as Net Element, Inc., entered into the Merger Agreement with Mullen Technologies, Merger Sub, and Mullen Automotive-California, providing for the Merger, with Mullen Automotive-California surviving the Merger as a wholly-owned subsidiary of the Company.

On November 3, 2021, the Company filed an amendment to our Amended and Restated Certificate of Incorporation with the Delaware Secretary of State, pursuant to which the Company’s name was changed from “Net Element, Inc.” to “Mullen Automotive Inc.”  In connection with the Name Change, The Nasdaq Stock Market, LLC (“Nasdaq Capital Market”) ticker symbol for the Company’s Common Stock changed from “NETE” to “MULN.”

On November 5, 2021 (the “Closing Date”), pursuant to the terms of the Merger Agreement, the Company closed the Merger whereby Merger Sub merged with and into the Mullen Automotive-California, with Mullen Automotive-California surviving as a wholly-owned subsidiary of the Company and changed its name to “Ottava Automotive Inc.” At the effective time of the Merger, each share of Mullen Automotive-California common stock, Mullen Automotive-California Series A Preferred Stock, Mullen Automotive-California Series B Preferred Stock and Mullen Automotive-California Series C Preferred Stock issued and outstanding immediately prior to the Merger, other than dissenting shares, were canceled and converted automatically into the right to receive a number of shares of Company Common Stock, Company Series A Preferred Stock, par value $0.001 ("Series A Preferred"), Series B Preferred Stock, par value $0.001 ("Series B Preferred"), and Series C Preferred Stock, par value $0.001 ("Series C Preferred"), as the case may be, determined in accordance with the Merger Agreement and as provided in Schedule A to the Merger Agreement. As a result, the Company issued an aggregate of 15,647,321 shares of Common Stock, 15,367 shares of Series A Preferred (which converts into

1,536,692 shares of Common Stock), 5,567,319 shares of Series B Preferred, and 4,973,093 shares of Series C Preferred. Pursuant to the Merger, an aggregate of 43,971,895 shares, which represented 85% of the combined company, were allocated to holders of Common Stock, Preferred Stock and reserved for issuance under outstanding warrants.

On the Closing Date, the board of directors of the Company (the “Board of Directors”) approved a change in the Company’s fiscal year end from December 31 to September 30, the fiscal year end of Mullen Automotive-California.

Also on the Closing Date, the Company filed a Second Amended and Restated Certificate of Incorporation (the “Second Amended and Restated Certificate of Incorporation”) with the Delaware Secretary of State of the State to effectuate the following changes, which were approved at a special meeting of the Company’s stockholders held on August 26, 2021 (the “Special Meeting”):

●	change the par value of and increase the number of authorized shares of Common Stock from 100,000,000 shares, par value $0.0001, to 500,000,000 shares, par value $0.001;
●	to change the par value and increase the number of authorized shares of preferred stock from 1,000,000, par value $0.01, to 58,000,000 shares, par value $0.001; (b) to authorize the issuance of up to 200,000 shares of Series A Preferred, which series carries 1,000 votes per share and converts into Common Stock on a 100-for-1 basis; (c) to authorize the issuance of up to 12,000,000 shares of Series B Preferred, which series carries one vote per share and converts into Common Stock on a 1-for-1 basis; and (d) to authorize the issuance of up to 40,000,000 shares of Series C Preferred, which series carries one vote per share and converts into Common Stock on a 1-for-1 basis;
●	classify the Board of Directors; and
●	other changes, including removal of the restriction on the right for stockholders to act by written consent.

Also on the Closing Date, and as contemplated by the terms of the Merger Agreement, Oleg Firer, John Roland, Jon Najarian, and Todd Raarup each resigned as a director of the Company (including any committee of the Board of Directors) and Jeffrey Ginsberg, Andrey Krotov, Vlad Sadovskiy, and Steven Wolberg resigned as officers of the Company. At such time, as approved at the Special Meeting, David Michery, Jerry Alban, Mary Winter, Kent Puckett, Mark Betor, William Miltner and Jonathan New became directors of the Company to serve until the annual meeting of the year designated to their respective Director Class and until their respective successors are duly elected and qualified. Furthermore, David Michery was appointed as Chief Executive Officer of the Company, Kerri Sadler was appointed as Chief Financial Officer of the Company, Jerry Alban was appointed as Chief Operating Officer of the Company, and Mary Winter was appointed as Secretary of the Company.

The foregoing description of the Merger and related transactions does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement dated July 20, 2021, as amended August 18, 2021, copies of which are filed as Exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on July 21, 2021 and August 19, 2021.

Human Capital Resources

Talent Attraction and Capability Assessment

In an environment where many employees are no longer bound to physical locations, where and how we source our talent is evolving. From a capability perspective, we are leveraging best practices in assessments and talent management to current capabilities and future pipeline while reinforcing a culture of belonging, empowerment, and innovation.

Diversity and Inclusion

We strive to attract a pool of diverse and exceptional candidates and support their career growth once they become employees. In addition, we seek to hire based on talent rather than solely on educational pedigree. We also believe that our ability to retain our workforce is dependent on our ability to foster an environment that is sustainably safe, respectful, fair, and inclusive of everyone and promotes diversity, equity and inclusion inside and outside of our business.

Our Employees

As of September 30, 2021, we employed 44 full-time employees based primarily in our headquarters and engineering offices, in Brea and Anaheim, California, respectively. A majority of our employees are engaged in automotive, finance, and engineering related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and file or furnish reports, proxy statements, and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, also are available free of charge on the investors section of our website at www.mullenusa.com when such reports are available on the SEC’s website. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on the investors section of our website.

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

Summary

Risks Related to Mullen’s Capital Requirements and Financial Condition

●	We have incurred significant losses since inception and we expect that we will continue to incur losses for the foreseeable future;
●	We will require substantial additional financing to effectuate our business plan;
●	We have not yet manufactured or sold any production vehicles to customers and may never develop or manufacture any vehicles;
●	Our limited operating history makes it difficult for us to evaluate our future business prospects;
●	Our auditor has expressed substantial doubt about our ability to continue as a going concern;
●	Certain of our lenders and the Internal Revenue Service have liens on our assets;
●	We have not paid, and do not plan to pay, cash dividends on our Common Stock, so any return on investment may be limited to the value of our Common Stock;
●	We have a substantial amount of debt; and
●	We may not generate sufficient cash to service all of our debt or refinance our obligations.

Risks Related to Mullen’s Business and Operations

●	We may not be able to develop, manufacture and obtain regulatory approvals for a car of sufficient quality to appeal to customers on schedule or at all;
●	Our currently planned vehicles rely on lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, potentially subjecting us to litigation, recall, and redesign risks;
●	The efficiency of a battery’s use will decline over time, which may negatively influence customers’ decisions whether to purchase an electric vehicle;
●	We rely on our original equipment manufacturers, suppliers and service providers for parts and components, any of whom could choose not to do business with us;
●	We will rely on complex machinery for our operations and production, which involve a significant degree of risk and uncertainty in operational performance and costs;
●	Complex software and technology systems need to be developed in coordination with vendors and suppliers, and there can be no assurance that such systems will be successfully developed;
●	We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of our vehicles, which could harm our business and prospects;
●	The inability of our suppliers, including single or limited source suppliers, to deliver components in a timely manner or at acceptable prices or volumes could have a material adverse effect on our business and prospects;
●	Financial distress of our suppliers could necessitate that we provide substantial financial support, which could increase our costs, affect our liquidity or cause production disruptions;
●	We have a limited operating history and face significant challenges as a new entrant into the automotive industry;
●	We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future, casting doubt on our ability to continue as a going concern;
●	Our business model is untested and we may fail to commercialize our strategic plans;
●	Our operating and financial results forecast relies on assumptions and analyses developed by us and may prove to be incorrect;
●	We may be unable to accurately estimate the supply and demand for our vehicles;
●	Increased costs or disruptions in supply of raw materials or other components could occur;
●	Our vehicles may fail to perform as expected;
●	Our services may not be generally accepted by our users;
●	The automotive market is highly competitive;
●	The automotive industry is rapidly evolving and demand for our vehicles may be adversely affected;
●	We may be subject to risks associated with autonomous driving technology;
●	Our distribution model is different from the predominant current distribution model for auto manufacturers;
●	Our future growth is dependent on the demand for and consumers’ willingness to adopt electric vehicles;
●	Government and economic incentives could become unavailable, reduced or eliminated;
●	Our failure to manage our future growth effectively;
●	Our failure to establish warranty reserves sufficient to cover future warranty claims;
●	We may not succeed in establishing, maintaining and strengthening the Mullen brand;
●	We will initially depend on revenue generated from a single model;
●	Doing business internationally creates operational and financial risks;
●	We are highly dependent on the services of David Michery, our Chief Executive Officer;
●	Our business may be adversely affected by labor and union activities;
●	We face risks related to health epidemics, including the recent COVID-19 pandemic;
●	Reservations for our vehicles are cancellable;
●	We may face legal challenges relating to direct sales to customers;
●	We face information security and privacy concerns;
●	We may be forced to defend ourselves against patent or trademark infringement claims and may be unable to prevent others from unauthorized use of our intellectual property;
●	Our patent applications may not issue as patents, the patents may expire, our patent applications may not be granted, and our rights may be contested;

●	We may be subject to damages resulting from unintended disclosure of trade secrets;
●	Our vehicles are subject to various safety standards and regulations that we may fail to comply with;
●	We may be subject to product liability claims;
●	We are, or may be subject to, anti-corruption, bribery, money laundering, and financial and economic laws;
●	Risk of failure to improve our operational and financial systems to support expected growth;
●	Risk of failure to build our financial infrastructure and improve our accounting systems and controls;
●	Our management has limited experience in operating a public company;
●	The concentrated voting control of David Michery, Mullen’s founder;
●	The priority of our debt over our Common Stock in the event of liquidation, dissolution or winding up;
●	The number of shares of Common Stock underlying our outstanding warrants and Preferred Stock is significant in relation to our currently outstanding Common Stock; and
●	The dearth of analyst coverage on Mullen.

Risk Factors

Risks Related to our Capital Requirements and Financial Condition

We have incurred significant losses since inception and we expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We have not been profitable since operations commenced, and we may never achieve or sustain profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as the electric vehicle (“EV”) industry. Development and deployment of EV technology and vehicles is a highly speculative undertaking and involves a substantial degree of risk. We have not yet commercialized any of our proposed EV products or generated any revenue from sales of such products. We have devoted significant resources to research and development and other expenses related to our ongoing operations.

We will require significant additional capital to continue operations and to execute on our current business strategy. Mullen cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our proposed products and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

We will require substantial additional financing to effectuate our business plan, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts or other operations.

For the years ended September 30, 2021 and 2020, we incurred net losses of $44.2 million and $30.2 million, respectively, and net cash used in operating activities was $17.5 million and $10.8 million, respectively. At September 30, 2021, we had an accumulated deficit of $150.4 million and a working capital deficit of $64.4 million. We will need significant capital to, among other things, conduct research and development, increase our production capacity and expand our sales and service network. We expect to continue to incur substantial operating losses for the next several years as we advance our product development and commercialization efforts. No substantial revenue from operations will likely be available until, and unless, such efforts are successful.

We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business, and that once our cars are in production our level of capital expenditures will be significantly affected by user demand for our products and services. The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We will likely need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner, or on terms that are acceptable to us, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. In particular, recent disruptions in the financial markets and volatile economic conditions could affect our ability to raise capital. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through public or private equity offerings, the ownership interest of our stockholders will be diluted, and the terms of any new equity securities may have preferential rights over our Common Stock and further may restrict our ability to obtain additional financing even if needed to continue operations. Further, the ability to fund our needs through equity issuances, warrants or convertible debt is or may be limited by covenants in certain of our existing and future funding or other agreements. If we raise additional capital through debt financing, we would have increased debt service obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures, or subject to specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business.

Additional capital may not be available when we need it, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate our establishment of sales and marketing, manufacturing or distribution capabilities, development activities or other activities that may be necessary to commercialize our proposed products or other development activities. We might not be able to obtain any funding, and we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations.

We have not yet manufactured or sold any production vehicles to customers and may never develop or manufacture any vehicles.

We have no experience as an organization in high volume manufacturing of the planned electric vehicles and we cannot assure you that us or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market our EVs. Even if we are able to successfully develop and sell or lease our vehicles, there can be no assurance that we will be commercially successful and achieve or sustain profitability. As a new entrant into our industry, we will face significant risks and challenges to our business and prospects, including, among other things, with respect to our ability to:

●	design and produce safe, reliable and quality vehicles on an ongoing basis;
●	obtain the necessary regulatory approvals in a timely manner;
●	build a well-recognized and respected brand;
●	establish and expand our customer base;
●	successfully market our vehicles and the other services we intend to provide;
●	properly price our services, including our charging solutions, financing and lease options, and successfully anticipate the take-rate and usage of such services by users;
●	successfully service our vehicles after sales and maintain a good flow of spare parts and customer goodwill;
●	establish and maintain our operational efficiency;
●	predict our future revenues and appropriately budget for our expenses;

●	attract, retain and motivate talented employees;
●	anticipate trends that may emerge and affect our business; and
●	anticipate and adapt to changing market conditions, including technological developments and changes in the competitive landscape.

If we fails to adequately address any or all of these risks and challenges, our business may be materially and adversely affected.

Our limited operating history makes it difficult for us to evaluate our future business prospects.

As we attempt to transition from research and development activities to commercial production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. There can be no assurance that our estimates related to the costs and timing necessary to complete design and engineering of our EVs and to tool our facilities will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. For example, the tooling required within our facilities may be more expensive to produce than predicted, or have a shorter lifespan, resulting in additional replacement and maintenance costs, which could have a material adverse impact on our results of operations and financial condition. Similarly, we may experience higher raw material waste in the composite process than we expect, resulting in higher operating costs and hampering our ability to be profitable.

In addition, market conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for our electric vehicles, and ultimately our success.

Our auditor has expressed substantial doubt about our ability to continue as a going concern.

The audit report on our financial statements for the years ended September 30, 2021 and 2020 includes an explanatory paragraph related to our recurring losses from operations and dependence on additional financing to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity financings or enter into strategic partnerships. Since our inception, we have financed our operations through convertible debt financings. We intend to continue to finance our operations through debt or equity financing and/or strategic partnerships. The failure to obtain sufficient financing or strategic partnerships could adversely affect our ability to achieve our business objectives and continue as a going concern.

Our senior lender has a security interest on all our assets and the Internal Revenue Service has liens on our assets, and if these lienholders foreclose, that would be detrimental to our business, our financial condition and our ability to continue as a going concern.

Our senior lender has a security interest on all of our assets. In addition, the Internal Revenue Service (the “IRS”) has liens of $3.8 million on our assets. We are in default on such loan. Should either our senior lender or the IRS foreclose, each could secure judgments against our assets. This would be materially detrimental to our business, our financial condition and our ability to operate as a going concern.

We have not paid cash dividends on our Common Stock in the past and do not expect to pay dividends on our Common Stock in the future. Any return on investment may be limited to the value of our Common Stock.

We have never paid cash dividends on our Common Stock and do not anticipate paying cash dividends in the near future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as the Board of Directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

We have a substantial amount of debt which is considered significant for a company of our size and which could adversely affect our financial condition and our ability to react to changes in our business.

As of September 30, 2021, we had an aggregate principal amount of debt outstanding of approximately $39.5 million. We believe that this is a substantial amount of indebtedness, which is considered significant for a company of our size and current level of operations. Our substantial debt could have important consequences to us. For example, it could:

●	make it more difficult for us to satisfy our obligations to the holders of our outstanding debt, resulting in possible defaults on and acceleration of such indebtedness;
●	require us to dedicate a substantial portion of any future cash flows from operations and from the issuance of equity or debt securities to make payments on our debt, which would reduce the availability of our cash flows to fund working capital, and capital expenditures or other general corporate purposes;
●	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations;
●	place us at a competitive disadvantage to our competitors with proportionately less debt for our size;
●	limit our ability to refinance our existing indebtedness or borrow additional funds in the future;
●	limit our flexibility in planning for, or reacting to, changing conditions in our business; and
●	limit our ability to react to competitive pressures or make it difficult for us to carry out capital spending that is necessary or important to our growth strategy.

Any of the foregoing impacts of our substantial indebtedness could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to generate sufficient cash to service all of our debt or refinance our obligations and we may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on our indebtedness or to refinance our obligations under our debt agreements, will depend on our financial and operating performance, which, in turn, will be subject to prevailing economic and competitive conditions and to the financial and business risk factors we face as described in this section, many of which may be beyond our control. We may not be able to achieve or maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures or planned growth objectives, seek to obtain additional equity capital or restructure our indebtedness. In the future, our cash flows and capital resources may not be sufficient for payments of interest on and principal of our debt, and such alternative measures may not be successful and may not permit us to meet scheduled debt service obligations. In addition, the recent worldwide credit crisis could make it more difficult for us to refinance our indebtedness on favorable terms, or at all. In the absence of such operating results and resources, we may be required to dispose of material assets to meet our debt service obligations. We may not be able to consummate those sales, or, if we do, we will not control the timing of the sales or whether the proceeds that we realizes will be adequate to meet debt service obligations when due.

Risks Related to our Business and Operations

We may be unable to develop, manufacture and obtain required regulatory approvals for a car of sufficient quality to appeal to customers on schedule or at all, or may be unable to do so on a large scale.

Our business depends in large part on our ability to develop, manufacture, market and sell or lease our EVs. Our ability to effectively compete in the EV market will depend in large part on our entry into the ESUV market through the offering of competitively priced vehicles to a wider variety of potential buyers.

We initially plan to manufacture vehicles in collaboration with one or more automotive component and engineering services suppliers, including large OEMs or tier-one automotive suppliers. We have not yet executed definitive supply or manufacturing agreements with any OEM or tier-one automotive supplier for the supply of parts for production of our initial proposed ESUVs or any of our other future vehicle offerings. If we are unable to negotiate and finalize such supply and manufacturing agreements with an OEM or a tier-one automotive supplier, we will not be able to produce any ESUVs and will not be able to generate significant revenue, or the vehicles may become more expensive to deliver with a higher bill of materials, which would have a material adverse effect on our business, prospects, operating results and financial condition.

The continued development and the ability to start manufacturing our vehicles are and will be subject to risks, including with respect to:

●	our ability to secure necessary funding;
●	our ability to accurately manufacture vehicles within specified design tolerances;
●	obtaining required regulatory approvals and certifications;
●	compliance with environmental, safety, and similar regulations;
●	securing necessary components, services, or licenses on acceptable terms and in a timely manner;
●	delays by we in delivering final component designs to our suppliers;
●	our ability to attract, recruit, hire, retain and train skilled employees;
●	quality controls that prove to be ineffective or inefficient;
●	delays or disruptions in our supply chain including raw material supplies;
●	our ability to maintain arrangements on reasonable terms with our manufacturing partners and suppliers, engineering service providers, delivery partners, and after sales service providers; and
●	other delays, backlog in manufacturing and research and development of new models, and cost overruns.

Our ability to develop, manufacture and obtain required regulatory approvals for a vehicle of sufficient quality to appeal to customers on schedule and on a large scale is unproven, and the business plan is still evolving. We may be required to introduce new vehicle models and enhanced versions of existing models. To date, we have limited experience, as a company, designing, testing, manufacturing, marketing and selling or leasing our electric vehicles and therefore cannot assure you that we will be able to meet customer expectations. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines would have a material adverse effect on our business, prospects, operating results and financial condition.

Our vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and, if such results occur, bodily injury or death could result and could subject us to lawsuit, product recalls, or redesign efforts.

The battery packs within our proposed vehicles will make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, once our vehicles are commercially available, a field or testing failure of battery packs in our vehicles could occur, which could result in bodily injury or death and could subject us to lawsuit, product recalls, or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of cobalt mining, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could seriously harm our business and reputation.

The efficiency of a battery’s use over time when driving electric vehicles will decline over time, which may negatively influence potential customers’ decisions whether to purchase an electric vehicle.

The cells used in EV battery modules degrade over time, influenced primarily by the age of the cells and the total energy throughput over the life of the EV. This cell degradation results in a corresponding reduction in the vehicle’s range. Although common to all EVs, cell degradation, and the related decrease in range, may negatively influence potential customer’s EV purchase decisions.

We are substantially reliant on our relationships with OEMs, suppliers and service providers for the parts and components in our vehicles, as well as for the manufacture of our initial vehicles. If any of these OEMs, suppliers or service partners choose to not do business with us, then we would have significant difficulty in procuring and producing our vehicles and our business prospects would be significantly harmed.

Collaboration with third parties for the manufacturing of vehicles is subject to risks with respect to operations that are outside our control. We could experience delays to the extent our current or future partners do not continue doing business with us or fail to meet agreed upon timelines, experience capacity constraints or otherwise are unable to deliver components or manufacture vehicles as expected. There is risk of potential disputes with partners, and we could be affected by adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. In addition, although we intend to be involved in material decisions in the supply chain process, given that we also rely on our partners to meet our quality standards, there can be no assurance that we will be able to maintain high quality standards.

We may in the future enter into strategic alliances, including joint ventures or minority equity investments, with various third parties to further our business purpose. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party, and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business.

We will rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We will rely heavily on complex machinery for our operations and our production will involve a significant degree of uncertainty and risk in terms of operational performance and costs. It is expected that our manufacturing plant will consist of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, difficulty or delays in obtaining governmental permits, damages or defects in electronic systems, industrial accidents, fire, and seismic activity and natural disasters. Should operational risks materialize, they may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

There are complex software and technology systems that need to be developed in coordination with vendors and suppliers in order to reach production for our EVs, and there can be no assurance such systems will be successfully developed.

Our vehicles will use a substantial amount of third-party and in-house software codes and complex hardware to operate. The development of such advanced technologies is inherently complex, and we will need to coordinate with our vendors and suppliers in order to reach production for our EVs. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop the necessary software and technology systems may harm our competitive position.

We are relying on third-party suppliers to develop a number of emerging technologies for use in our products, including solid-state polymer battery technology. These technologies are not today, and may not ever be, commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. In addition, the technology may not comply with the cost, performance useful life and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted, and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects, and results of operations.

We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of our vehicles, which could harm our business and prospects.

Any delay in the financing, design, manufacture, regulatory approval or launch of our vehicles, including entering into agreements for platform sharing, supply of component parts, and manufacturing, could materially damage our brand, business, prospects, financial condition and operating results and could cause liquidity constraints. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay the launch of our vehicles, our growth prospects could be adversely affected as we may fail to establish or grow our market share. We rely on third-party suppliers for the provision and development of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.

We will be dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles in a timely manner and at prices and volumes acceptable to us could have a material adverse effect on our business, prospects and operating results.

While we plan to obtain components from multiple sources whenever possible, many of the components used in our vehicles will be purchased by us from a single source. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. In addition, we could experience delays if our suppliers do not meet agreed upon timelines or experience capacity constraints.

Any disruption in the supply of components, whether or not from a single source supplier, could temporarily disrupt production of our vehicles until an alternative supplier is able to supply the required material. Changes in business conditions, unforeseen circumstances, governmental changes, and other factors beyond our control or which we do not presently anticipate, could also affect our suppliers’ ability to deliver components to us on a timely basis. Any of the foregoing could materially and adversely affect our results of operations, financial condition and prospects.

If any of our suppliers become economically distressed or goes bankrupt, we may be required to provide substantial financial support or take other measures to ensure supplies of components or materials, which could increase our costs, affect our liquidity or cause production disruptions.

We expect to purchase various types of equipment, raw materials and manufactured component parts from our suppliers. If these suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity or would have to take other measures to ensure components and materials remain available. Any disruption could affect’s our ability to deliver vehicles and could increase our costs and negatively affect our liquidity and financial performance.

We have a limited operating history and face significant challenges as a new entrant into the automotive industry, our vehicles are in development, and we do not expect our first vehicle to be produced until the second quarter of 2024, at the earliest, if at all.

We have a short operating history in the automobile industry, which is continuously evolving. We have no experience as an organization in high volume manufacturing of the planned EVs. We cannot assure you that us or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass-market future vehicles. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into our industry, including, among other things, with respect to our ability to:

●	design and produce safe, reliable and quality vehicles on an ongoing basis;
●	obtain the necessary regulatory approvals in a timely manner;
●	build a well-recognized and respected brand;
●	establish and expand our customer base;
●	properly price our services, including our charging solutions, financing and lease options, and successfully anticipate the take-rate and usage of such services by users;
●	successfully service our vehicles after sales and maintain a good flow of spare parts and customer goodwill;
●	improve and maintain our operational efficiency;
●	maintain a reliable, secure, high-performance and scalable technology infrastructure;
●	predict our future revenues and appropriately budget for our expenses;
●	attract, retain and motivate talented employees;
●	anticipate trends that may emerge and affect our business;
●	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
●	navigate an evolving and complex regulatory environment.

If we fail to adequately address any or all of these risks and challenges, our business may be materially and adversely affected.

We are an early-stage company with a history of losses and expects to incur significant expenses and continuing losses for the foreseeable future. There is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our vehicles. Even if we are able to successfully develop, manufacture, and sell or lease our vehicles, there can be no assurance that they will be commercially successful.

We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: design, develop and manufacture our vehicles; build up inventories of parts and components for our vehicles; increase our sales and marketing activities, including opening new Mullen Experience Centers; develop our distribution infrastructure; and, increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Our independent registered public accounting firm has included an emphasis of matter paragraph regarding our ability to continue as a going concern in its opinion on our September 30, 2021 consolidated financial statements due to insufficient capital for us to fund our operations.

Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses while establishing or entering new markets, setting up operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business model will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditures. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is no historical basis for making judgments on the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and operating results.

We could experience cost increases or disruptions in supply of raw materials or other components used in our vehicles. If we are unable to establish an arrangement for the sustainable supply of batteries for our vehicles, our business would be materially and adversely harmed.

We may be unable to adequately control the costs associated with our operations. We expect to incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. The prices for these raw materials fluctuate depending on factors beyond our control. Our business also depends on the continued supply of battery cells for our vehicles. We are exposed to multiple risks relating to availability and pricing of quality solid-state polymer battery cells and lithium-ion battery cells.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages, which would result in increased costs in raw materials to us or impact our prospects.

If our vehicles fail to perform as expected, our ability to develop, market, and sell or lease our electric vehicles could be harmed.

Once production commences, our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair, recalls, and design changes. Our vehicles will use a substantial amount of software code to operate and software products are inherently complex and often contain defects and errors when first introduced. We have a limited frame of reference by which to evaluate the long-term performance of our systems and vehicles. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. If any of our vehicles fail to perform as expected, we may need to delay deliveries or initiate product recalls, which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations.

Our services may not be generally accepted by our users. If we are unable to provide quality customer service, our business and reputation may be materially and adversely affected.

Our servicing may primarily be carried out through third parties certified by us. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that us or any of our proposed service partners will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we deliver increases.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automobile industry generally, and the electric vehicle segment, in particular, is highly competitive, and we will be competing for sales with both internal combustion engine (“ICE”) vehicles and other EVs. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their electric vehicles. We expect competition for electric vehicles to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service, and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results, and prospects.

The automotive industry and our technology are rapidly evolving and may be subject to unforeseen changes. Developments in alternative technologies, including but not limited to hydrogen, may adversely affect the demand for our electric vehicles.

We may be unable to keep up with changes in EV technology or alternatives to electricity as a fuel source and, as a result, our competitiveness may suffer. Developments in alternative technologies, such as advanced diesel, ethanol, fuel cells, or compressed natural gas, or improvements in the fuel economy of the ICE, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to successfully react to changes in existing technologies could materially harm our competitive position and growth prospects.

We may be subject to risks associated with autonomous driving technology.

It is expected that our proposed vehicles will be designed with connectivity for future installation of an autonomous hardware suite and we plan to partner with a third-party software provider in the future to implement autonomous capabilities. However, we cannot guarantee that we will be able to identify a third party to provide the necessary hardware and software to enable autonomous capabilities in an acceptable timeframe, on terms satisfactory to us, or at all. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on drive interactions, and drivers may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny, and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition, and growth prospects.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult. Our distribution model is not common in the automotive industry today. We plan to conduct vehicle sales directly to users rather than through dealerships. This model of vehicle distribution is relatively new and, with limited exceptions, unproven, and subjects us to substantial risk. For example, we will not be able to utilize long established sales channels developed through a franchise system to increase sales volume. Moreover, we will be competing with companies with well established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. If we are unable to achieve this, it could have a material adverse effect on our business, prospects, financial results and results of operations.

We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management is working to remediate our current material weaknesses and prevent potential future material weaknesses by hiring additional qualified accounting and financial reporting personnel, and further reviewing and enhancing our accounting processes. We may not be able to fully remediate any future material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are not able to maintain effective internal control over financial reporting, our financial statements and related disclosures may be inaccurate, which could have a material adverse effect on our business and our stock price.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt, electric vehicles.

Our future growth is dependent on the demand for, and upon consumers’ willingness to adopt electric vehicles, and even if electric vehicles become more mainstream, consumers choosing us over other EV manufacturers. Demand for electric vehicles may be affected by factors directly impacting automobile prices or the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition, and operating results.

In addition, the demand for our vehicles and services will highly depend upon the adoption by consumers of new energy vehicles in general and electric vehicles in particular. The market for new energy vehicles is still rapidly evolving, characterized by rapidly changing technologies, competitive pricing and competitive factors, evolving government regulation and industry standards, and changing consumer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

●	perceptions about EV quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, whether or not such vehicles are produced by us or other manufacturers;
●	range anxiety;
●	the availability of new energy vehicles, including plug-in hybrid EVs;
●	the availability of service and charging stations for EVs;
●	the environmental consciousness of consumers, and their adoption of EVs;
●	perceptions about and the actual cost of alternative fuel; and
●	macroeconomic factors.

Any of the factors described above may cause current or potential customers not to purchase EVs in general, and our EVs in particular. If the market for EVs does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be affected.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination, or discriminatory application of government subsidies and economic incentives because of policy changes, or the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle or for other reasons, may result in the diminished competitiveness of the alternative fuel and electric vehicle industry generally or our electric vehicles in particular. This could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition and operating results.

While certain tax credits and other incentives for alternative energy production, alternative fuel and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed.

In addition, we may apply for federal and state grants, loans and tax incentives under government programs designed to stimulate the economy and support the production of alternative fuel and electric vehicles and related technologies, and our ability to obtain funds or incentives from government sources is subject to the availability of funds under applicable government programs and approval of our applications to participate in such programs. The application process for these funds and other incentives will likely be highly competitive. We cannot assure you that we will be successful in obtaining any of these additional grants, loans and other incentives. If we are not successful in obtaining any of these additional incentives and we are unable to find alternative sources of funding to meet our planned capital needs, our business and prospects could be materially adversely affected.

If we fail to manage our future growth effectively, we may not be able to develop, manufacture, market and sell or lease our vehicles successfully.

We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, establishing facilities and experience centers, and implementing administrative infrastructure, systems and processes. In addition, because our electric vehicles are based on a different technology platform than traditional ICE vehicles, individuals with sufficient training in electric vehicles may not be available to be hired, and we will need to expend significant time and expense training employees we hire. We also require sufficient talent in additional areas such as software development. Furthermore, as we are a relatively young company, our ability to train and integrate new employees into our operations may not meet the growing demands of our business which may affect our ability to grow. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, operating results and financial condition.

For example, to manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers, cause harm to our reputation and brand and could also result in errors in our financial and other reporting.

Insufficient warranty reserves to cover future warranty claims could materially adversely affect our business, prospects, financial condition and operating results.

Once our cars are in production, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

We may not succeed in establishing, maintaining and strengthening the Mullen brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Once our cars are in production, our business and prospects will heavily depend on our ability to develop, maintain and strengthen the Mullen brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen the Mullen brand will depend heavily on the success of our marketing efforts. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Many of our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the European Union and China, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

We will initially depend on revenue generated from a single model and in the foreseeable future will be significantly dependent on a limited number of models.

We will initially depend on revenue generated from a single vehicle model and in the foreseeable future will be significantly dependent on a limited number of models. Historically, automobile customers have come to expect a variety of vehicle models offered in a manufacturer’s fleet and new and improved vehicle models to be introduced frequently. Given that for the foreseeable future our business will depend on a single or limited number of models, to the extent a particular model is not well-received by the market, our sales volume, business, prospects, financial condition, and operating results could be materially and adversely affected.

Doing business internationally creates operational and financial risks for our business.

Our business plan includes eventual expansion into other international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

We are highly dependent on the services of David Michery, our Chief Executive Officer.

We are highly dependent on the services of David Michery, our founder and Chief Executive Officer. Mr. Michery is the source of many, if not most, of the ideas and execution driving us. If Mr. Michery were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged.

Our business may be adversely affected by labor and union activities.

Although none of our employees are currently represented by a labor union, it is common throughout the automobile industry generally for many employees at automobile companies to belong to a union, which can result in higher employee costs and increased risk of work stoppages. We may also directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results.

We face risks related to health epidemics, including the recent COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

We face various risks related to public health issues, including epidemics, pandemics, and other outbreaks, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. The impact of COVID-19, including changes in consumer and business behavior, pandemic fears and market downturns, and restrictions on business and individual activities, has created significant volatility in the global economy and led to reduced economic activity. The spread of COVID-19 has also created a disruption in the manufacturing, delivery and overall supply chain of vehicle manufacturers and suppliers and has led to a global decrease in vehicle sales in markets around the world.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, stay-at-home or shelter-in-place orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our customers, suppliers, vendors and business partners, and may negatively impact our sales and marketing activities. In addition, various aspects of our business cannot be conducted remotely. These measures by government authorities may remain in place for a significant period of time and they are likely to continue to adversely affect our manufacturing plans, sales and marketing activities, business and results of operations.

The spread of COVID-19 has caused us to modify our business practices (including employee travel, recommending that all non-essential personnel work from home and cancellation or reduction of physical participation in sales activities, meetings, events and conferences), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, suppliers, vendors and business partners. The reduction of economic activity also disrupted some contractual obligations due to work stoppage requirements. Some employees chose the option to work from home rather than come to the office. As a result, there were some reductions in employee productivity, employee layoffs and employee salaries.

The extent to which the COVID-19 pandemic impacts our business, prospects and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and spread of the pandemic, our severity, the actions to contain the virus or treat our impact, and how quickly and to what extent normal economic and operating activities can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of our global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence as a result of the COVID-19 pandemic could have a material adverse effect on the demand for our vehicles. Under difficult economic conditions, potential customers may seek to reduce spending by forgoing our vehicles for other traditional options or may choose to keep their existing vehicles and cancel reservations.

There are no comparable recent events that may provide guidance as to the effect of the spread of COVID-19 and a pandemic, and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain.

Reservations for our vehicles are cancellable.

The potentially long wait from the time a reservation is made until the time the vehicle is delivered, and any delays beyond expected wait times, could impact user decisions on whether to ultimately make a purchase. Any cancellations could harm our financial condition, business, prospects, and operating results.

We may face legal challenges in one or more states attempting to sell directly to customers which could materially adversely affect our costs.

Our business plan includes the direct sale of vehicles to business customers, and potentially, to individual customers. Most, if not all, states require a license to sell vehicles within the state. Many states prohibit manufacturers from directly selling vehicles to customers. In other states, manufacturers must operate a physical dealership within the state to deliver vehicles to customers. As a result, we may not be able to sell directly to customers in each state in the United States.

For customers residing in states in which we will not be allowed to sell or deliver vehicles, we may have to arrange alternate methods of delivery of vehicles. This could include delivering vehicles to adjacent or nearby states in which we are allowed to directly sell and ship vehicles and arranging for the customer to transport the vehicles to their home states. These workarounds could add significant complexity, and as a result, costs, to our business.

Failure of information security and privacy concerns could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

We expect to face significant challenges with respect to information security and privacy, including the storage, transmission and sharing of confidential information. We will transmit and store confidential and private information of our customers, such as personal information, including names, accounts, user IDs and passwords, and payment or transaction related information.

We have adopted information security policies and deployed measures to implement the policies, including, among others, encryption technologies, and plans to continue to deploy additional measurers as we grow. However, advances in technology, an increased level of sophistication and diversity of our products and services, an increased level of expertise of hackers, new discoveries in the field of cryptography or other factors can still result in a compromise or breach of the measures that we use. If we are unable to protect our systems, and hence the information stored in our systems, from unauthorized access, use, disclosure, disruption, modification or destruction, such problems or security breaches could cause a loss, give rise to our liabilities to the owners of confidential information or even subject us to fines and penalties. In addition, complying with various laws and regulations could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business.

In addition, we will need to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018 and the State of California adopted the California Consumer Privacy Act of 2018 (“CCPA”). Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks.

Compliance with any additional laws and regulations could be expensive and may place restrictions on the conduct of our business and the manner in which we interact with our customers. Any failure to comply with applicable regulations could also result in regulatory enforcement actions against us, and misuse of or failure to secure personal information could also result in violation of data privacy laws and regulations, proceedings against us by governmental entities or others, and damage to our reputation and credibility, and could have a negative impact on revenues and profits.

Significant capital and other resources may be required to protect against information security breaches or to alleviate problems caused by such breaches or to comply with our privacy policies or privacy-related legal obligations. The resources required may increase over time as the methods used by hackers and others engaged in online criminal activities are increasingly sophisticated and constantly evolving. Any failure or perceived failure by us to prevent information security breaches or to comply with privacy policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, could cause our customers to lose trust in us and could expose us to legal claims. Any perception by the public that online transactions or the privacy of user information are becoming increasingly unsafe or vulnerable to attacks could inhibit the growth of online retail and other online services generally, which may reduce the number of orders we receive.

We may need to defend ourselves against patent or trademark infringement claims, and we may not be able to prevent others from unauthorized use of our intellectual property, which may be time-consuming and would cause us to incur substantial costs and harm our business and competitive position.

Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell, lease or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents or trademarks regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. Our applications and uses of trademarks relating to our design, software or artificial intelligence technologies could be found to infringe upon existing trademark ownership and rights. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease selling or leasing, incorporating certain components into, or using vehicles or offering goods or services that incorporate or use the challenged intellectual property;
●	pay substantial damages;
●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;
●	redesign our vehicles or other goods or services; or
●	establish and maintain alternative branding for our products and services.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

Further, we may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely or will rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take may not prevent misappropriation. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

Patent, trademark, and trade secret laws vary significantly throughout the world. A number of foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Therefore, our intellectual property rights may not be as strong or as easily enforced outside of the United States. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, prospects, financial condition and operating results.

Patent applications that we may file may not issue as patents and any patents that may be granted to us may expire and may not be extended, our rights may be contested, circumvented, invalidated or limited in scope, or our rights may not protect us effectively, all of which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to theirs.

We cannot be certain that we are the first inventor of the subject matter to which we may file a particular patent application, or if we are the first party to file such a patent application. If another party has filed a patent application for the same subject matter as we have, we may not be entitled to the protection sought by the patent application. Further, the scope of protection of issued patent claims is often difficult to determine. As a result, we cannot be certain that the patent applications that we file will issue, or that our issued patents will afford protection against competitors with similar technology. In addition, our competitors may design around our issued patents, which may adversely affect our business, prospects, financial condition or operating results.

We cannot assure you that we will be granted patents pursuant to any applications that we may file. Even if we file patent applications and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide we with meaningful protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and is developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed by other automotive companies or by suppliers to automotive companies. We may be subject to claims that us or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Our vehicles are subject to motor vehicle standards and substantial regulation, and the failure to satisfy such mandated safety standards or regulations, or unfavorable changes to such regulations, would have a material adverse effect on our business and operating results.

All vehicles sold must comply with international, federal, and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Failure by us to have our future model electric vehicle satisfy motor vehicle standards would have a material adverse effect on our business and operating results.

Additionally, our electric vehicles, and the sale of motor vehicles in general, are subject to substantial regulation under international, federal, state, and local laws. We expect to incur significant costs in complying with these regulations. Regulations related to the electric vehicle industry and alternative energy are currently evolving and we face risks associated with changes to these regulations.

To the extent the laws change, our vehicles may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected.

Internationally, there may be laws in jurisdictions we have not yet entered or laws we are unaware of in jurisdictions we have entered that may restrict our sales or other business practices. Even for those jurisdictions we have analyzed, the laws in this area can be complex, difficult to interpret and may change over time. Continued regulatory limitations and other obstacles interfering with our ability to sell or lease vehicles directly to consumers could have a negative and material impact on our business, prospects, financial condition and results of operations.

We may become subject to product liability claims, which could harm our financial condition and liquidity if we are not able to successfully defend or insure against such claims.

We may become subject to product liability claims, even those without merit, which could harm our business, prospects, operating results, and financial condition. The automobile industry experiences significant product liability claims and we face inherent risk of exposure to claims in the event our vehicles do not perform as expected or malfunction resulting in personal injury or death. Our risks in this area are particularly pronounced given we have limited field experience for our vehicles. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product liability claim could generate substantial negative publicity about our vehicles and business and inhibit or prevent commercialization of other future vehicle candidates, which would have material adverse effect on our brand, business, prospects and operating results. Any insurance coverage might not be sufficient to cover all potential product liability claims. Any lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our reputation, business and financial condition. We may not be able to secure additional product liability insurance coverage on commercially acceptable terms or at reasonable costs when needed, particularly if we do face liability for our products and are forced to make a claim under our policy.

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws, and non-compliance with such laws can subject us to administrative, civil and criminal fines and penalties, collateral consequences, remedial measures and legal expenses, all of which could adversely affect our business, results of operations, financial condition and reputation.

We are or will be subject to anti-corruption, anti-bribery, anti-money laundering, financial and economic sanctions and similar laws and regulations in various jurisdictions in which we conduct or in the future may conduct activities, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act 2010, and other anti-corruption laws and regulations. The FCPA and the U.K. Bribery Act 2010 prohibit us and our officers, directors, employees and business partners acting on our behalf, including agents, from corruptly offering, promising, authorizing or providing anything of value to a “foreign official” for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The FCPA also requires companies to make and keep books, records and accounts that accurately reflect transactions and dispositions of assets and to maintain a system of adequate internal accounting controls. The U.K. Bribery Act also prohibit non-governmental “commercial” bribery and soliciting or accepting bribes. A violation of these laws or regulations could adversely affect our business, results of operations, financial condition and reputation. Our policies and procedures designed to ensure compliance with these regulations may not be sufficient and our directors, officers, employees, representatives, consultants, agents, and business partners could engage in improper conduct for which we may be held responsible.

Non-compliance with anti-corruption, anti-bribery, anti-money laundering or financial and economic sanctions laws could subject us to whistleblower complaints, adverse media coverage, investigations, and severe administrative, civil and criminal sanctions, collateral consequences, remedial measures and legal expenses, all of which could materially and adversely affect our business, results of operations, financial condition and reputation. In addition, changes in economic sanctions laws in the future could adversely impact our business and investments in our shares.

Failure to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.

To manage the expected growth and increasing complexity of our operations, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense reco0gntion for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers, cause harm to our reputation and brand and could also result in errors in our financial and other reporting.

Failure to build our finance infrastructure and improve our accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the regulations of the Nasdaq CM, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. Commencing with our fiscal year ending the year in which the Merger Agreement is completed, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing for that year, as required by Section 404 of the Sarbanes-Oxley Act. Prior to the Closing, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

We anticipate that the process of building our accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. We expect that we will need to implement a new internal system to combine and streamline the management of our financial, accounting, human resources and other functions. However, such a system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management’s attention. In addition, we may discover additional weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we are unable to maintain proper and effective internal controls, we may not be able to produce timely and accurate financial statements. If we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and we could be subject to sanctions or investigations by the Nasdaq CM, the SEC or other regulatory authorities.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the combined company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations, which will increase our operating costs in future periods.

The voting structure of our Preferred Stock has the effect of concentrating voting control with David Michery, our founder. Until the voting rights of the Series A Preferred Stock are reduced, this will limit or preclude stockholders’ ability to influence corporate matters, including the outcome of important transactions, including a change in control.

Shares of our Series A Preferred currently have 1,000 votes per share and convert into our Common Stock on a 100-for-1 basis, while shares of our Series B and Series C Preferred and Common Stock have one vote per share. David Michery, our founder and Chief Executive Officer, holds substantially all of the issued and outstanding shares of our Series A Preferred and currently holds voting power over the Series B and Series C Preferred. Accordingly, Mr. Michery holds approximately 73% of the voting power of our capital stock. As such, Mr. Michery is able to control or exert significant influence over matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Michery may have interests that differ from yours and may vote in a way with which you disagree, and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company, and might ultimately affect the market price of shares of our Common Stock.

All of our debt obligations and our senior equity securities will have priority over our Common Stock with respect to payment in the event of liquidation, dissolution or winding up, and our outstanding senior securities restrict our ability to pay dividends on our Common Stock.

If we were to liquidate, dissolve or wind up, our Common Stock would rank below all debt claims against us and claims of all of our outstanding shares of preferred stock. As a result, holders of Common Stock of the combined company will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the combined company until after all our obligations to our debt holders have been satisfied and holders of senior equity securities have received any payment or distribution due to them.

In addition, our Certificate of Incorporation currently requires us to pay substantial monthly dividends on our Series C Preferred in cash or in stock. Although we can pay such amount in shares of our Common Stock, the issuance of additional shares may dilute the company’s equity and adversely affect the trading price of shares of our Common Stock.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our Common Stock will depend on the research and reports that securities or industry analysts publish about us or our business. Currently, we do not have any analyst coverage and may not obtain analyst coverage in the future. In the event we obtain analyst coverage, we will not have any control over such analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, our share price would likely decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters is located in Brea, California, where we occupy facilities totaling approximately 24,730 rentable square feet under a sublease that expires in March 2026 with lease payments of $33,136 per month. We use these facilities primarily for our management, technology, product design, sales and marketing, finance, legal, human resources, general administrative and information technology teams.

We own a manufacturing facility located in Tunica, Mississippi, which was purchased in November 2021. Further manufacturing facilities must be acquired or developed in order to meet our anticipated manufacturing needs. It is currently anticipated that such facilities will also be located in Tunica, MS.

We believe that our current facilities are suitable and adequate for our present purposes, and we anticipate that we will be able to extend our existing leases on terms satisfactory to us or relocate to new facilities on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS.

Mullen Technologies, Inc. v. Qiantu Motor (Suzhou) Ltd.

This claim was filed in the United States District Court for the Southern District of California (Case No. 3:19-cv-01979-W-DEB) on October 11, 2019. This matter arises out of contract dispute between Mullen and Qiantu related to the engineering, design, support, and homologation of Qiantu’s K50 vehicle by Mullen. On July 1, 2020, the court ordered this matter to arbitration. It was submitted to the American Arbitration Association on February 9, 2020, for arbitration in Denver, Colorado. Mullen filed its Demand for Arbitration on February 16, 2021. Arbitration proceedings were then stayed for 90 days to accommodate settlement discussions. On November 3, 2021, Qiantu filed an Arbitration Answering Statement and Counterclaim or Joinder/Consolidation Request. Mullen is in the process of preparing a response. This matter is set for hearing on August 1, 2022.

4Wall Entertainment, Inc. v. Mullen Technologies, Inc.

This claim was filed in the Orange County Superior Court (Case No. 30-2021-01191251-CU-BC-CJC) on March 23, 2021. The matter arises out of the alleged breach of an equipment lease. Mullen filed its Answer to the Complaint on May 6, 2021. It is set for jury trial on October 11, 2022.

Mullen Technologies, Inc., et al. v. Scott LaRue, et al.

This claim was filed in the Orange County Superior Court (Case No. 30-2021-01200080-CU-MC-CJC) on May 5, 2021. The matter arises out of an alleged breached contract. This matter has been settled and is expected to be dismissed by the court shortly. There is a Case Management Conference and Order to Show Cause re: Dismissal hearing set for January 3, 2022.

The GEM Group

This claim arises out an alleged breached Securities Purchase Agreement dated November 13, 2020. On November 9, 2021, the parties appointed an arbitrator. There are currently no future hearings or appearances scheduled for this matter.

IBM v. Mullen Technologies, Inc.

This claim was filed in the Supreme Court of the State of New York, County of Westchester (Index No. 57306/2019) on May 7, 2019. The matter arises out of an alleged breach of contract and an account unstated. On September 24, 2019, IBM filed a Motion for Summary Judgment. The court granted IBM’s Motion for Summary Judgment as it relates to liability, but denied as to damages on April 21, 2020. The court conducted inquest proceedings on the issue of damages on April 21, 2021. The court entered its judgment on December 1, 2021. Mullen filed a Notice of Appeal on December 2, 2021. There are currently no future hearings or appearances scheduled for this matter.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock began trading on The NASDAQ Capital Market under the symbol “NETE” on October 3, 2012. In connection with the Name Change, the ticker symbol for the Company’s Common Stock changed from “NETE” to “MULN” at the opening of trading on November 5, 2021.

Holders

As of September 30, 2021, our Common Stock was held by 1,067 registered shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company.

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

Recent Sales of Unregistered Securities

Sale of Unregistered Securities

Information required by Item 701 of Regulation S-K as to other unregistered equity securities we sold during the period covered by this Report that were not registered under the Securities Act has been previously reported in the Company’s Current Reports on Form 8-K filed with the Commission, in addition to the following:

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 31, 2021, in January 2021, we issued 200,000 shares of our Common Stock in exchange for a tranche of $1,960,000 aggregate amount, less any fees, of certain RBL promissory notes purchased by ESOUSA pursuant to the ESOUSA Agreement. Such shares of Common Stock were issued to ESOUSA under an exemption from the registration requirements of the Securities Act in reliance upon Section 3(a)(9) of the Securities Act. See Note 8 to the condensed consolidated financial statements for additional information.

On November 4, 2021, we received debt financing through MTI entering into an unsecured $1.1 million convertible note agreement with JADR Consulting Group PTY Limited. The convertible note is issued at OID of 10% ($0.1 million); carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 417,375 shares of MAI common stock.  The warrant exercise price is $8.84 per common share and expires five years from the date of issuance. The number of shares issuable upon conversion of the conversion amount (principal and accrued interest) is determined according to the formula:  Conversion Amount/Conversion Price ($8.83), subject to certain adjustments.  However, upon conversion, JADR Consulting Group PTY Limited (together with its affiliates) is limited to a 9.9% ownership cap in shares of MTI’s common stock then outstanding, after giving effect to the

issuance of common stock issuable upon exercise of the warrants.   The convertible note and warrants were issued pursuant to and in accordance with the exemption from registration under the Securities Act under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.

On November 4, 2021, the Company received debt financing through MTI entering into an unsecured $110K convertible note agreement with Michael Friedlander. The convertible note is issued with OID of 10% or $10K; carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 30,872 shares of MAI common stock.  The warrant exercise price is $8.84 per common share and expires five years from the date of issuance. The number of conversions shares issuable upon conversion of the conversion amount (principal and accrued interest) shall be determined according to the formula:  Conversion Amount/Conversion Price ($8.83), subject to certain adjustments. However, upon conversion, Michael Friedlander (together with his affiliates) is limited to a 9.9% ownership cap in shares of MTI’s common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.  The convertible note and warrants were issued pursuant to and in accordance with the exemption from registration under the Securities Act under Section 4(a)(2) and/or Regulation D promulgated under the Securities Act.

Issuer Purchases of Equity Securities

For the three months ended September 30, 2021, we did not repurchase any shares of our Common Stock.

ITEM 6. [RESERVED]

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

In connection with the Merger Agreement (as defined below), and as disclosed in our Current Report on Form 8-K filed with the SEC on November 12, 2021, our fiscal year end has changed from December 31 to September 30, effective for our fiscal year ended September 30, 2021. As a result, and unless otherwise indicated, references to our fiscal year 2021 and prior years mean the fiscal year ended on September 30 of such year.

Basis of Presentation

As a pre-revenue company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States and our historical results are reported under accounting principles generally accepted in the United States ("GAAP" or "U.S. GAAP") and in United States ("U.S.") dollars. Upon commencement of commercial operations, we expect to expand our operations substantially into the European Union ("E.U.") and, as a result, we expect our future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in our historical financial statements. As a result, we expect that the financial results our reports for periods after we begin commercial operations will not be comparable to the financial results included in this Annual Report.

Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Revenues

We have not begun commercial operations and do not currently generate any revenue. Once we commence production and commercialization of our vehicles, we expect that the significant majority of our revenue will be initially derived from direct sales of Sport Utility Vehicles ("SUVs") and, subsequently, from flexible leases of our electric vehicles ("EVs").

Cost of Goods Sold

To date, we have not recorded cost of goods sold, as we have not recorded commercial revenue. Once we commence the commercial production and sale of our EVs, we expect cost of goods sold to include mainly vehicle components and parts, including batteries, direct labor costs, amortized tooling costs, and reserves for estimated warranty expenses.

General and Administrative Expense

General and administrative (“G&A”) expenses include all non-production expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses and other expenses. Advertising costs are expensed as incurred and are included in G&A expenses. We expense advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.”

Research and Development Expense

To date, our research and development expenses have consisted primarily of external engineering services in connection with the design of our initial EV and development of the first prototype. As we ramp up for commercial operations, we anticipate that research and development expenses will increase for the foreseeable future as we expand our hiring of engineers and designers and continues to invest in new vehicle model design and development of technology.

Income Tax Expense / Benefit

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets because we believe the recoverability of the tax assets is not more likely than not.

Results of Operations

Comparison of the Year Ended September 30, 2021 to the Year Ended September 30, 2020

The following table sets forth our historical operating results for the periods indicated:

	Year Ended
	September 30,
				%
	2021	2020	$Change	Change

	(dollar amounts in thousands, except percentages)
Operating costs and expenses:
General and administrative	$19,394	$10,427	$8,846	84.84%
Research & development	3,009	1,667	1,342	80.50%
Total operating costs and expenses	22,403	12,094	10,188	84.24%
Loss from operations	(22,403)	(12,094)	(10,188)	84.24%

Other income (expense):
Interest expense	(22,728)	(18,094)	(4,634)	25.61%
Gain on extinguishment of debt	891	—	891	100.00%
Loss on disposal of fixed assets	—	—	—%
Other income (expense), net	—	10	(10)	100.00%
Total other income (expense)	(21,838)	(18,084)	(3,753)	20.75%
Net loss	$(44,241)	$(30,178)	$(13,940)	46.20%

General and Administrative

General and administrative expenses increased by $8.8 million or 84.8% from $10.4 million in the twelve months ended September 30, 2021 to $19.4 million in the twelve months ended September 30, 2021, primarily due to increases in professional services, marketing, and payroll related expenses with the growth of personnel and resources.

Research and Development

Research and development expenses increased by $1.3 million or 80.5% from $1.7 million through the twelve months ended September 30, 2020 to $3.0 million through the twelve months ended September 30, 2021. During the year, there was minimal activity due to the COVID-19 pandemic. Research and Development costs are expensed as incurred. Research and development expenses primarily consist of the Mullen FIVE EV show car development and are primarily comprised of personnel-related costs for employees and consultants.

Interest Expense

Interest expense increased by $4.6 million or 25.6% from $18.1 million through the twelve months ended September 30, 2020 to $22.7 million through the twelve months ended September 30, 2021, primarily due to an increase in convertible debt.

Gain on extinguishment of debt

During November 2020, the U.S. Small Business Administration (“SBA”) approved the CARES Act loan forgiveness amount of $875,426 in principal and accrued interest on November 20, 2020.

Net Loss

Net loss was $44.2 million for the twelve months ended September 30, 2021, an increase of $14 million or 46.2% from $30.2 million in the twelve months ended September 30, 2020, mainly for the reasons discussed above.

Liquidity and Capital Resources

As of the date of this Annual Report, we have yet to generate any revenue from our business operations. To date, we have funded our capital expenditure and working capital requirements through equity and debt capital, as further discussed below. Our ability to successfully commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

As of September 30, 2021, our cash and cash equivalents amounted to $0.04 million and our total debt amounted to $39.5 million, of which $3.8 million is owed to the IRS and other tax jurisdictions related to payroll taxes and sales and use taxes.

We agreed to sell $20 million of Series C Preferred with warrants to an unaffiliated investor immediately prior to the Effective Time of the Merger at a per share exercise price of $0.6877, subject to adjustment in accordance with the terms of the Merger Agreement. Mullen and the investor are negotiating an amendment to such agreement whereby such amount may be increased to an aggregate of $60 million by mutual agreement of Mullen and the investor. In addition, we entered into an agreement with ESOUSA to provide us with a $30.0 million equity line of credit on September 1, 2021 and a $15 million note receivable with CEOcast, Inc. on October 8, 2021.

We received $7.4 million in net proceeds from the Net Element merger transaction. We also received an additional $10.6 million in convertible notes from TDR Capital and JADR Consulting Group Pty Limited.

As part of our agreement with NASDAQ, the Company must complete a qualified offering within six months after regulatory approval. Additionally, the Company has committed to file a registration statement for the Series B and Series C shares, which are expected to result in the increase of common shares outstanding and enhance market capitalization.

We expect our capital expenditures and working capital requirements to increase substantially in the near term, as we seek to produce our initial EVs, develop our customer support and marketing infrastructure and expand our research and development efforts. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects. See Note 1 to the audited consolidated financial statements included elsewhere in this Annual Report.

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness and Common Stock. Short-term debt comprises a significant component of our funding needs. Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year of more.

Short and Long-Term Debt

The short-term debt classification primarily is based upon loans due within twelve-months from the balance sheet date, in addition to loans that have matured and remain unpaid. Management plans to renegotiate matured loans with creditors for favorable terms, such as reduce interest rate, extend maturities, or both; however, there is no guarantee favorable terms will be reached. Until negotiations with creditors are resolved, these matured loans remain outstanding and will be classified within short-term debt on the balance sheet. Interest and fees on loans are being accounted for within accrued interest. The loans are secured by substantially all the Company’s assets. Several principal shareholders have provided loans to and hold convertible debt of the Company and are related parties.

The following is a summary of our debt as of September 30, 2021:

	Net Carrying Value
	Unpaid Principal		Long-Term	Contractual	Contractual
Type of Debt	Balance	Current		Interest Rate	Maturity
Matured Notes	$5,838,591	$5,838,591	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	23,831,912	23,831,912	—	28.00%	2021 – 2022
Demand Note	500,000	500,000	—	27.00%	2020
Convertible Unsecured Notes	15,932,500	15,932,500	—	15.00%-20.00%	2021 - 2022
Real Estate Note	283,881	36,269	247,612	5.00%	2023
Loan Advances	1,122,253	1,122,253	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(8,060,555)	(8,060,555)	—	NA	NA
Total Debt	$39,448,582	$39,200,970	$247,612	NA	NA

The following is a summary of our debt as of September 30, 2020:

	Net Carrying Value
	Unpaid Principal		Long-Term	Contractual	Contractual
Type of Debt	Balance	Current		Interest Rate	Maturity
Matured Notes	$4,828,450	$4,828,450	$—	0.00% - 15.00%	2016 - 2019
Promissory Notes	25,288,063	25,288,063	—	0.00% - 28.00%	2021 – 2022
Demand Note	500,000	500,000	—	27.00%	2020
Convertible Unsecured Notes	1,867,500	1,867,500	—	20.00%	2021-2022
Real Estate Note	318,384	34,503	283,881	5.00%	2023
Loan Advances	1,931,017	1,931,017	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(1,401,062)	(1,401,062)	—	NA	NA
Total Debt	$33,332,352	$33,048,471	$283,881	NA	NA

Cash Flows

The following table provides a summary of Mullen’s cash flow data for the years ended September 30, 2021 and 2020:

	Years Ended September 30,
	2021	2020

	(dollar amounts in thousands)
Net cash used in operating activities	$(17,522)	$(10,781)
Net cash used in investing activities	(162)	(567)
Net cash provided by financing activities	17,693	9,160

Cash Flows used in Operating Activities

Our cash flow used in operating activities to date has been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As we continue to ramp up hiring ahead of starting commercial operations, we expect our cash used in operating activities to increase significantly before we starts to generate any material cash flow from our business.

Net cash used in operating activities was $17.5 million in the twelve months ended September 30, 2021, an increase from $10.8 million net cash used in the twelve months ended September 30, 2020.

Cash Flows used in Investing Activities

Our cash flows used in investing activities, to date, have been comprised mainly of purchases of equipment and have not been material. We expect these costs to increase substantially in the near future as we ramp up activity ahead of commencing commercial operations.

Net cash used in investing activities was $0.2 million in the year ended September 30, 2021, a decrease from $0.6 million used in investing activities the year ended September 30, 2020.

Cash Flows provided by Financing Activities

Through September 30, 2021, we have financed our operations primarily through the issuance of convertible notes and equity securities.

Net cash provided by financing activities was $17.7 million for the year ended September 30, 2021 primarily due to issuance of notes payable, as compared to $9.2 million net cash provided by financing activities for the year ended September 30, 2020, which included (i) $12.8 million net proceeds from issuance of notes payable; (ii) $4.8 million in net proceeds from issuance of Common Stock which was partially offset by $.6 million of payments of notes payable; (iii) $.7 million in proceeds to issue preferred C shares.

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of September 30, 2021, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended September 30,	Payments
2022	$1,213,728
2023	1,157,693
2024	824,287
2025	436,155
2026	222,787
2027 and Thereafter	—
Total Future Minimum Lease Payments	$3,854,650

We currently lease our headquarters space in the Los Angeles area under a single lease classified as an operating lease expiring in March 2026. We have not executed any binding agreement for leases beyond 2026.

Scheduled Debt Maturities

The following are scheduled debt maturities as of September 30, 2021:

Years Ended December 31,
	2021	2022	2023	2024	2025	2026	Thereafter	Total
Total Debt	$39,200,970	$—	$247,612	$—	$—	$—	$—	$39,448,582

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these financial statements, our managemnet is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Management considers an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements.

Our significant accounting policies are described in Note 3 to the audited consolidated financial statements included elsewhere in this Annual Report. Because we are a pre-revenue company without commercial operations, management believes it does not currently have any critical accounting policies or estimates. Management believes that the accounting policies most likely to become critical in the near future are those described below.

Stock-Based Compensation and Common Stock Valuation

We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. Our management reverses previously recognized costs for unvested options in the period that forfeitures occur. Mullen determines the fair value of stock options using the Black-Scholes option pricing model, which is impacted by the following assumptions:

●	Expected Term—We use the simplified method when calculating the expected term due to insufficient historical exercise data.
●	Expected Volatility—As our shares were not actively traded during the periods presented, the volatility is based on a benchmark of comparable companies within the automotive and energy storage industries.
●	Expected Dividend Yield—The dividend rate used is zero as we have never paid any cash dividends on Common Stock and does not anticipate doing so in the foreseeable future.
●	Risk-Free Interest Rate—The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Common Stock Valuations

The grant date fair value of our Common Stock (pre-merger with Net Element) was typically be determined by our board of directors with the assistance of management and a third-party valuation specialist. Given our pre-revenue stage of development, management believed that an Option Pricing Model (“OPM”) was the most appropriate method for allocating enterprise value to determine the estimated fair value of our Common Stock. Application of the OPM involved the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events. Once Mullen’s stock became publicly traded, the Board of Directors elected to determine the fair value of our post-merger Common Stock based on the closing market price the day before the date of grant.

Recent Accounting Pronouncements

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU will be effective for fiscal years beginning after December 15, 2021, (December 15, 2023 for smaller reporting companies). We have issued debt and equity instruments, the accounting for which could be impacted by this update. Company management is evaluating the impact this guidance on our financial condition and results of operations.

In July 2021, the FASB issued ASU No. 2021-05, Lessors – Certain Leases with Variable Lease Payments (Topic 842). The amendments in this update affect lessors with lease contracts that have (1) have variable lease payments that do not depend on a reference index or a rate, and (2) would have resulted in the recognition of a selling loss at lease commencement if classified a sales-type or direct financing. The ASU will be effective for fiscal years beginning after

December 15, 2021. Company management is evaluating the impact this guidance will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements and notes thereto and the reports of the independent registered public accounting firm are filed as part of this Report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Management has designed disclosure controls and procedures that reasonably enable the management including the CEO and CFO to deliberate and take timely decisions regarding required disclosure.

As required by the SEC Rules 13a-15(b) and 15d-15(b), we are obligated to carry out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Management has not been in a position to make its assessment regarding internal control over financial reporting due to the circumstances described in detail below. Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as we determined that the Company is currently similarly situated to a newly public company due to the relatively recent closing of the Merger, which was accounted for as a reverse merger transaction, in which Mullen Automotive-California is treated as the acquirer for financial accounting purposes. In making this determination, we have considered the timing and effects of the Merger, which closed on November 5, 2021, and after which, there was a complete change in the business, operations, accounting, board of directors and executive management of the Company and all of the business of the Company was that of Mullen Automotive-California. As a result, the internal controls and related material weaknesses previously reported related to the Company’s prior business and no longer exist with respect to the Company’s current business. Management was not in a position to conduct an assessment because of the impending reverse merger transaction which was at an advanced stage at year end. We plan to file our first assessment regarding internal control over financial reporting in the Annual Report on Form 10-K for the year ending September 30, 2022.

Changes in Internal Control over Financial Reporting

Other than what has been described above, there were no changes in our internal control over financial reporting that occurred during the year ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Internal Control over Financial Reporting

Because of their inherent limitations, our disclosure controls and procedures and our internal control over financial reporting may not prevent material errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to risks, including that the controls may become inadequate because of changes in conditions or that the degree of compliance with our policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

On July 23, 2021, we entered into a First Amendment to Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions dated March 9, 2021 and to Lease dated April 28, 2021 with Saleen Motors International, LLC  (collectively, the Purchase Agreement”). Pursuant to the Purchase Agreement, we agreed to purchase an EV car manufacturing facility in Tunica, Mississippi for a purchase price of $12.0 million. The purchase of the manufacturing facility closed on November 12, 2021.

On September 17, 2021, we entered into a one-year Consulting Agreement with Preferred Management Partners Inc. (“PMP”) pursuant to which PMP has agreed to resume negotiations with Quiantu Motor Cars to enable us to procure the complete intellectual property ownership rights related to the K-50 automobile. As compensation for these services, we agreed to issue 750,000 shares of Common Stock to PMP, with a conditional issuance of an additional 750,000 shares of Common Stock if PMP is successful in our obtaining the intellectual property rights.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Name	Age	Position	Director Class
David Michery	55	Chief Executive Officer, President and Chairman of the Board	Class I
Kerri Sadler	57	Chief Financial Officer
Jerry Alban	65	Chief Operating Officer and Director	Class I
Calin Popa	59	President—Ottava Automotive
Mary Winter	30	Secretary and Director	Class I
Kent Puckett	58	Director	Class II
Mark Betor	65	Director	Class II
William Miltner	59	Director	Class III
Jonathan New	61	Director	Class III

On November 5, 2021, upon the filing of the Second Amended and Restated Certificate of Incorporation, the Company’s Board of Directors was classified into three classes with staggered three-year terms (with the exception of the expiration of the initial terms of the Class I and Class II directors). Pursuant to this amendment to our Charter, our Board is now classified into three classes with staggered three-year terms (with the exception of the initial Class I and Class II directors), designated as follows:

●	Class I - David Michery, Jerry Alban, and Mary Winter, whose terms will expire at our first annual meeting of stockholders to be held after consummation of the Merger;
●	Class II - Kent Puckett and Mark Betor, whose terms will expire at our second annual meeting of stockholders to be held after consummation of the Merger; and
●	Class III - William Miltner and Jonathan New whose terms will expire at our third annual meeting of stockholders to be held after consummation of the Merger.

At each annual meeting of stockholders to be held after the initial classification, the successors to directors whose terms expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until the successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in Mullen’s control of management. These directors may be removed for cause by the affirmative vote of the holders of at least two-thirds (2/3) of Mullen’s voting stock.

David Michery has served as the Chairman of the Board, President and Chief Executive Officer of the Company since the closing of the Merger and held those same positions at Mullen Technologies since its inception in 2018. His automotive experience began with the acquisition of Mullen Motor Company in 2012. Mr. Michery brings over 25 years within executive management, marketing, distressed assets, and business restructuring. He acquired the assets of Coda Automotive, formerly an independent EV manufacturer, through bankruptcy as an entryway into the EV business. We believe that Mr. Michery is qualified to serve as a director because of his operational and historical expertise gained from serving as our Chief Executive Officer, and his experience within various businesses, including automotive.

Kerri Sadler was appointed Chief Financial Officer of Mullen Technologies Inc. in October 2021.  Previously, she served as the internal consultant and interim CFO while leading the finance and accounting team through annual audits, financial reviews. Ms. Sadler has domestic and international experience, which spans commercial and investment banking, automotive, and trading/treasury activities.  From 2016 to present, she has worked with emerging growth companies in developing their finance and accounting departments, the list of clients include Apollo Global Management, Faraday Future, and Mullen Technologies.  Within middle and senior manager roles, Ms. Sadler has worked for KPMG Consulting, Credit Suisse, and Toyota Financial Services.  Her career began with the Federal Deposit Insurance Corporation (FDIC) as a bank examiner/regulator.

Jerry Alban has served as the Chief Operating Officer of the Company since the closing of the Merger and held the same position at Mullen Technologies since June 2021. Prior to that position, he served as Chief Financial Officer at Mullen Technologies from April 2018 until November 2021. Mr. Alban also served as an internal consultant for the Company since January 2018. He brings 35 years of experience within private and public accounting, with the last 20 years serving in senior and executive management roles that spans controlling, processes, financial reporting and M&A activity. Mr. Alban has two undergraduate degrees, B.S. in Accounting from Central Washington University and B.S. in Forestry from Washington State University. We believe that Mr. Alban is qualified to serve as a director because of his experience gained from serving as Chief Financial Officer, and his finance and accounting expertise.

Calin Popa has served as President of the Automotive Electric Vehicles Division of Mullen Technologies since 2017. He has 34 years of experience within the automotive industry. Previously, Mr. Popa was Vice President of Manufacturing Engineering at Karma Automotive, LLC, f/k/a Fisker Automotive, from 2010 to 2017. Mr. Popa has held senior positions within product development, vehicle launch and manufacturing at well-known companies, including MAN, Ford, and Chrysler.

Mary Winter has served as director of the Company since the closing of the Merger and has been a director of Mullen Technologies since 2018. Ms. Winter has been an integral part of Mullen since inception. She currently serves as the Secretary of the Company and Board of Directors. Formerly, she was the Vice President of Operations for Mullen Technologies since 2014. We believe that Ms. Winter is qualified to serve as a director because of her business and operational knowledge of Mullen Technologies.

Kent Puckett has served on Mullen Technologies’ Board of Directors since 2018, serving as the Audit Committee Chair during that time. Previously, he served as the Chief Financial Officer of Mullen Technologies from 2012 to 2018. Mr. Puckett has many years of experience as a CFO with a proven track record of establishing cross-functional partnerships to deliver stellar results. He has led many companies in their audit and disclosure requirements, creating operations, marketing, and sales division budgets of multi-million dollars, and being accountable for the allocation of resources to exceed profit and sales goals. Mr. Puckett has a B.S. in Business Administration from Pensacola Christian College, and Advanced Studies in Management, Finance, Compliance, Insurance, Financial Consulting, Taxation and Financial Reporting, with an emphasis on Public Companies reporting and audit requirements. We believe that Mr. Puckett is qualified to serve as a director because of his finance and accounting background and experience.

Mark Betor has served as a director of the Company since the closing of the Merger and a director of Mullen Technologies since 2018, serving on on the Compensation Committee. Mr. Betor is a retired businessman and law enforcement officer. Since retirement, he has been involved with real estate investments and private business. We believe that Mr. Betor is qualified to serve as a director because of his vast experience within investments and private businesses.

William Miltner has served as a director of the Company since the closing of the Merger. He has served as a litigation attorney for over 30 years. He is the co-founder of Miltner & Menck, APC, a full-service law firm, in San Diego, CA. Mr. Miltner successfully co-founded and co-managed the law firm of Perkins & Miltner, LLP, a respected San Diego litigation firm for 13 years. In 2006, when co-founder David Perkins left the practice of law, Miltner Law Group, APC, was founded. Mr. Miltner has represented many publicly traded and private companies including residential developers, construction contractors, title insurance companies and banking and lending institutions. His substantial experience includes representing and defending clients in complex real property, general business, construction, title insurance and lender litigation and transactional matters. Mr. Miltner is member of the American and San Diego County Bar Associations and American Business Trial Lawyers Association. He was admitted to The State Bar of California in 1988. We believe that Mr. Miltner is qualified to serve as a director because of his knowledge and experience within law practice areas and litigation matters.

Jonathan New has served as a director of the Company since the closing of the Merger. He has served as the Chief Financial Officer of Motorsport Games, Inc. since January 2020. Prior to joining the Company, Mr. New was Chief Financial Officer of Blink Charging Co (NASDAQ: BLNK) from July 2018 to January 2020. Prior to Blink Charging Co, Mr. New was Chief Financial Officer of Net Element, Inc. (NASDAQ: NETE) from 2008 to July 2018. Mr. New is an experienced, driven and creative chief financial officer with over 30 years of corporate finance and accounting experience. He has a career of leading rapidly growing businesses through levels of increasing success. Mr. New is a Florida Certified Public Accountant and a member of the American Institute of Certified Public Accountants. We believe that Mr. New is qualified to serve as a director because of his in-depth experience within finance, accounting, and public markets.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. A copy of our Code of Ethics and Business Conduct has been posted to the "Investor Relations—Governance" section of our Internet website at http://www.mullensua.com. We will provide a copy of our Code of Ethics and Business Conduct to any person without charge, upon written request to our Secretary at 1405 Pioneer Street, Brea, California 92821, phone (714) 613-1900, e-mail address InvestorRelations@mullenusa.com.

Committees of the Board of Directors

The Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee of the Board of Directors consists of Kent Puckett and Jonathan New, Chair. The primary functions of the Audit Committee include, among other things:

●	reviewing and approving the engagement of the independent registered public accounting firm to perform audit services and any permissible non-audit services for the Company;
●	evaluating the performance of the Company’s independent registered public accounting firm and deciding whether to retain their services;
●	monitoring the rotation of partners on the engagement team of the Company’s independent registered public accounting firm;
●	reviewing the Company’s annual and quarterly financial statements and reports and discussing the statements and reports with the Company’s independent registered public accounting firm and management, including a review of disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
●	considering and approving or disapproving all related party transactions for the Company;
●	reviewing, with the Company’s independent registered public accounting firm and management, significant issues that may arise regarding accounting principles and financial statement presentation, as well as matters concerning the scope, adequacy and effectiveness of the Company’s financial controls;
●	conducting an annual assessment of the performance of the Audit Committee and its members, and the adequacy of its charter; and

●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding financial controls, accounting or auditing matters.

Each member of the Audit Committee satisfies the independence requirements under Nasdaq Capital Market listing standards and Rule 10A-3(b)(1) of the Exchange Act and is a person who the Board of Directors has determined has the requisite financial expertise required under the applicable requirements of Nasdaq Capital Market. In arriving at this determination, the Board of Directors examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector. The Board of Directors has also determined that Jonathan New qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

Compensation Committee

The Compensation Committee of the Board of Directors consists of Kent Puckett, Chair, Jonathan New, and Mark Betor. The functions of the Compensation Committee include, among other things:

●	determining the compensation and other terms of employment of the Company’s chief executive officer and our other executive officers and reviewing and approving corporate performance goals and objectives relevant to such compensation;
●	reviewing and recommending to the full Board of Directors the compensation of the Board of Directors;
●	evaluating and administering the equity incentive plans, compensation plans and similar programs advisable for the Company, as well as reviewing and recommending to the Board of Directors the adoption, modification or termination of the Company’s plans and programs;
●	establishing policies with respect to equity compensation arrangements;
●	if required, reviewing with management the Company’s disclosures under the caption “Compensation Discussion and Analysis” and recommending to the full Board of Directors its inclusion in the Company’s periodic reports to be filed with the SEC; and
●	reviewing and evaluating, at least annually, the performance of the Compensation Committee and the adequacy of its charter.

The Board of Directors has determined that each member of the Compensation Committee is independent under Nasdaq Capital Market listing standards, a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and an “outside director” as that term is defined in Section 162(m) of the Code.

Nominating and Corporate Governance Committee

The Nominating and Governance Committee of the Board of Directors currently consists William Miltner, Chair, and Mark Betor. The functions of the Nominating and Corporate Governance Committee include, among other things, the following:

●	reviewing periodically and evaluating director performance on the Board of Directors and its applicable committees, and recommending to the Board of Directors and management areas for improvement;
●	interviewing, evaluating, nominating and recommending individuals for membership on the Board of Directors;
●	reviewing and recommending to our board of directors any amendments to the Company corporate governance policies; and

●	reviewing and assessing, at least annually, the performance of the Nominating and Corporate Governance committee and the adequacy of its charter.

The Board of Directors has determined that each member of the Nominating and Corporate Governance Committee is independent under Nasdaq Capital Market listing standards.

Compensation Committee Interlocks and Insider

Composition of the Compensation Committee for the combined company has been determined. Each member appointed to the Compensation Committee is an “outside” director as that term is defined in Section 162(m) of the Internal Revenue Code, a “non-employee” director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act and independent within the meaning of the independent director guidelines of the Nasdaq Capital Market. None of the Company’s executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who is serves on the Company’s Board of Directors or Compensation Committee following the merger.

Director Independence: Controlled Company Exemption

The Board determined that each of the directors on the Board other than the directors who are considered employees and/or insiders, qualify as independent directors, as defined under the listing rules of the Nasdaq, and the Board consists of a majority of “independent directors” as defined under the rules of the SEC and Nasdaq listing requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit, as discussed below.

David Michery controls a majority of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under Nasdaq rules. As a controlled company, we are exempt from certain corporate governance requirements, including those that would otherwise require our Board of Directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees of directors are determined or recommended to the Board of Directors by independent members of the Board of Directors. While we do not currently intend to rely on any of these exemptions, we will be entitled to do so for as long as we are considered a “controlled company,” and to the extent we rely on one or more of these exemptions, holders of our capital stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended September 30, 2021 and 2020 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at September 30, 2021, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “named executive officers”).

				Stock Awards ($)
		Salary	Bonus	Common	Preferred
Name and Principal Position	Year	($)(1)	($)	Shares (2)	Shares		Total ($)
David Michery	2021	$409,485	$—	$1,972,603	$—		$2,514,993
Chief Executive Officer	2020	$263,014	$25,000	$2,500,000	$30,451,000	(3)	$33,239,014

Jerry Alban	2021	$283,835	—	$25,000	—		$308,835
Chief Operating Officer	2020	$240,000	10,000	87,500	—		$337,500

Calin Popa	2021	$296,969	—	$87,500	—		$384,469
President - Ottava Automotive	2020	$304,000	—	87,500	—		$391,500
(1)	Effective as of April 10, 2020, Mullen implemented a reduction in salary for the CEO in response to the COVID-19 pandemic. During such time, Mullen reduced the bi-weekly salary payments of Mr. Michery from April 2020 to February 2021. Amounts in this column reflect the temporary reductions of Mr. Michery during this fiscal year.
(2)	Represents share-based compensation based on the grant date fair value estimated value of Common Stock at issuance in accordance with FASB ASC Topic 718. For the years ended September 30, 2021 and 2020, Mr. Michery received 789,041 and 1,000,000 shares of Common Stock, respectively, Mr. Alban received 10,000 and 35,000 shares of Common Stock, respectively, and Mr. Popa received 35,000 and 35,000 shares of Common Stock, respectively.
(3)	Represents the grant date fair value of 370,000 in Series A Preferred Shares issued to Mr. Michery for his personal guarantee of $50.0 million in Company debt in 2020.

The primary elements of compensation for the Company’s named executive officers are base salary, bonus and equity-based compensation awards. The named executive officers also participate in employee benefit plans and programs that we offer to our other full-time employees on the same basis.

Base Salary

The base salary payable to our named executive officers is intended to provide a fixed component of compensation that reflects the executive’s skill set, experience, role and responsibilities.

Bonus

Although we does not have a written bonus plan, the Board may, in its discretion, award bonuses to our executive officers on a case-by-case basis. These awards are structured to reward named executive officers for the successful performance of Mullen as a whole and of each participating named executive officer as an individual. The bonus amounts awarded in 2020 were on an entirely discretionary basis. In addition, as described under the heading “Employment and Severance Agreements,” each of the named executive officers is eligible under the terms of their respective employment agreements to receive set bonus amounts based on Mullen’s achievement of certain financial milestones.

Share-based Compensation

We do not have a formal policy with respect to the grant of equity incentive awards to our executive officers or any formal equity ownership guidelines applicable to them.

Outstanding Equity Awards at Fiscal Year End 2021

The following table sets forth information with respect to outstanding equity awards at the end of the Company’s fiscal year 2021 for the “named executive officers”:

	Stock Awards
	Number of shares	Market value of
	or units of stock	shares of units of
	that have not	stock that have not
Name	vested (#)	vested ($) (1)
David Michery, Chief Executive Officer	750,000	$1,875,000
Calin Popa, President—Ottava Automotive	75,000	$187,500
Jerry Alban, Chief Operating Officer	225,000	$562,500
(1)	Values were calculated based on the closing price of shares of common stock on September 30, 2021, which was $8.24.

Employment and Severance Agreements

We have entered into employment agreements with each of our named executive officers described below.

Chairman of the Board, President and Chief Executive

Effective July 1, 2021, the Compensation Committee approved a new employment contract for David Michery. He will receive an annual salary of $750,000 plus incentive compensation and 1,000,000 shares of Common Stock each year. He is entitled to reimbursement compensation for all reasonable expenses up to $500,000 per year.

The agreement contains non-competition and non-solicitation covenants. For one year after voluntary separation from the Company, Mr. Michery cannot engage in competitive business activity within the Company territory; prevents him from participating in any transaction that occurred within 24-month period preceding from incident in questions; and prevents him from contacting employees for any business and employment opportunities.

No other employees have severance agreements with the Company. Employment agreements with other executive officers and key employees are standard terms (“employment at will”) offered to all employees.

Chief Financial Officer

On October 25, 2021, the Company entered into an employment agreement with Kerri Sadler for a term of two years with the option by the Company to renew for up to 60 months. Ms. Sadler will receive an annual salary of $350,000 and 300,000 restricted shares of Common Stock. The annual salary will increase by 3.5% per year. Ms. Sadler also received a one-time signing bonus of 100,000 shares of Common Stock.

If Ms. Sadler is terminated without cause, or if the Company subjects her to a diminution in her title(s), responsibilities, or her then-current annual compensation, fails to provide the compensation as set forth in the agreement, locates place of employment outside the United States, or engages in any material and intentional breach of the Company’s principal obligations under the agreement which is not remedied within 15 business days,  then the Company will pay Ms. Sadler an amount equal to her annual compensation at the time of such termination. If Ms. Sadler is terminated for cause, then the Company pays her annual compensation and any legal benefit up until the termination date. “Cause” means gross negligence in the performance of the material responsibilities, willful misconduct in the performance and discharge of the material duties or that is otherwise materially injurious to the Company’s business, conviction of or a plea of no contest to a felony or incapacity due to alcoholism or substance abuse, or a material and intentional breach of principal obligations that are not remedied within 15 business days. In the event of disability, the Company will pay for three months of salary from the date that the disability is certified plus any prorated amount of incentive compensation.

Chief Operating Officer

Effective April 15, 2021, the Compensation Committee approved a new employment contract for Jerry Alban for a term of one year. He will receive an annual salary of $350,000 per year and a share-based compensation of 300,000 shares of Common Stock each year. Mr. Alban received a one-time signing bonus of 100,000 restricted shares of Common Stock. If Mr. Alban is terminated without cause, or if the Company subjects him to a diminution in his title(s), responsibilities, or his then-current annual compensation, fails to provide the compensation as set forth in the agreement, locates place of employment outside the United States, or engages in any material and intentional breach of the Company’s principal obligations under the agreement which is not remedied within 15 business days, then the Company will pay Mr. Alban an amount equal to her annual compensation at the time of such termination multiplied by a number of years equal to five and an amount equal to 1 % of the Company’s market capitalization at such time. If Mr. Alban is terminated for cause, then the Company pays his annual compensation and any legal benefit up until the termination date. The meaning of “cause” is the same as described above for Ms. Sadler’s employment agreement. In the event of disability, the Company will pay for one year of salary from the date that the disability is certified plus any prorated amount of incentive compensation.

Upon a change of control of the Company, which includes receipt of a tender offer, a reorganization, such as a merger or stock acquisition, and sale of all or substantially all of the company’s assets, Mr. Alban may terminate his employment and receive payments as though it is a termination without cause by the Company (as described above)

Consulting Agreement

On October 26, 2021, the Company and Mary Winter entered into a Consulting Agreement whereby the Company has agreed to pay Ms. Winter $60,000 for the period from October 1, 2021 to September 30, 2022 for her services as corporate secretary and director.

Potential Payments Upon Termination of Employment or Change in Control

Upon termination from the Company other than for cause, Mr. Michery is entitled to severance from the Company as follows:

●	An amount equal to his annual compensation multiplied by a number of years equal to 10 minus the number of complete years since hereof (“Salary Termination Payment”). Currently, the annual salary is $750,000.
●	An amount equal to 10% of the Company’s market capitalization at such time (“Equity Termination Payment").
●	For example, if 2.5 years have passed the date hereof, the Company’s market capitalization rate is $500,000,000, then the Salary Termination Payment is $500,000 x 8 and an Equity Termination Payment equal to $50,000,000.
●	Salary termination payment must be paid no later than 90 days after termination, and the Equity Termination Payment no later than 180 days after termination.
●	If Mr. Michery is fully vested in any retirement plan offered by the Company, the Company shall obtain and pay the premium for an annuity policy to provide Mr. Michery with benefits as though he had been fully vested on date of termination.
●	If there is a Change in Control of the Company, Mr. Michery may terminate employment at his option. In this situation, the Termination by the Company for Other Than Cause applies.
●	Upon Termination on Account of Employee’s Death, the Salary Termination Payment and Equity Termination Payment will be paid to beneficiaries named by Mr. Michery or to his estate if he fails to make such designation.

●	For disability, Mr. Michery would receive full compensation for his salary for the one-year period next succeeding the date upon which disability was certified, as well as a prorated amount of incentive compensation.

Non-Employee Director Compensation

Beginning in November 2021, in connection with the closing of the Merger, our non-employee directors receive compensation for service on our board of directors and committees of our board of directors as follows:

●	Each non-employee director is entitled to receive $25,000 annually as a cash retainer for their board service, with additional annual cash retainers of (i) $2,000 for each member of our compensation committee or nominating and governance committee; (ii) $5,000 for the chairman of our compensation committee or nominating and governance committee; (iii) $8,000 for each member of our audit committee; and (iv) $45,000 for the chairman of our audit committee. All cash retainers are paid quarterly in arrears.
●	Additionally, each non-employee director shall receive an annual stock option award under the Company’s equity plan to purchase such number of shares of our Common Stock that will equal $75,000 divided by the closing trading price of our Common Stock on the date of each such grant, which will vest one year from the date of grant. Upon the occurrence of certain corporate events, including a change of control of the Company, all such stock option awards will immediately vest. The initial annual stock option award will be awarded to each of our non-employee directors in connection with this offering.

Our non-employee directors are entitled to reimbursement of ordinary, necessary and reasonable out-of-pocket travel expenses incurred in connection with attending in-person meetings of our board of directors or committees thereof. In the event our non-employee directors are required to attend greater than four in-person meetings or 12 telephonic meetings during any fiscal year, such non-employee directors will be entitled to additional compensation in the amount of $500 for each additional telephonic meeting beyond the 12 telephonic meeting threshold, and $1,000 for each additional in-person meeting beyond the four in-person meeting threshold.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our Common Stock as of December 27, 2021 by (i) each person who is known to us to beneficially own more than 5% of our Common Stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group.

Each stockholder’s percentage of ownership in the following table is based upon, as applicable, 23,383,202 shares of Common Stock, 15,367 shares of Series A Preferred Stock, 5,567,319 shares of Series B Preferred Stock, and 4,973,093 shares of Series C Preferred Stock outstanding as of December 27, 2021. Each share of Series A Preferred Stock converts into 100 shares of Common Stock. The Series B Preferred Stock and the Series C Preferred are convertible at any time by the holder into shares of Common Stock on a share-for-share basis.  Beneficial ownership is determined in accordance with SEC rules and regulations. In computing the number of shares of our Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Common Stock underlying notes, options or shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock held by that person that are convertible or exercisable, as the case may be, within 60 days of December 27, 2021 are included. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person

To our knowledge, except as otherwise noted below and subject to applicable community property laws, each person or entity named in the following table has the sole voting and investment power with respect to all shares that he, she or it beneficially owns. Unless otherwise indicated, the address of each beneficial owner listed below is c/o Mullen Automotive Inc. 1405 Pioneer Street, Brea, CA 92821.

				Series A					Series C		Total
				Preferred			Series B		Preferred		Voting
	Common Stock			Stock			Preferred Stock		Stock		Power (1)
Name of Beneficial Owners	Shares		%	Shares		%	Shares	%	Shares	%	%
Named Executive Officers and Directors
David Michery (2)	10,097,616		43.2%	14,289		93.0%	5,567,319	100%	4,973,093	100%	70.1%
Jerry Alban	12,075		*	—		—	—		—		*
Kent Pucket	18,400		*	—		—	—		—		*
Mark Betor	60,950		*	—		—	—		—		*
Mary Winter	18,400		*	—		—	—		—		*
William Miltner	—		—	—		—	—		—		*
Jonathan New	—		—	—		—	—		—		*

Directors and Executive Officers as a Group (7 Persons)	10,097,616		62.7%	14,289		93.0%	5,567,319	100%	4,973,093	100%	71.1%

5% Beneficial Owners:
Drawbridge Investments, LLC 211 Boulevard of the Americas, Suite 205, Lakewood, NJ 08701	2,383,155	(3)	9.25%	34		*	5,567,319	100%	—	—%	15.4%
Tiffany Drohan c/o Drohan 2772 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169	1,288,437	(4)	5.5%	245	(5)	1.6%	—	—%	—	—%	2.7%
Acuitas Group Holdings, LLC 2120 Colorado Avenue, #230 Santa Monica, CA 90404	14,645,673	(5)	38.5%	—		—	—	—	3,898,913	78.4%	29.0%
TDR Capital Pty Limited 4 Murchison Street Mittagong, New South Wales 2575, Australia	2,765,594	(6)	10.6%	—		—	—	—	736,276	14.8%	6.7
Ault Global Holdings, Inc. (7) 11411 Southern Highlands Parkway, Suite 240 Las Vegas, NV 89141	1,376,542		5.6%	—		—	—	—	1,195,377	20.7%	5.0%
*	Less than 1%.
(1)	Percentage total voting power represents voting power with respect to all outstanding shares of Common Stock, Series A Preferred, Series B Preferred and Series C Preferred. The Common Stock, Series A Preferred, Series B Preferred and Series C Preferred vote together as a single class on all matters submitted to a vote of stockholders, except as may otherwise be required by the terms of the Amended and Restated Certificate of Incorporation of the Company or as may be required by law. Each holder of Series A Preferred is entitled to 1,000 votes per share and each share of the Series B Preferred Stock and the Series C Preferred Stock is entitled to one vote per share.
(2)	Consists of (i) 7,421,120 shares of Common Stock held directly by Mr. Michery, (ii) 2,676,496 shares of Common Stock over which Mr. Michery has voting power, and (iii) 1,536,692 shares of Common Stock underlying 15,367 shares of Series A Preferred Stock on an as-converted basis, 5,567,319 shares of Series B Preferred Stock and 4,973,093 shares of Series C Preferred Stock, all of which Mr. Michery has voting power. Effective as of the Closing Date of the Merger, Mr. Michery entered into voting agreements with the holders of all of the outstanding shares of Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock of the Company, some of who own an aggregate of 2,676,496 shares of Common Stock (the “Voting Agreements”). Pursuant to the Voting Agreements, such stockholders agreed to vote as directed by Mr. Michery, and also granted Mr. Michery an irrevocable proxy, at an annual or special meeting of stockholders or through the solicitation of a written consent of stockholders on any election of directors of the Company or any proposal to approve a change of control of the Company, which includes a merger, sale or other disposition of the securities of the Company or all or substantially all of its assets. The Voting Agreements have a term of three years.
(3)	Consists of 2,383,155 shares of Common Stock issuable upon conversion of a convertible note.
(4)	Consists of shares of Common Stock owned by entities controlled by Keith Drohan, the spouse of Ms. Drohan, as well as 115 shares of Series A Preferred shares owned by an entity controlled by Mr. Drohan, over all of which Ms. Drohan disclaims beneficial ownership.

(5)	Consists of 14,645,673 shares of Common Stock issuable upon exercise in full of warrants.
(6)	Consists of 2,765,594 shares of Common Stock issuable upon exercise in full of warrants.
(7)	Based on a Schedule 13G filed with the SEC on November 17, 2021. Represents (i) 398,459 shares of Common Stock issuable upon conversion of 398,459 shares of Series C Preferred Stock, (ii) 1,086,459 shares of Common Stock issuable upon exercise of warrants, (iii) 796,918 shares of Common Stock issuable upon conversion of 796,918 shares of Series C Preferred Stock convertible until November 5, 2022, and (iv) 290,083 shares of Common Stock issuable upon exercise of warrants exercisable until November 5, 2022. Does not include an additional 1,882,835 shares of Common Stock issuable upon exercise of warrants exercisable until November 5, 2022, as the warrants may not be exercised to the extent that such exercise would cause the reporting person and its affiliates to beneficially own more than 9.9% of the Company’s then outstanding Common Stock. Digital Power Lending, LLC, which acquired the securities, is a wholly-owned subsidiary of Ault Global Holdings, Inc.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of September 30, 2021. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders

(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price per	for future issuance
	exercise of outstanding options,	share of outstanding options,	under equity compensation
Plan Category	warrants and rights	warrants and rights	plans (excluding securities
Equity compensation plans approved by stockholders	154,005	$10.73	209,693
Equity compensation plans not approved by stockholders	—	$—	—
Total	154,005	10.73	209,693

Item 13. Certain Relationships and Related Transactions, and Director Independence.

From time to time, David Michery, the Company’s Chief Executive Officer, provides loans to the Company with interests at 4% -10% per annum. The outstanding balances for these loans as of September 30, 2021 and 2020 are $389,452 and $172,791, respectively.

Director Independence

The Board determined that each of the directors on the Board other than the directors who are considered employees and/or insiders, qualify as independent directors, as defined under the listing rules of the Nasdaq, and the Board consists of a majority of “independent directors” as defined under the rules of the SEC and Nasdaq listing requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit, as discussed below.

David Michery controls a majority of the voting power of our outstanding capital stock. As a result, we are a “controlled company” under Nasdaq rules. As a controlled company, we are exempt from certain corporate governance requirements, including those that would otherwise require our Board of Directors to have a majority of independent directors and require that we either establish compensation and nominating and corporate governance committees, each comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees of directors are determined or recommended to the Board of Directors by independent members of the Board of Directors. While we do not currently intend to rely on any of these exemptions, we will be entitled to do so for as long as we are considered a “controlled company,” and to the extent we rely on one or more of these exemptions, holders of our capital stock will not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during each of the fiscal years ended September 31, 2021 and 2020 were $170,000 and $128,000, respectively.

Audit-Related Fees. The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above during the fiscal years ended September 31, 2021 and 2020 were $50,000 and $-0-, respectively.

Tax Fees. The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during the fiscal years ended September 31, 2021 and 2020 were $0 and $0, respectively.

All Other Fees. The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during the fiscal years ended September 31, 2021 and 2020 were $0 and $0, respectively.

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

All audit and audit-related services performed by our principal accountant during the fiscal years ended September 31, 2021 and 2020 were pre-approved by our Board of Directors, then acting in the capacity of an audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
1.	Financial Statements.

The consolidated financial statements of Mullen Technologies, Inc. and notes thereto and the reports of the independent registered public accounting firms thereon are set forth beginning on page F-1 and filed as part of this Report.

2.	Exhibits.

The exhibits filed or furnished as part of this Annual Report on Form 10-K are those listed in the following Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1(a)

Second Amended and Restated Agreement and Plan of Merger, dated as of July 20, 2021, among Net Element, Inc., Mullen Technologies, Inc., Mullen Acquisition, Inc. and Mullen Automotive Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21, 2021)

2.1(b)

First Amendment, dated as of August 18, 2021, to Second Amended and Restated Agreement and Plan of Merger, dated as of July 16, 2021, among Net Element, Inc., Mullen Technologies, Inc., Mullen Acquisition, Inc. and Mullen Automotive Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2021)

2.1(c)*	Agreement of Merger between Mullen Automotive Inc., Mullen Acquisition, Inc. and Net Element, Inc. dated November 3, 2021

3.1

Certificate of Corporate Domestication of Cazador, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2012)

3.1(a)

Certificate of Merger, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2012)

3.1(b)

Amended and Restated Certificate of Incorporation of Net Element International, Inc., a Delaware corporation, filed with the Secretary of State of the State of Delaware on October 2, 2012 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2012)

3.1(c)

Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated December 5, 2013, changing the Company’s name from Net Element International, Inc. to Net Element, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 6, 2013)

3.1(d)

Certificate of Amendment to Amended and Restated Certificate of Incorporation, to increase authorized common stock to 200 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2014)

3.1(e)

Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2015)

3.1(f)

Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated June 15, 2015, to increase authorized common stock to 300 million shares (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2015)

3.1(g)

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s second Current Report on Form 8-K filed with the SEC on May 24, 2016)

3.1(h)

Certificate of Amendment to Amended and Restated Certificate of Incorporation dated June 15, 2016 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2016)

3.1(i)

Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2017)

3.1(j)

Certificate of Amendment to the Amended and Restated Certificate of Incorporation, dated November 3, 2021, changing name to Mullen Automotive Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).

3.1(k)

Second Amended and Restated Certificate of Incorporation of Mullen Automotive Inc., dated November 5, 2021 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 12, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2012)

3.2(a)	Amendment No. 1 to the Bylaws, dated June 15, 2015 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 16, 2015)

3.3(b)	Amendment No. 2 to the Bylaws, dated July 10, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 10, 2015)

4.1	Form of Warrant with an exercise price of $0.6877 per share.

10.1(a)#

2013 Equity Incentive Plan approved on December 5, 2013 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on November 4, 2013)

10.1(b)#

Amendment to 2013 Equity Incentive Plan approved on December 9, 2014 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 31, 2014)

10.1(c)#

Amendment to 2013 Equity Incentive Plan approved on June 15, 2016 (incorporated by reference to Appendix “B” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on April 25, 2016)

10.1(d)#

Amendment to 2013 Equity Incentive Plan approved on October 23, 2019 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on September 4, 2019)

10.1(e)#

Amendment to 2013 Equity Incentive Plan approved on December 1, 2020 (incorporated by reference to Appendix “A” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the Commission on October 13, 2020)

10.1(f)#

Amendment to 2013 Equity Incentive Plan approved on August 26, 2021 (incorporated by reference to Annex “C” to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on July 27, 2021)

10.1(g)#

Form of Non-Qualified Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.1(h)#

Form of Incentive Stock Option Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.1(i)#

Form of Restricted Share Award Agreement Under the Net Element, Inc. 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K filed with the Commission on March 30, 2015)

10.2

Common Stock Purchase Agreement, dated as of July 6, 2016, between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 12, 2016)

10.2(a)

Master Exchange Agreement, dated as of March 27, 2020 between the Company and ESOUSA Holdings, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 27, 2020)

10.2(b)

Amendment, dated as of April 23, 2020, to Master Exchange Agreement, dated as of March 27, 2020 between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2020)

10.2(c)

Second Amendment to Master Exchange Agreement, dated as of August 3, 2020, to Master Exchange Agreement, dated as of March 27, 2020, as amended on April 23, 2020, between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2020)

10.3#

Employment Agreement, dated as of February 25, 2020, between Net Element, Inc. and Steven Wolberg (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 2, 2020)

10.4

Binding Letter of Intent, dated June 12, 2020, between the Company and Mullen Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 15, 2020)

10.4(a)

Amendment No. 1, dated as of July 10, 2020, to the Binding Letter of Intent, dated June 12, 2020, between the Company and Mullen Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 13, 2020)

10.5

Promissory Note, dated as of August 11, 2020, between Net Element, Inc. and Mullen Technologies, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020 filed with the Commission on August 8, 2020)

10.6

Divestiture Agreement, dated as of July 20, 2021, between RBL Capital Group, LLC and Net Element, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 21. 2021)

10.7

Master Exchange Agreement, dated as of July 9, 2021, between Net Element, Inc. and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 12, 2021)

10.8

Secured Convertible Promissory Note and Security Agreement, dated July 23, 2020, by and among Mullen Technologies, Inc. and DBI Lease Buyback Servicing LLC (incorporated by reference to Exhibit 10.4 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.9

Settlement, Termination, Release and Equity Purchase and Loan Agreement, dated as of July 23, 2020, by and between Mullen Technologies, Inc., Drawbridge Investments, LLC, and DBI Lease Buyback Servicing LLC (incorporated by reference to Exhibit 10.5 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.9(a)

Amendment No. 1, dated as of August 12, 2020, to Settlement, Termination, Release and Equity Purchase and Loan Agreement, dated as of July 23, 2020, by and among Mullen Technologies, Inc., Drawbridge Investments, LLC, and DBI Lease Buyback Servicing LLC (incorporated by reference to Exhibit 10.16 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.10

Securities Purchase Agreement, dated as of May 7, 2021, between Mullen Technologies, Inc. and Acuitas Capital, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.10(a)

Exchange Agreement, dated as of May 7, 2021, by and among Mullen Technologies, Inc. and the Holders (incorporated by reference to Exhibit 10.8 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021)

10.10(b)

Amendment No. 1, dated as of May 20, 2021, to the Exchange Agreement, dated as of May 7, 2021, by and among Mullen Technologies, Inc. and the Holders (incorporated by reference to Exhibit 10.9 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.11

Securities Purchase Agreement, dated as of May 16, 2021, between Mullen Technologies, Inc. and TDR Capital Pty Limited (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.12

Form of prior securities purchase agreement, convertible note and warrant (substantially the same in all material respects as the securities purchase agreement, convertible note and warrant filed as Exhibit 10.7 except for dates, investment amounts, warrant numbers, and investors, all of which are generally identified in Schedule 1 to the Exchange Agreement filed as Exhibit 10.8 and Amendment No. 1 thereto filed as Exhibit 10.9, and for other differences that have been superseded by such Exchange Agreement) (incorporated by reference to Exhibit 10.17 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.13#

Amended and Restated Employment Agreement, dated as of June 1, 2021, by and between David Michery and Mullen Technologies, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.14

Contribution and Spin-Off Agreement, dated as of May 12, 2021, by and among Mullen Technologies, Inc. and Mullen Automotive Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.15

Master Distribution Agreement, dated as of May 12, 2021, by and between Mullen Technologies, Inc. and Mullen Automotive Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.16

Separation Agreement, dated as of May 12, 2021, by and between Mullen Technologies, Inc. and Mullen Automotive Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.17

Transition Services Agreement, dated as of May 12, 2021, by and between Mullen Technologies, Inc. and Mullen Automotive Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.18

Tax Sharing Agreement, dated May 12, 2021, by and among Mullen Technologies, Inc. and Mullen Automotive Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.19	Form of Share Escrow Agreement (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to the Registration Statement on Form S-4, filed with the SEC on July 22, 2021).

10.20

Letter Agreement, dated as of November 3, 2021 between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2021).

10.21#*	Employment Agreement dated October 25, 2021 between the Company and Kerri Sadler

10.22#*	Employment Agreement dated April 15, 2021 between the Company and Jerry Alban

10.23*

Form of Voting and Support Agreement dated as of October 26, 2021 regarding approval of an amendment to certificate of incorporation to reflect a three-year sunset provision pertaining to the voting rights associated with the Series A Preferred Stock

10.24*

Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions between Mullen Technologies, inc. and Saleen Motors International, LLC, dated as of March 9, 2021, and First Amendment dated as of July 23, 2021

10.25*	Consultant Agreement dated October 26, 2021 between the Company and Mary Winter

10.26*	Consulting Agreement dated September 17, 2021 between the Company and Preferred Management Partners, Inc.

10.27*	Securities Purchase Agreement dated November 4, 2021 between the Company and Michael Friedlander

10.27(a)*	Convertible Note dated November 4, 2021 in the Original Principal Amount of $110,000 payable to Michal Friedlander

10.27(b)*	Warrant dated November 4, 2021 issued to Michael Friedlander

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS*

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith (furnished herewith with respect to Exhibit 32.1).

Item 16. Form 10-K Summary.

None.

MULLEN AUTOMOTIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MULLEN AUTOMOTIVE, INC.

FINANCIAL STATEMENTS

September 30, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mullen Automotive Inc.

Brea, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of the Mullen Automotive Inc. (the “Company”) at September 30, 2021 and 2020, and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has sustained net losses, has indebtedness in default, and has liabilities in excess of assets of approximately $42.5 million at September 30, 2021, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Financial Statements

As discussed in Note 1, until the consummation of its merger with Net Element, Inc. on November 5, 2021, the Company operated as a component of Mullen Technologies, Inc. and was not a stand-alone entity. The consolidated financial statements of the Company reflect the assets, liabilities and expenses directly attributable to the Company, as well as allocations deemed reasonable by management, to present the financial position, results of operations, and cash flows of Mullen Automotive Inc. on a stand-alone basis, and do not necessarily reflect the financial position, results of operations, and cash flows of Mullen Automotive Inc. in the future or what they would have been had the Company been a separate, stand-alone entity during the periods presented.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

FINANCIAL STATEMENT PRESENTATION – ALLOCATION OF SHARED COSTS

Critical Audit Matter Description

As discussed in Note 1 and Note 3 to the financial statements, The historical costs and expenses reflected in these financial statements include an allocation for certain corporate and shared service functions historically provided by Mullen Technologies, Inc., former Parent, including, but not limited to, executive oversight, accounting, treasury, tax, legal, human resources, occupancy, procurement, information technology, and other shared services. These expenses have been allocated to us on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of consolidated headcount, tangible assets or other measures considered to be a reasonable reflection of the historical utilization levels of these services.

We identified the auditing of management’s assumptions regarding the allocation of general corporate expenses from Mullen Technologies, Inc., as a critical audit matter. Auditing management’s allocation of shared costs was especially challenging and highly judgmental because of the assumptions of costs that would have been incurred had Mullen Automotive, Inc. operated as a standalone company would depend on multiple factors, including organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Inherent estimation uncertainty was primarily attributed to assumptions used by management in its cost allocation model which involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included:

●	Obtaining an understanding and evaluating the design over the determination of direct and shared costs
●	Reviewing contracts for identification of shared costs
●	Testing the completeness of the underlying data used in management’s cost allocation
●	Evaluating the reasonableness of management’s assumptions by performing a retrospective review of the prior year assumptions
●	Evaluating the appropriateness and consistency of management’s methods and assumptions used in developing cost allocation

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2020.

Fort Lauderdale, Florida

December 29, 2021

MULLEN AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$42,174	$33,368
Materials and supplies	55,753	43,083
Deferred advertising	261,550	15,054,000
Prepaid Expenses	6,201,247	—
Other current assets	250,331	201,067
TOTAL CURRENT ASSETS	6,811,055	15,331,518
Property, equipment and leasehold improvements, net	1,181,477	1,541,996
Intangibles assets, net	2,495,259	2,622,796
Right-of-use assets	2,350,929	1,729,112
Other assets	4,333,774	762,010
TOTAL ASSETS	17,172,494	21,987,432

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	5,206,310	2,688,176
Accrued expenses and other current liabilities	19,126,765	22,151,589
Liability to issue shares	7,027,500	—
Lease liabilities, current portion	599,898	336,765
Notes payable, current portion	39,200,970	33,048,471
TOTAL CURRENT LIABILITIES	71,161,443	58,225,001
Notes payable, net of current portion	247,612	283,881
Lease liabilities, net of current portion	1,857,894	1,482,569
Other liabilities	5,617,192	4,500,000
TOTAL LIABILITIES	78,884,141	64,491,451
Commitments and Contingencies (Note 16)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock; $0.001 par value; 58,000,000 shares authorized; 5,667,683 and 5,684,108 shares issued and outstanding at September 30, 2021 and 2020 respectively.	5,668	5,684
Common Stock; $0.001 par value; 500,000,000 shares authorized; 7,048,386 and 5,086,225 issued and outstanding at September 30, 2021 and 2020 respectively.	7,048	5,086
Additional Paid-in Capital	88,650,286	63,619,280
Accumulated Deficit	(150,374,649)	(106,134,069)
TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY	(61,711,647)	(42,504,019)
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$17,172,494	$21,987,432

MULLEN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2021	2020
OPERATING EXPENSES
General and administrative	$19,393,941	$10,427,141
Research and development	3,009,027	1,667,077
Total Operating Expense	22,402,968	12,094,218
Loss from Operations	(22,402,968)	(12,094,218)

Interest expense	(21,168,232)	(18,094,234)
Other financing costs	(1,559,961)	—
Gain on extinguishment of indebtedness, net	890,581	—
Other income (expense), net	—	10,490
Net Loss	$(44,240,580)	$(30,177,962)

Net Loss per Share	$(8.56)	$(5.23)

Weighted average shares outstanding, basic and diluted	5,171,144	5,765,148

MULLEN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS’ EQUITY

	Preferred Stock								Deficiency in
	Series A		Series B		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, October 1, 2019	116,789	$116	—	$—	6,444,072	$6,444	$42,073,841	$(75,956,107)	$(33,875,706)

Shares issued for cash	—	—	—	—	30,897	31	1,628,335	—	1,628,366
Warrant issuances	—	—	—	—	—	—	2,092,600	—	2,092,600
Shares issued for conversion of debt	—	—	3,492,707	3,493	523,129	523	12,797,024	—	12,801,040
Stock-based compensation	—	—	—	—	162,739	163	3,966,121	—	3,966,284
Issuance of preferred stock for conversion of common stock	—	—	2,074,612	2,075	(2,074,612)	(2,075)	—	—	—
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	1,061,359	—	1,061,359
Net loss	—	—	—	—	—	—	—	(30,177,962)	(30,177,962)
Balance, September 30, 2020	116,789	116	5,567,319	5,568	5,086,225	5,086	63,619,280	(106,134,069)	(42,504,019)

Shares issued for cash	—	—	—	—	126,119	126	4,799,948	4,800,074
Shares issued for legal settlement	—	—	—	—	39,235	39	1,259,961	1,260,000
Warrant issuances	—	—	—	—	—	—	14,007,258	14,007,258
Issuance of common stock for conversion of preferred stock	(16,426)	(16)	—	—	1,642,563	1,643	(1,627)	—	—
Stock-based compensation	—	—	—	—	154,245	154	4,965,466	—	4,965,620
Net loss	—	—	—	—	—	—	—	(44,240,580)	(44,240,580)
Balance, September 30, 2021	100,363	$100	5,567,319	$5,568	7,048,387	$7,048	$88,650,286	$(150,374,649)	$(61,711,647)

MULLEN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2021	2020

Cash Flows from Operating Activities
Net Loss	$(44,240,580)	$(30,177,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	720,805	725,796
Impairment charge - materials	74,495	93,244
Employee stock compensation	2,505,091	1,037,105
Issuance of shares for services	2,460,530	2,929,179
Issuance of stock for legal settlement	1,260,000	—
Non-cash interest and other operating activities	12,956,583	2,019,642
Non-cash lease expense	507,189	270,854
Amortization of debt discount	8,211,648	16,008,454
Gain on extinguishment of debt	(890,581)	—

Changes in operating assets and liabilities:
Material and supplies	(87,165)	(11,545)
Other current assets	(49,265)	(9,701)
Other assets	(3,571,768)	215,336
Accounts payable	5,666,261	741,215
Accrued expenses and other liabilities	(2,554,813)	(4,378,816)
Lease liabilities	(490,545)	(244,257)
Net cash used in operating activities	(17,522,115)	(10,781,456)

Cash Flows from Investing Activities
Purchase of equipment	(43,893)	(270,501)
Purchase of intangible assets	(117,890)	(296,511)
Net cash used in investing activities	(161,783)	(567,012)

Cash Flows from Financing Activities
Proceeds from shares issued for cash	4,800,074	1,628,366
Proceeds from issuance of notes payable	12,768,500	12,118,309
Proceeds from liability to issue preferred C shares	705,000	—
Payment of notes payable	(580,870)	(4,586,663)
Net cash provided by financing activities	17,692,704	9,160,012

Increase (decrease) in cash	8,806	(2,188,456)

Cash, beginning of year	33,368	2,221,824
Cash, ending of year	$42,174	$33,368

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$15,136	$800,423
Cash paid for taxes	$—	$—
Supplemental disclosure for non-cash activities:
Refinance of existing debt	$—	$43,923,042
Issuance of shares to settle debt	$—	$12,801,040
Liability to issue shares in exchange for prepaid expenses	$6,322,500	$—
Initial recognition of right-of-use assets and lease liabilities	$—	$1,383,447
Right-of-use assets obtained in exchange of operating lease liabilities	$1,129,003	$680,144
Indebtedness settled via issuance of stock	$1,300,000	$38,912,640
Release of deferred advertising	$15,054,000

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mullen Automotive, Inc. (“MAI”, “Mullen”, “we” or the “Company”) is a development-stage electronic vehicle (EV) manufacturer. The Company operated as the EV division of Mullen Technologies, Inc. (“MTI”) until November 5, 2021, at which time the Company underwent a capitalization and corporate reorganization by way of a spin-off by MTI to its shareholders, followed by a reverse merger with and into Net Element, Inc. (“NETE”).

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Mullen Investment Properties, LLC. Intercompany accounts and transactions have been eliminated, if any. As of September 30, 2021, Mullen Investment Properties, LLC is only a shell entity.

The financial statements reflect the financial position and results of operations of Mullen, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).

As MTI has not historically prepared financial statements for Mullen, and Mullen did not exist as a legal entity prior to November 5, 2021, these financial statements have been prepared from the financial records of MTI on a carve-out basis. The consolidated balance sheets include all of the MAI Assets. The consolidated Statements of operations for each of the years ended September 30, 2021 and 2020, reflect all expenses and activities directly attributable to MAI, and an allocation of MTI’s general and administrative expenses incurred in each of those years, as these expenditures were shared by MAI. In some instances, certain expenses were not allocated as they would have related directly to MAI. All inter-entity balances and transactions have been eliminated.

The equity capital presented in the financial statements reflect the retrospective application of the November 5, 2021 capitalization and corporate reorganization arising from the merger transaction with NETE.

These financial statements have been prepared based upon the historical cost amounts recorded by MTI. These financial statements may not be indicative of MAI financial performance and do not necessarily reflect what its financial position, results of operations, and cash flows would have been had Mullen operated as an independent entity during the years presented.

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. Our principal sources of liquidity at September 30, 2021, consists of existing cash of approximately $42,000. During the year ended September 30, 2021, the Company used $19.4 million of cash for operating activities and had a deficiency in working capital of approximately $14.7 million. Subsequent to September 30, 2021, the Company obtained additional financing in the amount of $79.6 million in unsecured convertible notes and equity commitments (See Note 18 – Subsequent Events).

The Coronavirus (“COVID-19”) continues to impact countries, communities, supply chains and markets, global financial markets, and various industries. To date, COVID-19 has had a material and disruptive impact on our strategy in EV product development and the ability to obtain external financing to fund its development activities. Company management is unable to predict whether the global pandemic will continue to have a material impact on our future financial condition and results of operations.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

As an early-stage development company, our ability to access capital is critical. Our management plans to raise additional capital through a combination of equity and debt financings, strategic alliances and licensing arrangements. Company management has evaluated whether there are any conditions and events, considered in aggregate, which raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. Since inception, we have incurred significant accumulated losses of approximately $150.1 million, and management expects to continue to incur operating losses over the near future. Proceeds from the business combination with Net Element, the exercise of warrants, and a qualified public offering, should they materialize, are expected to provide Mullen with sufficient liquidity and capital resources to fund its operating expenses and capital requirements for at least the next 12 months from issuance (See Note 18 - Subsequent Events). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Push-Down Accounting

The carve-out financial statements reflect costs and expenses incurred by MTI on behalf of MAI, including interest costs. As a result, share-based compensation and other equity transactions (such as issuances of warrants and stock conversion rights embedded in issuances of indebtedness) are reflected in these carve-out financial statements. Accordingly, the classification of debt and equity issuances by MTI have been pushed down and reflected with similar classification in these carve-out financial statements. In addition, certain right-of-use assets and related lease liabilities of MTI have been pushed down to MAI.

Reverse Merger and Recapitalization

The November 2021 Business Combination with Net Element was accounted for as a reverse merger and recapitalization, with Net Element treated as the “acquired” company for accounting purposes. The Business Combination was accounted as the equivalent of Mullen Automotive, Inc. issuing stock for the net assets of Net Element, accompanied by a recapitalization. Accordingly, these financial statements reflect the share capital and weighted average shares outstanding via a retrospective recapitalization as shares representing the exchange ratio established in the Business Combination.

Use of Estimates

The preparation of carve-out financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the carve-out financial statements and the reported amounts of total expenses in the reporting periods. Estimates are used for, but not limited to, fair value of long-lived assets, fair value of financial instruments, depreciable lives of property and equipment, income taxes, contingencies, and inputs used to value stock-based compensation, valuation of common and preferred stock issued by MTI.

Additionally, the rates of interest on several debt agreements have been imputed where there was no stated interest rate within the original agreement. The imputed interest results in adjustments to the debt amounts reported in our condensed carve-out financial statements prepared under U.S. GAAP. Loan valuations issues can arise when trying to determine the debt attributes, such as discount rate, credit loss factors, liquidity discounts, and pricing.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for adjustments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results may differ materially from these estimates.

Risks and Uncertainties

We operate within an industry that is subject to rapid technological change, intense competition, and serves an industry that has significant government regulations. It is subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological, required knowledge of industry governmental regulations, and other risks associated with an emerging business. Any one or combination of these or other risks could have a substantial influence on our future operations and prospects for commercial success.

Cash and Cash Equivalents

Company management considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. We did not have any cash equivalents at September 30, 2021 or September 30, 2020.

Deferred Advertising

At September 30, 2021, deferred advertising consists of upfront costs paid related to auto shows occur during November 2021 and January 2022. At September 30, 2020, deferred advertising represented a marketing campaign, financed by a third party that was carried as a deferred charge on the consolidated balance sheet until the launch of the marketing campaign. These deferred advertising charges of $15 million were associated with the AirSign advertising contract and the RedRock Outdoor Advertising Display advertising contract. The marketing campaigns were not launched, and we received a release of liability from both AirSign, Inc. and RedRock Outdoor Advertising, Inc. Both liabilities, along with the associated deferred advertising were derecognized in January 2021.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various advance payments made for goods or services to be received in the future. These prepaid expenses include insurance and other contracted services requiring up-front payments.

Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Estimated Useful Lives

Description	Life
Buildings	30 Years
Furniture and Equipment	5 Years
Computer and Software	1 - 3 years
Machinery and Equipment	5 Years
Leasehold Improvements	Shorter of the estimated useful life or the underlying lease term
Vehicles	5 Years

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Expenditures for major improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Company management continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, we assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Income Taxes

Prior to Mullen’s capitalization and corporate reorganization, our operations were included in the tax filings of MTI. The cash and deferred tax positions between us and MTI and are formalized in a tax sharing agreement.

Income taxes are recorded in accordance with ASC 740, Income Taxes (“ASC 740”), which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. At September 30, 2021 and 2020, there were no material changes to either the nature or the amounts of the uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because management does not believe the recoverability of the tax assets meets the “more likely than not” likelihood at September 30, 2021 and 2020.

Intangible Assets

Intangible assets consist of acquired and developed intellectual property and website development costs. In accordance with ASC 350, “Intangibles—Goodwill and Others,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with determinate lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortizable intangible assets generally are amortized on a straight-line basis over periods up to 36 months. The costs to periodically renew our intangible assets are expensed as incurred.

Other Assets

Other assets are comprised primarily of Coda electric vehicles, related parts and security deposits related to the Company’s property leases related to the EV business only.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Extinguishment of Liabilities

The Company derecognizes financial liabilities when the Company’s obligations are discharged, cancelled, or expired.

Leases

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, “Leases” (ASU 2016-02). The core principle of ASU 2016-02 is that lessees should recognize on its balance sheet, assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. Lessees shall classify all leases as finance or operating leases. The Company adopted ASU 2016-02, on October 1, 2019, which resulted in the recognition of the right-of-use assets and related obligations on its carve-out financial statements.

Accrued Expenses

Accrued expenses are expenses that have been incurred but not yet paid and are classified within current liabilities on the consolidated balance sheets.

General and Administrative Expenses

General and administrative (“G&A”) expenses include all non-production related expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, and licenses. Advertising costs are expensed as incurred and are included in G&A expenses. Other than trade show expenses which are deferred until occurrence of the future event, we expense advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.”

Research and Development Costs

Research and development costs are expensed as incurred and includes impairment charges in the amounts of $74,495 and $93,244 for the years ended September 30, 2021 and 2020, respectively. Research and development expenses primarily consist of costs associated with the development of our Mullen Five show car.

Share-Based Compensation

We account for share-based awards issued by MTI in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all common shares of MTI issued to employees, non-employees and directors. The fair value of non-marketable share-based awards has been estimated based on an independent valuation. The MTI common and preferred share valuations have been appraised by an independent financial valuation advisor, based on assumptions management believes to be reasonable. Key assumptions and approaches to value used in estimating fair value, includes economic and industry data; business valuation; prior transactions; option value method and other cost, income and market value approaches. Share-based compensation is included within general and administrative expenses. Beginning on July 1, 2021, share based compensation awards have been valued based on valuation of the trading price of Net Element common stock, as adjusted for the share exchange ratio in the merger. See Note 9 for the amount of share-based compensation expense that is included within General and Administrative expenses for the years ended September 30, 2021 and 2020.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Financing Costs

Pursuant to the terms of the First Amendment to the Company’s Agreement and Plan of Merger with Net Element, we incurred a daily $13,333 penalty for delays in the consummation of the merger transaction. We recorded a charge of approximately $1,560,000 associated with these delays, which is included in the consolidated statement of operations for the fiscal year ended September 30, 2021 and included in accounts payable in the consolidated balance sheet at September 30, 2021.

Related Party Transactions

We have related party transactions with certain of our directors, officers, and principal shareholders. These transactions, which are primarily long-term in nature, include operational loans, convertible debt, and warrants for financial support associated with the borrowing of funds and are entered into in the ordinary course of business.

Fair Value of Financial Instruments

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, Company management considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

Concentrations of Business and Credit Risk

We maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations and maintains significant cash on hand at certain of its locations. However, we have not experienced any losses in such accounts and management believes we are not exposed to any significant credit risk on these accounts. There were no amounts in excess of insured limitations at September 30, 2021 and 2020.

Recently Issued and Adopted Accounting Standards

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) (Topic 350), “Intangibles - Goodwill and Others.” ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. We adopted ASU 2017-04, on October 1, 2020, which did not have a material impact on our consolidated balance sheets.

In September 2018, the FASB issued Accounting Standards Update No. 2018-07 (ASU 2018-07) ASU No. 2018-07 (Topic 718), “Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting.” ASU 2018-07 expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606. We adopted ASU 2018-07, on October 1, 2020, which did not have a material impact on our consolidated statements of operations.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This ASU amends the guidance on convertible instruments and the derivatives scope exception for contracts in an entity’s own equity, and also improves and amends the related earnings per share guidance for both Subtopics. The ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and early adoption is permitted. Company management is evaluating the future impact this guidance on our consolidated financial statements.

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU will be effective for fiscal years beginning after December 15, 2021, (December 15, 2023 for smaller reporting companies). We have issued debt and equity instruments, the accounting for which could be impacted by this update. Company management is evaluating the impact this guidance on our financial condition and results of operations.

In July 2021, the FASB issued ASU No. 2021-05, Lessors – Certain Leases with Variable Lease Payments (Topic 842). The amendments in this update affect lessors with lease contracts that have (1) have variable lease payments that do not depend on a reference index or a rate, and (2) would have resulted in the recognition of a selling loss at lease commencement if classified a sales-type or direct financing. The ASU will be effective for fiscal years beginning after December 15, 2021. Company management is evaluating the impact this guidance will have on our consolidated financial statements.

NOTE 4 – INTANGIBLE ASSETS

For the years ended September 30, 2021 and 2020, we incurred website development and trademark costs of $117,890 and $296,511, respectively. These costs historically have been capitalized, as the website is in the development stage, resulting in improved functionality. Amortization of the website commenced when the website was placed in service for its intended use during the fourth quarter of 2021. Legal fees incurred for registration of trademarks account for all of the costs of trademark at September 30, 2021. Amortization of these costs will commence when the trademark application and registration process has been completed.

The weighted average useful life of the intellectual property is 3.0 years. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

three years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the identifiable intangible assets.

	September 30, 2021			September 30, 2020
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Finite-Lived Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
Website design and development	$2,660,391	$(221,699)	$2,438,692	$2,597,091	$—	$2,597,091
Intellectual property	71,182	(69,205)	1,977	71,182	(45,477)	25,705
Trademark	54,590	—	54,590	—	—	—
Total Finite-Lived Intangible Assets	$2,786,163	$(290,904)	$2,495,259	$2,668,273	$(45,477)	$2,622,796

Total future amortization expense for finite-lived intellectual property is as follows:

Years Ended September 30, 2021	Future Amortization
2022	$888,774
2023	886,797
2024	719,688
Total Future Amortization Expense	$2,495,259

For the years ended September 30, 2021 and 2020, amortization expense for the intangible assets was $245,427 and $23,728 respectively.

NOTE 5 – DEBT

Short-term debt comprises a significant component of the Company’s funding needs. Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year or more.

Short and Long-Term Debt

The following is a summary of our indebtedness at September 30, 2021:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$5,838,591	$5,838,591	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	23,831,912	23,831,912	—	28.00%	2021 – 2022
Demand Note	500,000	500,000	—	27.00%	2020
Convertible Unsecured Notes	15,932,500	15,932,500	—	15.00%-20.00%	2021 - 2022
Real Estate Note	283,881	36,269	247,612	5.00%	2023
Loan Advances	1,122,253	1,122,253	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(8,060,555)	(8,060,555)	—	NA	NA
Total Debt	$39,448,582	$39,200,970	$247,612	NA	NA

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Debt Maturities

The following scheduled debt maturities at September 30, 2021:

	Years Ended September 30,
	2021	2022	2023	Total
Total Debt	$39,200,970	$—	$247,612	$39,448,582

The following is a summary of our indebtedness at September 30, 2020:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$4,828,450	$4,828,450	$—	0.00% - 15.00%	2016 - 2019
Promissory Notes	25,288,063	25,288,063	—	0.00% - 28.00%	2021 – 2022
Demand Note	500,000	500,000	—	27.00%	2020
Convertible Unsecured Notes	1,867,500	1,867,500	—	20.00%	2021
Real Estate Note	318,384	34,503	283,881	5.00%	2023
Loan Advances	1,931,017	1,931,017	—	0.00% - 10.00%	2019 – 2020
Less: Unamortized Debt Discount	(1,401,062)	(1,401,062)	—	NA	NA
Total Debt	$33,332,352	$33,048,471	$283,881	NA	NA

Notes and Advances

We enter into promissory notes with third parties and company officers to support our operations. Promissory notes typically are for less than three years maturity and carry interest rates from 0% to 28.0%. For many of the notes listed above, the scheduled maturity date has passed, and we currently are in default of the matured loan. Company management is working with the creditors to remediate the $5,960,574 in promissory notes and loan advances that are in default. Promissory notes and loan advances that are in default still accrue interest after their scheduled maturity date. There are no financial covenants associated with the promissory notes and loan advances, and there are no compliance waivers that have been received from creditors. We record imputed interest on promissory notes and advances which are deemed to be below the market interest rate. For the years ended September 30, 2021 and 2020, we recorded interest expense of $21,168,232 and $18,094,234, respectively.

In some instances, MTI issues shares of common stock or warrants along with the issuance of promissory notes, resulting in the recognition of a debt discount which is amortized to interest expense over the term of the promissory note. Debt discount amortization for the fiscal year ended September 30, 2021, and 2020, was $8,211,648 and $16,008,454, respectively.

During 2021, MTI issued shares of stock to certain creditors in satisfaction of debt payments or in settlement of indebtedness. These agreements essentially exchanged a predetermined amount of stock to settle debt. For the fiscal year ended September 30, 2021 and 2020, the carrying amount of indebtedness that was settled via issuance of MTI shares was $1,300,000 and $38,912,640, respectively.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debt Issuances and Warrants

TDR Relationship

On May 16, 2021, we received debt financing through MTI entering into an unsecured $4.4 million convertible note agreement with TDR Capital. The convertible note is issued with OID of 10% ($0.4 million); carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 17,446,000 shares of MTI common stock (1,358,112 MAI warrants). The MTI warrant exercise price is $0.6877 (MAI exercise price is $8.84) per common share and expires five years from the date of issuance. The value ascribed to the warrants was $24,358,875, resulting in an additional debt discount of $3,726,816 and a beneficial conversion discount of $673,184. These discounts are being amortized over the 12-month term of the debt. The number of shares issuable upon conversion are determined according to the formula:  Conversion Amount/Conversion Price, subject to certain adjustments. However, , ownership in our TDR Capital (together with their affiliates) upon conversion is limited to a 9.9% ownership cap in shares of MTI’s common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.

Convertible Debt Issuances and Warrants, continued

On July 26, 2021, we received debt financing through MTI entering into an unsecured $1.1 million convertible note agreement with TDR Capital. The convertible note is issued with OID of 10% or $0.1 million; carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 4,361,500 shares of MTI common stock (339,528 MAI warrants). The MTI warrant exercise price is $0.6877(MAI exercise price is $8.84) per common share and expires five years from the date of issuance. The number of conversion shares issuable upon conversion is determined according to the formula:  Conversion Amount/Conversion Price, subject to certain adjustments. However, upon conversion, ownership by TDR Capital (together with their affiliates) is limited to a 9.9% ownership cap in shares of MTI’s (MAI’s) common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.

On September 3, 2021, we received debt financing through MTI entering into an unsecured $6.6 million convertible note agreement with TDR Capital. The initial sale and purchase is $550,000 principal and detached warrants to acquire up to 2,180,750 shares of MTI stock (169,764 MAI warrants). The second sale and purchase is $6,050,000 principal and detached warrants to acquire up to 23,988,500 shares of MTI stock (1,867,423 MAI warrants). The combined convertible notes are issued with OID of 10% ($0.66 million); carries an interest rate of 15% and has a maturity date of one year. The MTI warrant exercise price is $0.6877 (MAI exercise price is $8.84) per common share and expires five years from the date of issuance. The number of conversion shares issuable upon conversion is determined according to the formula:  Conversion Amount/Conversion Price of $0.6877, subject to certain adjustments. However, upon conversion, ownership by TDR Capital (together with their affiliates) is limited to a 9.9% ownership cap in shares of MTI’s (MAI’s) common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants. As of September 30, 2021, only $550,000 was received from TDR Capital for this convertible debt issuance. Refer to Commitments and Contingencies, Note 17 and Subsequent Events, Note 19.

Digital Power Lending, LLC

On July 22, 2021, the Company received debt financing through MTI entering into an unsecured $2.42 million convertible note agreement with Digital Power Lending, LLC. The convertible note is issued with OID of 10% or $0.242 million; carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 9,595,300 shares of MTI common stock (746,961 MAI warrants). The MTI warrant exercise price is $0.6877 (MAI exercise price is $8.84) per common share and expires five years from the date of issuance. The number of conversion shares issuable upon conversion of the conversion amount shall be determined according to the

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

formula:  Conversion Amount/Conversion Price, subject to certain adjustments. However, upon conversion, Digital Power Lending, LLC (together with their affiliates) is limited to a 9.9% ownership cap in shares of MTI’s common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.

On August 19, 2021, the Company received debt financing through MTI entering into an unsecured $1.1 million convertible note agreement with Digital Power Lending, LLC. The convertible note is issued with OID of 10% or $0.1 million; carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 4,361,500 shares of MTI common stock (339,528 MAI warrants). The MTI warrant exercise price is $0.6877 (MAI exercise price is $8.84) per common share and expires five years from the date of issuance. The number of conversion shares issuable upon conversion of the conversion amount shall be determined according to the formula:  Conversion Amount/Conversion Price, subject to certain adjustments. However, upon conversion, Digital Power Lending, LLC. (together with their affiliates) is limited to a 9.9% ownership cap in shares of MTI’s common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.

Convertible Debt to Equity Conversion (Exchange Agreements)

On May 7, 2021, and amended on May 20, 2021, MTI executed an exchange agreement with its existing convertible debt investors who hold $10,762,500 in MTI convertible debt. Upon consummation of the then proposed merger with Net Element, we and the investors agreed to exchange the convertible debt for shares of MAI’s Series C Preferred Stock, par value $0.001 per share. The right to additional purchases of preferred stock expires 12 months from the merger close date between Net Element and MAI. MTI originally issued 42,759,290 (3,717,898 MAI warrants).in detached warrants to purchase shares of MTI common stock as part of the convertible debt agreements with investors. Refer to Note 18, Subsequent Events for Amendment No. 6 and Joinder to the Exchange Agreement.

On July 22, 2021, the Exchange Agreement was amended to include the $2,420,000 debt financing and associated warrants with Digital Power Lending, LLC. The agreement represents Amendment No. 2 and Joinder to the Exchange Agreement that was signed on May 7, 2021 and amended on May 20, 2021. Upon consummation of the then proposed merger with Net Element, we and the investors agreed to exchange the convertible debt for shares of MAI’s Series C Preferred Stock, par value $0.001 per share.

On July 26, 2021, the Exchange Agreement was amended to include the $1,100,000 debt financing and associated warrants with TDR Capital. The agreement represents Amendment No. 3 and Joinder to the Exchange Agreement that was signed on May 7, 2021 and amended on May 20, 2021. Upon consummation of the then proposed merger with Net Element, we and the investors agreed to exchange the convertible debt for shares of MAI’s Series C Preferred Stock, par value $0.001 per share.

On August 19, 2021, the Exchange Agreement was amended to include the $1,100,000 debt financing and associated warrants with Digital Power Lending, LLC. The agreement represents Amendment No. 4 and Joinder to the Exchange Agreement that was signed on May 7, 2021 and amended on May 20, 2021. Upon consummation of the then proposed merger with Net Element, we and the investors agreed to exchange the convertible debt for shares of MAI’s Series C Preferred Stock, par value $0.001 per share.

Convertible Debt to Equity Conversion (Exchange Agreements), continued

On September 3, 2021, the Exchange Agreement was amended to include the $6,600,000 debt financing and associated warrants with TDR Capital. The agreement represents Amendment No. 5 and Joinder to the Exchange Agreement that was signed on May 7, 2021 and amended on May 20, 2021. Upon consummation of the then proposed merger with Net Element, we and the investors agreed to exchange the convertible debt for shares of MAI’s Series C Preferred Stock, par value $0.001 per share.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Drawbridge Relationship

During July 2020, Drawbridge-DBI and MTI entered into a settlement agreement (the “Agreement”) to restructure the aggregate obligations owed to Drawbridge-DBI and the other DBI-affiliated entities. In connection with the Agreement, (a) the Sale-Leaseback obligation in the amount of $49,500,000 was replaced by a new note with a face value of $23,831,554, (b) the other indebtedness and advances from DBI-affiliated entities with a net book value of $9,935,086 were extinguished, and (c) MTI issued 71,516,534 MAI – 5,567,319)  Series B Preferred Shares to Drawbridge-DBI.

The amounts owed to Drawbridge-DBI is $33,296,648 and $25,092,994 as of September 30, 2021, and September 30, 2020 respectively, and are in default (See Note 18 – Subsequent Events). The amounts owed to other DBI-affiliated entities is $982,500 and $1,082,500, as of September 30, 2021, and September 30, 2020, respectively. The 2020 Drawbridge loan is currently recognized within the current portion of debt on the consolidated balance sheet.

SBA Loans

On April 14, 2020, MTI entered a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $885,426 made under the Paycheck Protection Program (the “PPP”). The Note matures on April 14, 2022 and bears interest at a rate of 1% per annum. Pursuant to the terms of the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) and the PPP, the Company applied to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. During November 2020, the SBA approved the loan forgiveness amount of $875,426 in principal and $5,155 in interest on November 20, 2020. The loan forgiveness is accounted for as a gain on debt extinguishment of $890,581 in the Consolidated Statement of Operations.

In September 2020, MTI entered a promissory note (the "Note") in the amount of $10,000 by the SBA under the EIDL program. Monthly installment payments on the Note will begin twelve months from the date of the Note, with the balance of any accrued principal and interest at 3.75% annually, payable thirty years from the date of the Note. An application was submitted to the Lender for loan forgiveness, which was approved for the full amount on February 18, 2021.

Convertible Notes

As of September 30, 2021, MTI issued unsecured convertible notes totaling $10,762,500, of which $6,418,500 were issued between January 2021 and September 2021. The new issuances bear interest at 15% and mature in one year and included with warrants to acquire shares of common stock based on a specified formula. Interest is accrued in arrears until the last business day of each calendar year quarter. The default rate on the note increases to 20% when quarterly interest payments are not timely made by MTI.

Convertible Notes

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Convertible	Interest	Default	Maturity	Warrants	Exercise	Exercise
Date of Issuance	Note ($)	Rate	Interest Rate	Date	(#)	Date	Price ($)
8/26/2020	$1,000,000	15%	20%	8/26/2021	226,397	8/26/2025	$8.84
8/26/2020	200,000	15%	20%	8/26/2021	45,279	8/26/2025	$8.84
8/26/2020	200,000	15%	20%	8/26/2021	45,279	8/26/2025	$8.84
8/26/2020	100,000	15%	20%	8/26/2021	22,640	8/26/2025	$8.84
9/25/2020	105,000	15%	20%	9/25/2021	29,715	9/25/2025	$8.84
9/25/2020	157,500	15%	20%	9/25/2021	44,572	9/25/2025	$8.84
9/25/2020	105,000	15%	20%	9/25/2021	29,715	9/25/2025	$8.84
10/12/2020	660,000	15%	20%	10/12/2021	203,757	10/12/2025	$8.84
10/12/2020	33,000	15%	20%	10/12/2021	10,188	10/12/2025	$8.84
10/12/2020	27,500	15%	20%	10/12/2021	8,490	10/12/2025	$8.84
11/9/2020	660,000	15%	20%	11/9/2021	203,757	11/9/2025	$8.84
11/9/2020	33,000	15%	20%	11/9/2021	10,188	11/9/2025	$8.84
11/9/2020	27,500	15%	20%	11/9/2021	8,490	11/9/2025	$8.84
12/7/2020	660,000	15%	20%	12/7/2021	203,756	12/7/2025	$8.84
12/7/2020	33,000	15%	20%	12/7/2021	10,188	12/7/2025	$8.84
12/7/2020	27,500	15%	20%	12/7/2021	8,490	12/7/2025	$8.84
12/15/2020	157,500	15%	20%	12/15/2021	44,572	12/15/2025	$8.84
12/15/2020	157,500	15%	20%	12/15/2021	44,572	12/15/2025	$8.84
1/7/2021	660,000	15%	—	1/7/2022	203,757	1/7/2026	$8.84
1/7/2021	33,000	15%	—	1/7/2022	10,188	1/7/2026	$8.84
1/7/2021	27,500	15%	—	1/7/2022	8,490	1/7/2026	$8.84
1/7/2021	—	—	—	—	2,038*	1/7/2026	$8.84
1/7/2021	192,500	15%	—	1/7/2022	59,429	1/7/2026	$8.84
1/7/2021	82,500	15%	—	1/7/2022	25,470	1/7/2026	$8.84
1/7/2021	192,500	15%	—	1/7/2022	59,429	1/7/2026	$8.84
1/7/2021	110,000	15%	—	1/7/2022	33,960	1/7/2026	$8.84
3/10/2021	660,000	15%	—	3/10/2022	203,757	3/10/2026	$8.84
3/10/2021	33,000	15%	—	3/10/2022	10,188	3/10/2026	$8.84
3/10/2021	27,500	15%	—	3/10/2022	8,490	3/10/2026	$8.84
5/7/2021	—	—	—	—	82,326**	5/7/2026	$8.84
5/7/2021	—	—	—	—	33,316**	5/7/2026	$8.84
5/7/2021	—	—	—	—	10,504**	5/7/2026	$8.84
5/7/2021	—	—	—	—	19,167**	5/7/2026	$8.84
5/16/2021	4,400,000	15%	20%	5/16/2022	1,358,112	5/16/2026	$8.84
7/22/2021	2,420,000	15%	20%	7/22/22	746,961	7/22/2026	$8.84
7/26/2021	1,100,000	15%	20%	7/26/22	339,528	7/26/2026	$8.84
8/19/2021	1,100,000	15%	20%	8/19/22	339,528	8/19/2026	$8.84
9/3/2021	550,000	15%	20%	9/3/22	169,764	9/3/2026	$8.84
Total	$15,932,500	—	—	—	4,924,447	—	—
*

As part of placement agent, Cambria received five-year warrants to purchase 6% of the MTI common shares issuable under convertible notes sold in the Regulation D offering to investors introduced by the firm.

**

On May 7, 2021, additional warrants of 1,866,665 were added to the Exchange Agreement for no additional consideration to acquire additional common shares of common stock to four convertible debt holders given changes in the exchange share calculation, which will be consistent with the exchange share calculation of other convertible debt holders. The Exchange Agreement supersedes the original agreements that were issued by MTI and allows the

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

convertible debt holder to exchange their debt for the newly created Series C Preferred Stock, par value of $0.001. The new series of preferred stock will be created upon the merger effectiveness date between Net Element and MAI.

Convertible Notes

Because the market price for MTI common stock on the date of the notes exceeded the notes’ conversion price of $0.6877 per share, a beneficial conversion feature in the amount of $10,613,630 was recorded as a discount on the notes. The discount is being amortized as additional interest over the life of the notes. At September 30, 2021, the balance of the unamortized discount is $8,060,555.

Company management evaluated the conversion features embedded in the convertible notes for classification and accounting under the provisions of ASC 815-40 and determined the conversion features met treatment as equity.

NOTE 6 – FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements is required to be measured at fair value only when acquired or when an impairment loss is recognized. See “Note 12 - Property, Equipment and Leasehold Improvements, Net” for further information on impairment of fixed assets.

Financial instruments for which carrying value approximates fair value

Certain financial instruments that are not carried at fair value on the consolidated balance sheets are carried at amounts that approximate fair value, due to their short-term nature and credit risk. These instruments include cash and cash equivalents, accounts payable, accrued liabilities, and debt. We believe that the carrying value of term debt approximates fair value due to the variable rates associated with these obligations. Accounts payable are short-term in nature and generally terms are due upon receipt or within 30 to 90 days.

NOTE 7 – DEFICIENCY IN STOCKHOLDERS’ EQUITY

The accompanying financial statements include a retrospective recapitalization to reflect the composition of stockholder’s equity, as if they had existed for the periods presented.

Preferred Stock

On November 5, 2021, we filed an Amended and Restated Articles of Incorporation which included the rights and privileges of Preferred Stock Series A and Series B.  Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.

Dividends

The holders of Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Preferred Stock Series A and Series B shall participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during the years ended September 30, 2021 and 2020.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidation

Holders of Preferred Stock are entitled to receive a liquidation preference prior to any distribution to holders of Common Stock. Upon occurrence of a liquidation transaction, the Preferred Stock would be redeemed by the issuer for the applicable original issue price. However, if the holders of Preferred Stock would receive a greater amount of consideration had the Preferred Stock been converted immediately prior to such transaction, the Preferred Stock shall be deemed to have been converted for the purposes of the redemption amount.

Conversion

Preferred Stock Series A is convertible at any time at the option of the holder into Common Stock at a conversion rate of one for one hundred basis with common shares of at any time after the date of issuance of such shares into such number of fully paid and non-accessible shares of Common Stock. Preferred Stock Series B is convertible at any time at the option of the holder into Common Stock at a conversion rate of one for one basis with common shares at any time after the date of issuance of such shares into such number of fully paid and non-accessible shares of Common Stock.

Additionally, all outstanding shares of the Preferred Stock shall automatically convert into shares of the underlying Common Stock upon the Company’s sale of its Common Stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act, the public offering price of which results in aggregate cash proceeds to the Company of not less than $50 million, net of underwriting discounts and commissions (a “Qualified IPO”).

Voting Rights

Holders of Preferred Stock are entitled to the same voting rights as the holders of common stock and to notice of shareholders’ meetings. The holders of Common Stock and Preferred Stock shall vote together as a single class (on an as-converted basis) on all matters. Each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of Common Stock into which such shares of Preferred Stock could be converted.

Common Stock

We have 500,000,000 shares of common stock authorized with $0.001 par value per share. There were 7,048,386 and 5,086,225 shares of common stock issued and outstanding at September 30, 2021 and 2020, respectively.

The holders of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of shareholders. In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the common shareholders are entitled to receive the remaining assets following distribution of liquidation preferences, if any, to the holders of our preferred stock. The holders of common stock are not entitled to receive dividends unless declared by our Board of Directors. To date, no dividends were declared or paid to the holders of common stock.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table summarizes warrant activity for the years ended September 30, 2021 and 2020:

		Weighted Average
	MAI shares	Exercise Price
Warrants outstanding at September 30, 2019	97,308	$8.84
Warrants exercised	—	$—
Warrants granted	420,242	$8.84
Warrants expired	—	$—
Warrants outstanding at September 30, 2020	540,905	$8.84

		Weighted Average
	MAI shares	Exercise Price
Warrants outstanding at September 30, 2020	540,905	$8.84
Warrants exercised	—	$—
Warrants granted	4,480,855	$8.84
Warrants expired	(97,308)	$8.84
Warrants outstanding at September 30, 2021	4,924,447	$8.84

2020-2021 Warrants

The warrants are exercisable for a five-year period commencing upon issuance . The estimated fair value of the MAI warrants issued and outstanding is $8,166,441 using the Black-Scholes option valuation model. The assumptions used that represent management’s best estimates of the fair value of the Company’s warrants issued and outstanding were as follows:

September 30, 2021
Expected term (in years)	5.0
Volatility	63.9%
Dividend yield	0.00%
Risk-free interest rate	0.34%-0.82%
Common stock price	$5.43

The allocation of the fair value of these warrants was included as a debt discount on the consolidated balance sheet and amortized to interest expense over the scheduled maturity dates of the various promissory notes.

NOTE 8 – LOSS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income allocated to common shareholders by the weighted-average common shares outstanding, excluding unvested common shares subject to repurchase or cancellation. Diluted EPS is computed by dividing income allocated to common shareholders plus dividends on dilutive convertible preferred stock and preferred stock that can be tendered to exercise warrants, by the weighted-average common shares outstanding plus amounts representing the dilutive effect of outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable.

For 2021 and 2020, the Series A Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.”

The warrants to purchases common shares of stock also were excluded from the computation because the result would have been antidilutive.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – MTI SHARE- BASED COMPENSATION

MTI has a share incentive plan as part of its annual discretionary share-based compensation programs. The plan includes consultants and employees, including directors and officers. For employees, they are notified of company share incentives during the onboarding process. The employee’s offer letter briefly describes the plan. Subject to the approval of MTI’s Board of Directors or its Compensation Committee and following the adoption of an equity incentive plan, employees are issued a specified number of shares of the MTI Common Shares. Employees are vested in 100% of the MTI shares after 12 months of continuous service. Additional MTI shares may be issued to employees over the next two years at anniversary date. Any disruption or separation of service results in the forfeiture of common shares. The total expense recognized for share awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period.

Consulting agreements or MTI shares for services are determined by the number of MTI shares granted within the individual contracts, as well as the services provided by the consultant. The MTI shares specified within the individual agreements are negotiated and approved by our Chief Executive Officer. The consultant earns the MTI shares over the service period. The MTI shares are accounted for as professional fees within G&A expenses. Employee share issuances are part of Salaries expense. The expense recognized for share awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period.

	For the fiscal year ended
	September 30,
Composition of Stock-Based Compensation Expense	2021	2020
Employee MTI share issuance	$2,505,091	$1,037,102
MTI shares for services	2,460,529	2,929,179
MTI Share-Based compensation expense	$4,965,620	$3,966,281

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2021	September 30, 2020
Accrued Expenses and Other Liabilities
Accrued expense - other	$2,051,696	$16,021,442
Accrued payroll	4,586,057	3,771,874
Accrued interest	12,489,012	2,358,273
Total	$19,126,765	$22,151,589

Accrued expenses – other at September 30, 2020 includes obligations arising from the $13.6 million AirSign advertising contract and the $1.4 million RedRock Outdoor Advertising, Inc. contract. The Company entered into these agreements to promote its electric vehicle capabilities with various national sporting events and within the New York market. However, the marketing campaigns never materialized. During 2021, the Company received a release of liability from both AirSign, Inc. and RedRock Outdoor Advertising, Inc. Both liabilities, along with the associated deferred advertising, were derecognized during January 2021.

Accrued payroll represents salaries and benefits that are owed to employees. More importantly, the payroll tax liabilities are reported within this account. Delinquent IRS and state tax liabilities on September 30, 2021, and September 30, 2020, are $3,904,720 and $3,987,596, respectively. These tax liabilities have priority liens over MTI assets due to nonpayment of tax debt. The lien protects the government’s interest in all MTI property, including real estate, personal property and financial assets. Refer to Note 17, Contingencies and Claims.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued interest relates to finance charges on debt financing and represents interest on loans, and convertible notes payable throughout 2021. Refer to Note 5, Debt.

NOTE 11 - LIABILITY TO ISSUE STOCK

Liability represents stock payable that is accrued for and issuable at a future date for Preferred Management Partners and Cambria Investment Banking Services. Refer to Note 17.

NOTE 12 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	September 30,	September 30,
	2021	2020
Building	$804,654	$807,154
Furniture and Equipment	111,102	114,879
Vehicles	45,887	45,887
Computer Hardware and Software	139,742	129,967
Machinery and Equipment	2,597,654	2,615,311
Leasehold Improvements	66,379	76,675
Subtotal	3,765,418	3,789,873
Less: Accumulated Depreciation	(2,583,941)	(2,247,877)
Property, Equipment and Leasehold Improvements, Net	$1,181,477	$1,541,996

Depreciation expense related to property, equipment and leasehold improvements for the years ended September 30, 2021, and 2020 was $354,125 and $702,068, respectively.

NOTE 13 – OTHER ASSETS

Other assets consist of the following:

	September 30, 2021	September 30, 2020
Other Assets
Coda Materials	$76,587	$207,000
Advance Payments on long-lived assets	—	51,806
Notes Receivable	90,552	79,939
Show Room Cars	2,739,995	210,483
Security Deposits	186,640	212,782
Deposit on Property (See Note 15)	1,240,000	—
Total Other Assets	$4,333,774	$762,010

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – OPERATING EXPENSES

General and Administrative Expenses consists of the following:

	Year ended September 30,
	2021	2020
Professional fees	$6,991,246	$5,260,142
Salaries	6,091,520	2,437,934
Depreciation and amortization	720,805	725,796
Lease	1,776,198	905,231
Settlements and penalties	1,532,378	219,655
Employee benefits	368,563	216,349
Utilities and office expense	345,766	213,361
Advertising and promotions	413,771	156,241
Taxes and licenses	73,527	67,607
Repairs and maintenance	244,868	55,050
Other	835,299	169,775
Total	$19,393,941	$10,427,141

Within professional fees is MTI shares for services, which is the issuance of MTI shares for services rendered to consultants and professional service firms. The expense is recorded at fair value of MTI shares issued (see Note 13, Other Assets). For the fiscal year ended September 30, 2021 and 2020, the Company recorded $2,460,529 and $2,929,179, respectively, for shares for services.

Research and development consist of the following:

	For the fiscal year ended
	September 30,
	2021	2020
Research & Development
Professional fees	$3,009,027	$1,667,077
Total	$3,009,027	$1,667,077

Research and development costs are expensed as incurred. Research and development expenses primarily consist of Mullen Five EV show car development and are primarily comprised of personnel-related costs for employees and consultants.

In December 2020, the Company entered into an agreement with Thurner, Inc. to design and develop two show electric vehicles. The planned finalization is expected to occur in 2021. The total cost for Phase 1 is $483,254.

In December 2020, MTI entered into a Statement of Work with Phiaro, Inc. for its show car development for approximately $1.6 million. The show car project program started in December 2020 and is anticipated to be finished November 2021. The program is for the initial show car development of the Mullen Five, which is a mid-size electric SUV. The program start began in January 2021. The initial show cars in development consist of two mid-size electric SUVs.

NOTE 15 – LEASES

MTI has entered into various operating lease agreements for certain of its offices, manufacturing and warehouse facilities, and corporate jet. We have implemented the provisions of ASC 842, on October 1, 2019. Operating leases are included in right-of-use assets, and current and noncurrent portion of lease liabilities, as appropriate. These right-of-use assets also

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

includes any lease payments made and initial direct costs incurred at lease commencement and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements which require payments for both lease and non-lease components and has elected to account for these as a single lease component. Certain leases provide for annual increases to lease payment based on an index or rate. We calculate the present value of future lease payments based on the index or at the lease commencement date for new leases.

The table below presents information regarding our lease assets and liabilities.

	September 30, 2021	September 30, 2020
Assets:
Operating lease right-of-use assets	$2,350,927	$1,729,112
Liabilities:
Operating lease liabilities, current	(599,898)	(336,765)
Operating lease liabilities, non-current	(1,857,894)	(1,482,569)
Total lease liabilities	$(2,457,792)	$(1,819,334)
Weighted average remaining lease terms:
Operating leases	3.34 years	4.51 years
Weighted average discount rate:
Operating leases	28%	28%
Cash paid for amounts included in the measurement of lease liabilities for the fiscal year ended September 30, 2021, and 2020	$1,057,438	$1,096,054

Operating lease costs:	For the fiscal year ended September 30,
	2021	2020
Fixed lease cost	$1,185,576	$430,886
Variable lease cost	448,983	454,422
Short-term lease cost	401,526	101,916
Sublease income	(84,473)	(81,993)
Total operating lease costs	$1,951,612	$905,231

Operating Lease Commitments

Our leases primarily consist of land, land and building, or equipment leases. Our lease obligations are based upon contractual minimum rates. Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises. The initial term for most real property leases is typically 1 to 3 years, with renewal options of 1 to 5 years, and may include rent escalation clauses. For financing obligations, a portion of the periodic lease payments is recognized as interest expense and the remainder reduces the obligations. For operating leases, rent is recognized on a straight-line basis over the lease term, including scheduled rent increases and rent holidays.

On April 27, 2021, MTI entered into a 4-month lease agreement to lease a 127,400 square-foot manufacturing plant on 100 acres located at One Greentech Drive, Robinsonville (Tunica County), MS from May 1, 2021 through July 31, 2021 for $50,000 per month. MTI also has an option to purchase the property for $12.0 million. The lease agreement will terminate on the earlier of the (a) closing of the purchase of the property or (b) MTI’s termination of the lease. On March 12, 2021, MTI paid $240,000 into escrow for the asset purchase. Consummation of the purchase is contingent upon completion of satisfactory inspection, review of environmental report, etc. Furniture, fixtures, equipment and other assets are included as part of the purchase. On July 23, 2021, the parties entered into a first amendment to the agreement, whereby the lease is extended for an additional six months. On July 26, 2021, MTI paid $1,000,000 (“extension payment”) pursuant to the first amendment to the lease agreement (payments will remain at $50,000 per month through January 31, 2022). The source of the funds to make the extension payment came from proceeds received from the issuance of a convertible note

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with TDR Capital Pty Limited. The extension payment deposited into escrow will be credited to the purchase price upon closing. As of 11/12/2021, the property was purchased from Saleen Motors International, LLC for $12,000,000. The lease was cancelled on the purchase date of the aforesaid property. Refer to Note 19, Subsequent Events.

The following table reflects maturities of operating lease liabilities at September 30, 2021:

Years ending
September 30,
2022	$1,213,728
2023	1,157,693
2024	824,287
2025	436,155
2026	222,787
Thereafter	—
Total lease payments	$3,854,650
Less: Imputed interest	(1,396,858)
Present value of lease liabilities	$2,457,792

NOTE 16 – INCOME TAXES

On December 2, 2019, we entered into a tax sharing agreement with Mullen Technologies Inc. Although our results are included in the Mullen Technologies consolidated tax return for U.S. federal income tax purposes, our tax provision is calculated primarily as though MAI was a separate taxpayer. However, under certain circumstances, transactions between us and Mullen Technology are assessed using consolidated tax return rules. Tax sharing agreement governs the payment of tax liabilities and entitlement to refunds thereof, allocate responsibility for, and cooperation in, the filing of tax returns, and provide for certain other matters relating to taxes

For the years ended September 30, 2021 and 2020, we had income tax NOL carryforwards of approximately $193 million for Federal and $192 million for California, which will expire as follows:

NOL Carryforward
2021
Federal
2034-2037	$29,838,716
Indefinite	$162,818,819

Total Federal	$192,657,535

California
2034-2040	$191,722,566

Total California	$191,722,566

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2021 - $	2021 - %

Income tax benefit at statutory rate	$(9,247,200)	21.00%
State income taxes	800	0.00%
Permanent Differences	158,166	(0.36)%
Valuation Allowance	9,091,163	(20.65)%
Other	(2,129)	0.00%
Total (benefit) provision for income taxes	$800	0.00%

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

Significant components of the Company’s net deferred tax assets as of September 30, 2021, are as follows:

	2021	2020
Deferred tax assets:
Net Operating loss carryforwards	38,676,405	31,413,378
Charitable Contributions	894	1,176
Accrued Expenses	315,555	104,164
Impairment Other	—	83,845
Other Assets	364,419	261,842
163(j) Limitation	14,491,332	4,178,291

Total gross deferred tax assets	53,848,604	36,042,696

Less valuation allowance	(53,416,875)	(35,747,087)

Total net deferred tax assets	431,729	295,609

Deferred tax liabilities:

Intangibles	(146,639)	(157,641)
Fixed Assets	(284,922)	(137,632)
Other	(168)	(336)

Total deferred tax liabilities	(431,729)	(295,609)

Net deferred tax assets	$0	$—

For the years ended September 30, 2021 and 2020, we recorded a full valuation allowance against the deferred tax assets because we do not believe that the deferred tax assets recorded in 2021 and 2020 are more likely than not to be realizable.

We follow the guidance for accounting for uncertainty in income taxes in accordance with FASB ASC 740, which clarifies uncertainty in income taxes recognized in an enterprise’s financial statements. The standard also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in an income tax return. Only tax positions that meet the more likely than not recognition threshold may be recognized. In addition, the standard provides guidance on derecognition, classification, interest and

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

penalties, accounting in interim periods, and disclosure. As of September 30, 2021, the Company has recorded $15.2M related to unrecognized tax benefits. Tax years for 2014 through 2021 are subject to examination by the tax authorities.

Tax Reform. The Tax Cuts and Jobs Act of 2017 (the “TJCA”) was enacted on December 22, 2017, and among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 1187 (“SAB”), the Company made a reasonable estimate of the impacts of the TJCA and recorded this estimate in Company results for the year ended September 30, 2021. SAB 118 allows for a measurement period of up to one year, from the date of enactment, to complete the accounting for the impact of TJCA. As of September 20, 2021, our analysis of under SAB 118 was completed and resulted in no material adjustments to the provisional amounts recorded as of September 30, 2021.

NOTE 17 – CONTINGENCIES AND CLAIMS

ASC 450 governs the disclosure and recognition of loss contingencies, including potential losses from litigation, regulatory, tax and other matters. The accounting standard defines a “loss contingency” as “an existing condition, situation, or set of circumstances involving uncertainty as to possible loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.”  ASC 450 requires accrual for a loss contingency when it is “probable that one or more future events will occur confirming the fact of loss” and “the amount of the loss can be reasonably estimated.”

From time to time, we are subject to asserted and actual claims and lawsuits arising in the ordinary course of business. Company management reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and it discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our consolidated financial statements to not be misleading. To estimate whether a loss contingency should be accrued by a charge to income, management evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss. We do not record liabilities when the likelihood is probable, but the amount cannot be reasonably estimated.

Preferred Management Partners, Inc. – Consulting Agreement

On September 23, 2021, MAI entered into a consulting arrangement with Preferred Management Partners, Inc. The Company hereby engages Preferred Management, Inc. to resume negotiations between MAI and Qiantu Motor Cars to enable the Company to procure the intellectual property ownership rights related to the K-50 automobile. As compensation for entering into this agreement and providing services to MAI, the consultant will receive 750,000 unrestricted publicly traded shares of the Company’s common stock registered on Form S-8 registration statement. If the consultant is successful, the Company will pay the consultant an additional 750,000 unrestricted shares of common stock registered on Form S-8 registration statement. As of this date, the Form S-8 registration statement has not been filed; however, the transaction is properly accounted for within the prepaid account and the liability for to issue future shares on the balance sheet.

Debt Financing

On September 3, 2021, the Company received debt financing through MTI entering into an unsecured $6.6 million convertible note agreement with TDR Capital. The initial sale and purchase was comprised of a $550,000 convertible note and detached warrants to acquire up to 2,180,750 shares in MTI stock (169,764 MAI warrants). The second sale and purchase was comprised of a $6,050,000 convertible note and detached warrants to acquire up to 23,988,500 shares in MTI stock (1,867,423 MAI warrants). The series of funding began October 5, 2021 and ended on 11/5/2021, the aggregate

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

funds received was $5.44 million, net of OID of 10% or $0.61 million. Refer to Note 5, Debt and Note 19, Subsequent Events.

Equity Financing

On May 7, 2021, MTI executed a $20,000,000 equity purchase agreement with the Acuitas Group Holdings, who committed to purchase shares of the MAI Series C Preferred Stock at a price of $8.84 per share. Upon NASDAQ uplifting and trading volume of stock, this equity will commence funding. On November 4, 2021, Acuitas Group Holdings wired $20,000,000 to MTI before the merger effective date with Net Element that occurred on November 5, 2021. As part of the transaction, Acuitas Group Holdings received 5,915,639 warrants with an adjusted exercise price of $8.83 and matures in five years.

Cambria – Investment Banking Services Agreement

On July 16, 2021 and September 8, 2021, MTI agreed to a proposal with Cambria a placement agent services for investment offerings up to $3,000,000. As a result of the agreement, MTI is obligated to pay a financing fee of 6.0% of aggregate gross proceeds and warrants equal to 6.0% of the offering. To date, Cambria has raised $750,000 in equity financing. The equity purchases of Series C Preferred Stock have detached warrants with strike price of $8.84. The warrants have a five-year maturity. Since the Series C Preferred Stock has not been issued to the investor due to pending merger between MAI and Net Element, the transaction is being accounted for within the prepaid account and the liability for to issue shares on the balance sheet.

Table below represents the post-merger shares for equity capitalization. As of September 30, 2021, there was no issuances of Series C preferred Stock and associated warrants.

Date	Series C Preferred Stock	Warrants		Additional Warrants		Maturity Date	Exercise Price
7/23/2021	$75,000	1,983		—		7/23/2026	$8.84
7/23/2021	50,000	1,322		—		7/23/2026	$8.84
7/23/2021	100,000	2,644		—		7/23/2026	$8.84
7/23/2021	75,000	1,983		—		7/23/2026	$8.84
7/23/2021	—	1,528	*	3,056	*	7/23/2026	$8.84
9/8/2021	175,000	4,626		—		9/8/2026	$8.84
9/8/2021	175,000	4,626		—		9/8/2026	$8.84
9/8/2021	100,000	2,644		—		9/8/2026	$8.84
Total	$750,000	21,356		3,056		—	—
●	Represents placement agent fees to Cambria.

Drawbridge Acknowledgement, Waiver and Consent

On July 16, 2021, MTI and Drawbridge entered into an agreement whereby Drawbridge acknowledged, waived, and consented to the contribution and spin-off of Mullen’s EV assets into a new entity. As indicated in Note 1 to the financial statements, the spin-off occurred occur immediately prior to the merger with Net Element. As part of the agreement, Drawbridge was paid $10,000,000 that was applied towards the outstanding principal balance and includes a waiver of default. The principal reduction to the indebtedness to Drawbridge occurred on November 15, 2021.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Business Machines (“IBM”)

We previously recorded a $4.5 million liability associated with a lawsuit with IBM, in which IBM contended that we had not fulfilled our obligations pursuant to a contract entered into during 2017. On April 28, 2020, the Supreme Court of the State of New York granted summary judgment in favor of IBM’s claim for breach of contract. The Court, however, found that a trial (inquest) was required to determine the damages to which IBM is entitled. We proposed an offer in settlement to resolve the matter, with the parties proceeding under the Joint Development and Technology License Agreement and all rights restored to us under the Trademark License Agreement. On December 1, 2021, the Supreme Court of the State of New York entered a judgment of $5.6 million to IBM. On December 2, 2021, we filed a Notice of Appeal. As a result, we recorded an additional charge, increasing the liability to the adjudicated amount.

Federal and State Tax Liabilities

We have recorded a $3.8 million liability at September 30, 2021 associated with past due amounts owed to the Internal Revenue Service (“IRS”) and the Employment Development Department of California (“EDD”) for failing to remit payroll taxes associated with MTI and the Company’s employees.

The IRS has filed a lien on substantially all of our assets. On April 28, 2021, MTI entered into an installment agreement with the EDD to pay $10,000 per month related to unpaid state payroll tax liabilities of $388,352 plus accrued interest. Monthly payments of $10,000 are being made and will continue until paid in full.

Raymond James and Associates (“RJA”) – Investment Banking Services Agreement

On May 5, 2020, MTI entered into an agreement with Raymond James & Associates for public offering and placement agent services. The agreement called for payment of a cash retainer of $50,000, which remains unpaid. Upon the closing of any public offering, regardless of whether RJA procured the agreement regarding the offering, we are obligated to pay a financing fee of equal to the greater of a) 6.0% of aggregate gross proceeds and b) $3,000,000.

Linghang Boao Group, LTD

In November 2019, we entered into a three-year Strategic Cooperation Agreement (“SCA”) with Linghang Boao Group LTD to co-develop a Solid- State Battery Management system with a 480 - 720-mile Driving Range. The Company’s total financial commitment under the SCA is $2,196,000. On December 3, 2019, we paid the first installment of $390,000. The remaining installments are payable upon the earlier of certain dates or the achievement of defined milestones.

The contractual target dates and milestones have been severely disrupted due to the occurrence COVID-19. As a result, our management believes the COVID-19 pandemic represents a Force Majeure event (that is, the pandemic has impacted our and Linghang Boao Group LTD’s ability to meet their respective contractual obligations due to restriction in movement, stoppage of production, increase in costs due to scarcity of raw materials components, labor shortages, shortage of funds, disruption in the supply chains, U.S. governmental closures of ports/borders and travel restrictions). Based on the foregoing, we believe there is no breach of contract due to our failure of performance. Unfortunately, we have sustained a loss of $390,000 at September 30, 2020 due to contract nonperformance and force majeure. There are no accrued liabilities recorded for any remaining milestone payments at September 30, 2021.

Our management has notified Linghang Boao Group of the decision to invoke the force majeure provision of the Strategic Cooperation Agreement due to the inability of the parties to perform caused by the global Pandemic.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC GEM Equity Line Financing

On January 4, 2021, MTI entered into a $350,000,000 equity line financing agreement with GEM Global Yield LLC (“Purchaser”) and GEM Yield Bahamas Limited (“GEM”). MAI plans to issue and sell common shares to GEM up to the number of common shares having an aggregate value of $350,000,000. The Purchaser will buy MAI shares based on the operational needs and/or drawdowns of the Company. If the aggregate limit has been reached, the Purchaser will increase the aggregate limit in an amount up to $150,000,000. The commitment fee, equal to 2% of the Aggregate Limit, will be charged for each draw-down. The fee may be paid in cash or freely tradeable common shares of the Company. The commitment begins when we effect the public listing of MAI common stock for trading on a U.S. national securities exchange. The agreement matures in 36 months after the public listing of MAI common shares.

Pursuant to the GEM Agreement, the commitment began on the “Public Listing Date”, defined as the date that we effected (i) a “Reverse Merger Transaction” (defined in the GEM Agreement as a reverse merger of a similar transaction between MAI and a special purpose acquisition company whose securities are publicly traded) or (ii) the direct listing of the Company’s common stock on a public market. Further to the GEM Agreement, we are obligated to issue warrants providing GEM the right to purchase up to 6.6% of our common shares outstanding on the Public Listing Date. As the Company is not effecting a Reverse Merger Transaction (that is, Net Element is not a special purpose acquisition company) nor is the Company effecting a direct listing of its common shares, the Company does not believe it is obligated under the GEM Agreement to pay fees nor issue warrants to GEM. In addition, the Company has agreed with a lender of its convertible promissory notes that the Company would not initiate utilization of the GEM Agreement. [HELP ME UNDERSTAND THIS – THE REVERSE MERGER INTO NET ELEMENT DID OCCUR. SO, IS THIS AGREEMENT STILL VALID?  NEED TO DISCLOSE THE PROPER RIGHTS AND OBLIGATIONS]

Litigation

On May 28, 2021, a Net Element shareholder filed a complaint against Net Element and Mullen Acquisition, Inc. and certain named individuals regarding the proposed merger transaction. The complaint alleges, among other things, a potential dilution of the value of Net Elements stock and a failure to act in with a fiduciary duty to its stakeholders.

On September 3, 2021, a Net Element shareholder filed a lawsuit against Net Element, Mullen Technologies, Inc. and Mullen Acquisition, Inc. and certain individuals regarding the proposed merger agreement. The lawsuit alleges material omissions regarding the merger transaction and seeks to prevent the consummation of the merger agreement, as well as certain other equitable relief.

Based upon information presently known to management, the Company believes that the potential liability from the May 2021 complaint and September 2021 lawsuit, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the financial statements.

Odyssey Group Settlement

On August 13, 2021, MTI and Odyssey Group reached a settlement concerning disputes and differences that arose from collections on invoices and liens pending pursuant to Odyssey’s Client Account and the Odyssey Group Consulting Agreement. Odyssey alleged that the MTI owed $503,637 at March 31, 2021. The parties agreed that Odyssey would receive $50,000 and 500,000 shares of MTI common stock (pre-merger). Additionally, Odyssey will receive an equivalent of $10,000 in cash or common stock from Mullen. The obligation to pay Odyssey may be terminated by either party upon 30-days’ notice by either party. A release of liability for the amounts owed on the Consulting arrangement was signed and executed on the settlement date. The Company has issued Odyssey the 500,000 common shares worth $1.25 million and paid $50,000 in cash and common stock. The $10,000 in cash or common stock provision has not been terminated by either party.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – RELATED PARTY TRANSACTIONS

At September 30, 2021 and September 30, 2020, respectively, the Drawbridge Investments, LLC relationship comprised various loans and advances, common shares, and preferred shares.

The Drawbridge loans are currently in default. The Common and Preferred Shares presented are shares in MTI that have been issued by MTI.

Drawbridge Related Transactions
(Cumulative)	September 30, 2021			September 30, 2020
Description	Loan Principal	# of Shares	FV of Shares	Loan Principal	# of Shares	FV of Shares
Various Notes	$23,831,554	—	$—	$23,831,554	—	$—
Common Shares	—	1,378,274	14,730,560	—	1,378,274	14,730,560
Preferred Shares - Series A	—	2,335	2,496,000	—	2,335	2,496,000
Preferred Shares - Series B	—	5,567,319	59,501,756	—	5,567,319	59,501,756
Total Related Party Transactions	$23,831,554	6,947,929	$76,728,316	$23,831,554	6,947,929	$76,728,316

*Shares are MTI common and preferred shares.

The default interest rate on the Drawbridge loans is 28% per annum, and accrued interest is $9,465,094 at September 30, 2021.

Chief Executive Officer Loans to MTI

From time to time, the Company’s CEO provides loans to the Company. The outstanding balances for these loans at September 30, 2021, and September 30, 2020, are $479,914 and $236,565, respectively. Subsequent to September 30, 2021, the Company repaid their outstanding loan balance.

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Technologies and its subsidiaries. Mr. Miltner also is an elected Director for MAI, beginning his term in August 2021. For the fiscal year ending September 30, 2021, Mr. Miltner received $901,398 for services rendered to us. Net billings were $890,484. Mr. Miltner has been providing legal services to us since 2020.

Equity Warrants (EXCHANGE AGREEMENT and EQUITY WARRANTS)

During 2020 and 2021, as part of the planned merger with Net Element, we entered into an Exchange Agreement and subsequent amendments with certain holders of convertible debt as an incentive to convert their convertible debt into shares of our series C preferred stock. In connection with this agreement, the Company issued warrants to these investors, which represents a share-based equity incentive (“Series Preferred C Investors”). Series C Preferred Investors also purchased Series Preferred C Stock with detached warrants. The warrants have a fixed and determinable price of $8.84 per common share. The fair value of the MAI warrants is $13.7 million as of September 30, 2021.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through December [XX], 2021, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the carve-out financial statements:

Business Combination and Recapitalization

On November 5, 2021, the Company consummated the merger with Net Element. At the effective time of the Merger, the common and preferred equity interests held by our then investors were cancelled, and the investors received their respective shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock in Net Element, Inc. (which was renamed Mullen Automotive, Inc.)

Prior to the Merger, Net Element, Inc. transferred its assets and liabilities to RBL Capital Group LLC (“RBL”) in full satisfaction of the outstanding loan balance owed to RBL by Net Element and its subsidiary or affiliated entities pursuant to a Divestiture Agreement, dated July 20, 2021, which was filed with the Registration Statement. Pursuant to ASC 805, for financial accounting and reporting purposes, Mullen Automotive, Inc. was deemed the accounting acquirer and Net Element was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse merger transaction.

Debt and Equity Financing

Exchange Agreement (Convertible Debt to Equity Conversion)

On October 25, 2021, MTI amended the exchange agreement to include the $1,100,000 debt financing and detached warrants with JADR Consulting Group PTY Limited. The agreement represents Amendment No. 6 and Joinder to the Exchange Agreement that was originally signed on May 7, 2021 and amended on May 20, 2021. Upon consummation of the proposed merger with Net Element, the investors agreed to exchange the convertible debt for shares of MAI’s Series C Preferred Stock, par value $0.001 per share. The right to additional purchases of preferred stock expires 12 months from the merger close date between Net Element and MAI.

Assignment and Assumption of Rights

On October 25, 2021, JADR Consulting Group PTY Limited and TDR Capital entered into agreement of Assignment and Assumption of Rights. On September 3, 2021, the Assignor (“TDR Capital”) agreed to purchase $6,600,000 in convertible debt and warrants to acquire 2,037,164 shares of MAI common stock. The Assignor has agreed with the Assignee (“JADR Consulting Group PTY Limited”) to assign al rights, title and interest in the aggregate original amount of $3,300,000 and warrants to acquire 1,201,521 shares of MTI common stock for the aggregate purchase price of $3,000,000. The funding would occur between October 27, 2021 and November 4, 2021.

On October 27, 2021, Amendment No. 6 and Joinder to the Exchange Agreement was modified to reflect the changes of the Assignment and Assumption of Rights document.

Convertible Debt Issuances and Warrants

On November 4, 2021, we received debt financing through MTI entering into an unsecured $1.1 million convertible note agreement with JADR Consulting Group PTY Limited. The convertible note is issued at OID of 10% ($0.1 million); carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 417,375 shares of MAI common stock. The warrant exercise price is $8.84 per common share

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and expires five years from the date of issuance. The number of shares issuable upon conversion of the conversion amount is determined according to the formula:  Conversion Amount/Conversion Price, subject to certain adjustments. However, upon conversion, JADR Consulting Group PTY Limited (together with its affiliates) is limited to a 9.9% ownership cap in shares of MTI’s common stock then outstanding, after giving effect to the issuance of common stock issuable upon exercise of the warrants.

On November 4, 2021, the Company received debt financing through MTI entering into an unsecured $110K convertible note agreement with Michael Friedlander. The convertible note is issued with OID of 10% or $10K; carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 30,872 shares of MAI common stock. The warrant exercise price is $8.84 per common share and expires five years from the date of issuance. The number of conversions shares issuable upon conversion of the conversion amount shall be determined according to the formula:  Conversion Amount/Conversion Price , subject to certain adjustments. However, upon conversion, Michael Friedlander (together with his affiliates) is limited to a 9.9% ownership cap in shares of MTI’s common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.

				Default
Date of	Convertible		Interest	Interest	Maturity	Warrants	Additional	Exercise	Exercise
Issuance	Note ($)		Rate	Rate	Date	(#)	Warrants	Date	Price ($)
10/27/2021	$550,000	*	15%	20%	10/27/2022	208,687	27,246	10/27/2026	$8.84
10/27/2021	—		—	—	—	—	116,770	10/27/2026	$8.84
10/27/2021	1,100,000		15%	20%	10/27/2022	417,375	—	10/27/2026	$8.84
11/4/2021	2,750,000	*	15%	20%	11/4/2022	848,818	—	11/4/2021	$8.84
11/4/2021	110,000		15%	20%	11/4/2022	30,872	—	11/4/2026	$8.84
Total	$4,510,000		—	—	—	1,478,752	144,016	—	—

*Assumption and assignment of $3,300,000 in convertible debt and warrants, which included 144,016 in additional warrants.

$30M common stock purchase

On September 1, 2021, MAI (through MTI) and Esousa Holdings, LLC entered into a Securities Purchase Agreement, whereby the Esousa Holdings, LLC committed to purchase up to an aggregate of $30,000,000 common shares over a twelve-month period. The number of shares purchased is based on a set of conditions. The number of common shares is calculated by multiplying 125% by $2,500,000 and then dividing by the closing sale price for the trading day immediately after the last closing trade price for MAI securities reported on the principal securities exchange or trading market is listed or trading. The initial closing date is based on the close of the reverse merger transaction with Net Element, which occurred on November 5, 2021. The Company must file a SEC registration statement covering the sale of the Registrable securities by MAI and be declared effective before the purchases of common stock commences. Lastly, the agreement contains a provisions that the purchase of common stock can vary based on an adjustment of upward or downward based on closing price calculation that must be calculated each month.

$15M Note Receivable Transaction

Securities Purchase Agreement

On October 8, 2021, MAI (through MTI) and CEOcast, Inc. entered into an agreement, whereby CEOCast, Inc. irrevocably committed to purchase, and MAI irrevocably committed to sell $15 million in warrants to acquire shares of common stock. The aggregate purchase price will be paid to MTI at closing by means of a full recourse promissory note. MAI will issue warrants that are registered in the name of CEOcast, Inc.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Promissory Note

On October 8, 2021, CEOcast, Inc. committed to pay to MAI (through MTI) in the principal amount of $15 million. The note receivable bears no interest, and the payment of principal will be made in 6 equal monthly installments beginning on the first business day of the calendar month after warrants.

Pre-Funded Common Stock Warrants (Penny Warrants)

On October 8, 2021, CEOcast, Inc. is entitled to receive warrants (this “Warrant”) issued by the Company in connection with the note receivable transaction contemplated within the Securities Purchase Agreement. The warrant structure is pre-funded, meaning that it allows MTI to receive the exercise price of a not pre-funded warrant, except for the nominal exercise price, at the time of warrant issuance rather than the time of exercise. The aggregate exercise price of the warrant is $0.001 per warrant share. The number of common shares is calculated by multiplying 125% by $2,500,000 and then dividing by the closing sale price for the trading day immediately after the sale price for the trading day immediately after the last closing trade price for MAI securities reported on the principal securities exchange or trading market is listed or trading. The initial closing date is based on the close of the reverse merger transaction with Net Element, which occurred on November 5, 2021. We are obligated to file a registration statement with the SEC covering the sale of the Registrable securities by MAI, which would be declared effective before commencement of the purchases of common stock.

Equity Swap Agreement

On October 8, 2021, the agreement was entered into between CEOcast, Inc. and MAI (through MTI) for the purposes of adjusting the number of warrant shares initially issued to CEOcast, Inc. The readjustment of shares will coincide with the schedule outlined within the Equity Swap Agreement. The schedule is to perform the warrant share calculation on the first business day of each month for the next six months beginning after the effective date of the reverse merger and the registration of common shares.

Drawbridge Acknowledgement, Waiver and Consent

On July 16, 2021, the Company and Drawbridge entered into an agreement whereby Drawbridge acknowledged, waived, and consented to the contribution and spin-off of Mullen’s EV assets into a new entity. As indicated in Note 1 to the financial statements, the spin-off occurred immediately prior to the consummation of the merger with Net Element. As part of the agreement, Drawbridge was paid $10,000,000, to be applied towards the outstanding principal balance and includes a waiver of default. The principal pay down to Drawbridge occurred on November 15, 2021.

Release of Liability, Debt Paydowns and Payoffs

On December 27, 2021, the Par Funding/CBSG debt of $78,904 has been satisfied and is longer a viable debt and should be removed from the books as a liability. The determination was made by Daniel Stermer, authorized agent for the United States Trustee.

On November 29, 2021, MAI (through MTI) repaid the $140,000 loan from the NY Group, which had matured on January 24, 2021.

On November 29, 2021, MAI (through MTI) repaid the $25,000 loan from MABM Holdings loan, which matured on January 13, 2021.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 11, 2021, the Company executed a release of liability for the EXIM relationship. MAI (through MTI) paid $1,750,000 to EXIM USA to dismiss or release any and all claims, causes of action, lawsuits or other demands upon MTI. The loan matured on October 31, 2019, and the then current balance on the loan was $700,000 plus interest.

On November 9, 2021, the Company executed a release of liability for the Elegant Funding relationship. The lending relationship covered two transactions:

1.	$458,000 loan dated May 23, 2018, which had matured on November 23, 2018. The current principal balance was $438,000, and the payoff amount was $604,770.
2.	$185,000 dated September 29, 2018, which had matured on March 29, 2019. The current principal balance is $185,000, and the payoff amount is $222,426.

On November 9, 2021, MAI (through MTI) repaid a loan from John Gordon, which had matured on May 7, 2019. In consideration for the payoff, MAI (through MTI) received the title to one (1) Qiantu Dragonfly K50 EV car.

Tunica, MS Production Facility – Purchase

On November 12, 2021, Mullen completed the $12,000,000 purchase of the Tunica County, MS property (“Advanced Manufacturing and Engineering Center” or “AMEC”). The property is approximately 127,400sf EV manufacturing facility and a small shed for storage. The property is located at 1 Greentech Drive, in the City of Robinsonville, MS. AMEC will be used to class 1 and class 2 EV cargo vans and the Mullen FIVE Crossover. The facility currently occupies 124,000 square feet of manufacturing space. The total available land on the property is over 100 acres. On the expanded site, Mullen plans to build a body shop, fully automated paint shop and a general assembly shop.

Show Car Development

On November 17, 2021, MAI debuted the Mullen FIVE Crossover at the LA Auto Show and was awarded Top SUV Zero Emission Vehicle. Mullen had two variants of the FIVE model on display while also showcasing powertrain, battery and charging technology. The cost of the two cars was approximately $4.1 million.

Employment Agreements

On November 5, 2021, MAI assumed liabilities, including employment agreements, from MTI as part of the reverse merger transaction with Net Element.

On November 15, 2021, MTI entered into an employment agreement with Shawn Hughes as the President of OEM Franchising of MAI. According to the employment agreement, he will receive an annual salary of $240,000 and 100,000 shares per year.

On October 25, 2021, MTI entered into an employment agreement with Kerri Sadler as the Chief Financial Officer of MAI. According to the employment agreement, she will receive an annual salary of $350,000 and 300,000 shares per year.

On September 14, 2021, MTI entered into an employment agreement with Jillian Green as the Vice President of Business and Legal Affairs of MAI. According to the employment agreement, she will receive an annual salary of $300,000 and 30,000 shares per year.

On July 1, 2021, MTI entered into an employment agreement with Jerry Alban as the Chief Operating Officer of MAI. According to the employment agreement, he will receive an annual salary of $350,000 and 300,000 shares per year.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consulting Agreements

On October 26, 2021, MAI entered into a consulting agreement with Mary Winters, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities for the period of October 1, 2021, for one fiscal year ending September 30, 2022, in the amount of $60,000 annually or $5,000 per month.

On January 1, 2021, MAI entered into a consulting agreement with Connection Management to perform services in the following areas: creation and implementation of a marketing plan to the independent auto dealer community, consult in the areas of auto finance, and aftermarket product development, target marketing promotions within the auto reseller community. The agreement was signed by the Company and Shawn Hughes, who is the principal for Connection Management. The consulting contract was terminated on November 15, 2021, when Mr. Hughes became an employee of MAI.

Director Fees

Our board of directors adopted a non-employee director compensation policy, which we expect will became effective in August 2021. Under the non-employee director compensation policy, our non-employee directors are expected to be eligible to receive compensation for service on our board of directors and committees of our board of directors as follows:

●	Each non-employee director is entitled to receive $25,000 annually as a cash retainer for their board service, with additional annual cash retainers of (i) $2,000 for each member of our compensation committee or nominating and governance committee; (ii) $5,000 for the chairman of our compensation committee or nominating and governance committee; (iii) $8,000 for each member of our audit committee; and (iv) $45,000 for the chairman of our audit committee. All cash retainers are paid quarterly in arrears.
●	Additionally, each non-employee director shall receive an annual stock option award under the 2021 Plan to purchase such number of shares of our Class A common stock that will equal $75,000 divided by the closing trading price of our Class A common stock on the date of each such grant, which will vest one year from the date of grant. Upon the occurrence of certain corporate events, including a change of control of the Company, all such stock option awards will immediately vest. The initial annual stock option award will be awarded to each of our non-employee directors in connection with the S-8 registration statement which will be filed in December 2021.

Our non-employee directors are entitled to reimbursement of ordinary, necessary and reasonable out-of-pocket travel expenses incurred in connection with attending in-person meetings of our board of directors or committees thereof. In the event our non-employee directors are required to attend greater than four in-person meetings or 12 telephonic meetings during any fiscal year, such non-employee directors shall be entitled to additional compensation in the amount of $500 for each additional telephonic meeting beyond the 12 telephonic meeting thresholds, and $1,000 for each additional in-person meeting beyond the four in-person meeting threshold.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mullen Automotive Inc.

December 29, 2021	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Mullen Automotive Inc., a Delaware corporation (the “Company”), and the undersigned Directors and Officers of Mullen Automotive Inc. hereby constitute and appoint David Michery and Kerri Sadler as the Company’s or such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for the Company or such Director or Officer and in the Company’s or such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the Company or such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Michery	Chief Executive Officer, President and	December 29, 2021
David Michery	Chairman of the Board (Principal Executive Officer)

/s/ Kerri Sadler	Chief Financial Officer	December 29, 2021
Kerri Sadler	(Principal Financial and Accounting Officer)
/s/ Jerry Alban	Chief Operating Officer and Director	December 29, 2021
Jerry Alban

/s/ Mary Winter	Secretary and Director	December 29, 2021
Mary Winter

/s/ Kent Puckett	Director	December 29, 2021
Kent Puckett

/s/ Mark Betor	Director	December 29, 2021
Mark Betor

/s/ William Miltner	Director	December 29, 2021
William Miltner

/s/ Jonathan New	Director	December 29, 2021
Jonathan New