Form 10-K/A
period 2021-09-30
MULLEN AUTOMOTIVE INC.
filed 2022-01-10
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Mullen Automotive Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Form 10-K/A”), originally filed with the Securities and Exchange Commission on December 29, 2021 (the “Original Form 10-K”), solely for the purposes of (i) identifying Mark Betor, who was inadvertently omitted, as a member of the Audit Committee under Item 10 of Part III, (ii) amending and supplementing the “Security Ownership of Certain Beneficial Owners” section under Item 12 of Part III, and (iii) to correct a scrivener’s error with respect to wording contained in Notes 17 and 19 to the Notes to Consolidated Financial Statements.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our Principal Executive Officer and Principal Financial Officer are filed as exhibits to this Form 10-K/A.

Except as described above, no other changes have been made to the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

PART III.

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

Committees of the Board of Directors

The Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee of the Board of Directors consists of Kent Puckett, Mark Betor and Jonathan New, Chair. The primary functions of the Audit Committee include, among other things:

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

Each stockholder’s percentage of ownership in the following table is based upon, as applicable, 23,383,202 shares of Common Stock, 15,358 shares of Series A Preferred Stock, 5,567,319 shares of Series B Preferred Stock, and 5,178,280 shares of Series C Preferred Stock outstanding as of December 27, 2021. Each share of Series A Preferred Stock converts into 100 shares of Common Stock. The Series B Preferred Stock and the Series C Preferred are convertible at any time by the holder into shares of Common Stock on a share-for-share basis.  Beneficial ownership is determined in accordance with SEC rules and regulations.

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

				Series A				Series C		Total
				Preferred		Series B		Preferred		Voting
	Common Stock (1)			Stock		Preferred Stock		Stock		Power (2)
Name of Beneficial Owners	Shares	%		Shares	%	Shares	%	Shares	%	%
Named Executive Officers and Directors
David Michery (3)	44,109,775	76.7%		14,904	97.0%	5,567,319	100%	10,225,111	97.6%	87.7%
Jerry Alban	12,075	*		—	—	—		—		*
Kent Pucket	18,400	*		—	—	—		—		*
Mark Betor	60,950	*		—	—	—		—		*
Mary Winter	18,400	*		—	—	—		—		*
William Miltner	—	—		—	—	—		—		*
Jonathan New	—	—		—	—	—		—		*

Directors and Executive Officers as a Group (8 Persons) (3)	44,227,774	84.7%		14,904	97.0%	5,567,319	100%	10,225,111	97.6%	87.8%

5% Beneficial Owners:
Tiffany N. Drohan (4) c/o Drohan 2772 Howard Hughes Parkway, Suite 500S, Las Vegas, NV 89169	2,491,326	10.7%		—	—	—	—	—	—%	5.0%
Acuitas Group Holdings, LLC (5) 2120 Colorado Avenue, #230 Santa Monica, CA 90404	11,363,838	9.9	% (11)	—	—	—	—	3,450,124	45.6%	9.9%
Drawbridge Investments, LLC (6) 211 Boulevard of the Americas, Suite 205, Lakewood, NJ 08701	8,130,384	9.9	% (11)	2,334	15.2%	5,567,319	100%	—	—%	9.9%
TDR Capital Pty Limited (7) 4 Murchison Street Mittagong, New South Wales 2575, Australia	6,058,008	9.9	% (11)	—	—	—	—	3,042,322	14.6%	9.9%
JADR Consulting Group PTY Limited (8) Suite 61.06, 25 Martin Place Sydney NSW 2000	3,230,474	9.9	% (11)	—	—	—	—	1,494,909	8.1%	6.2%
Esousa Holdings, LLC (9) 211 E 43rd St., 4th Fl. New York, NY 10017	2,564,855	9.9	% (11)	—	—	—	—	364,468	2.6%	4.9%
Ault Global Holdings, Inc. (10) 11411 Southern Highlands Parkway, Suite 240 Las Vegas, NV 89141	2,406,676	9.3	% (11)	—	—	—	—	1,211,300	6.9%	4.7%
*	Less than 1%.
(1)	In computing the number of shares of Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Common Stock underlying notes, options, warrants or shares of Series A Preferred

Stock, Series B Preferred Stock and Series C Preferred Stock held by that person that are convertible or exercisable, as the case may be, within 60 days of December 27, 2021 are included. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Percentage total voting power represents voting power with respect to all outstanding shares of Common Stock, Series A Preferred, Series B Preferred and Series C Preferred. The Common Stock, Series A Preferred, Series B Preferred and Series C Preferred vote together as a single class on all matters submitted to a vote of stockholders, except as may otherwise be required by the terms of the Amended and Restated Certificate of Incorporation of the Company or as may be required by law. Each holder of Series A Preferred is entitled to 1,000 votes per share and each share of the Series B Preferred Stock and the Series C Preferred Stock is entitled to one vote per share. Percentage total voting power also includes any shares of Common Stock underlying notes, options, warrants and or shares of Series C Preferred Stock issuable pursuant to certain purchase rights held by that person that are convertible or exercisable, as the case may be, within 60 days of December 27, 2021.
(3)	With regards to David Michery, consists of (i) 7,421,120 shares of Common Stock held directly by Mr. Michery, and (ii) the following shares over which Mr. Michery has voting power pursuant to Voting Agreements (as described below): (a) 2,534,081 shares of Common Stock, (b) 1,490,400 shares of Common Stock issuable upon conversion of 14,904 shares of Series A Preferred Stock, (c) 5,567,319 shares of Common Stock issuable upon conversion of Series B Preferred, (d) 4,925,655 shares of Common Stock issuable upon conversion of Series C Preferred, (e) 14,417,504 shares of Common Stock issuable upon exercise of warrants, (f) 5,299,456 shares of Common Stock issuable upon conversion of 5,299,456 shares of Series C Preferred Stock that the grantee of the proxy has the right to purchase until November 5, 2022, and (g) 2,454,240 shares of Common Stock issuable upon conversion of convertible notes. Effective as of the Closing Date of the Merger, Mr. Michery entered into voting agreements with certain holders of the Company’s securities (the “Voting Agreements”) pursuant to which such holders agreed to vote as directed by Mr. Michery, and also granted Mr. Michery an irrevocable proxy, at an annual or special meeting of stockholders or through the solicitation of a written consent of stockholders on any election of directors of the Company or any proposal to approve a change of control of the Company, which includes a merger, sale or other disposition of the securities of the Company or all or substantially all of its assets. The Voting Agreements have a term of three years or longer.
(4)	Includes shares of Common Stock owned by entities controlled by Tiffany N. Drohan, directly by Keith Drohan, the spouse of Ms. Drohan, and entities controlled by Mr. Drohan, over which Ms. Drohan disclaims beneficial ownership.
(5)	Share amount consists of (i) 7,913,714 shares of Common Stock issuable upon exercise of warrants, (ii) 2,703,015 shares of Common Stock issuable upon conversion of Series C Preferred, and (iii) 747,109 shares of Common Stock issuable upon conversion of 747,109 shares of Series C Preferred Stock that the stockholder has the right to purchase until November 5, 2022.
(6)	Share amount consists of (i) 2,329,665 shares of Common Stock issuable upon the conversion of the principal amount and accrued interest as of September 30, 2021 of a convertible note, (ii) 233,400 shares of Common Stock issuable upon conversion of 2,334 shares of Series A Preferred Stock, and (iii) 5,567,319 shares of Common Stock issuable upon conversion of Series B Preferred Stock.
(7)	Share amount consists of (i) 3,015,686 shares of Common Stock issuable upon exercise of warrants, (ii) 1,050,032 shares of Common Stock issuable upon conversion of Series C Preferred Stock, and (iii) 1,992,290 shares of Common Stock issuable upon conversion of 1,992,290 shares of Series C Preferred Stock that such holder has the right to purchase until November 5, 2022.
(8)	Share amount consists of (i) 124,575 shares of Common Stock issuable upon conversion of a convertible note, (ii) 1,610,990 shares of Common Stock issuable upon exercise in full of warrants, (iii) 498,764 shares of Common Stock issuable upon conversion of Series C Preferred, and (iv) 996,145 shares of Common Stock issuable upon conversion of 996,145 shares of Series C Preferred Stock that such holder has the right to purchase until November 5, 2022.
(9)	Share amount consists of (i) 477,666 shares of Common Stock, (ii) 339,595 shares of Common Stock issuable upon exercise of warrants, (iii) 1,383,126 shares of Common Stock issuable upon exercise in full of pre-funded warrants, (iv) 138,071 shares of Common Stock issuable upon conversion of Series C Preferred, and (v) 226,397 shares of Common Stock issuable upon conversion of 226,397 shares of Series C Preferred Stock that such holder has the right to purchase until November 5, 2022. Excludes up to 21,676,301 shares of Common Stock issuable pursuant to an Equity Line of Credit dated September 1, 2021 pursuant to which Esousa committed to purchase up to an aggregate of up to $30.0 million, of $2.5 million per month, in Common Stock over a 12-month period.
(10)	Share amount consists of (i) 414,384 shares of Common Stock issuable upon conversion of 414,384 shares of Series C Preferred Stock, (ii) 1,195,376 shares of Common Stock issuable upon exercise of warrants, and (iii) 796,916 shares of Common Stock issuable upon conversion of 796,916 shares of Series C Preferred Stock that such holder has the right to purchase until November 5, 2022. Digital Power Lending, LLC, which acquired the securities, is a wholly-owned subsidiary of Ault Global Holdings, Inc., which filed a Schedule 13G with the SEC on November 17, 2021.
(11)	The number of shares of Common Stock beneficially owned by such stockholder include the aggregate number of shares issuable upon exercise of derivative instruments held by the stockholder. The percentage of Common Stock beneficial ownership and total voting power, however, reflect a 9.9% beneficial ownership limitation pursuant to the terms of warrants, preferred stock and/or convertible notes held by the stockholder, in that such derivative securities may not be exercisable, exchangeable or convertible, as applicable, to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the number of shares of Common Stock issuable upon exercise or conversion of such securities calculated in accordance with Section 13(d) of the Exchange Act.

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

Mullen Automotive Inc.

January 10, 2022	By:	/s/ David Michery
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

Basis of Presentation and Principles of Consolidation

Our consolidated financial statements include the accounts of Mullen Automotive and our wholly-owned subsidiary, Mullen Investment Properties, LLC, which was established in August 2021 to hold our real estate, when acquired. Intercompany accounts and transactions, if any, are eliminated.

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

Convertible Notes

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Convertible	Interest	Default	Maturity	Warrants		Exercise	Exercise
Date of Issuance	Note ($)	Rate	Interest Rate	Date	(#)		Date	Price ($)
8/26/2020	$1,000,000	15%	20%	8/26/2021	226,397		8/26/2025	$8.84
8/26/2020	200,000	15%	20%	8/26/2021	45,279		8/26/2025	$8.84
8/26/2020	200,000	15%	20%	8/26/2021	45,279		8/26/2025	$8.84
8/26/2020	100,000	15%	20%	8/26/2021	22,640		8/26/2025	$8.84
9/25/2020	105,000	15%	20%	9/25/2021	29,715		9/25/2025	$8.84
9/25/2020	157,500	15%	20%	9/25/2021	44,572		9/25/2025	$8.84
9/25/2020	105,000	15%	20%	9/25/2021	29,715		9/25/2025	$8.84
10/12/2020	660,000	15%	20%	10/12/2021	203,757		10/12/2025	$8.84
10/12/2020	33,000	15%	20%	10/12/2021	10,188		10/12/2025	$8.84
10/12/2020	27,500	15%	20%	10/12/2021	8,490		10/12/2025	$8.84
11/9/2020	660,000	15%	20%	11/9/2021	203,757		11/9/2025	$8.84
11/9/2020	33,000	15%	20%	11/9/2021	10,188		11/9/2025	$8.84
11/9/2020	27,500	15%	20%	11/9/2021	8,490		11/9/2025	$8.84
12/7/2020	660,000	15%	20%	12/7/2021	203,756		12/7/2025	$8.84
12/7/2020	33,000	15%	20%	12/7/2021	10,188		12/7/2025	$8.84
12/7/2020	27,500	15%	20%	12/7/2021	8,490		12/7/2025	$8.84
12/15/2020	157,500	15%	20%	12/15/2021	44,572		12/15/2025	$8.84
12/15/2020	157,500	15%	20%	12/15/2021	44,572		12/15/2025	$8.84
1/7/2021	660,000	15%	—	1/7/2022	203,757		1/7/2026	$8.84
1/7/2021	33,000	15%	—	1/7/2022	10,188		1/7/2026	$8.84
1/7/2021	27,500	15%	—	1/7/2022	8,490		1/7/2026	$8.84
1/7/2021	—	—	—	—	2,038	*	1/7/2026	$8.84
1/7/2021	192,500	15%	—	1/7/2022	59,429		1/7/2026	$8.84
1/7/2021	82,500	15%	—	1/7/2022	25,470		1/7/2026	$8.84
1/7/2021	192,500	15%	—	1/7/2022	59,429		1/7/2026	$8.84
1/7/2021	110,000	15%	—	1/7/2022	33,960		1/7/2026	$8.84
3/10/2021	660,000	15%	—	3/10/2022	203,757		3/10/2026	$8.84
3/10/2021	33,000	15%	—	3/10/2022	10,188		3/10/2026	$8.84
3/10/2021	27,500	15%	—	3/10/2022	8,490		3/10/2026	$8.84
5/7/2021	—	—	—	—	82,326	**	5/7/2026	$8.84
5/7/2021	—	—	—	—	33,316	**	5/7/2026	$8.84
5/7/2021	—	—	—	—	10,504	**	5/7/2026	$8.84
5/7/2021	—	—	—	—	19,167	**	5/7/2026	$8.84
5/16/2021	4,400,000	15%	20%	5/16/2022	1,358,112		5/16/2026	$8.84
7/22/2021	2,420,000	15%	20%	7/22/22	746,961		7/22/2026	$8.84
7/26/2021	1,100,000	15%	20%	7/26/22	339,528		7/26/2026	$8.84
8/19/2021	1,100,000	15%	20%	8/19/22	339,528		8/19/2026	$8.84
9/3/2021	550,000	15%	20%	9/3/22	169,764		9/3/2026	$8.84
Total	$15,932,500	—	—	—	4,924,447		—	—
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

The table below presents information regarding our lease assets and liabilities.

	September 30, 2021	September 30, 2020
Assets:
Operating lease right-of-use assets	$2,350,927	$1,729,112
Liabilities:
Operating lease liabilities, current	(599,898)	(336,765)
Operating lease liabilities, non-current	(1,857,894)	(1,482,569)
Total lease liabilities	$(2,457,792)	$(1,819,334)
Weighted average remaining lease terms:
Operating leases	3.34 years	4.51 years
Weighted average discount rate:
Operating leases	28%	28%
Cash paid for amounts included in the measurement of lease liabilities for the fiscal year ended September 30, 2021, and 2020	$1,057,438	$1,096,054

	For the fiscal year ended September 30,
Operating lease costs:	2021	2020
Fixed lease cost	$1,185,576	$430,886
Variable lease cost	448,983	454,422
Short-term lease cost	401,526	101,916
Sublease income	(84,473)	(81,993)
Total operating lease costs	$1,951,612	$905,231

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

As the Company did not effect a Reverse Merger Transaction as defined in the GEM agreement (that is, Net Element was not a special purpose acquisition company) nor did the Company effect a direct listing of its common shares, the Company does not believe it is obligated to pay fees nor issue warrants to GEM under the GEM Agreement. In addition, the Company has agreed with a lender of its convertible promissory notes that the Company would not initiate utilization of the GEM Agreement.  Based upon information presently known to management, the Company believes that the potential liability will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the financial statements.

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

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchased Series Preferred C Stock with detached warrants. The warrants have a fixed and determinable price of $8.84 per common share. The fair value of the MAI warrants is $13.7 million as of September 30, 2021.

NOTE 19 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through December 29, 2021, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the carve-out financial statements:

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

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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