Form 10-Q
period 2021-12-31
MULLEN AUTOMOTIVE INC.
filed 2022-02-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ___

Commission File Number: 001-34887

MULLEN AUTOMOTIVE INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3289406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1405 Pioneer Street Brea, California 92821
(Address of principal executive offices)

(714) 613-1900
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MULN	The Nasdaq Stock Market, LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

As of February 11, 2022 a total of 34,942,304 shares of the Registrant’s common stock, par value $0.001, (“Common Stock”) were issued and outstanding.

MULLEN AUTOMOTIVE INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021	September 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$360	$42,174
Restricted Cash	61,100	—
Materials and supplies	55,753	55,753
Deferred advertising	—	261,550
Prepaid Expenses	6,526,737	6,201,247
Other current assets	1,738,256	250,331
Notes Receivable	15,090,552	90,552
TOTAL CURRENT ASSETS	23,472,760	6,901,607
Property, equipment and leasehold improvements, net	13,103,704	1,181,477
Intangibles assets, net	2,276,943	2,495,259
Right-of-use assets	2,213,991	2,350,929
Other assets	4,345,893	4,243,222
TOTAL ASSETS	$45,413,291	$17,172,494

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$4,228,527	$5,206,310
Accrued expenses and other current liabilities	18,272,697	19,126,765
Liability to issue shares	6,322,500	7,027,500
Lease liabilities, current portion	623,343	599,898
Notes payable, current portion	18,905,021	39,200,970
TOTAL CURRENT LIABILITIES	48,352,088	71,161,443
Notes payable, net of current portion	238,259	247,612
Lease liabilities, net of current portion	1,697,222	1,857,894
Other liabilities	5,617,192	5,617,192
TOTAL LIABILITIES	55,904,761	78,884,141
Commitments and Contingencies (Note 18)

DEFICIENCY IN STOCKHOLDERS' EQUITY
Preferred Stock; $0.001 par value; 58,000,000 shares authorized; 10,760,585 and 5,667,682 shares issued and outstanding at December 31, 2021 and September 30, 2021 respectively.	10,760	5,668
Common Stock; $0.001 par value; 500,000,000 shares authorized; 23,936,162 and 7,048,387 issued and outstanding at December 31, 2021 and September 30, 2021 respectively.	23,935	7,048
Additional Paid-in Capital	176,312,422	88,650,286
Accumulated Deficit	(186,838,587)	(150,374,649)
TOTAL DEFICIENCY IN STOCKHOLDERS' EQUITY	(10,491,470)	(61,711,647)
TOTAL LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY	$45,413,291	$17,172,494

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended December 31,
	2021	2020
OPERATING EXPENSES
General and administrative	$12,901,084	$2,952,678
Research and development	1,157,323	518,023
Total Operating Expense	14,058,407	3,470,701
Loss from Operations	(14,058,407)	(3,470,701)

Interest expense	(22,438,945)	(2,406,330)
Loss on debt settlement	(41,096)	—
Gain on extinguishment of indebtedness, net	74,509	880,581
Net Loss	$(36,463,938)	$(4,996,450)

Net Loss per Share	$(2.09)	$(0.98)

Weighted average shares outstanding, basic and diluted	17,471,173	5,099,218

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF DEFICENCY IN STOCKHOLDERS’ EQUITY

	Preferred Stock										Deficiency in
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2020	116,789	$116	5,567,319	$5,568	—	$—	5,086,225	$5,086	$63,619,280	$(106,134,069)	$(42,504,019)
Warrant issuances	—	—	—	—	—	—	—	—	2,092,337	—	2,092,337
Beneficial Conversion Feature -Debt	—	—	—	—	—	—	—	—	172,663	—	172,663
Stock-based compensation	—	—	—	—	—	—	38,561	39	1,241,366	—	1,241,405
Net loss	—	—	—	—	—	—	—	—	—	(4,996,450)	(4,996,450)
Balance, December 31, 2020	116,789	$116	5,567,319	$5,568	—	$—	5,124,786	$5,125	$67,125,646	$(111,130,518)	$(43,994,064)

	Preferred Stock										Deficiency in
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2021	100,363	$100	5,567,319	$5,568	—	$—	7,048,387	$7,048	$88,650,286	$(150,374,649)	$(61,711,647)
Common shares issued for cash	—	—	—	—	—	—	7,704,082	7,704	10,886,955	—	10,894,659
Common shares issued for asset	—	—	—	—	—	—	109,412	109	140,891	—	141,000
Preferred shares issued for cash	—	—	—	—	2,263,970	2,264	—	—	19,997,736	—	20,000,000
Preferred shares issued to settle liability to issue	—	—	—	—	84,900	85	—	—	704,915	—	705,000
Warrant issuances	—	—	—	—	—	—	—	—	10,491,621	—	10,491,621
Preferred shares issued in exchange for conversion of debt	—	—	—	—	2,829,029	2,829	—	—	24,988,926	—	24,991,755
Stock-based compensation	—	—	—	—	—	—	443,124	443	4,424,825	—	4,425,268
Common shares issued to settle liability to issue	—	—	—	—	—	—	131,477	131	1,034,681	—	1,034,812
Prefunded warrant issuance	—	—	—	—	—	—	—	—	15,000,000	—	15,000,000
Issuance of common stock for conversion of preferred stock	(84,996)	(85)	—	—	—	—	8,499,680	8,500	(8,415)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(36,463,938)	(36,463,938)
Balance, December 31, 2021	15,367	$15	5,567,319	$5,568	5,177,899	$5,178	23,936,162	$23,935	$176,312,421	$(186,838,587)	$(10,491,470)

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net Loss	$(36,463,938)	$(4,996,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	307,699	108,427
Employee stock compensation	1,604,293	566,179
Issuance of shares for services	2,495,487	26,162
Non-cash interest and other operating activities	3,062,048	1,918,453
Non-cash lease expense	136,938	77,644
Amortization of debt discount	19,212,176	487,876
Loss on asset disposal	1,298	—
(Gain) on extinguishment of debt	(74,509)	(880,581)
Loss on debt settlement	41,096	—

Changes in operating assets and liabilities:
Other current assets	(1,226,376)	161,959
Other assets	(1,225,252)	40,629
Accounts payable	(977,783)	(31,563)
Accrued expenses and other liabilities	(1,468,751)	2,679,880
Lease liabilities	(137,228)	(73,303)
Net cash (used) provided by operating activities	(14,712,802)	85,312

Cash Flows from Investing Activities
Purchase of equipment	(10,462,219)	(31,335)
Purchase of intangible assets	—	(41,250)
Net cash (used) in investing activities	(10,462,219)	(72,585)

Cash Flows from Financing Activities
Changes in net parent investment	—	(1,997,844)
Proceeds from issuance of notes payable	7,300,000	2,265,000
Proceeds from issuance of common stock	10,894,659	—
Proceeds from shares issued for cash	—	—
Proceeds from liability to issue preferred C shares	20,000,000	—
Payment of notes payable	(13,000,351)	(88,964)
Net cash provided by financing activities	25,194,308	178,192

Increase (decrease) in cash	19,286	190,919

Cash, beginning of period	42,174	33,368
Cash, ending of period	$61,460	$224,287

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$1,424,345	$3,945
Supplemental disclosure for non-cash activities:
Refinance of existing debt	$—	$1,560,235
Preferred shares issued in exchange for convertible debt	$24,991,755	$—

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Commission for the year ended September 30, 2021. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mullen Investment Properties, LLC, which was established in August 2021 to hold our real estate. Intercompany accounts and transactions have been eliminated, if any. As of December 31, 2021, Mullen Investment Properties, LLC holds the Advanced Manufacturing and Engineering Center or “AMEC” in Tunica County, MS.

As MTI has not historically prepared financial statements for Mullen, and Mullen did not exist as a legal entity prior to November 5, 2021, these financial statements have been prepared from the financial records of MTI on a carve-out basis. The condensed consolidated balance sheets include all of the MAI Assets. The condensed consolidated Statements of operations for each of the three months ended December 31, 2021 and 2020, reflect all expenses and activities directly attributable to MAI, and an allocation of MTI’s general and administrative expenses incurred in each of those years, as these expenditures were shared by MAI. In some instances, certain expenses were not allocated as they would have related directly to MAI. All inter-entity balances and transactions have been eliminated.

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

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. Our principal source of liquidity consists of existing cash and restricted cash of approximately $61,000 at December 31, 2021. During the three months ended December 31, 2021, the Company used $14.7 million of cash for operating activities and had a working capital deficiency of approximately $24.9 million  at December 31, 2021.

During the three months ended December 31, 2021, the Company obtained additional financing in the amount of $7.26 million in unsecured convertible notes; $10 million in equity from Net Element merger; and $20 million in equity commitments (See Note 5, Debt).

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

Going Concern

As an early-stage development company, our ability to access capital is critical. Our management plans to raise additional capital through a combination of equity and debt financings, strategic alliances, and licensing arrangements. Company management has evaluated whether there are any conditions and events, considered in aggregate, which raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. Since inception, we have incurred significant accumulated losses of approximately $186.8 million, and management expects to continue to incur operating losses over the near future. Proceeds from the business combination with Net Element, the exercise of warrants, and a qualified public offering, should they materialize, are expected to provide Mullen with sufficient liquidity and capital resources to fund its operating expenses and capital requirements for at least the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Push-Down Accounting

The carve-out financial statements reflect costs and expenses incurred by MTI on behalf of MAI, including interest costs. As a result, share-based compensation, and other equity transactions (such as issuances of warrants and stock conversion rights embedded in issuances of indebtedness) are reflected in these carve-out financial statements. Accordingly, the classification of debt and equity issuances by MTI have been pushed down and reflected with similar classification in these carve-out financial statements. In addition, certain right-of-use assets and related lease liabilities of MTI have been pushed down to MAI.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Additionally, the rates of interest on several debt agreements have been imputed where there was no stated interest rate within the original agreement. The imputed interest results in adjustments to the debt amounts reported in our condensed consolidated financial statements prepared under U.S. GAAP. Loan valuations issues can arise when trying to determine the debt attributes, such as discount rate, credit loss factors, liquidity discounts, and pricing.

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

Cash and Cash Equivalents

Company management considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2021 or September 30, 2021.

Restricted Cash

Funds that are not available for immediate use and must use for a specific purpose. These funds are refundable deposits for individuals and businesses who have made $100 reservations for the Mullen FIVE SUV, which debuted at the Los Angeles Auto Show in November 2021. At December 31, 2021, the restricted cash balance was $61,000. Customer deposits are accounted for within other liabilities

Deferred Advertising

At December 31, 2021 and September 30, 2021, deferred advertising was zero and $261,550, respectively. The cost were primarily upfront costs paid related to the Los Angeles auto show during November 2021.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various advance payments made for goods or services to be received in the future. These prepaid expenses include insurance and other contracted services requiring up-front payments.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Property, Equipment and Leasehold Improvements, Net

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Estimated Useful Lives

Description	Life
Buildings	30 Years
Furniture and Equipment	5 Years
Computer and Software	1 – 3 years
Machinery and Equipment	5 Years
Leasehold Improvements	Shorter of the estimated useful life or the underlying lease term
Vehicles	5 Years

Expenditures for major improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Company management continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, equipment and leasehold improvements may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. At December 31, 2021 and September 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because management does not believe the recoverability of the tax assets meets the “more likely than not” likelihood at December 31, 2021 and September 30, 2021.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

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

Other Assets

Other assets are comprised primarily of Coda electric vehicles, related parts and security deposits related to the Company’s property leases related to the EV business.

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

Research and Development Costs

Research and development costs are expensed as incurred and includes impairment charges in the amounts of $1,157,323 and $518,023 for the three months ended December 31, 2021 and 2020, respectively. Research and development expenses primarily consist of costs associated with the development of our Mullen Five show car.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Share-Based Compensation

We account for share-based awards issued by MAI in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all common shares of MAI issued to employees, non-employees and directors. The fair value of non-marketable share-based awards has been estimated based on an independent valuation. The MAI common and preferred share valuations have been appraised by an independent financial valuation advisor, based on assumptions management believes to be reasonable. Key assumptions and approaches to value used in estimating fair value, includes economic and industry data; business valuation; prior transactions; option value method and other cost, income and market value approaches. Share-based compensation is included within general and administrative expenses. Beginning on July 1, 2021, share based compensation awards have been valued based on valuation of the trading price of Net Element common stock, as adjusted for the share exchange ratio in the merger. See Note 9, MAI Share-Based Compensation, for the amount of share-based compensation expense that is included within General and Administrative expenses for the three months ended December 31, 2021 and 2020.

Other Financing Costs

Pursuant to the terms of the First Amendment to the Company’s Agreement and Plan of Merger with Net Element, we incurred a daily $13,333 penalty for delays in the consummation of the merger transaction. We recorded charges of zero for the three months ended December 31, 2021 associated with these delays, which charges are included in the condensed consolidated statement of operations and are included in accounts payable in the consolidated balance sheet at December 31, 2021 and September 30, 2021.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Concentrations of Business and Credit Risk

We maintain cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations and maintains significant cash on hand at certain of its locations. However, we have not experienced any losses in such accounts and management believes we are not exposed to any significant credit risk on these accounts. There were no amounts in excess of insured limitations at December 31, 2021 and September 30, 2021.

Recently Issued and Adopted Accounting Standards

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (ASU 2017-04) (Topic 350), “Intangibles - Goodwill and Others.” ASU 2017-04 simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. ASU 2017-04 is effective for annual periods beginning after December 15, 2019 including interim periods within those periods. We adopted ASU 2017-04, on October 1, 2020, which did not have a material impact on our consolidated balance sheets.

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

NOTE 4 – INTANGIBLE ASSETS

For the three months ended December 31, 2021 and 2020, we incurred website development and trademark costs of $5,361 and $0, respectively. These costs historically have been capitalized, as the website is in the development stage, resulting in improved functionality. Amortization of the website commenced when the website was placed in service for its intended use during the fourth quarter of 2021. Legal fees incurred for registration of trademarks account for all of the costs of trademark at December 31, 2021. Amortization of these costs will commence when the trademark application and registration process has been completed.

NOTE 4 – INTANGIBLE ASSETS – Continued

The weighted average useful life of the intellectual property is 3.0 years. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of three years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the identifiable intangible assets.

	December 31, 2021			September 30, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Finite-Lived Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
Website design and development	$2,660,391	$(443,399)	$2,216,992	$2,660,391	$(221,699)	$2,438,692
Intellectual property	71,182	(71,182)	—	71,182	(69,205)	1,977
Trademark	59,951	—	59,951	54,590	—	54,590
Total Finite-Lived Intangible Assets	$2,791,524	$(514,581)	$2,276,943	$2,786,163	$(290,904)	$2,495,259

Total future amortization expense for finite-lived intellectual property is as follows:

Years Ended December 31,	Future Amortization
2022 (nine months)	$670,458
2023	886,797
2024	719,688
Total Future Amortization Expense	$2,276,943

For the three months ended December 31, 2021 and 2020, amortization expense for the intangible assets was $223,676 and $5,932 respectively.

NOTE 5 – DEBT

Short-term debt comprises a significant component of the Company’s funding needs. Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year or more.

Short and Long-Term Debt

The following is a summary of our indebtedness at December 31, 2021:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$3,718,585	$3,718,585	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	14,531,554	14,531,554	—	28.00%	2021 – 2022
Real Estate Note	274,983	36,724	238,259	5.00%	2023
Loan Advances	618,158	618,158	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	—	—	—	NA	NA
Total Debt	$19,143,280	$18,905,021	$238,259	NA	NA

NOTE 5 – DEBT – Continued

The following is a summary of our indebtedness at September 30, 2021:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$5,838,591	$5,838,591	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	23,831,912	23,831,912	—	28.00%	2021 – 2022
Demand Note	500,000	500,000	—	27.00%	2020
Convertible Unsecured Notes	15,932,500	15,932,500	—	15.00%-20.00%	2021 - 2022
Real Estate Note	283,881	36,269	247,612	5.00%	2023
Loan Advances	1,122,253	1,122,253	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(8,060,555)	(8,060,555)	—	NA	NA
Total Debt	$39,448,582	$39,200,970	$247,612	NA	NA

Scheduled Debt Maturities

The following scheduled debt maturities at December 31, 2021:

	Years Ended December 31,
	2022 (9 months)	2023	2024	Total
Total Debt	$18,905,021	$238,259	$—	$19,143,280

Notes and Advances

We enter into promissory notes with third parties and company officers to support our operations. Promissory notes typically are for less than three years maturity and carry interest rates from 0% to 28.0%. Company management is working with the creditors to remediate the $3,718,585 in promissory notes and loan advances that are in default. Promissory notes and loan advances that are in default still accrue interest after their scheduled maturity date. There are no financial covenants associated with the promissory notes and loan advances, and there are no compliance waivers that have been received from creditors. We record imputed interest on promissory notes and advances which are deemed to be below the market interest rate. For the three months ended December 31, 2021 and 2020, we recorded interest expense of $22,438,945 and $2,406,330, respectively.

In some instances, MTI issued shares of common stock or warrants along with the issuance of promissory notes, resulting in the recognition of a debt discount which is amortized to interest expense over the term of the promissory note. Debt discount amortization for the three months ended December 31, 2021 and 2020, was $19,212,176 and $486,876, respectively.

During 2021, MTI issued shares of stock to certain creditors in satisfaction of debt payments or in settlement of indebtedness. These agreements essentially exchanged a predetermined amount of stock to settle debt. For the three months ended December 31, 2021 and 2020, the carrying amount of indebtedness that was settled via issuance of MTI shares was $23,192,500 and $0, respectively.

NOTE 5 – DEBT – Continued

Convertible Debt Issuances and Warrants

TDR Relationship

On May 16, 2021, we received debt financing through MTI entering into an unsecured $4.4 million convertible note agreement with TDR Capital. The convertible note was issued with OID of 10% ($0.4 million); carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 17,446,000 shares of MTI common stock (1,358,112 MAI warrants). The MTI warrant exercise price is $0.6877 (MAI exercise price is $8.84) per common share and expires five years from the date of issuance. The value ascribed to the warrants was $24,358,875, resulting in an additional debt discount of $3,726,816 and a beneficial conversion discount of $673,184. These discounts are being amortized over the 12-month term of the debt. The number of shares issuable upon conversion are determined according to the formula: Conversion Amount/Conversion Price, subject to certain adjustments. On November 4, 2021, the merger effective date, TDR Capital (together with their affiliates) is limited to a 9.9% ownership cap common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.

On July 26, 2021, we received debt financing through MTI entering into an unsecured $1.1 million convertible note agreement with TDR Capital. The convertible note is issued with OID of 10% or $0.1 million; carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 4,361,500 shares of MTI common stock (339,528 MAI warrants). The MTI warrant exercise price is $0.6877(MAI exercise price is $8.84) per common share and expires five years from the date of issuance. The number of conversion shares issuable upon conversion is determined according to the formula: Conversion Amount/Conversion Price, subject to certain adjustments. On November 4, 2021, the merger effective date, TDR Capital (together with their affiliates) is limited to a 9.9% ownership cap common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.

On September 3, 2021, we received debt financing through MTI entering into an unsecured $6.6 million convertible note agreement with TDR Capital. The initial sale and purchase is $550,000 principal and detached warrants to acquire up to 2,180,750 shares of MTI stock (169,764 MAI warrants). The second sale and purchase is $6,050,000 principal and detached warrants to acquire up to 23,988,500 shares of MTI stock (1,867,423 MAI warrants). The combined convertible notes are issued with OID of 10% ($0.66 million); carries an interest rate of 15% and has a maturity date of one year. The MTI warrant exercise price is $0.6877 (MAI exercise price is $8.84) per common share and expires five years from the date of issuance. The number of conversion shares issuable upon conversion is determined according to the formula: Conversion Amount/Conversion Price of $0.6877, subject to certain adjustments. On November 4, 2021, the merger effective date, TDR Capital (together with their affiliates) is limited to a 9.9% ownership cap common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.

Digital Power Lending, LLC

On July 22, 2021, the Company received debt financing through MTI entering into an unsecured $2.42 million convertible note agreement with Digital Power Lending, LLC. The convertible note is issued with OID of 10% or $0.242 million; carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 9,595,300 shares of MTI common stock (746,961 MAI warrants). The MTI warrant exercise price is $0.6877 (MAI exercise price is $8.84) per common share and expires five years from the date of issuance. The number of conversion shares issuable upon conversion of the conversion amount shall be determined according to the formula: Conversion Amount/Conversion Price, subject to certain adjustments. On November 5, 2021, the merger effective date, Digital Power Lending, LLC (together with their affiliates) is limited to a 9.9% ownership cap in common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.

NOTE 5 – DEBT – Continued

On August 19, 2021, the Company received debt financing through MTI entering into an unsecured $1.1 million convertible note agreement with Digital Power Lending, LLC. The convertible note is issued with OID of 10% or $0.1 million; carries an interest rate of 15% and has a maturity date of one year. The convertible note is unsecured and includes detached warrants to acquire up to 4,361,500 shares of MTI common stock (339,528 MAI warrants). The MTI warrant exercise price is $0.6877 (MAI exercise price is $8.84) per common share and expires five years from the date of issuance. The number of conversion shares issuable upon conversion of the conversion amount shall be determined according to the formula: Conversion Amount/Conversion Price, subject to certain adjustments. On November 5, 2021, the merger effective date, Digital Power Lending, LLC. (together with their affiliates) is limited to a 9.9% ownership cap in common stock then outstanding after giving effect to the issuance of common stock issuable upon exercise of the warrants.

On October 25, 2021, MTI amended the exchange agreement to include the $1,100,000 debt financing and detached warrants with JADR Consulting Group PTY Limited. The agreement represents Amendment No. 6 and Joinder to the Exchange Agreement that was originally signed on May 7, 2021 and amended on May 20, 2021. On November 5, 2021, the merger effective date, the investors exchanged the convertible debt for shares of MAI's Series C Preferred Stock, par value $0.001 per share. The right to additional purchases of preferred stock expires 12 months from the merger close date between Net Element and MAI.

On November 5, 2021, the Company received debt financing through MTI entering into an unsecured $110,000 convertible note agreement with Michael Friedlander. The convertible note is issued with OID of 10% or $10 thousand; carries an interest rate of 15% and has a maturity date of one year. On November 5, 2021, the merger effective date, the investors exchanged the convertible debt for shares of MAI’s Series C Preferred Stock, par value $0.001 per share. The right to additional purchases of preferred stock expires 12 months from the merger close date between Net Element and MAI.

Assignment and Assumption of Rights

On October 25, 2021, JADR Consulting Group PTY Limited and TDR Capital entered into agreement of Assignment and Assumption of Rights. On September 3, 2021, the Assignor ("TDR Capital") agreed to purchase $6,600,000 in convertible debt and warrants to acquire 2,037,164 shares of MAI common stock. The Assignor has agreed with the Assignee ("JADR Consulting Group PTY Limited") to assign all rights, title and interest in the aggregate original amount of $3,300,000 and warrants to acquire 1,201,521 shares of MTI common stock for the aggregate purchase price of $3,000,000. The Company received funding between October 27, 2021 and November 4, 2021.

On October 27, 2021, Amendment No. 6 and Joinder to the Exchange Agreement was modified to reflect the changes of the Assignment and Assumption of Rights document.

Convertible Debt to Equity Conversion (Exchange Agreements)

The Notes described above were issued pursuant to Prior SPAs with the various Noteholders in 2020 and 2021 generally to finance Mullen Technologies’ electric vehicle business. The Prior SPAs provided for the issuance of the Notes and a specified number of warrants allowing the Noteholders to purchase common stock at an exercise price of $0.6877 per share, at any time prior to an expiration date that is generally 5 years after the date of issuance.

At the effective time of the Merger, each of the warrants to purchase Mullen Technologies common stock were canceled and converted automatically into a Warrant.

NOTE 5 – DEBT - Continued

Mullen Technologies and the holders (“Noteholders”) of $10,762,500 in aggregate principal amount of 15% unsecured convertible notes (the “Notes”) previously issued pursuant to certain Securities Purchase Agreements between Mullen Technologies and the Noteholders (“Prior SPAs”) entered into an Exchange Agreement (the “Exchange Agreement”) dated as of May 7, 2021, as amended, pursuant to which the Noteholders exchanged their Notes for Series C Preferred Stock of Mullen Technologies (the “Exchange Shares”). A condition to the Noteholders’ obligation to exchange the Notes included that the Company had received conditional approval for listing our Common Stock on the Nasdaq Capital Market and all conditions for closing the Merger had been met. In connection with the initial issuance of the Notes and further to the Exchange Agreement, the Noteholders also received a total of 42,759,290 additional warrants to purchase Mullen Technologies common stock at a purchase price of $0.6877 per share.

The Exchange Agreement requires Mullen Technologies to file a registration statement with the SEC under the Securities Act to register the sale of shares of common stock issuable upon conversion of the Exchange Shares by the Noteholders (the “Registration Statement”). On February 1, 2022, the S-3 Registration Statement was filed with the SEC and became effective on February 3, 2022.

At the effective time of the Merger, (i) each of the Exchange Shares were canceled and converted automatically into the right to receive 0.078 shares of the Series C Preferred Stock, (ii) each of the warrants to purchase Mullen Technologies common stock were canceled and converted automatically into a Warrant and (iii) the obligations under the Exchange Agreement were assumed by the Company.

Drawbridge Relationship

During July 2020, Drawbridge-DBI and MTI entered into a settlement agreement (the “Agreement”) to restructure the aggregate obligations owed to Drawbridge-DBI and the other DBI-affiliated entities. In connection with the Agreement, (a) the Sale-Leaseback obligation in the amount of $49,500,000 was replaced by a new note with a face value of $23,831,554, (b) the other indebtedness and advances from DBI-affiliated entities with a net book value of $9,935,086 were extinguished, and (c) MTI issued 71,516,534 MAI – 5,567,319 Series B Preferred Shares to Drawbridge-DBI.

The amounts owed to Drawbridge-DBI is $25,367,925 and $33,296,648 as of December 31, 2021 and September 30, 2021, respectively, and are in default. The amounts owed to other DBI-affiliated entities is $524,911 and $982,500 and $1,082,500, as of December 31, 2021 and September 30, 2021, respectively. The 2020 Drawbridge loan is currently recognized within the current portion of debt on the consolidated balance sheet.

On July 16, 2021, the Company and Drawbridge entered into an agreement whereby Drawbridge acknowledged, waived, and consented to the contribution and spin-off of Mullen's EV assets into a new entity. As indicated in Note 1 to the financial statements, the spin-off occurred immediately prior to the consummation of the merger with Net Element. As part of the agreement, Drawbridge was paid $10,000,000, to be applied towards the outstanding principal balance and includes a waiver of default. The principal pay down to Drawbridge occurred on November 15, 2021.

NOTE 5 – DEBT - Continued

SBA Loans

On April 14, 2020, MTI entered a promissory note (the “Note”) evidencing an unsecured loan (the “Loan”) in the amount of $885,426 made under the Paycheck Protection Program (the “PPP”). The Note matures on April 14, 2022 and bears interest at a rate of 1% per annum. Pursuant to the terms of the Coronavirus, Aid, Relief and Economic Security Act (“CARES Act”) and the PPP, the Company applied to the Lender for forgiveness for the amount due on the Loan. The amount eligible for forgiveness is based on the amount of Loan proceeds used (during the eight-week period after the Lender makes the first disbursement of Loan proceeds) for the payment of certain covered costs, including payroll costs (including benefits), interest on mortgage obligations, rent and utilities, subject to certain limitations and reductions in accordance with the CARES Act and the PPP. During November 2020, the SBA approved the loan forgiveness amount of $875,426 in principal and $5,155 in interest on November 20, 2020. The loan forgiveness was accounted for as a gain on debt extinguishment of $890,581 in the Consolidated Statement of Operations for the year ended September 30, 2021.

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

Loss on Debt Settlement

The Company incurred a $41,904 loss on debt settlement for the $540K CarMoxy Loan.

Release of Liability, Debt Paydowns and Payoffs

On December 27, 2021, the Par Funding/CBSG debt of $74,509 has been deemed satisfied by the authorized agent for the trustee of the creditor. As result of the trustee’s actions, the Company recorded an extinguishment of $74,509.

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

On November 9, 2021, MAI (through MTI) repaid a loan from John Gordon, which had matured on May 7, 2019. In consideration for the settlement, MAI (through MTI) received the title to one (1) Qiantu Dragonfly K50 EV car.

NOTE 5 – DEBT - Continued

Convertible Notes

Between August 2020 and December 2021, MTI issued unsecured convertible notes totaling $23,192,500, of which $7,260,000 were issued during the three months ended December 31, 2021. The unsecured convertible notes issued during the three months ended December 31, 2021 bear interest at 15%, mature in one year, and included warrants to acquire shares of common stock based on a specified formula. Interest is accrued in arrears until the last business day of each calendar year quarter. The default rate on the note increases to 20% when quarterly interest payments are not timely made by MTI.

Convertible Notes

	Convertible	Interest	Default	Maturity	Warrants		Exercise	Exercise
Date of Issuance	Note ($)	Rate	Interest Rate	Date	(#)		Date	Price ($)
8/26/2020	$1,000,000	15%	20%	8/26/2021	226,397		8/26/2025	$8.84
8/26/2020	200,000	15%	20%	8/26/2021	45,279		8/26/2025	$8.84
8/26/2020	200,000	15%	20%	8/26/2021	45,279		8/26/2025	$8.84
8/26/2020	100,000	15%	20%	8/26/2021	22,640		8/26/2025	$8.84
9/25/2020	105,000	15%	20%	9/25/2021	29,715		9/25/2025	$8.84
9/25/2020	157,500	15%	20%	9/25/2021	44,572		9/25/2025	$8.84
9/25/2020	105,000	15%	20%	9/25/2021	29,715		9/25/2025	$8.84
10/12/2020	660,000	15%	20%	10/12/2021	203,757		10/12/2025	$8.84
10/12/2020	33,000	15%	20%	10/12/2021	10,188		10/12/2025	$8.84
10/12/2020	27,500	15%	20%	10/12/2021	8,490		10/12/2025	$8.84
11/9/2020	660,000	15%	20%	11/9/2021	203,757		11/9/2025	$8.84
11/9/2020	33,000	15%	20%	11/9/2021	10,188		11/9/2025	$8.84
11/9/2020	27,500	15%	20%	11/9/2021	8,490		11/9/2025	$8.84
12/7/2020	660,000	15%	20%	12/7/2021	203,756		12/7/2025	$8.84
12/7/2020	33,000	15%	20%	12/7/2021	10,188		12/7/2025	$8.84
12/7/2020	27,500	15%	20%	12/7/2021	8,490		12/7/2025	$8.84
12/15/2020	157,500	15%	20%	12/15/2021	44,572		12/15/2025	$8.84
12/15/2020	157,500	15%	20%	12/15/2021	44,572		12/15/2025	$8.84
1/7/2021	660,000	15%	—	1/7/2022	203,757		1/7/2026	$8.84
1/7/2021	33,000	15%	—	1/7/2022	10,188		1/7/2026	$8.84
1/7/2021	27,500	15%	—	1/7/2022	8,490		1/7/2026	$8.84
1/7/2021	—	—	—	—	2,038	*	1/7/2026	$8.84
1/7/2021	192,500	15%	—	1/7/2022	59,429		1/7/2026	$8.84
1/7/2021	82,500	15%	—	1/7/2022	25,470		1/7/2026	$8.84
1/7/2021	192,500	15%	—	1/7/2022	59,429		1/7/2026	$8.84
1/7/2021	110,000	15%	—	1/7/2022	33,960		1/7/2026	$8.84
3/10/2021	660,000	15%	—	3/10/2022	203,757		3/10/2026	$8.84
3/10/2021	33,000	15%	—	3/10/2022	10,188		3/10/2026	$8.84
3/10/2021	27,500	15%	—	3/10/2022	8,490		3/10/2026	$8.84
5/7/2021	—	—	—	—	82,326	**	5/7/2026	$8.84
5/7/2021	—	—	—	—	33,316	**	5/7/2026	$8.84
5/7/2021	—	—	—	—	10,504	**	5/7/2026	$8.84
5/7/2021	—	—	—	—	19,167	**	5/7/2026	$8.84
5/16/2021	4,400,000	15%	20%	5/16/2022	1,358,112		5/16/2026	$8.84
7/22/2021	2,420,000	15%	20%	7/22/2022	746,961		7/22/2026	$8.84
7/26/2021	1,100,000	15%	20%	7/26/2022	339,528		7/26/2026	$8.84
8/19/2021	1,100,000	15%	20%	8/19/2022	339,528		8/19/2026	$8.84
9/3/2021	550,000	15%	20%	9/3/2022	169,764		9/3/2026	$8.84
10/5/2021	1,100,000	15%	20%	10/5/2022	395,712		10/5/2026	$8.84
10/18/2021	385,000	15%	20%	10/18/2022	138,500		10/18/2026	$8.84
10/19/2021	1,265,000	15%	20%	10/19/2022	455,068		10/19/2026	$8.84
10/27/2021	550,000	15%	20%	10/27/2022	197,857		10/27/2026	$8.84
10/27/2021	1,100,000	15%	20%	10/27/2022	395,712		10/27/2026	$8.84
11/4/2021	2,750,000	15%	20%	11/4/2022	989,277		11/4/2026	$8.84
11/5/2021	110,000	15%	20%	11/5/2022	37,356		11/5/2026	$8.84
11/5/2021***	—	—	—	—	490,030		11/5/2026	$8.84
Total	$23,192,500	—	—	—	7,876,068		—	—
*

As part of placement agent, Cambria received five-year warrants to purchase 6% of the MTI common shares issuable under convertible notes sold in the Regulation D offering to investors introduced by the firm.

NOTE 5 – DEBT - Continued

**

On May 7, 2021, MTI issued additional warrants of 1,866,665 (MAI - 145,313) that were added to the Exchange Agreement for no additional consideration to acquire additional common shares of common stock to four convertible debt holders given changes in the exchange share calculation, which will be consistent with the exchange share calculation of other convertible debt holders. The Exchange Agreement supersedes the original agreements that were issued by MTI and allows the convertible debt holder to exchange their debt for the newly created Series C Preferred Stock, par value of $0.001. The new series of preferred stock was created upon the merger effectiveness date between Net Element and MAI.

***

Additional warrants granted to investors granted to for no additional consideration to acquire additional common shares of common stock to four convertible debt holders given changes in the exchange share calculation, which will be consistent with the exchange share calculation of other convertible debt holders.

Convertible Notes

Because the market price for MTI common stock on the date of the notes exceeded the notes’ conversion price of $0.6877 per share, a beneficial conversion feature in the amount of $10,613,630 was recorded as a discount on the notes. The discount is being amortized as additional interest over the life of the notes. At December 31, 2021, the discount was fully amortized.

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

Financial instruments for which carrying value approximates fair value

Certain financial instruments that are not carried at fair value on the condensed consolidated balance sheets are carried at amounts that approximate fair value, due to their short-term nature and credit risk. These instruments include cash and cash equivalents, accounts payable, accrued liabilities, and debt. We believe that the carrying value of term debt approximates fair value due to the variable rates associated with these obligations. Accounts payable are short-term in nature and generally terms are due upon receipt or within 30 to 90 days.

NOTE 7 – DEFICIENCY IN STOCKHOLDERS’ EQUITY

The accompanying financial statements include a retrospective recapitalization to reflect the composition of stockholder’s equity, as if they had existed for the periods presented.

Preferred Stock

On November 5, 2021, we filed an Amended and Restated Articles of Incorporation which included the rights and privileges of Preferred Stock Series A, Series B, and Series C. Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.

Dividends

The holders of Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Preferred Stock Series A and Series B shall participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during the three months ended December 31, 2021 and 2020.

The Series C Preferred Stock bears a cumulative 15.0% per annum fixed dividend payable no later than the 5th day after the end of each month on the Series C Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series C Preferred Stock are prior to any dividends on any other series of Preferred Stock or the Common Stock.

The Company may elect to pay dividends for any month with a paid-in-kind election (“PIK”) if (i) the shares issuable further to the PIK are subject to an effective registration statement, (ii) the Company is then in compliance with all listing requirements of NASDAQ and (iii) the average daily trading dollar volume of the Company’s Common Stock for 10 trading days in any period of 20 consecutive trading days on the NASDAQ is equal to or greater than $2.0 million. There is no mandatory redemption date, but, subject to the conditions set forth below, all, but not less than all, of the shares are redeemable by the Company at any time, provided that if the Company issues notice to redeem, holders of Series C Preferred shall have 15 days to convert such shares to Common Stock prior to the date of redemption.

In addition to the above, the shares are also redeemable by the Company in accordance with the following schedule provided the issuance of shares of Common Stock underlying the shares has been registered and the registration statement remains effective:

Year 1: No Redemption

Year 2: Redemption at 120% of the Series C Redemption Price

Year 3: Redemption at 115% of the Series C Redemption Price

Year 4: Redemption at 110% of the Series C Redemption Price

Year 5: Redemption at 105% of the Series C Redemption Price

Year 6 and thereafter: Redemption at 100% of the Series C Redemption Price

NOTE 7 – DEFICIENCY IN STOCKHOLDERS’ EQUITY – Continued

Liquidation

Based on a reverse ratio of one share of the Company for 12.8485 shares of Mullen Technologies (the “Reverse Ratio”):, (i) the liquidation preference for the Series A Preferred to $1.29 per share from $0.10 per share as set forth in Section 2(c) of Article III(B) of the Certificate, and (ii) the “Series B Original Issue Price” of the Series B Preferred and the “Series C Original Issue Price” of the Series C Preferred to $8.84 per share from $0.6877 per share as set forth in Section 2(a) and Section 2(b), respectively, of Article III(B) of the Certificate

Subject to applicable law, in the event of any Liquidation Event, the holders of the Series B Preferred will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the Common Stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends. The holders of the Series C Preferred will then be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred or the Common Stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price plus declared but unpaid dividends. Thereafter, any remaining proceeds will be distributed to holders of the Series A Preferred and Common Stock ratably in proportion to the number of shares of the Series A Preferred and Common Stock held by them, on a fully converted basis.

Conversion

Preferred Stock Series A is convertible at any time at the option of the holder into Common Stock at a conversion rate of one for one hundred basis with common shares of at any time after the date of issuance of such shares into such number of fully paid and non-accessible shares of Common Stock. Preferred Stock Series B and Preferred Stock Series C are convertible at any time at the option of the holder into Common Stock at a conversion rate of one for one basis with common shares at any time after the date of issuance of such shares into such number of fully paid and non-accessible shares of Common Stock.

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

Voting Rights

The holders of shares of Common Stock and Preferred Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders; provided, however, that, any proposal which adversely affects the rights, preferences and privileges of the Series A Preferred, Series B Preferred, or Series C Preferred, as applicable, must be approved by a majority in interest of the affected Series of Preferred Stock, as the case may be. Each holder of Common Stock, Series B Preferred and Series C Preferred to have the right to one vote per share (on a fully converted basis) held of record by such holder and each holder of Series A Preferred have the right to 1,000 votes per share (on a fully converted basis) held of record by such holder.

Common Stock

We have 500,000,000 shares of common stock authorized with $0.001 par value per share. There were 23,936,162 and 7,048,387 shares of common stock issued and outstanding at December 31, 2021 and September 30, 2021.

NOTE 7 – DEFICIENCY IN STOCKHOLDERS’ EQUITY – Continued

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

Warrants

The Warrants were issued at an initial exercise price of $0.6877 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The exercise price was adjusted as provided in the warrants and further in accordance with the Merger Agreement such that the exercise price is now $8.84 per share. The Warrants were exercisable for an aggregate of 15,075,707 shares of Common Stock as of December 31, 2021.

The Warrants provide that if the Company issues or sells, enters into a definitive, binding agreement pursuant to which he Company is required to issue or sell or is deemed, pursuant to the provisions of the Warrants, to have issued or sold, any shares of Common Stock for a price per share lower than the exercise price then in effect (a “Dilutive Issuance”), subject to certain limited exceptions, then the exercise price of the Warrants shall be reduced to such lower price per share. In addition, the exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment in connection with stock splits, dividends or distributions or other similar transactions.

The following table summarizes warrant activity for the three months ended December 31, 2021 and 2020:

		Weighted Average
	MAI shares	Exercise Price
Warrants outstanding at September 30, 2021	4,924,447	$8.84
Warrants exercised	—	$—
Warrants granted	10,151,260	$8.84
Warrants expired	—	$—
Warrants outstanding at December 31, 2021	15,075,707	$8.84

		Weighted Average
	MAI shares	Exercise Price
Warrants outstanding at September 30, 2020	540,905	$8.84
Warrants exercised	—	$—
Warrants granted	756,448	$8.84
Warrants expired	(97,308)	$8.84
Warrants outstanding at December 31, 2020	1,200,045	$8.84

NOTE 7 – DEFICIENCY IN STOCKHOLDERS’ EQUITY – Continued

2020-2021 Warrants

The warrants are exercisable for a five-year period commencing upon issuance . The estimated fair value of the MAI warrants issued and outstanding as of December 31, 2021 is $133,269,241 using the Black-Scholes option valuation model. The assumptions used that represent management’s best estimates of the fair value of the Company’s warrants issued and outstanding were as follows:

December 31, 2021
Expected term (in years)	5.0
Volatility	135%
Dividend yield	0.00%
Risk-free interest rate	0.98%-1.17%
Common stock price	$4.16

The allocation of the fair value of these warrants was included as a debt discount on the consolidated balance sheet and amortized to interest expense over the scheduled maturity dates of the various promissory notes. All unamortized debt discount was charged to interest at the time of merger on November 5, 2021.

Registration Rights

At the effective time of the Merger, various agreements that Mullen Technologies entered into were assumed by the Company, including the Exchange Agreement, the $20 Million SPA and the Registration Rights Agreement. These agreements caused the Company to be obligated to file one or more registration statements to register the resale of our Common Stock.

Equity Transactions

Acuitas $20 Million Equity Purchase

On May 7, 2021, MTI executed a $20,000,000 equity purchase agreement with the Acuitas Group Holdings, who committed to purchase shares of the MAI Series C Preferred Stock at a price of $8.84 per share. Upon NASDAQ uplifting and trading volume of stock, this equity commenced funding. On November 4, 2021, Acuitas Group Holdings wired $20,000,000 to MTI before the merger effective date with Net Element that occurred on November 5, 2021. As part of the merger transaction, Acuitas Group Holdings received 6,793,051 warrants with an adjusted exercise price of $8.84 and matures in five years. The investor also received 2,767,745 shares of Series C Preferred Stock. The preferred shares and warrants have been registered for sale via the S-3 Registration Statement that became effective on February 3, 2022.

Cambria – Investment Banking Services Agreement

On July 16, 2021 and September 8, 2021, MTI agreed to a proposal with Cambria a placement agent services for investment offerings up to $3,000,000. As a result of the agreement, MTI is obligated to pay a financing fee of 6.0% of aggregate gross proceeds and warrants equal to 6.0% of the offering. To date, Cambria has raised $750,000 in equity financing. The equity purchases of Series C Preferred Stock have detached warrants with strike price of $8.84. The warrants have a five-year maturity. On November 5, 2021, the merger effective date, investors received e Series C Preferred Stock.

NOTE 7 – DEFICIENCY IN STOCKHOLDERS’ EQUITY – Continued

The table below represents the post-merger shares for equity capitalization. As of December 31, 2021, MAI issued Series C Preferred Stock and associated warrants to the investors within the Cambria relationship

Date	Series C Preferred Stock	Warrants	Additional Warrants		Maturity Date	Exercise Price
7/23/2021	8,490	25,470	—		7/23/2026	$8.84
7/23/2021	5,660	16,980	—		7/23/2026	$8.84
7/23/2021	11,320	33,960	—		7/23/2026	$8.84
7/23/2021	8,490	25,470	—		7/23/2026	$8.84
7/23/2021	—	—	9,016	*	7/23/2026	$8.84
9/8/2021	19,810	59,429	—		9/8/2026	$8.84
9/8/2021	19,810	59,429	—		9/8/2026	$8.84
9/8/2021	11,320	33,960	—		9/8/2026	$8.84
Total	84,900	254,698	9,016		—	—
●	Represents placement agent fees to Cambria.

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

For the three months ended December 31, 2021 and 2020, the Series A Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.” The warrants to purchases common shares of stock also were excluded from the computation because the result would have been antidilutive.

NOTE 9 – MAI SHARE- BASED COMPENSATION

MAI has a share incentive plan as part of its annual discretionary share-based compensation programs. The plan includes consultants and employees, including directors and officers. For employees, they are notified of company share incentives during the onboarding process. The employee’s offer letter briefly describes the plan. Subject to the approval of MAI’s Board of Directors or its Compensation Committee and following the adoption of an equity incentive plan, employees are issued a specified number of shares of the MAI Common Shares. Employees are vested in 100% of the MAI shares after 12 months of continuous service. Additional MTI shares may be issued to employees over the next two years at anniversary date. Any disruption or separation of service results in the forfeiture of common shares. The total expense recognized for share awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period. Since we are public company, the employee shares are valued each month, using the MULN closing stock price on the NASDAQ CM.

NOTE 9 – MAI SHARE- BASED COMPENSATION – Continued

Consulting agreements or MAI shares for services are determined by the number of MAI shares granted within the individual contracts, as well as the services provided by the consultant. The MAI shares specified within the individual agreements are negotiated and approved by our Chief Executive Officer. The consultant earns the MAI shares over the service period. The MAI shares are accounted for as professional fees within G&A expenses. Employee share issuances are part of Salaries expense. The expense recognized for share awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period.

	For the three months ended December 31,
Composition of Stock-Based Compensation Expense	2021	2020
Employee MAI share issuance	$1,604,293	$566,179
MAI shares for services	2,495,487	26,162
MAI Share-Based compensation expense	$4,099,780	$592,341

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2021	September 30, 2021
Accrued Expenses and Other Liabilities
Accrued expense - other	$1,229,929	$2,051,696
Accrued payroll	4,596,272	4,586,057
Accrued interest	12,446,496	12,489,012
Total	$18,272,697	$19,126,765

Accrued payroll represents salaries and benefits that are owed to employees, including payroll tax liabilities. Delinquent IRS and state tax liabilities as of December 31, 2021 and September 30, 2021 are $4,277,297 and $3,904,720, respectively. These tax liabilities have priority liens over MTI assets due to nonpayment of tax debt. The lien protects the government’s interest in all MTI property, including real estate, personal property and financial assets. See Note 18, Contingencies and Claims.

Accrued interest relates to finance charges on debt financing and represents interest on loans, and convertible notes payable throughout 2021. See Note 5, Debt.

NOTE 11 – NOTE RECEIVABLE

On October 8, 2021, MAI (through MTI) and CEOcast, Inc. entered into an agreement, whereby CEOCast, Inc. irrevocably committed to purchase, and MAI irrevocably committed to sell $15 million in warrants to acquire shares of common stock. The aggregate purchase price will be paid to MTI at closing by means of a full recourse promissory note. MAI will issue pre-funded warrants that are registered in the name of CEOcast, Inc. The investor is committed to pay to MAI (through MTI) in the principal amount of $15 million. The note receivable bears no interest, and the payment of principal will be made in 6 equal monthly installments beginning on the first business day of the calendar month . Before payments begin to the Company, the shares underlying the warrants must be registered via an effective registration statement filed with the U.S. Securities and Exchange Commission.

NOTE 12 – LIABILITY TO ISSUE STOCK

Liability represents stock payable that is accrued for and issuable at a future date for Preferred Management Partners and Cambria Investment Banking Services. See Note 18, Commitments and Contingencies, and Note 20, Subsequent Events.

NOTE 13 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	December 31,	September 30,
	2021	2021
Building	$8,078,757	$804,654
Furniture and Equipment	485,534	111,102
Vehicles	45,887	45,887
Computer Hardware and Software	172,505	139,742
Machinery and Equipment	6,946,019	2,597,654
Leasehold Improvements	40,367	66,379
Subtotal	15,769,069	3,765,418
Less: Accumulated Depreciation	(2,665,364)	(2,583,941)
Property, Equipment and Leasehold Improvements, Net	$13,103,705	$1,181,477

Depreciation expense related to property, equipment and leasehold improvements for the three months ended December 31, 2021, and 2020 was $84,022 and $102,495, respectively.

On November 12, 2021, Mullen Investment Properties, LLC, MAI real estate wholly owned subsidiary, completed the $12,000,000 purchase of the Tunica County, MS property ("Advanced Manufacturing and Engineering Center" or "AMEC"). The property is approximately 127,400sf EV manufacturing facility and a small shed for storage. The property is located at 1 Greentech Drive, in the City of Robinsonville, MS. AMEC will be used to class 1 and class 2 EV cargo vans and the Mullen FIVE Crossover. The facility currently occupies 124,000 square feet of manufacturing space. The total available land on the property is over 100 acres. On the expanded site, Mullen plans to build a body shop, fully automated paint shop and a general assembly shop.

NOTE 14 – OTHER ASSETS

Other assets consist of the following:

	December 31, 2021	September 30, 2021
Other Assets
Coda Materials	$76,588	$76,587
Show Room Cars	4,082,665	2,739,995
Security Deposits	186,640	186,640
Deposit on Property (See Note 16)	—	1,240,000
Total Other Assets	$4,345,893	$4,243,222

NOTE 15 – OPERATING EXPENSES

General and Administrative Expenses consists of the following:

	Three months ended December 31,
	2021	2020
Professional fees	$5,139,332	$941,728
Salaries	3,161,920	1,151,668
Depreciation and amortization	307,699	108,427
Lease	459,535	356,168
Settlements and penalties	294,812	54,588
Employee benefits	368,052	83,293
Utilities and office expense	179,028	67,457
Advertising and promotions	2,452,790	29,541
Taxes and licenses	72,279	5,130
Repairs and maintenance	19,220	41,880
Other	446,416	112,798
Total	$12,901,084	$2,952,678

Within professional fees is MTI shares for services, which is the issuance of MTI shares for services rendered to consultants and professional service firms. The expense is recorded at fair value of MTI shares issued (see Note 15, Other Assets). For the three months ended December 31, 2021 and 2020, the Company recorded $916,295 and $26,162, respectively, for shares for services.

Research and development consist of the following:

	Three months ended December 31
	2021	2020
Research & Development
Professional fees	$1,157,323	$518,023
Total	$1,157,323	$518,023

Research and development costs are expensed as incurred. Research and development expenses primarily consist of Mullen Five EV show car development and are primarily comprised of personnel-related costs for employees and consultants.

In December 2020, the Company entered into an agreement with Thurner, Inc. to design and develop two show electric vehicles. The car design was completed during Q3 2021. The total cost for Phase 1 is $483,254.

In December 2020, MTI entered into a Statement of Work with Phiaro, Inc. for its show car development for approximately $1.6 million. The show car project program started in December 2020 and completed November 2021. The program is for the initial show car development of the Mullen Five, which is a mid-size electric SUV. The program start began in January 2021. The initial show cars in development consist of two mid-size electric SUVs.

NOTE 16 – LEASES

MTI (now assumed by MAI due to the merger) has entered into various operating lease agreements for certain of its offices, manufacturing and warehouse facilities, and corporate jet. We have implemented the provisions of ASC 842, on October 1, 2019. Operating leases are included in right-of-use assets, and current and noncurrent portion of lease liabilities, as appropriate. These right-of-use assets also includes any lease payments made and initial direct costs incurred at lease commencement and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements which require payments for both lease and non-lease components and has elected to account for these as a single lease component. Certain leases provide for annual increases to lease payment based on an index or rate. We calculate the present value of future lease payments based on the index or at the lease commencement date for new leases.

The table below presents information regarding our lease assets and liabilities.

	December 31, 2021	September 30, 2021
Assets:
Operating lease right-of-use assets	$2,213,991	$2,350,929
Liabilities:
Operating lease liabilities, current	(623,343)	(599,898)
Operating lease liabilities, non-current	(1,697,222)	(1,857,894)
Total lease liabilities	$(2,320,565)	$(2,457,792)
Weighted average remaining lease terms:
Operating leases	3.14 years	3.34 years
Weighted average discount rate:
Operating leases	28%	28%
Cash paid for amounts included in the measurement of lease liabilities for the fiscal year ended September 30, 2021, and 2020	$293,387	$1,057,438

Operating lease costs:	For the three months ended December 31,
	2021	2020
Fixed lease cost	$286,482	$150,235
Variable lease cost	129,605	199,367
Short-term lease cost	96,592	27,795
Sublease income	(53,144)	(21,229)
Total operating lease costs	$459,535	$356,168

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

NOTE 16 – LEASES – Continued

The following table reflects maturities of operating lease liabilities at December 31, 2021:

Years ending
December 31,
2022 (9 months)	$908,149
2023	1,157,693
2024	824,287
2025	436,155
2026	222,787
Thereafter	—
Total lease payments	$3,549,071
Less: Imputed interest	(1,228,506)
Present value of lease liabilities	$2,320,565

NOTE 17 – INCOME TAXES

On December 2, 2019, we entered into a tax sharing agreement with Mullen Technologies Inc. Although our results are included in the Mullen Technologies consolidated tax return for U.S. federal income tax purposes, our tax provision is calculated primarily as though MAI was a separate taxpayer. However, under certain circumstances, transactions between us and Mullen Technology are assessed using consolidated tax return rules. Tax sharing agreement governs the payment of tax liabilities and entitlement to refunds thereof, allocate responsibility for, and cooperation in, the filing of tax returns, and provide for certain other matters relating to taxes

For the quarter ended December 31, 2021 and years ended September 30, 2021 and 2020, we had income tax NOL carryforwards of approximately $193 million for Federal and $192 million for California, which will expire as follows:

NOL Carryforward
	December 31,	September 30,
	2021	2021
Federal
2034-2037	$36,566,294	$29,838,716
Indefinite	$199,385,113	$162,818,819

Total Federal	$235,951,407	$192,657,535

California
2034-2040	$194,955,026	$191,722,566

Total California	$194,955,026	$191,722,566

	December 31,	December 31,	September 30,	September 30,
	2021	2021 - %	2021	2021 - %
Income tax benefit at statutory rate	$(7,657,427)	21.00%	$(9,247,200)	21.00%
State income taxes	—	—%	800	—%
Permanent Differences	430,252	(0.35)%	158,166	(0.36)%
Valuation Allowance	7,229,304	(20.65)%	9,091,163	(20.65)%
Other	(2,129)	—%	(2,129)	—%
Total (benefit) provision for income taxes	$—	—%	$800	—%

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

NOTE 17 – INCOME TAXES – Continued

Significant components of the Company’s net deferred tax assets as of December 31, 2021 and September 30, 2021 and 2020 are as follows:

	December 31,	September 30,	September 30,
	2021	2021	2020
Deferred tax assets:
Net Operating loss carryforwards	66,000,217	38,676,405	31,413,378
Charitable Contributions	—	894	1,176
Accrued Expenses	226,308	315,555	104,164
Impairment Other	—	—	83,845
Other Assets	—	364,419	261,842
163(j) Limitation	19,203,511	14,491,332	4,178,291

Total gross deferred tax assets	85,430,036	53,848,604	36,042,696

Less valuation allowance	(85,430,036)	(53,416,875)	(35,747,087)

Total net deferred tax assets	332,578	431,729	295,609

Deferred tax liabilities:

Intangibles	(223,676)	(146,639)	(157,641)
Fixed Assets	(108,902)	(284,922)	(137,632)
Other	—	(168)	(336)

Total deferred tax liabilities	(332,578)	(431,729)	(295,609)

Net deferred tax assets	$—	$—	$—

For the quarter ended December 31, 2021 and years ended September 30, 2021 and 2020, we recorded a full valuation allowance against the deferred tax assets because we do not believe that the deferred tax assets recorded in 2021 and 2020 are more likely than not to be realizable.

NOTE 18 – CONTINGENCIES AND CLAIMS

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

NOTE 18 – CONTINGENCIES AND CLAIMS – Continued

Preferred Management Partners, Inc. – Consulting Agreement

On September 23, 2021, MAI entered into a consulting arrangement with Preferred Management Partners, Inc. The Company hereby engages Preferred Management, Inc. to resume negotiations between MAI and Qiantu Motor Cars to enable the Company to procure the intellectual property ownership rights related to the K-50 automobile. As compensation for entering into this agreement and providing services to MAI, the consultant will receive 750,000 unrestricted publicly traded shares of the Company’s common stock registered on Form S-8 registration statement. If the consultant is successful, the Company will pay the consultant an additional 750,000 unrestricted shares of common stock registered on Form S-8 registration statement. As of this date, the Form S-8 registration statement has been filed but not declared effective until January 11, 2022. The Company has recognized an obligation to issue these shares and a related deferred charge for these consulting services on the condensed consolidated balance sheet.

Equity Financing Transactions

$30M common stock purchase

On September 1, 2021, Mullen Technologies and Esousa Holdings LLC (“Esousa”) entered into a Securities Purchase Agreement (the “Equity Line of Credit”) whereby the Esousa Holdings, LLC committed to purchase up to an aggregate of up to $30,000,000, or $2.5 million per month, in Common Stock over a twelve-month period. At the effective time of the Merger, the obligations under the Equity Line of Credit were assumed by the Company.

The number of shares of Common Stock issued by the Company at each draw down date is calculated by multiplying 125% by the amount of each draw down (up to $2,500,000) and then dividing by the closing sale price of the Common Stock on the principal securities exchange or trading market on which the Common Stock is listed or trading on the trading day immediately prior to the draw down. The number of Common Shares issued is then subject to adjustment and will be issued at a purchase price per share equal to 95% of the dollar volume-weighted average price per share of Common Stock during the ten trading days following the draw down date.

As a condition to the obligation of the investor to fund the Equity Line of Credit, the Company must file an SEC registration statement covering the sale of the Common Stock issued under the Equity Line of Credit and such registration statement must be declared effective. The Company shall not issue any Common Stock under the Equity Line of Credit if that would result in Esousa’s beneficial ownership equaling more than 9.9% of the Company’s outstanding Common Stock.

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

Federal and State Tax Liabilities

We have recorded a $4.2 million liability at December 31, 2021 associated with past due amounts owed to the Internal Revenue Service (“IRS”) and the Employment Development Department of California (“EDD”) for failing to remit payroll taxes associated with MTI and the Company’s employees.

NOTE 18 – CONTINGENCIES AND CLAIMS – Continued

The IRS has filed a lien on substantially all of our assets. On April 28, 2021, MTI entered into an installment agreement with the EDD to pay $10,000 per month related to unpaid state payroll tax liabilities of $370,067 plus accrued interest. Monthly payments of $10,000 are being made and will continue until paid in full.

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

The contractual target dates and milestones have been severely disrupted due to the occurrence COVID-19. As a result, our management believes the COVID-19 pandemic represents a Force Majeure event (that is, the pandemic has impacted our and Linghang Boao Group LTD’s ability to meet their respective contractual obligations due to restriction in movement, stoppage of production, increase in costs due to scarcity of raw materials components, labor shortages, shortage of funds, disruption in the supply chains, U.S. governmental closures of ports/borders and travel restrictions). Based on the foregoing, we believe there is no breach of contract due to our failure of performance. Unfortunately, we have sustained a loss of $390,000 at September 30, 2020 due to contract nonperformance and force majeure. There are no accrued liabilities recorded for any remaining milestone payments at December 31, 2021.

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

NOTE 18 – CONTINGENCIES AND CLAIMS – Continued

As the Company did not effect a Reverse Merger Transaction as defined in the GEM agreement (that is, Net Element was not a special purpose acquisition company) nor did the Company effect a direct listing of its common shares, the Company does not believe it is obligated to pay fees nor issue warrants to GEM under the GEM Agreement. In addition, the Company has agreed with a lender of its convertible promissory notes that the Company would not initiate utilization of the GEM Agreement. Based upon information presently known to management, the Company believes that the potential liability will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

Odyssey Group Settlement

On August 13, 2021, MTI and Odyssey Group reached a settlement concerning disputes and differences that arose from collections on invoices and liens pending pursuant to Odyssey’s Client Account and the Odyssey Group Consulting Agreement. Odyssey alleged that the MTI owed $503,637 at March 31, 2021. The parties agreed that Odyssey would receive $50,000 and 500,000 shares of MTI common stock (pre-merger). Additionally, Odyssey will receive an equivalent of $10,000 in cash or common stock from MAI. The obligation to pay Odyssey may be terminated by either party upon 30-days’ notice by either party. A release of liability for the amounts owed on the Consulting arrangement was signed and executed on the settlement date. The Company has issued Odyssey the 500,000 common shares worth $1.25 million and paid $50,000 in cash and common stock. The $10,000 in cash or common stock provision has not been terminated by either party.

Litigation

On May 28, 2021, a Net Element shareholder filed a complaint against Net Element and Mullen Acquisition, Inc., and certain named individuals regarding the proposed merger transaction. The complaint alleges, among other things, a potential dilution of the value of Net Elements stock and a failure to act in with a fiduciary duty to its stakeholders. On September 3, 2021, a Net Element shareholder filed a lawsuit against Net Element, Mullen Technologies, Inc. and Mullen Acquisition, Inc., and certain individuals regarding the proposed merger agreement. The lawsuit alleges material omissions regarding the merger transaction and seeks to prevent the consummation of the merger agreement, as well as certain other equitable relief.

Based upon information presently known to management, the Company believes that the potential liability from the May 2021 complaint and September 2021 lawsuit, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the financial statements.

NOTE 19 – RELATED PARTY TRANSACTIONS

At December 31, 2021 and September 30, 2021, respectively, the Drawbridge Investments, LLC relationship comprised various loans and advances, common shares, and preferred shares. The Drawbridge loans are currently in default. The Common and Preferred Shares presented are shares in MAI, since issued MTI shares were exchanged due to the merger.

Drawbridge Related Transactions
(Cumulative)	December 31, 2021			September 30, 2021
Description	Loan Principal	# of Shares	FV of Shares	Loan Principal	# of Shares	FV of Shares
Various Notes	$13,831,554	—	$—	$23,831,554	—	$—
Common Shares	—	8,130,384	42,524,523	—	8,130,384	66,994,364
Preferred Shares - Series A	—	2,335	3,012	—	2,335	3,012
Preferred Shares - Series B	—	5,567,319	49,215,100	—	5,567,319	49,215,100
Total Related Party Transactions	$13,831,554	13,700,038	$91,742,635	$23,831,554	13,700,038	$116,212,476

*    Shares are MTI common and preferred shares.

NOTE 19 – RELATED PARTY TRANSACTIONS – Continued

The default interest rate on the Drawbridge loans is 28% per annum, and accrued interest is $11,536,371 at December 31, 2021.

Chief Executive Officer Loans to MAI

From time to time, the Company’s CEO provides loans to the Company. The outstanding balances for these loans was zero and $479,914 at September 30, 2021. During the three months ended December 31, 2021, the Company repaid the outstanding loan balance in full.

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Technologies and its subsidiaries. Mr. Miltner also is an elected Director for MAI, beginning his term in August 2021. For the three months ended December 31, 2021, Mr. Miltner received $231,483 for services rendered to us. Mr. Miltner has been providing legal services to the Company since 2020.

Consulting Agreement

On October 26, 2021, MAI entered into a consulting agreement with Mary Winters, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities for the period of October 1, 2021, for one fiscal year ending September 30, 2022, in the amount of $60,000 annually or $5,000 per month.

Equity Warrants (EXCHANGE AGREEMENT and EQUITY WARRANTS)

During 2020 and 2021, as part of the merger with Net Element, we entered into an Exchange Agreement and subsequent amendments with certain holders of convertible debt as an incentive to convert their convertible debt into shares of our series C preferred stock. In connection with this agreement, the Company issued warrants to these investors, which represents a share-based equity incentive (“Series Preferred C Investors”). Series C Preferred Investors also purchased Series Preferred C Stock with detached warrants. The warrants have a fixed and determinable price of $8.84 per common share. The fair value of the MAI warrants is $133,269,241 as of December 31, 2021.

NOTE 20 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through February 14, 2022, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the carve-out financial statements:

Short-Term Financing

On January 14, 2022, MAI executed a Letter of Intent (“LOI”) with Mark Betor, MAI Director, for a $1,000,000 loan. The loan terms are as follows:

●	$250,000 loan advance upon the execution of LOI
●	$750,000 remaining balance is paid to Mullen Automotive upon execution of transaction documents

Loan will be evidenced by a Promissory Note with a maturity date for full repayment of loan no later than 90 days from January 11, 2022. Total agreed repayment amount is $1,150,000. Collateral is a first lien position 1 Greentech Drive, Tunica, MS. MAI Board of Directors approved transaction on January 18, 2022. Mr. Betor abstained from voting.

NOTE 20 – SUBSEQUENT EVENTS – Continued

S-3 Registration Statement

The SEC registration statement that became effective February 3, 2022, the Conversion Shares and Warrant Shares were included as required by that certain Registration Rights Agreement, entered into among Mullen Technologies, Inc (“Mullen Technologies”) and certain of the Selling Stockholders (the “Registration Rights Agreement”) and that certain Exchange Agreement, entered into among Mullen Technologies and certain of the Selling Stockholders (the “Exchange Agreement”).

The securities that were registered for resale, in aggregate totaled 228,568,886 shares of common stock.

●	11,392,058 shares of our Common Stock issued to David Michery, our Chief Executive Officer and other stockholders,
●	148,139,757 shares of our Common Stock issuable upon exercise of the Warrants,
●	2,454,240 shares of our Common Stock issuable upon conversion of the Note Shares,
●	5,567,319 shares of our Common Stock issuable upon conversion of our Series B Preferred Stock,
●	30,087,677 shares of our Common Stock issuable upon conversion of our Series C Preferred Stock and, up to 30,927,835 shares of Common Stock issuable pursuant to the Equity Line of Credit.

No proceeds are expected from the sale or disposition of the shares of common stock. However, proceeds may be received on the from the exercise of warrants and note shares.

Warrant Exercises

The table below reflects the number of warrant exercises and common shares granted since the warrant shares were registered under the SEC registration statement became effective on February 3, 2022.

		# of Warrants	# of Common Stock
Date	Registered Investor Name	Exercised	Requested
2/1/2022	Acuitas Capital LLC	259,033	709,217
2/1/2022	Esousa Holdings LLC	129,516	354,608
2/4/2022	JADR Consulting Limited PTY	50,000	126,558
2/4/2022	TDR Capital	50,000	126,558
2/4/2022	Friedlander, Michael	16,000	40,905
2/9/2022	Mogul, Jess	100,000	347,747
2/9/2022	Fallon, Jim	100,000	347,747
2/10/2022	TDR Capital	400,000	1,449,766
2/10/2022	JADR Consulting Limited PTY	400,000	1,449,766
2/10/2022	Acuitas Capital LLC	137,235	500,000
2/11/2022	Mogul, Jess	62,674	505,109
2/11/2022	Fallon, Jim	31,610	254,781
	Total	1,736,068	6,212,762

$30 Million Esousa Equity Line of Credit – Drawdown

On September 1, 2021, Mullen Technologies and Esousa Holdings LLC (“Esousa”) entered into a Securities Purchase Agreement (the “Equity Line of Credit”) whereby the Esousa Holdings, LLC committed to purchase up to an aggregate of up to $30,000,000, or $2.5 million per month, in Common Stock over a twelve-month period. At the effective time of the Merger, the obligations under the Equity Line of Credit were assumed by the Company.

NOTE 20 – SUBSEQUENT EVENTS – Continued

As a condition to the obligation of the investor to fund the Equity Line of Credit, the Company must file an SEC registration statement covering the sale of the Common Stock issued under the Equity Line of Credit and such registration statement must be declared effective. The Company shall not issue any Common Stock under the Equity Line of Credit if that would result in Esousa’s beneficial ownership equaling more than 9.9% of the Company’s outstanding Common Stock. The SEC Registration Statement was filed on February 1, 2022 and became effective on February 3, 2022.

On February 4, 2022, MAI received $1,125,000 from the equity line of credit. As part of the transaction, Esousa Holdings, LLC received 1,144,688 common shares. The formula is based on $2.5 million divide by the daily closing price of the MAI, which was $2.73) multiplied by 125%. MAI expects to drawdown the remaining balance of the $2.5 million in mid to late February 2022.

S-8 Registration Statement

This Registration Statement on Form S-8 (the “Registration Statement”) registers an additional 5,979,500 shares (the “Shares”) of common stock, par value $0.001 per share (“Common Stock”), of Mullen Automotive Inc. (the “Company”), issuable pursuant to the Company’s 2013 Equity Incentive Plan, as amended (the “2013 Plan”).

Preferred Management Partners, Inc. – Consulting Agreement

In September 2021, Preferred Management Partners entered into a consulting agreement to provide services to MAI. The compensation arrangement is as follows:

●	Consultant will receive 750,000 unrestricted publicly traded shares of the Company’s common stock registered on Form S-8 Registration statement.

For FYE 2021, the common shares were accounted for within Liability to Issue Stock since the S-8 Registration Statement had not been filed. On January 11, 2022, the Company filed with the SEC and Preferred Management Partners received their 750,000 common shares. The share issuance will now be accounted for within equity.

Sales of Unregistered Securities

On January 18, 2022, MAI approved the issuance of an aggregate of 1,908,000 shares of its common stock to certain employees of the Company, including the executive officers listed below:

Name	Shares
David Michery	1,000,000
Kerri Sadler	300,000
Jerry Alban	300,000
Calin Popa	50,000

Such securities were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The issuance of such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements.

NOTE 20 – SUBSEQUENT EVENTS – Continued

Amendment to Convertible Preferred Security and Warrant Agreements

On February 10, 2022, MAI and Esousa Holdings, LLC agreed to amend to provisions within the Securities Purchase Agreements:

●	The Holders irrevocably and forever waive their rights under section 2 (c) and 2 (d) of the Warrant, and under section 4 (c) of the Series C Convertible Preferred.
●	For purposes of section 1 (b), Exercise Price, in the Warrant, the exercise price shall be modified from 0.6877 to $8.834.
●	Under Section 16 (b) of the Warrant, the definition of Black Scholes Value shall be modified so that the Black Scholes Value shall be increased by $3.00 per Warrant. For example, if the calculations under Section 16 resulted in a value of $7.72, as a result of this Amendment the Black Scholes Value would be increased to $10.72.
●	Under 4(c) of the Convertible Note, the Company will not be subjected to a new issuance price due to subsequent financing less than a price equal to the Conversion Price in effect immediately prior to such issue or sale or deemed issuance or sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2021.This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2021.

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

Basis of Presentation

As a pre-revenue company with no commercial operations, our activities to date have been limited and were conducted primarily in the United States and our historical results are reported under accounting principles generally accepted in the United States ("GAAP" or "U.S. GAAP") and in United States ("U.S.") dollars. Upon commencement of commercial operations, we expect to expand our operations substantially into the European Union ("E.U.") and, as a result, we expect our future results to be sensitive to foreign currency transaction and translation risks and other financial risks that are not reflected in our historical financial statements. As a result, we expect that the financial results our reports for periods after we begin commercial operations will not be comparable to the financial results included in this Quarterly Report.

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

General and Administrative Expense

General and administrative (“G&A”) expenses include all non-production expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses, and other expenses. Advertising costs are expensed as incurred and are included in G&A expenses. We expense advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.”

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

Results of Operations

Comparison of the Three Months Ended December 31, 2021 to the Three Months Ended December 31, 2020

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	December 31,
	2021	2020	$ Change	% Change

	(dollar amounts in thousands, except percentages)
Operating costs and expenses:
General and administrative	$12,901,084	$2,952,678	$9,948,406	336.93%
Research & development	1,157,323	518,023	639,300	123.41%
Total operating costs and expenses	14,058,407	3,470,701	10,587,706	305.06%
Loss from operations	$(14,058,407)	3,470,701	(10,587,706)	305.06%

Other income (expense):
Interest expense	22,438,945	2,406,330	16,179,070	832.50%
Loss on debt settlement	(41,096)	—	(41,096)	100.00%
Gain on extinguishment of indebtedness, net	74,509	880,581	(806,072)	(91.54)%
Total other income (expense)	(22,405,532)	(1,525,749)	(20,879,783)	1368.49%
Net loss	$(36,463,938)	$(4,996,450)	$31,467,489	482.63%

General and Administrative

General and administrative expenses increased by $9.9 million or 336.93% from $2.9 million in the three months ended December 31, 2020 to $12.9 million in the three months ended December 31, 2021, primarily due to increases in professional services, marketing, and payroll related expenses with the growth of personnel and resources.

Research and Development

Research and development expenses increased by $.63 million or 123.41% from $.51 million through the three months ended December 31, 2020 to $1.1 million through the three months ended December 31, 2021. During the quarter ended December 31, 2021, the development of the Mullen FIVE show cars was completed in November 2021, and the Engineering Team is working on battery development and initial stages of program car development.

Research and development costs are expensed as incurred. Research and development expenses primarily consist of the Mullen FIVE EV show car development and are primarily comprised of personnel-related costs for employees and consultants. These costs are expected to rise in the future with continuing development of the Mullen FIVE car program.

Interest Expense

Interest expense increased by $20.0 million or 672.35% from $2.4 million through the three months ended December 31, 2020 to $22.4 million through the three months ended December 31, 2021, primarily due to the significant increase in the convertible debt portfolio, coupled with the conversion of these financial instruments to equity due to merger with Net Element. The conversion to preferred C stock increased the amortization expense.

Gain on extinguishment of debt

During November 2020, the U.S. Small Business Administration (“SBA”) approved the CARES Act loan forgiveness amount of $875,426 in principal and accrued interest on November 20, 2020.

Net Loss

Net loss was $36.4 million for the three months ended December 31, 2021, an increase of $31.4 million or 629.80% from $4.9 million in the three months ended December 31, 2020, mainly for the reasons discussed above.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we have yet to generate any revenue from our business operations. To date, we have funded our capital expenditure and working capital requirements through equity and debt capital, as further discussed below. Our ability to successfully commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

As of December 31, 2021, our cash and cash equivalents amounted to $0.61 million and our total debt amounted to $19.1 million. Debt has red ced significantly from September 30, 2021 due to principal paydowns, debt payoffs, and conversion of convertible debt to equity. Tax liabilities slightly increased to $4.2 million from $3.9 million, which is comprised of IRS and other tax jurisdictions related to payroll taxes and sales and use taxes.

During this quarter, the Company received $20 million from the equity purchase of Series C Preferred Stock with warrants to an unaffiliated investor immediately prior to the Effective Time of the Merger. There is approximately $45 million in equity commitments to assist the Company throughout 2022; an agreement with ESOUSA to provide us with a $30.0 million equity line of credit beginning in February 2022 and a $15 million note receivable with CEOcast, Inc. that will begin in 2022 after the registration of common shares with the SEC.

We received $7.4 million in net proceeds from the Net Element merger transaction. We also received an additional $7.62 million in convertible notes from TDR Capital and JADR Consulting Group Pty Limited.

As part of our agreement with NASDAQ, the Company must complete a qualified offering within six months after regulatory approval. In February 2022, The Company filed a S-3 Registration Statement that became effective, which are expected to result in the increase of common shares outstanding and enhance market capitalization.

We expect our capital expenditures and working capital requirements to increase substantially in the near term, as we seek to produce our initial EVs, develop our customer support and marketing infrastructure and expand our research and development efforts. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects. See Note 1 to the audited consolidated financial statements included elsewhere in this Quarterly Report.

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

The following is a summary of our debt as of December 31, 2021:

	Net Carrying Value
	Unpaid Principal				Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$3,718,585	$3,718,585	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	14,531,554	14,531,554	—	28.00%	2021 – 2022
Real Estate Note	274,983	36,724	238,259	5.00%	2023
Loan Advances	618,158	618,158	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	—	—	—	NA	NA
Total Debt	$19,143,280	$18,905,021	$238,259	NA	NA

The following is a summary of our debt as of September 30, 2021:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$5,838,591	$5,838,591	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	23,831,912	23,831,912	—	28.00%	2021 – 2022
Demand Note	500,000	500,000	—	27.00%	2020
Convertible Unsecured Notes	15,932,500	15,932,500	—	15.00%-20.00%	2021 - 2022
Real Estate Note	283,881	36,269	247,612	5.00%	2023
Loan Advances	1,122,253	1,122,253	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(8,060,555)	(8,060,555)	—	NA	NA
Total Debt	$39,448,582	$39,200,970	$247,612	NA	NA

Cash Flows

The following table provides a summary of Mullen’s cash flow data for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020

	(dollar amounts in thousands)
Net cash used (provided) in operating activities	$(14,712,802)	$85,312
Net cash used in investing activities	(10,462,219)	(72,585)
Net cash provided by financing activities	25,194,308	178,192

Cash Flows used in Operating Activities

Our cash flow used in operating activities to date has been primarily comprised of costs related to research and development, payroll, and other general and administrative activities. As we continue to ramp up hiring ahead of starting commercial operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flow from our business.

Net cash used in operating activities was $14.7 million in the three months ended December 31, 2021, an increase from $.85 million net cash provided by activities in the three months ended December 31, 2020.

Cash Flows used in Investing Activities

Our cash flows used in investing activities increased due to the purchase of the Tunica, MS manufacturing plant in November 2021 by our wholly owned subsidiary, Mullen Investment Properties, LLC. We expect these costs to increase substantially in the near future as we ramp up activity ahead of commencing commercial operations and build out the manufacturing facility.

Net cash used in investing activities was $10.5 million in the three months ended December 31, 2021, an increase from $.72 million used in investing activities the three months ended December 31, 2020.

Cash Flows provided by Financing Activities

Through December 31, 2021, we have financed our operations primarily through the issuance of convertible notes and equity securities.

Net cash provided by financing activities was $25.2 million for the three months ended December 31, 2021 primarily due to issuance of notes payable, as compared to $.17 million net cash provided by financing activities for the three months ended December 31, 2020, which included (i) $7.3 million net proceeds from issuance of notes payable; (ii) $10.8 million in net proceeds from issuance of Common Stock which was partially offset by $13.0 million of payments of notes payable; and (iii) $5.2 million in proceeds to issue preferred C shares.

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of December 31, 2021, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended September 30,	Payments
2022 (9 months)	$908,149
2023	1,157,693
2024	824,287
2025	436,155
2026	222,787
2027 and Thereafter	—
Total Future Minimum Lease Payments	$3,549,071

We currently lease our headquarters space in the Los Angeles area under a single lease classified as an operating lease expiring in March 2026. We have not executed any binding agreement for leases beyond 2026.

Scheduled Debt Maturities

The following are scheduled debt maturities:

	Years Ended December 31,
	2022 (9 months)	2023	2024	2025	2026	2027	Thereafter	Total
Total Debt	$18,905,021	$238,259	$—	$—	$—	$—	$—	$19,143,280

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these financial statements, our management is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Management considers an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements.

Our significant accounting policies are described in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. Because we are a pre-revenue company without commercial operations, management believes it does not currently have any critical accounting policies or estimates. Management believes that the accounting policies most likely to become critical in the near future are those described below.

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

As required by the SEC Rules 13a-15(b) and 15d-15(b), we are obligated to conduct an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Management has not been in a position to make its assessment regarding internal control over financial reporting due to the circumstances described in detail below. Accordingly, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

This Quarterly Report and our Annual Report on Form 10-K filed with the SEC for the year ended September 30, 2021 do not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as we determined that the Company is currently similarly situated to a newly public company due to the relatively recent closing of the Merger, which was accounted for as a reverse merger transaction, in which Mullen Automotive-California is treated as the acquirer for financial accounting purposes. In making this determination, we have considered the timing and effects of the Merger, which closed on November 5, 2021, and after which, there was a complete change in the business, operations, accounting, board of directors and executive management of the Company and all of the business of the Company was that of Mullen Automotive-California. As a result, the internal controls and related material weaknesses previously reported related to the Company’s prior business and no longer exist with respect to the Company’s current business. Management was not in a position to conduct an assessment because of the impending reverse merger transaction which was at an advanced stage at year end. We plan to file our first assessment regarding internal control over financial reporting in our Annual Report on Form 10-K for the year ending September 30, 2022.

Changes in Internal Control over Financial Reporting

Other than what has been described above, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021 or year ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material developments during the fiscal quarter covered by this Report for our legal proceedings that were disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2021 filed with the SEC, which could materially affect our business, financial condition, or future results of operation. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition and/or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

$15M Note Receivable Transaction

As previously disclosed in the Company Form 10-K for the year ended September 30, 2021, on October 8, 2021, the Company entered into a loan transaction with CEOcast as described below.

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

$1.0 Million Loan Letter of Intent

On January 14, 2022, MAI executed a Letter of Intent (“LOI”) with Mark Betor, MAI Director, for a $1,000,000 loan. The loan terms are as follows:

●	$250,000 loan advance upon the execution of LOI
●	$750,000 remaining balance is paid to Mullen Automotive upon execution of transaction documents

The loan will be evidenced by a Promissory Note with a maturity date for full repayment of loan no later than 90 days from January 11, 2022. Total agreed repayment amount is $1,150,000. Collateral is a first lien position 1 Greentech Drive, Tunica, MS. MAI Board of Directors approved transaction on January 18, 2022. Mr. Betor abstained from voting.

The information set forth above is included herewith for the purpose of providing the disclosure required under “Item 1.01 — Entry into a Material Definitive Agreement” and “Item 2.03 - Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” and “Item 3.02 - Unregistered Sales of Equity Securities” of Form 8-K.

Item 6. Exhibits

Exhibit	Description
10.1

Letter Agreement, dated as of November 3, 2021 between the Company and ESOUSA Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 4, 2021).

10.2#

Employment Agreement dated October 25, 2021 between the Company and Kerri Sadler (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 29, 2021).

10.3

Form of Voting and Support Agreement dated as of October 26, 2021 regarding approval of an amendment to certificate of incorporation to reflect a three-year sunset provision pertaining to the voting rights associated with the Series A Preferred Stock (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 29, 2021).

10.4

Consultant Agreement dated October 26, 2021 between the Company and Mary Winter (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 29, 2021).

10.4(a)	Form of Securities Purchase Agreement dated November 4, 2021 (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 29, 2021).
10.4(b)	Form of Convertible Note dated November 4, 2021 (incorporated by reference to Exhibit 10.27(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on December 29, 2021).
10.4(c)	Form of Warrant dated November 4, 2021 (incorporated by reference to Exhibit 10.27(b) to the Company’s Annual Report on Form 10-K, filed with the SEC on December 29, 2021).
10.5*	Promissory Note dated October 8, 2021 in the principal amount of $15.0 million payable to CEOcast, Inc.
10.5(a)*	Securities Purchase Agreement dated October 8, 2021 between the Company and CEOcast, Inc.
10.5(b)*	Pre-Funded Common Stock Purchase Warrant dated October 8, 2021 issued to CEOcast, Inc.
10.6*	Amendment to Convertible Preferred Security and Warrant dated February 10, 2022 between the Company and Esousa Holdings, llc
31.1*

Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith (furnished herewith with respect to Exhibit 32.1).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mullen Automotive Inc.

February 14, 2022	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

/s/ Kerri Sadler
Kerri Sadler
Chief Financial Officer
(Principal Financial and Accounting Officer)