Form 10-Q
period 2022-03-31
MULLEN AUTOMOTIVE INC.
filed 2022-05-16
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 13, 2022 a total of 332,443,385 shares of the Registrant’s common stock, par value $0.001, (“Common Stock”) were issued and outstanding.

MULLEN AUTOMOTIVE INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2022	September 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,150,095	$42,174
Restricted Cash	131,793	—
Materials and supplies	55,753	55,753
Deferred advertising	48,855	261,550
Prepaid Expenses	3,282,245	6,201,247
Other current assets	51,553	250,331
Notes Receivable	15,090,552	90,552
TOTAL CURRENT ASSETS	83,810,846	6,901,607
Property, equipment and leasehold improvements, net	13,053,935	1,181,477
Intangibles assets, net	2,296,016	2,495,259
Right-of-use assets	2,066,049	2,350,929
Other assets	3,979,334	4,243,222
TOTAL ASSETS	$105,206,180	$17,172,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$4,173,500	$5,206,310
Accrued expenses and other current liabilities	21,596,300	19,126,765
Liability to issue shares	—	7,027,500
Lease liabilities, current portion	651,494	599,898
Notes payable, current portion	16,859,080	39,200,970
TOTAL CURRENT LIABILITIES	43,280,374	71,161,443
Notes payable, net of current portion	5,228,788	247,612
Lease liabilities, net of current portion	1,523,158	1,857,894
Other liabilities	5,617,192	5,617,192
TOTAL LIABILITIES	55,649,512	78,884,141
Commitments and Contingencies (Note 17)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock; $0.001 par value; 58,000,000 shares authorized; 11,088,916 and 5,667,682 shares issued and outstanding at March 31, 2022 and September 30, 2021 respectively.	11,089	5,668
Common Stock; $0.001 par value; 500,000,000 shares authorized; 289,784,112 and 7,048,387 issued and outstanding at March 31, 2022 and September 30, 2021 respectively.	289,782	7,048
Additional Paid-in Capital	268,667,769	88,650,286
Accumulated Deficit	(219,411,972)	(150,374,649)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	49,556,668	(61,711,647)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$105,206,180	$17,172,494

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$29,269,433	$4,676,740	$42,170,516	$7,629,418
Research and development	1,183,437	538,271	2,340,761	1,056,294
Total Operating Expense	30,452,870	5,215,011	44,511,277	8,685,712
Loss from Operations	(30,452,870)	(5,215,011)	(44,511,277)	(8,685,712)

Interest expense	(2,120,515)	(4,092,759)	(24,559,459)	(6,499,089)
Loss on debt settlement	—	—	(41,096)	—
Gain on extinguishment of indebtedness, net	—	10,000	74,509	890,581
Net Loss	$(32,573,385)	$(9,297,770)	$(69,037,323)	$(14,294,220)

Net Loss per Share	$(0.63)	$(1.81)	$(1.99)	$(2.85)

Weighted average shares outstanding, basic and diluted	51,392,988	5,135,797	34,639,857	5,020,144

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock										Deficiency in
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2020	116,789	$116	5,567,319	$5,568	—	$—	5,086,225	$5,086	$63,619,280	$(106,134,069)	$(42,504,019)
Warrant issuances	—	—	—	—	—	—	—	—	2,092,337	—	2,092,337
Beneficial Conversion Feature -Debt	—	—	—	—	—	—	—	—	172,663	—	172,663
Stock-based compensation	—	—	—	—	—	—	38,561	39	1,241,366	—	1,241,405
Net loss	—	—	—	—	—	—	—	—	—	(4,996,450)	(4,996,450)
Balance, December 31, 2020	116,789	116	5,567,319	5,568	—	—	5,124,786	5,125	67,125,646	(111,130,519)	(43,994,064)
Shares issued for cash	—	—	—	—	—	—	23,126	23	1,104,779	—	1,104,802
Warrant issuances	—	—	—	—	—	—	—	—	870,428	—	870,428
Stock-based compensation	—	—	—	—	—	—	—	—	1,631,660	—	1,631,660
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	—	98,335	—	98,335
Net loss	—	—	—	—	—	—	—	—	—	(9,297,770)	(9,297,770)
Balance, March 31, 2021	116,789	$116	5,567,319	$5,568	—	$—	5,147,912	$5,148	$70,830,848	$(120,428,289)	$(49,586,609)

	Preferred Stock																Deficiency in
	Series A			Series B			Series C			Common Stock			Paid-in		Accumulated		Stockholders'
	Shares	Amount		Shares	Amount		Shares	Amount		Shares	Amount		Capital		Deficit		Equity
Balance, September 30, 2021	100,363		$100	5,567,319		$5,568	—		$—	7,048,387		$7,048		$88,650,286		$(150,374,649)	$(61,711,647)
Common shares issued for cash	—		—	—		—	—		—	7,704,082		7,704		10,886,955		—	10,894,659
Common shares issued for asset	—		—	—		—	—		—	109,412		109		140,891		—	141,000
Preferred shares issued for cash	—		—	—		—	2,263,970		2,264	—		—		19,997,736		—	20,000,000
Preferred shares issued to settle liability to issue	—		—	—		—	84,900		85	—		—		704,915		—	705,000
Warrant issuances	—		—	—		—	—		—	—		—		10,491,621		—	10,491,621
Preferred shares issued in exchange for conversion of debt	—		—	—		—	2,829,029		2,829	—		—		24,988,926		—	24,991,755
Stock-based compensation	—		—	—		—	—		—	443,124		443		4,424,825		—	4,425,268
Common shares issued to settle liability to issue	—		—	—		—	—		—	131,477		131		1,034,681		—	1,034,812
Prefunded warrant issuance	—		—	—		—	—		—	—		—		15,000,000		—	15,000,000
Issuance of common stock for conversion of preferred stock	(84,996)		(85)	—		—	—		—	8,499,680		8,500		(8,415)		—	—
Net loss	—		—	—		—	—		—	—		—		—		(36,463,938)	(36,463,938)
Balance, December 31, 2021	15,367		15	5,567,319		5,568	5,177,899		5,178	23,936,162		23,935		176,312,421		(186,838,587)	(10,491,470)
Shares issued for cash	—		—	—		—	4,974,266		4,974	57,998,313		57,998		73,536,483		—	73,599,455
Share-based compensation	—		—	—		—	—		—	5,868,482		5,868		21,536,148		—	21,542,016
Cashless Warrant exercise	—		—	—		—	—		—	196,005,353		196,005		(196,005)		—	—
Issuance of common stock for conversion of preferred stock	(13,433)		(13)	(2,783,660)		(4,633)	(1,848,842)		—	5,975,802		5,976		(1,330)		—	—
Dividends accumulated on preferred stock														(2,519,948)			(2,519,948)
Net Loss	—		—	—		—	—		—	—		—		—		(32,573,385)	(32,573,385)
Balance, March 31, 2022	1,934		$2	2,783,659		$935	8,303,323		$10,152	289,784,112		$289,782		$268,667,769		$(219,411,972)	$49,556,668

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(69,037,323)	$(14,294,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608,496	223,331
Employee stock compensation	3,292,987	932,872
Issuance of shares for services	24,042,060	1,291,129
Non-cash interest and other operating activities	1,713,103	—
Non-cash lease expense	284,879	272,067
Amortization of debt discount	19,400,483	1,405,450
Loss on asset disposal	1,298	—
(Gain) on extinguishment of debt	(74,509)	(890,581)
Loss on debt settlement	41,096	—

Changes in operating assets and liabilities:
Other current assets	3,330,474	123,691
Other assets	(858,692)	(158,601)
Accounts payable	(1,032,810)	664,093
Accrued expenses and other liabilities	(6,300,181)	5,070,319
Lease liabilities	(283,141)	(259,267)
Net cash (used) provided by operating activities	(24,871,780)	(5,619,717)

Cash Flows from Investing Activities
Purchase of equipment	(10,491,547)	(60,818)
Purchase of intangible assets	(246,132)	(41,250)
Net cash (used) in investing activities	(10,737,679)	(102,068)

Cash Flows from Financing Activities
Changes in net parent investment	(223,067)	2,636,711
Proceeds from issuance of notes payable	12,142,791	4,068,500
Proceeds from issuance of common stock	40,151,308	—
Proceeds from liability to issue preferred C shares	63,925,000	—
Payment of notes payable	(15,146,860)	(164,486)
Net cash provided by financing activities	100,849,172	6,540,725

Increase (decrease) in cash	65,239,713	818,940
Cash, beginning of period	42,174	33,368
Cash, ending of period	$65,281,887	$852,308

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$1,489,908	$7,783
Supplemental disclosure for non-cash activities:
Preferred shares issued in exchange for convertible debt	$24,991,755	$—

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the Commission for the year ended September 30, 2021. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mullen Investment Properties, LLC, which was established in August 2021 to hold our real estate. Intercompany accounts and transactions have been eliminated, if any. As of March 31, 2022, Mullen Investment Properties, LLC holds the Advanced Manufacturing and Engineering Center or “AMEC” in Tunica County, MS.

As MTI has not historically prepared financial statements for Mullen, and Mullen did not exist as a legal entity prior to November 5, 2021, these financial statements have been prepared from the financial records of MTI on a carve-out basis. The condensed consolidated balance sheets include all of the MAI Assets. The condensed consolidated Statements of operations for each of the three and six months ended March 31, 2022 and 2021, reflect all expenses and activities directly attributable to MAI, and an allocation of MTI’s general and administrative expenses incurred in each of those years, as these expenditures were shared by MAI. In some instances, certain expenses were not allocated as they would have related directly to MAI. All inter-entity balances and transactions have been eliminated.

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

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. Our principal source of liquidity consists of existing cash and restricted cash of approximately $65.3 million at March 31, 2022. During the six months ended March 31, 2022, the Company used $27.9 million of cash for operating activities and had net working capital of approximately $40.5 million at March 31, 2022.

During the three months ended March 31, 2022, the Company obtained additional financing in the amount of $5.0 million in notes payable; and $73.6 million in equity issuances. During the six months ended March 31, 2022, the Company obtained additional financing in the amount of $12.2 million in notes payable; $10 million in equity from Net Element merger; and $93.6 million in equity issuances.

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

Going Concern

As an early-stage development company, our ability to access capital is critical. Our management plans to raise additional capital through a combination of equity and debt financings, strategic alliances, and licensing arrangements. Company management has evaluated whether there are any conditions and events, considered in aggregate, which raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. Since inception, we have incurred significant accumulated losses of approximately $219.4 million, and management expects to continue to incur operating losses over the near future. Proceeds from the business combination with Net Element, the exercise of warrants, and a qualified public offering, should they materialize, are expected to provide Mullen with sufficient liquidity and capital resources to fund its operating expenses and capital requirements for at least the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Push-Down Accounting

The carve-out financial statements for the periods presented prior to March 5, 2021 reflect costs and expenses incurred by MTI on behalf of MAI, including interest costs. As a result, share-based compensation, and other equity transactions (such as issuances of warrants and stock conversion rights embedded in issuances of indebtedness) are reflected in these carve-out financial statements. Accordingly, the classification of debt and equity issuances by MTI have been pushed down and reflected with similar classification in these carve-out financial statements. In addition, certain right-of-use assets and related lease liabilities of MTI have been pushed down to MAI.

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

Cash and Cash Equivalents

Company management considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2022 or September 30, 2021.

Restricted Cash

Funds that are not available for immediate use and must use for a specific purpose. These funds are refundable deposits for individuals and businesses who have made $100 reservations for the Mullen FIVE SUV, which debuted at the Los Angeles Auto Show in November 2021. At March 31, 2022, the restricted cash balance was $131,793. Customer deposits are accounted for within other liabilities

Deferred Advertising

At March 31, 2022 and September 30, 2021, deferred advertising was $48,855 and $261,550, respectively. The cost were primarily upfront costs paid related to the Los Angeles auto show during November 2021.

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

There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. At March 31, 2022 and September 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because management does not believe the recoverability of the tax assets meets the “more likely than not” likelihood at March 31, 2022 and September 30, 2021.

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

Share-Based Compensation

We account for share-based awards issued by MAI in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all common shares of MAI issued to employees, non-employees and directors. The fair value of non-marketable share-based awards has been estimated based on an independent valuation. The MAI common and preferred share valuations have been appraised by an independent financial valuation advisor, based on assumptions management believes to be reasonable. Key assumptions and approaches to value used in estimating fair value, includes economic and industry data; business valuation; prior transactions; option value method and other cost, income and market value approaches. Share-based compensation is included within general and administrative expenses. Beginning on July 1, 2021, share based compensation awards have been valued based on valuation of the trading price of Net Element common stock, as adjusted for the share exchange ratio in the merger. See Note 9, MAI Share-Based Compensation, for the amount of share-based compensation expense that is included within General and Administrative expenses for the three and six months ended March 31, 2022 and 2021.

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

NOTE 4 – INTANGIBLE ASSETS

For the six months ended March 31, 2022 and 2021, we incurred website development and trademark costs of $246,132 and $41,250, respectively. These costs historically have been capitalized, as the website is in the development stage, resulting in improved functionality. Amortization of the website commenced when the website was placed in service for its intended use during the fourth quarter of 2021. Legal fees incurred for registration of trademarks account for all of the costs of trademark at March 31, 2022. Amortization of these costs will commence when the trademark application and registration process has been completed.

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

	March 31, 2022			September 30, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Finite-Lived Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
Website design and development	$2,660,391	$(665,097)	$1,995,294	$2,660,391	$(221,699)	$2,438,692
Intellectual property	71,182	(71,182)	—	71,182	(69,205)	1,977
Trademark	300,722	—	300,722	54,590	—	54,590
Total Finite-Lived Intangible Assets	$3,032,295	$(736,279)	$2,296,016	$2,786,163	$(290,904)	$2,495,259

Total future amortization expense for finite-lived intellectual property is as follows:

Years Ended March 31,	Future Amortization
2022 (six months)	$443,398
2023	886,797
2024	665,099
Thereafter	300,722
Total Future Amortization Expense	$2,296,016

For the three and six months ended March 31, 2022, amortization expense for the intangible assets was $221,699 and $445,376, and $5,932 and $11,864 for the three and six months ended March 31, 2021, respectively.

NOTE 5 – DEBT

Short-term debt comprises a significant component of the Company’s funding needs. Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year or more.

Short and Long-Term Debt

The following is a summary of our indebtedness at March 31, 2022:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$3,051,085	$3,051,085	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	19,331,912	14,331,912	5,000,000	8.99% - 28.00%	2021 – 2024
Real Estate Note	265,973	37,185	228,788	5.00%	2023
Loan Advances	557,800	557,800	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(1,118,902)	(1,118,902)	—	NA	NA
Total Debt	$22,087,868	$16,859,080	$5,228,788	NA	NA

The following is a summary of our indebtedness at September 30, 2021:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$5,838,591	$5,838,591	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	23,831,912	23,831,912	—	28.00%	2021 – 2022
Demand Note	500,000	500,000	—	27.00%	2020
Convertible Unsecured Notes	15,932,500	15,932,500	—	15.00%-20.00%	2021 - 2022
Real Estate Note	283,881	36,269	247,612	5.00%	2023
Loan Advances	1,122,253	1,122,253	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(8,060,555)	(8,060,555)	—	NA	NA
Total Debt	$39,448,582	$39,200,970	$247,612	NA	NA

Scheduled Debt Maturities

The following scheduled debt maturities at March 31, 2022:

	Years Ended March 31,
	2022 (6 months)	2023	2024	Total
Total Debt	$16,859,080	$228,788	$5,000,000	$22,087,868

Notes and Advances

We enter into promissory notes with third parties and company officers to support our operations. Promissory notes typically are for less than three years maturity and carry interest rates from 0% to 28.0%. Company management is working with the creditors to remediate the $3,051,085 in promissory notes and $557,800 in loan advances that are in default. Promissory notes and loan advances that are in default still accrue interest after their scheduled maturity date. There are no financial covenants associated with the promissory notes and loan advances, and there are no compliance waivers that have been received from creditors. We record imputed interest on promissory notes and advances which are deemed to be below the market interest rate. For the three and six months ended March 31, 2022, we recorded interest expense of $2,120,515 and $24,559,459, and $4,092,759 and $6,499,089 for the three and six months ended March 31, 2021, respectively.

In some instances, MTI issued shares of common stock or warrants along with the issuance of promissory notes, resulting in the recognition of a debt discount which is amortized to interest expense over the term of the promissory note. Debt discount amortization for the three and six months ended March 31, 2022 and 2021, was $188,307 and $19,400,483, and was $918,574 and $1,405,450 for the three and six months ended March 31, 2021, respectively.

During 2021, MTI issued shares of stock to certain creditors in satisfaction of debt payments or in settlement of indebtedness. These agreements essentially exchanged a predetermined amount of stock to settle debt. For the six months ended March 31, 2022 and 2021, the carrying amount of indebtedness that was settled via issuance of MTI shares was $23,192,500 and zero, respectively.

NuBridge Commercial Lending LLC Promissory Note

On March 7, 2022, the Company’s wholly owned subsidiary, Mullen Investment Properties, LLC entered into a Promissory Note (the “Promissory Note”) with NuBridge Commercial Lending LLC for a principal amount of $5 million. The Promissory Note bears interest at a fixed rate of 8.99% per annum and the principal amount is due March 1, 2024. Collateral for the loan included the title to the Company’s property at 1 Greentech Drive, Tunica, MS Under the Promissory Note, prepaid interest and issuance costs were withheld from the principal and recorded as a discount on the note of $1.2 million, which will be amortized over the term of the note. As of March 31, 2022, the remaining unamortized discount was 1,118,902.

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

The amounts owed to Drawbridge-DBI is $27,185,390 and $33,296,648 as of March 31, 2022 and September 30, 2021, respectively, and are in default. The amounts owed to other DBI-affiliated entities is zero and $982,500, as of March 31, 2022 and September 30, 2021, respectively. The 2020 Drawbridge loan is currently recognized within the current portion of debt on the consolidated balance sheet.

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

Release of Liability, Debt Paydowns and Payoffs

On March 7, 2022, the Company repaid the $100,000 loan from Chris Langley, which matured on April 27, 2016

On March 11, 2022, the Company repaid the $250,000 loan from Wittels Consulting LLC, which matured on January 19, 2021.

On February 28, 2022, the Company repaid the $200,000 loan from Lee Tran, which matured on January 28, 2022

On March 3, 2022, the Company repaid the $1,000,000 loan from Mark Betor, and $150,000 interest, with a maturity date of April 10, 2022.

On December 27, 2021, the Par Funding/CBSG debt of $74,509 has been deemed satisfied by the authorized agent for the trustee of the creditor. As result of the trustee’s actions, the Company recorded an extinguishment of $74,509.

On November 29, 2021, the Company repaid $140,000, and on March 11, 2022 repaid $110,000, on the loan from the NY Group, which had matured on January 24, 2021.

On November 29, 2021, the Company repaid the $25,000 loan from MABM Holdings loan, which matured on January 13, 2021.

On November 19, 2021, the Company repaid $250,000, and on February 1, 2022 repaid $207,500, on the loan from the Royal Business Group LLC, which had matured on July 17, 2020.

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

Convertible Notes

Between August 2020 and November 2021, MTI issued unsecured convertible notes totaling $23,192,500. The unsecured convertible notes bore interest at 15% and included warrants to acquire shares of common stock based on a specified formula. Interest was accrued in arrears until the last business day of each calendar year quarter. The default rate on the note would increase to 20% if quarterly interest payments are not timely made by MTI.

Because the market price for MTI common stock on the date of the notes exceeded the notes’ conversion price of $0.6877 per share, a beneficial conversion feature in the amount of $10,613,630 was recorded as a discount on the notes. The discount is being amortized as additional interest over the life of the notes. At March 31, 2021, the discount was fully amortized.

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

NOTE 7 – STOCKHOLDERS’ EQUITY

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

Dividends

The holders of Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Preferred Stock Series A and Series B shall participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during the three and six months ended March 31, 2022 and 2021.

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

Year 3: Redemption at 115% of the Series C Redemption Price

Year 4: Redemption at 110% of the Series C Redemption Price

Year 5: Redemption at 105% of the Series C Redemption Price

Year 6 and thereafter: Redemption at 100% of the Series C Redemption Price

Liquidation

Based on a reverse ratio of one share of the Company for 12.9485 shares of Mullen Technologies (the “Reverse Ratio”):, (i) the liquidation preference for the Series A Preferred to $1.29 per share from $0.10 per share as set forth in Section 2(c) of Article III(B) of the Certificate, and (ii) the “Series B Original Issue Price” of the Series B Preferred and the “Series C Original Issue Price” of the Series C Preferred to $8.84 per share from $0.6877 per share as set forth in Section 2(a) and Section 2(b), respectively, of Article III(B) of the Certificate.

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

Common Stock

We have 500,000,000 shares of common stock authorized with $0.001 par value per share. There were 289,784,112 and 7,048,387 shares of common stock issued and outstanding at March 31, 2022 and September 30, 2021.

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

Warrants

The Warrants were issued at an initial exercise price of $0.6877 per share, were immediately exercisable upon issuance and have a term of five years from the date of issuance. The exercise price was adjusted as provided in the warrants and further in accordance with the Merger Agreement such that the exercise price is now $8.84 per share. The Warrants were exercisable for an aggregate of 196,005,353 shares of Common Stock as of March 31, 2022.

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

The following table summarizes warrant activity for the six months ended March 31, 2022:

		Weighted Average
	MAI shares	Exercise Price
Warrants outstanding at September 30, 2021	4,924,447	$8.84
Warrants exercised	(14,119,525)	$8.84
Warrants granted	25,073,927	$8.84
Warrants expired	—	$—
Warrants outstanding at March 31, 2022	15,878,849	$8.84

2020-2021 Warrants

The warrants are exercisable for a five-year period commencing upon issuance. The estimated fair value of the MAI warrants was valued using the Black-Scholes option valuation model. The assumptions used that represent management’s best estimates of the fair value of the Company’s warrants issued and outstanding were as follows:

March 31, 2022
Expected term (in years)	5.0
Volatility	135%
Dividend yield	0.00%
Risk-free interest rate	0.98% - 1.17%
Common stock price	$4.16

The allocation of the fair value of these warrants was included as a debt discount on the consolidated balance sheet and amortized to interest expense over the scheduled maturity dates of the various promissory notes. All unamortized debt discount was charged to interest at the time of merger on November 5, 2021.

Registration Rights and Registration Statement Form S-3

At the effective time of the Merger, various agreements that Mullen Technologies entered into were assumed by the Company, including the Exchange Agreement, the $20 Million SPA and the Registration Rights Agreement. These agreements caused the Company to be obligated to file one or more registration statements to register the resale of our Common Stock.

On April 15, 2022, the SEC deemed the Registration Statement Form S-3 (File No. 333-263880) effective.  The Company registered the resale of Conversion Shares and the Warrant Shares as required by that certain Registration Rights Agreement, entered into among Mullen Technologies, Inc (“Mullen Technologies”) and certain of the Selling Stockholders (the “Registration Rights Agreement”) and that certain Exchange Agreement, entered into among Mullen Technologies and certain of the Selling Stockholders (the “Exchange Agreement”).  The Offered Shares consisted solely of 51,622,489 shares of our Common Stock, 4,969,357 shares of our Common Stock (the “Conversion Shares”) issuable upon conversion of our preferred stock, and up to 196,517,186 shares of our Common Stock (the “Warrant Shares”) issuable upon exercise of outstanding warrants to purchase shares of our Common Stock (the “Warrants”).

Equity Transactions

$30 Million Esousa Equity Line of Credit

On September 1, 2021, Mullen Technologies and Esousa Holdings LLC (“Esousa”) entered into a Securities Purchase Agreement (the “Equity Line of Credit”) whereby the Esousa Holdings, LLC committed to purchase up to an aggregate of up to $30,000,000. At the effective time of the Merger, the obligations under the Equity Line of Credit were assumed by the Company.

As a condition to the obligation of the investor to fund the Equity Line of Credit, the Company must file an SEC registration statement covering the sale of the Common Stock issued under the Equity Line of Credit and such registration statement must be declared effective. The SEC Registration Statement was filed on February 1, 2022 and was declared effective on February 3, 2022.

As of March 31, 2022 MAI has received net proceeds of $29.6 million from the equity line of credit and Esousa has received 54,811,504 common shares.

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

For the three and six months ended March 31, 2022 and 2021, the shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.” The warrants to purchases common shares of stock also were excluded from the computation because the result would have been antidilutive.

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

	For the three months ended March 31,		For the six months ended March 31,
Composition of Stock-Based Compensation Expense	2022	2021	2022	2021
Employee MAI share issuance	$1,688,694	$366,693	$3,292,987	$932,872
MAI shares for services	21,546,573	1,264,967	24,042,060	1,291,129
MAI Share-Based compensation expense	$23,235,267	$1,631,660	$27,335,047	$2,224,001

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2022	September 30, 2021
Accrued Expenses and Other Liabilities
Accrued expense - other	$3,281,186	$2,051,696
Accrued payroll	4,004,893	4,586,057
Accrued interest	14,310,221	12,489,012
Total	$21,596,300	$19,126,765

Accrued payroll represents salaries and benefits that are owed to employees, including payroll tax liabilities. Delinquent IRS and state tax liabilities as of March 31, 2022 and September 30, 2021 are $2,865,292 and $3,904,720, respectively. These tax liabilities have priority liens over MTI assets due to nonpayment of tax debt. The lien protects the government’s interest in all MTI property, including real estate, personal property and financial assets. See Note 17, Contingencies and Claims.

Accrued interest relates to finance charges on debt financing and represents interest on loans, and convertible notes payable throughout 2021. See Note 5, Debt.

NOTE 11 – NOTE RECEIVABLE

On October 8, 2021, MAI (through MTI) and CEOcast, Inc. entered into an agreement, whereby CEOcast, Inc. irrevocably committed to purchase, and MAI irrevocably committed to sell $15 million in warrants to acquire shares of common stock. The aggregate purchase price will be paid to MTI at closing by means of a full recourse promissory note. MAI will issue pre-funded warrants that are registered in the name of CEOcast, Inc. The investor is committed to pay to MAI (through MTI) in the principal amount of $15 million. The note receivable bears no interest.

NOTE 12 – LIABILITY TO ISSUE STOCK

Liability represents stock payable that is accrued for and issuable at a future date for certain consultants and employees and was zero and $7,027,500 as of March 31, 2022 and September 30, 2021, respectively.

NOTE 13 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	March 31,	September 30,
	2022	2021
Building	$8,078,757	$804,654
Furniture and Equipment	485,534	111,102
Vehicles	45,887	45,887
Computer Hardware and Software	201,834	139,742
Machinery and Equipment	6,946,018	2,597,654
Leasehold Improvements	40,368	66,379
Subtotal	15,798,398	3,765,418
Less: Accumulated Depreciation	(2,744,463)	(2,583,941)
Property, Equipment and Leasehold Improvements, Net	$13,053,935	$1,181,477

Depreciation expense related to property, equipment and leasehold improvements for the three-and-six months ended March 31, 2022 was $81,160 and $165,182, and was $108,972 and $211,467 for the three and six months ended March 31, 2021, respectively.

On November 12, 2021, Mullen Investment Properties, LLC, MAI real estate wholly owned subsidiary, completed the $12,000,000 purchase of the Tunica County, MS property ("Advanced Manufacturing and Engineering Center" or "AMEC"). The property is approximately 127,400 square feet EV manufacturing facility and a small shed for storage. The property is located at 1 Greentech Drive, in the City of Robinsonville, MS. AMEC will be used to class 1 and class 2 EV cargo vans and the Mullen FIVE Crossover. The facility currently occupies 124,000 square feet of manufacturing space. The total available land on the property is over 100 acres. On the expanded site, Mullen plans to build a body shop, fully automated paint shop and a general assembly shop.

NOTE 14 – OTHER ASSETS

Other assets consist of the following:

	March 31, 2022	September 30, 2021
Other Assets
Coda Materials	$76,588	$76,587
Show Room Cars	3,716,106	2,739,995
Security Deposits	186,640	186,640
Deposit on Property (See Note 16)	—	1,240,000
Total Other Assets	$3,979,334	$4,243,222

NOTE 15 – OPERATING EXPENSES

General and Administrative Expenses consists of the following:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Professional fees	$21,725,222	$2,457,846	$26,864,554	$3,399,575
Salaries	4,217,073	1,082,480	7,378,993	2,234,148
Depreciation and amortization	302,859	114,903	610,558	223,331
Lease	559,583	379,234	1,019,118	735,404
Settlements and penalties	589,846	24,910	884,832	79,498
Employee benefits	545,108	88,516	913,160	171,546
Utilities and office expense	111,419	72,351	225,913	140,234
Advertising and promotions	472,803	223,675	2,925,593	253,216
Taxes and licenses	210,697	4,811	279,488	11,505
Repairs and maintenance	60,482	56,529	79,702	100,335
Other	474,341	171,485	988,605	280,626
Total	$29,269,433	$4,676,740	$42,170,516	$7,629,418

Research and development consist of the following:

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Research & Development
Professional fees	$1,183,437	$538,271	$2,340,761	$1,056,294
Total	$1,183,437	$538,271	$2,340,761	$1,056,294

Research and development costs are expensed as incurred. Research and development expenses primarily consist of Mullen Five EV development and are primarily comprised of personnel-related costs for employees and consultants.

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

The table below presents information regarding our lease assets and liabilities.

	March 31, 2022	September 30, 2021
Assets:
Operating lease right-of-use assets	$2,066,049	$2,350,929
Liabilities:
Operating lease liabilities, current	(651,494)	(599,898)
Operating lease liabilities, non-current	(1,523,158)	(1,857,894)
Total lease liabilities	$(2,174,652)	$(2,457,792)
Weighted average remaining lease terms:
Operating leases	2.94 years	3.34 years
Weighted average discount rate:
Operating leases	28%	28%

Operating lease costs:	For the three months ended March 31,		For the six months ended March 31,
	2022	2021	2022	2021
Fixed lease cost	$452,789	$140,171	$739,271	$485,241
Variable lease cost	130,752	232,283	260,357	236,599
Short-term lease cost	29,185	27,795	125,777	55,591
Sublease income	(53,144)	(21,013)	(106,287)	(42,026)
Total operating lease costs	$559,582	$379,236	$1,019,118	$735,405

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

The following table reflects maturities of operating lease liabilities at March 31, 2022:

Years ending
March 31,
2022 (6 months)	$602,568
2023	1,157,693
2024	824,287
2025	436,156
2026	222,787
Thereafter	—
Total lease payments	$3,243,491
Less: Imputed interest	(1,068,839)
Present value of lease liabilities	$2,174,652

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

On January 25, 2022, MAI Board of Directors terminated the consulting arrangement and approved the issuance of stock consideration under the S-3 Registration Statement, dated February 3, 2022 and deemed effective on February 4, 2022.  The Board approved the issuance of 1,000,000 shares for the termination of Preston Smart obligations and consulting arrangements.  The shares were issued in February 2022.

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

Federal and State Tax Liabilities

We have recorded a $2.8 million liability at March 31, 2022 associated with past due amounts owed to the Internal Revenue Service (“IRS”) and the Employment Development Department of California (“EDD”) for failing to remit payroll taxes associated with MTI and the Company’s employees. The IRS has filed a lien on substantially all of our assets. On April 14, 2022, the Company entered into an instalment with the IRS to pay $45,000 per month related to unpaid federal payroll liabilities plus accrued interest and penalties.

On April 28, 2021, MTI entered into an installment agreement with the EDD to pay $10,000 per month related to unpaid state payroll tax liabilities of $346,575 plus accrued interest. Monthly payments of $10,000 are being made and will continue until paid in full.

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

Linghang Guochang Holding Group Co. (a/k/a “Linghang Boao Group, LTD”)

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

The contractual target dates and milestones have been severely disrupted due to the occurrence COVID-19. As a result, our management believes the COVID-19 pandemic represents a Force Majeure event (that is, the pandemic has impacted our and Linghang Boao Group LTD’s ability to meet their respective contractual obligations due to restriction in movement, stoppage of production, increase in costs due to scarcity of raw materials components, labor shortages, shortage of funds, disruption in the supply chains, U.S. governmental closures of ports/borders and travel restrictions). Based on the foregoing, we believe there is no breach of contract due to our failure of performance. We sustained a loss of $390,000 at September 30, 2020 due to contract nonperformance and force majeure. There are no accrued liabilities recorded for any remaining milestone payments at March 31, 2022.

Our management notified Linghang Boao Group of the decision to invoke the force majeure provision of the Strategic Cooperation Agreement due to the inability of the parties to perform caused by the global Pandemic (Refer to Note 19, Subsequent Events, for updated details).

ASC GEM Equity Line Financing

This claim arises out an alleged breached Securities Purchase Agreement dated November 13, 2020. On November 9, 2021, the parties appointed an arbitrator. On January 7, 2022, GEM filed a letter brief with the arbitrator requesting leave to file a dispositive motion addressing a threshold legal issue regarding a defined term within a contract executed by the parties. Mullen filed a response to the letter brief on January 12, 2022.

On January 21, 2022, the arbitrator issued a procedural order granting GEM’s request to file a dispositive motion. GEM filed its dispositive motion is on February 14, 2022. Mullen’s filed its opposition to the dispositive motion on March 3,

2022. On April 4, 2022, the court denied GEM’s dispositive motion. The parties exchanged discovery requests on May 10, 2022. Responses are due served on or before June 8, 2022.

Odyssey Group Settlement

On August 13, 2021, MTI and Odyssey Group reached a settlement concerning disputes and differences that arose from collections on invoices and liens pending pursuant to Odyssey’s Client Account and the Odyssey Group Consulting Agreement. Odyssey alleged that the MTI owed $503,637 at March 31, 2021. The parties agreed that Odyssey would receive $50,000 and 500,000 shares of MTI common stock (pre-merger). Additionally, Odyssey will receive an equivalent of $10,000 in cash or common stock from MAI. The obligation to pay Odyssey may be terminated by either party upon 30-days’ notice by either party. A release of liability for the amounts owed on the Consulting arrangement was signed and executed on the settlement date. The Company has issued Odyssey the 500,000 common shares worth $1.25 million and paid $50,000 in cash and common stock. The $10,000 in cash or common stock provision has not been terminated by either party. Odyssey/Adam Grill’s contract was terminated on March 31st and the last effective date of the Consulting Contract was April 30th, 2022.

Net Element Shareholder Litigation

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

NOTE 18 – RELATED PARTY TRANSACTIONS

At March 31, 2022 and September 30, 2021, respectively, the Drawbridge Investments, LLC relationship comprised various loans and advances, common shares, and preferred shares. The Drawbridge loans are currently in default. The Common and Preferred Shares presented are shares in MAI, since issued MTI shares were exchanged due to the merger.

Drawbridge Related Transactions
(Cumulative)	March 31, 2022			September 30, 2021
Description	Loan Principal	# of Shares	FV of Shares	Loan Principal	# of Shares	FV of Shares
Various Notes	$13,831,554	—	$—	$23,831,554	—	$—
Common Shares	—	11,147,443	91,604,926	—	8,130,384	66,994,364
Preferred Shares - Series A	—	—	—	—	2,335	3,012
Preferred Shares - Series B	—	2,783,660	49,215,100	—	5,567,319	49,215,100
Total Related Party Transactions	$13,831,554	13,931,103	$116,212,476	$23,831,554	13,700,038	$116,212,476

*    Shares are MAI common and preferred shares.

The default interest rate on the Drawbridge loans is 28% per annum, and accrued interest is $13,353,836 at March 31, 2022.

Chief Executive Officer Loans to MAI

From time to time, the Company’s CEO provides loans to the Company. The outstanding balances for these loans were zero and $479,914 at March 31, 2022 and September 30, 2021. During the three and six months ended March 31, 2022, the Company repaid the outstanding loan balances in full.

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Technologies and its subsidiaries. Mr. Miltner also is an elected Director for MAI, beginning his term in August 2021. For the three and six months ended March 31, 2022, Mr. Miltner received $393,997 and $625,480, respectively, for legal services rendered to us. Mr. Miltner has been providing legal services to the Company since 2020.

Mary Winters

On October 26, 2021, MAI entered into a 1-year consulting agreement with Mary Winters, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities for the period from October 1, 2021 to September 30, 2022, in the amount of $60,000 annually or $5,000 per month. As of March 31, 2022, Ms. Winter has received $15,000 in consulting payments.

Short-Term Financing

On January 14, 2022, MAI executed a Letter of Intent (“LOI”) with Mark Betor, MAI Director, for a 90-day $1,000,000 loan. The loan was be evidenced by a Promissory Note with a maturity date for full repayment of loan no later than April 11, 2022. Total agreed repayment amount was $1,150,000, which included an interest charge of $150,000. Collateral included a first lien position 1 Greentech Drive, Tunica, MS. MAI Board of Directors approved transaction on January 18, 2022. Mr. Betor abstained from voting. As of March 31, 2022 this loan was repaid in full.

NOTE 19 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through May 16, 2022, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the carve-out financial statements:

ATVM Loan Application of Mullen ONE EV Cargo Van Program

The ATVM Loan Program was authorized by the Energy Independence and Security Act of 2007 to support the manufacturing of eligible light-duty vehicles and qualifying components in the United States. On April 29, 2022, MAI filed its ATVM loan application for the Mullen ONE EV Cargo Van Program. Funds will be used to accelerate high volume EV Cargo Van production at Mullen’s manufacturing (AMEC) facility outside Tunica, Mississippi. The Department of Energy invited the Company to formally submit its loan application. The Mullen ONE EV is a Class 1 light commercial cargo van rated under 6,000 pounds GVRW and will be one of the first electric commercial vehicle offerings in this category.

Mullen ONE Van Test Program

The Mullen ONE Project represents Mullen Automotive’s (“Mullen Automotive”, the “Company” or the “Applicant”) entry into the Battery Electric Vehicle (BEV), Commercial Transit Market by leveraging existing technology with accredited partners to ensure speed to market, low-risk product development, and proven manufacturing capabilities. Mullen Automotive, together with its project partners, will execute engineering development for Mullen ONE and establish a scalable manufacturing facility in the United States to assemble up to 5,000 vehicles per year (the “Project”). As a result of the Project, Mullen Automotive anticipates that it will create 101 direct manufacturing jobs in the U. S. -

which would enhance the local economy of the manufacturing site and offer a new generation of electric vehicles to further foster and promote the use of electric vehicles.

Gardner Consulting Contract

As of April 27, 2022, the MAI Compensation Committee entered into a consulting agreement with Kathryn Gardner, a Series A Preferred shareholder, regarding investor relations services to the Company. The services required are as follows:

●	Monitor, aggregate, and record the general sentiment on popular message boards;
●	Identify other mediums in which the retail investment community consumes content related to equity trading.
●	Package and format the general sentiment of the retail community and various other mediums into an executive summary.

The terms of the agreement will remain in effect for 60 days. The stock-based compensation is 600,000 unrestricted common shares registered on Form S-8.

Shareholder Lawsuit

On May 5, 2022 a purported class action lawsuit was filed by Margaret Schaub, individually and on behalf of all others similarly situation, in the U.S. District Court of Central California.   As of the date of this filing, we have not been served with any such complaint.   It is our understanding that the lawsuit alleges that during the period between June 15, 2020 and April 6, 2022 the Company made materially false and misleading statements regarding the Company's business, operations, and compliance policies in violation of federal securities laws.  If we are served with any such complaint, we will assess it at that time. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Performance Stock Award Agreement

On May 5, 2022, the MAI Compensation Committee and Board of Directors has granted to David Michery (the “Participant”) a Performance Stock Award for shares of Common Stock on the terms and subject to the conditions of this Performance Stock Award Agreement (the “Agreement”). The performance criteria is based on a series and/or categories of milestones (each, a “Milestone”) and within each Milestone are, multiple performance tranches (each a “Tranche”), with each Tranche representing a portion of shares of Common Stock that may be issued to Participant upon achievement of a Tranche.

Upon the achievement of each Tranche of one of the Milestones and subject to Participant continuing as the Chief Executive Officer as of the date of satisfaction of such Tranche and through the date the Administrator determines, approves and certifies that the requisite conditions for the applicable Tranche have been satisfied (a “Certification”), the Company shall issue shares of Common Stock as specified in the Tranche. The Performance Stock Award Agreement does not become effective until approval by MAI shareholders at the 2022 Annual General Meeting later this year.

Mullen FIVE RS Vehicle Development

In May 2022, MAI signed a proposal with Thurner Design of the vehicle development of the Mullen FIVE RS, a high-performance EV sport crossover vehicle featuring close to 1,100 HP, 0-60 mph in just 1.95 seconds, and close to 200 mph top speed. The proposal includes two phases: 1) design, surfacing and design support and 2) visualization and high imaging. Payments will be made based upon project milestones. The Thurner Design team is responsible for shaping and directing designs and brands like Rolls-Royce Motorcars, Bentley Motors, Bugatti, Porsche, Lamborghini, Aston Martin and Mullen Automotive.

Linghang Guochang Holding Group Co. (a/k/a “Linghang Boao Group LTD”)

On May 12, 2022, the Company received official notification that the 2019 contractual arrangement will officially resume under the original contractual terms. They acknowledge that the COVID-19 pandemic had delayed the original plan, and Linghang Boao Group LTD looks forward to resuming the battery partnership with Mullen Automotive.

Farley vs. Net Element, Inc., et al.

On May 10, 2022, in connection with the previous voluntary dismissal of a shareholder lawsuit filed before the reverse merger against Net Element and its then CEO and directors, MAI agreed to pay to the plaintiff a mootness fee of $38,500 filed . A formal release covering all named defendants will be executed between plaintiff and the defendant’s successor, Mullen Automotive Inc.

Warrant Exercises and Preferred C Share Conversions to Common Stock

Below are the warrant exercise activity since March 31, 2022.

	Exercised	Common Share
Date of Exercise	Warrants (#)	Issuance
Various (Apr-May)	3,961,160	40,020,024
Various (Apr-May)	750,000	10,050,000
Various (Apr-May)	750,000	10,050,000
Various (Apr-May)	37,356	234,038
Various (Apr-May)	136,914	1,848,509
Various (Apr-May)	141,333	1,908,166
Various (Apr-May)	167,568	2,262,379
Various (Apr-May)	124,801	1,048,945
Various (Apr-May)	33,959	258,422
Various (Apr-May)	16,979	142,708
Various (Apr-May)	71,315	599,396
Various (Apr-May)	124,801	1,048,945
Various (Apr-May)	25,469	214,065
Various (Apr-May)	28,016	235,473
Various (Apr-May)	25,469	214,065
Total	6,395,140	70,135,135

Below are the Preferred C Share conversion activity since March 31, 2022.

	Exercised Preferred	Common Share
Date of Exercise	C Shares (#)	Issuance
4/26/2022	498,073	498,073
4/26/2022	996,164	996,164
5/6/2022	12,452	12,452
4/19/2022	105,190	105,190
4/20/2022	115,184	115,184
4/20/2022	148,964	148,964
5/7/2022	41,600	41,600
5/7/2022	33,959	33,959
5/7/2022	5,660	5,660
5/7/2022	23,771	23,771
5/7/2022	41,600	41,600
5/7/2022	8,489	8,489
5/7/2022	9,338	9,338
5/7/2022	8,489	8,489
Total	2,048,933	2,048,933

CEOcast, Inc. Drawdowns and Stock Issuance

In late April and early May 2022, MAI received $15M in three, $5M cash increments from CEOcast, Inc. In return, CEOcast, inc. received warrants to acquire shares of common stock. As of this writing, CEOcast, Inc. has exercised its warrants for 12,703,540 MAI common shares. The transaction is reflected within the balance sheet as a $15M note receivable as of March 31, 2022.

As of this writing, below are the common share issuances to CEOcast, Inc.(balance is subject to change).

	Drawdown	Common Share
Date of Exercise	Amount	Issuance
4/18/2022	$5,000,000	2,893,518
4/20/2022	$5,000,000	5,075,174
5/2/2022	$5,000,000	4,734,848
		1,640,010
Total	$15,000,000	14,343,550

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

In connection with the Merger Agreement (as defined below), and as disclosed in our Current Report on Form 8-K filed with the SEC on November 12, 2021, our fiscal year end has changed from March 31 to September 30, effective for our fiscal year ended September 30, 2021. As a result, and unless otherwise indicated, references to our fiscal year 2021 and prior years mean the fiscal year ended on September 30 of such year.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021	$ Change	% Change

	(dollar amounts, except percentages)
Operating costs and expenses:
General and administrative	$29,269,433	$4,676,740	$24,592,693	526%
Research & development	1,183,437	538,271	645,166	120%
Total operating costs and expenses	30,452,870	5,215,011	25,237,859	484%
Loss from operations	$(30,452,870)	(5,215,011)	(25,237,859)	484%

Other income (expense):
Interest expense	(2,120,515)	(4,092,759)	1,972,244	(48)%
Loss on debt settlement	—	—	—	0%
Gain on extinguishment of indebtedness, net	—	10,000	(10,000)	(100)%
Total other income (expense)	(2,120,515)	(4,082,759)	1,962,244	(48)%
Net loss	$(32,573,385)	$(9,297,770)	$(23,275,615)	250%

General and Administrative

General and administrative expenses increased by $24.6 million or 526% to $29.3 million in the three months ended March 31, 2022 from $4.7 million in the three months ended March 31, 2021, primarily due to increases in professional services, marketing, and compensation related expenses associated with the growth of personnel and resources.

Research and Development

Research and development expenses increased by $0.6 million or 120% to $1.2 million in the three months ended March 31, 2022 from $0.5 million in the three months ended March 31, 2021. During the quarter ended March 31, 2022, the Engineering Team has been working on battery development and initial stages of program car development.

Research and development costs are expensed as incurred. Research and development expenses primarily consist of the Mullen FIVE EV car development and are primarily comprised of personnel-related costs for employees and consultants. These costs are expected to rise in the future with continuing development of the Mullen FIVE car program.

Interest Expense

Interest expense decreased by $1.97 million or -48% to $2.1 million in the three months ended March 31, 2022 from $4.1 million in the three months ended March 31, 2021, primarily due to the decrease in the convertible debt portfolio, as well as the paydown of debt principal during the current fiscal year.

Net Loss

Net loss was $32.6 million for the three months ended March 31, 2022, an increase of $23.3 million or 250% from $9.3 million in the three months ended March 31, 2021, mainly for the reasons discussed above.

Comparison of the Six Months Ended March 31, 2022 to the Six Months Ended March 31, 2021

The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended
	March 31,
	2022	2021	$ Change	% Change

	(dollar amounts, except percentages)
Operating costs and expenses:
General and administrative	$42,170,516	$7,629,418	$34,541,098	453%
Research & development	2,340,761	1,056,294	1,284,467	122%
Total operating costs and expenses	44,511,277	8,685,712	35,825,565	412%
Loss from operations	(44,511,277)	(8,685,712)	(35,825,565)	412%

Other income (expense):
Interest expense	(24,559,459)	(6,499,089)	(18,060,370)	278%
Gain on extinguishment of debt	(41,096)	-	(41,096)	(100)%
Other income (expense), net	74,509	890,581	(816,072)	(92)%
Total other income (expense)	(24,526,046)	(5,608,508)	(18,917,538)	337%
Net loss	$(69,037,323)	$(14,294,220)	$(54,743,103)	383%

General and Administrative

General and administrative expenses increased by $34.5 million or 453% from $7.6 million in the six months ended March 31, 2021 to $42.2 million in the six months ended March 31, 2022, primarily due to increases in professional services, marketing, and compensation related expenses associated with the growth of personnel and resources.

Research and Development

Research and development expenses increased by $1.3 million or 122% from $1.1 million through the six months ended March 31, 2021 to $2.3 million through the six months ended March 31, 2022. During the six month period ended March 31, 2022, the development of the Mullen FIVE show cars was completed in November 2021, and the Engineering Team has been working on battery development and initial stages of program car development.

Research and development costs are expensed as incurred. Research and development expenses primarily consist of the Mullen FIVE EV show car development and are primarily comprised of personnel-related costs for employees and consultants. These costs are expected to rise in the future with continuing development of the Mullen FIVE car program.

Interest Expense

Interest expense increased by $18.1 million or 278% from $6.5 million through the six months ended March 31, 2021 to $24.6 million through the six months ended March 31, 2022, primarily due to the significant increase in the convertible debt portfolio, coupled with the conversion of these financial instruments to equity due to merger with Net Element. The conversion to preferred C stock increased the amortization expense.

Gain on extinguishment of debt

During November 2020, the U.S. Small Business Administration (“SBA”) approved the CARES Act loan forgiveness amount of $875,426 in principal and accrued interest on November 20, 2020.

Net Loss

Net loss was $69.0 million for the six months ended March 31, 2022, an increase of $54.7 million or 383% from $14.3 million in the six months ended March 31, 2021, mainly for the reasons discussed above.

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

As of March 31, 2022, our cash and cash equivalents amounted to $65.2 million primarily due to $43.9 million from the issuance of 4,974,214 Series C Preferred Stock and 14,922,667 in associated warrants to the selling stockholders that were listed within the S-3 Registration Statement, deemed effective on April 15, 2022.  Additionally, the Company received $29.6 million in net proceeds under the $30 million Esousa Equity Line, dated September 1, 2021.

Total debt of $22.1 million continues its downward trend. Debt has decreased significantly from September 30, 2021 due to principal paydowns, debt payoffs, and conversion of convertible debt to equity. Tax liabilities slightly decreased to $2.8 million from $4.2 million, which is comprised of IRS and other tax jurisdictions related to payroll taxes and sales and use taxes. On April 14, 2022, the Company signed an IRS installment agreement to pay the remaining balance for federal payroll related liabilities via monthly payments of $45,000.

We expect our capital expenditures and working capital requirements to increase substantially in the near term, as we seek to produce our initial EVs, develop our customer support and marketing infrastructure and expand our research and development efforts. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments. To the extent that our current resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. If the financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in product development or scale back our operations, which could have an adverse impact on our business and financial prospects. See Note 1 to the consolidated financial statements included elsewhere in this Quarterly Report.

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

The following is a summary of our debt as of March 31, 2022:

	Net Carrying Value
	Unpaid Principal				Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$3,051,085	$3,051,085	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	19,331,912	14,331,912	5,000,000	8.99% - 28.00%	2021 – 2024
Real Estate Note	265,973	37,185	228,788	5.00%	2023
Loan Advances	557,800	557,800	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(1,118,902)	(1,118,902)	—	NA	NA
Total Debt	$22,087,868	$16,859,080	$5,228,788	NA	NA

The following is a summary of our debt as of September 30, 2021:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$5,838,591	$5,838,591	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	23,831,912	23,831,912	—	28.00%	2021 – 2022
Demand Note	500,000	500,000	—	27.00%	2020
Convertible Unsecured Notes	15,932,500	15,932,500	—	15.00%-20.00%	2021 - 2022
Real Estate Note	283,881	36,269	247,612	5.00%	2023
Loan Advances	1,122,253	1,122,253	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(8,060,555)	(8,060,555)	—	NA	NA
Total Debt	$39,448,582	$39,200,970	$247,612	NA	NA

Cash Flows

The following table provides a summary of Mullen’s cash flow data for the six months ended March 31, 2022 and 2021:

	Six Months Ended March 31,
	2022	2021

Net cash used in operating activities	$24,871,780	$5,619,717
Net cash used in investing activities	10,737,679	102,068
Net cash provided by financing activities	100,849,172	6,540,725

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

Net cash used in operating activities was $24.9 million in the six months ended March 31, 2022, an increase from $5.6 million net cash used in activities in the six months ended March 31, 2021.

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

Net cash used in investing activities was $10.7 million in the six months ended March 31, 2022, an increase from $0.1 million used in investing activities in the six months ended March 31, 2021.

Cash Flows provided by Financing Activities

Through March 31, 2022, we have financed our operations primarily through the issuance of convertible notes equity securities, and warrants registered under the S-3 Registration Statements deemed effective February 3, 2022 and April 15, 2021, respectively.

Net cash provided by financing activities was $100.9 million for the six months ended March 31, 2022 primarily due to issuance of equity, as compared to $6.5 million net cash provided by financing activities for the six months ended March 31, 2021, which included (i) $12.1 million net proceeds from issuance of notes payable, which was partially offset by $15.1 million of payments of notes payable; (ii) $40.1 million in net proceeds from issuance of Common Stock; and (iii) $63.9 million in proceeds to issue preferred C shares.

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of March 31, 2022, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended March 31,	Payments
2022 (6 months)	$602,568
2023	1,157,693
2024	824,287
2025	436,156
2026	222,787
2027 and Thereafter	—
Total Future Minimum Lease Payments	$3,243,491

We currently lease our headquarters space in the Los Angeles area under a single lease classified as an operating lease expiring in March 2026. We have not executed any binding agreement for leases beyond 2026.

Scheduled Debt Maturities

The following are scheduled debt maturities:

	Years Ended March 31,
	2022 (6 months)	2023	2024	2025	2026	2027	Thereafter	Total
Total Debt	$16,859,080	$228,788	$5,000,000	$—	$—	$—	$—	$22,087,868

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

As required by the SEC Rules 13a-15(b) and 15d-15(b), we are obligated to conduct an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and six months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as set forth below, there have been no material developments during the fiscal quarter covered by this Report for our legal proceedings that were disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.

We are aware that on May 5, 2022 a purported class action lawsuit was filed by Margaret Schaub, individually and on behalf of all others similarly situation, in the U.S. District Court of Central California. As of the date of this filing, we have not been served with any such complaint.   It is our understanding that the lawsuit alleges that during the period between June 15, 2020 and April 6, 2022 the Company made materially false and misleading statements regarding the Company's business, operations, and compliance policies in violation of federal securities laws.  If we are served with any such complaint, we will assess it at that time. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

In connection with a dispute with ASC GEM regarding an alleged breached Securities Purchase Agreement dated November 13, 2020, on November 9, 2021, the parties appointed an arbitrator. On January 7, 2022, GEM filed a letter brief with the arbitrator requesting leave to file a dispositive motion addressing a threshold legal issue regarding a defined term within a contract executed by the parties. Mullen filed a response to the letter brief on January 12, 2022.  On January 21, 2022, the arbitrator issued a procedural order granting GEM’s request to file a dispositive motion. GEM filed its dispositive motion is on February 14, 2022. Mullen’s filed its opposition to the dispositive motion on March 3, 2022. On April 4, 2022, the court denied GEM’s dispositive motion. The parties exchanged discovery requests on May 10, 2022. Responses are due served on or before June 8, 2022.

During September through November 2021, the following lawsuits that were filed against Net Element and former members of its board of directors in connection with the Business Combination with Mullen were voluntarily dismissed:

●	Raquel Ruby v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, and Todd Raarup, filed on June 11, 2021 in the United States District Court for the Southern District of New York;
●	Thomas Farley v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, and Todd Raarup, filed on June 8, 2021 in the United States District Court for the Eastern District of New York;
●	Michael Gatto v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, Todd Raarup, Mullen Automotive, Inc., Mullen Technologies, Inc., and Mullen Acquisition, Inc., filed on June 3, 2021 in the United States District Court of Delaware;
●	Atish Shinde v. Net Element, Inc., Oleg Firer, Howard Ash, Jon Najarian, Todd Raarup, Mullen Technologies, Inc. and Mullen Acquisition, Inc., filed on May 28, 2021 in the United States District Court for the Southern District of New York;
●	Shawn Strickland v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, and Todd Raarup, filed on August 10, 2021 in the United States District Court for Delaware;
●	Matthew Whitfield v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, Todd Raarup, filed on August 13, 2021 in the United States District Court for the Eastern District of Pennsylvania; and
●	Robert Wilhelm v. Net Element, Inc., Oleg Firer, Jon Najarian, John Roland, Todd Raarup, filed on August 13, 2021 in the United States District Court for the Southern District of New York.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2022, the Company issued 428,382 shares of common stock to David Michery.  The issuance of the shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

In February 2022, the Company issued 1,000,000 shares of common stock in connection with for the termination of consulting arrangements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On March 7, 2022, the Company granted to David Michery a bonus of $750,000.

On March 7, 2022, the Company’s wholly owned subsidiary, Mullen Investment Properties, LLC entered into a Promissory Note (the “Promissory Note”) with NuBridge Commercial Lending LLC for a principal amount of $5 million. The Promissory Note bears interest at a fixed rate of 8.99% per annum and the principal amount is due March 1, 2024. Collateral for the loan included the title to the Company’s property at 1 Greentech Drive, Tunica, MS Under the Promissory Note, prepaid interest and issuance costs were withheld from the principal and recorded as a discount on the note of $1.2 million, which will be amortized over the term of the note.

Item 6. Exhibits

Exhibit	Description
3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Mullen Automotive, Inc., dated March 8, 2022  (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2022).

10.1*	Form of Warrant issued March 28, 2022
10.2*	Letter of Intent dated January 14, 2022 between the Company and Mark Betor
10.3

Form of Amendment to Convertible Preferred Security and Warrant dated as of February 10, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.4

Loan Commitment with NuBridge Commercial Lending executed February 23, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 28, 2022).

10.4(a)*	Guaranty dated March 7, 2022 between NuBridge Commercial Lending, LLC and David Michery
10.5

Amendment to Convertible Preferred Security and Warrant dated February 10, 2022 between the Company and Esousa Holdings, llc (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on February 14, 2022).

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

Mullen Automotive Inc.

May 16, 2022	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

/s/ Kerri Sadler
Kerri Sadler
Chief Financial Officer
(Principal Financial and Accounting Officer)