Form 10-Q/A
period 2022-03-31
MULLEN AUTOMOTIVE INC.
filed 2022-05-17
CIK 1499961

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2022, which was initially filed with the Securities and Exchange Commission on May 16, 2022 (the “Original Filing”), is being filed to amend the following: (i) statements regarding the status of our loan with Drawbridge Investments, LLC, which inadvertently stated was in default but it is not in default, (ii) the dollar amount of preferred shares issued in exchange for convertible debt for the six months ended March 31, 2022 in the Condensed Consolidated Statements of Cash Flows, (iii) in Note 17 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements and Part II, Item 2. (Unregistered Sales of Equity Securities and Use of Proceeds), the description of the arrangement with, and issuance of shares to, Preferred Management Partners, Inc., (iv) in Note 19 - Subsequent Events of the Notes to Condensed Consolidated Financial Statements,  the number of shares issued to CEOcast, Inc. on 4/18/2022 and the total shares in the preceding paragraph, and (v) the reference to the period ended of this Form 10-Q in exhibit 32.1.

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing. Except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(69,037,323)	$(14,294,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	608,496	223,331
Employee stock compensation	3,292,987	932,872
Issuance of shares for services	24,042,060	1,291,129
Non-cash interest and other operating activities	1,713,103	—
Non-cash lease expense	284,879	272,067
Amortization of debt discount	19,400,483	1,405,450
Loss on asset disposal	1,298	—
(Gain) on extinguishment of debt	(74,509)	(890,581)
Loss on debt settlement	41,096	—

Changes in operating assets and liabilities:
Other current assets	3,330,474	123,691
Other assets	(858,692)	(158,601)
Accounts payable	(1,032,810)	664,093
Accrued expenses and other liabilities	(6,300,181)	5,070,319
Lease liabilities	(283,141)	(259,267)
Net cash (used) provided by operating activities	(24,871,780)	(5,619,717)

Cash Flows from Investing Activities
Purchase of equipment	(10,491,547)	(60,818)
Purchase of intangible assets	(246,132)	(41,250)
Net cash (used) in investing activities	(10,737,679)	(102,068)

Cash Flows from Financing Activities
Changes in net parent investment	(223,067)	2,636,711
Proceeds from issuance of notes payable	12,142,791	4,068,500
Proceeds from issuance of common stock	40,151,308	—
Proceeds from liability to issue preferred C shares	63,925,000	—
Payment of notes payable	(15,146,860)	(164,486)
Net cash provided by financing activities	100,849,172	6,540,725

Increase (decrease) in cash	65,239,713	818,940
Cash, beginning of period	42,174	33,368
Cash, ending of period	$65,281,887	$852,308

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$1,489,908	$7,783
Supplemental disclosure for non-cash activities:
Preferred shares issued in exchange for convertible debt	$23,192,500	$—

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

The amounts owed to Drawbridge-DBI is $27,185,390 and $33,296,648 as of March 31, 2022 and September 30, 2021, respectively. The amounts owed to other DBI-affiliated entities is zero and $982,500, as of March 31, 2022 and September 30, 2021, respectively. The 2020 Drawbridge loan is currently recognized within the current portion of debt on the consolidated balance sheet.

On July 16, 2021, the Company and Drawbridge entered into an agreement whereby Drawbridge acknowledged, waived, and consented to the contribution and spin-off of Mullen's EV assets into a new entity. As indicated in Note 1 to the financial statements, the spin-off occurred immediately prior to the consummation of the merger with Net Element. As part of the agreement, Drawbridge was paid $10,000,000, to be applied towards the outstanding principal balance. The principal pay down to Drawbridge occurred on November 15, 2021.

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

Preferred Management Partners, Inc. – Consulting Agreement

On September 23, 2021, MAI entered into a consulting arrangement with Preferred Management Partners, Inc., an entity owned by Preston Smart ("PMP"), to resume negotiations between MAI and Qiantu Motor Cars to enable the Company to obtain the intellectual property ownership rights related to the K-50 automobile. The agreement calls for the issuance of 750,000 shares of common stock, with a conditional success fee of an additional 750,000 shares of common stock.

On January 25, 2022, MAI Board of Directors approved the issuance of a 1,000,000 share supplement to the consulting arrangement. The shares were issued in February 2022.

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

The interest rate on the Drawbridge loans is 28% per annum, and accrued interest is $13,353,836 at March 31, 2022.

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

Farley vs. Net Element, Inc., et al.

On May 10, 2022, in connection with the previous voluntary dismissal of a shareholder lawsuit filed before the reverse merger against Net Element and its then CEO and directors, MAI agreed to pay to the plaintiff a mootness fee of $38,500. A formal release covering all named defendants will be executed  between plaintiff and the defendant’s successor, Mullen Automotive Inc.

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

CEOcast, Inc. Drawdowns and Stock Issuance

In late April and early May 2022, MAI received $15M in three, $5M cash increments from CEOcast, Inc. In return, CEOcast, Inc. received warrants to acquire shares of common stock.  As of this writing, CEOcast, Inc. has exercised its warrants for 14,343,550 MAI common shares.  The transaction is reflected within the balance sheet as a $15M note receivable as of March 31, 2022.

As of this writing, below are the common share issuances to CEOcast, Inc.(balance is subject to change).

	Drawdown	Common Share
Date of Exercise	Amount	Issuance
4/18/2022	$5,000,000	4,533,528
4/20/2022	$5,000,000	5,075,174
5/2/2022	$5,000,000	4,734,848
Total	$15,000,000	14,343,550

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 24, 2022, the Company issued 428,382 shares of common stock to David Michery.

In February 2022, the Company issued 1,000,000 shares of common stock to Preferred Management Partners, Inc.

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

10.1#	Form of Warrant issued March 28, 2022
10.2#	Letter of Intent dated January 14, 2022 between the Company and Mark Betor
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

10.4(a)#	Guaranty dated March 7, 2022 between NuBridge Commercial Lending, LLC and David Michery
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

* Filed herewith (furnished herewith with respect to Exhibit 32.1).

# Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mullen Automotive Inc.

May 17, 2022	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

/s/ Kerri Sadler
Kerri Sadler
Chief Financial Officer
(Principal Financial and Accounting Officer)