Form 10-Q
period 2022-06-30
MULLEN AUTOMOTIVE INC.
filed 2022-08-12
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022 a total of 509,294,481 shares of the Registrant’s common stock, par value $0.001, (“Common Stock”) were issued and outstanding.

MULLEN AUTOMOTIVE INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2022	September 30, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,934,439	$42,174
Restricted cash	176,824	—
Materials and supplies	76,163	55,753
Deferred advertising	24,699	261,550
Prepaid expenses	1,142,023	6,201,247
Other current assets	734,223	250,331
Notes receivable	—	90,552
TOTAL CURRENT ASSETS	63,088,371	6,901,607
Property, equipment and leasehold improvements, net	13,443,071	1,181,477
Intangible assets, net	2,180,785	2,495,259
Right-of-use assets	1,939,829	2,350,929
Other assets	3,612,774	4,243,222
TOTAL ASSETS	$84,264,830	$17,172,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$3,076,409	$5,206,310
Accrued expenses and other current liabilities	13,911,341	19,126,765
Series E option liability	23,085,886	—
Liability to issue shares	14,118,227	7,027,500
Lease liabilities, current portion	680,185	599,898
Notes payable, current portion	3,645,764	39,200,970
TOTAL CURRENT LIABILITIES	58,517,812	71,161,443
Notes payable, net of current portion	5,256,611	247,612
Lease liabilities, net of current portion	1,334,518	1,857,894
Other liabilities	—	5,617,192
TOTAL LIABILITIES	65,108,941	78,884,141
Commitments and Contingencies (Note 17)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock; $0.001 par value; 58,000,000 shares authorized; zero and 5,667,683 shares issued and outstanding at June 30, 2022 and September 30, 2021 respectively.	—	5,668
Common Stock; $0.001 par value; 500,000,000 shares authorized; 498,694,481 and 7,048,387 shares issued and outstanding at June 30, 2022 and September 30, 2021 respectively.	498,694	7,048
Additional Paid-in Capital	297,540,727	88,650,286
Accumulated Deficit	(278,883,532)	(150,374,649)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	19,155,889	(61,711,647)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$84,264,830	$17,172,494

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$10,896,800	$4,926,154	$53,067,316	$12,555,572
Research and development	7,324,365	1,479,399	9,665,126	2,535,693
Total Operating Expense	18,221,165	6,405,553	62,732,442	15,091,265
Loss from Operations	(18,221,165)	(6,405,553)	(62,732,442)	(15,091,265)

Interest expense	(5,346,766)	(8,339,195)	(29,906,225)	(13,784,976)
Other financing costs	—	(506,654)	—	(1,559,961)
Loss on debt settlement	—	—	(41,096)	—
Gain (loss) on extinguishment of indebtedness, net	—	—	74,509	890,581
Incentive fee to creditor for transfer of note payable	(23,085,886)	—	(23,085,886)	—
Loss on disposal of fixed assets	(50,574)	—	(50,574)	—
Penalty for insufficient authorized shares	(3,495,000)	—	(3,495,000)	—
Revaluation of Liability to Issue Shares	3,045,000	—	3,045,000	—
Other income (expense), net	(12,317,169)	—	(12,317,170)	—
Net Loss	$(59,471,560)	$(15,251,402)	$(128,508,884)	$(29,545,621)

Net Loss per Share	$(0.16)	$(2.90)	$(0.79)	$(5.79)

Weighted average shares outstanding, basic and diluted	376,786,685	5,262,206	169,531,688	5,100,831

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Nine Months Ended June 30, 2021
	Preferred Stock										Deficiency in
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2020	116,789	$116	5,567,319	$5,568	—	$—	5,086,225	$5,086	$63,619,280	$(106,134,069)	$(42,504,019)
Warrant issuances	—	—	—	—	—	—	—	—	2,092,337	—	2,092,337
Beneficial Conversion Feature -Debt	—	—	—	—	—	—	—	—	172,663	—	172,663
Stock-based compensation	—	—	—	—	—	—	38,561	39	1,241,366	—	1,241,405
Net loss	—	—	—	—	—	—	—	—	—	(4,996,450)	(4,996,450)
Balance, December 31, 2020	116,789	116	5,567,319	5,568	—	—	5,124,786	5,125	67,125,646	(111,130,519)	(43,994,064)
Shares issued for cash	—	—	—	—	—	—	23,126	23	1,104,779	—	1,104,802
Warrant issuances	—	—	—	—	—	—	—	—	870,428	—	870,428
Stock-based compensation	—	—	—	—	—	—	—	—	1,631,660	—	1,631,660
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	—	98,335	—	98,335
Net loss	—	—	—	—	—	—	—	—	—	(9,297,770)	(9,297,770)
Balance, March 31, 2021	116,789	116	5,567,319	5,568	—	—	5,147,912	5,148	70,830,848	(120,428,289)	(49,586,609)
Shares issued for cash	—	—	—	—	—	—	52,144	52	1,291,449	—	1,291,501
Warrant issuances	—	—	—	—	—	—	—	—	4,566,218	—	4,566,218
Stock-based compensation	—	—	—	—	—	—	—	—	1,705,618	—	1,705,618
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	—	268,519	—	268,519
Net loss	—	—	—	—	—	—	—	—	—	(15,251,402)	(15,251,402)
Balance, June 30, 2021	116,789	$116	5,567,319	$5,568	—	$—	5,200,056	$5,200	$78,662,652	$(135,679,691)	$(57,006,155)

	Preferred Stock										Deficiency in
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2021	100,363	$100	5,567,319	$5,568	—	$—	7,048,387	$7,048	$88,650,286	$(150,374,649)	$(61,711,647)
Common shares issued for cash	—	—	—	—	—	—	7,704,082	7,704	10,886,955	—	10,894,659
Common shares issued for asset	—	—	—	—	—	—	109,412	109	140,891	—	141,000
Preferred shares issued for cash	—	—	—	—	2,263,970	2,264	—	—	19,997,736	—	20,000,000
Preferred shares issued to settle liability to issue	—	—	—	—	84,900	85	—	—	704,915	—	705,000
Warrant issuances	—	—	—	—	—	—	—	—	10,491,621	—	10,491,621
Preferred shares issued in exchange for conversion of debt	—	—	—	—	2,829,029	2,829	—	—	24,988,926	—	24,991,755
Stock-based compensation	—	—	—	—	—	—	443,124	443	4,424,825	—	4,425,268
Common shares issued to settle liability to issue	—	—	—	—	—	—	131,477	131	1,034,681	—	1,034,812
Prefunded warrant issuance	—	—	—	—	—	—	—	—	15,000,000	—	15,000,000
Issuance of common stock for conversion of preferred stock	(84,996)	(85)	—	—	—	—	8,499,680	8,500	(8,415)	—	—
Net loss	—	—	—	—	—	—	—	—	—	(36,463,938)	(36,463,938)
Balance, December 31, 2021	15,367	15	5,567,319	5,568	5,177,899	5,178	23,936,162	23,935	176,312,421	(186,838,587)	(10,491,470)
Shares issued for cash	—	—	—	—	4,974,266	4,974	57,998,313	57,998	73,536,483	—	73,599,455
Stock-based compensation	—	—	—	—	—	—	5,868,482	5,868	21,536,148	—	21,542,016
Cashless Warrant exercise	—	—	—	—	—	—	196,005,353	196,005	(196,005)	—	—
Issuance of common stock for conversion of preferred stock	(13,433)	(13)	(2,783,660)	(4,633)	(1,848,842)	—	5,975,802	5,976	(1,330)	—	—
Dividends accumulated on preferred stock	—	—	—	—	—	—	—	—	(2,519,948)	—	(2,519,948)
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(32,573,385)	(32,573,385)
Balance, March 31, 2022	1,934	$2	2,783,659	$935	8,303,323	$10,152	289,784,112	$289,782	$268,667,769	$(219,411,972)	$49,556,668
Stock-based compensation	—	—	—	—	—	—	1,912,500	1,913	5,100,822	—	5,102,735
Cashless Warrant exercise	—	—	—	—	—	—	170,231,117	170,232	(170,232)	—	—
Issuance of common stock for note receivable	—	—	—	—	—	—	14,343,550	14,344	(14,344)	—	—
Issuance of common stock for conversion of preferred stock	—	—	(2,783,659)	(935)	(2,139,543)	(2,139)	4,923,202	4,923	(1,849)	—	—
Issuance of common stock for conversion of debt	—	—	—	—	—	—	17,500,000	17,500	22,907,500	—	22,925,000
Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	—	3,336,853	—	3,336,853
Reclassification of convertible security to derivative liability	(1,934)	(2)	—	—	(6,163,780)	(8,013)	—	—	—	—	(8,015)
Dividends accumulated on preferred stock	—	—	—	—	—	—	—	—	(2,285,792)	—	(2,285,792)
Net loss	—	—	—	—	—	—	—	—	—	(59,471,560)	(59,471,560)
Balance, June 30, 2022	—	$—	—	$—	—	$—	498,694,481	$498,694	$297,540,727	$(278,883,532)	$19,155,889

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(128,508,884)	$(29,545,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	918,855	338,321
Impairment charge - materials	—	74,495
Employee stock compensation	5,056,821	2,024,426
Issuance of shares for services	27,422,889	1,731,779
Non-cash interest and other operating activities	3,879,496	—
Non-cash lease expense	411,100	391,433
Amortization of debt discount	19,584,041	4,817,504
Loss on revaluation of derivatives	14,118,227	—
Loss on asset disposal	50,574	—
Loss (gain) on extinguishment of debt	23,011,377	(890,581)
Loss on debt settlement	41,096	—

Changes in operating assets and liabilities:
Material and supplies	(20,410)	(87,165)
Other current assets	5,466,441	(564,168)
Other assets	(1,960,058)	(14,515)
Accounts payable	(2,129,901)	1,918,768
Accrued expenses and other liabilities	(10,119,169)	7,144,718
Lease liabilities	(443,089)	(376,501)
Net cash used in operating activities	(43,220,594)	(13,037,107)

Cash Flows from Investing Activities
Purchase of equipment	(10,968,389)	(78,140)
Purchase of intangible assets	(305,044)	(63,299)
Net cash used in investing activities	(11,273,433)	(141,439)

Cash Flows from Financing Activities
Changes in investment by Mullen Technologies, Inc.	—	6,157,956
Proceeds from issuance of notes payable	12,142,791	8,068,500
Proceeds from issuance of common stock	40,151,308	—
Proceeds from issuance of preferred stock	63,925,000	—
Proceeds from note receivable	15,000,000	—
Payment of notes payable	(15,655,983)	(417,051)
Net cash provided by financing activities	115,563,116	13,809,405

Increase (decrease) in cash	61,069,089	630,859
Cash, beginning of period	42,174	33,368
Cash, ending of period	$61,111,263	$664,227

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$1,500,106	$11,514
Supplemental disclosure for non-cash activities:
Refinance of indebtedness	$28,867,187	$—
Issuance of common stock for conversion of debt	$17,356,500	$—
Preferred shares issued in exchange for convertible debt	$23,192,500	$—
Initial recognition of right-of-use assets and lease liabilities	$—	$1,129,003

See accompanying notes to condensed consolidated interim financial statements.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mullen Automotive Inc. (“MAI”, “Mullen”, “we” or the “Company”) is a development-stage electronic vehicle (EV) manufacturer. The Company operated as the EV division of Mullen Technologies, Inc. (“MTI”) until November 5, 2021, at which time the Company underwent a capitalization and corporate reorganization by way of a spin-off by MTI to its stockholders, followed by a reverse merger with and into Net Element, Inc. (“NETE” or “Net Element”).

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

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mullen Investment Properties, LLC, which was established in August 2021 to hold our real estate. Intercompany accounts and transactions have been eliminated, if any. As of June 30, 2022, Mullen Investment Properties, LLC holds the Advanced Manufacturing and Engineering Center or “AMEC” in Tunica County, MS.

As MTI has not historically prepared financial statements for Mullen, and Mullen did not exist as a legal entity prior to November 5, 2021, these condensed consolidated financial statements have been prepared from the financial records of MTI on a carve-out basis. The condensed consolidated balance sheets include all of the MAI Assets. The condensed consolidated Statements of operations for each of the three and nine months ended June 30, 2022 and 2021, reflect all expenses and activities directly attributable to MAI, and an allocation of MTI’s general and administrative expenses incurred (prior to the reorganization) in each of those years, as these expenditures were shared by MAI. In some instances, certain expenses were not allocated as they would have related directly to MAI. All inter-entity balances and transactions have been eliminated.

The equity capital presented in the condensed consolidated financial statements reflect the retrospective application of the November 5, 2021 capitalization and corporate reorganization arising from the merger transaction with NETE.

These financial statements have been prepared based upon the historical cost amounts recorded by MTI. These condensed consolidated financial statements may not be indicative of MAI financial performance and do not necessarily reflect what its financial position, results of operations, and cash flows would have been had Mullen operated as an independent entity during the years presented.

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN CONSIDERATION

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. Our principal source of liquidity consists of existing cash and restricted cash of approximately $61.1 million at June 30, 2022. During the nine months ended June 30, 2022, the Company used $43.2 million of cash for operating activities and had net working capital of approximately $4.6 million at June 30, 2022.

During the three months ended June 30, 2022, the Company obtained additional financing in the amount of $15.0 million in equity issuances. During the nine months ended June 30, 2022, the Company obtained additional financing in the amount of $12.2 million in notes payable; $10 million in equity from Net Element merger; and $108.6 million in equity issuances.

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

Going Concern

As an early-stage development company, our ability to access capital is critical. Our management plans to continue to raise additional capital through a combination of equity and debt financings, strategic alliances, and licensing arrangements. Company management has evaluated whether there are any conditions and events, considered in aggregate, which raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. Since inception, we have incurred significant accumulated losses of approximately $278.9 million, and management expects to continue to incur operating losses over the near future.

On July 26, 2022, MAI stockholders approved a proposal to issue $275 million in Series D Preferred Stock and associated warrants in exchange for cash.  The projected capital raise is expected to provide sufficient liquidity and capital resources for 2023. On August 5, 2022, the Company filed a S-3 Registration Statement for selling stockholders.  The Company will receive approximately $43 million in cash in exchange for Series C Preferred Stock and associated warrants for the remainder of 2022.

Proceeds from the planned capital raise and exercise of warrants are expected to provide Mullen with sufficient liquidity and capital resources to fund its operating expenses and capital requirements for at least the next 12 months. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Push-Down Accounting

The carve-out financial statements for the periods presented prior to November 5, 2021 reflect costs and expenses incurred by MTI on behalf of MAI, including interest costs. As a result, share-based compensation, and other equity transactions (such as issuances of warrants and stock conversion rights embedded in issuances of indebtedness) are reflected in these carve-out financial statements. Accordingly, the classification of debt and equity issuances by MTI have been pushed down and reflected with similar classification in these carve-out financial statements. In addition, certain right-of-use assets and related lease liabilities of MTI have been pushed down to MAI.

Reverse Merger and Recapitalization

The November 2021 Business Combination with Net Element was accounted for as a reverse merger and recapitalization, with Net Element treated as the “acquired” company for accounting purposes. The Business Combination was accounted as the equivalent of Mullen Automotive Inc. issuing stock for the net assets of Net Element, accompanied by a recapitalization. Accordingly, these condensed consolidated financial statements reflect the share capital and weighted average shares outstanding via a retrospective recapitalization as shares representing the exchange ratio established in the Business Combination.

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

Cash and Cash Equivalents

Company management considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2022 or September 30, 2021.

Restricted Cash

Funds that are not available for immediate use and must use for a specific purpose. These funds are refundable deposits for individuals and businesses who have made $100 reservations for the Mullen FIVE SUV, which debuted at the Los Angeles Auto Show in November 2021. At June 30, 2022, the restricted cash balance was $176,824. Customer deposits are accounted for within other liabilities.

Deferred Advertising

At June 30, 2022 and September 30, 2021, deferred advertising was $24,699 and $261,550, respectively. The costs were primarily upfront costs paid related to the Los Angeles auto show during November 2021.

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

There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. At June 30, 2022 and September 30, 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because management does not believe the recoverability of the tax assets meets the “more likely than not” likelihood at June 30, 2022 and September 30, 2021.

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

Leases

The Company follows the provisions of Accounting Standards Update (ASU) No. 2016 02, “Leases” (ASU 2016 02), which requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses primarily consist of costs associated with the development of our two electric vehicle product lines, the Mullen Five car and the Mullen One van.

Share-Based Compensation

We account for share-based awards issued by MAI in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation,” which requires fair value measurement on the grant date and recognition of compensation expense for all common shares of MAI issued to employees, non-employees and directors. The fair value of non-marketable share-based awards has been estimated based on an independent valuation. The MAI common and preferred share valuations have been appraised by an independent financial valuation advisor, based on assumptions management believes to be reasonable. Key assumptions and approaches to value used in estimating fair value, includes economic and industry data; business valuation; prior transactions; option value method and other cost, income and market value approaches. Share-based compensation is included within general and administrative expenses. Beginning on July 1, 2021, share based compensation awards have been valued based on valuation of the trading price of Net Element common stock, as adjusted for the share exchange ratio in the merger. See Note 9, MAI Share-Based Compensation, for the amount of share-based compensation expense that is included within General and Administrative expenses for the three and nine months ended June 30, 2022 and 2021.

Related Party Transactions

We have related party transactions with certain of our directors, officers, and principal stockholders. These transactions, which are primarily long-term in nature, include operational loans, convertible debt, and warrants for financial support associated with the borrowing of funds and are entered into in the ordinary course of business.

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

Recently Issued Accounting Standards

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

In May 2021, the FASB issued ASU No. 2021-04, Earnings Per Share (Topic 260), Debt – Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU will be effective for the Company’s fiscal years beginning October 1, 2022. The Company has issued debt and equity instruments, the accounting for which could be impacted by this update. Company management is evaluating the impact this guidance on our financial condition and results of operations.

NOTE 4 – INTANGIBLE ASSETS

For the nine months ended June 30, 2022 and 2021, we incurred website development and trademark costs of $310,405 and $63,299, respectively. These costs historically have been capitalized, as the website was in the development stage and costs resulted in improved functionality. Amortization of the website commenced when the website was placed in service for its intended use during the fourth quarter of 2021. Trademark costs relate to legal fees incurred for registration of trademarks and patents. Amortization of these costs will commence when the trademark application and registration process has been completed.

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

	June 30, 2022			September 30, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Finite-Lived Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
Website design and development	$2,660,391	$(886,797)	$1,773,594	$2,660,391	$(221,699)	$2,438,692
Intellectual property	71,182	(71,182)	—	71,182	(69,205)	1,977
Trademark	407,191	—	407,191	54,590	—	54,590
Total Finite-Lived Intangible Assets	$3,138,764	$(957,979)	$2,180,785	$2,786,163	$(290,904)	$2,495,259

Total future amortization expense for finite-lived intellectual property is as follows:

Years Ended June 30,	Future Amortization
2022 (three months)	$221,699
2023	886,797
2024	665,099
Thereafter	407,190
Total Future Amortization Expense	$2,180,785

For the three and nine months ended June 30, 2022, amortization expense for the intangible assets was $221,699 and $667,075 and was $5,932 and $17,796 for the three and nine months ended June 30, 2021, respectively.

NOTE 5 – DEBT

Short-term debt comprises a significant component of the Company’s funding needs. Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year or more.

Short and Long-Term Debt

The following is a summary of our indebtedness at June 30, 2022:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$3,049,955	$3,049,955	$—	0.00% - 15.00%	Past Due
Promissory Notes	5,000,000	—	5,000,000	8.99%	2024
Convertible Notes	1,096,787	—	1,096,787	28.00%	2024
Real Estate Note	256,850	37,651	219,199	5.00%	2023
Loan Advances	558,158	558,158	—	0.00% - 10.00%	Past Due
Less: Debt Discount	(1,059,375)	—	(1,059,375)	NA	NA
Total Debt	$8,902,375	$3,645,764	$5,256,611	NA	NA

The following is a summary of our indebtedness at September 30, 2021:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$5,838,591	$5,838,591	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	23,831,912	23,831,912	—	28.00%	2021 – 2022
Demand Note	500,000	500,000	—	27.00%	2020
Convertible Unsecured Notes	15,932,500	15,932,500	—	15.00%-20.00%	2021 - 2022
Real Estate Note	283,881	36,269	247,612	5.00%	2023
Loan Advances	1,122,253	1,122,253	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(8,060,555)	(8,060,555)	—	NA	NA
Total Debt	$39,448,582	$39,200,970	$247,612	NA	NA

Scheduled Debt Maturities

The following scheduled debt maturities at June 30, 2022:

	Years Ended June 30,
	2022 (6 months)	2023	2024	Total
Total Debt	$3,645,764	$219,199	$5,037,412	$8,902,375

Notes and Advances

We enter into promissory notes with third parties and company officers to support our operations. Promissory notes typically are for less than three years maturity and carry interest rates from 0% to 28.0%. There are no financial covenants associated with the promissory notes and loan advances, and there are no compliance waivers that have been received from creditors. We record imputed interest on promissory notes and advances which are deemed to be below the market interest rate. For the three and nine months ended June 30, 2022, we recorded interest expense of $5,346,766 and $29,906,225 and $8,339,195 and $13,784,976 for the three and nine months ended June 30, 2021, respectively.

In some instances, MTI issued shares of common stock or warrants along with the issuance of promissory notes, resulting in the recognition of a debt discount which is amortized to interest expense over the term of the promissory note. Debt discount amortization for the nine months ended June 30, 2022 and 2021, was $19,584,041 and $4,817,504, respectively.

During 2021, MTI issued shares of stock to certain creditors in satisfaction of debt payments or in settlement of indebtedness. These agreements essentially exchanged a predetermined amount of stock to settle debt. For the nine months ended June 30, 2022 and 2021, the carrying amount of indebtedness that was settled via issuance of MTI shares was $23,192,500 and zero, respectively.

NuBridge Commercial Lending LLC Promissory Note

On March 7, 2022, the Company’s wholly owned subsidiary, Mullen Investment Properties, LLC entered into a Promissory Note (the “Promissory Note”) with NuBridge Commercial Lending LLC for a principal amount of $5 million. The Promissory Note bears interest at a fixed rate of 8.99% per annum and the principal amount is due March 1, 2024. Collateral for the loan included the title to the Company’s property at 1 Greentech Drive, Tunica, MS Under the Promissory Note, prepaid interest and issuance costs were withheld from the principal and recorded as a discount on the note of $1.2 million, which will be amortized over the term of the note. As of June 30, 2022, the remaining unamortized discount was $973,652.

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

The amounts owed to Drawbridge-DBI is $27,185,390 and $33,296,648 as of June 30, 2022 and September 30, 2021, respectively. The amounts owed to other DBI-affiliated entities is zero and $982,500, as of June 30, 2022 and September 30, 2021, respectively.

On July 16, 2021, the Company and Drawbridge entered into an agreement whereby Drawbridge acknowledged, waived, and consented to the contribution and spin-off of Mullen's EV assets into a new entity. As indicated in Note 1 to the condensed consolidated financial statements, the spin-off occurred immediately prior to the consummation of the merger with Net Element. As part of the agreement, Drawbridge was paid $10,000,000, to be applied towards the outstanding principal balance. The principal pay down to Drawbridge occurred on November 15, 2021.

On June 17, 2022, the Company entered into an Amended and Restated Secured Convertible Note and Security Agreement (the “A&R Note”) with Esousa Holdings LLC, a New York limited liability company (“Esousa”). The A&R Note amends and restates that certain promissory note dated July 23, 2020, entered into between the Mullen Technologies, Inc. (“Original Borrower”) and DBI Lease Buyback Servicing LLC, a Delaware limited liability company (“DBI”) for a principal amount of $23,831,553.98 (the “Original Note”). The Company had previously assumed all of the obligations of the Original Borrower under the Original Note upon the completion of the Merger. Esousa purchased rights under the Original Note from DBI immediately prior to entering into the A&R Note.

The A&R Note extends the maturity date of the Original Note by two years, from July 23, 2022 to July 23, 2024. The A&R Note provided Esousa the right to convert all or any portion of the then-outstanding principal balance of the A&R Note into that number of shares of the Common Stock of the Company. The transaction is accounted for as an extinguishment of debt with Drawbridge and the related expense within the “Incentive fee to creditor for transfer of note payable” line item of the Statement of Operations.  The new debt with Esousa is viewed as a loan modification.

On June 27, 2022, the Company received notification from Esousa that it was exercising the A&R Note’s conversion feature to partially convert the note and accrued interest in exchange for 28,000,000 shares. The conversion price was $0.9918 per share and the principal of the A&R Note has a remaining balance of $1,096,787.

Due to the limited number of authorized shares available to settle the conversion only 17,500,000 shares were issued. The remaining shares owed to the creditor is recognized as a derivative liability within the “Liability to issue shares” line item of the Balance Sheet. The Company agreed to pay a $3,495,000 penalty to Esousa, settleable in cash or stock, by August 31, 2022. This fee was recognized as Penalty for insufficient authorized shares within the Statement of Operations and within Accrued Expenses on the Balance Sheet.

In connection with entering into the A&R Note with Esousa, the Company granted Drawbridge an option to purchase up to $25 million worth of shares of a yet to be created Series E Preferred Stock from the Company (the “Series E Purchase Option”). Refer to Note 6, Fair Value Measurements and Note 17, Commitments and Contingencies, for details on the Series E Purchase option.

Release of Liability, Debt Paydowns and Payoffs

Since the reverse merger with Net Element in November 2021, there have been numerous debt paydowns and payoffs with the releases of liability obtained from former creditors. The debt portfolio has been reduced by approximately $5 million, excluding the principal paydowns of $10 million on the Drawbridge Loan. The latest debt payoff occurred on April 1, 2022, the Company repaid the $500,000 loan from MNB Capital Group, which had a maturity date of December 16, 2022.

Convertible Notes 2020-2021

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

Because the market price for MTI common stock on the date of the notes exceeded the notes’ conversion price of $0.6877 per share, a beneficial conversion feature in the amount of $10,613,630 was recorded as a discount on the notes. The discount is being amortized as additional interest over the life of the notes. At June 30, 2021, the discount was fully amortized.

Company management evaluated the conversion features embedded in the convertible notes for classification and accounting under the provisions of ASC 815-40 and determined the conversion features met treatment as equity.

NOTE 6 – FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following three levels:

Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2: Inputs (other than quoted prices included in Level 1) that are either directly or indirectly observable for the asset or liability. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements is required to be measured at fair value only when acquired or when an impairment loss is recognized. See “Note 12 - Property, Equipment and Leasehold Improvements, Net” for further information on impairment of fixed assets.

Financial Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2022, the Company has an insufficient number of authorized shares available for issuance for the conversion of Series C Preferred Stock and any remaining associated warrants for common stock.  Therefore, these financial instruments meet the definition of a derivative until MAI stockholders approve the increase in authorized common and preferred shares.  The MAI Board of Directors approve this measure on July 26, 2022. The remaining Series C preferred stock and warrants are valued using the Black Scholes option valuation model. The estimated fair value of the Common Stock warrants was $1,233,025. the Company also recognized a liability to issue shares related to convertible preferred stock, which was $6,394,543.

On July 26, 2022, an increase in the Company’s authorized number of shares was approved and the Company filed the Certificate of Amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State accordingly. Refer to Note 19, Subsequent Events for further details.

The fair value of the warrants and other convertible instruments includes inputs that are not observable in the market and thus represents a Level III financial liability. The assumptions used that represent management’s best estimates of the fair value of the Company’s warrants and other convertible instruments issued and outstanding were as follows:

June 30, 2022
Expected term (in years)	4.75 - 9.97
Volatility	152%
Dividend yield	0.00%
Risk-free interest rate	2.98 - 3.01%
Exercise price	$8.834

Financial Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company must estimate the fair value of the Series E Preferred Stock commitment from the Drawbridge-DBI transaction. Based on the Option Pricing Model and the implied equity value as of June 17, 2022, we determined the fair value of the Series E option to be $23,085,886. The fair value of the Series E option includes inputs that are not observable in the market and thus represents a Level III financial liability. The assumptions used that represent management’s best estimates of the fair value of the Series E option were as follows:

Unobservable Inputs	June 17, 2022
Expected term (in years)	5.0
Volatility	151.8%
Annual Rate of Quarterly Dividends	—%
Discount Rate - Bond Equivalent Yield	3.34%
Stock Price	$1.52
Conversion Price	$1.32

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

Preferred Stock

On November 5, 2021, we filed an Amended and Restated Articles of Incorporation which included the rights and privileges of Preferred Stock Series A, Series B, and Series C. Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock. At June 30, 2022, the Company had 58,000,000 shares of Preferred Stock authorized with $0.001 par value per share. There were zero and 5,667,683 shares of Preferred Stock issued and outstanding at June 30, 2022 and September 30, 2021, respectively.

Dividends

The holders of Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Preferred Stock Series A and Series B shall participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during the three and nine months ended June 30, 2022 and 2021.

The Series C Preferred Stock bears a cumulative 15.0% per annum fixed dividend payable no later than the 5th day after the end of each month on the Series C Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series C Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the Common Stock.

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

Year 3: Redemption at 115% of the Series C Redemption Price

Year 4: Redemption at 110% of the Series C Redemption Price

Year 5: Redemption at 105% of the Series C Redemption Price

Year 6 and thereafter: Redemption at 100% of the Series C Redemption Price

Liquidation

Based on a reverse ratio of one share of the Company for 12.8485 shares of Mullen Technologies (the “Reverse Ratio”): (i) the liquidation preference for the Series A Preferred to $1.29 per share from $0.10 per share as set forth in Section 2(c) of Article III(B) of the Certificate, and (ii) the “Series B Original Issue Price” of the Series B Preferred and the “Series C Original Issue Price” of the Series C Preferred to $8.84 per share from $0.6877 per share as set forth in Section 2(a) and Section 2(b), respectively, of Article III(B) of the Certificate.

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

Common Stock

At June 30, 2022, the Company had 500,000,000 shares of common stock authorized with $0.001 par value per share. There were 498,694,481 and 7,048,387 shares of common stock issued and outstanding at June 30, 2022 and September 30, 2021, respectively.

The holders of Common Stock are entitled to one vote for each share of Common Stock held at all meetings of stockholders. In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the common stockholders are entitled to receive the remaining assets following distribution of liquidation preferences, if any, to the holders of our preferred stock. The holders of common stock are not entitled to receive dividends unless declared by our Board of Directors. To date, no dividends were declared or paid to the holders of common stock.

Warrants

The Company issued pre-merger Warrants at an initial exercise price of $0.6877 per share, which were immediately exercisable and have a five-year term. The exercise price was adjusted as provided in the warrants and further in accordance with the Merger Agreement such that the exercise price is now $8.834 per share. The Warrants were exercisable for an aggregate of 1,579,631 shares of Common Stock as of June 30, 2022.

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

The following table summarizes warrant activity for the nine months ended June 30, 2022:

		Weighted Average
	MAI shares	Exercise Price
Warrants outstanding at September 30, 2021	4,924,447	$8.834
Warrants exercised	(28,420,265)	$8.834
Warrants granted	25,075,449	$8.834
Warrants expired	—	$—
Warrants outstanding at June 30, 2022	1,579,631	$8.834

2020-2021 Warrants

The warrants are exercisable for a five-year period commencing upon issuance. The estimated fair value of the MAI warrants was valued using the Black-Scholes option valuation model. The assumptions used that represent management’s best estimates of the fair value of the Company’s warrants issued and outstanding were as follows:

June 30, 2022
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

On April 15, 2022, the Securities and Exchange Commission (“SEC”) deemed the Registration Statement Form S-3 (File No. 333-263880) effective.  The Company registered the resale of Conversion Shares and the Warrant Shares as required by that certain Registration Rights Agreement, entered into among Mullen Technologies, Inc (“Mullen Technologies”) and certain of the Selling Stockholders (the “Registration Rights Agreement”) and that certain Exchange Agreement, entered into among Mullen Technologies and certain of the Selling Stockholders (the “Exchange Agreement”).  The Offered Shares consisted solely of 51,622,489 shares of our Common Stock, 4,969,357 shares of our Common Stock (the “Conversion Shares”) issuable upon conversion of our preferred stock, and up to 196,517,186 shares of our Common Stock (the “Warrant Shares”) issuable upon exercise of outstanding warrants to purchase shares of our Common Stock.

Equity Transactions

$30 Million Esousa Equity Line of Credit

On September 1, 2021, Mullen Technologies and Esousa Holdings LLC (“Esousa”) entered into a Securities Purchase Agreement (the “Equity Line of Credit”) whereby the Esousa Holdings, LLC committed to purchase shares up to an aggregate of $30,000,000. At the effective time of the Merger, the obligations under the Equity Line of Credit were assumed by the Company.

As a condition to the obligation of the investor to fund the Equity Line of Credit, the Company was required to file a registration statement with the SEC covering the sale of the Common Stock issued under the Equity Line of Credit and such registration statement must be declared effective. The Registration Statement was filed on February 1, 2022 and was declared effective on February 3, 2022.

As of June 30, 2022, MAI has received net proceeds of approximately $29.6 million from the Equity Line of Credit and Esousa has received 54,811,504 shares of common stock.

NOTE 8 – LOSS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income allocated to common stockholders by the weighted-average common shares outstanding, excluding unvested common shares subject to repurchase or cancellation. Diluted EPS is computed by dividing income allocated to common stockholders plus dividends on dilutive convertible preferred stock and preferred stock that can be tendered to exercise warrants, by the weighted-average common shares outstanding plus amounts representing the dilutive effect of outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable.

For the three and nine months ended June 30, 2022 and 2021, the convertible debt and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.” The warrants to purchases common shares of stock also were excluded from the computation because the result would have been antidilutive.

The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$(59,471,560)	$(15,251,402)	$(128,508,884)	$(29,545,621)
Less: Accumulated Preferred Stock Dividends	(2,285,792)	—	(4,805,740)	-
Net income used in computing basic net income per share of common stock	$(61,757,352)	$(15,251,402)	$(133,314,624)	$(29,545,621)

NOTE 9 – MAI SHARE- BASED COMPENSATION

MAI has a share incentive plan as part of its annual discretionary share-based compensation programs. The plan includes consultants and employees, including directors and officers. For employees, they are notified of company share incentives during the onboarding process. The employee’s offer letter briefly describes the plan. Subject to the approval of MAI’s Board of Directors or its Compensation Committee and following the adoption of an equity incentive plan, employees are issued a specified number of shares of the MAI Common Shares. Employees are vested in 100% of the MAI shares after 12 months of continuous service. Additional MTI shares may be issued to employees over the next two years at anniversary date. Any disruption or separation of service results in the forfeiture of common shares. The total expense recognized for share awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period. Since Mullen Automotive is a publicly reporting company, the employee shares are valued each month, using the MULN closing stock price on the NASDAQ CM.

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

	For the three months ended June 30,		For the nine months ended June 30,
Composition of Stock-Based Compensation Expense	2022	2021	2022	2021
Employee MAI share issuance	$1,721,434	$1,091,554	$5,014,421	$2,024,426
MAI shares for services	3,381,301	440,650	27,423,361	1,731,779
MAI Share-Based compensation expense	$5,102,735	$1,532,204	$32,437,782	$3,756,205

NOTE 10 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2022	September 30, 2021
Accrued Expenses and Other Liabilities
Accrued expense - other	$5,618,811	$2,051,696
Accrued payroll	3,576,061	4,586,057
Accrued interest	4,716,469	12,489,012
Total	$13,911,341	$19,126,765

Accrued payroll represents salaries and benefits that are owed to employees, including payroll tax liabilities. Accrued interest relates to finance charges on debt financing, including $3,495,000 payable due to insufficient shares being available for conversion, and represents interest on loans, and convertible notes payable throughout 2021. See Note 5, Debt. Accrued expense – other includes $4,805,739 in accrued accumulated preferred stock dividends.

NOTE 11 – NOTE RECEIVABLE

On October 8, 2021, MAI (through MTI) and CEOcast, Inc. entered into an agreement, whereby CEOcast, Inc. irrevocably committed to purchase, and MAI irrevocably committed to sell $15 million in warrants to acquire shares of common stock.

In late April and early May 2022, MAI received $15 million in three $5 million cash increments from CEOcast, Inc. In return, CEOcast, Inc. received warrants to acquire shares of common stock. As of this June 30, 2022, CEOcast, Inc. has exercised its warrants for 14,343,550 MAI common shares.

NOTE 12 – LIABILITY TO ISSUE STOCK

Liability represents stock payable that is accrued for and issuable at a future date for certain convertible securities and warrants and was $14,118,227 as of June 30, 2022. The liability to issue stock to consultants and employees as compensation and was zero and $7,027,500 as of June 30, 2022 and September 30, 2021, respectively.

NOTE 13 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	June 30,	September 30,
	2022	2021
Building	$8,078,757	$804,654
Furniture and Equipment	490,823	111,102
Vehicles	45,887	45,887
Computer Hardware and Software	350,083	139,742
Machinery and Equipment	6,929,731	2,597,654
Construction-in-progress	280,844	—
Leasehold Improvements	40,096	66,379
Subtotal	16,216,221	3,765,418
Less: Accumulated Depreciation	(2,773,150)	(2,583,941)
Property, Equipment and Leasehold Improvements, Net	$13,443,071	$1,181,477

Depreciation expense related to property, equipment and leasehold improvements for the three-and-nine months ended June 30, 2022 was $86,598 and $251,780, and was $109,058 and $320,525 for the three and nine months ended June 30, 2021, respectively.

On November 12, 2021, Mullen Investment Properties, LLC, MAI real estate wholly owned subsidiary, completed the $12,000,000 purchase of the Tunica County, MS property ("Advanced Manufacturing and Engineering Center" or "AMEC"). The property is located at 1 Greentech Drive, in the City of Robinsonville, MS. AMEC will be used to class 1 and class 2 EV cargo vans and the Mullen FIVE Crossover. The facility currently occupies 124,000 square feet of manufacturing space. The total available land on the property is over 100 acres. On the expanded site, Mullen plans to build a body shop, fully automated paint shop and a general assembly shop. Construction-in-progress includes development and construction that is currently in progress at the AMEX facility.

NOTE 14 – OTHER ASSETS

Other assets consist of the following:

	June 30, 2022	September 30, 2021
Other Assets
Coda Materials	$76,588	$76,587
Show Room Cars	3,349,545	2,739,995
Security Deposits	186,641	186,640
Deposit on Property (See Note 16)	—	1,240,000
Total Other Assets	$3,612,774	$4,243,222

NOTE 15 – OPERATING EXPENSES

General and Administrative Expenses consists of the following:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Professional fees	$4,908,855	$1,458,969	$31,773,409	$4,858,544
Salaries	3,177,790	2,125,097	10,556,783	4,359,245
Depreciation and amortization	308,297	114,991	918,855	338,321
Lease	474,032	513,169	1,493,150	1,248,573
Settlements and penalties	169,607	57,017	1,054,439	136,515
Employee benefits	639,779	82,092	1,552,939	253,638
Utilities and office expense	202,652	99,475	428,565	239,709
Advertising and promotions	644,423	17,104	3,570,016	270,320
Taxes and licenses	8,805	33,744	25,926	45,248
Repairs and maintenance	167,173	66,501	246,875	166,836
Other	195,387	357,995	1,446,359	638,623
Total	$10,896,800	$4,926,154	$53,067,316	$12,555,572

Research and development consist of the following:

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Research & Development
Professional fees	$7,324,365	$1,479,399	$9,665,126	$2,535,693
Total	$7,324,365	$1,479,399	$9,665,126	$2,535,693

Research and development costs are expensed as incurred. Research and development expenses primarily consist of Mullen Five EV and Mullen One EV cargo van development and are primarily comprised of engineering, homologation, and prototyping costs and personnel-related costs for employees and consultants.

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

The table below presents information regarding our lease assets and liabilities.

	June 30, 2022	September 30, 2021
Assets:
Operating lease right-of-use assets	$1,939,829	$2,350,929
Liabilities:
Operating lease liabilities, current	(680,185)	(599,898)
Operating lease liabilities, non-current	(1,334,518)	(1,857,894)
Total lease liabilities	$(2,014,703)	$(2,457,792)
Weighted average remaining lease terms:
Operating leases	2.75 years	3.34 years
Weighted average discount rate:
Operating leases	28%	28%

Operating lease costs:	For the three months ended June 30,		For the nine months ended June 30,
	2022	2021	2022	2021
Fixed lease cost	$327,409	$280,169	$1,066,680	$765,409
Variable lease cost	158,399	126,218	418,999	362,817
Short-term lease cost	34,473	127,795	160,250	183,386
Sublease income	(46,144)	(21,013)	(152,431)	(63,039)
Total operating lease costs	$474,137	$513,169	$1,493,498	$1,248,573

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

The following table reflects maturities of operating lease liabilities at June 30, 2022:

Years ending
June 30,
2022 (3 months)	$294,069
2023	1,157,693
2024	824,287
2025	436,156
2026	222,787
Thereafter	—
Total lease payments	$2,934,992
Less: Imputed interest	(920,289)
Present value of lease liabilities	$2,014,703

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

Series D Preferred Stock Commitment

On June 7, 2022, we entered into a securities purchase agreement, which was amended on June 23, 2022 (the “Securities Purchase Agreement”), with certain investors, pursuant to which upon the terms and subject to the conditions contained therein and solely upon the request of the Company, the investors will be required to purchase an aggregate of $275 million (the “Commitment Amount”) of the Company’s yet to be created Series D Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), and five-year warrants exercisable for shares of Common Stock (the “Warrants”). The number of Warrants that may be issued will equal 110% of the shares of Series D Preferred Stock purchased by the investors. The purchase price per share of Series D Preferred Stock will be the lower of (i) $1.27, the closing price of the Company’s stock on the date the Securities Purchase Agreement was executed, or (ii) the closing price of the Common Stock on the trading day immediately preceding the Purchase Date (as defined below), subject to a floor price of $0.10 per share.

Series E Preferred Stock Purchase Option

On June 17, 2022, we entered into a Series E Preferred Stock Purchase Option with Drawbridge to purchase up to $25 million worth of MAI shares. The purchase price per share of Series E Preferred Stock will be the lower of (x) the closing market price of the Company’s common stock on the effective date of the Option Agreement for the Series E Preferred Stock and (y) the closing market price of the Company’s common stock on the date shares of Series E Preferred Stock are issued by the Company in accordance with the terms of the Option Agreement. Shares of Series E Preferred Stock will be convertible into shares of the Company’s common stock on a 1-to-1 basis, subject to adjustment for stock splits and other events. Shares of Series E Preferred Stock may be purchased in one or more transactions with a minimum of $5,000,000 per purchase, until December 31, 2024, at which point the Series E Purchase Option shall expire. The Company will be obligated to file a registration statement for the resale of the Company’s common stock issuable upon conversion of shares of Series E Preferred Stock and shall use reasonable best efforts to obtain and maintain the effectiveness of such registration statement during the term of the Option Agreement.

In connection with the exercise of the Series E Purchase Option, Drawbridge will receive warrants to purchase three shares of common stock (“Common Stock Warrants”) for each share of Series E Preferred Stock purchased. The Common Stock Warrants will have terms and conditions similar to those warrants included in the purchase of the Company’s Series D Preferred Stock. The Common Stock Warrants will have a term of five years from the date of grant and an exercise price equal to the applicable purchase price for the shares of Series E Preferred Stock. The Common Stock Warrants will also permit cashless exercise to be calculated as a function of the warrant’s Black-Scholes value plus an additional $1.25 per warrant exercised.

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

In May 2022, we transferred $5.6 million cash to a surety bond to cover this liability while our appeal is in process.

Federal and State Tax Liabilities

We have recorded a liability associated with past due amounts owed to the Internal Revenue Service (“IRS”) and the Employment Development Department of California (“EDD”) for failing to remit payroll taxes associated with MTI and the Company’s employees. As of June 30, 2022, we had an accrued liability of $0.3 million of accrued payroll taxes related to EDD liabilities. This was subsequently paid off in full during July 2022.

On April 14, 2022, the Company entered into an instalment with the IRS to pay $45,000 per month related to unpaid federal payroll liabilities plus accrued interest and penalties. As of June 30, 2022 we had an accrued liability of $2.6 million of accrued payroll taxes related to IRS liabilities.

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

The contractual target dates and milestones have been severely disrupted due to the occurrence COVID-19. As a result, our management believes the COVID-19 pandemic represents a Force Majeure event (that is, the pandemic has impacted our and Linghang Boao Group LTD’s ability to meet their respective contractual obligations due to restriction in movement, stoppage of production, increase in costs due to scarcity of raw materials components, labor shortages, shortage of funds, disruption in the supply chains, U.S. governmental closures of ports/borders and travel restrictions). Based on the foregoing, we believe there is no breach of contract due to our failure of performance. We sustained a loss of $390,000 at September 30, 2020 due to contract nonperformance and force majeure. There are no accrued liabilities recorded for any remaining milestone payments at June 30, 2022.

On May 12, 2022, the Company received official notification that the 2019 contractual arrangement will resume under the original contractual terms. They acknowledge that the COVID-19 pandemic had delayed the original plan, and Linghang Boao Group LTD looks forward to resuming the battery partnership with Mullen Automotive.

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

On January 21, 2022, the arbitrator issued a procedural order granting GEM’s request to file a dispositive motion. GEM filed its dispositive motion is on February 14, 2022. Mullen’s filed its opposition to the dispositive motion on March 3, 2022. On April 4, 2022, the court denied GEM’s dispositive motion. The parties exchanged discovery requests on May 10, 2022. Responses were served on June 14, 2022. The follow up hearing with the arbitrator set for June 22, 2022 was adjourned. The parties recently served amended responses along with supplemental document productions on August 2, 2022 as required by the arbitrator at the July 27, 2022 hearing related to ongoing discovery issues. The parties expect a ruling from the arbitrator regarding same shortly. All party depositions have been scheduled.

Odyssey Group Settlement

On August 13, 2021, MTI and Odyssey Group reached a settlement concerning disputes and differences that arose from collections on invoices and liens pending pursuant to Odyssey’s Client Account and the Odyssey Group Consulting Agreement. Odyssey alleged that the MTI owed $503,637 at June 30, 2021. The parties agreed that Odyssey would receive $50,000 and 500,000 shares of MTI common stock (pre-merger). Additionally, Odyssey will receive an equivalent of $10,000 in cash or common stock from MAI. The obligation to pay Odyssey may be terminated upon 30-days’ notice by either party. A release of liability for the amounts owed on the Consulting arrangement was signed and executed on the settlement date. The Company has issued Odyssey the 500,000 common shares worth $1.25 million and paid $50,000 in cash and common stock. The $10,000 in cash or common stock provision has not been terminated by either party. Odyssey/Adam Grill’s contract was terminated on March 31st and the last effective date of the Consulting Contract was April 30, 2022.

TOA Trading LLC Litigation

This claim arises out of an alleged breach of contract related to an unpaid finder’s fee. On April 11, 2022, Plaintiffs TOA Trading LLC and Munshibari LLC filed a complaint against Mullen Automotive, Inc. and Mullen Technologies, Inc. in the United States District Court for the Southern District of Florida. On May 18, 2022, the Company filed a Motion to Dismiss or in the Alternative, Transfer Venue. Plaintiffs filed their opposition on June 3, 2022. The Company filed its reply on June 8, 2022. The court has taken the motions under submission. The Company expects a ruling in two-to-three months.

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

Net Element Stockholder Litigation

On May 28, 2021, a Net Element stockholder filed a complaint against Net Element and Mullen Acquisition, Inc., and certain named individuals regarding the proposed merger transaction. The complaint alleges, among other things, a potential dilution of the value of Net Elements stock and a failure to act in a fiduciary duty to its stakeholders. On September 3, 2021, a Net Element stockholder filed a lawsuit against Net Element, Mullen Technologies, Inc. and Mullen Acquisition, Inc., and certain individuals regarding the proposed merger agreement. The lawsuit alleges material omissions regarding the merger transaction and seeks to prevent the consummation of the merger agreement, as well as certain other equitable relief.

Based upon information presently known to management, the Company believes that the potential liability from the May 2021 complaint and September 2021 lawsuit, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

Mullen Stockholder Litigation

Margaret Schaub v. Mullen Automotive, Inc.

On May 5, 2022, Plaintiff Margaret Schaub filed a complaint against Mullen Automotive, Inc. f/k/a Net Element, Inc, David Michery, and Oleg Firer in the United States District Court Central District of California on (Case No. 2:22-cv-03026). The complaint alleges violation of section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violation of section 20(a) of the Exchange Act arising out of claims made in the Hindenburg article. On June 16, 2022, the Company’s insurance company (AXIS) accepted coverage for this lawsuit. The Company engaged King & Spaulding as defense counsel.

On July 5, 2022, movants Duy Nguyen, Mejgan Mirbaz, and David Reed filed motions to consolidate this matter and the Gru matter (see below) into once case and for appointment of lead plaintiff/lead counsel.  Subsequently, Plaintiff Nguyen withdrew his motion and Plaintiff Reed filed notice that he did not oppose Plaintiff Mirbaz’ motion. On August 4, 2022, the court granted Plaintiff Mirbaz’ unopposed motion to consolidate the case and for appointment as lead plaintiff/counsel. The court further vacated the August 5, 2022, hearing on the motions to consolidate.

The Company was served with the complaint on August 1, 2022. Its response is due filed on or before August 22, 2022.

David Gru v. Mullen Automotive, Inc.

On May 12, 2022, Plaintiff David Gru filed a complaint against Mullen Automotive, Inc. f/k/a Net Element, Inc, David Michery, and Oleg Firer in the United States District Court Central District of California (Case No. 8:22-cv-976). The complaint alleges violation of section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violation of section 20(a) of the Exchange Act arising out of claims made in the Hindenburg article. On June 16, 2022, the Company’s insurance company (AXIS) accepted coverage for this lawsuit. The Company has not been served with the complaint. The Company engaged King & Spaulding as defense counsel. On August 4, 2022, the court consolidated this action into the Schaub action (see above). As a result, the court ordered this matter to administratively closed.

Ram Hari Khadka v. Mullen Automotive, Inc.

This claim was filed on June 23, 2022 in the Court of the Chancery of the State of Delaware (Case No. Case No. 2022-0542) by Plaintiff Ram Hari Khadka against Mullen Automotive, Inc., David Michery, Jerry Alban, Kent Puckett, Mary Winter, Mark Betor, William Miltner, and Jonathan New . The matter arises out of an alleged breach of fiduciary duty related to a grant of performance equity awards to the Company’s Chief Executive Officer pursuant to a performance stock award agreement, which was recommended for approval by the Company’s Compensation Committee on April 29, 2022 and approved by its Board of Directors on May 5, 2022. The Company engaged McDermott Will & Emery LLP as defense counsel. The Company finalized and issued a supplemental disclosure to its June 10, 2022 proxy statement to its stockholders in advance of its July 26, 2022, annual meeting of stockholders. The supplemental disclosure provides additional information to stockholders regarding the performance stock award agreement.

On July 29, 2022, Plaintiff filed a notice and proposed order voluntarily dismissing the action and moot and retaining jurisdiction to determine Plaintiff's counsel's application for an award of attorney's fees and reimbursement of expenses. The order was entered by the court on August 5, 2022.

Jeff Witt v. Mullen Automotive, Inc.

On August 1, 2022, Plaintiffs Jeff Witt and Joseph Birbigalia, derivatively on behalf of nominal defendant Mullen Automotive, Inc. f/k/a Net Element, Inc. filed a derivative complaint on August 1, 2022 in the United States District Court Central District of California (Case No. Case No. 2:22-cv-05336) against David Michery, Ignacio Novoa, Mary Winter, Kent Puckett, Mark Betor, William Miltner, Jonathan New, Mullen Automotive, Inc. f/k/a Net Element, Inc.. The matter arises out of an alleged breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and violation of Section 14 of the Exchange Act related to claims made in the Hindenburg article. The lawsuit further alleges that all defendants caused the Company to issue the false and misleading statements that were outlined in the Hindenburg piece. The Company has engaged King & Spaulding as defense counsel. Once the Company has been served, it anticipates filing a motion to stay this matter pending the outcome of the Schaub matter.

On August 3, 2022, the Company reported this matter to its insurance carrier. The Company is awaiting a coverage determine from its carrier.

NOTE 18 – RELATED PARTY TRANSACTIONS

At June 30, 2022 and September 30, 2021, respectively, the Drawbridge Investments, LLC relationship comprised various loans and advances, common shares, and preferred shares. The Common and Preferred Shares presented are shares in MAI, since issued MTI shares were exchanged due to the merger.

Drawbridge Related Transactions
(Cumulative)	June 30, 2022			September 30, 2021
Description	Loan Principal	# of Shares	FV of Shares	Loan Principal	# of Shares	FV of Shares
Various Notes	$—	—	$—	$23,831,554	—	$—
Common Shares	—	13,931,103	14,209,725	—	8,130,384	66,994,364
Preferred Shares - Series A	—	—	—	—	2,335	3,012
Preferred Shares - Series B	—	—	—	—	5,567,319	49,215,100
Total Related Party Transactions	$—	13,931,103	$14,209,725	$23,831,554	13,700,038	$116,212,476

*    Shares are MAI common and preferred shares.

Chief Executive Officer Loans to MAI

From time to time, the Company’s CEO provides loans to the Company. The outstanding balances for these loans were zero and $479,914 at June 30, 2022 and September 30, 2021. During the three and nine months ended June 30, 2022, the Company repaid the outstanding loan balances in full.

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Technologies and its subsidiaries. Mr. Miltner also is an elected Director for MAI, beginning his term in August 2021. For the three and nine months ended June 30, 2022, Mr. Miltner received $178,640 and $804,120, respectively, for legal services rendered to us. Mr. Miltner has been providing legal services to the Company since 2020.

Mary Winters

On October 26, 2021, MAI entered into a 1-year consulting agreement with Mary Winters, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities for the period from October 1, 2021 to September 30, 2022, in the amount of $60,000 annually or $5,000 per month. As of June 30, 2022, Ms. Winter has received $30,000 in consulting payments.

Short-Term Financing

On January 14, 2022, MAI executed a Letter of Intent (“LOI”) with Mark Betor, MAI Director, for a 90-day $1,000,000 loan. The loan was be evidenced by a Promissory Note with a maturity date for full repayment of loan no later than April 11, 2022. Total agreed repayment amount was $1,150,000, which included an interest charge of $150,000. Collateral included a first lien position 1 Greentech Drive, Tunica, MS. MAI Board of Directors approved transaction on January 18, 2022. Mr. Betor abstained from voting. On March 3, 2022 this loan was repaid in full.

Ignacio Novoa

On June 9, 2022, the board of directors of the Company appointed Ignacio Novoa as a director effective as of the Effective Date.  The Company and Mr. Novoa entered into a 1-year Consulting Agreement, dated January 12, 2022, whereby Mr. Novoa provides electric vehicle market research, analysis of market trends in the electric vehicle industry and other research and services. Mr. Novoa was issued an aggregate of 255,500 shares of Common Stock pursuant to the terms of the Consulting Agreement. Other than as described above, Mr. Novoa does not have a direct or indirect material interest in any “related party” transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. There are no family relationships between Mr. Novoa and any director or executive officer of the Company.

Jerry Alban

On June 7, 2022, Jerry Alban notified the Company that he will retiring effective June 30, 2022 (“Effective Date”). Accordingly, he will no longer be Chief Operating Officer or a member of the board of directors of the Company as of the Effective Date. Mr. Alban’s decision to retire was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operation, policies (including accounting or financial policies) or practices.

On June 27, 2022, the Company entered into a 1-year consulting agreement with Mr. Alban, who is expected to consult on organizational, financial, and operational matters concerning MAI. The agreement is $60,000 per annum with $5,000 monthly installments. The first payment begins on August 1, 2022 with successive payments due on the first day each month thereafter. On June 27, 2022, the Company and Mr. Alban also entered into an Employment Separation Agreement pursuant to which the Company agreed to pay Mr. Alban a single lump sum of $53,846.15 and issue to Mr. Alban 250,000 shares of common stock.

NOTE 19 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through August 12, 2022, which is the date these condensed consolidated financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the carve-out financial statements:

Registered Filing

Registration Statement Form S-3

On August 5, 2022, the Company filed Registration Statement Form S-3.  The Company registered the resale of Conversion Shares and the Warrant Shares as required by that certain Registration Rights Agreement, entered into among Mullen Technologies, Inc (“Mullen Technologies”) and certain of the Selling Stockholders and that certain Exchange Agreement, entered into among Mullen Technologies and certain of the Selling Stockholders. The Offered Shares consisted solely of

4,533,353 shares of our Common Stock, 11,139,665 shares of our Common Stock issuable upon conversion of our preferred stock, and up to 508,394,030 shares of our Common Stock issuable upon exercise of outstanding warrants to purchase shares of our Common Stock”.

Annual Meeting of Stockholders

Authorized Increase in Common and Preferred Stock

On July 26, 2022, at the 2022 Annual Meeting, the Company’s stockholders approved an amendment (the “Amendment”) to Section A of Article III of the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to increase the Company’s number of shares of authorized common stock, par value $0.01 per share, from 500,000,000 shares to 1,750,000,000 shares and increase the number of shares of Preferred Stock that we are authorized to issue from 58,000,000 shares of Preferred Stock to 500,000,000 shares of Preferred Stock, with a corresponding increase in our total authorized capital stock, which includes Common Stock and Preferred Stock, from 558,000,000 shares to 2,250,000,000 shares.

On July 26, 2022, the Company filed the Certificate of Amendment to the Company’s Certificate of Incorporation with the Delaware Secretary of State implementing the Amendment.

Performance Stock Award Agreement

On May 5, 2022, the Company’s Board of Directors (1) determined that the grant of performance equity awards to the Chief Executive Officer (“CEO Performance Award”) pursuant to the Performance Stock Award Agreement (the “PSA Agreement”) was advisable and in the best interests of the Company and its stockholders and (2) approved entering into the PSA Agreement and the grant of the CEO Performance Award.

On July 26, 2022, at the 2022 Annual Meeting, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(c), of the issuance of shares of common stock to the Company’s Chief Executive Officer, David Michery, pursuant to the PSA Agreement. The CEO Performance Award represents the right of Mr. Michery to receive shares of common stock of the Company based on the achievement of milestones, subject to the terms and conditions set forth in the PSA Agreement.

2022 Equity Incentive Plan

On July 26, 2022, at the 2022 Annual Meeting of Stockholders (“2022 Annual Meeting”) of the Company, the Company’s stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”). Additional details about the 2022 Plan are set forth in the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on June 24, 2022 and the Supplement to the Proxy Statement filed with the SEC on July 13, 2022.

The 2022 Plan provides for grants of stock options, stock appreciation rights , stock awards and restricted stock units, all of which are sometimes referred to individually, to employees, consultants, non-employee directors of the Company and its subsidiaries. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code, or non-qualified stock options. The 2022 Plan authorizes the grant of awards relating to up to 175,000,000 shares of the Company’s common stock.

Class 1 Directors

On July 26, 2022, the following individuals were elected as Class 1 Directors:

1.	David Michery
2.	Ignacio Novoa
3.	Mary Winter

The nominees have been elected to serve as Class I director on the Board of Directors for a three-year term ending as of the annual meeting in 2025 or until their respective successors are elected and qualify.

Ratification of Independent Auditor

MAI stockholders approved the appointment of Daszkal Bolton LLP as the independent registered public accounting firm of the Company for the fiscal year ending September 30, 2022.

Binding Agreement

Del Pack Logistics, LLC

On July 11, 2022, the Company signed a binding agreement (the “Agreement”) with DelPack Logistics, LLC (“DPL”), an Amazon Delivery Service Partner, for DPL to purchase up to 600 Mullen Class 2 EV cargo vans over the next 18 months.

Conditions to the Agreement between Mullen and DPL include the following:

•	DPL will place a purchase order for up to 600 Mullen Class 2 Electric Cargo Vans over the next 18 months

•	The 600 Class 2 EV Cargo Vans will be fully homologated for the United States

•	The first 300 fully homologated for the United States Mullen Class 2 EV Cargo Vans can be delivered to DPL by Nov. 30, 2022, at the request of DPL

All Mullen Class 2 Electric Cargo Vans will be equipped with all airbags as required by United States standards and a cabin comfort package, including adjustable seats, cup holders, an infotainment system, and comfortable passenger seat. In addition, the Mullen Class 2 Electric Cargo Vans will carry a minimum of an 80 kilowatt per hour battery pack.

Business Operations and Plans

Irvine Automotive Development Center

On June 29, 2022, the Company signed a lease with the Lakeview Business Center, LLC. The leased property is located at Suite 100, 100 Technology Drive, Irvine, CA 92618. The approximate rentable space is 31,603 rentable square feet of office space. The new lease will expire in July 2025, with an option to renew for a further 36 months. Under this lease arrangement, the present value of future lease payments is $654,636.

Beginning August 1, 2022, the Company plans to move into the newly leased space. Various departments will be relocated to the new office space, Engineering Design and Development, Styling, Program Management, Marketing, and Finance teams.

Detroit EV Technology Team

On August 3, 2022 the Company announced plans to open a new location in Pontiac, Michigan and the hiring of approximately 11 new hires. The planned “Detroit Tech Center” will be home to a new division of engineers and technology developers focused on Mullen’s Class 1 – 5 commercial vehicle development. At the proposed new location, the Company plans to hire a total of 50 employees by the end of 2022.

Tax Liabilities

Repayment of State Tax Liabilities

On July 19, 2022, the Company repaid its state tax liability of $334,358.11 with the Employment Development Department of California.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollar amounts, except percentages)
Operating costs and expenses:
General and administrative	$10,896,800	$4,926,154	$5,970,646	121%
Research & development	7,324,365	1,479,399	5,844,966	395%
Total operating costs and expenses	18,221,165	6,405,553	11,815,612	184%
Loss from operations	$(18,221,165)	(6,405,553)	(11,815,612)	184%

Other income (expense):
Interest expense	(5,346,766)	(8,339,195)	2,992,429	(36)%
Other financing costs	—	(506,654)	506,654	(100)%
Incentive fee to creditor for transfer of note payable	(23,085,886)	—	(23,085,886)	100%
Loss on disposal of fixed assets	(50,574)	—	(50,574)	100%
Penalty for insufficient authorized shares	(3,495,000)	—	(3,495,000)	100%
Revaluation of Liability to Issue Shares	3,045,000	—	3,045,000	100%
Other income (expense), net	(12,317,169)	—	(12,317,169)	100%
Total other income (expense)	(41,250,395)	(8,845,849)	(32,404,546)	366%
Net loss	$(59,471,560)	$(15,251,402)	$(44,220,158)	290%

General and Administrative

General and administrative expenses increased by $5.9 million or 121% to $10.8 million in the three months ended June 30, 2022 from $4.9 million in the three months ended June 30, 2021, primarily due to increases in professional services, marketing, and compensation related expenses associated with the growth of personnel and resources.

Research and Development

Research and development expenses increased by $5.8 million or 395% to $7.3 million in the three months ended June 30, 2022 from $1.5 million in the three months ended June 30, 2021. Research and development expenses primarily consist of engineering, homologation, and prototyping costs as well as personnel-related costs for employees and consultants. These costs are expected to rise in the future with continuing development of the Mullen FIVE car and Mullen One van programs.

Interest Expense

Interest expense decreased by $3.0 million or (36)% to $5.3 million in the three months ended June 30, 2022 from $8.3 million in the three months ended June 30, 2021, primarily due to the decrease in the convertible debt portfolio, as well as the paydown of debt principal during the current fiscal year.

Incentive fee to creditor for transfer of note payable

During June 2022, Incentive fee to creditor for transfer of note payable increased by $23.1 million due to the valuation of the Series E option, which had been issued in connection to the extinguishment of a promissory note with DBI-Drawbridge.

Penalty for insufficient authorized shares

Penalty for insufficient authorized shares increased $3.5 million, compared to the same period in 2021, due to additional charges the Company has committed to pay, in cash or stock, related to the insufficient number of shares authorized.

Revaluation of Liability to Issue Shares

Revaluation of Liability to Issue Shares increased $3.0 million, compared to the same period in 2021, due to a positive change in the liability to issue 10,500,000 shares related to the conversion of a convertible note.

Other income (expense), net

Other expense, net increased by $12.3 million, compared to the same period in 2021, due to the valuation of derivatives and the liability to issue shares in connection with other convertible instruments.

Net Loss

Net loss was $59.5 million for the three months ended June 30, 2022, an increase of $44.2 million or 290% from $15.3 million in the three months ended June 30, 2021, mainly for the reasons discussed above.

Comparison of the Nine Months Ended June 30, 2022 to the Nine Months Ended June 30, 2021

The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended
	June 30,
	2022	2021	$ Change	% Change

	(dollar amounts, except percentages)
Operating costs and expenses:
General and administrative	$53,067,316	$12,555,572	$40,511,744	323%
Research & development	9,665,126	2,535,693	7,129,433	281%
Total operating costs and expenses	62,732,442	15,091,265	47,641,177	316%
Loss from operations	(62,732,442)	(15,091,265)	(47,641,177)	316%

Other income (expense):
Interest expense	(29,906,225)	(13,784,976)	(16,121,249)	117%
Other financing costs	—	(1,559,961)	1,559,961	(100)%
Loss on debt settlement	(41,096)	—	(41,096)	100%
Gain (loss) on extinguishment of indebtedness, net	74,509	890,581	(816,072)	(92)%
Incentive fee to creditor for transfer of note payable	(23,085,886)	—	(23,085,886)	100%
Loss on disposal of fixed assets	(50,574)	—	(50,574)	100%
Penalty for insufficient authorized shares	(3,495,000)	—	(3,495,000)	100%
Revaluation of Liability to Issue Shares	3,045,000	—	3,045,000	100%
Other income (expense), net	(12,317,170)	—	(12,317,170)	100%
Total other income (expense)	(65,776,442)	(14,454,356)	(51,322,086)	355%
Net loss	$(128,508,884)	$(29,545,621)	$(98,963,263)	335%

General and Administrative

General and administrative expenses increased by $40.5 million or 323% from $12.6 million in the nine months ended June 30, 2021 to $53.1 million in the nine months ended June 30, 2022, primarily due to increases in professional services, marketing, and compensation related expenses associated with the growth of personnel and resources.

Research and Development

Research and development expenses increased by $7.1 million or 281% from $2.5 million through the nine months ended June 30, 2021 to $9.7 million through the nine months ended June 30, 2022. During the nine month period ended June 30, 2022, the Engineering Team has been working on battery development and various stages of program car development.

Research and development costs are expensed as incurred. Research and development expenses primarily consist of engineering, homologation, and prototyping costs as well as personnel-related costs for employees and consultants. These costs are expected to rise in the future with continuing development of the Mullen FIVE car and Mullen One van programs.

Interest Expense

Interest expense increased by $16.1 million or 117% from $13.8 million through the nine months ended June 30, 2021 to $29.9 million through the nine months ended June 30, 2022, primarily due to the significant increase in the convertible debt portfolio, coupled with the conversion of these financial instruments to equity due to merger with Net Element. The conversion to preferred C stock increased the amortization expense.

Gain (loss) on extinguishment of debt

During November 2020, the U.S. Small Business Administration approved the CARES Act loan forgiveness amount of $0.9 million in principal and accrued interest on November 20, 2020.

Incentive fee to creditor for transfer of note payable

During June 2022, Incentive fee to creditor for transfer of note payable increased by $23.1 million due to the valuation of the Series E option, which had been issued in connection to the extinguishment of a promissory note with DBI-Drawbridge.

Penalty for insufficient authorized shares

Penalty for insufficient authorized shares increased $3.5 million, compared to the same period in 2021, due to additional charges the Company has committed to pay, in cash or stock, related to the insufficient number of shares authorized.

Revaluation of Liability to Issue Shares

Revaluation of Liability to Issue Shares increased $3.0 million, compared to the same period in 2021, due to a positive change in the liability to issue 10,500,000 shares related to the conversion of a convertible note.

Other income (expense), net

Other expense, net increased by $12.3 million, compared to the same period in 2021, due to the valuation of derivatives and the liability to issue shares in connection with other convertible instruments.

Net Loss

Net loss was $128.5 million for the nine months ended June 30, 2022, an increase of $98.9 million or 335% from $29.6 million in the nine months ended June 30, 2021, mainly for the reasons discussed above.

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

As of June 30, 2022, our cash and cash equivalents amounted to $61.1 million primarily due to $43.9 million from the issuance of 4,974,214 Series C Preferred Stock and 14,922,667 in associated warrants to the selling stockholders that were listed within the S-3 Registration Statement, deemed effective on April 15, 2022.  Additionally, the Company received $29.6 million in net proceeds under the $30 million Esousa Equity Line, dated September 1, 2021. We also received additional financing in the amount of $15.0 million in equity issuances.

Total debt of $8.9 million continues its downward trend. Debt has decreased significantly from September 30, 2021 due to principal paydowns, debt payoffs, and conversion of convertible debt to equity.

On July 26, 2022, MAI stockholders approved a proposal to issue $275 million in Series D Preferred Stock and associated warrants in exchange for cash.  The projected capital raise is expected to provide sufficient liquidity and capital resources for 2023. On August 5, 2022, the Company filed a S-3 Registration Statement for selling stockholders.  The Company will receive approximately $43 million in cash in exchange for Series C Preferred Stock and associated warrants for the remainder of 2022.

We expect our capital expenditures and working capital requirements to increase substantially in the near term, as we seek to produce our initial EVs, develop our customer support and marketing infrastructure and expand our research and development efforts. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments.  See Note 1 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness and Common Stock. Short-term debt comprises a significant component of our funding needs. Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year of more.

Short and Long-Term Debt

The short-term debt classification primarily is based upon loans due within twelve-months from the balance sheet date, in addition to loans that have matured and remain unpaid. Management plans to renegotiate matured loans with creditors for favorable terms, such as reduce interest rate, extend maturities, or both; however, there is no guarantee favorable terms will be reached. Until negotiations with creditors are resolved, these matured loans remain outstanding and will be classified within short-term debt on the balance sheet. Interest and fees on loans are being accounted for within accrued interest. The loans are secured by substantially all the Company’s assets. Several principal stockholders have provided loans to and hold convertible debt of the Company and are related parties.

The following is a summary of our debt as of June 30, 2022:

	Net Carrying Value
	Unpaid Principal				Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$3,049,955	$3,049,955	$—	0.00% - 15.00%	Past Due
Promissory Notes	5,000,000	—	5,000,000	9%	2024
Demand Note	—	—	—	27%	2020
Convertible Unsecured Notes	1,096,787	—	1,096,787	28%	2024
Real Estate Note	256,850	37,651	219,199	5%	2023
Loan Advances	558,158	558,158	—	0.00% - 10.00%	Past Due
Less: Debt Discount	(1,059,375)	—	(1,059,375)	NA	NA
Total Debt	$8,902,375	$3,645,764	$5,256,611	NA	NA

The following is a summary of our debt as of September 30, 2021:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$5,838,591	$5,838,591	$—	0.00% - 15.00%	2016 - 2021
Promissory Notes	23,831,912	23,831,912	—	28.00%	2021 – 2022
Demand Note	500,000	500,000	—	27.00%	2020
Convertible Unsecured Notes	15,932,500	15,932,500	—	15.00%-20.00%	2021 - 2022
Real Estate Note	283,881	36,269	247,612	5.00%	2023
Loan Advances	1,122,253	1,122,253	—	0.00% - 10.00%	2019 – 2020
Less: Debt Discount	(8,060,555)	(8,060,555)	—	NA	NA
Total Debt	$39,448,582	$39,200,970	$247,612	NA	NA

Cash Flows

The following table provides a summary of Mullen’s cash flow data for the nine months ended June 30, 2022 and 2021:

	Nine Months Ended June 30,
Net cash provided by (used in):	2022	2021
Operating activities	$(43,220,594)	$(13,037,107)
Investing activities	(11,273,433)	(141,439)
Financing activities	115,563,116	13,809,405

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

Net cash used in operating activities was $43.2 million in the nine months ended June 30, 2022, an increase from $13.0 million net cash used in activities in the nine months ended June 30, 2021.

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

Net cash used in investing activities was $11.2 million in the nine months ended June 30, 2022, an increase from $0.1 million used in investing activities in the nine months ended June 30, 2021.

Cash Flows provided by Financing Activities

Through June 30, 2022, we have financed our operations primarily through the issuance of convertible notes equity securities, and warrants registered under the S-3 Registration Statements deemed effective February 3, 2022 and April 15, 2021, respectively.

Net cash provided by financing activities was $115.6 million for the nine months ended June 30, 2022 primarily due to issuance of equity, as compared to $13.8 million net cash provided by financing activities for the nine months ended June 30, 2021, which included (i) $12.1 million net proceeds from issuance of notes payable, which was partially offset by $15.1 million of payments of notes payable; (ii) $40.1 million in net proceeds from issuance of Common Stock; (iii) $15 Million in proceeds from a Note Receivable and (iv) $63.9 million in proceeds to issue preferred C shares.

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of June 30, 2022, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended June 30,	Payments
2022 (6 months)	$294,069
2023	1,157,693
2024	824,287
2025	436,156
2026	222,787
2027 and Thereafter	—
Total Future Minimum Lease Payments	$2,934,992

We currently lease our headquarters space in the Los Angeles area under a single lease classified as an operating lease expiring in March 2026. We have not executed any binding agreement for leases beyond 2026.

On June 29, 2022, the Company signed a lease with the Lakeview Business Center, LLC.  The leased property is located at Suite 100, 100 Technology Drive, Irvine, CA 92618.  The approximate rentable space is 31,603 rentable square feet of office space. The new lease will expire in July 2025, with an option to renew for a further 36 months. Under this lease arrangement, the present value of future lease payments is $654,636.

Beginning August 1, 2022, the Company plans to move into the newly leased space. Various departments will be relocated to the new office space, Engineering Design and Development, Styling, Program Management, Marketing, and Finance teams.

Scheduled Debt Maturities

The following are scheduled debt maturities:

	Years Ended June 30,
	2022 (6 months)	2023	2024	2025	2026	2027	Thereafter	Total
Total Debt	$3,645,764	$219,199	$5,037,412	$—	$—	$—	$—	$8,902,375

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 17 – Contingencies and Claim of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

In connection the retirement by Jerry Alban from the Company  as Chief Operating Officer and a director effective June 30, 2022 (as previously reported in a Current Report on Form 8-K filed with the SEC on June 10, 2022) (“Effective Date”), on June 27, 2022, the Company and Mr. Alban entered into an Employment Separation Agreement pursuant to which the Company agreed to pay Mr. Alban a single lump sum of $53,846.15 and issue to Mr. Alban 250,000 shares of common stock.

On June 29, 2022, the Company signed a lease with the Lakeview Business Center, LLC.  The leased property is located at Suite 100, 100 Technology Drive, Irvine, CA 92618.  The approximate rentable space is 31,603 rentable square feet of office space. The new lease will expire in July 2025, with an option to renew for a further 36 months. Under this lease arrangement, the present value of future lease payments is $654,636. Beginning August 1, 2022, the Company plans to move into the newly leased space. Various departments will be relocated to the new office space, Engineering Design and Development, Styling, Program Management, Marketing, and Finance teams.

Item 6. Exhibits

Exhibit	Description
3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Mullen Automotive, Inc., dated March 8, 2022  (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 10, 2022).

10.1	Securities Purchase Agreement dated June 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2022).
10.1(a)

Amendment No. 1 dated June 23, 2022 to Securities Purchase Agreement dated June 7, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2022).

10.2

Amended and Restated Secured Convertible Note and Security Agreement dated June 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2022).

10.3	Letter Agreement dated June 17, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 21, 2022).
10.4#	Mullen Automotive Inc. 2022 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement (Schedule 14A) filed with the SEC on June 24, 2022).
10.5#

CEO Performance Stock Award Agreement dated May 5, 2022 between Mullen Automotive Inc. and David Michery (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2022).

10.6*	Employment Separation Agreement between the Company and Jerry Alban dated June 27, 2022
10.7*	Lease dated June 29, 2022 between the Company and with the Lakeview Business Center, LLC.
10.8*	Consulting Agreement dated January 12, 2022 between the Company and Ignacio Novoa.
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

Mullen Automotive Inc.

August 12, 2022	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

/s/ Kerri Sadler
Kerri Sadler
Chief Financial Officer
(Principal Financial and Accounting Officer)