Form 10-K
period 2022-09-30
MULLEN AUTOMOTIVE INC.
filed 2023-01-13
CIK 1499961

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

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

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of March 31, 2022 was approximately $656.8 million.

The registrant had 1,696,543,863 shares of common stock outstanding as of January 6, 2023.

Documents Incorporated by Reference: None

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Report include but are not limited to:

●	We have incurred significant losses since inception, and we expect that we will continue to incur losses for the foreseeable future;
●	We will require substantial additional financing to effectuate our business plan;
●	We have not yet manufactured or sold any production vehicles to customers and may never develop or manufacture any vehicles;
●	Our limited operating history makes it difficult for us to evaluate our future business prospects;
●	Our auditor has expressed substantial doubt about our ability to continue as a going concern;
●	Certain of our lenders and the Internal Revenue Service have liens on our assets;
●	We have not paid, and do not plan to pay, cash dividends on our Common Stock, so any return on investment may be limited to the value of our Common Stock;
●	Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.
●	Our commitments to issue shares of Common Stock or securities that are convertible into shares of Common Stock may cause significant dilution to stock holders;
●	Our commitment to issue shares of Common Stock pursuant to the terms of the Notes, our preferred stock and the Warrants could encourage short sales by third parties which could contribute to the future decline of stock price;
●	We may not be able to maintain compliance with continued listing requirements of the NASDAQ Capital Market;
●	We may not be able to develop, manufacture and obtain regulatory approvals for a car of sufficient quality to appeal to customers on schedule or at all;
●	Our currently planned vehicles rely on lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, potentially subjecting us to litigation, recall, and redesign risks;
●	The efficiency of a battery’s use will decline over time, which may negatively influence customers’ decisions whether to purchase an electric vehicle;
●	We rely on our OEMs, suppliers and service providers for parts and components, any of whom could choose not to do business with us;
●	We will rely on complex machinery for its operations and production, which involve a significant degree of risk and uncertainty in operational performance and costs;
●	Complex software and technology systems need to be developed in coordination with vendors and suppliers, and there can be no assurance that such systems will be successfully developed;
●	We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of its vehicles, which could harm our business and prospects;
●	The inability of our suppliers, including single or limited source suppliers, to deliver components in a timely manner or at acceptable prices or volumes could have a material adverse effect on our business and prospects;
●	Financial distress of our suppliers could necessitate that we provide substantial financial support, which could increase our costs, affect our liquidity or cause production disruptions;

●	We have a limited operating history and face significant challenges as a new entrant into the automotive industry;
●	We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future, casting doubt on our ability to continue as a going concern;
●	Our business model is untested, and it may fail to commercialize our strategic plans;
●	Our operating and financial results forecast relies on assumptions and analyses we developed and may prove to be incorrect;
●	We may be unable to accurately estimate the supply and demand for our vehicles;
●	Increased costs or disruptions in supply of raw materials or other components could occur;
●	Our vehicles may fail to perform as expected;
●	The automotive market is highly competitive;
●	The automotive industry is rapidly evolving and demand for our vehicles may be adversely affected;
●	We may be subject to risks associated with autonomous driving technology;
●	Our distribution model is different from the predominant current distribution model for auto manufacturers;
●	Our future growth is dependent on the demand for and consumers’ willingness to adopt electric vehicles;
●	Government and economic incentives could become unavailable, reduced or eliminated;
●	Our failure to manage our future growth effectively;
●	We may establish insufficient warranty reserves to cover future warranty claims;
●	We may not succeed in establishing, maintaining and strengthening our brand;
●	Doing business internationally may expose us to operational and financial and political risks;
●	We are highly dependent on the services of David Michery, our Chief Executive Officer;
●	Our business may be adversely affected by labor and union activities;
●	We face risks related to health epidemics, including the recent COVID-19 pandemic;
●	Reservations for our vehicles are cancellable;
●	We may face legal challenges relating to direct sales to customers;
●	We face information security and privacy concerns;
●	We may be forced to defend ourselves against alleged patent or trademark infringement claims and may be unable to prevent others from unauthorized use of our intellectual property;
●	Our patent applications may not issue as patents, the patents may expire, our patent applications may not be granted, and our rights may be contested;
●	We may be subject to damages resulting from trade secrets;
●	Our vehicles are subject to various safety standards and regulations that we may fail to comply with;
●	We may be subject to product liability claims;
●	We are or will be subject to anti-corruption, bribery, money laundering, and financial and economic laws;
●	Risk of failure to improve our operational and financial systems to support expected growth;
●	Risk of failure to build our financial infrastructure and improve our accounting systems and controls;
●	The concentrated voting control of David Michery, Mullen’s founder;
●	The priority of the holders of our debt and preferred stock over the holders of our common stock in the event of liquidation, dissolution or winding up;
●	The number of shares of common stock underlying our outstanding warrants and preferred stock is significant in relation to our currently outstanding common stock;
●	The dearth of analyst coverage;
●	Other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

These forward-looking statements are only predictions, and we may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, so you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in one or more of the forward-looking statements we make in this Annual Report. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our business, financial condition and operating results. We have included important factors in the cautionary statements included in this Annual Report, particularly in Part I, Item 1A, titled “Risk Factors,” that could cause actual future results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements in this Annual Report do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I

ITEM 1. BUSINESS.

References in this Annual Report to the “Company”, “we”, “us”, “our” or similar references, or “Mullen,” mean Mullen Automotive Inc., a Delaware corporation, and its subsidiaries Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC., a Delaware corporation, Mullen Investment Properties LLC, a Mississippi corporation, and Bollinger Motors, Incorporated a consolidated subsidiary.

Background

We are a Southern California-based electric vehicle company that operates in various verticals of businesses focused within the automotive industry. The Company was originally formed on April 20 2010, as a developer and manufacturer of electric vehicle technology. During 2021, the Company completed a merger with Net Element, Inc., a Delaware-incorporated company1. The Company changed its name from “Net Element, Inc.” to “Mullen Automotive Inc.” The Nasdaq Stock Market, LLC (Nasdaq Capital Market) ticker symbol for the Company’s Common Stock changed from “NETE” to “MULN” at the opening of trading on November 5, 2021. The CUSIP number of the Common Stock is 62526P 109.

As disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2022, Mullen Automotive Inc. (the “Company”) consummated the acquisition of 544,347 shares of common stock of Bollinger Motors, Inc., a Delaware corporation (“Bollinger Motors”), representing approximately 60% of the outstanding equity ownership on a fully diluted basis (after giving effect to the conversion or exercise of any outstanding debt and equity securities or equivalents), for an aggregate purchase price of approximately $148.6 million paid in a combination of cash and shares. The Company acquired the shares pursuant to (i) that certain Common Stock Purchase Agreement (the “Primary Purchase Agreement”), dated as of the Closing Date, by and among the Company, Bollinger Motors, and Robert Bollinger, (ii) that certain Common Stock Purchase Agreement (the “Bollinger Purchase Agreement”), dated as of the Closing Date, by and between the Company and Robert Bollinger, (iii) that certain Common Stock Purchase Agreement (the “Masters Purchase Agreement”), dated as of the Closing Date, by and between the Company and John Masters and (iv) that certain Common Stock Purchase Agreement (the “Seaport Purchase Agreement” and together with the Primary Purchase Agreement, the Bollinger Purchase Agreement, and the Masters Purchase Agreement, collectively, the “Purchase Agreements”), dated as of the Closing Date, by and between the Company and Seaport Global Asset management SPV LLC – Series A (together with Robert Bollinger and John Masters, the “Sellers”). The Company acquired 282,825 shares of common stock of Bollinger Motors directly from Bollinger Motors as a new issuance of shares and purchased an additional 261,522 shares of common stock of Bollinger Motors from the Sellers.

The Company

Mullen Automotive is a Southern California-based automotive company that will be building the next-generation of premium passenger electric vehicles (EVs), and a portfolio of Commercial vehicles.

The Mullen FIVE, the Company’s first electric crossover, is slated to start production in late 2024 and features an award-winning design and its patented PERSONA technology that utilizes facial recognition to personalize the driving experience for every individual. With an end-to-end ecosystem that will support owners from test driving to financing and servicing through a future unique dealership model, customers will be supported through every aspect of EV ownership.

On September 7, 2022, Mullen Automotive announced its first EV acquisition which will propel the company into the medium duty truck classes 4-6, along with the B1 Sport Utility and B2 Pick Up Trucks.  The purchase price was $148.6 million in cash and stock for a 60% controlling interest, which gives Mullen the majority ownership of Bollinger Motors, Inc. and positions

1 The Merger was accounted for as a reverse merger transaction, in which Mullen Automotive-California is treated as the acquirer for financial accounting purposes. For more information on the Merger, see “The Merger and Related Transactions.”

Bollinger Motors to have a competitive advantage in the retail electric sport utility and commercial vehicle markets (Please refer to Note 4-Acquisition of Bollinger Motor Inc.).

On October 22, 2022, the U.S. Bankruptcy Court approved the Company acquisition of electric vehicle company ELMS’ (Electric Last Mile Solutions) assets in an all-cash purchase. In the Chapter 7 approved transaction, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana, all inventory, and intellectual property for their Class 1 and Class 3 vehicles (See Note 20 – Subsequent Events).

The ELMS asset acquisition and the recent acquisition of the majority ownership of Bollinger Motors give Mullen the ability to integrate Bollinger’s vehicle platforms, B1 and B2, along with Mullen’s FIVE and FIVE RS platforms into an already existing former ELMS manufacturing facility. As a result, this will accelerate the launch of the Bollinger B1 and B2 consumer vehicles.

Manufacturing optimization will include moving the Mullen FIVE EV Crossover production to the Mishawaka Factory from the Tunica, MS facility. Mullen FIVE production is planned to begin production in Q4 2024. Tunica will now become the Commercial Manufacturing Center and prepare to produce all Mullen and Bollinger Class 1 to 6 commercial vehicles.

Bollinger Motors

Launched in 2015, Bollinger Motors is an American automobile designer and manufacturer of electric sport utility and medium-duty vehicle lines. The company also successfully developed proprietary vehicle battery packs, drivetrains, and thermal and vehicle control software units. In 2017, Bollinger built and debuted the critically acclaimed B1 class 3 sport utility vehicle, the first of its kind. The company followed its initial success with the development of the second-generation B1 and B2 vehicles before pausing in favor of commercial truck development. With years of history in class 3 truck development, intellectual property, patents, and expertise, pre-acquisition focus was commercial vehicle development for classes 4-6. With Mullen’s acquisition and capital injection, both B1 and B2 have resumed development and the plan is to begin production after the start of production for class 4-6 commercial truck programs.

Bollinger Motors brings a significant pipeline of interest from large companies for commercial electric truck classes 4-6 in a wide range of markets such as last-mile delivery, refrigeration, utilities, and their upfitters. On Sept. 1, 2022, Bollinger revealed the B4, a class 4 electric commercial truck. The B4 electric chassis cabs will be the first of the company’s commercial lineup to hit the ground in upcoming client test programs. The new Bollinger B4 incorporates years of feedback from dozens of major fleets looking to electrify their vehicles. The result is a cab-forward truck, designed from the ground up to offer maximum cargo volume, accommodate unlimited adaptation and prioritize safety.

Company Overview

Our Strength and Strategy

●	Experienced and proven team in the Electric Vehicle (“EV”) space. Our executive team has extensive experience in the automotive original equipment manufacturing ("OEM") space. They have a detailed understanding of the product development cycle from blank sheet to post launch activities in both the high and low volume segments – knowing the different economies of scale which is vital to creating a high-quality profitable product. The team brings expertise in studio design, engineering, supply chain manufacturing, energy storage systems, market analysis, corporate development, strategic planning, and investment strategies.
●	Design. Our Mullen platform architecture for the Mullen FIVE, creates the opportunity for vehicles with unique aspect ratios - low roof line, wide track width, svelte body, and a long wheelbase. The vehicle is being engineered to be a top safety plus pick and is planned to have a five-star crash rating. To achieve this target, we will use next generation ultra-high strength steel alloys. The entire structure will use mixed materials.
●	Unique plan. Our approach is speed-to-market with lower capital investment requirements compared to other startup EV companies. Our plan includes launching the Mullen FIVE Crossover in 36 months from program start

(with start of production in Q4 of 2024), while keeping expenditures low by utilizing strategic partnerships in engineering and manufacturing.

For our initial vehicle launches we will use state-of-the-art Li-Ion battery technology. We believe that our future solid state polymer battery technology will eventually allow us to deliver high voltage batteries under $100 per kWh at over two times the energy density of current commercially available lithium batteries. We anticipate the batteries used in our cars will be able to withstand extreme abuse testing, which we believe should make them safer than other commercially available lithium batteries. We plan to utilize a more environmentally sustainable chemistry that does not have a high content of rare precious materials.

Our Market Opportunity

Sustainable vehicles are the future of transportation

In the last few years, we have observed a significant transformation in the motor vehicle landscape. Electric vehicles, which were once only a fringe element in a market dominated by major global automakers, are quickly becoming mainstream. Joining them, our company and several other start-ups are developing EV offerings.

●	Passenger EV sales are set to continue rising sharply in the years ahead as policy pressure continues to increase, more models hit the market, and consumer interest takes off. Plug-in vehicle sales rise from 6.6 million in 2021 to 20.6 million in 2025. This is higher than the 2021 Outlook, due primarily to higher adoption in China.

●	The rising cost of batteries does not derail near-term EV adoption. Some of the factors that are driving high battery raw material costs – war, inflation, trade friction – are also pushing the price of gasoline and diesel to record highs, which is driving more consumer interest in EVs. Internal combustion engine (“ICE”) vehicles are also becoming more expensive to produce.

●	Most importantly, the market is shifting from being driven primarily by policy to where organic demand is the most important factor. Supply is a larger constraint on adoption than demand in many countries.

●	The truck market use cases are highly varied. In urban duty cycles, battery electric trucks of any size become the cheapest option for several use cases in the 2020s. That is due to a combination of factors, including improving battery technologies and modest driving ranges. - Source: Bloomberg Electric Vehicle Outlook 2022.

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

Source: Derived from data in Bloomberg Electric Vehicle Outlook 2020

The rise of the Sports Utility Vehicle

When designing our first EV offering in 2021, our team elected to develop a Sport Utility Vehicle (“SUV”) because of the recognized growth in SUV sales. According to market research, today’s customers increasingly prefer SUVs to traditional sedans or crossovers.

The importance of Commercial and Fleet Strategies

Fleet and Commercial segments represent over 20% of the total U.S. market and is comprised of Government, Commercial and Rental segments.  Mullen’s Fleet First strategy with a Class One commercial van offering, followed quickly by Class 3 and Class 4 cab chassis models planned for 2023, takes advantage of segments vacated by competitors, and allows a first mover advantage for the company. Our goal is to build strong customer relationships with fleet operators and companies that rent or lease vehicles to fleet operators and to capture a significant market opportunity as the broad trend of vehicle electrification continues

Our Vehicles

In 2022, we increased our existing product lines to include a Commercial EV Class 1 van and a Class 3 Cab chassis. The recent Bollinger Motors acquisition further expanded the product lines to include the B1 SUV and B2 pickup truck as well as Commercial Class 4-6 chassis, all of which are fully electric and built/assembled within the USA.

●	Mullen FIVE and Mullen FIVE RS: The Mullen FIVE represents Mullen Automotive’s entry into the full-electric, mid-size luxury SUV market. The Mullen FIVE is competitively priced starting at $55,000 - for the United States market before federal and state incentives are applied. Offering at least two optional packages, with a price range from a base price of $55,000 to $75,000 (for additional features), will allow customers to purchase a vehicle with options that best fit their budgetary and performance needs. The Mullen FIVE RS is an ultra-high-performance EV that will feature a top speed of 200 mph and acceleration from 0-60 mph in just 1.9 seconds. The vehicle will be equipped with 800-volt architecture, all-wheel drive, a two-speed gearbox, and over 1,000 horsepower.
●	Mullen Class 1 Van: The Mullen 1 van features specifications offering a good fit for a variety of applications like package delivery and service routes. Riding on a 120-inch wheelbase and measuring in at 186 inches long, 65 inches wide, and 75 inches tall, it has 160 cubic-feet of cargo volume accessible via dual sliding side doors or a tall rear liftgate. It features a curb weight of 3,329 pounds and can carry a maximum payload of 1,700 pounds up to 110 miles with its 42kWh battery. Turning radius is approximately 20 feet, about the same as the smaller Ford Transit van.
●	Mullen Class 3: The Mullen 3 is a Class 3 commercial electric vehicle targeting over 5,800 pounds of max payload, 11,000 pounds gross vehicle weight rating (GVWR) and approximately 120 miles of range with its 81 KwH battery. The cab-over-chassis design of the vehicle is configurable and can be outfitted with a dry box, flat bed, stake bed, and other customizable cargo options. The cab-over design not only provides great visibility for the driver, but also results in a tight turning circle of approximately 38 ft, which makes this truck extremely maneuverable on narrow city streets. We believe the introduction of the Mullen 3 will expand our target vocations, including delivery, construction, landscaping, towing, and refrigeration.
●	Bollinger B1 and B2: By designing the Bollinger B1, all-electric four-wheel-drive SUV from the ground up, the Bollinger Motors team created a new platform of electric trucks capable of exceptional off-road performance, combined with never-before-seen cargo and utility features. The Bollinger all-wheel-drive dual-motor drivetrain creates instantly available torque, 50/50 weight distribution, unbeatable traction and best-in-class ground clearance boasting a 10" to 20" adjustable ride height. The Bollinger B2 electric pickup truck is the big brother of the B1 SUV, same everything inside and out, except for the long pickup truck bed. The B2 is a powerful electric pickup truck with a six-foot bed that can carry 16-feet of cargo length through a patented full-vehicle-length passthrough with gates closed.
●	Bollinger B4 Chassis Cab: The all-new Bollinger B4 chassis is designed from the ground up with driver safety and fleet efficiency as first priority. These purpose-built electric trucks have been designed to be custom configured by fleets to fit their duty cycle needs, making transitioning to electric as seamless as possible with minimal down time. With a GVWR of 14,001 to 16,000 pounds, the Bollinger B4 can carry over 8,350 lbs. of payload when equipped with dual battery packs. With a 158 in wheelbase, this chassis can be upfitted with a body length up to 18 ft., yet still be capable of an impressive turning circle. These attributes make this truck an excellent choice for city driving. Every aspect of these trucks has been streamlined to be as versatile as possible. The cab forward design provides better visibility and frees up space behind the driver for more cargo area.

●	Bollinger B4 Platform: The DNA and driving force behind the Bollinger B4 Chassis Cab is the Bollinger B4 Platform. It incorporates years of our obsessive electric truck development and feedback from commercial customers looking to electrify their fleets in the best, most efficient way possible. The result is a highly configurable chassis base, which can be upfitted to accommodate most fleet duty cycles, prioritizing efficiency, handling, comfort for fleet drivers, and the overall safety of humans in and around it.

●	Mullen I-GO: Perfect for urban European markets, the Mullen I-GO bridges the gap between the growing demand for quick deliveries and space constraints in dense cities throughout Europe. The I-GO commercial EV is EU standard homologated, certified, and ready for sale in initial markets of UK, Germany, Spain, France, and Ireland, with the first sample vehicle to be delivered to our Ireland distributor in January 2023. The I-GO is a small class 1 vehicle with dimensions that include a 96 inch wheelbase and gross vehicle weight of 1,753 lbs.

●	I-GO Platform:

Our expanded product line:

MULLEN

PRODUCT PORTFOLIO

MULLEN FIVE RS

MULLEN

MULLEN FIVE

BOLLINGER B1

BOLLINGER MOTORS

BOLLINGER B2

MULLEN

MARKET SEGMENT COVERAGE

CLASS 1

MULLEN

CLASS 3

CLASS 5

STRIPPED CHASSIS

BOLLINGER MOTORS

CLASS 4/5

Battery Technology

The Company plans to use Li-Ion technology for its first vehicles. With future research and testing on solid state polymer technology, the Company plans to utilize environmentally sustainable chemistry that does not have a high content of rare precious materials.

On July 20, 2022, Linghang Guochuang Holding Group Co., Ltd (aka Linghang Boao Group) and Mullen Automotive agreed to continue their 2019 agreement after the global pandemic.  The original plan remains the same and will continue with the same terms. The plan is to advance our solid-state battery pack development to the vehicle pack level. After successfully completing a series of validations tests at the cell level, testing will proceed to the vehicle pack level. In a combined effort with our partner to bring this technology to market, both parties agree to work on the design, development, and testing of battery packs and battery management systems for electric vehicles. While we continue our testing, our manufacturing team is working on establishing the future assembly processes for volume production.

 Our Growth Strategy

We intend to leverage the following growth strategies to drive stakeholder value:

●	Continue to develop the Mullen FIVE. We intend to continue to invest in research and development and work on establishing partnerships that would enable us to start initial vehicle production in the fourth quarter of 2024.
●	Recognize the significant opportunities within the Commercial and Fleet Markets. In addition to entering the largest passenger vehicle segment where the Mullen Five will compete, Mullen through acquisition will aggressively enter the rapidly expanding Electric Commercial vehicle segment in 2023.

Our Manufacturing Approach

We have a 124,700 sq ft facility located in Tunica, Mississippi that was purchased during 2021 and currently there is a planned expansion of approximately 200,000 sq ft giving Mullen over 320,000 sq ft for our commercial production lines. Mullen’s commercial EV lineup includes Class 1-3 cargo van and cab chassis offerings and Bollinger Motors Class 4-6 chassis products.

MULLĒN

TUNICA COMMERCIAL ASSEMBLY CENTER, MISSISSIPPI

MULLĒN
AUTOMOTIVE

120,000 SQ FT FULLY EQUIPPED COMMERCIAL VEHICLE MANUFACTURER
+ PLANNED EXPANSION TO ADD 200,000 SQ FT

Through the ELMS asset acquisition, Mullen acquired a 675,000 sq ft manufacturing facility. This was the original manufacturing plant for General Motors Hummer H2 production, and later the Mercedes-Benz R-Class. There have been many upgrades to the plant by the prior owners and most importantly the plant has been converted to manufacture Electric Vehicles. This plant will be the Retail Vehicle Manufacturing plant, currently planned to produce the Mullen FIVE and the Bollinger B1 and B2.

MULLEN

MISHAWAKA RETAIL ASSEMBLY CENTER

Mishawaka, Indiana

- Production capacity of 75,000 units
- 675,000 sq. ft.
- Plant converted for EV assembly

- Favorable labor market; availability of skilled workforce
- State / federal incentives available
- Low capital requirement

MODERN FACTORY - FUNCTIONAL AND READY TO USE

Source: Public sources, third-party analysis, and/or management estimates.

Marketing Strategy

Consumer Marketing of Passenger Vehicles

We will utilize strategic regional and national tradeshows, sporting and automotive events to showcase our vehicles in person and generate further interest, reservations and vehicle orders.  Beginning in October 2022, the Company launched the Strikingly Different EV Crossover Tour of the Mullen FIVE.  The Mullen FIVE EV Crossover vehicle on tour is equipped with a completely updated infotainment system featuring PERSONA, Mullen’s proprietary Personal Vehicle Assistant (PVA), which utilizes facial recognition technology to provide every driver with a highly personalized experience. Participants had the opportunity to interact with and witness PERSONA in action.  The nine City Tour ran through mid-December 2022 with the final stop at the Charlotte Motor Speedway in North Carolina.

We also intend to increase our online focus in 2023 to include online vehicle ordering, allowing customers full online vehicle purchase, with trade-in quote, financing, and insurance options. Customer delivery is planned to be scheduled for “Mullen At Home” delivery or delivered to closest Mullen Lounge Point location, as described below.

Mullen Lounge Point

Lounge Point is expected to be the retail center experience for our retail sales network in North America and is planned to feature full vehicle sales interaction including test drives, reservations, orders, trade-in, finance, insurance, and delivery. Our approach is planned to be focused on superior consumer experience in an easily accessible retail environment with a no pressure sales approach.

Our focus will be on delivering a premium vehicle experience while fitting nicely into everyday consumer life.

It is expected that our initial set of retail Lounge Points will be established in high foot traffic centers where consumers visit daily and not on a distant dealer row. This could be Main Street, outdoor based malls, entertainment complexes, commuter hubs and weekend leisure destinations.

Mullen Service Point and Mobile Service

It’s envisioned that Mullen Service Points will be established near our planned retail sales Lounge Points, but not directly in the same location. Our sales and service locations are expected to serve different customer opportunities and require drastically different layouts and square footage requirements. Establishing Service Points away from sales points lowers our square footage cost and is expected to allow us to focus on an exceptional customer experience.

It is expected that Mullen Service Points will be outfitted with the latest tools and repair service technology to efficiently service our vehicles. We also envision offering vehicle collision repair and detailing services.

We envision operating a mobile fleet of service vehicles that will be available for offsite vehicle repair and service. It is expected that our mobile service technicians will be able to address and resolve most vehicle repairs while at the customer’s home or place of work.

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

Mullen Commercial Sales, Service and Distribution

Commercial marketing strategy includes forming partnerships with strong existing top performing commercial dealerships that will cover the National fleet business requirements.

On December 13, 2022, the Company announced Randy Marion Isuzu LLC as its first dealer group partner for Mullen’s commercial EV lineup, which is set to launch in the U.S. in 2023 (See Note 20 - Subsequent Events). Additional large commercial dealers will be added in 2023 to expand the coverage, with initial dealers identified in California based on criteria driven by potential customers, size of fleets and state incentives.

Government Procurement Programs

The Company also plans to focus on U.S. Government vehicle procurement programs.  The Biden administration issued an executive order in 2021 focused on revitalizing the electric-vehicle (EV) program of the U.S. government, requiring the replacement of the government’s entire fleet of about 650,000 vehicles with American-made EVs. Currently today, approximately 1% of the federal fleet consists of EV vehicles. The Company focus is establishing Mullen’s EV lineup within the overall federal fleet procurement process.

Research and Development

As an emerging automaker, we will rely heavily on research and development to establish and strengthen our market position. We will primarily conduct our research and development activities at our headquarters in Irvine, California, for the Mullen FIVE and at our Troy, Michigan facility for the Commercial Platforms. During the fiscal year ended September 30, 2022, we incurred research and development expense of approximately $21.7 million, which includes the development of 2 Mullen Five show cars that were debuted at the Los Angeles Auto Show in November 2021 and the building of our Mullen Five demonstrator vehicles.  Other expenses consist primarily of personnel costs for our teams in engineering and research as well as contract and professional services.

Intellectual Property

We place a strong emphasis on our innovative approach and proprietary designs which bring intrinsic value and uniqueness to our product portfolio. As part of our business, we seek to protect the underlying intellectual property rights of these innovations and designs such as with respect to patents, trademarks, trade secrets and other measures, including through employee and third-party nondisclosure agreements and other contractual arrangements. Our success depends in part upon our ability to protect our core technology and intellectual property.  We have nondisclosure and invention assignment agreements with our consultants and employees, and we seek to control access to and distribution of our proprietary information through non-disclosure agreements with our vendors and business partners.

Trademarks and Patents

We plan to file additional applications for the registration of our trademarks and issuances of patents in the United States and foreign jurisdictions as our business expands under current and planned distribution arrangements. Protection of registered trademarks and issued patents in some jurisdictions may not be as extensive as the protection provided by the

United States. There are no assurances given that pending applications will be granted or that they will, if granted, contain all of the claims currently included in the applications. Refer to Intellectual Property Table.

Company	Patents		Trademarks		Status	Total
	U.S.	Non U.S.	U.S.	Non U.S.			Comments
Mullen Automotive	5	7	7	42	Issued/Registered	61	Not included are 117 patents pending
Bollinger Motors	8	8	5	6	Issued/Registered	27	Not included are 5 trademarks pending/allowed; 8 patents are pending
Total						88

Trade Secrets

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

United States

California has greenhouse gas emissions standards that closely follow the standards of the United States Environmental Protection Agency (the "EPA"). The registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn us ZEV credits that we can sell to other OEMs. Other states within the United States have adopted similar standards include

Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont. We intend to take advantage of these regimes by registering and selling ZEVs in these other states.

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

If a vehicle manufacturer does not produce enough EVs to meet its quota, it can choose to buy credits from other manufacturers who do, or pay a $5,000 fine for each credit such manufacturer is short. This could provide an opportunity for us to sell credits to other manufacturers that may not have met their quota.

EPA Emissions and Certificate of Conformity

The United States Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”) concerning emissions for our vehicles. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards, and an Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. There are currently four states which have adopted the California standard for heavy-duty vehicles.

The Greenhouse Gas Rule was incorporated into the Clean Air Act on August 9, 2011. Even though Mullen’s vehicles have zero-emissions, Mullen is still required to seek an EPA Certificate of Conformity for the Greenhouse Gas Rule and a CARB Executive Order for the CARB Greenhouse Gas Rule.

Vehicle Safety and Testing

Our vehicles will be subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable United States federal motor vehicle safety standards (“FMVSS”). All Mullen products will fully comply with all applicable FMVSS without the need for any exemptions and expect our future vehicles to either fully comply or comply with limited exemptions related to specific new technologies. Additionally, there are regulatory changes being considered for several FMVSS, and while we anticipate compliance, there is no assurance until final regulation changes are enacted.

As a manufacturer, we must self-certify that our vehicles meet all applicable FMVSSs, before the vehicles can be sold in the U.S. Some examples of FMVSS rules that will apply to our vehicles are crashworthiness, crash avoidance and EV requirements. We will also be required to comply with other federal laws administered by the NHTSA, including Theft Prevention Act requirements, consumer information labeling requirements, Early Warning Reporting requirements regarding warranty claims, field reports, death and injury reports and foreign and owner’s manual requirements.

The Automobile Information and Disclosure Act requires manufacturers of motor vehicles to disclose certain information regarding the manufacturer’s suggested retail price, optional equipment and pricing. In addition, this law allows inclusion of city and highway ‘fuel economy’ ratings, as determined by the EPA, as well as crash test ratings as determined by the NHTSA if such tests are conducted.

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

In addition to the various territorial legal requirements Mullen is obligated to meet, we plan to engineer the Mullen FIVE to deliver 5-star performance in the two main voluntary vehicle safety performance assessment programs, United States New Car Assessment Program (“NCAP”) and Euro NCAP. 5-star is the maximum attainable score. These independent organizations have introduced several additional safety related tests aimed at improving the safety of passenger vehicles, both for occupants and pedestrians involved in collisions with vehicles. Some of these tests are derived from the legal tests, such as side impact, but have higher performance requirements. Others are unique to the program. Areas covered by these tests include:

●	Mobile Progressive Deformable Barrier, Full width rigid barrier, mobile side impact barrier and others.

We intend that the Mullen FIVE will also be equipped with certain advanced driving assistance features which may allow us to garner further Euro NCAP awards for features which are not yet a formal part of the 5-Star rating. This will help promote the advanced societal benefits of the Mullen FIVE.

Recent Acquisitions

Bollinger Motors 60% Controlling Interest

On September 7, Mullen Automotive, Inc. (the “Company”) entered into a series of Purchase Agreements (Primary Purchase Agreement, Bollinger Purchase Agreement, Masters Purchase Agreement and Seaport Purchase Agreement) to acquire a controlling interest in Bollinger Motors, Inc. (“Bollinger Motors”).

In conjunction with this transaction, Robert Bollinger, the CEO of Bollinger Motors, entered into an employment agreement with the Company.

On October 7, 2022, the Company and Bollinger Motors amended the payment terms of one portion of the primary transaction such that the $32 million in payments based on reserve shares would be amended to be paid in cash of $15.5 million on or before November 30, 2022, and a balance payment of $16.5 million will be deposited into cash escrow on or before November 30, 2022, to pay out over three equal payments of $5.5 million paid on Feb 5, 2023, May 5, 2023, and Aug 5, 2023, respectively .

The foregoing description of the Bollinger Motors and related transactions does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement dated September 7, 2022, as amended October 7, 2022, copies of which are filed as Exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on September 7, 2022, October 7, 2022, and November 21, 2022, respectively.

ELMS Asset Acquisition

On September 16, 2022, the Company entered into an Asset Purchase Agreement (the “Agreement”) with the Chapter 7 trustee of the Bankruptcy Estates of Electric Last Mile Solutions, Inc. and Electric Last Mile, Inc.

Pursuant to the Agreement, the Company agreed to purchase certain assets of the Debtors, including a plant in Mishawaka, Indiana and assumption of the related land contract, all inventory and tangible personal property, customer and supplier information, and certain intellectual property rights (such as patent applications), out of the Chapter 7

Bankruptcy for approximately $55.0 million plus the assumption of monetary liabilities related to assumed contracts, including the land contract, which are estimated to be approximately $37 million.

The Company provided a deposit of $5.5 million which was applied towards the purchase price.

On October 13, 2022, the United States Bankruptcy Court for the District of Delaware issued an order approving the sale to Mullen Automotive Inc. pursuant to the terms and conditions of the Asset Purchase Agreement dated September 16, 2022. The agreement, which was previously reported in the Company’s Form 8-K filed with the Securities and Exchange Commission on September 19, 2022.

The foregoing description of the ELMS asset acquisition and related transactions does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Asset Purchase Agreement dated September 16, 2022, copies of which were filed as Exhibits to the Company’s Current Reports on Form 8-K filed with the SEC on September 16, 2022, and October 13, 2022.  The transaction closed on December 1, 2022.

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

Our Employees

As of September 30, 2022, we employed 118 full-time employees. Most of our employees are engaged in automotive, finance, and engineering related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

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

Summary

Risks Related to Mullen’s Capital Requirements and Financial Condition

●	We have incurred significant losses since inception and we expect that we will continue to incur losses for the foreseeable future;
●	We will require substantial additional financing to effectuate our business plan;
●	We have not yet manufactured or sold any production vehicles to customers and may never develop or manufacture any vehicles;
●	Our limited operating history makes it difficult for us to evaluate our future business prospects;

●	Our auditor has expressed substantial doubt about our ability to continue as a going concern;
●	Certain of our lenders and the Internal Revenue Service have liens on our assets;
●	We have not paid, and do not plan to pay, cash dividends on our Common Stock, so any return on investment may be limited to the value of our Common Stock;
●	Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.
●	Our commitments to issue shares of Common Stock or securities that are convertible into shares of Common Stock may cause significant dilution to stockholders;
●	Our commitment to issue shares of Common Stock pursuant to the terms of the Notes, our preferred stock and the Warrants could encourage short sales by third parties which could contribute to the future decline of stock price;
●	We may not be able to maintain compliance with continued listing requirements of the NASDAQ Capital Market;
●	We may have insufficient authorized and reserved shares.

Risks Related to Mullen’s Business and Operations

●	Potential acquisitions may disrupt our business and dilute stockholder value;
●	We may not be able to develop, manufacture and obtain regulatory approvals for a car of sufficient quality to appeal to customers on schedule or at all;
●	Our currently planned vehicles rely on lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, potentially subjecting us to litigation, recall, and redesign risks;
●	The efficiency of a battery’s use will decline over time, which may negatively influence customers’ decisions whether to purchase an electric vehicle;
●	We rely on our original equipment manufacturers, suppliers and service providers for parts and components, any of whom could choose not to do business with us;
●	We will rely on complex machinery for our operations and production, which involve a significant degree of risk and uncertainty in operational performance and costs;
●	Complex software and technology systems need to be developed in coordination with vendors and suppliers, and there can be no assurance that such systems will be successfully developed;
●	We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of our vehicles, which could harm our business and prospects;
●	The inability of our suppliers, including single or limited source suppliers, to deliver components in a timely manner or at acceptable prices or volumes could have a material adverse effect on our business and prospects;
●	Financial distress of our suppliers could necessitate that we provide substantial financial support, which could increase our costs, affect our liquidity or cause production disruptions;
●	We have a limited operating history and face significant challenges as a new entrant into the automotive industry;
●	We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future, casting doubt on our ability to continue as a going concern;
●	Our business model is untested and we may fail to commercialize our strategic plans;
●	Our operating and financial results forecast relies on assumptions and analyses developed by us and may prove to be incorrect;
●	We may be unable to accurately estimate the supply and demand for our vehicles;
●	Increased costs or disruptions in supply of raw materials or other components could occur;
●	Our vehicles may fail to perform as expected;
●	Our services may not be generally accepted by our users;
●	The automotive market is highly competitive;
●	The automotive industry is rapidly evolving and demand for our vehicles may be adversely affected;
●	We may be subject to risks associated with autonomous driving technology;
●	Our distribution model is different from the predominant current distribution model for auto manufacturers;
●	Our future growth is dependent on the demand for and consumers’ willingness to adopt electric vehicles;
●	Government and economic incentives could become unavailable, reduced or eliminated;
●	Our failure to manage our future growth effectively;

●	Our failure to establish warranty reserves sufficient to cover future warranty claims;
●	We may not succeed in establishing, maintaining and strengthening the Mullen brand;
●	Doing business internationally creates operational and financial risks;
●	We are highly dependent on the services of David Michery, our Chief Executive Officer;
●	Our business may be adversely affected by labor and union activities;
●	We face risks related to health epidemics, including the recent COVID-19 pandemic;
●	Reservations for our vehicles are cancellable;
●	We may face legal challenges relating to direct sales to customers;
●	We face information security and privacy concerns;
●	We may be forced to defend ourselves against patent or trademark infringement claims and may be unable to prevent others from unauthorized use of our intellectual property;
●	Our patent applications may not issue as patents, the patents may expire, our patent applications may not be granted, and our rights may be contested;
●	We may be subject to damages resulting from unintended disclosure of trade secrets;
●	Our vehicles are subject to various safety standards and regulations that we may fail to comply with;
●	We may be subject to product liability claims;
●	We are, or may be subject to, anti-corruption, bribery, money laundering, and financial and economic laws;
●	Risk of failure to improve our operational and financial systems to support expected growth;
●	Risk of failure to build our financial infrastructure and improve our accounting systems and controls;
●	The concentrated voting control of David Michery, Mullen’s founder; potential conflicts of interest;
●	The priority of our debt over our Common Stock in the event of liquidation, dissolution or winding up;
●	The number of shares of Common Stock underlying our outstanding warrants and Preferred Stock is significant in relation to our currently outstanding Common Stock; and
●	The dearth of analyst coverage on Mullen.

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

We will require significant additional capital to continue operations and to execute current business strategy. Mullen cannot estimate with reasonable certainty the actual amounts necessary to successfully complete the development and commercialization of our proposed products and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

We will require substantial additional financing to effectuate our business plan, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development efforts or other operations.

For the years ended September 30, 2022, and 2021, we incurred net losses of $154.7 million and $44.2 million, respectively, and net cash used in operating activities was $63.1 million and $17.5 million, respectively. As of September 30, 2022, we had an accumulated deficit of $305.1 million. We will need significant capital to, among other things, conduct research and development, increase our production capacity, and expand our sales and service network.

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

As we attempt to transition from research and development activities to commercial production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. There can be no assurance that our estimates related to the costs and timing necessary to complete the design and engineering of our EVs and tool our facilities will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. For example, the tooling required within our facilities may be more expensive to produce than predicted, or have a shorter lifespan, resulting in additional replacement and maintenance costs, which could have a material adverse impact on our results of operations and financial condition. Similarly, we may experience higher raw material waste in the composite process than we expect, resulting in higher operating costs and hampering our ability to be profitable.

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

Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity financings or enter strategic partnerships. Since our inception, we have financed our operations through convertible debt and preferred stock financings. We intend to continue to finance our operations through debt or equity financing and/or strategic partnerships. The failure to obtain sufficient financing or strategic partnerships could adversely affect our ability to achieve our business objectives and continue as a going concern.

Our senior lender has a security interest on all our assets and the Internal Revenue Service has liens on our assets, and if these lienholders foreclose, that would be detrimental to our business, our financial condition and our ability to continue as a going concern.

Our senior lender has a security interest on all of our assets. In addition, we have liabilities of $1.7 million due to the Internal Revenue Service (the “IRS”). We are in default on such loan. Should either our senior lender or the IRS foreclose, each could secure judgments against our assets. This would be materially detrimental to our business, our financial condition and our ability to operate as a going concern.

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

We may not be able to maintain compliance with the continued listing requirements of the NASDAQ Capital Markets.

Our common stock is listed on the Nasdaq Capital Markets. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On September 7, 2022, we were notified by NASDAQ Listing Qualifications Staff about bid price deficiency.  The Board and Management are reviewing plans to regain compliance with the $1.00 closing bid price requirement. If the Company does not regain compliance with the bid price requirement by March 6, 2023, the Company may be eligible for an additional 180-calendar day compliance period so long as it satisfies the criteria for initial listing on the Nasdaq Capital Market and the continued listing requirement for market value of publicly held shares and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we fail to continue to meet all applicable continued listing requirements for The Nasdaq Capital Market in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt and fund our operations.

Our commitments to issue shares of Common Stock or securities that are convertible into shares of Common Stock may cause significant dilution to stockholders.

Pursuant to Amendment No. 3, the investors paid $150 million and in lieu of receiving shares of Series D Preferred Stock and Warrants, the investors received the Notes, which outstanding principal and accrued but unpaid interest on the Notes convert into shares of Common Stock. The conversion price per share of Common Stock is equal to the lower of (i) $0.303, the closing price of the Common Stock on Nasdaq on November 14, 2022, and (ii) (A) if mandatorily converted on November 21, 2022, the closing price of the Common Stock on Nasdaq on November 18, 2022 or (B) if converted after January 3, 2022, the closing price of the Common Stock on Nasdaq on January 3, 2022, both (A) and (B) being subject to a floor price of $0.10 per share.

For no additional consideration, for every share of Common Stock issued to a holder upon conversion of a Note, the holder shall receive Warrants exercisable for 185% of the Common Stock at an exercise price equal to the conversion price applicable at the time of conversion of such Note, subject to further adjustment as provided in the Warrant.

Amendment No. 3 further provides that the remaining $90 million of the Commitment Amount shall be paid in two tranches, on January 24, 2023, and February 24, 2023. The purchase price per share of Series D Preferred Stock will be the lower of (i) $1.27, the closing price of the Company’s stock on the date the Securities Purchase Agreement was executed, or (ii) the closing price of the Common Stock on the trading day immediately preceding the respective Purchase Date, subject to a floor price of $0.10 per share. For no additional consideration, for every share of Series D Preferred Stock purchased, such investor shall receive Warrants exercisable for 185% shares of Series D Preferred Stock purchased by the investors at an exercise price equal to the purchase price for shares of Series D Preferred Stock.

Finally, Amendment No. 3 further provides that from April 1, 2023 until June 30, 2023, the investors shall have the right, but not the obligation, at any time from time to time, in each investors sole and absolute discretion to purchase additional shares of Series D Preferred Stock from the Company in an amount equal to such investor’s pro rata portion of $100,000,000 on the same terms and conditions as applicable to the purchase and sale of shares of Series D Preferred Stock as provided under the Securities Purchase Agreement, including that each investor exercising such right shall receive a proportional amount of Warrants exercisable for 110% of shares of Series D Preferred Stock purchased by the investors at an exercise price equal to the purchase price for shares of Series D Preferred Stock.

Implementation of Amendment No. 3 would cause issuance of additional shares Common Stock or issuance of shares Common Stock upon the conversion of shares of Series D Preferred Stock and Warrants, which in turn would dilute the percentage ownership interest of holders of our Common Stock, dilute the book value per share of our Common Stock and increase the number of our publicly traded shares, which could depress the market price of our Common Stock.

Our commitment to issue shares of Common Stock pursuant to the terms of the Notes, our Preferred Stock and the Warrants could encourage short sales by third parties which could contribute to the future decline of stock price.

Our commitment to issue shares of Common Stock pursuant to the terms of the Notes, our Preferred Stock and the Warrants has the potential to cause significant downward pressure on the price of our Common Stock. In such an environment, short sellers may exacerbate any decline of our stock price. If there are significant short sales of our Common Stock, the share price of our Common Stock may decline more than it would in an environment without such activity. This may cause other holders of our Common Stock to sell their shares. If there are many more shares of our Common Stock on the market for sale than the market will absorb, the price of our common shares will likely decline.

Our investors may participate in short sales of our Common Stock. They may enter into hedging transactions with broker-dealers, which may in turn engage in short sales of the shares of Common Stock in the course of hedging in positions they assume. Our investors may also sell shares of Common Stock short and deliver shares of Common Stock covered by their investments to close out short positions and to return borrowed shares in connection with such short sales. Our investors may also loan or pledge shares of Common Stock to broker-dealers that in turn may sell such shares. Such activity could cause a decline in the market price of the shares of our Common Stock.

Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.

As of January 6, 2023, we had outstanding 1,693,663,180 shares of Common Stock. As of that same date, we also had outstanding 1,925 shares of Series A Preferred Stock convertible into an aggregate of 192,500 shares of Common Stock, 1,211,757 shares of Series C Preferred Stock convertible into an aggregate of 1,211,757 shares of Common Stock and 363,097 shares of Series D Preferred Stock convertible into an aggregate of 363,097 shares of Common Stock. The issuance of shares of Common Stock upon the conversion of such shares of Preferred Stock would dilute the percentage ownership interest of holders of our Common Stock, dilute the book value per share of our Common Stock and increase the number of our publicly traded shares, which could depress the market price of our Common Stock.

In addition, the shares of Series D Preferred Stock contain weighted average anti-dilution provisions which, subject to limited exceptions, would increase the number of shares issuable upon conversion of such preferred stock (by reducing the conversion price of the Series D Preferred Stock) in the event that we in the future issue Common Stock, or securities convertible into or exercisable to purchase Common Stock, at a price per share lower than the conversion price then in effect.

We may have insufficient authorized and reserved shares~~.~~

If at any time there are warrants, preferred stock and convertible notes that remain outstanding, and the Company does not have a sufficient number of authorized and unreserved shares of Common Stock to satisfy its obligation to reserve for issuance the Required Reserve Amount (an “ Authorized Share Failure ”), then the Company shall promptly take all action reasonably necessary to increase the Company’s authorized shares of Common Stock to an amount sufficient to allow the Company to reserve the Required Reserve Amount for the convertible securities then outstanding.  In no event later than ninety (90) days after the occurrence of such Authorized Share Failure, the Company shall hold a meeting of its stockholders for the approval of an increase in the number of authorized shares of Common Stock. In connection with such meeting, the Company shall provide each stockholder with a proxy statement and shall use its reasonable best efforts to solicit its stockholders’ approval of such increase in authorized shares of Common Stock and to cause its board of directors to recommend to the stockholders that they approve such proposal. Notwithstanding the foregoing, if any such time of an Authorized Share Failure, the Company is able to obtain the written consent of a majority of the shares of its issued and outstanding shares of Common Stock to approve the increase in the number of authorized shares of Common Stock, the Company may satisfy this obligation by obtaining such consent and submitting for filing with the SEC the Information Statement on Schedule 14-C.

Risks Related to our Business and Operations

Potential acquisitions may disrupt our business and dilute stockholder value.

In 2022, we have been an active acquirer of two entities. We have sought merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring related electric businesses involve various risks commonly associated with acquisitions, including, among other things:

•	potential exposure to unknown or contingent liabilities of the target entity;

•	exposure to potential asset quality issues of the target entity;

•	difficulty and expense of integrating the operations and personnel of the target entity;

•	potential disruption to our business;

•	potential diversion of our management’s time and attention;

•	the possible loss of key employees and customers of the target entity;

•	difficulty in estimating the value of the target entity; and

•	potential changes in banking or tax laws or regulations that may affect the target entity.

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other businesses. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

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

We initially plan to manufacture vehicles in collaboration with one or more automotive component and engineering services suppliers, including large OEMs or tier-one automotive suppliers. We have not yet executed definitive supply or manufacturing agreements with any OEM or tier-one automotive supplier for the supply of parts for production of our initially proposed ESUVs or any of our other future vehicle offerings. If we are unable to negotiate and finalize such supply and manufacturing agreements with an OEM or a tier-one automotive supplier, we will not be able to produce any ESUVs and will not be able to generate significant revenue, or the vehicles may become more expensive to deliver with a higher bill of materials, which would have a material adverse effect on our business, prospects, operating results and financial condition.

The continued development and the ability to start manufacturing our vehicles are and will be subject to risks, including with respect to:

●	our ability to secure necessary funding;
●	our ability to accurately manufacture vehicles within specified design tolerances;
●	obtaining required regulatory approvals and certifications;
●	compliance with environmental, safety, and similar regulations;
●	securing necessary components, services, or licenses on acceptable terms and in a timely manner;
●	delays in delivering final component designs to our suppliers;
●	our ability to attract, recruit, hire, retain and train skilled employees;
●	quality controls that prove to be ineffective or inefficient;
●	delays or disruptions in our supply chain including raw material supplies;
●	our ability to maintain arrangements on reasonable terms with our manufacturing partners and suppliers, engineering service providers, delivery partners, and after sales service providers; and
●	other delays, backlog in manufacturing and research and development of new models, and cost overruns.

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

Collaboration with third parties for the manufacturing of vehicles is subject to risks with respect to operations that are outside our control. We could experience delays to the extent our current or future partners do not continue doing business with us or fail to meet agreed upon timelines, experience capacity constraints or otherwise are unable to deliver components or manufacture vehicles as expected. There is a risk of potential disputes with partners, and we could be affected by adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. In addition, although we intend to be involved in material decisions in the supply chain process, given that we also rely on our partners to meet our quality standards, there can be no assurance that we will be able to maintain high quality standards.

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

Any delay in the financing, design, manufacture, regulatory approval or launch of our vehicles, including entering into agreements for platform sharing, supply of component parts, and manufacturing, could materially damage our brand, business, prospects, financial condition and operating results and could cause liquidity constraints. Vehicle manufacturers often experience delays in the design, manufacture and commercial release of new products. To the extent we delay the launch of our vehicles, our growth prospects could be adversely affected as we may fail to establish or increase our market share. We rely on third-party suppliers for the provision and development of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components, we could experience delays in delivering on our timelines.

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

If any of our suppliers become economically distressed or go bankrupt, we may be required to provide substantial financial support or take other measures to ensure supplies of components or materials, which could increase our costs, affect our liquidity or cause production disruptions.

We expect to purchase various types of equipment, raw materials and manufactured component parts from our suppliers. If these suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide substantial financial support to ensure supply continuity or would have to take other measures to ensure components and materials remain available. Any disruption could affect our ability to deliver vehicles and could increase our costs and negatively affect our liquidity and financial performance.

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

We are an early-stage company with a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future. There is substantial doubt about our ability to continue as a going concern.

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

and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Our independent registered public accounting firm has included an emphasis of matter paragraph regarding our ability to continue as a going concern in its opinion on our September 30, 2022, consolidated financial statements due to our lack of revenues and insufficient capital for us to fund our operations.

Our business model has yet to be tested and any failure to commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

Investors should be aware of the difficulties normally encountered by a new enterprise, many of which are beyond our control, including substantial risks and expenses while establishing or entering new markets, setting up operations and undertaking marketing activities. The likelihood of our success must be considered in light of these risks, expenses, complications, delays, and the competitive environment in which we operate. There is, therefore, nothing at this time upon which to base an assumption that our business model will prove successful, and we may not be able to generate significant revenue, raise additional capital or operate profitably. We will continue to encounter risks and difficulties frequently experienced by early commercial stage companies, including scaling up our infrastructure and headcount, and may encounter unforeseen expenses, difficulties or delays in connection with our growth. In addition, as a result of the capital-intensive nature of our business, we can be expected to continue to sustain substantial operating expenses without generating sufficient revenues to cover expenditure. Any investment in our company is therefore highly speculative and could result in the loss of your entire investment.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriate budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. Currently, there is no historical basis for making judgments on the demand for our vehicles or our ability to develop, manufacture, and deliver vehicles, or our profitability in the future. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt the manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and operating results.

We could experience cost increases or disruptions in the supply of raw materials or other components used in our vehicles. If we are unable to establish an arrangement for the sustainable supply of batteries for our vehicles, our business would be materially and adversely harmed.

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

Once production commences, our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair, recalls, and design changes. Our vehicles will use a substantial amount of software code to operate, and software products are inherently complex and often contain defects and errors when first introduced. We have a limited frame of reference by which to evaluate the long-term performance of our systems and vehicles. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. If any of our vehicles fail to perform as expected, we may need to delay deliveries or initiate product recalls, which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations.

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

Both the automobile industry generally, and the electric vehicle segment, in particular, are highly competitive, and we will be competing for sales with both internal combustion engine (“ICE”) vehicles and other EVs. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their electric vehicles. We expect competition for electric vehicles to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service, and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results, and prospects.

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

It is expected that our proposed vehicles will be designed with connectivity for future installation of an autonomous hardware suite, and we plan to partner with a third-party software provider in the future to implement autonomous capabilities. However, we cannot guarantee that we will be able to identify a third party to provide the necessary hardware and software to enable autonomous capabilities in an acceptable timeframe, on terms satisfactory to us, or at all. Autonomous driving technologies are subject to risks and there have been accidents and fatalities associated with such technologies. The safety of such technologies depends in part on driving interactions, and drivers may not be accustomed to using or adapting to such technologies. To the extent accidents associated with our autonomous driving systems occur, we could be subject to liability, negative publicity, government scrutiny, and further regulation. Any of the foregoing could materially and adversely affect our results of operations, financial condition, and growth prospects.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult.

Our distribution model is different from the predominant current distribution model for automobile manufacturers, which makes evaluating our business, operating results and future prospects difficult. Our distribution model is not common in the automotive industry today. We plan to conduct vehicle sales directly to users rather than through dealerships. This model of vehicle distribution is relatively new and, with limited exceptions, unproven, and subjects us to substantial risk. For example, we will not be able to utilize long-established sales channels developed through a franchise system to increase sales volume. Moreover, we will be competing with companies with well-established distribution channels. Our success will depend in large part on our ability to effectively develop our own sales channels and marketing strategies. If we are unable to achieve this, it could have a material adverse effect on our business, prospects, financial results and results of operations.

We have identified material weaknesses in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately or timely report our financial condition or results of operations, which could have a material adverse effect on our business and stock price.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Management is working to remediate our current material weaknesses and prevent potential future material weaknesses by hiring additional qualified accounting and financial reporting personnel, and further reviewing and enhancing our accounting processes. We may not be able to fully remediate any future material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are not able to maintain effective internal control over financial reporting, our financial statements and related disclosures may be inaccurate, which could have materially adverse effects on our business and our stock price.

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

We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, establishing facilities and experience centers, and implementing administrative infrastructure, systems and processes. In addition, because our electric vehicles are based on a different technology platform than traditional ICE vehicles, individuals with sufficient training in electric vehicles may not be available to be hired, and we will need to expend significant time and expense training employees we hire. We also require sufficient talent in additional areas such as software development. Furthermore, as we are a relatively young company, our ability to train and integrate new employees into our operations may not meet the growing demands of our business, which may affect our ability to grow. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, operating results and financial condition.

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

We have adopted information security policies and deployed measures to implement the policies, including, among others, encryption technologies, and plans to continue to deploy additional measures as we grow. However, advances in technology, an increased level of sophistication and diversity of our products and services, an increased level of expertise of hackers, new discoveries in the field of cryptography or other factors can still result in a compromise or breach of the measures that we use. If we are unable to protect our systems, and hence the information stored in our systems, from unauthorized access, use, disclosure, disruption, modification or destruction, such problems or security breaches could cause a loss, give rise to our liabilities to the owners of confidential information or even subject us to fines and penalties. In addition, complying with various laws and regulations could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business.

In addition, we will need to comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States, Europe and elsewhere. For example, the European Union adopted the General Data Protection Regulation (“GDPR”), which became effective on May 25, 2018, and the State of California adopted the California Consumer Privacy Act of 2018 (“CCPA”). Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws (including implementation of the privacy and process enhancements called for under the GDPR) and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks.

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

We cannot assure you that we will be granted patents pursuant to any applications that we may file. Even if we file patent applications and we are issued patents in accordance with them, it is still uncertain whether these patents will be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide us with meaningful protection or competitive advantages. The claims under any patents that are issued from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting any patents that are issued from our applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and are developing our technology. These patents and patent applications might have priority over our patent applications and could subject our patent applications to invalidation. Finally, in addition to those who may claim priority, any of our patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed by other automotive companies or by suppliers to automotive companies. We may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

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

As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the regulations of the Nasdaq CM, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. The Company must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing. Prior to the Closing, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

In addition, our Certificate of Incorporation currently requires us to pay substantial monthly dividends on our Series C Preferred in cash or in stock. Although we can pay such an amount in shares of our Common Stock, the issuance of additional shares may dilute the Company’s equity and adversely affect the trading price of the shares of our Common Stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters is in Brea, CA, where we occupy approximately 24,730 rentable square feet under a sublease that expires in March 2026 with lease payments of $33,136 per month. We use this space primarily for our senior management, technology, product design, sales and marketing, finance, legal, human resources, general administrative and information technology teams.

On August 1, 2022, the Company announced the opening of its Automotive Development Center in Irvine, CA.  The 16,000 square foot facility houses the Automotive Team, which includes Engineering Design and Development, Styling, Program Management, Marketing and Finance. In August 2022, the lease was modified to include the second floor of the  building. The leased space increased to 31,603 square feet, and the lease payments are approximately $75,000 per month which includes rent, insurance, and CAM.

Our Battery Innovation Center (“BIC”) located in Monrovia, CA. We lease 71,753 square foot space to house the following areas: Battery, Powertrain, Thermal, and Infotainment teams. Lease payments are $71,447 per month.

We own the manufacturing facility located in Robinsonville, Tunica County, MS, which was purchased in November 2021. The Advanced Manufacturing Engineering Center (“AMEC”) is 124,000 square foot engineering facility on 100 acres.

On November 30, 2022, the Company purchased an automobile manufacturing facility in Mishawaka, St. Joseph County, IN as part of the ELMS asset acquisition.  The site gross area is 1,392,395 square feet. The Mishawaka assembly plant consists of a body shop, paint shop, general assembly area, and water treatment plant.

The Company leases 31,002 square feet of office space in Troy, MI. The lease payments are $21,750 per month; however, the payments will increase to $22,750 per month, beginning January 2023. The Detroit EV Team is comprised of Engineering and Technology Teams.

Bollinger Motors maintains its offices within a 36,300 square foot building located in Oak Park, MI and has operated at this facility since August 2020.  The lease payments for this facility were approximately $25,000 per month during 2022. Bollinger Motors recently entered into a new five-year lease agreement for this Oak Park facility which will become effective January 1, 2023 with initial lease payments of approximately $27,000 per month. Additionally, Bollinger Motors still maintains a lease in Ferndale, MI from where the company previously operated prior to August 2020.  The lease payments for this facility were approximately $6,000 per month in 2022. However, the Ferndale facility was subleased for the entirety of 2022 with sublease income of approximately $7,000 per month. The sublease is in place until October 2024 when this lease is set to expire.

ITEM 3. LEGAL PROCEEDINGS.

Mullen Technologies, Inc. v. Qiantu Motor (Suzhou) Ltd.

This claim was filed in the United States District Court for the Southern District of California (Case No. 3:19-cv-01979-W-DEB) on October 11, 2019. This matter arises out of a contract dispute between Mullen and Qiantu related to the engineering, design, support, and homologation of Qiantu’s K50 vehicle by Mullen. On July 1, 2020, the court ordered this matter to arbitration. It was submitted to the American Arbitration Association on February 9, 2021, for arbitration in Denver, Colorado. Mullen filed its Demand for Arbitration on February 16, 2021. Arbitration proceedings were then stayed for 90 days to accommodate settlement discussions. On November 3, 2021, Qiantu filed an Arbitration Answering Statement and Counterclaim or Joinder/Consolidation Request. Mullen filed its response on January 28, 2022. On February 11, 2022, the parties exchanged their Initial Requests for Documents. The August 1, 2022, arbitration hearing in this matter was rescheduled to October 17, 2022, to allow the parties to continue settlement negotiations. The parties agreed to reschedule the October 17, 2022, arbitration hearing to a future date while discovery and settlement negotiations continued. In November 2022, the parties agreed to further extend the Arbitration hearing date to February 13th-17th, 2023. All associated pre-hearing dates were also extended.

In early December, the parties reached an agreement in principle for resolution of the Arbitration proceedings which includes the acquisition of the Qiantu IP and the provision of a license to manufacture and sell the K-50 automobile in various territories. The parties are currently negotiating the terms of the proposed Settlement and License Agreement.

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.

International Business Machines (“IBM”)

On February 2, 2022, IBM filed a Motion to Amend the Judgment it had obtained to add Mullen Automotive and Ottava as Judgment Debtors. Mullen filed its Appeal on April 8, 2022. Settlement efforts were undertaken, and a settlement was reached in which Mullen paid the full amount of the Judgment with interest, for a total of approximately $5.9 million, but maintained its Appeal rights. IBM then filed a Motion to Dismiss the Appeal based on Mullen’s payment of the Judgment. Mullen filed an Opposition to the same on July 18th, 2022, and the hearing of the matter was set for July 25th, 2022. The Court took the same under submission, and a decision has still not been issued. The Appeal is still pending.

TOA Trading LLC Litigation

This claim arises out of an alleged breach of contract related to an unpaid finder’s fee. On April 11, 2022, Plaintiffs TOA Trading LLC and Munshibari LLC filed a complaint against Mullen Automotive, Inc. and Mullen Technologies, Inc. in the United States District Court for the Southern District of Florida. On May 18, 2022, the Company filed a Motion to Dismiss or in the Alternative, Transfer Venue. Plaintiffs filed their opposition on June 3, 2022. The Company filed its reply on June 8, 2022. The court has taken the motions under submission. The Company expects a ruling in two to three months.

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

On July 5, 2022, movants Duy Nguyen, Mejgan Mirbaz, and David Reed filed motions to consolidate this matter and the Gru matter (see below) into one case and for appointment of lead plaintiff and lead counsel.  Subsequently, Plaintiff Nguyen withdrew his motion and Plaintiff Reed filed notice that he did not oppose Plaintiff Mirbaz’ motion. On August 4, 2022, the court granted Plaintiff Mirbaz’ unopposed motion to consolidate the case and for appointment as lead plaintiff/counsel. The court further vacated the August 5, 2022, hearing on the motions to consolidate.

On August 4, 2022, the Court issued an order consolidating the Schaub Lawsuit with the later-filed Gru Lawsuit (discussed below), and appointing lead plaintiff and lead counsel.

On September 23, 2022, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) against the Company, Mr. Michery, and the Company’s predecessor, Mullen Technologies, Inc., premised on the same purported violations of the Exchange Act and Rule 10b-5, seeking to certify a putative class of shareholders, and seeking an award of monetary damages, as well as reasonable fees and expenses.

David Gru v. Mullen Automotive, Inc.

On May 12, 2022, Plaintiff David Gru filed a complaint against Mullen Automotive, Inc. f/k/a Net Element, Inc, David Michery, and Oleg Firer in the United States District Court Central District of California (Case No. 8:22-cv-976). The complaint alleges violation of section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violation of section 20(a) of the Exchange Act arising out of claims made in the Hindenburg article. On June 16, 2022, the Company’s insurance company (AXIS) accepted coverage for this lawsuit. The Company has not been served with the complaint. The Company engaged King & Spaulding as defense counsel. On August 4, 2022, the court consolidated this action into the Schaub action (see above). As a result, the court ordered this matter to be administratively closed.

Ram Hari Khadka v. Mullen Automotive, Inc.

On June 23, 2022, a putative class action complaint was filed in Delaware Chancery Court by Ram Hari Khadka, a stockholder, against Mullen Automotive Inc. (the “Company”) and its current directors, as defendants (the “Action”). The complaint alleged breaches of fiduciary duty against the defendants based on alleged disclosure deficiencies in the definitive proxy statement (the “Proxy Statement”) filed by the Company on June 10, 2022, relative to the vote at the Company’s 2022 Annual Meeting of Stockholders that was to be held on July 26, 2022 (the “2022 Stockholder Meeting”) seeking stockholder approval of issuance of shares under the Performance Stock Award Agreement (the “CEO Performance Award”) granted to David Michery, the Company’s chief executive officer, president and chairman of the board of directors. The complaint sought various remedies, including a preliminary injunction seeking to enjoin the vote at the 2022 Stockholder Meeting to approve the issuance of shares for the CEO Performance Award.

As previously disclosed, the Company filed a supplement to the Proxy Statement on July 13, 2022 (the “Proxy Supplement”) addressing the alleged disclosure claims to moot plaintiff’s claims in the Action. On August 5, 2022, the Chancery Court approved a stipulation under which the plaintiff voluntarily dismissed the Action with prejudice as to itself only, but without prejudice as to any other putative class member. The Chancery Court retained jurisdiction solely for the purpose of adjudicating the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the supplemental disclosures included in the Proxy Supplement.

The Company subsequently agreed to pay $995,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the Action. The Chancery Court has not been asked to review, and will pass no judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. A stipulation to that effect was filed on September 19, 2022.

Jeff Witt v. Mullen Automotive, Inc.

On August 1, 2022, Jeff Witt and Joseph Birbigalia, purported stockholders, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, Mr. Firer, and Company directors Ignacio Novoa, Mary Winter, Kent Puckett, Mark Betor, William Miltner and Jonathan New (the “Witt Action”).  This lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit.  The Witt Lawsuit seeks monetary damages, as well as an award of reasonable fees and expenses.

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

Hany Morsy v. David Michery, et al.

On September 30, 2022, Hany Morsy, a purported stockholder, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, Mr. Firer, former Company officer and director, Jerry Alban, and Company directors Mr. Novoa, Ms. Winter, Mr. Puckett, Mr. Betor, Mr. Miltner, and Mr. New (the “Morsy Lawsuit”).  This lawsuit asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit.  The Morsy Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages, pre-judgment and post-judgment interest, restitution, and an award of reasonable fees and expenses.

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

4Wall Entertainment, Inc. v. Mullen Technologies, Inc.

This claim was filed in the Orange County Superior Court (Case No. 30-2021-01191251-CU-BC-CJC) on March 23, 2021. The matter arises out of the alleged breach of an equipment lease. Mullen filed its Answer to the Complaint on May 6, 2021. On September 29, 2022, the parties settled this matter for $25,000 and filed a Notice of Settlement on September 30, 2022.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock began trading on the NASDAQ Capital Market under the symbol “NETE” on October 3, 2012. In connection with the reverse merger, the ticker symbol for the Company’s Common Stock changed from “NETE” to “MULN” at the opening of trading on November 5, 2021.

Holders

As of September 30, 2022, our Common Stock was held by 811 registered shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report is hereby incorporated by reference into Item 5 of Part II of this Report.

Recent Sales of Unregistered Securities

Sale of Unregistered Securities

Issuer Purchases of Equity Securities

For the three months ended September 30, 2022, we did not repurchase any shares of our Common Stock.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this Report. This discussion and analysis contain forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Part I, Item 1A of this Report. Certain amounts in this section may not foot due to rounding.

In connection with the Merger Agreement (as defined below), and as disclosed in our Current Report on Form 8-K filed with the SEC on November 12, 2021, our fiscal year end has changed from December 31 to September 30, effective for our fiscal year ended September 30, 2022. As a result, and unless otherwise indicated, references to our fiscal year 2022 and prior years mean the fiscal year ended on September 30 of such year.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mullen Investment Properties, LLC, and its 60% owned subsidiary, Bollinger Motors. Intercompany accounts and transactions have been eliminated, if any. The financial statements reflect the consolidated financial position and results of operations of Mullen, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States As a result, we expect that the financial results of our reports for the periods after we begin commercial operations will not be comparable to the financial results included in this Annual Report.

Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Revenues

We do not currently generate any revenue. Once we commence production and commercialization of our vehicles, we expect that most of our revenue will be initially derived from direct sales of cargo vans, Class 4 through 6 delivery vehicles, and Sport Utility Vehicles ("SUVs").

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

Results of Operations

Comparison of the Year Ended September 30, 2022, to the Year Ended September 30, 2021

The following table sets forth our historical operating results for the periods indicated:

	Year Ended
	September 30,
	2022	2021	$ Change	% Change

	(dollar amounts, except percentages)
Operating costs and expenses:
Research & development	$21,650,840	$3,009,027	$18,641,813	620%
General and administrative	75,338,256	19,393,141	55,945,115	288%
Total operating costs and expenses	96,989,096	22,402,168	74,586,928	333%
Loss from operations	(96,989,096)	(22,402,168)	(74,586,928)	333%

Other income (expense):
Loss on disposal of fixed assets	(50,574)	—	(50,574)	—%
Other financing costs	—	(1,559,961)	1,559,961	100%
Gain on extinguishment of indebtedness, net	33,413	890,581	(857,168)	(96)%
Penalty for insufficient authorized shares	(3,495,000)	—	(3,495,000)	—%
Revaluation of warrant liabilities	(122,803,715)	—	(122,803,715)	—%
Other financing costs - initial recognition of warrant liabilities	(484,421,258)	—	(484,421,258)	—%
Other income (expense), net	(5,647,841)	—	(5,647,841)	—%
Interest expense	(26,949,081)	(21,168,232)	(5,780,849)	(27)%
Total other income (expense)	(643,334,056)	(21,837,612)	(621,496,444)	2,846%
Net loss before income taxes	$(740,323,152)	$(44,239,780)	$(696,083,372)	1,573%

Provision for income tax	$1,600	800	800	—

Net Loss	$(740,324,752)	$(44,240,580)	$(696,084,172)	1,573%

Net loss attributable to non-controlling interest	791,946	—	791,946	100%
Net loss attributable to Mullen Automotive Shareholders	$(739,532,806)	$(44,240,580)	$(695,291,426)	1,572%

Less; Preferred dividends	(40,516,440)	—	(40,516,440)	—%

Net loss attributable to shareholders less preferred dividends	$(780,049,246)	$(44,240,580)	$(735,808,666)	1,663%

Research and Development

Research and development expenses increased by approximately $18.6 million or 620% from approximately $3.0 million through the twelve months ended September 30, 2021, to approximately $21.7 million through the twelve months ended September 30, 2022. During the year, there was minimal activity due to the COVID-19 pandemic. Research and Development costs are expensed as incurred. Research and development expenses primarily consist of the Mullen FIVE EV show car development and are primarily comprised of personnel-related costs for employees and consultants.

General and Administrative

General and administrative expenses increased by approximately $55.9 million or 288% from approximately $19.4 million in the twelve months ended September 30, 2021, to approximately $75.3 million in the twelve months ended September 30,

2022, primarily due to increases in professional services, marketing, and payroll related expenses with the growth of personnel and resources.

Interest Expense

Interest expense increased by approximately $5.8 million or 27% from approximately $21.2 million through the twelve months ended September 30, 2021, to approximately $26.9 million through the twelve months ended September 30, 2022, primarily due to an increase in convertible debt.

Gain on extinguishment of debt

During November 2020, the U.S. Small Business Administration (“SBA”) approved the CARES Act loan forgiveness amount of $875,426 in principal and accrued interest on November 20, 2020.

Net Loss

Net loss was $740.3 million for the twelve months ended September 30, 2022, an increase of $696.1 million or 1,573%  from $44.2 million in the twelve months ended September 30, 2021.

Liquidity and Capital Resources

To date, we have yet to generate any revenue from our business operations. We have funded our capital expenditure and working capital requirements through the sale of equity and debt securities, as further discussed below. Our ability to successfully commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

As of September 30, 2022, our cash, restricted cash and cash equivalents amounted to approximately $84.4 million and our total debt amounted to approximately $9.0 million.

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness, convertible preferred stock and Common Stock. Short-term debt comprises a component of our funding needs. Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year or more.

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

The following is a summary of our debt as of September 30, 2022:

	Net Carrying Value
	Unpaid Principal				Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$3,051,085	$3,051,085	$—	0.00 - 10.00%	2019-2021
Promissory Notes	1,096,787	—	1,096,787	28%	2024
Real Estate Note	5,247,612	247,612	5,000,000	5.0 - 8.99%	2023 - 2024
Loan Advances	557,800	557,800	—	0.00 - 10.00%	2016 - 2018
Less: Debt Discount	(932,235)	—	(932,235)	NA	NA
Total Debt	$9,021,049	$3,856,497	$5,164,552	NA	NA

Cash Flows

The following table provides a summary of Mullen’s cash flow data for the years ended September 30, 2022 and 2021:

	Years Ended September 30,
Net cash provided by (used in):	2022	2021
Operating activities	$(65,795,610)	$(17,522,115)
Investing activities	(47,154,109)	(161,783)
Financing activities	197,282,630	17,692,704

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

Net cash used in operating activities was $65.8 million in the twelve months ended September 30, 2022, an increase from $17.5 million net cash used in the twelve months ended September 30, 2021. Net losses for the year ended September 30, 2022, were $740.3 million offset by non-cash operating activities of $484.4 million financing loss on warrants and $122.8 on revaluation of warrant liabilities. Stock based compensation for employees, directors and consultants totaled $43.7 million.

Cash Flows used in Investing Activities

Our cash flows used in investing activities, to date, have been comprised mainly of purchases of equipment and have not been material. We expect these costs to increase substantially in the near future as we ramp up activity ahead of commencing commercial operations.

Net cash used in investing activities was $47.1 million in the year ended September 30, 2022, a decrease from $0.2 million used in investing activities the year ended September 30, 2021. The primary factor in the increased cash outflows was the Bollinger Motors acquisition.

Cash Flows provided by Financing Activities

Through September 30, 2022, we have financed our operations primarily through the issuance of convertible notes and equity securities.

Net cash provided by financing activities was $197.3 million for the year ended September 30, 2022 primarily due to issuance of preferred shares, as compared to $17.7 million net cash provided by financing activities for the year ended September 30, 2021, which included (i) $12.2 million net proceeds from issuance of notes payable; (ii) $42.3 million in net proceeds from issuance of Common Stock; (iii) $142.9million in proceeds to issue Preferred C and D shares.

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of September 30, 2022, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended September 30,	Payments
2023	$2,820,060
2024	2,706,912
2025	2,082,614
2026	243,539
2027	15,173
2028 and Thereafter	—
Total Future Minimum Lease Payments	$7,868,298

We currently lease our headquarters space in the Los Angeles area under a single lease classified as an operating lease expiring in March 2026. We have not executed any binding agreement for leases beyond 2026.

Scheduled Debt Maturities

The following are scheduled debt maturities as of September 30, 2022:

	Years Ended September 30,
	2023	2024	2025	2026	2027	2028	Thereafter	Total
Total Debt	$3,856,497	$5,164,552	$—	$—	$—	$—	$—	$9,021,049

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

Common Stock Valuations

The grant date fair value of our Common Stock (pre-merger with Net Element) was typically determined by our board of directors with the assistance of management and a third-party valuation specialist. Given our pre-revenue stage of development, management believed that an Option Pricing Model (“OPM”) was the most appropriate method for allocating enterprise value to determine the estimated fair value of our Common Stock. Application of the OPM involved the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events. Once Mullen’s stock became publicly traded, the Board of Directors elected to determine the fair value of our post-merger Common Stock based on the closing market price the day before the date of grant.

Warrant Valuations

Management determined the fair value of the warrant liability for Series C warrants on recognition date and on subsequent dates as a maximum of (i) Black Scholes value for cash exercise of relevant warrants and (ii) current market value of the number of shares the Company would be required to issue upon cashless warrant exercise on a relevant date in accordance with warrant contract conditions. At each warrant exercise date and each accounting period end the warrant liability for the remaining unexercised warrants is marked-to-market value and the resulting gain or loss is recorded. The contracts for the Series D Warrants contain cashless exercise provisions similar to Series C Warrants described above. Therefore, Management applied similar accounting treatment to recognition, measurement and presentation of the warrant liabilities.

Recent Accounting Pronouncements

Accounting standard updates issued but not yet added were assessed and determined to be either not applicable or not expected to have a material impact on our consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (“DCP”) that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is: (a) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (b) accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosures. In designing and evaluating our DCP, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives.

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of September 30, 2022, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective as of September 30, 2022, because of material weaknesses (the “Material Weakness”) in our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of the assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In conducting our review of our internal control over financial reporting, we identified the continuing Material Weakness described below.

●	Based on management’s review of key accounting and information technology policies and procedures as of September 30, 2022, we have determined that although such policies and procedures exist, they are not all formalized in a written procedure format that is up to date. Management has since identified, prioritized and prepared several of the critically important accounting policies and procedures and these are being reviewed and implemented.

●	As a result of absence of formalized review of key controls across several business processes and insufficiently formalized documentation evidencing such review, management’s ability to evaluate the design and monitor the effective operation of these preventative and detective internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential fraud risks has been assessed as inadequate.

●	The Company identified certain design deficiencies in its management and analytical review controls associated with the financial close process. These deficiencies, individually or in the aggregate, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.

●	The Company lacks in-house accounting expertise to identify rights and obligations and reflected in non-standard agreements, requiring specialized accounting for complex transactions.

Management’s Plan for Remediation

We are engaged in ongoing efforts to remediate the control deficiencies that constituted the Material Weaknesses by implementing changes to our internal control over financial reporting, including, without limitation:

a)	ensuring that the Company can attract and retain staff with sufficient experience and knowledge in GAAP financial reporting matters;
b)	continuing professional training and academic education on accounting subjects for accounting staff;
c)	subscribing to relevant online services, other supplemental internal and external resources relating to SEC reporting;
d)	using GAAP Disclosure and SEC Reporting Checklists;
e)	engaging third-party accounting consulting firms to assist us in creating process narratives and the review of our application of GAAP on complex business combination, significant asset acquisitions, debt, and equity financing transactions;
f)	enhancing the precision relating to management review controls related to our financial statement close and financial reporting involving estimates, judgments, and assumptions;
g)	Augmenting the design of the financial statement closing and financial reporting process including inadequate documentation of accounting treatment of significant and unusual transactions.

We believe these most recent measures will aid to remediate the control deficiencies that gave rise to the Material Weaknesses, but the Material Weaknesses will not be considered fully remediated until controls have been designed and implemented for a sufficient period of time for our management to conclude that the control environment is operating effectively.

Additional remediation measures may be required, which may require additional implementation time. There is no assurance that our remediation efforts will be successful or that our internal control over financial reporting or disclosure controls and procedures will be effective.

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are not subject to the attestation requirement.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no other changes in our internal control over financial reporting that occurred during the fiscal year ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On January 13, 2023, the Company and holders of Series C Preferred Stock entered into a waiver agreement pursuant to which such holders irrevocably waived their right to receive any and all cumulative 15.0% per annum fixed dividends on such Preferred Stock, including all unpaid accrued and accumulated dividends, pursuant to the terms set forth in the Company’s Second Amended and Restated Certificate of Incorporation.

Settlement Agreement– Warrants Exercise and Share Issuance

On January 13, 2023, the Company entered into Settlement Agreements and Releases with Acuitas Capital LLC, Jim Fallon and Mank Capital (the “Holders”) pursuant to which the Holders agreed to remit to the Company an aggregate of approximately $17.8 million (collectively, the “Settlement Payment”) for the erroneous issuance by the Company of an aggregate of 1,660,988 shares of common stock in connection with the exercise of warrants. In consideration of the settlement, the Holders received the right to purchase (the “Settlement Additional Purchase Right”) additional shares of Series D Preferred Stock and warrants in an dateamount equal to $20 million on the same terms and conditions as provided under the Securities Purchase Agreement, dated as of June 7, 2022 (as amended, the “Series D Securities Purchase Agreement”) of units, consisting of one share of Preferred Stock and 185% Warrants for each share of Preferred Stock issued. The Settlement Additional Purchase Right may be exercised by a Holder from time to time, in its sole and absolute discretion in accordance with the same terms that apply to Additional Purchases as described in the Series D Securities Purchase Agreement; provided, however, that if a Holder exercises its Settlement Additional Purchase Right, it shall receive Additional Warrants exercisable for 185% of shares of Common Stock at an exercise price equal to the closing price of the Common Stock as of the date of the trading day immediately prior to the exercise of the Second Additional Purchase Right (as defined below) and the Holder agrees to issue to the Company a promissory note (the “Settlement Note”), which note will have a principal amount equal to the Settlement Payment applicable to such Holder and which will be immediately due and payable upon the earlier of (1) confirmation that the shares of common stock issuable upon conversion of the Series D Preferred Stock and warrants issued pursuant to the Settlement Additional Purchase Right have been reserved for issuance and that the resale of such reserved shares of common stock have been registered on a registration statement filed with the SEC and (ii) February 1, 2024. The Settlement Note will bear an annual interest rate of 3.5% and payment default will bear an additional rate of 2% and is immediately due in full upon an event of default, which includes a failure to pay, a breach of any representation and warranty, bankruptcy, insolvency or failure to give notice of an event of default.

Settlement Agreement– Series D Securities Purchase Agreement

On January 13, 2023, the Company entered into a Settlement Agreement and Release with the investors that entered into the Series D Securities Purchase Agreement pursuant to which such investors waived the default and all damages that are incurred as a result of the default prior to February 1, 2023 under the Series D Securities Purchase Agreement, and the Notes and the Warrants that were issued pursuant to Amendment No. 3. to the Series D Securities Purchase Agreement. In exchange, the Company agreed to grant the investors the right to purchase from the Company additional shares of Series D Preferred Stock and warrants in an amount equal to such investor’s pro rata portion of $10 million on the same terms and conditions as applicable to the purchase and sale of shares of Series D Preferred Stock as provided under the Securities Purchase Agreement (the “Second Additional Purchase Right”). The Second Additional Purchase Right may be exercised by each investor from time to time, in its sole and absolute discretion in accordance with the same terms that apply to additional purchases as described in the Securities Purchase Agreement; provided, however, that any investor that exercises its Second Additional Purchase Right will receive additional five-year warrants exercisable for 185% of shares of common stock at an exercise price equal to the closing price of the common stock as of the date of the trading day immediately prior to the exercise of the Second Additional Purchase Right.

Warrants issued pursuant to Settlement Agreements

Warrants issued pursuant to the Settlement Additional Purchase Right and the Second Additional Purchase Right will provide for cashless exercise pursuant to which the holder will receive upon exercise a “net number” of shares of Common Stock determined according to the following formula:

Net Number = (A x B) / C

For purposes of the foregoing formula:

A= The total number of shares with respect to which the Warrant is then being exercised.

B= The Black Scholes Value (as described in the warrant).

C= The Closing Bid Price of the Common Stock in the day prior the time of such exercise, but in any event not less than $0.10 per share of Common Stock, which will not be subject to adjustment.

The exercise price and number of shares issuable upon exercise of the warrants will further be adjusted upon the occurrence of certain events and holders will be allowed to participate in certain issuances and distributions (subject to certain limitations and restrictions), including certain stock dividends and splits and distributions of assets. The warrants will provide for certain purchase rights whereby if the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of Common Stock, then the holder will be entitled to acquire such purchase rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon complete exercise of the warrant. The Company would also agree not to enter into any fundamental, transaction, such as a merger, sale of more than 50% of the outstanding voting shares, sale of substantially all assets, or business combination, unless the successor entity assumes all of the obligations of the Company under the Warrants and the other transaction documents related to the warrants.

The Company must reserve out of authorized and unissued shares a number of shares of Common Stock equal to 250% of the maximum number of shares of Common Stock that are issuable upon exercise of the warrants from time to time. If the Company fails to timely deliver shares upon exercise of the Warrant, the Company will be required to either (A) pay the holder for each trading day on which shares are not delivered 1% of the product of the number of shares not so issued multiplied by the closing sale price of the Common Stock on the trading day immediately preceding the required delivery date, or (B) if the holder purchases shares of Common Stock in anticipation of delivery of shares upon exercise of the Warrant, cash in an amount equal to holder’s total purchase price of such shares. The exercisability of the warrants may also be limited if, upon exercise, the holder and its affiliates would in aggregate beneficially own more than 9.99% of the common stock.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

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

Name	Age	Position	Director Class
David Michery	56	Chief Executive Officer, President, and Chairman of the Board	Class I
Jonathan New	62	Chief Financial Officer
Calin Popa	60	President—Mullen Automotive
Mary Winter	31	Secretary and Director	Class I
Ignacio Novoa	39	Director	Class I
Kent Puckett	59	Director	Class II
Mark Betor	67	Director	Class II
William Miltner	61	Director	Class III
John Anderson	68	Director	Class III

Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company’s Board of Directors is classified into three classes with staggered three-year terms designated as follows:

●	Class I - David Michery, Mary Winter, and Ignacio Novoa whose terms will expire in 2025 at our annual meeting of stockholders or until their respective successors are elected and qualified;
●	Class II - Kent Puckett and Mark Betor, whose terms will expire at our second annual meeting of stockholders in 2023; and
●	Class III - William Miltner and John Anderson whose terms will expire at our third annual meeting of stockholders in 2024.

At each annual meeting of stockholders, the successors to directors whose terms expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until the successors are duly elected and qualified. This classification of the Board may have the effect of delaying or preventing changes in Mullen’s control of management. These directors may be removed for cause by the affirmative vote of the holders of at least two-thirds (2/3) of Mullen’s voting stock.

David Michery has served as the Chairman of the Board, President and Chief Executive Officer of the Company since the closing of the Merger in November 2021 and held those same positions at Mullen Technologies since its inception in 2018. His automotive experience began with the acquisition of Mullen Motor Company in 2012. Mr. Michery brings over 25 years within executive management, marketing, distressed assets, and business restructuring. He acquired the assets of Coda Automotive, formerly an independent EV manufacturer, through bankruptcy as an entryway into the EV business. We believe that Mr. Michery is qualified to serve as a director because of his operational and historical expertise gained from serving as our Chief Executive Officer, and his experience within various businesses, including automotive.

Jonathan New was appointed by the Board as Chief Financial Officer of the Company, effective September 19, 2022. He served as a director of the Company from November 2021 until September 19, 2022. From January 2020 until September 2022, Mr. New served as the Chief Financial Officer of Motorsport Games, Inc. (NASDAQ: MSGM), a racing game developer, publisher and esports ecosystem provider. Previously, from July 2018 to January 2020, Mr. New was Chief Financial Officer of Blink Charging Co (NASDAQ: BLNK), an owner, operator and provider of electric vehicle charging equipment and networked electric vehicle charging services, and, from 2008 to July 2018, he was Chief Financial Officer of Net Element, Inc., a global technology and value-added solutions group that supports electronic payments acceptance in a multi-channel environment. Mr. New is a Florida Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Ignacio Novoa has served as a director of the Company since July 2022.Mr. Novoa has been a realtor at Las Lomas Realty since January 2015.  Prior to that, from August 2008 to March 2021, Mr. Nova served as police officer with the Federal Reserve Police and, from September 2008 to March 2013, as program security at Northrup Grumman. We believe that Mr. Novoa is qualified to serve as a director because of his experience in managing real estate.

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

Mark Betor has served as a director of the Company since the closing of the Merger and a director of Mullen Technologies since 2018, serving on the Compensation Committee. Mr. Betor is a retired businessman and law enforcement officer. Since retirement, he has been involved with real estate investments and private business. We believe that Mr. Betor is qualified to serve as a director because of his vast experience within investments and private businesses.

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

John Andersen has served as director of the Company since September 2022. Mr. Andersen owned and operated various businesses since 1972, concentrating on real estate investment and management, primarily of multi-family residential units along with commercial sales and leases, in California, Utah and Wyoming, since 1980. From 1986 to 1996, Mr. Anderson was a partner in a large real estate company with over 300 sales agents and an escrow company, loan company and other real estate services. Since 2013, he has been a director and officer of Eminence Escrow, Inc. and, since 2015, he has owned and operated DNJ Investments, Inc., both of which provide escrow services. We believe that Mr. Anderson is qualified to serve as a director because of his extensive and in-depth experience in operating and growing businesses.

Code of Ethics

We have adopted a Code of Ethics and Business Conduct that applies to all our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. A copy of our Code of Ethics and Business Conduct has been posted to the "Investor Relations—Governance" section of our Internet website at http://www.mullensua.com. We will provide a copy of our Code of Ethics and Business Conduct to any person without charge, upon written request to our Secretary at 1405 Pioneer Street, Brea, California 92821, phone (714) 613-1900, e-mail address InvestorRelations@mullenusa.com.

Committees of the Board of Directors

The Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee of the Board of Directors consists of Kent Puckett, Chair, Mark Betor, and John Andersen. The primary functions of the Audit Committee include, among other things:

●	reviewing and approving the engagement of the independent registered public accounting firm to perform audit services and any permissible non-audit services for the Company;
●	evaluating the performance of the Company’s independent registered public accounting firm and deciding whether to retain their services;
●	monitoring the rotation of partners on the engagement team of the Company’s independent registered public accounting firm;
●	reviewing the Company’s annual and quarterly financial statements and reports and discussing the statements and reports with the Company’s independent registered public accounting firm and management, including a review of disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”
●	considering and approving or disapproving all related party transactions for the Company;
●	reviewing, with the Company’s independent registered public accounting firm and management, significant issues that may arise regarding accounting principles and financial statement presentation, as well as matters concerning the scope, adequacy and effectiveness of the Company’s financial controls;
●	conducting an annual assessment of the performance of the Audit Committee and its members, and the adequacy of its charter; and
●	establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding financial controls, accounting, or auditing matters.

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

Compensation Committee

The Compensation Committee of the Board of Directors consists of Kent Puckett, Chair, John Andersen, and Mark Betor. The functions of the Compensation Committee include, among other things:

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

Nominating and Corporate Governance Committee

The Nominating and Governance Committee of the Board of Directors currently consists of William Miltner, Chair, Mark Betor, and John Andersen. The functions of the Nominating and Corporate Governance Committee include, among other things, the following:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended September 30, 2022, except for the following:  David Michery did not timely file two Form 4s reporting 5 transactions;  Calin Popa did not timely file a Form 3 and three Form 4s reporting five transactions; Kent Puckett did not timely file one Form 4 reporting two transactions;  Mark Betor did not timely file two Form 4s reporting two transactions; and Ignacio Novoa did not timely file two Form 4s reporting 11 transactions.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid or accrued during the years ended September 30, 2022 and 2021 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at September 30, 2022, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “named executive officers”).

				Stock Award ($)
		Salary	Bonus	Common	All Other
Name and Principal Position	Year	($)	($)	Shares (1)	Compensation	Total ($)

David Michery	2022	$721,154	$750,000	$4,897,106	$—	$6,368,260
Chief Executive Officer	2021	$409,485	$—	$1,972,603	$—	$2,382,088

Kerri Sadler	2022	$348,539	$—	$198,000	$—	$546,539
Chief Accounting Officer (2)

Jerry Alban	2022	$202,340	$—	$280,500	$53,846	$536,686
Former Chief Operating Officer (3)	2021	$283,835	$—	$25,000	$—	$308,835

Calin Popa	2022	$295,815	$—	$122,055	$—	$417,870
President - Mullen Automotive	2021	$296,969	$—	$87,500	$—	$384,469

(1)	Represents share-based compensation based on the grant date fair value estimated value of Common Stock at issuance in accordance with FASB ASC Topic 718. For the year ended September 30, 2022 and 2021, Mr. Michery received 14,821,533 shares and 789,041 shares of Common Stock, respectively, Ms. Sadler received 600,000 share and no shares of Common Stock, respectively, Mr. Alban received an aggregate of 850,000 shares of Common Stock, 250,000 of which was paid in connection with his departure from the Company (as further described below), and 0 shares, respectively, and Mr. Popa received 369,863 shares and 35,000 shares of Common Stock, respectively.

(2)	Ms. Sadler served as Chief Financial Officer until September 19, 2022 and currently serves as Chief Accounting Officer.
(3)	Mr. Alban retired from the Company as Chief Operating Officer and a director effective June 30, 2022. On June 27, 2022, the Company and Mr. Alban entered into a Separation Agreement pursuant to which the Company agreed to pay Mr. Alban a single lump sum of $53,846.15 and issue to Mr. Alban 250,000 shares of common stock.

The primary elements of compensation for the Company’s named executive officers are base salary, bonus and equity-based compensation awards. The named executive officers also participate in employee benefit plans and programs that we offer to our other full-time employees on the same basis.

Base Salary

The base salary payable to our named executive officers is intended to provide a fixed component of compensation that reflects the executive’s skill set, experience, role, and responsibilities.

Bonus

Although we do not have a written bonus plan, the Board may, in its discretion, award bonuses to our executive officers on a case-by-case basis. These awards are structured to reward named executive officers for the successful performance of Mullen as a whole and of each participating named executive officer as an individual. The bonus amounts awarded in 2021 were on an entirely discretionary basis. In addition, as described under the heading “Employment and Severance Agreements,” each of the named executive officers is eligible under the terms of their respective employment agreements to receive set bonus amounts based on Mullen’s achievement of certain financial milestones.

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

The 2022 Plan provides for grants of stock options, stock appreciation rights, stock awards and restricted stock units, all of which are sometimes referred to individually, to employees, consultants, non-employee directors of the Company and its subsidiaries. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code, or non-qualified stock options. The 2022 Plan authorizes the grant of awards relating to up to 175,000,000 shares of the Company’s common stock.

Outstanding Equity Awards at Fiscal Year End 2022

The following table sets forth information with respect to outstanding equity awards at the end of the Company’s fiscal year 2022 for the “named executive officers”:

	Stock Awards
	Number of shares	Market value of
	or units of stock	shares of units of
	that have not	stock that have not
Name	vested (#)	vested ($) (1)
David Michery, Chief Executive Officer	428,382	$141,366
Kerri Sadler, Former Chief Financial Officer	600,000	$198,000
Jerry Alban, Former Chief Operating Officer	550,000	$181,500
Calin Popa, President—Mullen Automotive	369,863	$122,055
(1)	Values were calculated based on the closing price of shares of common stock on September 30, 2022, which was $0.33.

CEO Performance Award

On May 5, 2022, the Company entered into to the Performance Stock Award Agreement (the “PSA Agreement”) pursuant to which the Company agreed to grant performance equity awards to the Chief Executive Officer (“CEO Performance Award”). On July 26, 2022, at the 2022 Annual Meeting, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(c), of the issuance of shares of common stock to the Company’s Chief Executive Officer, David Michery, pursuant to the PSA Agreement.

Pursuant to the PSA Agreement, Mr. Michery is eligible to receive shares of common stock of the Company based on the achievement of milestones as described below, and within each milestone the achievement of certain performance tranches, with each tranche representing a portion of shares of common stock that may be issued to Mr. Michery upon achievement of such tranche. Upon the achievement of each tranche of one of the milestones and subject to Mr. Michery continuing as the Chief Executive Officer as of the date of satisfaction of such tranche and through the date the Compensation Committee determines, approves and certifies that the requisite conditions for the applicable tranche have been satisfied, the Company will issue shares of its common stock as specified in the tranche. Each milestone must be achieved within the performance period specified for such milestone, and the latest milestone may be achieved is December 31, 2024.

Vehicle Delivery Milestones: For each of the following five vehicle delivery milestone that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of Common Stock equal to 2% of the Company’s then-current total issued and outstanding shares of Common Stock: (i) Delivery of the Company’s Class One Van to customers for a pilot program under the captured fleet exemption by the end of December 2022; (ii) Procuring full USA certification and homologation (or vehicle approval process) for the sale and delivery of its Class One Van by end of August 2023; (iii) Full USA certification and homologation of the Dragonfly RS sports car by August 2024; (iv) Producing a drivable prototype of its Mullen 5 vehicle for consumers to test by end of October 2023; and (v) Producing a drivable prototype of its Mullen 5 RS High Performance vehicle for consumers to test by end of January 2023.

Capital Benchmark Milestones: For each $100 million raised (a “Capital Tranche”), and subject to an aggregate maximum of raised of $1.0 Billion in equity or debt financing between the date of the award agreement and the end of July 2024, the Company will issue a number of shares of Common Stock equal to 1%, of the Company’s then-current total issued and outstanding shares of Common Stock; as of the date a Capital Tranche is achieved.

Additionally, if the Company is included in the Russel Index, the Company will issue to Mr. Michery a number of shares of Common Stock equal to 2% of Mullen’s then-current total issued and outstanding shares as of the date the Company is approved to be included on the Russel Index.

On June 27, 2022, the Company joined the Russell 2000 and 3000 Indexes. In addition, on June 7, 2022, the Company entered into a securities purchase agreement, as amended by Amendment No. 1 dated June 23, 2022, Amendment No. 2 dated September 19, 2022 and Amendment No. 3 dated November 15, 2022, whereby, the Company shall secure additional funding of $275 million in the form of a put option pursuant to which, upon the terms and subject to the conditions contained in the purchase agreement and solely upon the request of the Company, the investors party to the agreement will be required to purchase an aggregate of $275 million of the Company’s Series D Preferred Stock and five-year warrants exercisable for shares of the Company’s common stock. As amended, the investors agreed that upon payment of $150 million and in lieu of receiving shares of Series D Preferred Stock and Warrants, the investors shall receive notes convertible into shares of the Company’s Common Stock.  To the extent that the Company exercises in full its rights under the purchase agreement, this will result in an achievement of two of the Capital Tranches., Mr. Michery will be entitled to such number of shares of Common Stock equal to 1% of the Company’s then-current total issued and outstanding shares of Common Stock upon the achievement of each tranche (i.e., upon each $100 million raised, a new tranche will be achieved and an additional 1% will be issued), subject to the final amount that is raised.

Feature Milestone: If Mullen enters into an agreement with a manufacturer or provider of equipment, accessory, feature or other product (collectively, “Feature”) by the end of 2023 that sets the Company or its vehicle apart from its competitors or that provides the Company a first mover or first disclosure advantage over its competitors for the Feature, the Company will issue to Mr. Michery a number of shares of Common Stock equal to 5% of the Company’s then-current total issued and outstanding shares of Common Stock as of the date the Feature milestone is achieved.

On September 1, 2022, the Company announced that it a signed partnership with Watergen Inc. to develop and equip Mullen’s portfolio of electric vehicles with technology that will produce fresh drinking water from the air for in-vehicle consumer and commercial application.

Distribution Milestone: For each vehicle distribution milestone set forth below that is satisfied by entering into a joint venture or other distribution agreement by December 31, 2024, the Company will issue to Mr. Michery a number of shares of Common Stock equal to 2% of Mullen’s then-current total issued and outstanding shares of Common Stock for each distribution milestone achieved: (i) agreement with an established local, US dealer or franchise network; and (ii) agreement with an established Latin American or other non-US based dealer or franchise network.

On November 8, 2022, the Company entered into an agreement into an agreement to appoint Newgate Motor Group as the marketing, sales, distribution and servicing agent for the Mullen I-GO in Ireland and the United Kingdom.

To date the following shares of common stock have been issued based on the achievement of the milestones and tranches listed in the table below:

CEO Performance Award Table

Date	Tranche	% of O/S Shares	Shares O/S	Shares Issued	Stock Price	Stock Compensation ($)
09/21/2022	Russell Index Tranche	2%	481,194,481	9,623,890	$0.58	$ 5,581,856
10/12/2022	Features Milestone	5%	897,686,883	44,884,344	$0.25	$11,221,086
11/08/2022	Non-USA Distribution	2%	1,231,150,138	24,623,002	$0.27	$ 6,648,211
11/30/2022	Capital Benchmark	2%	1,438,271,285	28,765,426	$0.21	$ 6,616,048
Total Shares Awarded				107,896,662		$30,067,201

Employment and Severance Agreements

We have entered into employment agreements with each of our named executive officers described below.

Chairman of the Board, President and Chief Executive Officer

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

Chief Financial Officer

On September 19, 2022, the Company entered into an employment agreement with Jonathan New. He will receive an annual salary of $425,000 and 300,000 restricted shares of Common Stock. Stock compensation is payable quarterly. A prorated tranche of 84,066 of the share compensation will be vested and due on January 1, 2023, for the period September 19, 2022, through December 31, 2022, and quarterly tranches of 75,000 shares shall be vested and due at the end of December, March, June, and September of each calendar year, beginning January 1, 2023.  Mr. New also received $25,000 in relocation allowance from Florida to California.  Additionally, the Company will reimburse up to $2,000 per month for temporary accommodation costs.  The reimbursement will terminate on the first to occur: date of permanent housing or February 1, 2023.

If Mr. New is terminated for any reason other than due to negligence, failure to deliver services or perform at the level hired or for any other just cause, he is entitled to a payment of $200,000, paid in the Company’s usual payroll cycle.

President – Mullen Automotive

Effective July 7, 2021, the Compensation Committee approved the employment contract for Calin Popa.  He will receive an annual salary of $304,000 plus incentive compensation and 100,000 restricted shares of Common Stock per year. Employment agreement contains standard terms (“employment at will”) and vacation. There is no severance agreement.

Consulting Agreement

On October 26, 2021, the Company and Mary Winter entered into a Consulting Agreement whereby the Company agreed to pay Ms. Winter $60,000 for the period from October 1, 2021, to September 30, 2022, for her services as corporate secretary.

Separation Agreement

On June 27, 2022, in connection with the retirement by Jerry Alban from the Company as Chief Operating Officer and a director effective June 30, 2022, the Company and Mr. Alban entered into a Separation Agreement pursuant to which the Company agreed to pay Mr. Alban a single lump sum payment of $53,846 and issue 250,000 shares of common stock. Mr. Alban continues to engage the Company as a consultant on special projects for approximately $60,000 a year.

Non-Employee Director Compensation

Our non-employee directors receive compensation for service on our board of directors and committees of our board of directors as follows:

●	Each non-employee director is entitled to receive $25,000 annually as a cash retainer for he/she board service, with additional annual cash retainers of (i) $2,000 for each member of our compensation committee or nominating and governance committee; (ii) $5,000 for the chairman of our compensation committee or nominating and governance committee; (iii) $8,000 for each member of our audit committee; and (iv) $45,000 for the chairman of our audit committee. All cash retainers are paid quarterly in arrears.
●	Additionally, each non-employee director receives an annual stock option award under the Company’s equity plan to purchase such number of shares of our Common Stock that will equal $75,000 divided by the closing trading price of our Common Stock on the date of each such grant, which will vest one year from the date of grant. Upon the occurrence of certain corporate events, including a change of control of the Company, all such stock option awards will immediately vest. The initial annual stock option award will be awarded to each of our non-employee directors in connection with this offering.

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

The following table sets forth information regarding compensation earned by or paid to each person who served as a non-employee member of our board of directors during 2022.

Name of Director	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Total ($)
John Anderson (2)	-	-	-
Mark Betor	$35,870	$137,002	$172,872
William Miltner	$24,212	$137,002	$161,214
Jonathan New (3)	$62,413	$ 75,002	$137,415
Ignacio Novoa (4)	$ 6,250	$ 62,000	$ 68,250
Kent Puckett	$35,870	$137,002	$172,872

(1)	Represents share-based compensation based on the grant date fair value estimated value of Common Stock at issuance in accordance with FASB ASC Topic 718. For the year ended September 30, 2022, stock awards were granted as follows: William Miltner, Jonathan New and Kent Puckett each received

18,611 shares; Mark Betor received an aggregate of 118,611 shares; and Ignacio Novoa received 100,000 shares.
(2)	Mr. Andersen was appointed effective September 19, 2022.
(3)	Mr. New resigned as a director and was appointed as Chief Financial Officer effective September 19, 2022.
(4)	Mr. Novoa was appointed as a director effective September 30, 2022. Pursuant to a one year Consulting Agreement, dated January 12, 2022, Mr. Novoa was issued an aggregate of 255,500 shares of Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our Common Stock by (i) each person who is known to us to beneficially own more than 5% of our Common Stock, (ii) each of our directors and director-nominees, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Beneficial ownership is determined in accordance with SEC rules and regulations.

Each stockholder’s percentage of ownership in the following table is based upon, as applicable, the following shares outstanding as of January 6, 2023:

Class	Number of Shares	Votes/Share	Number of Votes
Common Stock	1,693,663,180	One/share	1,693,663,180
Series A Preferred Stock	1,925	1,000/share	1,925,000
Series B Preferred Stock	0	One/share on an as-converted to common basis	0
Series C Preferred Stock	1,211,757	One/share on an as-converted to common basis	1,211,757
Series D Preferred Stock	363,097	One/share	363,097

Each share of Series A Preferred Stock converts into 100 shares of Common Stock. The Series C Preferred are convertible at any time by the holder into shares of Common Stock on a share-for-share basis. The Series D Preferred Stock converts into the number of shares of Common Stock determined by dividing the Series D Original Issue Price (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the conversion price, in effect on the date the certificate is surrendered for conversion.

Under the terms of the Preferred Stock, Notes and warrants, a holder may not convert or exercise, as applicable, the Preferred Stock, Notes or Warrants into Common Stock to the extent such exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of Common Stock which would exceed 9.99%, as applicable, of our then outstanding Common Stock following such conversion or exercise, excluding for purposes of such determination Common Stock issuable upon conversion of other convertible securities which have not been converted or exercised. The number of shares in the table does not reflect this limitation.

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

	Common Stock(1)		Total Voting Power(2)

Name of Beneficial Owners	Shares	%	%
Named Executive Officers and Directors
David Michery(3)	690,391,537	33.8%	33.9%
Jonathan New	8,611	*	*
Calin Popa	309,729	*	*
Mary Winter	87,453	*	*
Jonathan K. Andersen	500,000	*	*
Mark Betor	159,869	*	*
William Miltner	18,611	*	*
Ignacio Novoa	283,000	*	*
Kent Puckett (4)	118,611	*	*
Directors and Executive Officers as a Group (9 Persons)(3)	691,877,421	32.9%	333.0%
5% Beneficial Owners:
Acuitas Group Holdings, LLC(5)	80,301,289	4.4%	4.4%
Esousa Holdings LLC(6)	81,907,312	4.5%	4.5%
Davis-Rice Pty Limited(7)	40,150,642	2.3%	2.3%
*	Less than 1%.
(1)In computing the number of shares of Common Stock beneficially owned by a person and the percentage of beneficial ownership of that person, shares of Common Stock underlying notes, options, warrants or shares of Preferred Stock held by that person that are convertible or exercisable, as the case may be, within 60 days of the Record Date are included. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

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

(3)With regards to David Michery, consists of (i) 56,085,896 shares of Common Stock held directly by Mr. Michery, and (ii) the following shares over which Mr. Michery has voting power pursuant to Voting Agreements (as described below): (a) 224,005,491 shares of Common Stock, (b) 192,500 shares of Common Stock issuable upon conversion of 1,925 shares of Series A Preferred Stock, (c) 1,211,757 shares of Common Stock issuable upon conversion of Series C Preferred Stock, (d) 363,097 shares of Common Stock issuable upon conversion of Series D Preferred Stock, and (e) 408,532,797 shares of Common Stock issuable upon exercise of warrants. Excludes shares of Common Stock issuable upon conversion of notes and exercise of warrants issued on November 15, 2022, the issuance of which is subject to stockholder approval as described in the Company’s proxy statement filed with the SEC on November 25, 2022. Effective as of November 4, 2021, Mr. Michery entered into voting agreements with certain holders of the Company’s securities (the “Voting Agreements”) pursuant to which such holders agreed to vote as directed by Mr. Michery, and also granted Mr. Michery an irrevocable proxy, at any annual or special meeting of stockholders or through the solicitation of a written consent of stockholders, and in some cases only with respect to any meeting at which an election of directors of the Company or any proposal to approve a change of control of the Company, which includes a merger, sale or other disposition of the securities of the Company or all or substantially all of its assets, is presented. The Voting Agreements have a term of three years or longer.

(4)	Includes 18,611 shares held by PCS Mastermind LLC, of which Mr. Puckett is the managing member.

(5)	Terren Peizer serves as the Chief Executive Officer of Acuitas Capital, LLC. The amount beneficially owned excludes (a) 148,557,387 shares of Common Stock underlying warrants, and (b) additional shares of Common Stock issuable upon full conversion of a Note, which as of November 21, 2022 had a remaining principal amount outstanding of approximately $33.0 million. Inclusion of the shares of Common Stock underlying the warrants and Note would cause the stockholder to beneficially own more than 5% of Common Stock; however, the full exercise of the warrants and conversion of the Note, as well as an increase in the Company’s authorized shares of Common Stock, is subject to stockholder approval, as described in the Company’s proxy statement filed with the SEC on November 25, 2022. Securities held by Acuitas Group Holdings, LLC are subject to a 9.99% beneficial ownership limitation pursuant to the terms of warrants, preferred stock and/or convertible notes held by the stockholder, in that such derivative securities may not be exercisable, exchangeable or convertible, as applicable, to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the number of shares of Common Stock issuable upon exercise or conversion of such securities calculated in accordance with Section 13(d) of the Exchange Act. Mr. Peizer is the chairman of Acuitas Group Holdings, LLC and may be deemed to have sole voting and investment power over such shares. The address for Acuitas Capital, LLC is 2120 Colorado Avenue, #230, Santa Monica, CA 90404.

(6)	Michael Wachs serves as the sole Managing Member of Esousa Holdings, LLC. The amount beneficially owned excludes (a) 151,528,527 shares of Common Stock underlying warrants, (b) 458 shares of Common Stock issuable upon conversion of the same number of shares of Series C Preferred Stock, and (c) additional shares of Common Stock issuable upon full conversion of a Note, which as of November 21, 2022 had a remaining principal amount outstanding of approximately $33.7 million. Inclusion of the shares of Common Stock underlying the warrants, Series C Preferred Stock and Note would cause the stockholder to beneficially own more than 5% of Common Stock; however, the full exercise of the warrants and conversion of the Note, as well as an increase in the Company’s authorized shares of Common Stock is subject to stockholder approval, as described in the Company’s proxy statement filed with the SEC on November 25, 2022. Securities held by Esousa Holdings LLC are subject to a 9.99% beneficial ownership limitation pursuant to the terms of warrants, preferred stock and/or convertible notes held by the stockholder, in that such derivative securities may not be exercisable, exchangeable or convertible, as applicable, to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the number of shares of Common Stock issuable upon exercise or conversion of such securities calculated in accordance with Section 13(d) of the Exchange Act. The address for Esousa Holdings, LLC and Michael Wachs is 211 E 43rd St, 4th Fl, New York, NY 10017.

(7)	The amount beneficially owned excludes (a) 74,278,687 shares of Common Stock underlying warrants and (b) additional shares of Common Stock issuable upon full conversion of a Note, which as of November 21, 2022 had a remaining principal amount outstanding of approximately $16.5 million. Inclusion of the shares of Common Stock underlying the warrants, and Note would cause the stockholder to beneficially own more than 5% of Common Stock; however, the full exercise of the warrants and conversion of the Note, as well as an increase in the Company’s authorized shares of Common Stock, is subject to stockholder approval, as described in the Company’s proxy statement filed with the SEC on November 25, 2022. Securities held by Davis-Rice Pty Limited are subject to a 9.99% beneficial ownership limitation pursuant to the terms of warrants, preferred stock and/or convertible notes held by the stockholder, in that such derivative securities may not be exercisable, exchangeable or convertible, as applicable, to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the number of shares of Common Stock issuable upon exercise or conversion of such securities calculated in accordance with Section 13(d) of the Exchange Act. Shares held by Davis-Rice Pty Limited may be deemed to be beneficially owned by Timothy Davis-Rice, who serves as the Director of Davis-Rice Pty Limited. The address for Davis-Rice Pty Limited is 4 Murchison Street, Mittagong, NSW 2575, Australia.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of September 30, 2022. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price per	for future issuance
	exercise of outstanding options,	share of outstanding options,	under equity compensation
Plan Category	warrants and rights	warrants and rights	plans (excluding securities)
Equity compensation plans approved by stockholders	1,769,735	$0.95	50,336,780
Equity compensation plans not approved by stockholders	—	$—	—
Total	1,769,735	—	50,336,780

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board determined that Kent Puckett, Mark Betor and John Andersen, qualify as independent directors, as defined under the listing rules of the Nasdaq, and the Board consists of a majority of “independent directors” as defined under the rules of the SEC and Nasdaq listing requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit, as discussed below.

Certain Relationships and Related Transactions

The Company and Mr. Novoa entered into a one year Consulting Agreement, dated January 12, 2022, whereby Mr. Novoa provides electric vehicle market research, analysis of market trends in the electric vehicle industry and other research and services. Mr. Novoa was issued an aggregate of 255,500 shares of Common Stock with a value of $400,000 pursuant to the terms of the Consulting Agreement pursuant to the terms of the Consulting Agreement.

Prior to its corporate reorganization on November 5, 2021, the Company operated as a division of Mullen Technologies, Inc. (“MTI”).  Subsequent to the corporate reorganization, the Company has provided management and accounting services to MTI at cost pursuant to a transition services agreement dated May 12, 2021. At September 30, 2022, the Company has incurred approximately $1.2 million of costs on behalf of MTI, which is reflected in Other Current Assets on the consolidated balance sheet at September 30, 2022.

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner also is an elected Director for the Company, beginning his term in August 2021. For the fiscal year ending September 30, 2022, Mr. Miltner received $881,248 for services rendered to us.  Mr. Miltner has been providing legal services to us since 2020.

For further information, see Note 19 – Related Party Transactions, of the notes to the Company’s consolidated financial statements.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate accounting fees paid by us for the years ended September 30, 2022 and 2021. The below fees were paid to the firm Daszkal Bolton LLP.

	Year Ended	Year Ended
Type of Fees	September 30, 2022	September 30, 2021
Audit fees	$165,733	$170,000
Audit related fees	198,239	49,620
Tax fees	-	-
Total	$363,972	$219,620

 Types of Fees Explanation

Audit Fees. The aggregate fees, including expenses, billed by our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings or engagements during each of the fiscal years ended September 30, 2022, and 2021 were $165,733 and $170,000, respectively.

Audit-Related Fees. The aggregate fees, including expenses, billed by our principal accountant for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above during the fiscal years ended September 30, 2022, and 2021 were $198,239 and $49,620, respectively.

Tax Fees. The aggregate fees, including expenses, billed by our principal accountant for services rendered for tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2022, and 2021 were $0 and $0, respectively.

All Other Fees. The aggregate fees, including expenses, billed for all other products and services provided by our principal accountant during the fiscal years ended September 30, 2022, and 2021 were $0 and $0, respectively.

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

All audit and audit-related services performed by our principal accountant during the fiscal years ended September 30, 2022, and 2021 were pre-approved by our Board of Directors, then acting in the capacity of an audit committee.

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

2.	Exhibits.

The exhibits filed or furnished as part of this Annual Report on Form 10-K are those listed in the following Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., and Robert Bollinger.	8-K	001-34887	2.1	09/08/2022
2.1(a)	First Amendment to the Common Stock Purchase Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., and Robert Bollinger.	8-K	001-34887	2.1	10/14/2022
2.1(b)	First Amendment to the Cash Escrow Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., Robert Bollinger and Continental Stock Transfer & Trust Company.	8-K	001-34887	2.2	10/14/2022
2.1(c)	First Amendment to the Stock Reservation Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., Robert Bollinger and Continental Stock Transfer & Trust Company.	8-K	001-34887	2.3	10/14/2022
2.2	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and Robert Bollinger.	8-K	001-34887	2.2	09/08/2022
2.3	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and John Masters.	8-K	001-34887	2.3	09/08/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.4	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and Seaport Global Asset Management SPV LLC - Series A.	8-K	001-34887	2.4	09/08/2022
2.5	Asset Purchase Agreement dated September 16, 2022 between the Company and David W. Carickhoff, solely as Chapter 7 trustee of the Bankruptcy Estates of Electric Last Mile Solutions, Inc. and Electric Last Mile, Inc.	8-K	001-34887	10.1	09/19/2022
3.1(a)	Second Amended and Restated Certificate of Incorporation of Mullen Automotive Inc., dated November 5, 2021	8-K	001-34887	3.2	11/12/2021
3.1(b)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Mullen Automotive, Inc., dated March 8, 2022	8-K	001-34887	3.1	03/10/2022
3.1(c)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on July 26, 2022	8-K	001-34887	3.1	07/27/2022
3.1(d)	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock.	S-3ASR	333-267502	4.1(c)	09/19/2022
3.1(e)	Certificate of Mullen Automotive Inc. Increasing Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock.	S-3ASR	333-267913	4.1(d)	10/17/2022
3.1(f)	Certificate of Designation of Series AA Preferred Stock, filed November 14, 2022	8-K	001-34887	3.1	11/14/2022
3.2	Amended and Restated Bylaws	8-K	001-34887	3.3	10/05/2012
3.2(a)	Amendment No. 1 to the Bylaws, dated June 15, 2015	8-K	001-34887	3.2	06/16/2015
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws of Mullen Automotive Inc., as amended	8-K	001-34887	3.1	11/14/2022
4.1	Form of Warrant with an exercise price of $0.6877 per share	10-K	001-34887	4.1	12/29/2021
4.2	Form of Warrant (related to Securities Purchase Agreement dated June 7, 2022)	8-K	001-34887	10.1 (Exhibit A)	06/10/2022
4.3	Form of Warrant issued March 28, 2022	10-Q	001-34887	10.1	05/16/2022
4.4	Description of Company's Securities (incorporated by reference to the Company’s registration statement on Form S-3 (File No. 333-268497) filed with the Commission on November 21, 2022).	S-3ASR	333-268497		11/21/2022
10.2#	Mullen Automotive Inc. 2022 Equity Incentive Plan	DEF 14A	001-34887	Appx B	06/24/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.2(a)#	Form of Stock Option Agreement under 2022 Equity Incentive Plan					✓
10.2(b)#	Form of Restricted Stock Agreement under 2022 Equity Incentive Plan					✓
10.2(c)#	Form of Restricted Stock Unit Agreement under 2022 Equity Incentive Plan					✓
10.3#	CEO Performance Stock Award Agreement dated May 5, 2022 between Mullen Automotive Inc. and David Michery	8-K	001-34887	10.2	07/27/2022
10.4	Securities Purchase Agreement, dated as of September 1, 2021, between Mullen Technologies, Inc. and Esousa Holdings LLC	S-3/A	333-262093	10.1	02/01/2022
10.4(a)	Amendment to Convertible Preferred Security and Warrant dated February 10, 2022 between the Company and Esousa Holdings, LLC	10-Q	001-34887	10.6	02/14/2022
10.4(b)	Form Registration Rights Agreement	S-4/A	333-256166	10.6 (Exhibit C)	07/22/2021
10.5	Promissory Note dated October 8, 2021 in the principal amount of $15.0 million payable to CEOcast, Inc	10-Q	001-34887	10.5	02/14/2022
10.5(a)	Securities Purchase Agreement dated October 8, 2021 between the Company and CEOcast, Inc.	10-Q	001-34887	10.5(a)	02/14/2022
10.5(b)	Pre-Funded Common Stock Purchase Warrant dated October 8, 2021 issued to CEOcast, Inc.	10-Q	001-34887	10.5(b)	02/14/2022
10.6	Amended and Restated Secured Convertible Note and Security Agreement dated June 17, 2022 Esousa Holdings LLC	8-K	001-34887	10.1	06/21/2022
10.6(a)	Letter Agreement (Sale of Note) dated June 17, 2022	8-K	001-34887	10.2	06/21/2022
10.6(b)	Exchange Agreement, dated as of October 14, 2022, by and among Mullen Automotive Inc. and Esousa Holdings LLC.	8-K	001-34887	10.1	10/21/2022
10.6(c)	Secured Convertible Note and Security Agreement dated October 14, 2022 with Esousa Holdings LLC.	8-K	001-34887	10.2	10/21/2022
10.7#	Amended and Restated Employment Agreement, dated as of June 1, 2021, by and between David Michery and Mullen Technologies, Inc.	S-4/A	333-256166	10.10	07/22/2021
10.8	Transition Services Agreement, dated as of May 12, 2021, by and between Mullen Technologies, Inc. and Mullen Automotive Inc.	S-4/A	333-256166	10.14	07/22/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.9	Tax Sharing Agreement, dated May 12, 2021, by and among Mullen Technologies, Inc. and Mullen Automotive Inc.	S-4/A	333-256166	10.15	07/22/2021
10.10#	Employment Agreement dated October 25, 2021 between the Company and Kerri Sadler	10-K	001-34887	10.21#*	12/29/2021
10.11

Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions between Mullen Technologies, inc. and Saleen Motors International, LLC, dated as of March 9, 2021, and First Amendment dated as of July 23, 2021

		10-K	001-34887	10.24*	12/29/2021
10.12	Consultant Agreement dated October 26, 2021 between the Company and Mary Winter	10-K	001-34887	10.25*	12/29/2021
10.14	Loan Commitment with NuBridge Commercial Lending executed February 23, 2022	8-K	001-34887	10.2	02/28/2022
10.14(a)	Guaranty dated March 7, 2022 between NuBridge Commercial Lending, LLC and David Michery	10-Q	001-34887	10.4(a)	05/16/2022
10.15	Letter of Intent dated January 14, 2022 between the Company and Mark Betor	10-Q	001-34887	10.2	05/16/2022
10.16	Securities Purchase Agreement dated June 7, 2022 for Series D Preferred Stock and Warrants	8-K	001-34887	10.1	06/10/2022
10.16(a)	Amendment No. 1 dated June 23, 2022 to Securities Purchase Agreement dated June 7, 2022	8-K	001-34887	10.1	06/24/2022
10.16(b)	Amendment No. 2 dated August 19, 2022 to Securities Purchase Agreement dated June 7, 2022	S-3ASR	333-267502	99.3	09/19/2022
10.16(c)	Amendment No. 3 to the Securities Purchase Agreement, dated November 15, 2022, by and between Mullen Automotive Inc. and the buyers named therein	8-K	001-34887	10.1	11/21/2022
10.16(d)	Form of Convertible Note dated November 15, 2022	8-K	001-34887	10.2	11/21/2022
10.17#	Employment Separation Agreement between the Company and Jerry Alban dated June 27, 2022	10-Q	001-34887	10.6	08/12/2022
10.18	Lease dated June 29, 2022 between the Company and with the Lakeview Business Center, LLC	10-Q	001-34887	10.7	08/12/2022
10.19	Consulting Agreement dated January 12, 2022 between the Company and Ignacio Novoa	10-Q	001-34887	10.8	08/12/2022

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.20	Subscription and Investment Representation Agreement, dated November 14, 2022, by and between Mullen Automotive Inc. and the purchaser signatory thereto	8-K	001-34887	10.1	11/14/2022
10.21	Firm Order Agreement dated December 12, 2022, between Randy Marion Isuzu, LLC and the Company	8-K	001-34887	10.1	12/15/2022
10.22	Offer Letter with Jonathan New dated September 7, 2022					✓
10.23	Settlement Agreement dated January 13, 2023 with Acuitas, J. Fallon and Mank Capital					✓
10.23(a)	Form of Promissory Note					✓
10.24	Waiver Agreement dated January 12, 2023 with Series C Preferred Stockholders					✓
10.25	Settlement Agreement dated January 13, 2023 with respect to Series D Securities Purcashe Agreement					✓
10.25(a)	Form of Warrant					✓
21.1	List of Subsidiaries					✓
24.1	Power of Attorney (included on signature page)					✓
23.1	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)					✓
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934					✓
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934					✓
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350					✓
101.INS

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

✓

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).					✓

# Indicates management contract or compensatory plan or arrangement.

* Filed herewith (furnished herewith with respect to Exhibit 32.1).

Item 16. Form 10-K Summary.

None.

MULLEN AUTOMOTIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MULLEN AUTOMOTIVE, INC.

FINANCIAL STATEMENTS

September 30, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mullen Automotive Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mullen Automotive Inc. (the “Company”) at September 30, 2022 and 2021, and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has sustained net losses, has indebtedness in default, and has a deficiency in working capital of approximately $36.0 million at September 30, 2022, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Intangible Assets and Goodwill in Acquisitions

As described in Notes 3 to the consolidated financial statements, the Company completed the 60% acquisition for consideration of $148.2 million (enterprise value $247.0 million) and the transaction was accounted for as business combinations. The Company recorded acquired intangible assets and goodwill at fair value on the date of acquisition using a discounted cash flow methodology. The methods used to estimate the fair value of acquired intangible assets and goodwill involve significant assumptions. The significant assumptions applied by management in estimating the fair value of acquired intangible assets included income projections and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets in acquisitions are a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of intangible assets acquired due to the significant judgment by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the income projections and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reading the purchase agreements, and testing management’s process for estimating the fair value of intangible assets. Testing management’s process included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including the income projections and discount rates. Evaluating the reasonableness of the income projections involved considering the current performance of the acquired business, the consistency with external market and industry data, and whether these assumptions were consistent with other evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of significant assumptions, including the discount rates, by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable companies.

Accounting for Contracts that Qualify as Liabilities

As described in Note 12 to the consolidated financial statements, during the year, the Company had an insufficient number of authorized shares available for issuance for the conversion of Series C Preferred Stock and exercise of warrants to purchase common stock. These financial instruments were measured at fair value on a recurring basis until the Company had sufficient authorized common stock.

The principal considerations for our determination that performing procedures relating to the valuation of financial instruments is a critical audit matter are the significant judgment by management when developing the fair value of the liabilities. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the valuation models used and related variable inputs used within those models.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the valuation techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management. Evaluating management’s assumptions related to the volatility amounts and discount rates involved evaluating whether the assumptions used by management were reasonable considering the current and historical performance, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2020.

Fort Lauderdale, Florida

January 13, 2023

MULLEN AUTOMOTIVE, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,085,685	$42,174
Restricted cash	30,289,400	—
Prepaid expenses and other current assets	1,958,759	6,768,881
TOTAL CURRENT ASSETS	86,333,844	6,811,055
Property, equipment and leasehold improvements, net	14,803,716	1,181,477
Intangible assets, net	93,947,018	2,495,259
Deposit on ELMS assets purchase	5,500,000	—
Amounts receivable from related parties	1,232,387	—
Right-of-use assets	4,597,052	2,350,929
Goodwill	92,834,832	—
Other assets	3,345,631	4,333,774
TOTAL ASSETS	$302,594,479	$17,172,494

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$6,398,425	$5,206,310
Accrued expenses and other current liabilities	7,185,881	19,126,765
Dividends payable	7,762,255	—
Warrant liabilities	84,799,179	—
Liability to issue shares	10,710,000	7,027,500
Lease liabilities, current portion	1,428,474	599,898
Notes payable, current portion	3,856,497	39,200,970
Other current liabilities	90,372	—
TOTAL CURRENT LIABILITIES	122,231,083	71,161,443
Notes payable, net of current portion	5,164,552	247,612
Lease liabilities, net of current portion	3,359,354	1,857,894
Deferred tax liability	14,882,782	—
Other liabilities	—	5,617,192
TOTAL LIABILITIES	145,637,771	78,884,141
Commitments and Contingencies (Note 18)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock; $0.001 par value; 500,000,000 preferred shares authorized;
Preferred Series A; 200,000 shares authorized; 1,924 and 100,363 shares issued and outstanding at September 30, 2022, and 2021, respectively.	2	100
Preferred Series B; 12,000,000 shares authorized; zero and 5,567,319 shares issued and outstanding at September 30, 2022, and 2021, respectively.	—	5,568
Preferred Series C; 40,000,000 shares authorized; 1,360,321 and zero shares issued and outstanding at September 30, 2022, and 2021, respectively.	1,360	—
Preferred Series D; 437,500,001 shares authorized; 4,359,652 and zero shares issued and outstanding at September 30, 2022, and 2021, respectively.	4,359	—
Common Stock; $0.001 par value; 1,750,000,000 shares authorized; 833,468,180 and 7,048,387 shares issued and outstanding at September 30, 2022, and 2021, respectively.	833,468	7,048
Additional Paid-in Capital	947,765,155	88,650,286
Accumulated Deficit	(889,907,455)	(150,374,649)
Non-controlling interest	98,259,819	—
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	156,956,709	(61,711,647)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$302,594,479	$17,172,494

MULLEN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2022	2021
OPERATING EXPENSES
Research and development	$21,650,840	$3,009,027
General and administrative	75,338,256	19,393,141
Total Operating Expense	96,989,096	22,402,168
Loss from Operations	(96,989,096)	(22,402,168)

Loss on disposal of fixed assets	(50,574)	—
Other financing costs	—	(1,559,961)
Gain on extinguishment of indebtedness, net	33,413	890,581
Penalty for insufficient authorized shares	(3,495,000)	—
Revaluation of warrants liabilities	(122,803,715)	—
Other financing costs - initial recognition of warrant liabilities	(484,421,258)	—
Other income (expense), net	(5,647,841)	—
Interest expense	(26,949,081)	(21,168,232)
Net Loss before income taxes	(740,323,152)	(44,239,780)

Provision for income tax	(1,600)	(800)

Net Loss	(740,324,752)	(44,240,580)

Net loss attributable to non-controlling interest	791,946	—
Net loss attributable to Mullen Automotive shareholders	(739,532,806)	(44,240,580)

Less: Preferred dividends	(40,516,440)	-

Net loss attributable to shareholders less preferred dividends	$(780,049,246)	$(44,240,580)

Net Loss per Share	$(2.80)	$(8.56)

Weighted average shares outstanding, basic and diluted	278,219,500	5,171,144

MULLEN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock
	Series A		Series B		Series C		Series D		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, October 1, 2020	116,789	$116	5,567,319	$5,568	—	$—	—	$—	5,086,225	$5,086	$63,619,280	$(106,134,069)	$—	$(42,504,019)

Shares issued for cash	—	—	—	—	—	—	—	—	126,119	126	4,799,948	4,800,074	—	—
Shares issued for legal settlement	—	—	—	—	—	—	—	—	39,235	39	1,259,961	1,260,000	—	—
Warrant issuances	—	—	—	—	—	—	—	—	—	—	14,007,258	14,007,258	—	—
Issuance of common stock for conversion of preferred stock	(16,426)	(16)	—	—	—	—	—	—	1,642,563	1,643	(1,627)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	154,245	154	4,965,466	—	—	4,965,620
Net loss	—	—	—	—	—	—	—	—	—	—	—	(44,240,580)	—	(44,240,580)
Balance, September 30, 2021	100,363	100	5,567,319	5,568	—	—	—	—	7,048,387	7,048	88,650,286	(150,374,649)	—	(61,711,647)

Beneficial conversion feature of convertible debt	—	—	—	—	—	—	—	—	—	—	3,336,853	—	—	3,335,005
Cashless Warrant exercise	—	—	—	—	—	—	—	—	530,251,927	530,252	553,841,286	—	—	554,371,538
Common shares issued to settle liability to issue	—	—	—	—	—	—	—	—	131,477	131	1,034,681	—	—	1,034,812
Dividends deemed and accrued on preferred stock	—	—	—	—	—	—	—	—	—	—	(40,516,440)	—	—	(40,516,440)
Issuance of common stock for conversion of debt	—	—	—	—	—	—	—	—	17,500,000	17,500	18,120,600	—	—	18,138,100
Issuance of common stock for conversion of preferred stock	(98,439)	(98)	(5,567,319)	(5,568)	(13,766,058)	(13,766)	(75,567,273)	(75,568)	104,743,630	104,744	(11,594)	—	—	-
Issuance of common stock for note receivable	—	—	—	—	—	—	—	—	14,343,550	14,344	(14,344)	—	—	—
Issuance of common stock as payment of penalty to shareholder	—	—	—	—	—	—	—	—	5,587,530	5,588	3,489,412	—	—	3,495,000

Preferred shares issued for cash	—	—	—	—	12,212,450	12,212	79,926,925	79,927	—	—	141,009,395	—	—	141,101,534
Preferred shares issued in exchange for conversion of debt	—	—	—	—	2,829,029	2,829	—	—	—	—	24,988,926	—	—	24,991,755
Preferred shares issued to settle liability to issue	—	—	—	—	84,900	85	—	—	—	—	704,915	—	—	705,000
Prefunded warrant issuance	—	—	—	—	—	—	—	—	—	—	15,000,000	—	—	15,000,000
Shares issued for asset	—	—	—	—	—	—	—	—	109,412	109	140,891	—	—	141,000
Shares issued for business acquisition	—	—	—	—	—	—	—	—	63,599,876	63,600	41,514,047	—	—	41,577,647
Shares issued for cash	—	—	—	—	—	—	—	—	65,702,395	65,702	42,269,378	—	—	42,335,080
Stock based compensation	—	—	—	—	—	—	—	—	24,449,996	24,450	43,715,242	—	—	43,739,692
Warrant issuances	—	—	—	—	—	—	—	—	—	—	10,491,621	—	—	10,491,621
Non-controlling interest from Bollinger acquisition	—	—	—	—	—	—	—	—	—	—	—	—	99,051,765	99,051,765
Non-controlling interest loss since Bollinger acquisition	—	—	—	—	—	—	—	—	—	—	—	—	(791,946)	(791,946)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(739,532,806)	—	(739,532,806)
Balance, September 30, 2022	1,924	$2	-	$-	1,360,321	$1,360	4,359,652	$4,359	833,468,180	$833,468	$947,765,155	$(889,907,455)	$98,259,819	$156,956,709

MULLEN AUTOMOTIVE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(740,324,752)	$(44,240,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,282,285	720,805
Financing loss on warrants	484,421,258	—
Revaluation of warrant liabilities	122,803,715	—
Impairment charge - materials	—	74,495
Stock-based compensation to employees, directors and consultants	43,715,242	4,965,621
Issuance of shares for legal settlement	—	1,260,000
Non-cash interest and other operating activities	13,883,637	12,956,583
Non-cash lease expense	441,066	507,189
Income tax expense	1,600	800
Amortization of debt discount	19,595,915	8,211,648
Loss on asset disposal	50,574	—
Loss (gain) on extinguishment of debt	41,096	(890,581)

Changes in operating assets and liabilities:
Material and supplies	—	(87,165)
Other current assets	—	(49,265)
Prepaids and other current assets	3,114,540	(3,571,768)
Accounts payable	1,192,113	5,665,461
Accrued expenses and other liabilities	(18,013,899)	(2,554,813)
Lease liabilities	—	(490,545)
Net cash used in operating activities	(65,795,610)	(17,522,115)

Cash Flows from Investing Activities
Purchase of equipment	(11,606,944)	(43,893)
Acquisition of Bollinger Motors, Inc, net of cash acquired	(29,631,984)	—
Deposits on purchase of assets	(5,500,000)	—
Purchase of intangible assets	(415,181)	(117,890)
Net cash used in investing activities	(47,154,109)	(161,783)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	12,240,353	12,768,500
Proceeds from issuance of common stock	42,269,378	4,800,074
Proceeds from issuance of preferred stock	142,873,667	—
Proceeds from issue of prefunded warrants	15,000,000	—
Proceeds from liability to issue preferred C shares	—	705,000
Payment of notes payable	(15,100,768)	(580,870)
Net cash provided by financing activities	197,282,630	17,692,704

Increase in cash	84,332,911	8,806
Cash, beginning of year	42,174	33,368
Cash, end of year, including restricted cash	$84,375,085	$42,174

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$1,407,988	$15,136
Cash paid for taxes	$—	$800
Supplemental disclosure for non-cash activities:
Issuance of common stock for conversion of debt and interests	$17,339,000	$—
Preferred shares issued in exchange for convertible debt	$24,988,926	$—
Liability to issue shares in exchange for prepaid expenses	$—	$6,322,500
Stock based payment for business acquired	$41,577,647	$—
Right-of-use assets obtained in exchange of operating lease liabilities	$4,081,716	$1,129,003
Conversion of a note payable to a liability to issue shares	$10,413,900	$—
Indebtedness settled via issuance of stock	$—	$1,300,000
Release of deferred advertising	$—	$15,054,000

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mullen Automotive Inc. (“MAI”, “Mullen”, “we” or the “Company”) is a development-stage electronic vehicle (EV) manufacturer. The Company operated as the EV division of Mullen Technologies, Inc. until November 5, 2021, at which time the Company underwent a capitalization and corporate reorganization by way of a spin-off by the Company to its shareholders, followed by a reverse merger with and into Net Element, Inc. (the “Merger”).

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC., a Delaware corporation, Mullen Investment Properties LLC, a Mississippi corporation, and Bollinger Motors, Inc., a Delaware corporation. Intercompany accounts and transactions have been eliminated, if any.

The financial statements reflect the consolidated financial position and results of operations of Mullen, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

The Coronavirus Pandemic (“COVID-19”) continues to impact countries, communities, supply chains and markets, global financial markets, and various industries. To date, COVID-19 has had a material and disruptive impact on our strategy in EV product development and the ability to obtain external financing to fund its development activities. Company management is unable to predict whether the global pandemic will continue to have a material impact on our future financial condition and results of operations.

Going Concern

The Company’s financial statements as of September 30, 2022, have been prepared on a going concern basis. The Company has not generated revenue to date and has accumulated losses since inception. The Company’s ability to continue operating as a going concern is contingent upon, among other things, its ability to raise sufficient additional capital and/or obtaining the necessary financing to support ongoing and future operations and to successfully manufacture and launch its products for sale. While the Company expects to obtain the additional capital and/or financing that is needed, there is no assurance that the Company will be successful in obtaining the necessary funds to bring its product and service offerings to market and support future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our management plans to raise additional capital through a combination of equity and debt financing, strategic alliances and licensing arrangements. Company management has evaluated whether there are any conditions and events considered in aggregate, which raises substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. Since inception, we have incurred significant accumulated losses of approximately $889.9 million, and have a deficiency in working capital of approximately $36.0 million on September 30, 2022. For more information regarding additional financing after September 30, 2022, see Note 20 – Subsequent Events.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Business Combination

Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. FASB ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense. The Company completed the acquisition of Bollinger Motors, Inc on September 7, 2022 (see Note 4 – Acquisition of Bollinger Motors, Inc.).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of total expenses in the reporting periods. Estimates are used for, but not limited to, the fair value of net assets acquired in business acquisitions and asset purchases, fair value of financial instruments, economic lives of intangible assets and property and equipment, income taxes, contingencies, inputs used to value stock-based compensation, and the valuation of common and preferred stock issued by the Company.

Additionally, the interest rates on several debt agreements have been imputed where there was no stated interest rate within the original agreement. The imputed interest results in adjustments to the debt amounts reported in our financial statements prepared under U.S. GAAP. Loan valuations issues can arise when trying to determine the debt attributes, such as discount rate, credit loss factors, liquidity discounts, and pricing.

Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for adjustments about the carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results may differ materially from these estimates.

Risks and Uncertainties

We operate within an industry that is subject to rapid technological change, intense competition, and in which there is significant government regulations. It is subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological, required knowledge of industry governmental regulations, and other risks associated with an emerging business. Any one or combination of these or other risks could have a substantial influence on our future operations and prospects for commercial success.

Cash and Cash Equivalents

Company management considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are $54.1 million and $42 thousand as of September 30, 2022, and 2021, respectively.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash

Cash obtained from customer deposits is held by the Company and is restricted from use to fund operations. Refundable deposits are $289 thousand and $0 for the year ended September 30, 2022, and 2021, respectively.

On September 7, 2022, the Company deposited $30 million in an escrow account as part of the Bollinger acquisition (see Note 4 – Acquisition of Bollinger Motors, Inc.).

Prepaid and Other Current Assets

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

Estimated Useful Lives

Description	Life
Buildings	30 Years and shorter of life of asset or lease term
Furniture and Equipment	3 to 7 Years
Computer and Software	1 to 5 Years
Machinery, Shop and Testing Equipment	3 to 7 Years
Leasehold Improvements	Shorter of the estimated useful life or the underlying lease term
Vehicles	5 Years

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. Since the Company has incurred operating losses to date, the net deferred tax assets have been fully offset by a valuation allowance as of September 30, 2022. Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the “more likely than not” threshold for financial statement recognition and measurement. There are transactions that occur during the ordinary course

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of business for which the ultimate tax determination may be uncertain. At September 30, 2022, and 2021, there were no material changes to either the nature or the amounts of the uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because management does not believe the recoverability of the tax assets meets the “more likely than not” likelihood at September 30, 2022, and 2021.

Intangible Assets

Intangible Assets

The Company capitalizes legal costs related to the application for patents and trademarks. Amortization of such patent costs will begin when the related patent is granted to the Company and is recorded on a straight-line basis. Management judgment is used to determine the estimated economic life on intangible assets. Intangible assets are amortized over a maximum of 10 years. The Company acquired intangible assets in connection with the Bollinger acquisition which are being amortized over its estimated economic lives.

Impairment of Long-Lived Assets

The Company periodically evaluates property, plant and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any such impairment charges during the years ended September 30, 2022, and 2021, respectively.

Leases

In February 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases. The core principle of ASU 2016-02 is that lessees should recognize on its balance sheet, assets and liabilities arising from a lease. In accordance with that principle, ASU 2016-02 requires that a lessee recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. Lessees shall classify all leases as finance or operating leases.

General and Administrative Expenses

General and administrative (“G&A”) expenses include all non-production related expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, and licenses. Advertising costs are expensed as incurred and are included in G&A expenses. Other than trade show expenses which are deferred until occurrence of the future event, we expense advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising costs for the year ended September 30, 2022 and September 30, 2021, were $4,407,764 and $413,771, respectively.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation

We account for share-based awards issued by the Company in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all common shares of the Company issued to employees, non-employees and directors. The fair value of non-marketable share-based awards has been estimated based on an independent valuation. The Company’s common and preferred share valuations have been appraised by an independent financial valuation advisor, based on assumptions management believes to be reasonable. Key assumptions and approaches to value used in estimating fair value, includes economic and industry data; business valuation; prior transactions; option value method and other cost, income and market value approaches. Share-based compensation is included within general and administrative expenses. See Note 10 – Share-Based Compensation for the share-based compensation expense that is included within General and Administrative expenses for the years ended September 30, 2022, and 2021.

Related Party Transactions

We have related party transactions with certain of our directors, officers, and principal shareholders, in addition to entities related to certain officers, these transactions include operational loans, convertible debt, and warrants for financial support associated with the borrowing of funds and are entered into in the ordinary course of business (See Note 19 – Related Party Transactions) for detail on related party transactions.

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

Concentrations of Business and Credit Risk

We maintain cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations. However, we have not experienced any losses in such accounts and management believes we are not exposed to any significant credit risk on these accounts. The amounts in excess of insured limits as of September 30, 2022, and 2021 are $53.3 million and $0, respectively.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Issued Accounting Standards

Accounting standard updates issued but not yet added were assessed and determined to be either not applicable or not expected to have a material impact on our consolidated financial statements.

NOTE 4 – ACQUISITION OF BOLLINGER MOTORS, INC.

On September 7, 2022, the Company acquired, through a series of purchase agreements, 544,347 shares of common stock of Bollinger Motors, Inc. (“Bollinger Motors”), representing approximately 60% of the outstanding shares. Purchase accounting is open with respect to taxes until all tax basis information can be gathered.

The following table summarizes the preliminary purchase price consideration to acquire Bollinger Motors:

Cash consideration	$75,000,000
Cash consideration- deferred	32,000,000
Stock consideration (book value of $41.2 million)	41,577,647
Total Consideration	$148,577,647

Total consideration of $148.6 million was paid or payable to Bollinger Motors and Bollinger shareholders as follows:

●	Cash consideration due to Bollinger Motors is approximately $107 million, of which $75 million was paid at closing and $32 million is to be paid in five installments through August 5, 2023. The Company deposited $32 million into an escrow account on November 29, 2022 to fulfill the five installment amount.

●	Stock consideration due to Bollinger shareholders is 63,599,876 shares of the Company’s Common Stock valued at approximately $41.6 million.

The Company has determined that the acquisition of Bollinger Motors constitutes a business acquisition as defined by ACS 805, Business Combinations. Accordingly, the assets acquired, and the liabilities assumed in the transaction were recorded at their acquisition date estimated fair value, while the transaction costs associated with the acquisition were expensed as incurred pursuant to the purchased method of accounting in accordance with ASC 805. The Company’s purchase price allocation was based on an evaluation of the appropriate fair values and represents management’s best estimate based on available data. Fair values are determined based on the requirements of ASC 820, Fair Measurements and Disclosure.

The following table summarizes the allocation of fair value of assets acquired and liabilities assumed:

Purchase Consideration
Cash and debt consideration	$107,000,000
Stock consideration	41,577,647
Total consideration received for 60% of Bollinger	148,577,647
Noncontrolling interest (40%)	99,051,765
Consideration transferred including noncontrolling interest	$247,629,412

Allocation of Purchase Consideration
Cash and restricted cash	$77,238,086
Other current assets	867,112
Fixed assets	1,009,662
Goodwill	92,479,704

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intellectual property	58,304,612
Patents	32,391,186
Trademarks	1,075,048
Non-compete agreements	745,947
Other non-current assets	246,896
Accounts payable	(638,752)
Refundable deposits	(213,679)
Deferred tax liability	(14,882,782)
Other current liabilities	(993,628)
Estimated fair value of 100% of net assets acquired	$247,629,412

As a result of the acquisition transaction, Mullen acquired controlling interest of Bollinger. Acquired intellectual property, patents and non-compete agreements have finite life. The finite-lived intangible assets will be amortized using the straight-line method of the respective lives of each asset. Below are the acquired intangibles with their relative useful lives and method of amortization:

Intangible Asset	Useful Life	Amortization Method
Intellectual property	10 years	Straight-line
Patents	10 years	Straight-line
Trademarks	10 years	Straight-line
Non-compete agreements	5 years	Straight-line

Valuation Methodology

The fair value of Intellectual Property was determined using the Relief from Royalty Method. This method was applied to the core intellectual property of Bollinger Motors consisting of the designs, trademarks and processes.  Under the MPEEM, the Company determines free cash flows for a group of assets, and then adjusts it for a contributory charge for the use of other identifiable tangible and intangible assets. The present value of the resulting excess cash flows is adjusted for any tax benefits and the resulting amount represents the fair value of the intangible asset.

The fair value of the Company’s patents was determined using the Relief from Royalty Method. The method considers what a purchaser could afford, or would be willing to pay, for a license of similar intellectual property rights. The royalty stream is then capitalized reflecting the risk and return relationship of investing in the asset. The Company used 5% as an initial royalty rate, gradually decreasing it to 1% over 10 years in 2031 to reflect technological obsolescence.

The non-compete agreement was valued using a discounted cash flow with and without method. Under this method, estimated enterprise value is calculated with non-complete clauses and compared to the enterprise value in the absence of the clauses. Estimated enterprise value is determined as present value of future cash flows. The after-tax differential of enterprise value is adjusted for the probability, reflecting specific facts and circumstances.

As part of application of the above methods, the annual discount rate used to determine the present value of future cash flows varied between 40% and 42%.

Assumptions used in forecasting cash flows and determining the fair value for each of the identified intangible asset included consideration of the following:

-	Historical performance of the assets, sales and profitability
-	Estimation of the economic life of the assets
-	Risk profile of an individual assets
-	Business prospects and industry expectations
-	Amortization benefits on intangible assets

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-	Acquisition of new customers.

Supplemental pro forma information

The following supplemental pro forma information summarizes the Company’s results of operations for the current reporting period, as if the Company completed the acquisition as of the beginning of the annual reporting period.

Supplemental pro forma information is as follows:

	Year ended September 30,
	2022	2021
Total Revenues	—	—
Net loss	(753,916,185)	(57,647,534)

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

For the years ended September 30, 2022, and 2021, goodwill was approximately $92.8 and $0, respectively (See Note 4 – Acquisition of Bollinger Motors, Inc.).

The Company website development, trademark and patents costs were $93.9 million and $2.5 million as of September 30, 2022 and 2021, respectively. These costs historically have been capitalized.

The weighted average useful life of intangible assets is 9.73 years. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the identifiable intangible assets.

	September 30, 2022			September 30, 2021
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Finite-Lived Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
Website design and development	$2,660,391	$(1,108,496)	$1,551,895	$2,660,391	$(221,699)	$2,438,692
Intellectual property	58,375,794	(438,581)	57,937,213	71,182	(69,205)	1,977
Patents	32,391,186	(204,109)	32,187,077	—	—	—
Other	1,820,994	(16,175)	1,804,819	—	—	—
Trademark	466,014	—	466,014	54,590	—	54,590
Total Finite-Lived Intangible Assets	$95,714,379	$(1,767,361)	$93,947,018	$2,786,163	$(290,904)	$2,495,259

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total future amortization expense for finite-lived intangible assets are as follows:

Years Ended September 30, 2022	Future Amortization
2023	$10,213,071
2024	9,991,372
2025	9,326,274
2026	9,326,274
2027	9,326,274
Thereafter	45,297,740
Total Future Amortization	$93,481,005

For the years ended September 30, 2022, and 2021, amortization for the intangible assets was $1,476,457 and $245,427 respectively.

NOTE 6 – DEBT

Short-term debt comprises a significant component of the Company’s funding needs. Short-term debt is defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of greater than one year.

Short and Long-Term Debt

The following is a summary of our indebtedness at September 30, 2022:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured Notes	$3,051,085	$3,051,085	$—	0.00 - 10.00%	2019-2021
Promissory Notes	1,096,787	—	1,096,787	28.00%	2024
Real Estate Note	5,247,612	247,612	5,000,000	5.0 - 8.99%	2023 - 2024
Loan Advances	557,800	557,800	—	0.00 - 10.00%	2016 - 2018
Less: Debt Discount	(932,235)	—	(932,235)	NA	NA
Total Debt	$9,021,049	$3,856,497	$5,164,552	NA	NA

Scheduled Debt Maturities

The following scheduled debt maturities at September 30, 2022:

	Years Ended September 30,
	2023	2024	2025	2026	Total
Total Debt	$3,856,497	$5,164,552	$—	$—	$9,021,049

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes and Advances

We enter into promissory notes with third parties and Company officers to support our operations. Promissory notes typically are for less than three years maturity and carry interest rates from 0% to 28.0%. Promissory notes and loan advances that are in default still accrue interest after their scheduled maturity dates. We record imputed interest on promissory notes and advances which are deemed to be below the market interest rate. For the years ended September 30, 2022, and 2021, we recorded interest expenses of $30,199,081 and $21,168,232, respectively.

In some instances, shares of common stock or warrants were issued along with the issuance of promissory notes, resulting in the recognition of a debt discount which is amortized to interest expense over the term of the promissory note. Debt discount amortization for the fiscal year ended September 30, 2022, and 2021, was $19,032,382 and $8,026,328, respectively.

Prior SPAs and Related Warrants

The 15% unsecured convertible notes (the “15% Notes”) described within the Exchange Agreement dated May 7, 2021 were issued pursuant to certain Securities Purchase Agreements (the “Prior SPAs”) with the various noteholders in 2020 and 2021 generally to finance Mullen Technologies’ electric vehicle business. The Prior SPAs provided for the issuance of 15% Notes and a specified number of warrants allowing the noteholders to purchase common stock at an exercise price of $0.6877 per share, at any time prior to an expiration date that is generally 5 years after the date of issuance.

At the effective time of the Merger, each of the warrants to purchase Mullen Technologies common stock were canceled and converted automatically into warrants to purchase shares of common stock of the Company (the “Prior SPA Warrants”).  See Note 8 - Deficiency in Stockholders’ Equity - Amendments to Warrants and Anti-Dilution Waivers.

Amended and Restated Secured Convertible Note and Security Agreement

On June 17, 2022, the Company entered into an Amended and Restated Secured Convertible Note and Security Agreement (the “A&R Note”) with Esousa Holdings LLC, (“Esousa”). The A&R Note amended and restated a promissory note dated July 23, 2020, entered into between Mullen Technologies, Inc. and DBI Lease Buyback Servicing LLC (“DBI”), for a principal amount of $23,831,554 (the “Original Note”). Esousa purchased rights under the Original Note from DBI immediately prior to entering into the A&R Note.

The A&R Note extended the maturity date of the Original Note, to July 23, 2024. In addition, the A&R Note provides that Esousa may elect to convert all or any portion of the then-outstanding principal balance of the A&R Note into that number of shares of the common stock of the Company, equal to the number obtained by dividing the outstanding principal balance of the A&R Note to be so converted at a 5% discount to the lowest daily volume-weighted average price in the 10 trading days prior to conversion based on the prevailing market value of shares of the common stock of the Company as reported on Nasdaq at close on the date on which a written notice of conversion is delivered to the Company.  On June 27, 2022, Esousa exercised their right to convert the principal amount of $27,770,400 into 28,000,000 shares of common stock. The Company issued 17,500,000 shares as partial conversion and recorded a liability at fair value in the amount of $13,755,000 classified as shares to be issued. As of September 30, 2022, the balance of the A&R Note was $1,096,787 in principal plus accrued interest of $300,907. The liability to issue shares was remeasured to fair value until the Company had sufficient outstanding shares and is presented within Liability to issue shares in the balance sheet in amount of $10,710.000 (See also Note 20 – Subsequent Events).

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – FAIR VALUE MEASUREMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Financial Liabilities Measured at Fair Value

The fair value of warrant obligations on recognition date and on subsequent dates was estimated as a maximum of (i) Black Scholes value for cash exercise of relevant warrants and (ii) current market value of the number of shares the Company would be required to issue upon cashless warrant exercise on a relevant date in accordance with warrant contract conditions.

The fair value of the warrants and other convertible instruments includes inputs that are not observable in the market and thus represents a Level III financial liability. The assumptions used that represent management’s best estimates of the fair value of the Company’s warrants and other convertible instruments issued and outstanding were as follows:

September 30, 2022
Expected term (in years)	4.75 - 9.97
Volatility	152%
Dividend yield	0.00%
Risk-free interest rate	2.98 - 3.01%
Exercise price	$8.83

Please see Note 8-Warrants section for fair value disclosures

Financial instruments for which carrying value approximates fair value

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

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 –DEFICIENCY IN STOCKHOLDERS’ EQUITY

The accompanying financial statements include a retrospective recapitalization to reflect the composition of stockholder’s equity, as if they had existed for the periods presented.

Preferred Stock

On November 5, 2021, the Company filed an Amended and Restated Certificate of Incorporation, which includes the rights and privileges of Preferred Stock Series A, Series B, and Series C. Under the terms of our Certificate of Incorporation, the Board of Directors may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock.

On September 19, 2022, the Company entered into Amendment No. 2 to the Series D SPA, which amendment provided for the sale of $35 million of the Series D Preferred Stock (the “Initial Purchase”) at a purchase price per share equal to the lower of (i) $1.27 or (ii) the closing price of the Common Stock on the trading day immediately after the date on which the registration statement becomes effective. For every share of Series D Preferred Stock purchased in the Initial Purchase, such investor also received Warrants exercisable into Common Stock at a rate of 185% of the shares of Common Stock initially issuable upon conversion of the Series D Preferred Stock purchased by such investor.

The Company issued to the investors 79,926,925 shares of Series D Preferred Stock, par value $0.001 per share, and 147,864,810 warrants exercisable for shares of Common Stock on cash or cashless basis.  The shares of common stock issuable upon conversion of the Series D Preferred Stock and issuable upon exercise of the warrants were registered for resale on a FormS-3 Registration Statement filed with the Securities and Exchange Commission (the “SEC”) on September 19, 2022.  The Company also filed a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the "Certificate of Designation") with the Secretary of State of the State of Delaware. The Certificate of Designations provides for the issuance of up to 87,500,001 shares of Series D Preferred Stock.

Holders of our Series D Preferred Stock have no voting rights except in a liquidation event, issuance of equity security having a preference over the Series D Preferred Stock, amendment of the Company’s Certificate of Incorporation or bylaws that adversely affect the rights of the Series D Preferred Stock, and corporate dissolution or bankruptcy, each as set forth in Section 8 of the Certificate of Designation for Series D Preferred Stock. To the extent the holder of a share of Series D Preferred Stock is entitled to vote on a matter pursuant to Section 8, then the holder of each share of Series D Preferred Stock has the right to one vote for each share.

At September 30, 2022, the Company had 500,000,000 shares of Preferred Stock authorized with $0.001 par value per share. There were 1,924 shares of Series A Preferred Stock, 1,360,321 shares of Series C Preferred Stock, and 4,359,652 shares of Series D Preferred Stock as of September 30, 2022. There were 100,363 shares of Series A Preferred Stock and 5,567,319 shares of Series B Preferred Stock as of September 30, 2021.

Dividends

The holders of Series A Preferred Stock and Series B Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Series A Preferred Stock and Series B Preferred Stock shall participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during the twelve months ending September 30, 2022 and 2021.

The Series C Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series C Original Issue Price plus unpaid accrued and accumulated

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

dividends (See Note 20 – Subsequent Events). Dividends on the Series C Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the Common Stock. The balance was approximately $7.5 million at September 30, 2022.

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

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock will be prior to any dividends on any other series of Preferred Stock or the Common Stock. The balance was approximately $0.3 million at September 30, 2022.

The Company may elect to pay dividends for any month with a paid-in-kind election if (i) the shares issuable further to the PIK are subject to an effective registration statement, (ii) the Company is then in compliance with all listing requirements of Nasdaq and (iii) the average daily trading dollar volume of the Company’s common stock for ten trading days in any period of twenty consecutive trading days on the NASDAQ is equal to or greater than $27.5 million.

Redemption Rights

There is no mandatory redemption date, but, subject to the conditions set forth below, all, but not less than all, of the shares are redeemable by the Company at any time, provided that if the Company issues notice to redeem, holders of Series C Preferred Stock and holders of Series D Preferred Stock shall have 15 days to convert such shares to common stock prior to the date of redemption.

In addition to the above, the shares of Series C Preferred Stock are also redeemable by the Company in accordance with the following schedule provided the issuance of shares of common stock underlying the shares has been registered and the registration statement remains effective:

Year 1: No Redemption

Year 2: Redemption at 120% of the Series C Redemption Price

Year 3: Redemption at 115% of the Series C Redemption Price

Year 4: Redemption at 110% of the Series C Redemption Price

Year 5: Redemption at 105% of the Series C Redemption Price

Year 6 and thereafter: Redemption at 100% of the Series C Redemption Price

The Series D Preferred Stock may be redeemed by the Company  subject to the following  conditions: (i) the shares have been issued and outstanding for at least one year, (ii) the issuance of the shares of common stock underlying the shares has been registered pursuant to the Securities Act and the registration statement is effective, and (iii) the trading price for the common stock is less than the Series D Conversion Price (as such term is defined in the Certificate of Designation) for 20 trading days in any period of 30 consecutive trading days on the Nasdaq CM. In addition to the above, the shares will also be redeemable in accordance with the following schedule provided the issuance of shares of Common Stock underlying the shares has been registered and the registration statement remains effective:

Year 1: No Redemption

Year 2: Redemption at 120% of the Series D Redemption Price

Year 3: Redemption at 115% of the Series D Redemption Price

Year 4: Redemption at 110% of the Series D Redemption Price

Year 5: Redemption at 105% of the Series D Redemption Price

Year 6 and thereafter: Redemption at 100% of the Series C Redemption Price

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidation

Subject to applicable law, in the event of any Liquidation Event (as defined in the Certificate of Incorporation), the holders of Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of preferred stock or the Common Stock by reason of their ownership thereof, an amount per share equal to the Series D Original Price (as defined in the Certificate of Designation), plus declared but unpaid dividends. The holders of the Series B Preferred Stock will then be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the Common Stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends. The holders of the Series C Preferred Stock will then be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred Stock or the Common Stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price plus declared but unpaid dividends. Upon completion of the distribution to the Series B Preferred Stock and Series C Preferred Stock, the holders of the Series A Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Common Stock by reason of their ownership thereof, $1.29 per share for each share of Series A Preferred Stock (subject to adjustment), plus declared and unpaid dividends, Thereafter, any remaining proceeds will be distributed to holders of the Common Stock ratably in proportion to the number of shares of Common Stock held by them.

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into one hundred shares of fully paid and non-accessible shares of Common Stock. Each share of Series B Preferred Stock and each share of Series C Preferred Stock are convertible at the option of the holder at any time into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Series B Original Issue Price of $8.84 or Series C Original Issue Price of $8.84 (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the Series B Conversion Price or Series C Conversion Price, as applicable (in each case, subject to adjustment).  As of September 30, 2022, each share of Series B Preferred Stock and each share of Series C Preferred Stock are convertible into one share of Common Stock.

The Series D Preferred Stock is convertible at the option of each holder at any time into the number of shares of Common Stock determined by dividing the Series D Original Issue Price (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the Series D Conversion Price, subject to adjustment as set in the Certificate of Designation.  The "Series D Original Issue Price" for each share of the Series D Preferred Stock means the lower of (i) $1.27 or (ii) the closing price on the Trading Day immediately preceding the Purchase Notice Date.

Each share of Series C Preferred Stock will automatically be converted into shares of Common Stock at the applicable conversion rate at the time in effect immediately upon (A) the issuance of shares of Common Stock underlying the Series C Preferred Stock being registered pursuant to the Securities Act of 1933 and such registration remaining effective, (B) the trading price for this corporation’s Common Stock being more than two times the Series C Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market, and (C) the average daily trading dollar volume of this corporation’s Common Stock during such 20 trading days is equal to or greater than $4.0 million.

Each share of Series B Preferred Stock will automatically be converted into shares of Common Stock at the applicable conversion rate at the time in effect immediately upon the earlier of (i) this corporation’s sale of its Common Stock in a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 or Form S-3 under the Securities Act of 1933, as amended, the public offering price of which was not less than $100,000,000 in the aggregate (a “Qualified Public Offering”) or (ii) the date specified by written consent or agreement of the holders of the then outstanding shares of Series B Preferred Stock.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series A Preferred Stock will automatically be converted into shares of Common Stock on a 100-for-1 basis (as adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like with respect to the Common Stock) upon the earlier of (i) a Qualified Public Offering or (ii) the date specified by written consent or agreement of the holders of the then outstanding shares of Series A Preferred Stock.

Each share of Series D Preferred Stock will automatically be converted into shares of Common Stock at the applicable Conversion Rate at the time in effect immediately upon (A) the issuance of shares of Common Stock underlying the Series D Preferred Stock being registered pursuant to the Securities Act and such registration remaining effective, (B) the trading price for the Company’s Common Stock being more than two times the Series D Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market, and (C) the average daily trading dollar volume of the Company’s Common Stock during such 20 trading days is equal to or greater than $27,500,000.

Voting Rights

The holders of shares of Common Stock and Preferred Stock shall at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders; provided, however, that, any proposal which adversely affects the rights, preferences and privileges of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, as applicable, must be approved by a majority in interest of the affected Series of Preferred Stock, as the case may be. Each holder of Common Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock have the right to one vote per share (on a fully converted basis) held of record by such holder and each holder of Series A Preferred have the right to 1,000 votes per share held of record by such holder.

Common Stock

At September 30, 2022, the Company had 1,750,000,000 shares of common stock authorized with $0.001 par value per share. There were 833,468,180 shares and 7,048,387 shares of common stock issued and outstanding at September 30, 2022 and 2021, respectively.

Amendments to Anti-Dilution Provisions of Preferred Stock

On January 31, 2022, the Company received stockholder approval by the written consent of a majority of our stockholders approving, and on January 31, 2022, filed a preliminary information statement of Schedule 14C with the SEC, seeking to ratify, the filing of a Certificate of Amendment to the Amended and Restated Certificate of Incorporation to increase the conversion price of the Series B Preferred Stock and Series C Preferred Stock from $0.6877 per share to $8.84 per share. The Certificate of Amendment was adopted to honor the terms set forth in the Merger Agreement, pursuant to which the Company agreed to issue shares of Series B Preferred Stock and Series C Preferred Stock to holders of Series B Preferred Stock and Series C Preferred Stock of Mullen Technologies, Inc. at a ratio of 1 for 12.846. Upon issuance of the preferred stock at such ratio a corresponding adjustment should have been made to the conversion price of such Series B Preferred Stock and Series C Preferred Stock and such adjustment should have been reflected in the Amended and Restated Certificate of Incorporation that was filed after the closing of the Merger. A Certificate of Amendment effecting the Amendments was filed on March 8, 2022.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Investment Rights

Certain selling stockholders of the Company have the right to purchase additional shares of Series C Preferred Stock and warrants. Until November 5, 2022, (a) pursuant to the Exchange Agreement certain investors have the right to purchase additional up to 2,336,690 shares of Series C Preferred Stock and up to 7,010,093 warrants and (b) the investor under the $20 Million SPA (as defined below) has the right to purchase up to 2,637,524 shares of Series C Preferred Stock and up to 7,912,574 warrants, at the same price as the original securities purchased and on the same terms and conditions.

Additional Securities Purchase Agreement and Related Warrants

One of the noteholders and Mullen Technologies entered into an additional Securities Purchase Agreement (the “$20 Million SPA”) dated as of May 7, 2021, providing for the purchase of 29,082,449 shares of Series C Preferred Stock of Mullen Technologies (the “Purchase Shares”) at a price per share equal to $0.6877 per share, and five-year warrants to purchase, at no additional cost, 75,990,980 shares of common stock of Mullen Technologies at an exercise price $0.6877 per share. The investor may also purchase until November 5, 2022 an additional $40 million of Series C Preferred Stock with similar warrant coverage. The exercise price of these warrants is subject to adjustment in accordance with their terms.

At the effective time of the Merger, (i) each of the Purchase Shares were canceled and converted automatically into the right to receive 0.078 shares of the Series C Preferred Stock, and (ii) each of the warrants to purchase Mullen Technologies common stock were canceled and converted automatically into a warrant exercisable for shares of common stock of the Company.

Warrants

The following table summarizes warrant activity for the years ended September 30, 2022, and 2021:

	Common Stock	Weighted Average
	Shares	Exercise Price
Warrants outstanding at September 30, 2021	4,924,452	$8.84
Warrants exercised	(46,873,726)	$8.84
Warrants granted	192,785,950	$2.39
Warrants expired	—	$—
Warrants outstanding at September 30, 2022	150,836,676	$0.60

	Common Stock	Weighted Average
	Shares	Exercise Price
Warrants outstanding at September 30, 2020	540,905	$0.69
Warrants exercised	—	$—
Warrants granted	4,480,855	$0.69
Warrants expired	(97,308)	$0.69
Warrants outstanding at September 30, 2021	4,924,452	$0.69

2021 Warrants

The warrants in the amount of 4,924,447 as of September 30 (and 540,905 warrants outstanding on September 30, 2020) were valued under Black Scholes method and recorded as debt discount and were being amortized over the remaining life of relevant convertible debt. The warrants had five-year exercise period and weighted average exercise price of $0.69. No

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

warrants were exercised during 12 months ended September 30, 2021. These pre-merger warrants were exchanged for Preferred C warrants upon the completion of the reverse acquisition, see below.

September 30, 2022
Expected term (in years)	4.0
Volatility	—%
Dividend yield	0.00%
Risk-free interest rate	0.78%
Common stock price	$0.69

The allocation of the fair value of these warrants was included as a discount of the Series C and D Preferred Stock  on the consolidated balance sheet and amortized to discount expense immediately upon issuance since the preferred stock has no stated maturity.

2022 Warrants

Preferred C warrants

The exercise price of pre-merger Warrants was adjusted as provided in the warrants and further in accordance with the Merger Agreement such that the exercise price became $8.834 per share upon the closing of the reverse acquisition on November 9, 2021. At the effective time of the Merger, each of the warrants to purchase Mullen Technologies common stock were canceled and converted into a warrant exercisable for shares of common stock of the Company. The warrants are exercisable for a five-year period commencing upon conversion.

Along with the cash exercise option (at $8.834) these warrants had a cashless exercise option based on certain formula established by relevant contracts. Under the cashless exercise provision of the warrants, the number of shares to be issued upon exercise is determined based on a calculated derived dollar amount.

Under ASC 480-10, a freestanding financial instrument (such as a warrant) is required to be accounted for a liability if it may be settled with a variable number of shares of monetary value of which is based solely or predominantly on a variable inversely related to the fair value of the issuer’s shares.

Therefore, Management determined that the cashless option of the warrants precluded recognition as an equity instrument and all the warrants issued attached to Preferrable Series C Stock have been recognized at fair value with subsequent revaluation through earnings.

Management determined fair value of the warrant liability on recognition date and on subsequent dates as a maximum of (i) Black Scholes value for cash exercise of relevant warrants and (ii) current market value of the number of shares the Company would be required to issue upon cashless warrant exercise on a relevant date in accordance with warrant contract conditions.

The initial financial costs recorded upon the issuance of the Preferred C warrants was $429,883,573. This amount is comprised of $137,090,205 preferred stock discount (amortized immediately as the preferred stocks do not have a stated term of life) and $292,793,368 finance costs (calculated as the difference between fair value of warrant liabilities recognized and the preferred stock discount).

At each warrant exercise date and each accounting period end the warrant liability for the remaining unexercised warrants is marked-to-market value and the resulting gain or loss is recorded. A mark-to-market net loss of $121,153,249 was recorded for the year ended September 30, 2022.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 10, 2022, the Company entered into amendments to the Prior SPAs. Pursuant to these amendments, the terms of the Prior SPA Warrants were amended, resulting in a change to the calculated derived dollar amount. The effect of these changes in amount of $ 32,735,345 has been accounted for as deemed dividends on preferred stock and decreased additional paid-in capital of the Company.

During the year ended September 30, 2022 41,949,279 Preferred C warrants were exercised on a cashless basis under which 533,214,489 shares of common stock were issued, with a total fair market value of $554,371,539 at the date of exercise.

At September 30, 2022, 2,973,276 Preferred C warrants remain outstanding which, if on a cashless basis, could be exercised for 89,092,811 shares of common stock with a fair market value of $29,400,627 at September 30, 2022.

September 30, 2022
Expected term (in years)	5.0
Volatility	34.14%
Dividend yield	0.00%
Risk-free interest rate	4.06%
Common stock price	$0.33

Preferred D warrants

For every share of Series D Preferred Stock purchased, the investors received 185% warrants exercisable for shares of Common Stock at an exercise price equal to the lower of (i) $1.27 or (ii) the closing price of the Common Stock on the trading day immediately after the date on which the registration statement registering the shares of Common Stock issuable upon conversion of the Series D Preferred Stock becomes effective ($0.4379 on transaction date). The warrants are exercisable for a five-year period commencing upon issuance.

The contracts for these Series D Warrants contain cashless exercise provisions similar to Series C Warrants described above. Therefore Management applied similar accounting treatment to recognition, measurement and presentation of the warrant liabilities.

Initial financial costs recorded upon the issuance of the Preferred D warrants were $54,537,685. A mark-to-market net loss of $860,866 was recorded for the year ended September 30, 2022.

During the year ended September 30, 2022 no Preferred D warrants were exercised. At September 30, 2022, 147,864,810 Preferred D warrants remain outstanding which, if on a cashless basis, could be exercised for 167,874,398 shares of common stock with a fair market value of $55,398,551 at September 30, 2022.

September 30, 2022
Expected term (in years)	5.0
Volatility	34.14%
Dividend yield	0.00%
Risk-free interest rate	4.06%
Common stock price	$0.33

Other Warrants

CEOcast $15 Million Notes Receivable Warrants

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 8, 2021, the Company entered into an agreement with CEOcast, Inc., whereby CEOCast, Inc. purchased warrants to acquire shares of Company common stock for $15 million. The warrant price was paid via issuance of a $15 million promissory note.   During the third quarter of 2022, the Company received $15 million cash collected on the promissory note and issued 14,343,550 shares of the Company’s common stock upon the exercise of these warrants.

$10.5 Million Warrant Issuance

During 2021, the company received $10.5 million in cash for issuance of 154,592 warrants, which were converted into 2,193,533 shares of the Company’s common stock upon exercise of these warrants.

Company management evaluated the terms of these warrant for classification and accounting under the provisions of ASC 815-40 and determined the warrants met treatment as equity.

NOTE 9 – LOSS PER SHARE

Earnings per common share is computed by dividing net income allocated to common shareholders by the weighted-average common shares outstanding, excluding unvested common shares subject to repurchase or cancellation. Diluted EPS is computed by dividing income allocated to common shareholders plus dividends on dilutive convertible preferred stock and preferred stock that can be tendered to exercise warrants, by the weighted-average common shares outstanding plus amounts representing the dilutive effect of outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable.

For the fiscal year ended September 30, 2022, and 2021, the convertible debt and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.” The warrants to purchase common shares of stock also were excluded from the computation because the result would have been antidilutive.

The following table presents the reconciliation of net loss attributable to common stockholders to net loss used in computing basic and diluted net income per share of common stock:

	Fiscal Year ended September 30,
	2022	2021
Net loss attributable to common stockholders	$(739,532,806)	$(44,240,580)
Less: Accumulated Series C Preferred Stock Dividends	7,762,255	—
Less: Preferred Series C Deemed Dividend	32,754,185	—
Net loss used in computing basic net income per share of common stock	$(780,049,246)	$(44,240,580)

Net Loss per Share	$(2.80)	$(8.56)

Weighted average shares outstanding, basic and diluted	278,219,500	5,171,144

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 –SHARE- BASED COMPENSATION

The Company has a share incentive plan as part of its annual discretionary share-based compensation programs. The plan includes consultants and employees, including directors and officers. Subject to the approval of the Company’s Board of Directors or its Compensation Committee, and following the adoption of an equity incentive plan, employees are issued a specified number of shares of the Company’s Common Stock, are notified of the Company’s share incentive plan during their onboarding process, and the employee’s offer letter describes the shares earned by the employee under the plan. Employees are vested in 100% of the shares after 12 months of continuous service. Additional shares may be issued to employees over the next two years on their anniversary date. Any disruption or separation of service results in the forfeiture of common shares. Employee share issuances are accounted for as part of Salaries expenses. The total expense recognized for share awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period.

Shares granted in consulting agreements, or in exchange for services provided, are specified within the individual contracts, are negotiated and approved by our Chief Executive Officer. Shares are earned over the contract or service period. Shares are accounted for as professional fees within G&A expenses. The expense recognized for share awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting service period.

	For the fiscal year ended
	September 30,
Composition of Stock-Based Compensation Expense	2022	2021
Directors, Officers and Employees share-based compensation	19,471,496	2,505,091
Shares issued to consultants for services	24,268,196	2,460,529
Total Share-Based compensation expense	$43,739,692	$4,965,620

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2022	September 30, 2021
Accrued Expenses and Other Liabilities
Accrued expense - other	$3,529,383	$2,051,696
IRS Tax Liability	1,744,707	—
Accrued payroll	534,782	4,586,057
Accrued interest	1,377,008	12,489,012
Total	$7,185,881	$19,126,765

NOTE 12 - LIABILITY TO ISSUE STOCK

The liability represents the remaining 10,500,000 common shares owed measured at fair value shares arising from conversion notice received by Esousa for its current note on September 30, 2022.  Due to the insufficient number of authorized shares available to settle the conversion into 28,000,000 common shares, only 17,500,000 shares were issued to Esousa.

On September 30, 2021, the liability represents an obligation to issue approximately $7.0 million payable in shares of common stock to Preferred Management Partners.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	September 30,	September 30,
	2022	2021
Building	$8,306,697	$804,654
Furniture and Equipment	556,948	111,102
Vehicles	96,363	45,887
Computer Hardware and Software	1,013,308	139,742
Machinery and Equipment	7,383,612	2,597,654
Construction-in-progress	269,778	—
Leasehold Improvements	76,438	66,379
Subtotal	17,703,145	3,765,418
Less: Accumulated Depreciation	(2,899,428)	(2,583,941)
Property, Equipment and Leasehold Improvements, Net	$14,803,716	$1,181,477

Depreciation expense related to property, equipment and leasehold improvements for the years ended September 30, 2022, and 2021 was $379,256 and $354,125, respectively.

NOTE 14 – OTHER ASSETS

Other assets consist of the following:

	September 30, 2022	September 30, 2021
Other Assets
Other Assets	$81,588	$167,139
Show Room Vehicles	2,982,986	2,739,995
Security Deposits	281,057	1,426,640
Total Other Assets	$3,345,631	$4,333,774

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – OPERATING EXPENSES

General and Administrative Expenses consists of the following:

	Year ended September 30,
	2022	2021
Professional fees	$46,224,690	$6,991,246
Salaries	13,714,669	6,091,520
Depreciation	966,940	720,805
Amortization	888,774	—
Lease	2,145,648	1,776,198
Settlements and penalties	1,134,707	1,532,378
Employee benefits	2,107,793	368,563
Utilities and office expense	511,899	345,766
Advertising and promotions	4,407,764	413,771
Taxes and licenses	(284,854)	73,527
Repairs and maintenance	392,679	244,868
Executive Expenses and Directors' Fees	482,455	—
Listing and Regulatory Fees	1,546,810	—
Outside Labor	352,201	—
Other	746,081	835,299
Total	$75,338,256	$19,393,941

Within professional fees is Common shares for services, which is the issuance of the Company’s Common Stock shares for services rendered to consultants and professional service firms. The expense is recorded at the fair value of Common Stock shares issued (see Note 10 - Share Based Compensation).

Research and Development

Research and Development as of September 30, 2022, and September 30, 2021, were $21,650,840, and $3,009,027 respectively. Research and development costs are expensed as incurred. Research and development expenses primarily consist of the engineering and design of Mullen Five EV and the design and build of the Mullen FIVE RS.

NOTE 16 – LEASES

The Company has entered into various operating lease agreements for certain of its offices, manufacturing and warehouse facilities, and corporate jet. We implemented the provisions of ASC 842, on October 1, 2019. Operating leases are included in the right-of-use assets, and current and noncurrent portion of lease liabilities, as appropriate. These right-of-use assets also include any lease payments made and initial direct costs incurred at lease commencement and exclude lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements which require payments for both lease and non-lease components and have elected to account for these as a single lease component. Certain leases provide for annual increases to lease payment based on an index or rate. We calculate the present value of future lease payments based on the index or at the lease commencement date for new leases.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information regarding our lease assets and liabilities.

	September 30, 2022	September 30, 2021
Assets:
Operating lease right-of-use assets	$4,597,052	$2,350,929
Liabilities:
Operating lease liabilities, current	(1,428,474)	(599,898)
Operating lease liabilities, non-current	(3,359,354)	(1,857,894)
Total lease liabilities	$(4,787,828)	$(2,457,792)
Weighted average remaining lease terms:
Operating leases	2.63 years	3.34 years
Weighted average discount rate:
Operating leases	28%	28%
Cash paid for amounts included in the measurement of lease liabilities for the fiscal year ended September 30, 2022, and 2021	$1,751,680	$1,057,438

Operating lease costs:	For the fiscal year ended September 30,
	2022	2021
Fixed lease cost	$1,718,424	$1,185,576
Variable lease cost	496,914	448,983
Short-term lease cost	164,690	401,526
Sublease income	(293,512)	(84,473)
Total operating lease costs	$2,086,517	$1,951,612

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

On November 11, 2021, the Company cancelled its lease with Saleen Motors International LLC and purchased the property for $12,000,000.  On June 29, 2022, the Company entered into a lease agreement with Lakeview Business Center LLC to lease general office space at 100 Technology Drive, Irvine, CA, Suite 100. The lease term is 36 months plus such additional days as may be required to cause this lease to expire on the final day of the calendar month. The monthly basic rent is $29,231.85 for the first 12 months of which there are two 2 full calendar months of abatement. On June 22, 2022, the Company and Alber K Karamanoukian Trust changed their agreements from month to month rent to a lease agreement for property addresses, 922 S. Myrtle Ave, Monrovia, CA 91016 and 133 - 135 E. Maple Ave. Monrovia, CA 91016 to 3 years. Base rent is $71,447 per month.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects maturities of operating lease liabilities at September 30, 2022:

Years ending
September 30,
2023	$2,820,060
2024	2,706,912
2025	2,082,614
2026	243,539
2027	15,173
Thereafter	—
Total lease payments	$7,868,298
Less: Imputed interest	(3,080,470)
Present value of lease liabilities	$4,787,828

NOTE 17 – INCOME TAXES

On December 2, 2019, we entered into a tax sharing agreement with Mullen Technologies Inc. Our tax provision is calculated primarily as though the Company was a separate taxpayer. However, under certain circumstances, transactions between us and Mullen Technologies are assessed using consolidated tax return rules. Tax sharing agreement governs the payment of tax liabilities and entitlement to refunds thereof, allocate responsibility for, and cooperation in, the filing of tax returns, and provide for certain other matters relating to taxes.

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

The components of loss before income taxes are $740,323,152 and $44,239,780, for the years ended September 30, 2022 and 2021, respectively.

The Company's total provision (benefit) for income taxes consists of the following for the year ended September 30, 2022:

	September 30,	September 30,
	2022	2021
Current
Federal	$—	$—
State	1,600	800

Total Current	$1,600	$800

Deferred
Federal	$(280,552)	$—
State	—	—

Total Deferred	(280,552)	—

Total provision (benefit) for income taxes	$(278,952)	$800

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the year ended September 30, 2022, we had income tax NOL carryforwards of approximately $341.4 million for Federal and $318.9 million for California, which will expire as follows:

	September 30,	September 30,
	2022	2021
Federal
2034-2037	$29,838,716	$29,838,716
Indefinite	311,525,886	162,818,819

Total Federal	$341,364,602	$192,657,535

California
2034-2040	318,862,714	191,722,566

Total California	$318,862,714	$191,722,566

The reconciliation of our effective tax rate to the statutory federal rate of 21% for the years ended September 30, 2022 and 2021 is as follows:

	September 30,	September 30,	September 30,	September 30,
	2022	2022 - %	2021	2021 - %
Income tax benefit at statutory rate	$(155,466,389)	21.00%	$(9,247,200)	21.00%
State income taxes	1,600	—%	800	—%
Permanent Differences	995,227	(0.13)%	158,166	(0.36)%
Valuation Allowance	154,180,328	(20.83)%	9,091,163	(20.65)%
Other	10,282	—%	(2,129)	—%
Total (benefit) provision for income taxes	$(278,952)	0.04%	$800	—%

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's net deferred tax assets as of September 30, 2022, are as follows:

	2022	2021
Deferred tax assets:
Stock Compensation	8,442	—
Net Operating loss carryforwards	78,791,906	38,676,405
Charitable Contributions	1,219	894
Accrued Expenses	86,926	315,555
Impairment Other	—	—
Other Assets	426,099	364,419
Intangibles	48,382,778	—
163(j) Limitation	14,522,536	14,491,332
Mark-to-Market Warrants	121,545,414	—

Total gross deferred tax assets	263,765,320	53,848,604

R&D Tax Credits	578,842	—

Less valuation allowance	(258,903,457)	(53,416,875)

Total net deferred tax assets	5,440,705	431,729

Deferred tax liabilities:

Intangibles	-	(146,639)
Fixed Assets	(969,201)	(284,922)
IP	(12,243,969)	—
Patents	(6,802,149)	—
Trademarks	(225,760)	—
Non-competes	(156,649)	—
Other	(336)	(168)

Total deferred tax liabilities	(20,398,064)	(431,729)

Net deferred tax assets	$(14,957,359)	$—

For the year ended September 30, 2022, and 2021,we recorded a full valuation allowance against the deferred tax assets because the Company is in a three year cumulative pre-tax book loss, which is significant negative evidence. We do not believe that the deferred tax assets recorded as of September 30, 2022 are more likely than not realizable.

We follow the guidance for accounting for uncertainty in income taxes in accordance with FASB ASC 740, which clarifies uncertainty in income taxes recognized in an enterprise's financial statements. The standard also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in an income tax return. Only tax positions that meet the more likely than not recognition threshold may be recognized. In addition, the standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. As of September 30, 2022, the Company has recorded $15.2 million related to unrecognized tax benefits. The Company's tax years for 2014 through 2022 are still subject to examination by the tax authorities.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax Reform. The Tax Cuts and Jobs Act of 2017 (the “TCJA”) was enacted on December 22, 2017, and among other changes, reduced the federal statutory tax rate from 35.0% to 21.0%. In accordance with U.S. GAAP for income taxes, as well as SEC Staff Accounting Bulletin No. 1187 (“SAB”), the Company made a reasonable estimate of the impacts of the TJCA and recorded this estimate in Company results for the year ended September 30, 2022. SAB 118 allows for a measurement period of up to one year, from the date of enactment, to complete the accounting for the impact of TJCA. As of September 20, 2022, our analysis of under SAB 118 was completed and resulted in no material adjustments to the provisional amounts recorded as of September 30, 2022.

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

Mullen Technologies, Inc. v. Qiantu Motor (Suzhou) Ltd.

This claim was filed in the United States District Court for the Southern District of California (Case No. 3:19-cv-01979-W-DEB) on October 11, 2019. This matter arises out of a contract dispute between Mullen and Qiantu related to the engineering, design, support, and homologation of Qiantu’s K50 vehicle by Mullen. On July 1, 2020, the court ordered this matter to arbitration. It was submitted to the American Arbitration Association on February 9, 2020, for arbitration in Denver, Colorado. Mullen filed its Demand for Arbitration on February 16, 2021. Arbitration proceedings were then stayed for 90 days to accommodate settlement discussions. On November 3, 2021, Qiantu filed an Arbitration Answering Statement and Counterclaim or Joinder/Consolidation Request. Mullen filed its response on January 28, 2022. On February 11, 2022, the parties exchanged their Initial Requests for Documents. The August 1, 2022, arbitration hearing in this matter was rescheduled to October 17, 2022, to allow the parties to continue settlement negotiations. The parties agreed to reschedule the October 17, 2022, arbitration hearing to a future date while discovery and settlement negotiations continued. In November 2022, the parties agreed to further extend the Arbitration hearing date to February 13th -17th, 2023. All associated pre-hearing dates were also extended.

In early December, the parties reached an agreement in principle for resolution of the Arbitration proceedings which includes the acquisition of the Qiantu IP and the provision of a license to manufacture and sell the K-50 automobile in various territories. The parties are currently negotiating the terms of the proposed Settlement and License Agreement.

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4Wall Entertainment, Inc. v. Mullen Technologies, Inc.

This claim was filed in the Orange County Superior Court (Case No. 30-2021-01191251-CU-BC-CJC) on March 23, 2021. The matter arises out of the alleged breach of an equipment lease. Mullen filed its Answer to the Complaint on May 6, 2021. On September 29, 2022, the parties settled this matter for $25,000 and filed a Notice of Settlement on September 30, 2022.

Series E Preferred Stock Purchase Option

We entered into a letter agreement with DBI wherein we are committed to provide DBI with a right to purchase up to $25 million worth of a to-be-issued Series E Convertible Preferred Stock and warrants. The option and its terms have not been finalized (see Note 21 – Restatement).

ASC GEM Equity Line Financing

This claim arises out of an alleged breach of the contract in the Securities Purchase Agreement dated November 13, 2020. On November 9, 2021, the parties appointed an arbitrator. On January 7, 2022, GEM filed a letter brief with the arbitrator requesting leave to file a dispositive motion addressing a threshold legal issue regarding a defined term within a contract executed by the parties. Mullen filed a response to the letter brief on January 12, 2022.

On January 21, 2022, the arbitrator issued a procedural order granting GEM’s request to file a dispositive motion. GEM filed its dispositive motion on February 14, 2022. Mullen filed its opposition to the dispositive motion on March 3, 2022. On April 4, 2022, the court denied GEM’s dispositive motion. The parties exchanged discovery requests on May 10, 2022. Responses were served on June 14, 2022. The follow up hearing with the arbitrator set for June 22, 2022, was adjourned. The parties recently served amended responses along with supplemental document productions on August 2, 2022, as required by the arbitrator at the July 27, 2022, hearing related to ongoing discovery issues. The parties expect a ruling from the arbitrator regarding the issue shortly. All party depositions have been scheduled.

Federal and State Tax Liabilities

We have recorded a liability associated with past due amounts owed to the Internal Revenue Service (“IRS”) and the Employment Development Department of California (“EDD”) for failing to remit payroll taxes associated with the Company and the Company’s employees. As of June 30, 2022, the Company had a current accrued liability of $0.3 million for accrued payroll taxes related to California  EDD liabilities, which was paid in July 2022.

On April 14, 2022, the Company entered into an installment plan with the IRS to pay $45,000 per month related to past due unpaid federal payroll liabilities plus accrued interest and penalties. As of September 30, 2022, and September 30, 2021 the Company’s past due accrued liability was $1.7 million and 3.9 million, respectively.

Raymond James and Associates (“RJA”) – Investment Banking Services Agreement

On May 5, 2020, the Company entered into an agreement with Raymond James & Associates for public offering and placement agent services. The agreement called for payment of a cash retainer of $50,000, which remains unpaid. Upon the closing of any public offering, regardless of whether RJA procured the agreement regarding the offering, we are obligated to pay a financing fee of equal to the greater of a) 6.0% of aggregate gross proceeds and b) $3,000,000.

International Business Machines (“IBM”)

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 2, 2022, IBM filed a Motion to Amend the Judgment it had obtained to add Mullen Automotive and Ottava as Judgment Debtors. Mullen filed its Appeal on April 8, 2022. Settlement efforts were undertaken, and a settlement was reached in which Mullen paid the full amount of the Judgment with interest, for a total of approximately $5.9 million, but maintained its Appeal rights. IBM then filed a Motion to Dismiss the Appeal based on Mullen’s payment of the Judgment. Mullen filed an Opposition to the same on July 18th, 2022, and the hearing of the matter was set for July 25th, 2022. The Court took the same under submission, and a decision has still not been issued. The Appeal is still pending.

TOA Trading LLC Litigation

This claim arises out of an alleged breach of contract related to an unpaid finder’s fee. On April 11, 2022, Plaintiffs TOA Trading LLC and Munshibari LLC filed a complaint against Mullen Automotive, Inc. and Mullen Technologies, Inc. in the United States District Court for the Southern District of Florida. On May 18, 2022, the Company filed a Motion to Dismiss or in the Alternative, Transfer Venue. Plaintiffs filed their opposition on June 3, 2022. The Company filed its reply on June 8, 2022. The court has taken the motions under submission. The Company expects a ruling in the second quarter 2023.

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

On July 5, 2022, movants Duy Nguyen, Mejgan Mirbaz, and David Reed filed motions to consolidate this matter and the Gru matter (see below) into one case and for appointment of lead plaintiff and lead counsel.  Subsequently, Plaintiff Nguyen withdrew his motion and Plaintiff Reed filed notice that he did not oppose Plaintiff Mirbaz’ motion. On August 4, 2022, the court granted Plaintiff Mirbaz’ unopposed motion to consolidate the case and for appointment as lead plaintiff/counsel. The court further vacated the August 5, 2022, hearing on the motions to consolidate.

On August 4, 2022, the Court issued an order consolidating the Schaub Lawsuit with the later-filed Gru Lawsuit (discussed below), and appointing lead plaintiff and lead counsel.

On September 23, 2022, Lead Plaintiff filed a Consolidated Amended Class Action Complaint against the Company, Mr. Michery, and the Company’s predecessor, Mullen Technologies, Inc., premised on the same purported violations of the

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exchange Act and Rule 10b-5, seeking to certify a putative class of shareholders, and seeking an award of monetary damages, as well as reasonable fees and expenses.

David Gru v. Mullen Automotive, Inc.

On May 12, 2022, Plaintiff David Gru filed a complaint against Mullen Automotive, Inc. f/k/a Net Element, Inc, David Michery, and Oleg Firer in the United States District Court Central District of California (Case No. 8:22-cv-976). The complaint alleges violation of section 10(b) of the Exchange Act and Rule 10b-5 against all defendants and violation of section 20(a) of the Exchange Act arising out of claims made in the Hindenburg article. On June 16, 2022, the Company’s insurance company (AXIS) accepted coverage for this lawsuit. The Company has not been served with the complaint. On August 4, 2022, the court consolidated this action into the Schaub action (see above). As a result, the court ordered this matter to be administratively closed.

Ram Hari Khadka v. Mullen Automotive, Inc.

On June 23, 2022, a putative class action complaint was filed in Delaware Chancery Court by Ram Hari Khadka, a stockholder, against the Company and its current directors, as defendants (the “Action”). The complaint alleged breaches of fiduciary duty against the defendants based on alleged disclosure deficiencies in the definitive proxy statement (the “Proxy Statement”) filed by the Company on June 10, 2022, relative to the vote at the Company’s 2022 Annual Meeting of Stockholders that was to be held on July 26, 2022 (the “2022 Stockholder Meeting”) seeking stockholder approval of issuance of shares under the Performance Stock Award Agreement (the “CEO Performance Award”) granted to David Michery, the Company’s chief executive officer, president and chairman of the board of directors. The complaint sought various remedies, including a preliminary injunction seeking to enjoin the vote at the 2022 Stockholder Meeting to approve the issuance of shares for the CEO Performance Award.

The Company filed a supplement to the Proxy Statement on July 13, 2022 addressing the alleged disclosure claims to moot plaintiff’s claims in the action. On August 5, 2022, the Chancery Court approved a stipulation under which the plaintiff voluntarily dismissed the Action with prejudice as to itself only, but without prejudice as to any other putative class member. The Chancery Court retained jurisdiction solely for the purpose of adjudicating the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the supplemental disclosures included in the Proxy Supplement.

The Company subsequently agreed to pay $995,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the Action. The Chancery Court has not been asked to review, and will pass no judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. A stipulation to that effect was filed on September 19, 2022.

Jeff Witt v. Mullen Automotive, Inc.

On August 1, 2022, Jeff Witt and Joseph Birbigalia, purported stockholders, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, Mr. Firer, and Company directors Ignacio Novoa, Mary Winter, Kent Puckett, Mark Betor, William Miltner and Jonathan New (the “Witt Action”).  This lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit.  The Witt Action seeks monetary damages, as well as an award of reasonable fees and expenses.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected in the consolidated financial statements.

Hany Morsy v. David Michery, et al.

On September 30, 2022, Hany Morsy, a purported stockholder, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, Mr. Firer, former Company officer and director, Jerry Alban, and Company directors Mr. Novoa, Ms. Winter, Mr. Puckett, Mr. Betor, Mr. Miltner, and Mr. New (the “Morsy Lawsuit”).  This lawsuit asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit.  The Morsy Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages, pre-judgment and post-judgment interest, restitution, and an award of reasonable fees and expenses.

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

Linghang Boao Group, LTD

In November 2019, we entered into a three-year Strategic Cooperation Agreement (“SCA”) with Linghang Boao Group LTD to co-develop a Solid- State Battery Management system with a 480 to 720 mile Driving Range. The Company’s total financial commitment under the SCA was $2,196,000.

The contractual target dates and milestones were severely disrupted due to the occurrence COVID-19. As a result, our management believed the COVID-19 pandemic represented a Force Majeure event (that is, the pandemic has impacted our and Linghang Boao Group LTD’s ability to meet their respective contractual obligations due to restriction in movement, stoppage of production, increase in costs due to scarcity of raw materials components, labor shortages, shortage of funds, disruption in the supply chains, U.S. governmental closures of ports/borders and travel restrictions). Based on the foregoing, we believe there was no breach of contract due to our failure of performance. Unfortunately, we sustained a loss of $390,000 at September 30, 2020, due to contract nonperformance and force majeure. There are no accrued liabilities recorded for any remaining milestone payments at September 30, 2022, and 2021.

Our management notified Linghang Boao Group of the decision to invoke the force majeure provision of the Strategic Cooperation Agreement due to the inability of the parties to perform caused by the global Pandemic.

NOTE 19 – RELATED PARTY TRANSACTIONS

Transactions with Affiliates

Prior to its corporate reorganization on November 5, 2021, the Company operated as a division of Mullen Technologies, Inc. (“MTI”).  Subsequent to the corporate reorganization, the MTI has provided management and accounting services to the Company at cost pursuant to a transition services agreement dated May 12, 2021. As of September 30, 2022, the Company incurred approximately $1.2 million of costs on behalf of MTI, which is reflected within non-current assets on the consolidated balance sheet at September 30, 2022.

Bollinger Motors Board of Directors

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These following individuals comprise the board of directors of Bollinger Motors and are considers affiliates.

Name of Director	Company	Function
David Michery	Mullen Automotive	Chairman, CEO, and President
Mary Winter	Mullen Automotive	Director and Secretary
Robert Bollinger	Bollinger Motors	Founder and CEO
John Masters	Bollinger Motors	Director

Director Provided Services

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner also is an elected Director for the Company, beginning his term in August 2021. For the fiscal year ending September 30, 2022, Mr. Miltner received $881,248 for services rendered. Mr. Miltner has been providing legal services to us since 2020.

Ignacio Novoa

On June 9, 2022, the board of directors of the Company appointed Ignacio Novoa as a director effective as of the Effective Date.  The Company and Mr. Novoa entered into a 1-year Consulting Agreement, dated January 12, 2022, whereby Mr. Novoa provides electric vehicle market research, analysis of market trends in the electric vehicle industry and other research and services. Mr. Novoa was issued an aggregate of 255,500 shares of Common Stock with a value of $400,000 pursuant to the terms of the Consulting Agreement. Other than as described above, Mr. Novoa does not have a direct or indirect material interest in any “related party” transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K. There are no family relationships between Mr. Novoa and any director or executive officer of the Company.

Mary Winter

On October 26, 2021, the Company entered into a 1-year consulting agreement with Mary Winter, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities for the period from October 1, 2021 to September 30, 2022, in the amount of $60,000 annually or $5,000 per month. As of September 30, 2022, Ms. Winter has received $60,000 in consulting payments.

NOTE 20 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through January 13, 2023 which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements:

Amendment to Amended and Restated By Laws

On November 14, 2022, the Board approved the third amendment to the Company’s Amended and Restated Bylaws that amends the following: (1) change the corporate name of the Bylaws to “Mullen Automotive Inc.”, which reflects the Company’s change of corporate name from “Net Element, Inc.” to “Mullen Automotive Inc.” as set forth in a Certificate of Amendment to its Certificate of Incorporation filed with the Secretary of State of the State of Delaware (the “Delaware Secretary of State”) on November 3, 2021, and (2) amend Section 2.05 of Article 2 of the Company’s Bylaws to change

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the quorum requirement for a meeting of stockholders from a majority to 33 1/3% of the outstanding capital stock of the Company entitled to vote.

Certificate of Designation of Series AA Preferred Stock

On November 14, 2022, the Company filed a certificate of designation (the “Series AA Certificate of Designation”) with the Secretary of State of the State of Delaware, effective as of the time of filing, designating the rights, preferences, privileges and restrictions of the share of Series AA Preferred Stock. The Series AA Certificate of Designation provides that the Series AA Preferred Stock will have 1,300,000,000 votes per share of Series AA Preferred Stock and will vote together with the outstanding shares of the Company’s common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as a single class exclusively with respect to any proposal to adopt an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Series AA Preferred Stock will be voted, without action by the holder, on any such proposal in the same proportion as shares of common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as a single class are voted. The Preferred Stock otherwise has no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

The Series AA Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series AA Preferred Stock has no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series AA Preferred Stock will not be entitled to receive dividends of any kind.

On November 14, 2022, the Company entered into a Subscription and Investment Representation Agreement with David Michery, its Chief Executive Officer, pursuant to which the Company issued and sold one share of the Company’s Series AA Preferred Stock for $25,000.00 in cash. The outstanding share of Series AA Preferred Stock will be redeemed in whole, but not in part, at any time: (i) if such redemption is ordered by the Board of Directors in its sole discretion or (ii) automatically upon the approval by the Company’s stockholders of an amendment to the Certificate of Incorporation to implement a reverse stock split. Upon such redemption, the holder of the Preferred Stock will receive consideration of $25,000.00 in cash.

Series D Preferred Stock Certificate of Designation

On October 17, 2022, the Company filed a Certificate of Mullen Automotive Inc. Increasing Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock (the “Certificate”) with the Secretary of State of the State of Delaware. The Certificate increased the number of shares of the Company’s Series D Convertible Preferred Stock from 87,500,001 shares to 437,500,001 shares.

ELMS Asset Acquisition

On October 13, 2022, the United States Bankruptcy Court for the District of Delaware approved the sale of certain assets of Electric Last Mile, Inc. and Electric Last Mile Solutions, Inc. pursuant to the terms and conditions of the Asset Purchase Agreement dated September 16, 2022, for approximately $55.0 million plus the assumption of monetary liabilities related to assumed contracts, which are estimated to be approximately $37.0 million. The asset acquisition closed on November 30, 2022.

The ELMS Assets purchased by Mullen consist of:

●	Registered intellectual property specifically listed in the Asset Purchase Agreement.

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Inventory including vehicles finished and unfinished, finished goods, part modules component parts, raw materials, tooling, including but not limited to product-specific tooling, all manufacturing data that is required or reasonably helpful for the assembly of the Class 1 Electric commercial delivery vans and Class 3 Commercial Delivery Cab Chassis.
●	Real property located in Mishawaka, Indiana, together with all buildings, improvements, and fixtures.
●	Tangible personal property, including equipment, machinery, furniture, supplies, computer hardware, data networks, servers (with data and software), communication equipment, software, discs, and all other data storage media.

Mullen Indiana Real Estate LLC

On November 9, 2022, the Company formed Mullen Indiana Real Estate LLC, a limited liability company in the State of Delaware to holds the acquired real property located in Mishawaka, IN.

Debt and Equity Financing

Exchange Agreement

On October 14, 2022, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Esousa pursuant to which Esousa received a new secured convertible promissory note (the “Exchange Note”) in settlement of the outstanding amounts owned on the Amended and Restated Secured Convertible Note and Security Agreement, dated June 17, 2022 (“A&R Note”). The Exchange note had a principal amount of $12,945,914. In November 2022, the Company issued 62,048,666 shares to satisfy the outstanding amount on the Exchange Note.

Settlement Agreement

On September 30, 2022, Esousa informed the Company that its sustained economic damages due to its inability to receive common stock upon conversion notification (due to the insufficiency of authorized shares) and its internal standstill agreement not to sell any shares of the Company’s common stock.

On October 25, 2022, the Company’s Board of Directors approved the settlement agreement and authorized the issuance of 23,000,000 common stock shares to Esousa to settle any potential claims related to the Exchange Agreement.

Amendment No. 3 to Securities Purchase Agreement – Series D Preferred Stock

On November 14, 2022, the Company entered into Amendment No. 3 to the June 7, 2022 Securities Purchase Agreement (“Amendment No. 3”). The investors paid $150 million and in lieu of receiving shares of Series D Preferred Stock and Warrants, the investors received notes convertible into shares of the Company’s Common Stock (“Notes”). The convertible note bear and interest rate of 28%.

Upon conversion of a Note, the holder will receive Warrants exercisable for 185% of the Common Stock at an exercise price ranging from $0.25 to $0.46, subject to further adjustment as provided in the Warrant. The warrant cashless exchange formula is Net number + (A x B)/C = share of common stock,

A= the total number of shares with respect to which the Warrant is then being exercised

B= Black Scholes Value (as defined in Section 16 of the Warrant).

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C= the Closing Bid Price of the Common Stock as of two (2) Trading Days prior to the time of such exercise (as such Closing Bid Price is defined in Section 16 of the Warrant).

Amendment No. 3 further provides that the remaining $90 million of the Commitment Amount shall be paid in two tranches, on January 24, 2023, and February 24, 2023, (each, a “Purchase Date”). The purchase price per share of Series D Preferred Stock will be the lower of (i) $1.27, the closing price of the Company’s stock on the date the Securities Purchase Agreement was executed, or (ii) the closing price of the Common Stock on the trading day immediately preceding the respective Purchase Date, subject to a floor price of $0.10 per share. For no additional consideration, for every share of Series D Preferred Stock purchased, such investor shall receive Warrants exercisable for 185% shares of Series D Preferred Stock purchased by the investors at an exercise price equal to the purchase price for shares of Series D Preferred Stock. Consummation of the transaction is dependent on certain conditions precedent.

Release of Reserved Shares

On November 9, 2022, the Board approved for the release of 350,000,000 shares of common stock previously reserved under the 2022 Equity Incentive Plan. This did not result in changes to equity incentive commitments to employees and directors.

Registration Statement Form S-3

On October 14, 2022, the Company filed a Registration Statement on Form S-3, which became effective upon filing with the SEC. The Registration Statement registered the resale by certain stockholders of up to 900,000,000 shares of common stock, which consist solely of 23,000,000 shares of common stock, 350,000,000 shares of common stock issuable upon conversion of Series D Preferred Stock and 527,000,000 shares of common stock issuable upon exercise of outstanding warrants to purchase shares of common stock.

On November 21, 2022, the Company filed Registration Statement on Form S-3, which became effective upon filing with the SEC. The Company registered the resale by certain stockholders of 220,828,539 shares of common stock issuable upon conversion of convertible notes issued to the selling stockholders on November 15, 2022, pursuant to Amendment No. 3. The investors paid $150 million and in lieu of receiving shares of Series D Preferred Stock and warrants, the investors received the Notes, which outstanding principal and accrued but unpaid interest on the Notes convert into shares of common stock.

Preferred Series C and D Conversions and Warrants Exercises

During the first quarter of the fiscal year ending September 30, 2023, the Company issued:

●	150,256 shares of Common Stock upon conversion of 150,256 shares of Series C Preferred Stock;
●	208,017,020 shares of Common Stock upon cashless exercise of Warrants to purchase 3,871,848 shares of Common Stock;
●	3,996,554 shares of Common Stock upon conversion of 3,996,554 shares of Series D Preferred Stock; and
●	206,667,644 shares of Common stock upon cashless exercise of Warrants to purchase 147,864,810 shares of Common Stock.

Firm Order Agreement

On December 12, 2022, the Company entered into a Firm Order Agreement (the “Order Agreement”) with Randy Marion Isuzu, LLC (“RMI”) pursuant to which RMI agreed during the period ending on December 31, 2023 (unless terminated earlier pursuant to the terms of the Order Agreement) to purchase a total of not less than 6,000 units of the initial production

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6,800 units of the vehicles manufactured and produced by the Company. Contemporaneous with the execution of the Order Agreement, RMI issued a purchase order for 1,000 vehicles and agreed to issue another purchase order on or before May 1, 2023, for no less than 1,000 vehicles. All additional purchase orders required to fulfill the order requirement are required to be issued no later than August 1, 2023. Products and vehicles with less than 500 miles that are not sold after 12 months can be returned to the Company at original pricing, subject to certain conditions. The Agreement may be terminated, among other reasons, if RMI ceases to be an authorized Mullen dealer or fails to function in the ordinary course of business or maintain its dealership facilities, voluntary or involuntary bankruptcy, RMI’s conduct adversely affects the Company, or an impairment of RMI’s reputation or financial standing.

Series C Preferred Stock Dividend Waiver

On January 13, 2023, the Company and holders of Series C Preferred Stock entered into a waiver agreement pursuant to which such holders irrevocably waived their right to receive any and all cumulative 15.0% per annum fixed dividends on such Preferred Stock, including all unpaid accrued and accumulated dividends, pursuant to the terms set forth in the Company’s Second Amended and Restated Certificate of Incorporation.

Settlement Agreement– Warrants Exercise and Share Issuance

On January 13, 2023, the Company entered into Settlement Agreements and Releases with Acuitas Capital LLC, Jim Fallon and Mank Capital (the “Holders”) pursuant to which the Holders agreed to remit to the Company an aggregate of approximately $17.8 million (collectively, the “Settlement Payment”) for the erroneous issuance by the Company of an aggregate exercise of 1,660,988 warrants for approximately 100 million shares of common stock. These warrant exercises which led to over issuances of common stock occurred after September 30, 2022.

In consideration of the settlement, the Holders received the right to purchase (the “Settlement Additional Purchase Right”) additional shares of Series D Preferred Stock and warrants equal to $20 million as provided under the Securities Purchase Agreement, dated as of June 7, 2022 (as amended, the “Series D Securities Purchase Agreement”) of units, consisting of one share of Preferred Stock and 185% Warrants for each share of Preferred Stock issued.   The Settlement Additional Purchase Right may be exercised by a Holder in accordance with the same terms that apply to Additional Purchases as described in the Series D Securities Purchase Agreement; provided, however, that if a Holder exercises its Settlement Additional Purchase Right, it shall receive Additional Warrants for shares of Common Stock in exchange for the issue of a promissory note  that will bear an annual interest rate of 3.5%.

Settlement Agreement– Series D Securities Purchase Agreement

On January 13, 2023, the Company entered into a Settlement Agreement and Release in which investors waived the default prior to February 1, 2023 under the Series D Securities Purchase Agreement, and the Notes and the Warrants that were issued pursuant to Amendment No. 3. to the Series D Securities Purchase Agreement.  In exchange, the Company grants the investors the right to purchase additional shares of Series D Preferred Stock and warrants in an amount equal to such investor’s pro rata portion of $10 million.

Warrants issued pursuant to Settlement Agreements

Warrants issued pursuant to the Settlement Additional Purchase Right and the Second Additional Purchase Right will provide for cashless exercise pursuant to which the holder will receive upon exercise a “net number” of shares of Common Stock determined according to the following formula:

Net Number = (A x B) / C

For purposes of the foregoing formula:

A= The total number of shares with respect to which the Warrant is then being exercised.

B= The Black Scholes Value (as described in the warrant).

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

C= The Closing Bid Price of the Common Stock in the day prior the time of such exercise, but in any event not less than $0.10 per share of Common Stock, which will not be subject to adjustment.

The exercise price and number of shares issuable upon exercise of the warrants will further be adjusted upon the occurrence of certain events and holders will be allowed to participate in certain issuances and distributions (subject to certain limitations and restrictions), including certain stock dividends and splits and distributions of assets. The warrants will provide for certain purchase rights whereby if the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of Common Stock, then the holder will be entitled to acquire such purchase rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon complete exercise of the warrant. The Company would also agree not to enter into any fundamental, transaction, such as a merger, sale of more than 50% of the outstanding voting shares, sale of substantially all assets, or business combination, unless the successor entity assumes all of the obligations of the Company under the Warrants and the other transaction documents related to the warrants.

The Company must reserve out of authorized and unissued shares a number of shares of Common Stock equal to 250% of the maximum number of shares of Common Stock that are issuable upon exercise of the warrants from time to time. If the Company fails to timely deliver shares upon exercise of the Warrant, the Company will be required to either (A) pay the holder for each trading day on which shares are not delivered 1% of the product of the number of shares not so issued multiplied by the closing sale price of the Common Stock on the trading day immediately preceding the required delivery date, or (B) if the holder purchases shares of Common Stock in anticipation of delivery of shares upon exercise of the Warrant, cash in an amount equal to holder’s total purchase price of such shares. The exercisability of the warrants may also be limited if, upon exercise, the holder and its affiliates would in aggregate beneficially own more than 9.99% of the common stock.

NOTE 21 – RESTATEMENT

Prior to the initial issuance of the Company's financial statements for the year ended September 30, 2022, management determined that the warrants issued with the preferred stock did not meet the conditions for equity classification, requiring liability treatment and measured at fair value. In addition, management also discovered that it did not reflect the impact of amendments that resulted in modifications in privileges for the warrants issued with the Series C Preferred Stock, which should have been accounted for as a deemed dividend at the time of modification.  Further, management prematurely recorded the option to issue shares of Series E Preferred Stock.

The following table summarizes the impacts of these error corrections on the Company's financial statements for each of the periods presented below:

i. Balance sheet
	Impact of correction of error
December 31, 2021 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	45,413,291	-	45,413,291

Warrant liabilities	-	119,597,612	119,597,612
Other	55,904,761	-	55,904,761
Total liabilities	55,904,761	119,597,612	175,502,373

Accumulated deficit	(186,838,587)	(119,597,612)	(306,436,199)
Others	176,347,117	-	176,347,117
Total deficiency in shareholders' equity	(10,491,470)	(119,597,612)	(130,089,082)

	Impact of correction of error
March 31, 2022 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	105,206,180	-	105,206,180

Warrant liabilities	-	203,955,631	203,955,631
Other	55,649,512	-	55,649,512
Total liabilities	55,649,512	203,955,631	259,605,143

Accumulated deficit	(219,411,972)	(411,632,707)	(631,044,679)
Additional Paid in Capital	268,667,769	207,677,076	476,344,845
Others	300,871	-	300,871
Total deficiency in shareholders' equity	49,556,668	(203,955,631)	(154,398,963)

	Impact of correction of error
June 30, 2022 (Unaudited)	As previously reported	Adjustments	As restated

Total assets	84,264,830	-	84,264,830

Warrant liabilities	-	6,126,358	6,126,358
Series E Options liability	23,085,886	(23,085,886)	-
Other	42,023,055	-	42,023,055
Total liabilities	65,108,941	(16,959,528)	48,149,413

Accumulated deficit	(278,883,532)	(357,008,298)	(635,891,830)
Additional Paid in Capital	297,540,727	373,967,826	671,508,553
Others	498,694	-	498,694
Total deficiency in shareholders' equity	19,155,889	16,959,528	36,115,417

ii. Statement of operations
	Impact of correction of error - year
Quarter ended December 31, 2021 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	(14,058,407)	-	(14,058,407)

Other financing costs - initial recognition of warrants at fair value	-	(108,979,229)	(6,282,494)
Revaluation of warrants	-	(10,618,382)	(10,618,382)
Others	(22,405,532)	-	(22,405,532)
Other income (expense)	(22,405,532)	(119,597,612)	(142,003,144)
Net loss	(36,463,939)	(119,597,612)	(156,061,551)
Loss per share	(2.09)		(8.93)
Weighted average common shares outstanding	17,471,173		17,471,173

	Impact of correction of error - quarter			Impact of correction of error - year to date
Quarter ended March 31, 2022 (Unaudited)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Loss from operations	(30,452,870)	-	(30,452,870)	(44,511,277)	-	(44,511,277)

Other financing costs - initial recognition of warrants at fair value
Loss on financing	-	(160,364,949)	(160,364,949)	-	(269,344,178)	(269,344,178)
Revaluation of warrants	-	(131,670,146)	(131,670,146)	-	(142,288,528)	(142,288,528)
Others	(2,120,515)	-	(2,120,515)	(24,526,046)	-	(24,526,046)
Other income (expense)	(2,120,515)	(292,035,095)	(294,155,610)	(24,526,046)	(411,632,707)	(436,158,753)
Net loss	(32,573,385)	(292,035,095)	(324,608,480)	(69,037,323)	(411,632,707)	(480,670,030)
Deemed dividend on preferred stock	-	(32,735,345)	(32,735,345)	-	(32,735,345)	(32,735,345)
Net loss attributable to common stockholders	(32,573,385)	(324,770,440)	(357,343,825)	(69,037,323)	(444,368,052)	(513,405,375)
Loss per share - continuing operations	(0.63)		(6.95)	(1.99)		(14.82)
Weighted average common shares outstanding	51,392,988		51,392,988	34,639,857		34,639,857

	Impact of correction of error - quarter			Impact of correction of error - year to date
Quarter ended June 30, 2022 (Unaudited)	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Loss from operations	(18,221,165)	-	(18,221,165)	(62,732,442)	-	(62,732,442)

Other financing costs - initial recognition of warrants at fair value
Loss on financing	-	-	-	-	(269,344,178)	(269,344,178)
Revaluation of warrants	-	31,538,523	31,538,523	-	(110,750,005)	(110,750,005)
Series E Options liability	(23,085,886)	23,085,886	-	(23,085,886)	23,085,886	-
Others	(41,250,395)	-	(41,250,395)	(65,776,422)	-	(65,776,422)
Other income (expense)	(64,336,281)	54,624,409	(9,711,872)	(88,862,308)	(357,008,298)	(445,870,606)
Net loss	(82,557,446)	54,624,409	(27,933,037)	(151,594,750)	(357,008,298)	(508,603,048)
Deemed dividend on preferred stock	-	-	-	-	(32,735,345)	(32,735,345)
Net loss attributable to common stockholders	(82,557,446)	54,624,409	(27,933,037)	(151,594,750)	(389,743,643)	(541,338,393)
Loss per share - continuing operations	(0.22)		(0.07)	(0.89)		(3.19)
Weighted average common shares outstanding	376,786,685		376,786,685	169,531,688		169,531,688

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mullen Automotive Inc.

January 13, 2023	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of Mullen Automotive Inc., a Delaware corporation (the “Company”), and the undersigned Directors and Officers of Mullen Automotive Inc. hereby constitute and appoint David Michery and Jonathan New as the Company’s or such Director’s or Officer’s true and lawful attorneys-in-fact and agents, for the Company or such Director or Officer and in the Company’s or such Director’s or Officer’s name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in connection therewith, as fully to all intents and purposes as the Company or such Director or Officer might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Michery	Chief Executive Officer, President and	January 13, 2023
David Michery	Chairman of the Board (Principal Executive Officer)

/s/ Jonathan New	Chief Financial Officer	January 13, 2023
Jonathan New	(Principal Financial and Accounting Officer)
/s/ Kerri Sadler	Chief Accounting Officer	January 13, 2023
Kerri Sadler

/s/ Mary Winter	Secretary and Director	January 13, 2023
Mary Winter

/s/ John Andersen	Director	January 13, 2023
John Andersen

/s/ Ignacio Novoa	Director	January 13, 2023
Ignacio Novoa

/s/ Kent Puckett	Director	January 13, 2023
Kent Puckett

72

/s/ Mark Betor	Director	January 13, 2023
Mark Betor

/s/ William Miltner	Director	January 13, 2023
William Miltner

73