Form 10-K/A
period 2022-09-30
MULLEN AUTOMOTIVE INC.
filed 2023-01-30
CIK 1499961

o

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K, originally filed by Mullen Automotive Inc. (the “Company”) with the Securities and Exchange Commission on January 13, 2023 (the “Original Form 10-K”).  The Company’s Consolidated Financial Statements are not amended, except as noted below.  This Amendment is being filed solely for the purposes of (i) correcting scrivener’s and other errors under “Forward Looking Statements” and in Part I, including Item 1. (Business), Item 1.A. (Risk Factors), to correct numbers in the second risk factor to conform to the Consolidated Financial Statements and share amounts in the eleventh risk factor, Item 3. (Legal Proceedings) to conform to information set forth under Note 18 to the Notes to the Consolidated Financial Statements, (ii) correcting a scrivener’s error under Part II. under the subheading “Recent Sales of Unregistered Securities” in Item 5. (Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities), (iii) correcting scrivener’s and other errors in Part III, including Item 10. (Directors, Executive Officers, and Corporate Governance) to update the membership of the Nominating and Corporate Governance Committee, Item 11. (Executive Compensation) to correct stock award amounts in the Summary Compensation Table and related footnote, information for outstanding equity awards, and two stock prices in the CEO Performance Award Table, Item 12. (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter) to amend and supplement the beneficial ownership and equity compensation plan tables, and Item 13. (Certain Relationships and Related Transactions, and Director Independence) to insert a director (who was inadvertently omitted) in the subsection “Director Independence”, and (iv) correcting the interest rate of promissory notes and recorded interest expense for September 30, 2022 set forth under Note 6 and Note 20 and certain pagination to the Notes to the Consolidated Financial Statements.

A newly dated Exhibit 23.1 (auditor consent) is being filed with this Amendment, as well as Exhibit 4.4 (Description of Company’s Securities). In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

For the convenience of the reader, this Amendment sets forth the Original Form 10-K in its entirety, as amended.  Except as described above, no other changes have been made to the Original Form 10-K. This Amendment speaks as of the filing date of the Original Form 10-K and does not reflect events occurring after the filing date of the Original Form 10-K.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Report include but are not limited to:

●	We have incurred significant losses since inception, and we expect that we will continue to incur losses for the foreseeable future;
●	We will require substantial additional financing to effectuate our business plan;
●	We have not yet manufactured or sold any production vehicles to customers and may never develop or manufacture any vehicles;
●	Our limited operating history makes it difficult for us to evaluate our future business prospects;
●	Our auditor has expressed substantial doubt about our ability to continue as a going concern;
●	Certain of our lenders and the Internal Revenue Service have liens on our assets;
●	We have not paid, and do not plan to pay, cash dividends on our Common Stock, so any return on investment may be limited to the value of our Common Stock;
●	Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.
●	Our commitments to issue shares of Common Stock or securities that are convertible into shares of Common Stock may cause significant dilution to stockholders;
●	Our commitment to issue shares of Common Stock pursuant to the terms of the Notes, our preferred stock and the Warrants could encourage short sales by third parties which could contribute to the future decline of stock price;
●	We may not be able to maintain compliance with continued listing requirements of the NASDAQ Capital Market;
●	We may have insufficient authorized and reserved shares of Common Stock to satisfy outstanding warrants, preferred stock and convertible notes;
●	Potential acquisitions may disrupt our business and dilute stockholder value;
●	We may not be able to develop, manufacture and obtain regulatory approvals for a car of sufficient quality to appeal to customers on schedule or at all;
●	Our currently planned vehicles rely on lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, potentially subjecting us to litigation, recall, and redesign risks;
●	The efficiency of a battery’s use will decline over time, which may negatively influence customers’ decisions whether to purchase an electric vehicle;
●	We rely on our original equipment manufacturers (“OEMs”) and service providers for parts and components, any of whom could choose not to do business with us;
●	We will rely on complex machinery for our operations and production, which involve a significant degree of risk and uncertainty in operational performance and costs;
●	Complex software and technology systems need to be developed in coordination with vendors and suppliers, and there can be no assurance that such systems will be successfully developed;
●	We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of our vehicles, which could harm our business and prospects;

●	The inability of our suppliers, including single or limited source suppliers, to deliver components in a timely manner or at acceptable prices or volumes could have a material adverse effect on our business and prospects;
●	Financial distress of our suppliers could necessitate that we provide substantial financial support, which could increase our costs, affect our liquidity or cause production disruptions;
●	We have a limited operating history and face significant challenges as a new entrant into the automotive industry;
●	We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future, casting doubt on our ability to continue as a going concern;
●	Our business model is untested, and it may fail to commercialize our strategic plans;
●	Our operating and financial results forecast relies on assumptions and analyses we developed and may prove to be incorrect;
●	We may be unable to accurately estimate the supply and demand for our vehicles;
●	Increased costs or disruptions in supply of raw materials or other components could occur;
●	Our vehicles may fail to perform as expected;
●	Our services may not be generally accepted by our customers;
●	The automotive market is highly competitive;
●	The automotive industry is rapidly evolving and demand for our vehicles may be adversely affected;
●	We may be subject to risks associated with autonomous driving technology;
●	Our distribution model is different from the predominant current distribution model for auto manufacturers;
●	Our future growth is dependent on the demand for and consumers’ willingness to adopt electric vehicles;
●	Government and economic incentives could become unavailable, reduced or eliminated;
●	Our failure to manage our future growth effectively;
●	We may establish insufficient warranty reserves to cover future warranty claims;
●	We may not succeed in establishing, maintaining and strengthening our brand;
●	Doing business internationally may expose us to operational, financial and political risks;
●	We are highly dependent on the services of David Michery, our Chief Executive Officer;
●	Our business may be adversely affected by labor and union activities;
●	We face risks related to health epidemics, including the recent COVID-19 pandemic;
●	Reservations for our vehicles are cancellable;
●	We may face legal challenges relating to direct sales to customers;
●	We face information security and privacy concerns;
●	We may be forced to defend ourselves against alleged patent or trademark infringement claims and may be unable to prevent others from unauthorized use of our intellectual property;
●	Our patent applications may not issue as patents, the patents that may be granted to us may expire, our patent applications may not be granted, and our rights may be contested;
●	We may be subject to damages resulting from trade secrets;
●	Our vehicles are subject to various safety standards and regulations that we may fail to comply with;
●	We may be subject to product liability claims;
●	We are or will be subject to anti-corruption, bribery, money laundering, and financial and economic laws;
●	Risk of failure to improve our operational and financial systems to support expected growth;
●	Risk of failure to build our financial infrastructure and improve our accounting systems and controls;
●	The priority of the holders of our debt and preferred stock over the holders of our common stock in the event of liquidation, dissolution or winding up;
●	The number of shares of common stock underlying our outstanding warrants and preferred stock is significant in relation to our currently outstanding common stock;
●	The dearth of analyst coverage;
●	Other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

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

PART I

ITEM 1. BUSINESS.

References in this Annual Report to the “Company”, “we”, “us”, “our” or similar references, or “Mullen,” mean Mullen Automotive Inc., a Delaware corporation, and its subsidiaries Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC., a Delaware corporation, Mullen Investment Properties LLC, a Mississippi corporation, and Bollinger Motors, Inc., a Michigan corporation.

Background

We are a Southern California-based electric vehicle company that operates in various verticals of businesses focused within the automotive industry. The Company was originally formed on April 20, 2010, as a developer and manufacturer of electric vehicle technology. During 2021, the Company completed a merger (the “Merger”) with Net Element, Inc., a Delaware-incorporated company1. The Company changed its name from “Net Element, Inc.” to “Mullen Automotive Inc.” The Nasdaq Stock Market, LLC (Nasdaq Capital Market) ticker symbol for the Company’s Common Stock changed from “NETE” to “MULN” at the opening of trading on November 5, 2021. The CUSIP number of the Common Stock is 62526P 109.

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

Recent Events

On September 7, 2022, Mullen Automotive announced its first EV acquisition which will propel the Company into the medium duty truck classes 4-6, along with the B1 Sport Utility and B2 Pick Up Trucks.  The purchase price was $148.6 million in cash and stock for a 60% controlling interest, which gives Mullen the majority ownership of Bollinger Motors Inc. (“Bollinger Motors”) and positions Bollinger Motors to have a competitive advantage in the retail electric sport utility and commercial vehicle markets (Please refer to Note 4-Acquisition of Bollinger Motors Inc.).

On October 13, 2022, the U.S. Bankruptcy Court approved the Company acquisition of electric vehicle company ELMS’ (Electric Last Mile Solutions) assets in an all-cash purchase. In the Chapter 7 approved transaction, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana, all inventory, and intellectual property for their Class 1 and Class 3 vehicles (See Note 20 – Subsequent Events).

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

Bollinger Motors

Launched in 2015, Bollinger Motors is an American automobile designer and manufacturer of electric sport utility and medium-duty vehicle lines. Bollinger Motors also successfully developed proprietary vehicle battery packs, drivetrains, and thermal and vehicle control software units. In 2017, Bollinger Motors built and debuted the critically acclaimed B1 class 3 sport utility vehicle, the first of its kind. The company followed its initial success with the development of the second-generation B1 and B2 vehicles before pausing in favor of commercial truck development. With years of history in class 3 truck development, intellectual property, patents, and expertise, pre-acquisition focus was commercial vehicle development for classes 4-6. With Mullen’s acquisition and capital injection, both B1 and B2 have resumed development and the plan is to begin production after the start of production for class 4-6 commercial truck programs.

Bollinger Motors brings a significant pipeline of interest from large companies for commercial electric truck classes 4-6 in a wide range of markets such as last-mile delivery, refrigeration, utilities, and their upfitters. On September 1, 2022, Bollinger Motors revealed the B4, a class 4 electric commercial truck. The B4 electric chassis cabs will be the first of the Company’s commercial lineup to hit the ground in upcoming client test programs. The new Bollinger B4 incorporates years of feedback from dozens of major fleets looking to electrify their vehicles. The result is a cab-forward truck, designed from the ground up to offer maximum cargo volume, accommodate unlimited adaptation and prioritize safety.

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

In our view, this trend is driven by several factors. A rising environmental consciousness is encouraging customers to weigh their emission footprint. As a zero-emission alternative to traditional ICE options, an EV that can match or exceed an ICE in performance is a natural choice. Assisting with that choice, local and national governments are offering various forms of rebates and credits for the purchase of an EV and have otherwise begun to support the rise of e-mobility by accelerating the push for zero emission vehicles due to increased awareness of the impacts of global warming. As EV sales grow, parts volume is expected to grow in tandem, allowing automakers to purchase parts at a lower cost and further accelerating the switch to EVs. Lastly, the continuing improvement in battery technology, continuing build-out of electric charging infrastructure, and the growing comfort with EV range capabilities could ease “range anxiety” and facilitate adoption.

Source: Derived from data in Bloomberg Electric Vehicle Outlook 2022

The rise of the Sports Utility Vehicle

When designing our first EV offering in 2021, our team elected to develop a Sport Utility Vehicle (“SUV”) because of the recognized growth in SUV sales. According to market research, today’s customers increasingly prefer SUVs to traditional sedans or crossovers.

The importance of Commercial and Fleet Strategies

Fleet and Commercial segments represent over 20% of the total U.S. market and is comprised of Government, Commercial and Rental segments.  Mullen’s Fleet First strategy with a Class One commercial van offering, followed quickly by Class 3 and Class 4 cab chassis models planned for 2023, takes advantage of segments vacated by competitors, and allows a first mover advantage for the company. Our goal is to build strong customer relationships with fleet operators and companies that rent or lease vehicles to fleet operators and to capture a significant market opportunity as the broad trend of vehicle electrification continues.

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

Government Procurement Programs

The Company also plans to focus on U.S. Government vehicle procurement programs.  The Biden administration issued an executive order in 2021 focused on revitalizing the electric-vehicle (EV) program of the U.S. government, requiring the replacement of the government’s entire fleet of about 650,000 vehicles with American-made EVs. Currently, approximately 1% of the federal fleet consists of EV vehicles. The Company’s focus is establishing Mullen’s EV lineup within the overall federal fleet procurement process.

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

United States

California has greenhouse gas emissions standards that closely follow the standards of the United States Environmental Protection Agency (the "EPA"). The registration and sale of Zero Emission Vehicles (“ZEVs”) in California will earn us ZEV credits that we can sell to other OEMs. Other states within the United States that have adopted similar standards include Colorado, Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Oregon, Rhode Island and Vermont. We intend to take advantage of these regimes by registering and selling ZEVs in these other states.

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

Recent Acquisitions

Bollinger Motors 60% Controlling Interest

On September 7, 2022, the Company entered into a series of Purchase Agreements (Primary Purchase Agreement, Bollinger Purchase Agreement, Masters Purchase Agreement and Seaport Purchase Agreement) to acquire a controlling interest in Bollinger Motors.

In conjunction with this transaction, Robert Bollinger, the CEO of Bollinger Motors, entered into an employment agreement with the Company.

On October 7, 2022, the Company and Bollinger Motors amended the payment terms of one portion of the primary transaction such that the $32 million in payments based on reserve shares would be amended to be paid in cash of $15.5 million on or before November 30, 2022, and a balance payment of $16.5 million will be deposited into cash escrow on or before November 30, 2022, to pay out over three equal payments of $5.5 million paid on Feb 5, 2023, May 5, 2023, and Aug 5, 2023, respectively.

ELMS Asset Acquisition

On September 16, 2022, the Company entered into an Asset Purchase Agreement (the “ELMS Agreement”) with the Chapter 7 trustee of the Bankruptcy Estates of Electric Last Mile Solutions, Inc. and Electric Last Mile, Inc. (the “Debtors”).

Pursuant to the ELMS Agreement, the Company agreed to purchase certain assets of the Debtors, including a plant in Mishawaka, Indiana and assumption of the related land contract, all inventory and tangible personal property, customer and supplier information, and certain intellectual property rights (such as patent applications), out of the Chapter 7 Bankruptcy for approximately $55.0 million plus the assumption of monetary liabilities related to assumed contracts, including the land contract, which are estimated to be approximately $37 million.

The Company provided a deposit of $5.5 million which was applied towards the purchase price.

On October 13, 2022, the United States Bankruptcy Court for the District of Delaware issued an order approving the sale to Mullen Automotive Inc. pursuant to the terms and conditions of the ELMS Agreement dated September 16, 2022.

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

Summary

Risks Related to Mullen’s Capital Requirements and Financial Condition

●	We have incurred significant losses since inception and we expect that we will continue to incur losses for the foreseeable future;
●	We will require substantial additional financing to effectuate our business plan;
●	We have not yet manufactured or sold any production vehicles to customers and may never develop or manufacture any vehicles;
●	Our limited operating history makes it difficult for us to evaluate our future business prospects;
●	Our auditor has expressed substantial doubt about our ability to continue as a going concern;
●	Certain of our lenders and the Internal Revenue Service have liens on our assets;
●	We have not paid, and do not plan to pay, cash dividends on our Common Stock, so any return on investment may be limited to the value of our Common Stock;
●	Our stockholders are subject to significant dilution upon the occurrence of certain events which could result in a decrease in our stock price.
●	Our commitments to issue shares of Common Stock or securities that are convertible into shares of Common Stock may cause significant dilution to stockholders;
●	Our commitment to issue shares of Common Stock pursuant to the terms of the Notes, our preferred stock and the Warrants could encourage short sales by third parties which could contribute to the future decline of stock price;
●	We may not be able to maintain compliance with continued listing requirements of the NASDAQ Capital Market;
●	We may have insufficient authorized and reserved shares.

Risks Related to Mullen’s Business and Operations

●	Potential acquisitions may disrupt our business and dilute stockholder value;
●	We may not be able to develop, manufacture and obtain regulatory approvals for a car of sufficient quality to appeal to customers on schedule or at all;
●	Our currently planned vehicles rely on lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, potentially subjecting us to litigation, recall, and redesign risks;
●	The efficiency of a battery’s use will decline over time, which may negatively influence customers’ decisions whether to purchase an electric vehicle;
●	We rely on our original equipment manufacturers, suppliers and service providers for parts and components, any of whom could choose not to do business with us;
●	We will rely on complex machinery for our operations and production, which involve a significant degree of risk and uncertainty in operational performance and costs;
●	Complex software and technology systems need to be developed in coordination with vendors and suppliers, and there can be no assurance that such systems will be successfully developed;
●	We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of our vehicles, which could harm our business and prospects;
●	The inability of our suppliers, including single or limited source suppliers, to deliver components in a timely manner or at acceptable prices or volumes could have a material adverse effect on our business and prospects;
●	Financial distress of our suppliers could necessitate that we provide substantial financial support, which could increase our costs, affect our liquidity or cause production disruptions;
●	We have a limited operating history and face significant challenges as a new entrant into the automotive industry;
●	We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future, casting doubt on our ability to continue as a going concern;
●	Our business model is untested and we may fail to commercialize our strategic plans;
●	Our operating and financial results forecast relies on assumptions and analyses developed by us and may prove to be incorrect;
●	We may be unable to accurately estimate the supply and demand for our vehicles;
●	Increased costs or disruptions in supply of raw materials or other components could occur;
●	Our vehicles may fail to perform as expected;
●	Our services may not be generally accepted by our customers;
●	The automotive market is highly competitive;
●	The automotive industry is rapidly evolving and demand for our vehicles may be adversely affected;
●	We may be subject to risks associated with autonomous driving technology;
●	Our distribution model is different from the predominant current distribution model for auto manufacturers;
●	Risk of failure to achieve and maintain effective internal control over financial reporting;
●	Our future growth is dependent on the demand for and consumers’ willingness to adopt electric vehicles;
●	Government and economic incentives could become unavailable, reduced or eliminated;
●	Our failure to manage our future growth effectively;
●	Our failure to establish warranty reserves sufficient to cover future warranty claims;
●	We may not succeed in establishing, maintaining and strengthening the Mullen brand;
●	Doing business internationally creates operational and financial risks;
●	We are highly dependent on the services of David Michery, our Chief Executive Officer;
●	Our business may be adversely affected by labor and union activities;
●	We face risks related to health epidemics, including the recent COVID-19 pandemic;
●	Reservations for our vehicles are cancellable;
●	We may face legal challenges relating to direct sales to customers;
●	We face information security and privacy concerns;
●	We may be forced to defend ourselves against patent or trademark infringement claims and may be unable to prevent others from unauthorized use of our intellectual property;

●	Our patent applications may not issue as patents, the patents that may be granted to us may expire, our patent applications may not be granted, and our rights may be contested;
●	We may be subject to damages resulting from unintended disclosure of trade secrets;
●	Our vehicles are subject to various safety standards and regulations that we may fail to comply with;
●	We may be subject to product liability claims;
●	We are, or may be subject to, anti-corruption, bribery, money laundering, and financial and economic laws;
●	Risk of failure to improve our operational and financial systems to support expected growth;
●	Risk of failure to build our financial infrastructure and improve our accounting systems and controls;
●	The priority of our debt over our Common Stock in the event of liquidation, dissolution or winding up and;
●	The dearth of analyst coverage on Mullen.

Risk Factors

Risks Related to our Capital Requirements and Financial Condition

We have incurred significant losses since inception and we expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We have not been profitable since operations commenced, and we may never achieve or sustain profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as the EV industry. Development and deployment of EV technology and vehicles is a highly speculative undertaking and involves a substantial degree of risk. We have not yet commercialized any of our proposed EV products or generated any revenue from sales of such products. We have devoted significant resources to research and development and other expenses related to our ongoing operations.

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

For the years ended September 30, 2022, and 2021, we incurred net losses of $740.3 million and $44.2 million, respectively, and net cash used in operating activities was $65.8 million and $17.5 million, respectively. As of September 30, 2022, we had an accumulated deficit of $889.9 million. We will need significant capital to, among other things, conduct research and development, increase our production capacity, and expand our sales and service network. We expect to continue to incur substantial operating losses for the next several years as we advance our product development and commercialization efforts. No substantial revenue from operations will likely be available until, and unless, such efforts are successful.

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

As of January 6, 2023, we had outstanding 1,696,543,863 shares of Common Stock. As of that same date, we also had outstanding 1,924 shares of Series A Preferred Stock convertible into an aggregate of 192,400 shares of Common Stock, 1,360,321 shares of Series C Preferred Stock convertible into an aggregate of 1,360,321 shares of Common Stock and 4,359,652 shares of Series D Preferred Stock convertible into an aggregate of 4,359,652 shares of Common Stock. The issuance of shares of Common Stock upon the conversion of such shares of Preferred Stock would dilute the percentage ownership interest of holders of our Common Stock, dilute the book value per share of our Common Stock and increase the number of our publicly traded shares, which could depress the market price of our Common Stock.

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

We may have insufficient authorized and reserved shares~~.~~

Certain agreements with investors may require that the Company reserve a specific number of shares for issuance upon exercise of warrants, preferred stock and convertible notes, as applicable.  If at any time there are warrants, preferred stock and convertible notes that remain outstanding, and the Company does not have a sufficient number of authorized and unreserved shares of Common Stock to satisfy its obligations under such agreements, then the Company may be required to promptly take all action reasonably necessary, including a stockholder meeting, to increase the Company’s authorized shares of Common Stock to an amount sufficient to allow the Company to reserve sufficient shares for the convertible securities then outstanding.  Furthermore, if we have insufficient authorized and reserved shares, unless and until a the number of shares of our authorized common stock increases, our ability to obtain additional financing through the sale of Common Stock or other securities convertible or exchangeable into Common Stock may be limited. Our ability to issue shares of Common Stock and other securities convertible or exchangeable into Common Stock will be impeded due to a lack of a sufficient number of authorized shares of Common Stock, which constrains our ability to raise capital. Increasing the authorized number of shares requires an amendment to our articles of incorporation, which can only be obtained by the approval of the holders of a majority of our outstanding shares of common stock.

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

As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the regulations of the Nasdaq CM, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. The Company must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10-K filing. Prior to the Merger, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

In addition, our Certificate of Incorporation currently requires us to pay substantial monthly dividends on our Series C and Series D Preferred in cash or in stock. Although we can pay such an amount in shares of our Common Stock, the issuance of additional shares may dilute the Company’s equity and adversely affect the trading price of the shares of our Common Stock.

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

Ram Hari Khadka v. Mullen Automotive, Inc.

On June 23, 2022, a putative class action complaint was filed in Delaware Chancery Court by Ram Hari Khadka, a stockholder, against the Company and its current directors, as defendants (the “Khadka Action”). The complaint alleged breaches of fiduciary duty against the defendants based on alleged disclosure deficiencies in the definitive proxy statement  filed by the Company on June 10, 2022 (the “Proxy Statement”), relative to the vote at the Company’s 2022 Annual Meeting of Stockholders that was to be held on July 26, 2022 (the “2022 Stockholder Meeting”) seeking stockholder approval of issuance of shares under the Performance Stock Award Agreement (the “CEO Performance Award”) granted to David Michery, the Company’s chief executive officer, president and chairman of the board of directors. The complaint sought various remedies, including a preliminary injunction seeking to enjoin the vote at the 2022 Stockholder Meeting to approve the issuance of shares for the CEO Performance Award.

The Company filed a supplement to the Proxy Statement on July 13, 2022 addressing the alleged disclosure claims to moot plaintiff’s claims in the Khadka Action. On August 5, 2022, the Chancery Court approved a stipulation under which the plaintiff voluntarily dismissed the Khadka Action with prejudice as to itself only, but without prejudice as to any other putative class member. The Chancery Court retained jurisdiction solely for the purpose of adjudicating the anticipated application of plaintiff’s counsel for an award of attorneys’ fees and reimbursement of expenses in connection with the supplemental disclosures included in the Proxy Supplement.

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

Name	Age	Position	Director Class
David Michery	56	Chief Executive Officer, President, and Chairman of the Board	Class I
Jonathan New	62	Chief Financial Officer
Calin Popa	60	President—Mullen Automotive
Mary Winter	31	Secretary and Director	Class I
Ignacio Novoa	39	Director	Class I
Kent Puckett	59	Director	Class II
Mark Betor	67	Director	Class II
William Miltner	61	Director	Class III
John Andersen	68	Director	Class III

Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company’s Board of Directors is classified into three classes with staggered three-year terms designated as follows:

●	Class I - David Michery, Mary Winter, and Ignacio Novoa whose terms will expire in 2025 at our annual meeting of stockholders or until their respective successors are elected and qualified;
●	Class II - Kent Puckett and Mark Betor, whose terms will expire at our second annual meeting of stockholders in 2023; and
●	Class III - William Miltner and John Andersen whose terms will expire at our third annual meeting of stockholders in 2024.

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

Jonathan New was appointed by the Board as Chief Financial Officer of the Company, effective September 19, 2022. He served as a director of the Company from November 2021 until September 19, 2022. From January 2020 until September 2022, Mr. New served as the Chief Financial Officer of Motorsport Games, Inc. (NASDAQ: MSGM), a racing game developer, publisher and esports ecosystem provider. Previously, from July 2018 to January 2020, Mr. New was Chief Financial Officer of Blink Charging Co (NASDAQ: BLNK), an owner, operator and provider of electric vehicle charging equipment and networked electric vehicle charging services, and, from 2008 to July 2018, he was Chief Financial Officer of Net Element, Inc., (NASDAQ: NETE) a global technology and value-added solutions group that supports electronic payments acceptance in a multi-channel environment. Mr. New is a Florida Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

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

Nominating and Corporate Governance Committee

The Nominating and Governance Committee of the Board of Directors currently consists of Mark Betor, Chair, Mary Winter and John Andersen. The functions of the Nominating and Corporate Governance Committee include, among other things, the following:

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

				Stock Award ($)
		Salary	Bonus	Common	All Other
Name and Principal Position	Year	($)	($)	Shares (1)	Compensation	Total ($)

David Michery	2022	$721,154	$750,000	$4,643,583	$—	$6,114,737
Chief Executive Officer	2021	$409,485	$—	$1,972,603	$—	$2,382,088

Kerri Sadler	2022	$348,539	$—	$198,000	$—	$546,539
Former Chief Financial Officer (2)

Jerry Alban	2022	$202,340	$—	$280,500	$53,846	$536,686
Former Chief Operating Officer (3)	2021	$283,835	$—	$25,000	$—	$308,835

Calin Popa	2022	$295,815	$—	$171,555	$—	$467,370
President - Mullen Automotive	2021	$296,969	$—	$87,500	$—	$384,469

(1)	Represents share-based compensation based on the grant date fair value estimated value of Common Stock at issuance in accordance with FASB ASC Topic 718. For the year ended September 30, 2022 and 2021, Mr. Michery received 14,071,463 shares (of which 1,249,315 shares were awarded but are due to be issued) and 789,041 shares of Common Stock, respectively, Ms. Sadler received 600,000 shares and 0 shares of Common Stock, respectively, Mr. Alban received an aggregate of 850,000 shares (of which 550,000 shares were awarded but are due to be issued and 250,000 shares were granted in connection with his departure from the Company, as further described below) and 0 shares of Common Stock, respectively, and Mr. Popa received 519,863 shares (of which 369,863 shares were awarded but are due to be issued) and 35,000 shares of Common Stock, respectively.

(2)	Ms. Sadler served as Chief Financial Officer until September 19, 2022 and currently serves as Chief Accounting Officer.
(3)	Mr. Alban retired from the Company as Chief Operating Officer and a director effective June 30, 2022. On June 27, 2022, the Company and Mr. Alban entered into a Separation Agreement pursuant to which the Company agreed to pay Mr. Alban a single lump sum of $53,846.15 and issue to Mr. Alban 250,000 shares of common stock.

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

Outstanding Equity Awards at Fiscal Year End 2022

There were no outstanding equity awards that have not vested held by the named executive officers as of September 30, 2022.

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

To date the following shares of common stock have been issued based on the achievement of the milestones and tranches listed in the table below:

CEO Performance Award Table

Date	Tranche	% of O/S Shares	Shares O/S	Shares Issued	Stock Price	Stock Compensation ($)
9/21/2022	Russell Index Tranche	2%	481,194,481	9,623,890	$0.41	$3,945,795
10/12/2022	Features Milestone	5%	897,686,883	44,884,344	$0.25	$11,221,087
11/9/2022	Non-USA Distribution	2%	1,231,150,138	24,623,002	$0.27	$6,648,211
11/30/2022	Capital Benchmark	2%	1,438,271,285	28,765,426	$0.19	$5,465,431
Total Shares Awarded				107,896,662		$27,280,524

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

Name of Director	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Total ($)
John Andersen (2)	-	-	-
Mark Betor	$35,870	$137,002	$172,872
William Miltner	$24,212	$137,002	$161,214
Jonathan New (3)	$62,413	$ 75,002	$137,415
Ignacio Novoa (4)	$ 6,250	$ 62,000	$ 68,250
Kent Puckett	$35,870	$137,002	$172,872

(1)	Represents share-based compensation based on the grant date fair value estimated value of Common Stock at issuance in accordance with FASB ASC Topic 718. For the year ended September 30, 2022, stock awards were granted as follows: Jonathan New received 18,611 shares; Mark Betor, William

Miltner and Kent Puckett each received an aggregate of 118,611 shares; and Ignacio Novoa received 100,000 shares.
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

Each stockholder’s percentage of ownership in the following table is based upon, as applicable, the following shares outstanding as of January 6, 2023:

Class	Number of Shares	Votes/Share	Number of Votes
Common Stock	1,696,543,863	One/share	1,696,543,863
Series A Preferred Stock	1,925	1,000/share	1,925,000
Series B Preferred Stock	0	One/share on an as-converted to common basis	0
Series C Preferred Stock	1,211,757	One/share on an as-converted to common basis	1,211,757
Series D Preferred Stock	363,097	One/share	363,097

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

	Common Stock(1)		Total Voting Power(2)

Name of Beneficial Owners	Shares	%	%
Named Executive Officers and Directors
David Michery(3)	84,445,627	5.0%	5.1%
Jonathan New	8,611	*	*
Calin Popa	309,729	*	*
Mary Winter	87,453	*	*
Jonathan K. Andersen	500,000	*	*
Mark Betor	159,869	*	*
William Miltner	18,611	*	*
Ignacio Novoa	283,000	*	*
Kent Puckett (4)	118,611	*	*
Directors and Executive Officers as a Group (9 Persons)(3)	85,931,511	5.1%	5.2%
5% Beneficial Owners:
Acuitas Group Holdings, LLC(5)	-	-	-
Esousa Holdings LLC(6)	458	*	*
Davis-Rice Pty Limited(7)	-	-	-
*	Less than 1%.
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

(3)With regards to David Michery, consists of (i) 79,501,322 shares of Common Stock held directly by Mr. Michery, and (ii) the following shares over which Mr. Michery has voting power pursuant to Voting Agreements (as described below): (a) 3,176,952shares of Common Stock, (b) 192,500 shares of Common Stock issuable upon conversion of 1,925 shares of Series A Preferred Stock, (c) 1,211,757 shares of Common Stock issuable upon conversion of Series C Preferred Stock, and (d) 363,097 shares of Common Stock issuable upon conversion of Series D Preferred Stock. . Excludes shares of Common Stock underlying notes, which were issued on November 15, 2022 pursuant to Amendment No. 3 to the Securities Purchase Agreement dated June 7, 2022  (the "Notes") and have an aggregate remaining balance including accrued interest as of November 11, 2022 of approximately $92.6 million,  and an aggregate of 408,532,794 warrants , the issuance of which, as well as an increase in the authorized shares of Common Stock,  is subject to stockholder approval as described in the Company’s proxy statement filed with the SEC on November 25, 2022. Effective as of November 4, 2021, Mr. Michery entered into voting agreements with certain holders of the Company’s securities (the “Voting Agreements”) pursuant to which such holders agreed to vote as directed by Mr. Michery, and also granted Mr. Michery an irrevocable proxy, at any annual or special meeting of stockholders or through the solicitation of a written consent of stockholders, and in some cases only with respect to any meeting at which an election of directors of the Company or any proposal to approve a change of control of the Company, which includes a merger, sale or other disposition of the securities of the Company or all or substantially all of its assets, is presented. The Voting Agreements have a term of three years or longer.

(4)	Includes 18,611 shares held by PCS Mastermind LLC, of which Mr. Puckett is the managing member.

(5)	Terren Peizer serves as the Chief Executive Officer of Acuitas Capital, LLC. The amount beneficially owned excludes (a) 148,557,387 shares of Common Stock underlying warrants, and (b) additional shares of Common Stock issuable upon full conversion of a Note, which as of November 21, 2022 had a remaining principal amount outstanding of approximately $33.0 million. Inclusion of the shares of Common Stock underlying such warrants and Note would cause the stockholder to beneficially own more than 5% of Common Stock; however, the full exercise of the warrants and conversion of the Note, as well as an increase in the Company’s authorized shares of Common Stock, is subject to stockholder approval, as described in the Company’s proxy statement filed with the SEC on November 25, 2022. Securities held by Acuitas Group Holdings, LLC are subject to a 9.99% beneficial ownership limitation pursuant to the terms of warrants, preferred stock and/or convertible notes held by the stockholder, in that such derivative securities may not be exercisable, exchangeable or convertible, as applicable, to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the number of shares of Common Stock issuable upon exercise or conversion of such securities calculated in accordance with Section 13(d) of the Exchange Act. Mr. Peizer is the chairman of Acuitas Group Holdings, LLC and may be deemed to have sole voting and investment power over such shares. The address for Acuitas Capital, LLC is 2120 Colorado Avenue, #230, Santa Monica, CA 90404.

(6)	Michael Wachs serves as the sole Managing Member of Esousa Holdings, LLC. The amount beneficially owned consists of shares of Common Stock issuable upon conversion of the same number of shares of Series C Preferred Stock, but excludes (a) 151,528,527 shares of Common Stock underlying warrants, and (b) additional shares of Common Stock issuable upon full conversion of a Note, which as of November 21, 2022 had a remaining principal amount outstanding of approximately $33.7 million. Inclusion of the shares of Common Stock underlying such warrants, and Note would cause the stockholder to beneficially own more than 5% of Common Stock; however, the full exercise of the warrants and conversion of the Note, as well as an increase in the Company’s authorized shares of Common Stock, is subject to stockholder approval, as described in the Company’s proxy statement filed with the SEC on November 25, 2022. Securities held by Esousa Holdings LLC are subject to a 9.99% beneficial ownership limitation pursuant to the terms of warrants, preferred stock and/or convertible notes held by the stockholder, in that such derivative securities may not be exercisable, exchangeable or convertible, as applicable, to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the number of shares of Common Stock issuable upon exercise or conversion of such securities calculated in accordance with Section 13(d) of the Exchange Act. The address for Esousa Holdings, LLC and Michael Wachs is 211 E 43rd St, 4th Fl, New York, NY 10017.

(7)	The amount beneficially owned excludes (a) 74,278,687 shares of Common Stock underlying warrants and (b) additional shares of Common Stock issuable upon full conversion of a Note, which as of November 21, 2022 had a remaining principal amount outstanding of approximately $16.8 million. Inclusion of the shares of Common Stock underlying the warrants, and Note would cause the stockholder to beneficially own more than 5% of Common Stock; however, the full exercise of the warrants and conversion of the Note, as well as an increase in the Company’s authorized shares of Common Stock, is subject to stockholder approval, as described in the Company’s proxy statement filed with the SEC on November 25, 2022. Securities held by Davis-Rice Pty Limited are subject to a 9.99% beneficial ownership limitation pursuant to the terms of warrants, preferred stock and/or convertible notes held by the stockholder, in that such derivative securities may not be exercisable, exchangeable or convertible, as applicable, to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the number of shares of Common Stock issuable upon exercise or conversion of such securities calculated in accordance with Section 13(d) of the Exchange Act. Shares held by Davis-Rice Pty Limited may be deemed to be beneficially owned by Timothy Davis-Rice, who serves as the Director of Davis-Rice Pty Limited. The address for Davis-Rice Pty Limited is 4 Murchison Street, Mittagong, NSW 2575, Australia.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of September 30, 2022. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders.

(c)
	(a)	(b)	Number of securities
	Number of securities	Weighted-average	remaining available
	to be issued upon	exercise price per	for future issuance
	exercise of outstanding options,	share of outstanding options,	under equity compensation
Plan Category	warrants and rights	warrants and rights	plans (excluding securities)
Equity compensation plans approved by stockholders	—	$—	169,477,298
Equity compensation plans not approved by stockholders	—	$—	—
Total	—	$—	169,477,298(1)

(1) Consists of shares of Common Stock reserved for future issuance under the Company 2022 Equity Incentive Plan. The Company may also issue shares of Common Stock (based on a certain percentage of then-current total issued and outstanding shares) to David Michery as performance equity awards as a result of the achievement of certain milestones pursuant to the Performance Stock Award Agreement dated May 5, 2022, as further described under the subsection “CEO Performance Award” in Item 11. “Executive Compensation.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Board determined that Mary Winter, Kent Puckett, Mark Betor and John Andersen, qualify as independent directors, as defined under the listing rules of the Nasdaq, and the Board consists of a majority of “independent directors” as defined under the rules of the SEC and Nasdaq listing requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit, as discussed below.

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

2.	Exhibits.

The exhibits filed or furnished as part of this Annual Report on Form 10-K are those listed in the following Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., and Robert Bollinger.	8-K	001-34887	2.1	09/08/2022
2.1(a)	First Amendment to the Common Stock Purchase Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., and Robert Bollinger.	8-K	001-34887	2.1	10/14/2022
2.1(b)	First Amendment to the Cash Escrow Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., Robert Bollinger and Continental Stock Transfer & Trust Company.	8-K	001-34887	2.2	10/14/2022
2.1(c)	First Amendment to the Stock Reservation Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., Robert Bollinger and Continental Stock Transfer & Trust Company.	8-K	001-34887	2.3	10/14/2022
2.2	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and Robert Bollinger.	8-K	001-34887	2.2	09/08/2022
2.3	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and John Masters.	8-K	001-34887	2.3	09/08/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.4	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and Seaport Global Asset Management SPV LLC - Series A.	8-K	001-34887	2.4	09/08/2022
2.5	Asset Purchase Agreement dated September 16, 2022 between the Company and David W. Carickhoff, solely as Chapter 7 trustee of the Bankruptcy Estates of Electric Last Mile Solutions, Inc. and Electric Last Mile, Inc.	8-K	001-34887	10.1	09/19/2022
3.1(a)	Second Amended and Restated Certificate of Incorporation of Mullen Automotive Inc., dated November 5, 2021	8-K	001-34887	3.2	11/12/2021
3.1(b)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Mullen Automotive, Inc., dated March 8, 2022	8-K	001-34887	3.1	03/10/2022
3.1(c)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on July 26, 2022	8-K	001-34887	3.1	07/27/2022
3.1(d)	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock.	S-3ASR	333-267502	4.1(c)	09/19/2022
3.1(e)	Certificate of Mullen Automotive Inc. Increasing Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock.	S-3ASR	333-267913	4.1(d)	10/17/2022
3.1(f)	Certificate of Designation of Series AA Preferred Stock, filed November 14, 2022	8-K	001-34887	3.1	11/14/2022
3.2	Amended and Restated Bylaws	8-K	001-34887	3.3	10/05/2012
3.2(a)	Amendment No. 1 to the Bylaws, dated June 15, 2015	8-K	001-34887	3.2	06/16/2015
3.2(c)	Amendment No. 3 to the Amended and Restated Bylaws of Mullen Automotive Inc., as amended	8-K	001-34887	3.1	11/14/2022
4.1	Form of Warrant with an exercise price of $0.6877 per share	10-K	001-34887	4.1	12/29/2021
4.2	Form of Warrant (related to Securities Purchase Agreement dated June 7, 2022)	8-K	001-34887	10.1 (Exhibit A)	06/10/2022
4.3	Form of Warrant issued March 28, 2022	10-Q	001-34887	10.1	05/16/2022
4.4	Description of Company's Securities.					✓
10.2#	Mullen Automotive Inc. 2022 Equity Incentive Plan	DEF 14A	001-34887	Appx B	06/24/2022
10.2(a)#è	Form of Stock Option Agreement under 2022 Equity Incentive Plan	10-K	001-34887	10.2(a)	1/13/2023
10.2(b)#è	Form of Restricted Stock Agreement under 2022 Equity Incentive Plan	10-K	001-34887	10.2(b)	1/13/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.2(c)#è	Form of Restricted Stock Unit Agreement under 2022 Equity Incentive Plan	10-K	001-34887	10.2(c)	1/13/2023
10.3#	CEO Performance Stock Award Agreement dated May 5, 2022 between Mullen Automotive Inc. and David Michery	8-K	001-34887	10.2	07/27/2022
10.4	Securities Purchase Agreement, dated as of September 1, 2021, between Mullen Technologies, Inc. and Esousa Holdings LLC	S-3/A	333-262093	10.1	02/01/2022
10.4(a)	Amendment to Convertible Preferred Security and Warrant dated February 10, 2022 between the Company and Esousa Holdings, LLC	10-Q	001-34887	10.6	02/14/2022
10.4(b)	Form Registration Rights Agreement	S-4/A	333-256166	10.6 (Exhibit C)	07/22/2021
10.5	Promissory Note dated October 8, 2021 in the principal amount of $15.0 million payable to CEOcast, Inc	10-Q	001-34887	10.5	02/14/2022
10.5(a)	Securities Purchase Agreement dated October 8, 2021 between the Company and CEOcast, Inc.	10-Q	001-34887	10.5(a)	02/14/2022
10.5(b)	Pre-Funded Common Stock Purchase Warrant dated October 8, 2021 issued to CEOcast, Inc.	10-Q	001-34887	10.5(b)	02/14/2022
10.6	Amended and Restated Secured Convertible Note and Security Agreement dated June 17, 2022 Esousa Holdings LLC	8-K	001-34887	10.1	06/21/2022
10.6(a)	Letter Agreement (Sale of Note) dated June 17, 2022	8-K	001-34887	10.2	06/21/2022
10.6(b)	Exchange Agreement, dated as of October 14, 2022, by and among Mullen Automotive Inc. and Esousa Holdings LLC.	8-K	001-34887	10.1	10/21/2022
10.6(c)	Secured Convertible Note and Security Agreement dated October 14, 2022 with Esousa Holdings LLC.	8-K	001-34887	10.2	10/21/2022
10.7#	Amended and Restated Employment Agreement, dated as of June 1, 2021, by and between David Michery and Mullen Technologies, Inc.	S-4/A	333-256166	10.10	07/22/2021
10.8	Transition Services Agreement, dated as of May 12, 2021, by and between Mullen Technologies, Inc. and Mullen Automotive Inc.	S-4/A	333-256166	10.14	07/22/2021
10.9	Tax Sharing Agreement, dated May 12, 2021, by and among Mullen Technologies, Inc. and Mullen Automotive Inc.	S-4/A	333-256166	10.15	07/22/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.10#	Employment Agreement dated October 25, 2021 between the Company and Kerri Sadler	10-K	001-34887	10.21#	12/29/2021
10.11	Agreement for Purchase and Sale of Real Property and Joint Escrow Instructions between Mullen Technologies, inc. and Saleen Motors International, LLC, dated as of March 9, 2021, and First Amendment dated as of July 23, 2021	10-K	001-34887	10.24	12/29/2021
10.12	Consultant Agreement dated October 26, 2021 between the Company and Mary Winter	10-K	001-34887	10.25	12/29/2021
10.14	Loan Commitment with NuBridge Commercial Lending executed February 23, 2022	8-K	001-34887	10.2	02/28/2022
10.14(a)	Guaranty dated March 7, 2022 between NuBridge Commercial Lending, LLC and David Michery	10-Q	001-34887	10.4(a)	05/16/2022
10.15	Letter of Intent dated January 14, 2022 between the Company and Mark Betor	10-Q	001-34887	10.2	05/16/2022
10.16	Securities Purchase Agreement dated June 7, 2022 for Series D Preferred Stock and Warrants	8-K	001-34887	10.1	06/10/2022
10.16(a)	Amendment No. 1 dated June 23, 2022 to Securities Purchase Agreement dated June 7, 2022	8-K	001-34887	10.1	06/24/2022
10.16(b)	Amendment No. 2 dated August 19, 2022 to Securities Purchase Agreement dated June 7, 2022	S-3ASR	333-267502	99.3	09/19/2022
10.16(c)	Amendment No. 3 to the Securities Purchase Agreement, dated November 15, 2022, by and between Mullen Automotive Inc. and the buyers named therein	8-K	001-34887	10.1	11/21/2022
10.16(d)	Form of Convertible Note dated November 15, 2022	8-K	001-34887	10.2	11/21/2022
10.17#	Employment Separation Agreement between the Company and Jerry Alban dated June 27, 2022	10-Q	001-34887	10.6	08/12/2022
10.18	Lease dated June 29, 2022 between the Company and with the Lakeview Business Center, LLC	10-Q	001-34887	10.7	08/12/2022
10.19	Consulting Agreement dated January 12, 2022 between the Company and Ignacio Novoa	10-Q	001-34887	10.8	08/12/2022
10.20	Subscription and Investment Representation Agreement, dated November 14, 2022, by and between Mullen Automotive Inc. and the purchaser signatory thereto	8-K	001-34887	10.1	11/14/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.21	Firm Order Agreement dated December 12, 2022, between Randy Marion Isuzu, LLC and the Company	8-K	001-34887	10.1	12/15/2022
10.22è	Offer Letter with Jonathan New dated September 7, 2022	10-K	001-34887	10.22	1/13/2023
10.23è	Settlement Agreement dated January 13, 2023 with Acuitas, J. Fallon and Mank Capital	10-K	001-34887	10.23	1/13/2023
10.23(a)è	Form of Promissory Note	10-K	001-34887	10.23(a)	1/13/2023
10.24è	Waiver Agreement dated January 12, 2023 with Series C Preferred Stockholders	10-K	001-34887	10.24	1/13/2023
10.25è	Settlement Agreement dated January 13, 2023 with respect to Series D Securities Purcashe Agreement	10-K	001-34887	10.25	1/13/2023
10.25(a)è	Form of Warrant	10-K	001-34887	10.25(a)	1/13/2023
21.1è	List of Subsidiaries	10-K	001-34887	21.1	1/13/2023
24.1è	Power of Attorney (included on signature page)	10-K	001-34887	24.1	1/13/2023
23.1	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)					✓
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934					✓
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934					✓
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350					✓
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

è Previously filed with Form 10-K filed with SEC on January 13, 2023.

# Indicates management contract or compensatory plan or arrangement.

* Furnished herewith

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

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes and Advances

We enter into promissory notes with third parties and Company officers to support our operations. Promissory notes typically are for less than three years maturity and carry interest rates from 0% to 15.0%. Promissory notes and loan advances that are in default still accrue interest after their scheduled maturity dates. We record imputed interest on promissory notes and advances which are deemed to be below the market interest rate. For the years ended September 30, 2022, and 2021, we recorded interest expenses of $26,949,081 and $21,168,232, respectively.

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

Mullen Indiana Real Estate LLC

On November 9, 2022, the Company formed Mullen Indiana Real Estate LLC, a limited liability company in the State of Delaware to hold the acquired real property located in Mishawaka, IN.

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

Amendment No. 3 to Securities Purchase Agreement – Series D Preferred Stock

On November 14, 2022, the Company entered into Amendment No. 3 to the June 7, 2022 Securities Purchase Agreement (“Amendment No. 3”). The investors paid $150 million and in lieu of receiving shares of Series D Preferred Stock and Warrants, the investors received notes convertible into shares of the Company’s Common Stock (“Notes”). The convertible note bear and interest rate of 15%.

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

Firm Order Agreement

On December 12, 2022, the Company entered into a Firm Order Agreement (the “Order Agreement”) with Randy Marion Isuzu, LLC (“RMI”) pursuant to which RMI agreed during the period ending on December 31, 2023 (unless terminated earlier pursuant to the terms of the Order Agreement) to purchase a total of not less than 6,000 units of the initial production

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 6,800 units  manufactured and produced by the Company. Contemporaneous with the execution of the Order Agreement, RMI issued a purchase order for 1,000 vehicles and agreed to issue another purchase order on or before May 1, 2023, for no less than 1,000 vehicles. All additional purchase orders required to fulfill the order requirement are required to be issued no later than August 1, 2023. Products and vehicles with less than 500 miles that are not sold after 12 months can be returned to the Company at original pricing, subject to certain conditions. The Agreement may be terminated, among other reasons, if RMI ceases to be an authorized Mullen dealer or fails to function in the ordinary course of business or maintain its dealership facilities, voluntary or involuntary bankruptcy, RMI’s conduct adversely affects the Company, or an impairment of RMI’s reputation or financial standing.

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

Net Number = (A x B) / C

For purposes of the foregoing formula:

MULLEN AUTOMOTIVE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Mullen Automotive Inc.

January 27, 2023	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board