Form 10-Q
period 2022-12-31
MULLEN AUTOMOTIVE INC.
filed 2023-02-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 9, 2023 a total of 1,747,209,236 shares of the Registrant’s common stock, par value $0.001 per share, (“Common Stock”) were issued and outstanding.

MULLEN AUTOMOTIVE INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2022	September 30, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,071,635	$54,085,685
Restricted cash	39,357,576	30,289,400
Receivable for over issuance of shares	17,909,254	—
Inventory	6,958,158	—
Prepaid expenses and other current assets	3,260,726	1,958,759
TOTAL CURRENT ASSETS	135,557,349	86,333,844
Property, equipment and leasehold improvements, net	89,796,658	14,803,716
Intangible assets, net	113,377,931	93,947,018
Deposit on ELMS purchase	—	5,500,000
Accounts receivable from related party	1,232,387	1,232,387
Right-of-use assets	4,763,589	4,597,052
Goodwill	92,834,832	92,834,832
Other assets	3,389,293	3,345,631
TOTAL ASSETS	$440,952,039	$302,594,479

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$14,123,277	$6,398,425
Accrued expenses and other current liabilities	6,225,969	7,185,881
Dividends payable	8,400,933	7,762,255
Derivative liabilities	261,480,084	84,799,179
Liability to issue shares	11,599,598	10,710,000
Lease liabilities, current portion	1,696,626	1,428,474
Notes payable, current portion	93,837,257	3,856,497
Other current liabilities	103,372	90,372
TOTAL CURRENT LIABILITIES	397,467,116	122,231,083
Notes payable, net of current portion	4,890,475	5,164,552
Lease liabilities, net of current portion	3,381,024	3,359,354
Deferred tax liability	14,463,705	14,882,782
TOTAL LIABILITIES	420,202,320	145,637,771
Commitments and contingencies (Note 17)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000,000 preferred shares authorized
Preferred Series A; 200,000 shares authorized; 1,924 and 1,924 shares issued and outstanding at December 31, 2022 and September 30, 2022 respectively.	2	2
Preferred Series C; 40,000,000 shares authorized; 1,210,056 and 1,360,321 shares issued and outstanding at December 31, 2022 and September 30, 2022 respectively.	1,210	1,360
Preferred Series D; 437,500,001 shares authorized; 363,098 and 4,359,652 shares issued and outstanding at December 31, 2022 and September 30, 2022 respectively.	363	4,359
Preferred Series AA; 1 share authorized; 1 and zero shares issued and outstanding at December 31, 2022 and September 30, 2022 respectively.	—	—
Common Stock; $0.001 par value; 1,750,000,000 shares authorized; 1,693,663,180 and 833,468,180 shares issued and outstanding at December 31, 2022 and September 30, 2022 respectively.	1,693,663	833,468
Additional Paid-in Capital	1,189,162,862	947,765,155
Accumulated Deficit	(1,266,183,241)	(889,907,455)
Non-controlling interest	96,074,860	98,259,819
TOTAL STOCKHOLDERS' EQUITY	20,749,719	156,956,708
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$440,952,039	$302,594,479

See accompanying notes to condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2022	2021
OPERATING EXPENSES
General and administrative	$64,996,011	$12,901,084
Research and development	8,622,009	1,157,323
Total Operating Expense	73,618,020	14,058,407
Loss from Operations	(73,618,020)	(14,058,407)

Other financing costs - initial recognition of derivative liabilities	(255,960,025)	(108,979,229)
Gain / (loss) extinguishment of debt, net	(6,412,170)	74,509
Revaluation of derivative liabilities	(40,781,976)	(10,618,382)
Interest expense	(2,828,089)	(3,226,769)
Loan amortization expense	—	(19,212,176)
Deferred tax benefit	493,654	—
Other income (expense), net	645,881	(41,096)
Net loss before accrued preferred dividends and noncontrolling interest	(378,460,745)	(156,061,550)

Net loss attributable to noncontrolling interest	2,184,959	—
Net loss attributable to shareholders	(376,275,786)	(156,061,550)

Accrued preferred dividends	(638,677)	—

Net Loss attributable to common shareholders	$(376,914,463)	$(156,061,550)

Net loss per share	$(0.28)	$(8.93)

Weighted average shares outstanding, basic and diluted	1,360,570,075	17,471,173

See accompanying notes to condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Three Months Ended December 31, 2021
	Preferred Stock															Deficiency in
	Series A		Series B		Series C		Series D		Series AA		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, September 30, 2021	100,363	$100	5,567,319	$5,568	—	$—	—	$—	—	$—	7,048,387	$7,048	$88,650,286	$(150,374,649)	$—	$(61,711,647)
Common shares issued for cash	—	—	—	—	—	—	—	—	—	—	7,704,082	7,704	10,886,955	—	—	10,894,659
Common shares issued for asset	—	—	—	—	—	—	—	—	—	—	109,412	109	140,891	—	—	141,000
Preferred shares issued for cash	—	—	—	—	2,263,970	2,264	—	—	—	—	—	—	19,997,736	—	—	20,000,000
Preferred shares issued to settle liability to issue	—	—	—	—	84,900	85	—	—	—	—	—	—	704,915	—	—	705,000
Warrant issuances	—	—	—	—	—	—	—	—	—	—	—	—	10,491,621	—	—	10,491,621
Preferred shares issued in exchange for conversion of debt	—	—	—	—	2,829,029	2,829	—	—	—	—	—	—	24,988,926	—	—	24,991,755
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	443,124	443	4,424,825	—	—	4,425,268
Common shares issued to settle liability to issue	—	—	—	—	—	—	—	—	—	—	131,477	131	1,034,681	—	—	1,034,812
Prefunded warrant issuance	—	—	—	—	—	—	—	—	—	—	—	—	15,000,000	—	—	15,000,000
Issuance of common stock for conversion of preferred stock	(84,996)	(85)	—	—	—	—	—	—	—	—	8,499,680	8,500	(8,415)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, December 31, 2021	15,367	15	5,567,319	5,568	5,177,899	5,178	—	—	—	—	23,936,162	23,935	176,312,421	(150,374,649)	—	25,972,468

	Three Months Ended December 31, 2022
	Preferred Stock
	Series A		Series B		Series C		Series D		Series AA		Common Stock		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance, December 31, 2021	15,367	$15	5,567,319	$5,568	5,177,899	$5,178	—	$—	—	$—	23,936,162	$23,935	$176,312,421	$(150,374,649)	$—	$25,972,468
Balance, September 30, 2022	1,924	2	—	—	1,360,321	1,360	4,359,652	4,360	—	—	833,468,180	833,467	947,765,156	(889,907,455)	98,259,819	156,956,709
Share-based compensation issued to management, directors, employees, and consultants	—	—	—	—	—	—	—	—	—	—	113,890,600	113,891	30,153,769	—	—	30,267,660
Shares issued to extinguish penalty	—	—	—	—	—	—	—	—	—	—	23,000,000	23,000	5,497,000	—	—	5,520,000
Cashless Warrant exercise - C	—	—	—	—	—	—	—	—	—	—	128,463,567	128,464	39,059,514	—	—	39,187,978
Cashless Warrant exercise - D	—	—	—	—	—	—	—	—	—	—	229,098,769	229,099	70,910,165	—	—	71,139,264
Surplus common stock issued on cashless warrant exercise	—	—	—	—	—	—	—	—	—	—	78,718,040	78,718	26,656,760	—	—	26,735,478
Issuance of common stock for conversion of preferred stock	—	—	—	—	(150,265)	(150)	(3,996,554)	(3,997)	—	—	4,146,819	4,147	—	—	—	0
Dividends accumulated on preferred stock	—	—	—	—	—	—	—	—	—	—	—	-	(638,677)	—	—	(638,677)
Other transactions	—	—	—	—	—	—	—	—	—	—	—	-	(3,122,227)	—	—	(3,122,227)
Shares issued to settle note payable	—	—	—	—	—	—	—	—	—	—	62,048,666	62,049	13,674,354	—	—	13,736,403
Shares issued for convertible notes	—	—	—	—	—	—	—	—	—	—	220,828,539	220,828	59,182,048	—	—	59,402,876
Preferred shares issued to officers	—	—	—	—	—	—	—	—	1	—	—	-	25,000	—	—	25,000
Net loss allocable to non-controlling interest								—	—	—	—	-	—	—	(2,184,959)	(2,184,959)
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(376,275,786)	—	(376,275,786)
Balance, December 31, 2022	1,924	2	—	—	1,210,056	1,210	363,098	363	1	—	1,693,663,180	1,693,663	1,189,162,862	(1,266,183,241)	96,074,860	20,749,719

See accompanying notes to condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss before accrued preferred dividends and noncontrolling interest	$(378,460,745)	$(156,061,550)
Adjustments to reconcile net loss attributable to shareholders to net cash used in operating activities:

Depreciation and amortization	4,794,327	307,699
Officer and employee stock compensation	36,305,972	1,604,293
Revaluation of derivative liabilities	40,781,976	10,618,382
Issuance of shares for services	4,376,438	2,495,487
Issuance of stock to directors	71,000	—
Gain on conversion of derivative liabilities to common stock	(9,965,728)	—
Non-cash financing loss on over-exercise of warrants	8,934,892	—
Other financing costs - initial recognition of derivative liabilities	255,960,025	108,979,229
Non-cash interest and other operating activities	—	3,062,048
Non-cash lease expense	—	136,938
Amortization of debt discount	—	19,212,176
Loss on asset disposal	—	1,298
Loss/(gain) on extinguishment of debt	6,412,171	(74,509)
Loss on debt settlement	—	41,096

Changes in operating assets and liabilities:
Other current assets	(8,260,125)	(1,226,376)
Other assets	(197,199)	(1,225,252)
Accounts payable	7,724,852	(977,783)
Accrued expenses and other liabilities	(1,576,292)	(1,468,751)
Deferred tax liability	(419,077)	—
Lease liabilities	289,821	(137,228)
Net cash used in operating activities	(33,227,692)	(14,712,803)

Cash Flows from Investing Activities
Purchase of equipment	(726,482)	(10,462,219)
Purchase of intangible assets	(74,826)	—
ELMS asset purchase	(92,916,874)	—
Net cash used in investing activities	(93,718,182)	(10,462,219)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	150,000,000	7,300,000
Proceeds from issuance of common stock	—	10,894,659
Proceeds from issuance of preferred stock	—	20,000,000
Payment of notes payable	—	(13,000,351)
Net cash provided by financing activities	150,000,000	25,194,308

Increase in cash	23,054,126	19,286
Cash, cash equivalents and restricted cash, beginning of period	84,375,085	42,174
Cash, cash equivalents and restricted cash, ending of period	$107,429,211	$61,460

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$3,056	$1,424,345
Supplemental Disclosure for Non-Cash Activities:
Debt conversion to common stock	$1,096,787	$—
Preferred shares issued in exchange for convertible debt	$—	$24,991,755
Convertible notes conversion to common stock	$59,402,877	$—
Exercise of warrants recognized earlier as liabilities	$84,799,179	$—

See accompanying notes to condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mullen Automotive Inc., a Delaware corporation (“MAI”, “Mullen”, “we” or the “Company”), is a Southern California-based development-stage electric vehicle company that operates in various verticals of businesses focused within the automotive industry. Mullen Automotive Inc., a California corporation (“Previous Mullen”) was originally formed on April 20 2010, as a developer and manufacturer of electric vehicle technology and operated as the EV division of Mullen Technologies, Inc. (“MTI”) until November 5, 2021, at which time Previous Mullen underwent a capitalization and corporate reorganization by way of a spin-off to its shareholders, followed by a reverse merger with and into Net Element, Inc., which was accounted for as a reverse merger transaction, in which Previous Mullen was treated as the acquirer for financial accounting purposes. (the “Merger”).  The Company changed its name from “Net Element, Inc.” to “Mullen Automotive Inc” and the Nasdaq ticker symbol for the Company’s Common Stock changed from “NETE” to “MULN” on the Nasdaq Capital Market Exchange at the opening of trading on November 5, 2021.

Recent Events

On September 7, 2022, the Company completed the Bollinger acquisition, which provides the Company with  a medium duty truck classes 4-6, along with the B1 Sport Utility and B2 Pick Up Trucks.  The purchase price was $148.6 million in cash and stock for 60% majority controlling interest.

On October 13, 2022, the U.S. Bankruptcy Court approved the Company acquisition of assets from electric vehicle company ELMS’ (Electric Last Mile Solutions) in an all-cash purchase. In the Chapter 7 approved transaction, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana, all inventory, and intellectual property for their Class 1 and Class 3 vehicles for a total of $105 million which includes the affirmation of approximately $10 million in vendor payables assumed and paid at closing. On November 9, 2022, the Company formed Mullen Indiana Real Estate LLC, a limited liability company in the State of Delaware to hold the acquired real property located in Mishawaka, IN.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A filed with the Commission for the year ended September 30, 2022. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The consolidated financial statements include the accounts of the Company and its subsidiaries, Mullen Investment Properties LLC, a Mississippi corporation, Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC, a Delaware corporation and Bollinger Motors Inc., a Delaware corporation. Intercompany accounts and transactions have been eliminated, if any. The financial statements reflect the consolidated financial position and results of operations of Mullen, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN CONSIDERATION

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. Our principal source of liquidity consists of existing cash and restricted cash of approximately $107.4 million at December 31, 2022. During the three months ended December 31, 2022, the Company used $33.2 million of cash for operating activities and had net working capital deficit of approximately $261.9 million at December 31, 2022.

Going Concern

The Company’s financial statements as of December 31, 2022, have been prepared on a going concern basis. The Company has not generated revenue to date and has accumulated losses since inception. The Company’s ability to continue operating as a going concern is contingent upon, among other things, its ability to raise sufficient additional capital and/or obtaining the necessary financing to support ongoing and future operations and to successfully manufacture and launch its products for sale. While the Company expects to obtain the additional capital and/or financing that is needed, there is no assurance that the Company will be successful in obtaining the necessary funds to bring its product and service offerings to market and support future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our management plans to raise additional capital through a combination of equity and debt financing, strategic alliances and licensing arrangements. Company management has evaluated whether there are any conditions and events considered in aggregate, which raises substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. Since inception, the Company incurred significant accumulated losses of approximately $1,266.2 million, and has a deficiency in working capital of approximately $261.9 million on December 31, 2022. For more information regarding additional financing after December 31, 2022, see Note 19 – Subsequent Events.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Business Combination

Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. FASB ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any non-controlling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense. The Company completed the acquisition of Bollinger Motors, Inc on September 7, 2022.

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the carve-out financial statements and the reported amounts of total expenses in the reporting periods. Estimates are used for, but not limited to, fair value of long-lived assets, fair value of financial instruments, depreciable lives of property and equipment, income taxes, contingencies, and inputs used to value stock-based compensation, valuation of common and preferred stock and warrants.

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

Risks and Uncertainties

The Company operates within an industry that is subject to rapid technological change, intense competition, and serves an industry that has significant government regulations. It is subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological, required knowledge of industry governmental regulations, and other risks associated with an emerging business. Any one or combination of these or other risks could have a substantial influence on our future operations and prospects for commercial success.

Cash and Cash Equivalents

Company management considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2022 or September 30, 2022.

Restricted Cash

Funds that are not available for immediate use and must use for a specific purpose. These funds include the refundable deposits for individuals and businesses who have made deposits for Mullen and Bollinger vehicles and the cash in escrow. On December 31, 2022, the restricted cash balance was $39,357,576. Customer deposits are accounted for within other liabilities.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various advance payments made for goods or services to be received in the future. These prepaid expenses include insurance and other contracted services requiring up-front payments.

Property, Equipment and Leasehold Improvements, Net

Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Estimated Useful Lives

Description	Life
Buildings	30 Years
Furniture and Equipment	3 to 7 Years
Computer and Software	1 to 5 Years
Machinery and Equipment	3 to 7 Years
Leasehold Improvements	Shorter of the estimated useful life or the underlying lease term
Vehicles	5 Years
Intangibles	5 to 10 Years

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

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. At December 31, 2022 and September 30, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because management does not believe the recoverability of the tax assets meets the “more likely than not” likelihood at December 31, 2022 and September 30, 2022.

Intangible Assets

Intangible assets consist of acquired and developed intellectual property and website development costs. In accordance with ASC 350, “Intangibles—Goodwill and Others,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with determinate lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortizable intangible assets generally are amortized on a straight-line basis over periods up to 120 months. The costs to periodically renew our intangible assets are expensed as incurred.

Impairment of Long-Lived Assets

The Company periodically evaluates property, plant and equipment and intangible assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets. The Company has not recorded any such impairment charges during the three months ended December 31, 2022 and 2021, respectively.

Other Assets

Other assets are comprised primarily of Coda electric vehicles and related parts, Show Room vehicles, and security deposits related to the Company’s property leases related to the EV business.

Extinguishment of Liabilities

The Company derecognizes financial liabilities when the Company’s obligations are discharged, cancelled, or expired.

Leases

The Company follows the provisions of Accounting Standards Update, “Leases” (ASU 2016 02), which requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development expenses consist primarily of costs associated with the development of our electric vehicle product lines.

Share-Based Compensation

We account for share-based awards issued by the Company in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all common shares of the Company issued to employees, non-employees and directors. The fair value of non-marketable share-based awards has been estimated based on an independent valuation. The Company’s common and preferred share valuations have been appraised by an independent financial valuation advisor, based on assumptions management believes to be reasonable. Key assumptions and approaches to value used in estimating fair value, includes economic and industry data; business valuation; prior transactions; option value method and other cost, income, and market value approaches. Share-based compensation is included within general and administrative expenses.

Related Party Transactions

We have related party transactions with certain of our directors, officers, and principal stockholders. These transactions are entered into in the ordinary course of business and include operational loans, convertible debt, and warrants providing financial support associated with the borrowing of funds.

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

Concentrations of Business and Credit Risk

We maintain cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations and maintains significant cash on hand at certain of its locations. However, we have not experienced any losses in such accounts and management believes we are not exposed to any significant credit risk on these accounts. The amounts in excess of insured limits as of December 31, 2022 and September 30, 2022 are $67.3 million and $53.3 million, respectively.

Recently Issued Accounting Standards

Accounting standard updates issued but not yet added were assessed and determined to be either not applicable or not expected to have a material impact on our consolidated financial statements.

NOTE 4 – PURCHASE OF ASSETS FROM ELMS

On October 13, 2022, the United States Bankruptcy Court for the District of Delaware issued an order approving the sale for approximately $105 million to Mullen Automotive Inc. of certain assets and assumption and assignment of contracts and related liabilities of Electric Last Mile, Inc. and Electric Last Mile Solutions, Inc. pursuant to the terms and conditions of the Asset Purchase Agreement dated September 16, 2022.

 The ELMS asset acquisition closed on November 30, 2022, and is expected to accelerate the market introduction of our cargo van program and provide us with critical manufacturing capacity at a much lower investment than previously expected to supply the rest of our product portfolio.

ELMS assets include:

●	The factory in Mishawaka, Indiana, providing Mullen with the capability to produce up to 50,000 vehicles per year;
●	All Intellectual Property, including all manufacturing data that is required for the assembly of the Class 1 van and Class 3 Cab Chassis;

●	All inventory including finished and unfinished vehicles, part modules, component parts, raw materials, and tooling; and
●	All property including equipment, machinery, supplies, computer hardware, software, communication equipment, data networks and all other data storage.

The following details the allocation of purchase price by asset category for the ELMS asset purchase:

Asset Category	Fair Value Allocation
Land	$1,440,000
Buildings and site improvements	41,287,038
Personal property subtotal	33,577,045
Identified intangible: engineering design	22,112,791
Inventory	6,958,158
Total Identified Assets	$105,375,032

NOTE 5 – INTANGIBLE ASSETS

For the three months ended December 31, 2022, and 2021, we recorded intangible asset additions of $22,187,617 and $5,361, respectively. The $22.2 million is mainly due to the ELMS asset acquisition (see NOTE 4 – Purchase of Assets from ELMS).

The weighted average useful life of the intellectual property is 9.6 years. Acquired intellectual property from the Bollinger acquisition, consisted primarily of patents and non-compete agreements have finite life. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of three years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the identifiable intangible assets.

	December 31, 2022			September 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Finite-Lived Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
Website design and development	$2,660,391	(1,330,195)	$1,330,195	$2,660,391	$(1,108,496)	$1,551,895
Intellectual property	58,375,794	(1,908,177)	56,467,618	58,375,794	(438,581)	57,937,213
Patents	32,391,186	(1,020,544)	31,370,642	32,391,186	(204,109)	32,187,077
Engineer design - ELMS	22,112,791	(184,273)	21,928,518	—	—	—
Other	1,820,994	(80,876)	1,740,118	1,820,994	(16,175)	1,804,819
Trademark	540,840	—	540,840	466,014	—	466,014
Total Intangible Assets	$117,901,996	$(4,524,065)	$113,377,931	$95,714,379	$(1,767,361)	$93,947,018

Total future amortization expense for finite-lived intellectual property is as follows:

Years Ended December 31,	Future Amortization
2023 (nine months)	$9,299,099
2024	12,202,651
2025	11,537,553
2026	11,537,553
2027	11,537,553
Thereafter	56,722,682
Total Future Amortization Expense	$112,837,091

For the three months ended December 31, 2022, and 2021, amortization expense for the intangible assets was $2,756,704 and $223,676, respectively.

NOTE 6 – DEBT

Short and Long-Term Debt

Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year or more.

The following is a summary of our indebtedness at December 31, 2022:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$3,051,085	$3,051,085	$-	0 - 10%	2019 - 2021
Promissory notes	-	-	-	NA	NA
Convertible notes	90,597,123	90,597,123	-	15.00%	2023
Real Estate notes	5,238,259	238,259	5,000,000	5.00 - 8.99%	2023-2024
Loans and advances	557,800	557,800	-	0.00%	2016 - 2018
Less: debt discount	(716,535)	(607,010)	(109,525)	NA	NA
Total Debt	$98,727,732	$93,837,257	$4,890,475

The following is a summary of our indebtedness at September 30, 2022:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$3,051,085	$3,051,085	$—	0.00 - 10.00%	2019 - 2021
Promissory notes	1,096,787	—	1,096,787	28.00%	2024
Real Estate note	5,247,612	247,612	5,000,000	5.0 - 8.99%	2023 - 2024
Loan advances	557,800	557,800	—	0.00 - 10.00%	2016 – 2018
Less: debt discount	(932,235)	—	(932,235)	NA	NA
Total Debt	$9,021,049	$3,856,497	$5,164,552

Scheduled Debt Maturities

The following scheduled debt maturities at December 31, 2022:

	Years Ended September 30,
	2023 (9 months)	2024	Total
Total Debt	$93,837,257	$4,890,475	$98,727,732

Notes and Advances

Total interest is comprised primarily of stated interest, amortization of debt discount and additional interest recognized for warrants issued with convertible notes for the excess in fair value above the face value of the notes. Stated interest was $2,134,517 and $3,247,185 for the three months ended December 31, 2022 and 2021, respectively.

In some instances, we issued shares of common stock or warrants along with the issuance of promissory notes, resulting in the recognition of a debt discount which is amortized to interest expense over the term of the promissory note. Debt discount amortization for the three months ended December 31, 2022 and 2021, was $150,151,130 and $19,212,176, respectively. During the three months ended December 31, 2022, warrants having a fair value of $244,510,164 (issuable upon conversion of the convertible notes) were recognized as a derivative liability, which exceeded the face value of the underlying debt, resulting in additional interest expense of $94,510,164.

The Company issued shares of common stock to certain creditors for the conversion of convertible notes, satisfaction of debt payments, and in settlement of indebtedness. For the three months ended December 31, 2022, the carrying amount of indebtedness that was settled via issuance of shares our common stock was $95,750,938. The carrying amount of indebtedness that was settled via issuance of common stock for the three months ended December 31, 2021 was $23,192,500.

NuBridge Commercial Lending LLC Promissory Note

On March 7, 2022, the Company’s wholly owned subsidiary, Mullen Investment Properties, LLC entered into a Promissory Note (the “Promissory Note”) with NuBridge Commercial Lending LLC for a principal amount of $5,000,000. The Promissory Note bears interest at a fixed rate of 8.99% per annum and the principal amount is due March 1, 2024. Collateral for the loan includes the title to the Company’s property at 1 Greentech Drive, Tunica, MS. Under the Promissory Note, prepaid interest and issuance costs of $1,157,209 were withheld from the principal and recorded as debt discount, which is being amortized over the term of the note. As of December 31, 2022, the remaining unamortized debt discount was $716,535.

Drawbridge and Amended A&R Note with Esousa

On June 17, 2022, the Company entered into an Amended and Restated Secured Convertible Note and Security Agreement (the “A&R Note”) with Esousa Holdings LLC, a New York limited liability company (“Esousa”). The A&R Note amended and restated a promissory note dated July 23, 2020, issued by Mullen Technologies, Inc. (“Original Borrower”) to DBI Lease Buyback Servicing LLC, a Delaware limited liability company (“DBI”) for a principal amount of $23,831,554 (the “Original Note”). The Company had previously assumed all of the obligations of the Original Borrower under the Original Note upon the completion of the Merger. Esousa purchased rights under the Original Note from DBI immediately prior to entering into the A&R Note.

The A&R Note extended the maturity date of the Original Note by two years, from July 23, 2022 to July 23, 2024. The A&R Note provided Esousa the right to convert all or any portion of the then-outstanding principal balance of the A&R Note into a calculated number of shares of the Common Stock of the Company. The transaction was accounted for as an extinguishment of debt with Drawbridge and the related expense within the “Incentive fee to creditor for transfer of note payable” line item of the Statement of Operations.

In connection with entering into the A&R Note with Esousa, the Company agreed to provide Drawbridge with a right to purchase up to $25,000,000 worth of shares of a yet to be created Series E Preferred Stock from the Company (the “Series E Purchase Option”). Refer to Note 17 – Contingencies and Claims, for details on the Series E Purchase Option.

On June 27, 2022, the Company received notification from Esousa that it was exercising the A&R Note’s conversion feature to partially convert the A&R Note and accrued interest in exchange for 28,000,000 shares of common stock. The conversion price was $0.9918 per share. Due to the limited number of authorized shares available, only 17,500,000 shares of common stock were issued, resulting in a remaining principal balance of the A&R Note of $1,096,787. The remaining 10,500,000 shares owed to Esousa were recognized as a “Liability to issue shares” on the Balance Sheet. The Company agreed to pay a $3,495,000 penalty to Esousa, settleable in cash or shares of common stock, by August 31, 2022. This fee was recognized as penalty for insufficient authorized shares within the Statement of Operations and within Accrued Expenses on the Balance Sheet.

On October 14, 2022, the A&R Note with Esousa, including principal of $1,032,217 (net of debt discount of $64,570) and accrued interest of $316,127 along with the liability to issue 10,500,000 shares of common stock (having a then carrying value of $10,710,000) and an obligation to compensate for the losses from market value decline of shares were exchanged for a new convertible note payable with a face value of $12,945,914 and 23,000,000 shares of common stock (having a fair value of $5,524,600), resulting in a loss on extinguishment of $6,412,170.  The new note is convertible at a 5% discount to the lowest daily volume-weighted average price in the 10 trading days prior to conversion, which resulted in interest expense of $681,364 and debt premium of $681,364.

On November 1, 2022, the convertible note payable to Esousa, having a face value of $12,945,914 (plus debt premium of $681,364) and accrued interest of $171,174 was converted into 62,048,066 shares of common stock.  No gain or loss was recognized upon the conversion.

Convertible Notes

On November 14, 2022, the Company entered into Amendment No. 3 to the June 7, 2022 Securities Purchase Agreement (“Amendment No. 3”). The investors paid $150 million and in lieu of receiving shares of Series D Preferred Stock and Warrants, the investors received notes convertible into shares of the Company’s common stock (“Notes”) and Warrants.

Amendment No. 3 further provides that the remaining $90 million of the Commitment Amount will be paid in two tranches, on January 24, 2023, and February 24, 2023, (each, a “Purchase Date”). The purchase price per share of Series D Preferred Stock will be the lower of (i) $1.27, the closing price of the Company’s stock on the date the Securities Purchase Agreement was executed, or (ii) the closing price of the Common Stock on the trading day immediately preceding the respective Purchase Date, subject to a floor price of $0.10 per share. For no additional consideration, for every share of Series D Preferred Stock purchased, such investor will receive Warrants to purchase common shares equal to 185% of the number of shares of Series D Preferred Stock purchased by the investors at an exercise price equal to the purchase price for shares of Series D Preferred Stock. The Warrants will also permit cashless exercise to be calculated as a function of the warrant’s Black-Scholes value.  Consummation of the transaction is dependent on certain conditions precedent.  The investors have the right to delay each Purchase Date by one day for every day that the Company is unable to register the shares of Common Stock issuable upon conversion of the Series D Preferred Stock issued pursuant to the Securities Purchase Agreement.

On November 15, 2022, the Company issued unsecured convertible notes aggregating $150,000,000 in lieu of Preferred Stock. The unsecured convertible notes bear interest at 15% and are convertible into shares of common stock either: (A) at the option of the noteholder at the lower of: (i) $0.303; or (ii) the closing price of our common stock on January 3, 2023; or (B) mandatorily on November 21, 2022 at the lower of: (i) $0.303; or (ii) the closing price of our common stock on November 18, 2022, provided adequate unissued authorized shares were available.  For each share issued upon conversion, the holders are entitled to 1.85 times as many five-year warrants with an exercise price equal to the conversion price for the notes.

As a result, and since the Company had an insufficient number of authorized shares available to settle potential future warrant exercises, the Company recognized a derivative liability of $244,510,164 for the warrants with a corresponding increase in debt discount of $150,000,000 and interest expense of $94,510,164.  The debt discount was amortized over the term of the note through the date the convertible notes were mandatorily convertible.  Accordingly, the entire $150,000,000 of debt discount was expensed to interest expense during the three month period ended December 31, 2022. On November 21, 2022, principal of $59,402,877 was mandatorily converted into 220,828,539 shares of common stock, resulting in a corresponding reduction in derivatives liabilities of $10,491,265 and a gain on conversion of $9,965,728.  On December 23, 2022, the Company defaulted on the notes by not having sufficient authorized shares to allow for both the notes to be fully converted and the warrants to be exercised (See Note 19 – Subsequent Events).

As of December 31, 2022 and September 30, 2022, accrued interest on outstanding notes payable was $3,019,085 and $1,374,925, respectively.

NOTE 7 – DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

Upon the issuance of certain convertible debentures, warrants, and preferred stock, the Company determined that the features associated with the conversion option embedded in the debentures should be accounted for as a derivative liability and measured at fair value, as a derivative liability, as the Company has insufficient number of authorized shares available to settle all potential future conversion transactions.

During the three months ended December 31, 2022, upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion of the underlying instrument), the Company estimated the fair value of the embedded derivatives using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 135% to 151%, (3) risk-free interest rate of 3.77% to 3.97%, and (4) expected life of 0.02 to 10 years.

On December 31, 2022, the Company estimated the fair value of the embedded derivatives of $261,480,084 using the Black-Scholes Pricing Model based on the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 135% - 151%, (3) risk-free interest rate of 3.88% to 4.12%, and (4) expected life of 0.08 to 10 years.

The Company adopted the provisions of ASC 825-10. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non-performance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.
●	Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

All items required to be recorded or measured on a recurring basis are based upon Level 3 inputs.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets, such as property, equipment and leasehold improvements are only required to be measured at fair value when acquired or when an impairment loss is recognized. See “Note 13 - Property, Equipment and Leasehold Improvements, Net” for further information on impairment of fixed assets.

Financial Liabilities Measured at Fair Value on a Recurring Basis

As of November 15, 2022, the Company had an insufficient number of authorized shares of common stock available for issuance upon conversion of convertible preferred shares and convertible notes payable and the exercise of outstanding warrants.  These financial instruments meet the definition of a derivative until stockholders approve an increase in the authorized shares of common stock. The financial instruments convertible into shares of common stock are valued using the Black Scholes option valuation model. Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2022:

	December 31,	Quoted Prices	Significant	Significant
	2022	in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	(Level 3)
		(Level 1)	(Level 2)
Derivative liability	$261,480,084	$-	$-	$261,480,084

A summary of the changes in derivative liability is as follows:

Balance, September 30, 2022	$-
Transfers in due to issuance of warrants w/o having adequate authorized unissued shares available	244,510,164
Derivative liability authorized shares shortfall (P&L)	26,932,880
Transfers in due to reclassification of equity instruments to derivative liabilities resulting from lack of authorized common shares	528,305
Transfers out due to conversions of convertible notes and accrued interest into common shares	(10,491,265)
Balance, December 31, 2022	$261,480,084

Financial instruments

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

On November 5, 2021, we filed an Amended and Restated Certificate of Incorporation, which included the rights and privileges of Series A, Series B and Series C Preferred Stock.  Under the terms of our Certificate of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock. On December 31, 2022, the Company had 500,000,000 shares of Preferred Stock authorized with $0.001 par value per share. There were 1,575,079 and 5,721,897 shares of Preferred Stock issued and outstanding at December 31, 2022 and September 30, 2022, respectively.

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

On November 14, 2022, the Company entered into a Subscription and Investment Representation Agreement with David Michery, its Chief Executive Officer, pursuant to which the Company issued and sold one share of the Company’s Series AA Preferred Stock for $25,000 in cash. In January 2023, the outstanding share of Series AA Preferred Stock was redeemed for $25,000, with the approval by the Company’s stockholders of an amendment to the Certificate of Incorporation to implement a reverse stock split.

Series D Preferred Stock Certificate of Designation

On September 19, 2022, the Company filed a certificate with the Secretary of State of the State of Delaware a Certificate of Designation for Series D Convertible Preferred Stock.

On October 17, 2022, the Company filed a certificate with the Secretary of State of the State of Delaware to increase the Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock (the “Certificate”). The Certificate increased the number of authorized shares of Series D Convertible Preferred Stock from 87,500,001 shares to 437,500,001 shares.

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

On November 21, 2022, the Company filed Registration Statement on Form S-3, which became effective upon filing with the SEC. The Company registered the resale by certain stockholders of 220,828,539 shares of common stock issuable upon conversion of convertible notes issued to the selling stockholders on November 15, 2022, pursuant to Amendment No. 3. The investors paid $150 million and in lieu of receiving shares of Series D Preferred Stock and warrants, the investors received the Notes, which outstanding principal and accrued but unpaid interest on the Notes convert into shares of common stock and warrants to purchase additional shares of common stock.

Redemption Rights

The shares of preferred stock are not subject to Mandatory Redemption.

The Series C Preferred Stock are redeemable by the Company in accordance with the following schedule provided the issuance of shares of common stock underlying the shares has been registered and the registration statement remains effective:

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

Year 3: Redemption at 115% of the Series D Redemption Price

Year 4: Redemption at 110% of the Series D Redemption Price

Year 5: Redemption at 105% of the Series D Redemption Price

Year 6 and thereafter: Redemption at 100% of the Series C Redemption Price

Dividends

The holders of Series A and Series B Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Preferred Stock Series A and Series B Preferred Stock participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during the three months ended December 31, 2022, and 2021.

The Series C Preferred Stock bears a cumulative 15.0% per annum fixed dividend payable no later than the 5th day after the end of each month on the Series C Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series C Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the Common Stock. The Series C Preferred Stock dividend payable balance was approximately $6,872,075 at December 31, 2022.

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

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the Common Stock. The Series D Preferred Stock dividend payable balance was approximately $1,528,857 on December 31, 2022. Refer to Note 19 – Subsequent Events.

The Company may elect to pay dividends for any month with a PIK election if (i) the shares issuable further to the PIK are subject to an effective registration statement, (ii) the Company is then in compliance with all listing requirements of NASDAQ and (iii) the average daily trading dollar volume of the Company’s Common Stock for 10 trading days in any period of 20 consecutive trading days on the NASDAQ is equal to or greater than $27.5 million.

Liquidation, Dissolution, and Winding Up.

As a result of the Merger and based on the reverse ratio of one share of the Company for 12.8485 shares of Previous Mullen (the “Reverse Ratio”), on March 8, 2022, the Company filed an amendment to its Certificate of Incorporation  to effectuate the following: (i) the liquidation preference for the Series A Preferred Stock was adjusted to $1.29 per share from $0.10 per share as set forth in Section 2(c) of Article III(B) of the Certificate, and (ii) the “Series B Original Issue Price” of the Series B Preferred Stock and the “Series C Original Issue Price” of the Series C Preferred Stock was adjusted to $8.84 per share from $0.6877 per share as set forth in Section 2(a) and Section 2(b), respectively, of Article III(B) of the Certificate.

Upon the completion of a distribution pursuant to a Liquidation Event to the Series B Preferred Stock and Series C Preferred Stock, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any proceeds to the holders of the Common Stock, by reason of their ownership thereof, $1.29 per share or each share of the Series A Preferred Stock (as adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like with respect to the Series A Preferred Stock), plus declared but unpaid dividends on such share. “Liquidation Event” is as defined in the Certificate of Incorporation and, subject to certain exceptions, includes a sale or other disposition of all or substantially all of the company’s assets, certain mergers, consolidations and transfers of securities, and any liquidation, dissolution or winding up of the Company.

In the event of any Liquidation Event, the holders of the Series B Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the Common Stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends.

Upon the completion of a distribution pursuant to a Liquidation Event prior to the Series B Preferred Stock, the holders of the Series C Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred Stock or the Common Stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price plus declared but unpaid dividends.

In the event of any Liquidation Event, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the Common Stock by reason of their ownership thereof, an amount per share equal to the Series D Original Issue Price plus declared but unpaid dividends.

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into 100 shares of fully paid and non-accessible shares of common stock. Each share of Series B Preferred Stock and each share of Series C Preferred Stock are convertible at the option of the holder at any time into such number of fully paid and nonassessable shares of common stock as is determined by dividing the Series B Original Issue Price of $8.84 or Series C Original Issue Price of $8.84 (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the Series B Conversion Price or Series C Conversion Price, as applicable (in each case, subject to adjustment).  As of December 31, 2022, each share of Series B Preferred Stock and each share of Series C Preferred Stock are convertible into one share of common stock.

Each share of Series B Preferred Stock will automatically be converted into shares of common stock at the applicable conversion rate at the time in effect immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement on Form S-1 or Form S-3 under the Securities Act of 1933, as amended, the public offering price of which was not less than $100,000,000 in the aggregate (a “Qualified Public Offering”) or (ii) the date specified by written consent or agreement of the holders of the then outstanding shares of Series B Preferred Stock.

Each share of Series C Preferred Stock will automatically be converted into shares of common stock at the applicable conversion rate at the time in effect immediately upon (A) the issuance of shares of common stock underlying the Series C Preferred Stock being registered pursuant to the Securities Act of 1933 and such registration remaining effective, (B) the trading price for the Company’s common stock being more than two times the Series C Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market, and (C) the average daily trading dollar volume of the Company’s common stock during such 20 trading days is equal to or greater than $4.0 million.

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

Voting Rights

The holders of shares of Common Stock and Series A, Series B and Series C Preferred Stock at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders; provided, however, that, any proposal which adversely affects the rights, preferences and privileges of the Series A Preferred Stock, Series B Preferred Stock,  Series C Preferred Stock, or Series D preferred Stock as applicable, must be approved by a majority in interest of the affected Series of Preferred Stock, as the case may be. Each holder of Common Stock, Series B Preferred (on a fully converted basis), Series C Preferred (on a fully converted basis) and Series D Preferred Stock have the right to one vote per share held of record by such holder and each holder of Series A Preferred have the right to 1,000 votes per share held of record by such holder.

Common Stock

At December 31, 2022, the Company had 1,750,000,000 shares of common stock authorized with $0.001 par value per share. There were 1,693,663,180 and 833,468,180 shares of common stock issued and outstanding at December 31, 2022 and September 30, 2022, respectively.

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

In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the common stockholders are entitled to receive the remaining assets following distribution of liquidation preferences, if any, to the holders of our preferred stock. The holders of common stock are not entitled to receive dividends unless declared by our Board of Directors. To date, no dividends were declared or paid to the holders of common stock. See Note 19 – Subsequent Events.

Warrants

Prior to the Company’s Merger, the Company had outstanding warrants at an initial exercise price of $0.6877 per share, which were immediately exercisable and have a five-year term. Upon the completion of the Merger, these warrants were converted into detachable warrants with the Series C preferred stock as issued (the “Series C Warrants”). The exercise price was adjusted as provided in the Series C Warrants and further in accordance with the Merger Agreement such that the exercise price was $8.84 per share. During the quarter ended December 31, 2022, 2,973,276 Series C Warrants were exercised on a cash-less basis for 128,463,567 shares of common stock. There are no warrants remaining associated with the Series C at December 31, 2022.

In September 2022, the Company issued 147,864,810 detachable warrants in conjunction with the issuance of 79,926,925 shares of Series D Preferred Stock. During the quarter ended December 31, 2022, all these 147,864,810 warrants were exercised on a cash-less basis for 229,098,769 shares of common stock. There are no warrants remaining associated with the Series D at December 31, 2022.

In November 2022, the Company issued $150,000,000 of debt convertible into shares of common stock and warrants (see Note 6 Debt). As a result of the conversion of $59,402,877 of the convertible debt into shares of common stock in November 2022, 408,532,797 of these warrants were deemed to be issued and are outstanding at December 31, 2022.

The Warrants provide that if the Company issues or sells, enters into a definitive, binding agreement pursuant to which he Company is required to issue or sell or is deemed, pursuant to the provisions of the Warrants, to have issued or sold, any shares of Common Stock for a price per share lower than the exercise price then in effect, subject to certain limited exceptions, then the exercise price of the Warrants shall be reduced to such lower price per share. In addition, the exercise price and the number of shares of Common Stock issuable upon exercise of the Warrants are subject to adjustment in connection with stock splits, dividends or distributions or other similar transactions.

The following table summarizes warrant activity for the three months ended December 31, 2022:

		Weighted Average
	MAI shares	Exercise Price
Warrants outstanding at September 30, 2022	150,838,086	$0.60352
Warrants exercised	150,838,086	$0.60352
Warrants granted	408,532,797	$0.303
Warrants expired	—	$—
Warrants outstanding at December 31, 2022	408,532,797	$0.303

NOTE 9 – LOSS PER SHARE

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

For the three months ended December 31, 2022, and 2021, the convertible debt and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.” The warrants to purchases shares of common stock also were excluded from the computation because the result would have been antidilutive.

The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock:

	Three months ended December 31,
	2022	2021
Net income attributable to common stockholders	$(376,275,786)	$(156,061,550)
Less: accumulated preferred stock dividends	(638,677)	-
Net income used in computing basic net income per share of common stock	$(376,914,463)	$(156,061,550)

Net loss per share	$(0.28)	$(8.93)

Weighted average shares outstanding, basic and diluted	1,360,570,075	17,471,173

NOTE 10 – SHARE-BASED COMPENSATION

The Company has a share incentive plan that is part its annual discretionary share-based compensation program. The plan includes consultants and employees, including directors and officers. For employees, they are notified of company share incentives during the onboarding process. The employee’s offer letter briefly describes the plan. Subject to the approval of our Board of Directors Compensation Committee, employees are issued a specified number of shares of the Company’s common stock. The total expense recognized for share awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period.

Consulting agreements with shares for services have a cost determined by the number of shares granted within the individual contract multiplied by the market value of the shares provided on date of grant. The shares specified within the individual agreements are negotiated and approved by our Chief Executive Officer. The consultant typically earns share-based compensation over the service period which is generally recognized as a charge to income ratably over the vesting period. The common shares provided for services are accounted for as professional fees within G&A expense and employee share issuances are part of compensation expense.

	For the three months ended December 31,
Composition of Stock-Based Compensation Expense	2022	2021
Directors, officers and employees share-based compensation	$36,376,972	$1,604,293
Shares issued to consultants for services	4,376,438	2,495,487
Total share-based compensation expense	$40,753,410	$4,099,780

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2022	September 30, 2022
Accrued Expenses and Other Liabilities
Accrued expense - other	$1,462,046	$3,529,383
IRS tax liability	1,245,024	1,744,707
Accrued payroll	499,814	534,782
Accrued interest	3,019,085	1,377,008
Total	$6,225,969	$7,185,881

Accrued payroll represents salaries and benefits that are owed to employees, including payroll tax liabilities. Accrued interest of $3,019,085 relates to finance charges on debt financing, interest on loans, and convertible notes payable. See Note 6 - Debt.

NOTE 12 – LIABILITY TO ISSUE STOCK

Liability represents stock payable that is accrued for and issuable at a future date for certain convertible securities and warrants and was zero as of December 31, 2022. The liability to issue stock as of December 31, 2022, was management stock compensation of $11,599,598. As of September 30, 2022, liability to issue stock to Esousa was $10,710,000.

NOTE 13 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	December 31,	September 30,
	2022	2022
Building	$51,251,890	$8,306,697
Furniture and equipment	550,532	556,948
Vehicles	170,499	96,363
Computer hardware and software	1,082,334	1,013,308
Machinery and equipment	41,017,969	7,383,612
Construction-in-progress	548,915	269,778
Leasehold improvements	111,570	76,438
Subtotal	94,733,709	17,703,144
Less: accumulated depreciation	(4,937,051)	(2,899,428)
Property, Equipment and Leasehold Improvements, net	$89,796,658	$14,803,716

Depreciation expense related to property, equipment and leasehold improvements for the three months ended December 31, 2022, and 2021 was $2,037,623 and $84,042, respectively.

On November 12, 2021, Mullen Investment Properties, LLC, the Company’s wholly owned real estate subsidiary, completed the $12,000,000 purchase of the Tunica County, MS property ("Advanced Manufacturing and Engineering Center" or "AMEC"). The property is located at 1 Greentech Drive, in the City of Robinsonville, MS. AMEC will be used to class 1 and class 2 EV cargo vans and the Mullen FIVE Crossover. The facility currently occupies 124,000 square feet of manufacturing space. The total available land on the property is over 100 acres. On the expanded site, Mullen plans to build a body shop, fully automated paint shop and a general assembly shop. Construction-in-progress includes development and construction that is currently in progress at the AMEX facility.

The ELMS asset acquisition closed on November 30, 2022 (See NOTE 4 – Purchase of assets from ELMS), and include property, plant, and equipment additions of:

●	The Mishawaka, Indiana factory, which consisted of land and building of $1.44 million and $41.29 million, respectively.
●	All property including equipment, machinery, supplies, computer hardware, software, communication equipment, data networks and all other data storage, that totaled $33.6 million in machinery additions.

NOTE 14 – OTHER NONCURRENT ASSETS

Other assets consist of the following:

	December 31, 2022	September 30, 2022
Other Assets
Other assets	$101,833	$81,588
Show room vehicles	2,616,426	2,982,986
Security deposits	671,034	281,057
Total Other Assets	$3,389,293	$3,345,631

NOTE 15 – OPERATING EXPENSES

General and Administrative Expenses consists of the following:

	Three months ended December 31,
	2022	2021
Professional fees	$8,652,777	$5,139,332
Salaries	44,142,360	3,161,920
Depreciation	4,388,355	307,699
Amortization	405,972	—
Lease	831,090	459,535
Settlements and penalties	20,844	294,812
Employee benefits	1,033,638	368,052
Utilities and office expense	255,039	179,028
Advertising and promotions	2,968,234	2,452,790
Taxes and licenses	102,358	72,279
Repairs and maintenance	181,239	19,220
Executive expenses and directors' fees	209,044	—
Listing and regulatory fees	1,301,844	—
Outside labor	78,534	—
Other	424,683	446,416
Total	$64,996,011	$12,901,084

Within professional fees is stock based compensation for services rendered to consultants. Salaries includes stock based compensation to officers and employees. The expense is recorded at fair value of the shares to be issued. For the three months ended December 31, 2022 and 2021, the Company recorded $40,753,410 and $916,295 respectively, for share based compensation, of which $36.1 million was attributable to CEO award plan stock compensation.

Research and development

Research and development for the three months ended December 31, 2022 and 2021 was $8,622,009 and $1,157,323, respectively. Costs are expensed as incurred. Research and development expenses primarily consist of Mullen Five EV and Mullen One EV cargo van development and are primarily comprised of external fees for engineering, homologation, and prototyping costs and personnel-related costs consultants.

NOTE 16 – LEASES

We have entered into various operating lease agreements for certain offices, manufacturing and warehouse facilities, and corporate aircraft. Operating leases are included in right-of-use assets, and current and noncurrent portion of lease liabilities, as appropriate. These right-of-use assets also include any lease payments made and initial direct costs incurred at lease commencement and exclude lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements which require payments for both lease and non-lease components and have elected to account for these as a single lease component. Certain leases provide for annual increases to lease payment based on an index or rate. We calculate the present value of future lease payments based on the index or at the lease commencement date for new leases.

The table below presents information regarding our lease assets and liabilities:

	December 31, 2022	September 30, 2022
Assets:
Operating lease right-of-use assets	$4,763,589	$4,597,052
Liabilities:
Operating lease liabilities, current	(1,696,626)	(1,428,474)
Operating lease liabilities, non-current	(3,381,024)	(3,359,354)
Total lease liabilities	$(5,077,650)	$(4,787,828)
Weighted average remaining lease terms:
Operating leases	2.14 years	2.63 years
Weighted average discount rate:
Operating leases	28%	28%

Operating lease costs:	For the three months ended December 31,
	2022	2021
Fixed lease cost	$771,771	$286,482
Variable lease cost	31,288	129,605
Short-term lease cost	—	96,592
Sublease income	(63,857)	(53,144)
Total operating lease costs	$739,202	$459,535

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

The following table reflects maturities of operating lease liabilities at December 31, 2022:

Years ending
December 31,
2023 (9 months)	$2,134,292
2024	2,700,815
2025	2,088,711
2026	243,539
2027	15,173
Thereafter	—
Total lease payments	$7,182,530
Less: imputed interest	(2,104,880)
Present value of lease liabilities	$5,077,650

NOTE 17 – COMMITMENTS AND CONTINGENCIES

ASC 450 governs the disclosure and recognition of loss contingencies, including potential losses from litigation, regulation, tax and other matters. The accounting standard defines a “loss contingency” as “an existing condition, situation, or set of circumstances involving uncertainty as to possible loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.” ASC 450 requires accrual for a loss contingency when it is “probable that one or more future events will occur confirming the fact of loss” and “the amount of the loss can be reasonably estimated.”

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

Loop Global Inc. agreement

On December 13, we entered into a definitive agreement with Loop Global Inc. to develop co-branded vehicle charging station infrastructure solutions.

Series E Preferred Stock Purchase Option

We entered into a letter agreement with DBI wherein we are committed to provide DBI with a right to purchase up to $25 million worth of a to-be-issued Series E Convertible Preferred Stock and warrants. The option and its terms have not been finalized.

Mullen Technologies, Inc. v. Qiantu Motor (Suzhou) Ltd.

This claim was filed in the United States District Court for the Southern District of California (Case No. 3:19-cv-01979-W-DEB) on October 11, 2019. This matter arises out of a contract dispute between Mullen and Qiantu related to the engineering, design, support, and homologation of Qiantu’s K50 vehicle by Mullen. On July 1, 2020, the court ordered this matter to arbitration. It was submitted to the American Arbitration Association on February 9, 2021, for arbitration in Denver, Colorado. Mullen filed its Demand for Arbitration on February 16, 2021. Arbitration proceedings were then stayed for 90 days to accommodate settlement discussions. On November 3, 2021, Qiantu filed an Arbitration Answering Statement and Counterclaim or Joinder/Consolidation Request. Mullen filed its response on January 28, 2022. On February 11, 2022, the parties exchanged their Initial Requests for Documents. The August 1, 2022, arbitration hearing in this matter was rescheduled to October 17, 2022, to allow the parties to continue settlement negotiations. The parties agreed to reschedule the October 17, 2022, arbitration hearing to a future date while discovery and settlement negotiations continued. In November 2022, the parties agreed to further extend the Arbitration hearing date to February 2023. All associated pre-hearing dates were also extended.

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

International Business Machines (“IBM”)

This claim was filed in the Supreme Court of the State of New York on May 7, 2019. This matter arises out of a contract dispute between Mullen and IBM related to a joint development and technology license agreement, patent license agreement, and a logo trademark agreement.

On September 24, 2019, IBM filed a motion for summary judgment. By order dated April 21, 2022, the court granted IBM’s motion for summary judgment and ordered an inquest as to damages on IBM’s breach of contract claims. On November 9, 2021, the court, pursuant to an inquest order, awarded damages in favor of IBM and on December 1, 2021, the court entered a judgment in favor of IBM in the amount of $5,617,192. Mullen filed a Notice of Appeal on December 2, 2021.

On February 2, 2022, IBM filed a Motion to Amend the Judgment it had obtained to add Mullen Automotive and Ottava as Judgment Debtors. Mullen filed its Appeal on April 8, 2022. Settlement efforts were undertaken, and a settlement was reached in which Mullen paid the full amount of the Judgment with interest, for a total of approximately $5.9 million, but maintained its Appeal rights. IBM then filed a Motion to Dismiss the Appeal based on Mullen’s payment of the Judgment. Mullen filed an Opposition to the same on July 18, 2022, and the hearing of the matter was set for July 25, 2022. The Court took the same under submission, and a decision has still not been issued. The Appeal is still pending.

Federal and State Tax Liabilities

During the third quarter of 2022, the Company entered into an instalment agreement with the IRS to pay $45,000 per month related to unpaid federal payroll liabilities plus accrued interest and penalties. As of December 31, 2022, we had an accrued liability of approximately $1.2 million related to IRS liabilities.

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

The GEM Group

On September 21, 2021, the GEM Group filed an arbitration demand and statement of claim against Mullen seeking declaratory relief and damages. This matter arises out of an alleged breached securities purchase agreement dated November 13, 2020.  Mullen filed its answering statement on October 21, 2021. On November 9, 2021, the parties appointed an Arbitrator.

GEM filed a dispositive motion on February 14, 2022. Mullen’s filed its opposition to the dispositive motion on March 3, 2022. On April 4, 2022, the Arbitrator denied GEM’s dispositive motion. The parties have completed all party and expert depositions and have exchanged settlement offers, but to date, no resolution has been achieved.

The original December 12, 2022 through December 16, 2022 in person hearing date was vacated on December 1, 2022 by stipulation, wherein the parties agreed to conduct the hearing through written submissions on the issue of liability only. The remaining and reserved issues (attorneys’ fees, indemnification, and damages), shall be discussed between the parties after the Arbitrator issues a partial award regarding liability and determines whether further briefing or live testimony will be required.

On January 9, 2023, the parties filed and exchanged their initial submissions. The parties filed and exchanged responsive submissions on January 23, 2023.

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

Mullen Stockholder Litigation

Margaret Schaub v. Mullen Automotive, Inc.

On May 5, 2022, Plaintiff Margaret Schaub, a purported stockholder, filed a putative class action complaint in the United States District Court Central District of California against the Company, as well as its Chief Executive Officer, David Michery, and the Chief Executive Officer of a predecessor entity, Oleg Firer (the “Schaub Lawsuit”).  This lawsuit was brought by Schaub both individually and on behalf of a putative class of the Company’s shareholders, claiming false or misleading statements regarding the Company’s business partnerships, technology, and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder.  The Schaub Lawsuit seeks to certify a putative class of shareholders, and seeks monetary damages, as well as an award of reasonable fees and expenses.

On August 4, 2022, the Court issued an order consolidating the Schaub Lawsuit with the case captioned David Gru v. Mullen Automotive, Inc.), and appointing lead plaintiff and lead counsel.

On September 23, 2022, Lead Plaintiff filed a Consolidated Amended Class Action Complaint (“Amended Complaint”) against the Company, Mr. Michery, and the Company’s predecessor, Mullen Technologies, Inc., premised on the same purported violations of the Exchange Act and Rule 10b-5, seeking to certify a putative class of shareholders, and seeking an award of monetary damages, as well as reasonable fees and expenses.  Defendants filed their motion to dismiss the Amended Complaint on November 22, 2022, and a hearing on the motion to dismiss is currently scheduled for April 14, 2023.

Jeff Witt v. Mullen Automotive, Inc.

On August 1, 2022, Jeff Witt and Joseph Birbigalia, purported stockholders, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, Mr. Firer, and current or former Company directors Ignacio Novoa, Mary Winter, Kent Puckett, Mark Betor, William Miltner and Jonathan New (the “Witt Lawsuit”).  This lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit.  The Witt Lawsuit seeks monetary damages, as well as an award of reasonable fees and expenses.

On November 8, 2022, the Court consolidated this matter and the Morsy Lawsuit (see below) into one case, and on November 30, 2022 stayed the consolidated derivative action pending (1) dismissal of the consolidated securities class action (the Schaub Lawsuit discussed above), or (2) the filing of an answer in the consolidated securities class action and notice by any party that they no longer consent to the voluntary stay of this consolidated derivative action.  The case currently remains stayed.

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

On November 8, 2022, the Court consolidated this matter and the Witt Lawsuit (see above) into one case and stayed the consolidated action (as discussed above). Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

Thomas Robbins v. David Michery, et al.

On December 7, 2022, Thomas Robbins, a purported stockholder, filed a stockholder class action complaint for declaratory and injunctive relief in the Court of Chancery of the State of Delaware against the Company, Mr. Michery, and current or former Company directors Mr. Novoa, Ms. Winter, Mr. Betor, Mr. Anderson, Mr. Miltner, Mr. Puckett, and Mr. New (the “Robbins Lawsuit”).  This lawsuit seeks declaratory and injunctive relief under 8 Del. C. §§ 225, 227, and 242 related to the vote on a series of proposal at a special meeting of Company stockholders that was held on December 23, 2022, and asserts claims for breach of fiduciary duty against all Company directors (except Mr. New).  The Robbins Lawsuit also seeks an award of fees and costs related to this action.

On December 16, 2022, the Court entered a limited status quo order in the Robbins Lawsuit (the “Status Quo Order”), with respect to the vote of shares at the Company’s December 23, 2022 special meeting (or any adjournment thereof), pending final disposition of this action.  On January 5, 2023, the Court consolidated this action with the Foley Lawsuit (discussed below), appointing lead plaintiffs and lead counsel.  On January 25, 2023, the Court entered an order vacating the Status Quo Order.

Patrick V.P. Foley, Jr. and Jeffrey Pudlinski v. David Michery, et al.

On December 13, 2022, Patrick V.P. Foley, Jr. and Jeffrey Pudlinski, purported stockholders, filed a stockholder class action complaint for declaratory and injunctive relief in the Court of Chancery of the State of Delaware against the Company, Mr. Michery, and current or former Company directors Mr. Novoa, Ms. Winter, Mr. Betor, Mr. Anderson, Mr. Miltner, Mr. Puckett, and Mr. New (the “Foley Lawsuit”).  This lawsuit seeks declaratory and injunctive relief under 8 Del. C. §§ 225, 227, and 242 related to the vote on a series of proposal at a special meeting of Company stockholders that was held on December 23, 2022, and asserts claims for breach of fiduciary duty against all Company directors (except Mr. New).  The Foley Lawsuit also seeks an award of fees and costs related to this action.

On January 5, 2023, the Court consolidated this action with the Robbins Lawsuit (discussed above), appointing lead plaintiffs and lead counsel.

NOTE 18 – RELATED PARTY TRANSACTIONS

Transactions with Affiliates

Prior to its corporate reorganization on November 5, 2021, Previous Mullen operated as a division of Mullen Technologies, Inc. (“MTI”). Subsequent to the corporate reorganization, the Company has provided management and accounting services to MTI. As of December 31, 2022, the Company incurred approximately $1.2 million of costs on behalf of MTI, which is reflected within non-current assets on the consolidated balance sheet.

These following individuals comprise the board of directors of Bollinger Motors and are considers affiliates.

Name of Director	Company	Function
David Michery	Mullen Automotive	Chairman, CEO, and President
Mary Winter	Mullen Automotive	Director and Secretary
Robert Bollinger	Bollinger Motors	Founder and CEO
John Masters	Bollinger Motors	Director

Director Provided Services

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner also is an elected Director for the Company, beginning his term in August 2021. For the three months ending December 31, 2022, Mr. Miltner received $146,687 for services rendered. Mr. Miltner has been providing legal services to us since 2020.

Ignacio Novoa

On June 9, 2022, the board of directors of the Company appointed Ignacio Novoa as a director effective as of June 28, 2022.  Prior to his appointment, on January 12, 2022, the Company and Mr. Novoa entered into a 1-year Consulting Agreement, whereby Mr. Novoa provides electric vehicle market research, analysis of market trends in the electric vehicle industry and other research and services.

Mary Winter

On October 26, 2021, the Company entered into a 1-year consulting agreement with Mary Winter, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities in the amount of $60,000 annually or $5,000 per month.

NOTE 19 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through February 14, 2023, which is the date these condensed consolidated financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure to the financial statements:

Special Shareholder Meeting Results

At the Special Meeting of Mullen Shareholders held on January 25, 2023, in order to meet NASDAQ listing requirements, a proposal for implementation of a reverse stock split was approved, which the company does not plan to enact in the event the stock eclipses the $1 mark between now and September 6th. Should the price of the Mullen common stock not reach $1 per share, management plans to implement the reverse split at a magnitude determined at that time.

Also at the Special meeting, shareholders approved the proposal to increase the Company’s authorized Common Share capital from 1.75 billion to 5 billion shares and a corresponding increase of 500,000 shares of the Company’s preferred stock. As a result, Mullen’s authorized capital stock increased from 2.25 billion shares to 5.5 billion shares.

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

Settlement Agreement– Warrants Exercise and Share Issuance

On January 13, 2023, the Company entered into Settlement Agreements and Releases with Acuitas Capital LLC, Jim Fallon and Mank Capital (the “Holders”) pursuant to which the Holders agreed to remit to the Company an aggregate of approximately $17.8 million (collectively, the “Settlement Payment”) for the erroneous issuance by the Company of an aggregate exercise of 1,660,988 warrants for approximately 79 million common shares of stock.

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

Stock Subscription

On January 13, 2023, the Company entered into a promissory note with Acuitas Capital LLC (the “Borrower”) whereby Borrower unconditionally promises to pay the Company the principal amount of $17,721,868, together with all accrued interest thereon, as provided in this Promissory Note.  For December 31, 2022, this amount is recorded as a stock subscription receivable.

The promissory note bears an annual interest rate of 3.5% and the aggregate unpaid principal amount of the Loan, all accrued and unpaid interest, and all other amounts payable under this Note shall be due and payable on the earlier of (i) the date on which shares of Common Stock issuable upon conversion of the Series D Preferred Stock and Warrants issued pursuant to the Settlement Additional Purchase Right have been reserved for issuance and that the resale of such reserved shares of Common Stock have been registered on a registration statement filed with the U.S. Securities and Exchange Commission, and (ii) February 1, 2024.  The Borrower may prepay at any time.

Settlement Agreement– Series D Securities Purchase Agreement

On January 13, 2023, the Company entered into a Settlement Agreement and Release in which investors waived the default prior to February 1, 2023, under the Series D Securities Purchase Agreement, and the Notes and the Warrants that were issued pursuant to Amendment No. 3. to the Series D Securities Purchase Agreement.  In exchange, the Company grants the investors the right to purchase additional shares of Series D Preferred Stock and warrants in an amount equal to such investor’s pro rata portion of $10 million.

Warrants issued pursuant to Settlement Agreements

Warrants issued pursuant to the Settlement Additional Purchase Right and the Second Additional Purchase Right will permit cashless exercise to be calculated as a function of the warrant’s Black-Scholes value.

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

Utica Equipment Finance

During January 2023, the Company paid a $125,000 underwriting deposit to Utica Equipment Finance (“UEF”) for underwriting a lease commitment of up to $50,000,000.  UEF will advance up to 75% of the forced liquidation value of equipment provided to secure the lease.  The lease term is 48 months with a lease factor of 2.934% of the funding amount.  There is a 10% fee on the funded amount at end of lease term as well as annual fees of $10,000 plus travel costs for annual equipment reinspection.  The underwriting deposit is refundable up to $100,000 or will otherwise be used to pay expenses associated with the lease.

Common Stock Issuances

During January, 2023, the Company issued 34,032,329 shares with a value of $9,561,561 which was primarily for CEO Equity Incentive.

Between January 6, 2023, and February 8, 2023, the Company issued 19,513,727 shares for consulting services with a value of $7,412,744.

Partial Conversion of $150 Million Note

On February 9, 2022, approximately $40 million of the $150 million note was converted for 132,013,202 shares of the Company’s common stock and warrants to purchase 244,224,424 shares of common stock.

NOTE 20 - RESTATEMENT

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

The following table summarizes the impacts of these error corrections on the Company's financial statements for each of the periods presented below:

Statement of operations
	Impact of correction of error - year
Quarter ended December 31, 2021 (Unaudited)	As previously reported	Adjustments	As restated

Loss from operations	(14,058,407)	—	(14,058,407)

Other financing costs - initial recognition of warrants at fair value	—	(108,979,229)	(108,979,229)
Revaluation of warrants	—	(10,618,382)	(10,618,382)
Other expenses	(22,405,532)	—	(22,405,532)

Net loss	(36,463,939)	(119,597,611)	(156,061,550)
Loss per share	(2.09)		(8.93)
Weighted average common shares outstanding	17,471,173		17,471,173

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K, as amended, filed with the SEC for the year ended September 30, 2022. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as amended, filed with the SEC for the year ended September 30, 2022.

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

Revenues

We have not begun commercial operations and do not currently generate any revenue. Once we commence production and commercialization of our vehicles, we expect that the majority of our revenue will be initially derived from direct sales of Commercial Delivery Vehicles (Class 1 – 6), Sport Utility Vehicles ("SUVs") and, subsequently, from flexible leases of our electric vehicles ("EVs").

Firm Order Agreement

On December 12, 2022, the Company entered into a Firm Order Agreement (the “Order Agreement”) with Randy Marion Isuzu, LLC (“RMI”) pursuant to which RMI agreed during the period ending on December 31, 2023 (unless terminated earlier pursuant to the terms of the Order Agreement) to purchase a total of not less than 6,000 units of the initial production 6,800 units of the vehicles manufactured and produced by the Company. Contemporaneous with the execution of the Order

Agreement, RMI issued a purchase order for 1,000 vehicles and agreed to issue another purchase order on or before May 1, 2023, for no less than 1,000 vehicles. All additional purchase orders required to fulfill the order requirement are required to be issued no later than August 1, 2023. Products and vehicles with less than 500 miles that are not sold after 12 months can be returned to the Company at original pricing, subject to certain conditions. The Agreement may be terminated, among other reasons, if RMI ceases to be an authorized Mullen dealer or fails to function in the ordinary course of business or maintain its dealership facilities, voluntary or involuntary bankruptcy, RMI’s conduct adversely affects the Company, or an impairment of RMI’s reputation or financial standing.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2022 to the Three Months Ended December 31, 2021

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	December 31,
	2022	2021	$ Change	% Change

Operating costs and expenses:
General and administrative	$64,996,011	$12,901,084	$52,094,927	404%
Research & development	8,622,009	1,157,323	7,464,686	645%
Total operating costs and expenses	73,618,020	14,058,407	59,559,613	424%
Loss from operations	$(73,618,020)	(14,058,407)	(59,559,613)	424%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(255,960,025)	(108,979,229)	(146,980,796)	135%
Gain / (loss) extinguishment of debt, net	(6,412,170)	74,509	(6,486,679)	(8,706)%
Revaluation of derivative liabilities	(40,781,976)	(10,618,382)	(30,163,594)	284%
Interest expense	(2,828,089)	(3,226,769)	398,680	(12)%
Loan amortization expense	—	(19,212,176)	19,212,176	(100)%
Deferred tax benefit	493,654	—	493,654	—%
Other income (expense), net	645,881	(41,096)	686,977	(1,672)%
Total other expense	(304,842,725)	(142,003,143)	(162,839,582)	115%
Net loss before accrued preferred dividends and noncontrolling interest	$(378,460,745)	$(156,061,550)	$(222,399,195)	143%

Net loss before accrued preferred dividends and noncontrolling interest

Net loss before accrued preferred dividends and noncontrolling interest was $378.5 million and $156.1 million for the three months ended December 31, 2022 and 2021, respectively.

The $222.4 million or 143% increase in Net loss before accrued preferred dividends and noncontrolling interest was primarily due to a $162.8 million increase in non-cash financing expenses and $59.6 million increase in operating losses to ramp up of development efforts and reflecting the addition expenses from the purchase of Bollinger Motors and the purchase of ELMS assets.

General and Administrative

General and administrative expenses increased by $52.1 million or 404% to $65.0 million for the three months ended December 31, 2022, from $12.9 million in the three months ended December 31, 2021, primarily due to increases in professional services, marketing, and stock compensation related expenses associated with the growth of personnel and resources necessary to develop and launch our electric vehicles.

Research and Development

Research and development expenses increased by $7.5 million or 645% to $8.6 million for the three months ended December 31, 2022, versus $1.2 million in the three months ended December 31, 2021. Research and development expenses primarily consist of external engineering, homologation, and prototyping costs. These costs are expected to rise with continuing development of our electric vehicle programs.  There will also be incremental research and development costs associated with the recent acquisition of Bollinger Motors for the B1/B2 and Class 4 delivery chassis as well as research and development for the assets acquired in the ELMS asset purchase.

Other financing costs – initial recognition of derivative liabilities

Other financing costs for the initial recognition of derivative liabilities increased $147 million from $109 million for the three months ended December 31, 2021, to $256.0 million for the three months ended December 31, 2022. This was primarily due to recognition of derivative liabilities upon receipt of the $150 million convertible note.

Gain / (loss) on extinguishment of debt, net

The loss on debt settlement increased $6.5 million from a gain of $74.5 thousand for the three months ended December 31, 2021, to a loss of $6.4 million for the three months ended December 31, 2022 primarily due to a 2022 settlement with investors claiming losses caused by the Company (23,000,000 common shares issued) and the exchange of old note to Esousa for new replacement note to Esousa.

Revaluation of derivative liabilities

The revaluation of derivative liabilities increased $30.2 million from $10.6 million for the three months ended December 31, 2021 to $40.8 million for the three months ended December 31, 2022.

Interest expense

Interest expense decreased by $0.4 million or 12% to $2.8 million for the three months ended December 31, 2022 from $3.2 million for the three months ended December 31, 2021, primarily due to the decrease in the convertible debt balance as well as from the paydown of debt principal during the quarter ended December 31, 2022.

Loan amortization expense

Loan amortization expense decreased $19.2 million to zero for the three months ended December 31, 2022, from $19.2 million for the three months ended December 31, 2021.

Deferred tax benefit

Deferred tax benefit increased  $0.5 million to $0.5 million for the three months ended December 31, 2022 as compared to zero for the three months ended December 31, 2021 due to an adjustment in permanent timing differences for amortization expense.

Other income (expense), net

Other income (expense), net increased $0.7 million to $0.6 million for the three months ended December 31, 2022 as compared to $41 thousand of other expense, net for the three months ended December 31, 2021. Activity for the three months ended December 31, 2022 includes an $8.9 million financing loss from conversion of excess stock issued and a $10 million gain on conversion of convertible notes into common shares of the Company.

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

As of December 31, 2022, our cash and cash equivalents (excluding restricted cash) amounted to $68 million primarily due to $150 million from the issuance of convertible notes.

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

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness and Common Stock. Short-term debt comprises a significant component of our funding needs. Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year of more.  For further information on the Company’s debt, see Note 6 – Debt.

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

Cash Flows

The following table provides a summary of Mullen’s cash flow data for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
Net cash provided by (used in):	2022	2021

Operating activities	$(33,227,692)	$(14,712,803)
Investing activities	(93,718,182)	(10,462,219)
Financing activities	150,000,000	25,194,308

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

Net cash used in operating activities was $33.2 million for the three months ended December 31, 2022, a 126% increase from $14.7 million net cash used in activities in the three months ended December 31, 2021.

Cash Flows used in Investing Activities

Our cash flows used in investing activities increased due to the ELMS asset purchase (see NOTE 4 – Purchase of assets from ELMS).

Net cash used in investing activities was $93.7 million in the three months ended December 31, 2022, an increase from $10.5 million used in investing activities in the three months ended December 31, 2021.

Cash Flows provided by Financing Activities

Through December 31, 2022, we have financed our operations primarily through the issuance of convertible notes equity securities, and warrants. Net cash provided by financing activities was $150 million for the three months ended December 31, 2022, an increase of $124.8 million over the three months ended December 31, 2021.

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of December 31, 2022, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended December 31,	Payments
2023 (9 months)	$2,134,292
2024	2,700,815
2025	2,088,711
2026	243,539
2027	15,173
Thereafter	—
Total Future Minimum Lease Payments	$7,182,530

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

Scheduled Debt Maturities

The following are scheduled debt maturities:

	Years Ended December 31,
	2023 (9 months)	2024	2025	2026	2027	2028	Thereafter	Total
Total Debt	$93,837,257	$4,890,475	$—	$—	$—	$—	$—	$98,727,732

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We are subject to the periodic reporting requirements of the Exchange Act that requires designing disclosure controls and procedures to provide reasonable assurance that information we disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of December 31, 2022, due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and as described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K filed with the SEC, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended September 30, 2022. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

The material weaknesses in financial reporting as of September 30, 2022, are summarized as follows:

●	We determined that we did not have sufficient accounting systems and procedures in place, particularly in the areas of specialized accounting for complex debt and equity transactions.
●	We determined that we did not have sufficient policies and procedures to ensure the appropriate review and approval of user access rights to our accounting system; and lack of approval of journal entries and segregation of duties in our financial reporting process.
●	We determined that our information technology infrastructure does not provide sufficient safeguards required by the COBIT framework.

Remediation Efforts to Address Previously Identified Material Weaknesses

As previously described in Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2022, we began implementing remediation plans to address the material weaknesses. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. We expect that most of the remediation of these material weaknesses will be completed by the end of fiscal 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 17 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2022 filed with the SEC, which could materially affect our business, financial condition, or future results of operation. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition and/or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the following, sales of securities not registered under the Securities Act of 1933, as amended, during the period covered by this Report have been previously reported in the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission:

On September 30, 2022, Esousa informed the Company that its sustained economic damages due to its inability to receive common stock upon conversion notification (due to the insufficiency of authorized shares) and its internal standstill agreement not to sell any shares of the Company’s common stock. On October 25, 2022, the Company’s Board of Directors approved the settlement agreement and authorized the issuance of 23,000,000 shares of common stock to Esousa to settle any potential claims related to the Exchange Agreement dated October 14, 2022.

The issuance of the shares was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1

First Amendment to the Common Stock Purchase Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., and Robert Bollinger (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2022).

2.2

First Amendment to the Cash Escrow Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., Robert Bollinger and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2022).

2.3

First Amendment to the Stock Reservation Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., Robert Bollinger and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 14, 2022).

3.1

Certificate of Mullen Automotive Inc. Increasing Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock (incorporated by reference to Exhibit 4.1(d) to the Company's Registration Statement on Form S-3, filed with the SEC on October 17, 2022).

3.2

Amendment No. 3 to the Amended and Restated Bylaws of Mullen Automotive Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).

3.3

Certificate of Designation of Series AA Preferred Stock, filed November 14, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).

10.1

Exchange Agreement, dated as of October 14, 2022, by and among Mullen Automotive Inc. and Esousa Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2022).

10.2	Secured Convertible Note and Security Agreement dated October 14, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 21, 2022).
10.3

Subscription and Investment Representation Agreement, dated November 14, 2022, by and between Mullen Automotive Inc. and the purchaser signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 14, 2022).

10.4

Amendment No. 3 to the Securities Purchase Agreement, dated November 15, 2022, by and between Mullen Automotive Inc. and the buyers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2022).

10.5	Form of Convertible Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 21, 2022).
10.6

Firm Order Agreement dated December 12, 2022, between Randy Marion Isuzu, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 15, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

* Filed herewith (furnished herewith with respect to Exhibit 32.1).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mullen Automotive Inc.

February 14, 2023	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

/s/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial and Accounting Officer)