Form 10-Q
period 2023-03-31
MULLEN AUTOMOTIVE INC.
filed 2023-05-15
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 12, 2023, a total of 172,510,340 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

MULLEN AUTOMOTIVE INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2023	September 30, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$60,337,591	$54,085,685
Restricted cash	26,409,672	30,289,400
Inventory	6,958,158	—
Prepaid expenses and other current assets	5,230,602	1,958,759
TOTAL CURRENT ASSETS	98,936,023	86,333,844
Property, equipment and leasehold improvements, net	89,641,984	17,786,702
Intangible assets, net	112,744,496	93,947,018
Deposit on ELMS purchase	—	5,500,000
Note receivable from related party	1,388,405	—
Right-of-use assets	6,029,432	4,597,052
Goodwill	92,834,832	92,834,832
Other assets	1,167,056	1,595,032
TOTAL ASSETS	$402,742,228	$302,594,479

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$14,827,682	$6,398,425
Accrued expenses and other current liabilities	6,211,840	7,185,881
Dividends payable	361,321	7,762,255
Derivative liabilities	30,855,261	84,799,179
Liability to issue shares	59,267,471	10,710,000
Lease liabilities, current portion	2,235,197	1,428,474
Notes payable, current portion	7,588,513	3,856,497
Other current liabilities	103,372	90,372
TOTAL CURRENT LIABILITIES	121,450,657	122,231,083
Notes payable, net of current portion	—	5,164,552
Lease liabilities, net of current portion	4,163,705	3,359,354
Deferred tax liability	13,980,782	14,882,782
TOTAL LIABILITIES	139,595,144	145,637,771
Commitments and contingencies (Note 17)

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 500,000,000 preferred shares authorized
Preferred Series A; 200,000 shares authorized; 1,425 and 1,924 shares issued and outstanding at March 31, 2023 and September 30, 2022 respectively.	2	2
Preferred Series C; 40,000,000 shares authorized; 1,210,056 and 1,360,321 shares issued and outstanding at March 31, 2023 and September 30, 2022 respectively.	1,210	1,360
Preferred Series D; 437,500,001 shares authorized; 363,098 and 4,359,652 shares issued and outstanding at March 31, 2023 and September 30, 2022 respectively.	363	4,359
Preferred Series AA;1 share authorized; zero and zero shares issued and outstanding at March 31, 2023 and September 30, 2022 respectively.	—	—
Common stock; $0.001 par value; 5,000,000,000 and 1,750,000,000 shares authorized at March 31, 2023 and September 30, 2022 respectively; 126,281,274 and 33,338,727 shares issued and outstanding at March 31, 2023 and September 30, 2022 respectively (*)	126,281	33,339
Common stock owed but not issued; $0.001 par value; 5,930,263 and zero shares at March 31, 2023 and September 30, 2022 respectively (*)	5,930	—
Additional paid-in capital (*)	1,550,030,214	948,565,285
Accumulated deficit	(1,381,096,559)	(889,907,455)
Non-controlling interest	94,079,643	98,259,819
TOTAL STOCKHOLDERS' EQUITY	263,147,084	156,956,709
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$402,742,228	$302,594,479
(*) Adjusted retroactively for reverse stock split, see Note 1

See accompanying notes to unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
OPERATING EXPENSES
General and administrative	$47,412,338	$29,269,433	$112,408,349	$42,170,516
Research and development	20,478,971	1,183,437	29,100,980	2,340,761
Total Operating Expense	67,891,309	30,452,870	141,509,329	44,511,277
Loss from Operations	(67,891,309)	(30,452,870)	(141,509,329)	(44,511,277)

Other financing costs - initial recognition of derivative liabilities	—	(160,364,949)	(255,960,025)	(269,344,178)
Loss on derivative liability revaluation	(48,439,415)	(131,670,146)	(89,221,391)	(142,288,528)
Gain / (loss) extinguishment of debt, net	(40,000)	—	(6,452,170)	74,509
Gain on sale of fixed assets	385,031	—	385,031	—
Interest expense	(1,745,882)	(2,120,515)	(4,573,971)	(24,559,459)
Loan discount amortization expense	(142,287)	—	(142,287)	—
Loss on debt settlement	—	—	—	(41,096)
Other income, net	482,405	—	1,128,286	—

Net loss before income tax benefit	(117,391,457)	(324,608,480)	(496,345,856)	(480,670,029)

Income tax benefit	482,922	—	976,576	—
Net loss before accrued preferred dividends and noncontrolling interest	(116,908,535)	(324,608,480)	(495,369,280)	(480,670,029)

Net loss attributable to noncontrolling interest	(1,995,217)	—	(4,180,176)	—
Net loss attributable to shareholders	(114,913,318)	(324,608,480)	(491,189,104)	(480,670,029)

Accrued preferred dividends	8,039,612	(32,735,345)	7,400,935	(32,735,345)

Net Loss attributable to common shareholders after preferred dividends	$(106,873,706)	$(357,343,825)	$(483,788,169)	$(513,405,374)

Net loss per share	$(1.30)	$(173.83)	$(7.09)	$(370.53)

Weighted average shares outstanding, basic and diluted	82,409,028	2,055,720	68,262,145	1,385,594

See accompanying notes to unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Six Months Ended March 31, 2023
	Preferred Stock																Deficiency in
	Series A		Series C		Series D		Series AA		Common Stock		Paid-in	Common Stock Owed but not Issued			Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares		Amount	Deficit	Interest	Equity
Balance, September 30, 2022	1,924	$2	1,360,321	$1,360	4,359,652	$4,359	—	$—	33,338,727	$33,339	$948,565,285	—		$—	$(889,907,455)	$98,259,819	$156,956,709
Share-based compensation issued to management, directors, employees, and consultants	—	—	—	—	—	—	—	—	4,555,624	4,555	30,263,104	—		—	—	—	30,267,659
Shares issued to extinguish penalty	—	—	—	—	—	—	—	—	920,000	920	5,519,080	—		—	—	—	5,520,000
Cashless warrant exercise - C	—	—	—	—	—	—	—	—	5,138,542	5,139	39,182,839	—		—	—	—	39,187,978
Cashless warrant exercise - D	—	—	—	—	—	—	—	—	9,163,950	9,164	71,130,100	—		—	—	—	71,139,264
Surplus common stock issued on cashless warrant exercise	—	—	—	—	—	—	—	—	3,148,722	3,149	26,732,329	—		—	—	—	26,735,478
Issuance of common stock for conversion of preferred stock	—	—	(150,265)	(150)	(3,996,554)	(3,996)	—	—	165,873	166	3,981	—		—	—	—	1
Dividends accumulated on preferred stock	—	—	—	—	—	—	—	—	-	—	(638,677)	—		—	—	—	(638,677)
Other transactions	—	—	—	—	—	—	—	—	-	—	(3,122,227)	—		—	—	—	(3,122,227)
Shares issued to settle note payable	—	—	—	—	—	—	—	—	2,481,947	2,482	13,733,921	—		—	—	—	13,736,403
Shares issued for convertible notes	—	—	—	—	—	—	—	—	8,833,142	8,833	59,394,043	—		—	—	—	59,402,876
Preferred shares issued to officers	—	—	—	—	—	—	1	—	-	—	25,000	—		—	—	—	25,000
Net loss allocable to non-controlling interest	—	—	—	—	—	—	—	—	-	—	—	—		—	—	(2,184,959)	(2,184,959)
Net loss	—	—	—	—	—	—	—	—	-	—	—	—		—	(376,275,786)	—	(376,275,786)
Balance, December 31, 2022	1,924	2	1,210,056	1,210	363,098	363	1	—	67,746,527	67,747	1,190,788,778	—		—	(1,266,183,241)	96,074,860	20,749,719
Cashless warrant exercise	—	—	—	—	—	—	—	—	43,007,583	43,008	183,865,282	5,930,263		5,930	—	—	183,914,220
Issuance of common stock for conversion of convertible notes	—	—	—	—	—	—	—	—	12,385,394	12,385	93,806,975	—	—	—	—	—	93,819,360

Issuance of common stock for conversion of preferred stock	(499)	(0)	—	—	—	—	—	—	1,996	2	(2)	—	—	—	—	—	(0)
Reclassification of derivatives to equity upon authorization of sufficient number of shares	—	—	—	—	—	—	—	—	—	—	47,818,881	—	—	—	—	—	47,818,881
Preferred shares series AA refund	—	—	—	—	—	—	(1)	—	—	—	(25,000)	—	—	—	—	—	(25,000)
Share-based compensation to consultants	—	—	—	—	—	—	—	—	866,066	866	7,407,194	—	—	—	—	—	7,408,060
Share-based compensation to employees	—	—	—	—	—	—	—	—	6,363	6	79,527	—	—	—	—	—	79,533
Share-based compensation to officers	—	—	—	—	—	—	—	—	2,262,345	2,262	18,211,472	—	—	—	—	—	18,213,734
Share-based compensation to directors	—	—	—	—	—	—	—	—	5,000	5	37,495	—	—	—	—	—	37,500
Preferred C & D stock dividends	—	—	—	—	—	—	—	—	—	—	8,039,612	—	—	—	—	—	8,039,612
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	-	—		—	—	(1,995,217)	(1,995,217)
Net loss	—	—	—	—	—	—	—	—	—	—	-	—		—	(114,913,318)	—	(114,913,318)
Balance, March 31, 2023	1,425	2	1,210,056	1,210	363,098	363	—	—	126,281,274	126,281	1,550,030,214	5,930,263		5,930	(1,381,096,559)	94,079,643	263,147,084

*Adjusted retroactively for reverse stock split, see Note 1

See accompanying notes to unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred Stock										Deficiency in
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2021	100,363	$100	5,567,319	$5,568	—	$—	281,935	$282	$88,657,052	$(150,374,649)	$(61,711,647)
Common shares issued for cash	—	—	—	—	—	—	308,163	308	10,894,351	—	10,894,659
Common shares issued for asset	—	—	—	—	—	—	4,376	4	140,996	—	141,000
Preferred shares issued for cash	—	—	—	—	2,263,970	2,264	—	—	19,997,736	—	20,000,000
Preferred shares issued to settle liability to issue	—	—	—	—	84,900	85	—	—	704,915	—	705,000
Warrant issuances	—	—	—	—	—	—	—	—	10,491,621	—	10,491,621
Preferred shares issued in exchange for conversion of debt	—	—	—	—	2,829,029	2,829	—	—	24,988,926	—	24,991,755
Stock-based compensation	—	—	—	—	—	—	17,725	18	4,425,250	—	4,425,268
Common shares issued to settle liability to issue	—	—	—	—	—	—	5,259	5	1,034,807	—	1,034,812
Prefunded warrant issuance	—	—	—	—	—	—	—	—	15,000,000	—	15,000,000
Issuance of common stock for conversion of preferred stock	(84,996)	(85)	—	—	—	—	339,987	340	(255)	—	—
Net Loss	—	—	—	—	—	—	—	—	—	(36,463,938)	(36,463,938)
Balance, December 31, 2021	15,367	15	5,567,319	5,568	5,177,899	5,178	957,446	957	176,335,399	(186,838,587)	(10,491,470)
Cashless warrant exercise	—	—	—	—	—	—	7,840,214	7,840	(7,840)	—	(0)
Shares issued for cash	—	—	—	—	4,974,266	4,974	2,319,933	2,320	73,592,161	—	73,599,455
Issuance of common stock for conversion of preferred stock	(13,433)	(13)	(2,783,660)	(2,784)	(1,848,842)	(1,849)	239,032	239	4,407	—	—
Share-based compensation	—	—	—	—	—	—	234,739	235	21,541,781	—	21,542,016
Dividends accumulated on preferred stock	—	—	—	—	—	—	—	—	(2,519,948)	—	(2,519,948)
Net Loss	—	—	—	—	—	—	—	—	—	(32,573,385)	(32,573,385)
Balance, March 31, 2022	1,934	2	2,783,659	2,784	8,303,323	8,303	11,591,364	11,591	268,945,960	(219,411,972)	49,556,668

*Adjusted retroactively for reverse stock split, see Note 1

See accompanying notes to unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss before accrued preferred dividends and noncontrolling interest	$(495,369,280)	$(480,670,029)
Adjustments to reconcile net loss attributable to shareholders to net cash used in operating activities:

Depreciation and amortization	8,523,682	608,496
Officer and employee stock compensation	47,697,024	3,292,987
Issuance of warrants to suppliers	6,814,000	—
Issuance of shares for services	12,606,343	24,042,060
Revaluation of derivative liabilities	89,221,391	142,288,528
Initial recognition of derivative liabilities	255,960,025	269,344,178
Non-cash interest and other operating activities	(1,745,882)	1,713,103
Non-cash lease expense	916,592	284,879
Amortization of debt discount	—	19,400,483
Loss on asset disposal	—	1,298
Loss/(gain) on extinguishment of debt	6,452,170	(74,509)
Loss on debt settlement	—	41,096

Changes in operating assets and liabilities:
Other current assets	(8,908,021)	3,330,474
Other assets	636,633	(858,692)
Accounts payable	8,429,257	(1,032,810)
Accrued expenses and other liabilities	2,672,040	(6,300,181)
Deferred tax liability	(901,999)	—
Right of use asset	(1,791,434)	—
Lease liabilities	1,220,074	(283,141)
Net cash used in operating activities	(67,567,385)	(24,871,780)

Cash Flows from Investing Activities
Purchase of equipment	(4,298,563)	(10,491,547)
Purchase of intangible assets	(204,660)	(246,132)
ELMS asset purchase	(92,916,874)	—
Net cash used in investing activities	(97,420,097)	(10,737,679)

Cash Flows from Financing Activities
Changes in net parent investment	—	(223,067)
Proceeds from issuance of notes payable	150,000,000	12,142,791
Proceeds from issuance of common stock	—	40,151,308
Proceeds from issuance of preferred stock	—	63,925,000
Reimbursement for overissuance of shares	17,819,660	—
Payment of notes payable	(460,000)	(15,146,860)
Net cash provided by financing activities	167,359,660	100,849,172

Increase in cash	2,372,178	65,239,713
Cash, cash equivalents and restricted cash, beginning of period	84,375,085	42,174
Cash, cash equivalents and restricted cash, ending of period	$86,747,263	$65,281,887

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$5,028	$1,489,908

Cash paid for taxes	$800	$—
Supplemental Disclosure for Non-Cash Activities:
Preferred shares issued in exchange for convertible debt	$—	$24,991,755
Convertible notes and interest - conversion to common stock	$153,222,236	$23,192,500
Exercise of warrants recognized earlier as liabilities	$268,713,397	$—
Reclassification of derivatives to equity upon authorization of sufficient number of shares	$47,818,882	$—
Waiver of dividends by stockholders	$6,872,075	$—
Warrants issued to suppliers	$6,814,000	$—
Common stock issued to extinguish liability to issue stock	$10,500,712	$—
Extinguishment of financial liabilities by sale of property	$231,958	$—
Extinguishment of operational liabilities by sale of property	$767,626	$—
Debt conversion to common stock	$1,096,787	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mullen Automotive Inc., a Delaware corporation (“MAI”, “Mullen”, “we” or the “Company”), is a Southern California-based development-stage electric vehicle company that operates in various verticals of businesses focused within the automotive industry. Mullen Automotive Inc., a California corporation (“Previous Mullen”), was originally formed on April 20 2010, as a developer and manufacturer of electric vehicle technology and operated as the Electric Vehicle (“EV”) division of Mullen Technologies, Inc. (“MTI”) until November 5, 2021, at which time Previous Mullen underwent a capitalization and corporate reorganization by way of a spin-off to its shareholders, followed by a reverse merger with and into Net Element, Inc., which was accounted for as a reverse merger transaction, in which Previous Mullen was treated as the acquirer for financial accounting purposes. (the “Merger”).  The Company changed its name from “Net Element, Inc.” to “Mullen Automotive Inc” and the Nasdaq ticker symbol for the Company’s common stock changed from “NETE” to “MULN” on the Nasdaq Capital Market Exchange at the opening of trading on November 5, 2021.

Reverse Stock Split

In January 2023, the Company’s stockholders approved a proposal to authorize the board of directors of the Company (the “Board”) to implement a reverse stock split of the outstanding shares of the Company’s common stock at a ratio up to 1-for-25.

Pursuant to such authority granted by the Company’s stockholders, the Board approved a reverse stock split of the Company’s common Stock at a rate of 1-for-25 shares of Common Stock (the “Reverse Stock Split”), which resulted in a reduction in the number of outstanding shares of common stock and a proportionate increase in the value of each share. The common stock began trading on a reverse split-adjusted basis on the NASDAQ on May 4, 2023.

As the Reverse Stock Split occurred after the balance sheet date but before the financial statements are issued, the Company retroactively adjusted its financial statements to reflect the split. All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this Reverse Stock Split for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise and/or vesting of all warrants to purchase shares of common stock.

A proportionate adjustment was also made to the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans to reflect the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split. All fractional shares were rounded up to the nearest whole share. The number and par value of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were not affected by the Reverse Stock Split, but their conversion ratios have been proportionally changed. There were no outstanding shares of Series B Preferred Stock as of the effective date of the Reverse Stock Split. The common stock and additional paid-in-capital line items contained in the financial statements were adjusted to account for the Reverse Stock Split for all periods presented (with $800,129 value of common stock decreased and additional paid-in-capital increased on October 1, 2022).

Subsequent Acquisition and Asset Purchase

On September 7, 2022, the Company completed the acquisition of Bollinger Motors, Inc., which provides the Company with a medium duty truck classes 4-6, along with the B1 Sport Utility and B2 Pick Up Trucks.  The purchase price was approximately $149 million in cash and stock for 60% majority controlling interest.

On October 13, 2022, the U.S. Bankruptcy Court approved the acquisition of assets from electric vehicle company ELMS (Electric Last Mile Solutions) in an all-cash purchase by the Company. In the Chapter 7 approved transaction, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana, all inventory, and intellectual property for their Class 1 and Class 3 vehicles for a total of $105 million, which includes the affirmation of approximately $10 million in vendor payables assumed and paid at closing. On November 9, 2022, the Company formed Mullen Indiana Real Estate LLC, a limited liability company in the State of Delaware, to hold the acquired real property located in Mishawaka, Indiana.

Segment Information

Our CEO and Chairman of the Board, as the chief operating decision maker, makes decisions about resources to be acquired, allocated and utilized and assesses the performance of the Company as one operating segment.

The Company’s long-lived assets are located in the United States of America.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U. S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended September 30, 2022, filed with the Commission on January 30, 2023. The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The consolidated financial statements include the accounts of the Company and its subsidiaries, Mullen Investment Properties LLC, a Mississippi corporation, Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC, a Delaware corporation, and Bollinger Motors Inc., a Delaware corporation. Intercompany accounts and transactions have been eliminated, if any. The financial statements reflect the consolidated financial position and results of operations of Mullen, which have been prepared in accordance with U.S. GAAP.

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN CONSIDERATION

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. Our principal source of liquidity consists of existing cash and restricted cash of approximately $86.7 million as of March 31, 2023. During the six months ended March 31, 2023, the Company used $67.6 million of cash for operating activities and had net working capital deficit of approximately $22.5 million as of March 31, 2023.

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

Our management plans to raise additional capital through a combination of equity and debt financing, strategic alliances, and licensing arrangements. Under existing Securities Purchase Agreement, dated June 7, 2022 and as further amended, the Company has sold Series D Preferred Stock and common stock as well as detached warrants for $45 million (see

Note 19 – Subsequent Events) and a may obtain additional investment, in the amount of $45 million under similar conditions by June 30, 2023.

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

Reclassification from Other Noncurrent Assets to Property, Equipment and Leasehold Improvements, net

Certain prior period amounts related to Show Room Assets in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income or shareholders' equity. In the Condensed Consolidated Balance Sheet as of September 30, 2022, $2,982,986, the net Show Room asset ($4,418,724 Show Room and $1,435,738 of accumulated depreciation) previously reported under Other Noncurrent Assets, has been reclassified to Property, Equipment and Leasehold

Improvements, net. This reclassification is reflected in all periods presented and all comparative references in the notes to the consolidated financial statements are to the reclassified amounts (See Note 13 and Note 14).

Cash and Cash Equivalents

Company management considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2023 or September 30, 2022.

Restricted Cash

Funds that are not available for immediate use and must be used for a specific purpose. On March 31, 2023, the restricted cash balance was $26,409,672. These funds include approximately $409,672 for the refundable deposits for individuals and businesses who have made deposits for Mullen and Bollinger vehicles and approximately $26 million for cash restricted for use by Bollinger operations. The $26 million of restricted cash will be released in two tranches, $13 million on May 5, 2023 and $13 million on August 5, 2023. Customer deposits are accounted for within other liabilities. Refundable deposits are $289 thousand for the year ended September 30, 2022. On September 7, 2022, the Company deposited $30 million in an escrow account as part of the Bollinger acquisition.

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

There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. At March 31, 2023 and September 30, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because management does not believe the recoverability of the tax assets meets the “more likely than not” likelihood at March 31, 2023 and September 30, 2022.

Intangible Assets, net

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

Other Assets

Other assets are comprised primarily of related party loans and security deposits for property leases.

Extinguishment of Liabilities

The Company derecognizes financial liabilities when the Company’s obligations are discharged, cancelled, or expired.

Leases

The Company follows the provisions of ASC 842, “Leases”, which requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term.

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

Share-Based Compensation

We account for share-based awards issued by the Company in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all common shares of the Company issued to employees, non-employees and directors. The Company’s common and preferred share valuations have been made based on assumptions management believes to be reasonable. Key assumptions and approaches to value used in estimating fair value, includes economic and industry data; business valuation; prior transactions; option value method and other cost, income, and market value approaches. Share-based compensation is included within general and administrative expenses.

Related Party Transactions

We have related party transactions with certain of our directors, officers, and principal stockholders. These transactions are entered into in the ordinary course of business and include receiving operational loans, issuing convertible debt and warrants, providing financial support associated with the borrowing of funds.

Fair Value of Financial Instruments

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, Company management considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the hierarchy as per requirements of ASC 820, “Fair value measurements”.

Concentrations of Business and Credit Risk

We maintain cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations and maintains significant cash on hand at certain of its locations. However, we have not experienced any losses in such accounts and management believes we are not exposed to any significant credit risk on these accounts. The amounts in excess of insured limits as of March 31, 2023 and September 30, 2022 are $59.6 million and $53.3 million, respectively.

Recently Issued Accounting Standards

Accounting standard updates issued but not yet added were assessed and determined to be either not applicable or not expected to have a material impact on our unaudited condensed consolidated financial statements.

NOTE 4 – PURCHASE OF ASSETS FROM ELMS

On October 13, 2022, the United States Bankruptcy Court for the District of Delaware issued an order approving the sale for approximately $105 million to Mullen Automotive Inc. of certain assets and assumption and assignment of contracts and related liabilities of Electric Last Mile, Inc. and Electric Last Mile Solutions, Inc. (collectively, “ELMS”) pursuant to the terms and conditions of the Asset Purchase Agreement dated September 16, 2022.

The ELMS asset acquisition closed on November 30, 2022, and is expected to accelerate the market introduction of our cargo van program and provide us with critical manufacturing capacity at a much lower investment than previously expected to supply the rest of our product portfolio.

ELMS assets include:

●	The factory in Mishawaka, Indiana, providing Mullen with the capability to produce up to 50,000 vehicles per year;
●	All Intellectual Property, including all manufacturing data that is required for the assembly of the Class 1 van and Class 3 Cab Chassis;
●	All inventory including finished and unfinished vehicles, part modules, component parts, raw materials, and tooling; and
●	All property including equipment, machinery, supplies, computer hardware, software, communication equipment, data networks and all other data storage.

The following details the allocation of purchase price by asset category for the ELMS asset purchase:

Asset Category	Fair Value Allocation
Land	$1,440,000
Buildings and site improvements	41,287,038
Equipment	33,577,045
Identified intangible: engineering design	22,112,791
Inventory	6,958,158
Total Identified Assets	$105,375,032

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

As at March 31, 2023 and September 30, 2022, goodwill was $92,834,832 and $92,834,832, respectively. The goodwill was due to the Bollinger acquisition on September 7, 2022.

For the six months ended March 31, 2023, and 2022, the Company recorded intangible asset additions of $22,317,452 and $246,132, respectively. The $22.3 million is primarily due to the ELMS asset acquisition (see NOTE 4 – Purchase of Assets from ELMS).

Intangible assets are stated at cost, net of accumulated amortization. The weighted average useful life of intellectual property is 9.4 years. Acquired intellectual property from the Bollinger acquisition, consisted primarily of patents and non-compete agreements have finite life. Identifiable intangible assets with definite lives are amortized over the period of estimated benefit using the straight-line method and the estimated useful lives of three years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the identifiable intangible assets.

	March 31, 2023			September 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Finite-Lived Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
Website design and development	$2,660,391	(1,551,895)	$1,108,496	$2,660,391	$(1,108,496)	$1,551,895
Intellectual property	58,375,794	(71,182)	58,304,612	58,375,794	(438,581)	57,937,213
Patents	32,391,186	(2,782,994)	29,608,192	32,391,186	(204,109)	32,187,077
Engineer design - ELMS	22,112,791	(737,093)	21,375,698	—	—	—
Other	1,820,995	(144,171)	1,676,824	1,820,994	(16,175)	1,804,819
Trademark	670,674	—	670,674	466,014	—	466,014
Total Intangible Assets	$118,031,831	$(5,287,335)	$112,744,496	$95,714,379	$(1,767,361)	$93,947,018

Total future amortization expense for finite-lived intellectual property is as follows:

Years Ended March 31,	Future Amortization
2023 (six months)	$3,250,538
2024	6,270,078
2025	5,604,980
2026	5,604,980
2027	5,595,580
Thereafter	27,443,054
Total Future Amortization Expense	$53,769,210

For the three and six months ended March 31, 2023, amortization expense for the intangible assets was $763,269 and $3,519,973 and $221,699 and $445,376, for the three and six months ended March 31, 2022, respectively.

NOTE 6 – DEBT

Short and Long-Term Debt

Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year or more.

The following is a summary of our indebtedness at March 31, 2023:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$3,051,085	$3,051,085	$-	0 - 00%	2019 - 2021
Promissory notes	-	-	-	NA	NA
Real Estate notes	5,000,000	5,000,000	-	0 - 00%	2023 - 2024
Loans and advances	111,676	111,676	-	0.00%	2016 - 2018
Less: debt discount	(574,248)	(574,248)	-	NA	NA
Total Debt	$7,588,513	$7,588,513	$—

The following is a summary of our indebtedness at September 30, 2022:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$3,051,085	$3,051,085	$—	0.00 - 10.00%	2019 - 2021
Promissory notes	1,096,787	—	1,096,787	28.00%	2024
Real Estate note	5,247,612	247,612	5,000,000	5.0 - 8.99%	2023 - 2024
Loan advances	557,800	557,800	—	0.00 - 10.00%	2016 – 2018
Less: debt discount	(932,235)	—	(932,235)	NA	NA
Total Debt	$9,021,049	$3,856,497	$5,164,552

Scheduled Debt Maturities

The following table represents scheduled debt maturities at March 31, 2023:

	Years Ended March 31,
	2023 (6 months)	2024	Total
Total Debt	$3,162,761	$4,425,752	$7,588,513

Notes and Advances

Total interest is comprised primarily of stated interest, amortization of debt discount and additional interest recognized for warrants issued with convertible notes for the excess in fair value above the face value of the notes. Stated interest was $1,785,718 and $3,920,235 for the three and six months ended March 31, 2023, and $2,120,515 and $24,559,459 for the three and six months ended March 31, 2022, respectively.

In some instances, we issued convertible instruments with detachable warrants, resulting in the recognition of a debt discount, which is amortized to interest expense over the term of the relevant instrument. Debt discount amortization for the three and six months ended March 31, 2023 and 2022, was $142,287 and $150,293,417, and $188,307 and $19,400,483, respectively. During the six months ended March 31, 2023, warrants having a fair value of $244,510,164 (issuable upon conversion of the convertible notes) were recognized as a derivative liability, which exceeded the face value of the underlying convertible debt, resulting in an interest expense of $94,510,164.

The Company issued shares of common stock to certain creditors for the conversion of convertible notes, satisfaction of debt payments, and in settlement of indebtedness. For the six months ended March 31, 2023, the carrying amount of indebtedness that was settled via issuance of shares of our common stock was $153,222,236 (this relates to convertible notes issued in lieu of preferred stock and relevant interest, see below). The carrying amount of indebtedness that was settled via issuance of common stock for the six months ended March 31, 2022 was $23,192,500.

NuBridge Commercial Lending LLC Promissory Note

On March 7, 2022, the Company’s wholly owned subsidiary, Mullen Investment Properties, LLC entered into a Promissory Note (the “Promissory Note”) with NuBridge Commercial Lending LLC for a principal amount of $5 million. The Promissory Note bears interest at a fixed rate of 8.99% per annum and the principal amount is due March 1, 2024. Collateral for the loan includes the title to the Company’s property at 1 Greentech Drive, Tunica, MS. Under the Promissory Note, prepaid interest and issuance costs of $1,157,209 were withheld from the principal and recorded as debt discount, which is being amortized over the term of the note. As of March 31, 2023, the remaining unamortized debt discount was $574,248.

Drawbridge and Amended A&R Note with Esousa

On October 14, 2022, the Company entered into an Amended and Restated Secured Convertible Note and Security Agreement (the “A&R Note”) with Esousa Holdings LLC (“Esousa”), including principal of $1,032,217 (net of debt discount of $64,570) and accrued interest of $316,127 along with the liability to issue 420,000 shares of common stock

(having a then carrying value of $10,710,000) and an obligation to compensate for the losses from market value decline of shares were exchanged for a new convertible note payable with a face value of $12,945,914 and 920,000 shares of common stock (having a fair value of $5,524,600), resulting in a loss on extinguishment of $6,452,170. The A&R Note is convertible at a 5% discount to the lowest daily volume-weighted average price in the 10 trading days prior to conversion, which resulted in interest expense of $681,364 and debt premium of $681,364. On November 1, 2022, the A&R Note payable to Esousa, having a face value of $12,945,914 (plus debt premium of $681,364) and accrued interest of $171,174, was converted into 2,481,923 shares of common stock. No gain or loss was recognized upon the conversion.

Convertible Notes

On November 14, 2022, the Company entered into Amendment No. 3 to the June 7, 2022 Securities Purchase Agreement (“Amendment No. 3”). The investors paid $150 million and in lieu of receiving shares of Series D Preferred Stock and Warrants, the investors received notes convertible into shares of the Company’s common stock (“Notes”) and Warrants.

Amendment No. 3 further provided that the remaining $90 million of the commitment amount will be paid in the first half of 2023 in two tranches. The purchase price per share of Series D Preferred Stock will be the lower of (i) $1.27, the closing price of the Company’s stock on the date the Securities Purchase Agreement was executed, or (ii) the closing price of the common stock on the trading day immediately preceding the respective purchase date, subject to a floor price of $0.10 per share. For no additional consideration, for every share of Series D Preferred Stock purchased, investors will receive warrants to purchase shares of common stock equal to 185% of the number of shares of Series D Preferred Stock purchased by the investors at an exercise price equal to the purchase price for shares of Series D Preferred Stock. The warrants will also permit cashless exercise (see Note 7).  Consummation of the transaction is dependent on certain conditions precedent.

On November 15, 2022, the Company issued the unsecured convertible Notes aggregating $150,000,000 in lieu of Series D Preferred Stock. The Notes bear interest at 15% and are convertible into shares of common stock either: (A) at the option of the noteholder at the lower of: (i) $0.303; or (ii) the closing price of our common stock on January 3, 2023; or (B) mandatorily on November 21, 2022 at the lower of: (i) $0.303; or (ii) the closing price of our common stock on November 18, 2022, provided adequate unissued authorized shares were available.  For each share issued upon conversion, the holders are entitled to 1.85 times as many five-year warrants with an exercise price equal to the conversion price for the Notes.

As a result, and since the Company had an insufficient number of authorized shares available to settle potential future warrant exercises, the Company recognized a derivative liability of $244,510,164 for the warrants with a corresponding increase in debt discount of $150,000,000 and interest expense of $94,510,164.  The debt discount was amortized over the term of the note through the date the convertible notes were mandatorily convertible.  Accordingly, the entire $150,000,000 of debt discount was expensed to interest expense during the six-month period ended March 31, 2023. On November 21, 2022, principal of $59,402,877 was mandatorily converted into 8,833,142 shares of common stock, resulting in a corresponding reduction in derivatives liabilities of $10,491,265.

On December 23, 2022, the Company defaulted on the Notes by not having sufficient authorized shares to allow for both the Notes to be fully converted and the warrants to be exercised. On January 13, 2023, the Company entered into a Settlement Agreement and Release in which investors waived the default prior to February 1, 2023. In exchange, the Company granted the investors the right to purchase additional shares of Series D Preferred Stock and warrants in an amount equal to such investor’s pro rata portion of $10 million.

During February 2023, the remaining balance of the Notes (with the principal of $90,362,418) and accrued interests (in amount of $3,456,941) were converted by the holders into 12,385,394 shares of common stock. See Note 7 with regards to warrants issued upon conversion of these Notes.

As of March 31, 2023, and September 30, 2022, accrued interest on outstanding notes payable was $1,193,150 (relates mainly to NuBridge Commercial Lending LLC Promissory Note, see above) and $1,374,925, respectively.

NOTE 7 – WARRANTS AND OTHER DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

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

Financial Instruments At Carrying Value That Approximated Fair Value

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

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are only required to be measured at fair value when acquired as a part of business combination or when an impairment loss is recognized. See Note 13 - Property, Equipment and Leasehold Improvements and Note 5 – Intangible assets for further information.

Financial Liabilities Measured at Fair Value on a Recurring Basis

During the six months ended March 31, 2023, the Company had two main types of financial liabilities measured at fair value on a recurring basis:

1)	Warrant liabilities (that relate to sales of Series C Preferred Stock and Series D Preferred Stock issued pursuant to Securities Purchase Agreements) recognized as liabilities due to requirements of ASC 480 as the variable number of shares to be issued upon cashless exercise is based predominantly on monetary value.

Preferred C Warrants

The warrants, which were exercisable for common stock, issued in connection with the sale of Series C Preferred Stock (the “Preferred C Warrants”) in accordance with the November 2021 Merger Agreement and further amendments had an exercise price of $8.834 and a cashless exercise option based on certain formula established by relevant contracts. The initial financial costs recorded upon the issuance of the Preferred C Warrants in the year ended September 30, 2022 was $429,883,573. This amount is comprised of $137,090,205 preferred stock discount (amortized immediately as the preferred stock does not have a stated term of life) and $292,793,368 finance costs (calculated as the difference between fair value of warrant liabilities recognized and the preferred stock discount).

At each warrant exercise date and each accounting period end the warrant liability for the remaining unexercised warrants was marked-to-market value and the resulting gain or loss was recorded.

On February 10, 2022, the terms of the Prior SPA Warrants were amended, resulting in a change to the calculated derived dollar amount. The effect of these changes in the amount of $32,735,345 has been accounted for as deemed dividends on preferred stock and decreased additional paid-in capital of the Company.

During the year ended September 30, 2022, 1,677,971 (giving effect to the Reverse Stock Split, see Note 1) Preferred C Warrants were exercised on a cashless basis resulting in the issuance of 21,328,580 shares of common stock, with a total fair market value of $554,371,539 at the date of exercise.

During the quarter ending December 31, 2022, 118,931 Preferred C Warrants that remained outstanding as at September 30, 2022 have been fully exercised.

Preferred D Warrants

For every share of Series D Preferred Stock purchased, the investors received 185% warrants (the “Preferred D Warrants”) exercisable for shares of common stock at an exercise price equal to the lower of (i) $1.27 or (ii) the closing price of the common stock on the trading day immediately after the date on which the registration statement registering the shares of common stock issuable upon conversion of the Series D Preferred Stock becomes effective on transaction date. The Preferred D Warrants are exercisable during a five-year period commencing upon issuance. The contracts for the Preferred D Warrants contain cashless exercise provisions similar to Preferred C Warrants described above. Therefore, management applied similar accounting treatment to recognition, measurement, and presentation of the warrant liabilities.

During the year ended September 30, 2022, no Preferred D Warrants were exercised. On September 30, 2022, 5,914,592 Preferred D Warrants (giving effect to the Reverse Stock Split, see Note 1) remained outstanding.

During the quarter ended December 31, 2022, all Preferred D Warrants were exercised on a cash-less basis for 9,163,951 shares of common stock.

In November 2022, the Company received $150,000,000 and issued, in lieu of Series D Preferred Stock, notes convertible into shares of common stock and warrants. As a result of the conversion of the convertible debt into shares of common stock in November 2022 and February 2023, 39,254,291 warrants (giving effect to the Reverse Stock Split, see Note 1) were issued. They were exercised into shares of common stock on a cash-less basis, except for 3,003,361 warrants that remained outstanding and could, on a cashless basis, be exercised for 7,731,715 shares of common stock with a fair market value of $25,186,062 at March 31, 2023.

At each warrant exercise date and each accounting period end the warrant liability for the remaining unexercised warrants was marked-to-market value and the resulting gain or loss was recorded.

The fair value of warrant obligations on recognition date and on subsequent dates was estimated as a maximum of (i) Black Scholes value for cash exercise of relevant warrants and (ii) current market value of the number of shares the Company would be required to issue upon cashless warrant exercise on a relevant date in accordance with warrant contract requirements. The latter valuation, based on observable inputs (level 2), has been higher and reflects the pattern of the warrants exercise since the inception of the Securities Purchase Agreement.

All the warrants mentioned in this section provide that if the Company issues or sells, enters into a definitive, binding agreement pursuant to which he Company is required to issue or sell or is deemed, pursuant to the provisions of the Warrants, to have issued or sold, any shares of common stock for a price per share lower than the exercise price then in effect, subject to certain limited exceptions, then the exercise price of the warrants shall be reduced to such lower price per share. In addition, the exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in connection with stock splits, dividends or distributions or other similar transactions.

From April 1, 2023 until June 30, 2023, certain investors under the Securities Purchase Agreement have the right, but not the obligation, at any time from time to time, in their sole and absolute discretion to purchase from the Company additional shares of Preferred Stock in an amount equal to such Buyer’s pro rata portion on the same terms and conditions as applicable to the purchase and sale of shares of Series D Preferred Stock as provided under the Securities Purchase Agreement, subject to certain conditions and modifications:

a) All investors under the Securities Purchase Agreement - in amount equal to $100,000,000 (pursuant to Amendment 3 to the Securities Purchase Agreement). Along with the shares of Series D Preferred Stock the buyers shall receive Additional Warrants exercisable for 110% of shares of Common Stock under conditions similar to other warrants issued under the Securities Purchase Agreement.

b) One of the investors under the Securities Purchase Agreement - in amount equal to $20,000,000 (pursuant to Settlement greement and Release entered into on January 13, 2023 to settle over-issuance of shares). Along with the shares of Series D Preferred Stock the buyer shall receive Additional Warrants exercisable for 185% of shares of Common Stock under conditions similar to other warrants issued under the Securities Purchase Agreement.

c) All investors under the Securities Purchase Agreement - in amount equal to $10,000,000 (pursuant to Settlement Agreement and Release entered into on January 13, 2023 to waive possible rights of the investors upon default of the Company to maintain sufficient number of registered shares required by the Securities Purchase Agreement). Along with the shares of Series D Preferred Stock the buyer shall receive Additional Warrants exercisable for 185% of shares of Common Stock under conditions similar to other warrants issued under the Securities Purchase Agreement.

2)	Other derivative liabilities recognized and remeasured subsequently at fair value correspond to convertible debentures, warrants, and preferred stock, that failed equity presentation when the Company had insufficient number of authorized shares available to settle all potential future conversion transactions.

Most of these derivative liabilities, except for Qiantu warrants (as described below), were initially recognized on November 15, 2022, when the Company had an insufficient number of authorized shares of common stock available for issuance upon conversion of preferred stock and convertible notes payable and the exercise of outstanding warrants. They have been reclassified to equity upon authorization of increase of common stock available for issuance by stockholder of the Company on January 25, 2023.

Qiantu Warrants

On March 14, 2023, the Company entered into an Intellectual Property and Distribution Agreement (the “IP Agreement”) with Qiantu Motor (Suzhou) Ltd., and two of Qiantu Suzhou’s affiliates (herein “Qiantu”). Pursuant to the IP Agreement, Qiantu granted the Company the exclusive license to use certain of Qiantu’s trademarks and the exclusive right to assemble, manufacture, and sell the homologated vehicles based on the Qiantu K-50 model throughout North America and South America for a period of five years (see Note 17 for more details). These rights shall be obtained and the commitment shall only be effective upon the Company’s assessment of feasibility and profitability of the project.

As a part of consideration for the Company’s entry into the IP Agreement, the Company issued to Qiantu USA warrants to purchase up to 3,000,000 (giving effect to the Reverse Stock Split, see Note 1) shares of the Company’s common stock (the “Qiantu Warrants”).

The warrants are exercisable at Qiantu USA’s discretion commencing at any time from September 30, 2023 up to and including September 30, 2024 at 110% of the market price of the Company’s common stock at the close of trading on the earlier of (a) when the Company completes its obligations to its Series D Preferred Stock investors; or (b) June 15, 2023. The Qiantu Warrants have anti-dilution provisions similar to those described above, but they provide for exemption for Series D Preferred Stock transactions rights and obligations that existed on the date the Qiantu Warrants were issued.

As it was expected that the Company may not have a sufficient number of authorized shares of common stock available for issuance during the term of the contract (up to September 2024), the Qiantu Warrants were recognized at fair value on inception ($6,814,000) and on March 31, 2023 ($5,663,000).

Upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion of the underlying instrument and on the balance sheet date), the Company estimated the fair value of these derivatives using the Black-Scholes Pricing Model and binomial option valuation techniques based on the following assumptions: (1) dividend yield of 0%, (2) expected annualized volatility of 151% to 198%, (3) risk-free interest rate of 4.10% to 4.45%. These liabilities are classified as having significant unobservable input (level 3) in the table below.

Breakdown of items recorded at fair value on a recurring basis in condensed consolidated balance sheets by levels of observable and unobservable inputs as of March 31, 2023 and on September 30, 2022 is presented below:

	March 31,	Quoted Prices	Significant	Significant
	2023	in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	(Level 3)
		(Level 1)	(Level 2)
Derivative liability	$30,855,261	$-	$25,192,261	$5,663,000

	September 30,	Quoted Prices	Significant	Significant
	2022	in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	(Level 3)
		(Level 1)	(Level 2)
Derivative liability	$84,799,179	$-	$84,799,179	$0

A summary of all changes in warrants and other derivative liabilities is presented below:

Balance, September 30, 2022	$84,799,179
Derivative liabilities recognized upon issuance of convertible instruments	251,324,164
Derivative liability upon authorized shares shortfall	11,978,166
Loss / (gain) on derivative liability revaluation	89,221,391
Reclassification of derivative liabilities to equity upon authorization of sufficient common shares	(47,818,882)
Financing loss upon over-issuance of shares from warrants	8,934,892
Receivables upon over-issuance of shares from warrants	17,721,868
Liability to issue shares upon unfinished warrant exercise on period end	(55,106,287)
Conversions of warrants into common shares	(319,707,966)
Conversions of convertible notes and accrued interest into common shares	(10,491,265)
Balance, March 31, 2023	$30,855,261

Balance, September 30, 2021	$-
Derivative liabilities recognized upon issuance of convertible instruments	269,344,178
Loss / (gain) on derivative liability revaluation	142,288,528
Reclassification of derivative liabilities to equity upon authorization of sufficient common shares	-
Conversions of warrants into common shares	(207,677,075)
Conversions of convertible notes and accrued interest into common shares	-
Balance, March 31, 2022	$203,955,631

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

At the reconvened special meeting of stockholder on January 25, 2023, stockholders approved the proposal to increase the Company’s authorized common stock capital from 1.75 billion to 5 billion shares.

At March 31, 2023, the Company had 5,000,000,000 shares of common stock authorized with $0.001 par value per share.

Effective May 4, 2023, the Company effectuated a 1-for-25 reverse stock split, which resulted in a reduction in the number of outstanding shares of common stock (see more information in the Note 1 above).

The Company had 126,281,274 and 33,338,727 shares of common stock (post stock split) issued and outstanding at March 31, 2023 and September 30, 2022, respectively.

The holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the common stockholders are entitled to receive the remaining assets following distribution of liquidation preferences, if any, to the holders of our preferred stock. The holders of common stock are not entitled to receive dividends unless declared by our Board. To date, no dividends were declared or paid to the holders of common stock.

If the Company receives a warrant exercise notice or preferred stock conversion notice close to the balance sheet date, and issues relevant order to a transfer agent which is effectively exercised only after the balance sheet date, relevant shares of common stock are presented in the balance sheet as common stock owed but not issued.

Preferred Stock

Under the terms of our Certificate of Incorporation, the Board may determine the rights, preferences, and terms of our authorized but unissued shares of Preferred Stock. On March 31, 2023, the Company had 500,000,000 shares of Preferred Stock authorized with $0.001 par value per share, including 437,500,001 shares of Series D Preferred Stock.

The Reverse Stock Split (see Note 1 above) did not affect the number of shares of Preferred Stock but the conversion ratios were proportionately adjusted to decrease the number of shares of common stock to be issued as a result of the Reverse Stock Split ratio of 1-for-25.

Redemption Rights

The shares of Preferred Stock are not subject to Mandatory Redemption.

The Series C and Series D Preferred Stock are voluntarily redeemable by the Company in accordance with the following schedule, provided that the issuance of shares of common stock issuable upon conversion has been registered and the registration statement remains effective:

Year 1: No Redemption

Year 2: Redemption at 120% of the Redemption Price

Year 3: Redemption at 115% of the Redemption Price

Year 4: Redemption at 110% of the Redemption Price

Year 5: Redemption at 105% of the Redemption Price

Year 6 and thereafter: Redemption at 100% of the Redemption Price

The Preferred Stock is also redeemable at any time for a price per share equal to the Issue Price, plus all unpaid accrued and accumulated dividends on such share (whether or not declared), provided: (A) the Preferred Stock has been issued and outstanding for a period of at least one year, (B) the issuance of the shares of common stock underlying the Preferred Stock has been registered pursuant to the Securities Act and such registration remains effective, and (C) the trading price for the common stock is less than the Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market.

Dividends

The holders of Series A and Series B Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Series A Preferred Stock and Series B Preferred Stock participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during the three and six months ended March 31, 2023, and 2022.

The Series C Preferred Stock originally provided for a cumulative 15.0% per annum fixed dividend on the Series C Original Issue Price plus unpaid accrued and accumulated dividends. On January 13, 2023, the Company and holders of Series C Preferred Stock entered into a waiver agreement pursuant to which such holders irrevocably waived their right to receive any and all cumulative 15.0% per annum fixed dividends on such Preferred Stock, including all unpaid accrued and accumulated dividends. Corresponding adjustment to the additional paid-in capital of the Company amounted to $6,872,075.

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the Common Stock. The Series D Preferred Stock dividend payable balance was approximately $361,321 on March 31, 2023.

The Company may elect to pay dividends for any month with a payment-in-kind (“PIK”) election if (i) the shares issuable further to the PIK are subject to an effective registration statement, (ii) the Company is then in compliance with all listing requirements of NASDAQ and (iii) the average daily trading dollar volume of the Company’s common stock for 10 trading days in any period of 20 consecutive trading days on the NASDAQ is equal to or greater than $27.5 million.

Liquidation, Dissolution, and Winding Up

Upon the completion of a distribution pursuant to a Liquidation Event to the Series B Preferred Stock and Series C Preferred Stock, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any proceeds to the holders of the common stock, by reason of their ownership thereof, $1.29 per share of each share of the Series A Preferred Stock (as adjusted for any stock splits, stock dividends, combinations, recapitalizations or the like with respect to the Series A Preferred Stock), plus declared but unpaid dividends on such share. “Liquidation Event” is as defined in the Certificate of Incorporation and, subject to certain exceptions, includes a sale or other disposition of all or substantially all of the Company’s assets, certain mergers, consolidations and transfers of securities, and any liquidation, dissolution or winding up of the Company.

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

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into 4 (giving effect to the Reverse Stock Split – see Note 1) shares of fully paid and non-assessable shares of common stock (rounding up to the nearest share).

Each share of Series B Preferred Stock and each share of Series C Preferred Stock are convertible at the option of the holder at any time into such number of shares of common stock as is determined by dividing the Issue Price by the relevant Conversion Price (in each case, subject to adjustment). As of March 31, 2023 there were no shares of Series B Preferred Stock issued and outstanding. As of March 31, 2023, each share of Series C Preferred Stock is convertible into 0.04 (giving effect to the Reverse Stock Split – see Note 1) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

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

The Series D Preferred Stock is convertible at the option of each holder at any time into the number of shares of common stock determined by dividing the Series D Original Issue Price (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the Series D Conversion Price, subject to adjustment as set in the Certificate of Designation.  The "Series D Original Issue Price" for each share of the Series D Preferred Stock means the lower of (i) $1.27 or (ii) the closing price on the Trading Day immediately preceding the Purchase Notice Date. As of March 31, 2023, each share of Series D is convertible into 0.04 (giving effect to the Reverse Stock Split – see note 1) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

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

Voting Rights

The holders of shares of common stock and Series A, Series B and Series C Preferred Stock at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders; provided, however, that, any proposal which adversely affects the rights, preferences and privileges of the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock, as applicable, must be approved by a majority in interest of the affected series of Preferred Stock, as the case may be.

Each holder of common stock, Series B Preferred and Series C Preferred has right to one vote for each share of Common Stock into which such Series B Preferred Stock and/or Series C Preferred Stock, as applicable, could be converted. Each holder of Series A Preferred has the right to 1,000 votes per share held of record by such holder.

The holders of Series D Preferred Stock have no voting rights except for protective voting rights (one vote for each share of common stock into which such Series D Preferred Stock could be converted) in such cases as approval of a liquidation event, authorization of issue of securities having a preference over or parity with the Series D Preferred Stock with respect to dividends, liquidation, redemption or voting, entering a merger or consolidation, etc.

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

For the three and six months ended March 31, 2023, and 2022, the convertible debt and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.” The warrants to purchases shares of common stock also were excluded from the computation because the result would have been antidilutive.

The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Net income attributable to common stockholders	$(114,913,318)	$(324,608,480)	$(491,189,104)	$(480,670,029)
Less: accumulated preferred stock dividends	8,039,612	(32,735,345)	7,400,935	(32,735,345)
Net income used in computing basic net income per share of common stock	$(106,873,706)	$(357,343,825)	$(483,788,169)	$(513,405,374)

Net loss per share	$(1.30)	$(173.83)	$(7.09)	$(370.53)

Weighted average shares outstanding, basic and diluted	82,409,028	2,055,720	68,262,145	1,385,594

NOTE 10 – SHARE-BASED COMPENSATION

The Company has a share incentive plan that is part of its annual discretionary share-based compensation program. The plan includes consultants and employees, including directors and officers. For employees, they are notified of company share incentives during the onboarding process. The employee’s offer letter briefly describes the plan. Subject to the approval of our Board of Directors Compensation Committee, employees are issued a specified number of shares of the Company’s common stock. The total expense recognized for share awards represents the grant date fair value of such awards, which is generally recognized as a charge to income ratably over the vesting period.

The Company has adopted the CEO Award Incentive Plan, approved by the Board and by stockholder on July 26, 2022 at the 2022 Annual Meeting of Stockholders. Under this plan, the Chief Executive Officer is entitled to share-based awards generally calculated as 1-2% of then outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones) that are supposed to significantly increase value of the Company. The compensation is accrued over the service term when it is probable that the milestone will be achieved (as at March 31, 2023 the accrual for future awards is approximately $2.4 million).

Consulting agreements with shares for services have a cost determined by the number of shares granted within the individual contract multiplied by the market value of the shares provided on date of grant. The number of shares specified within the individual agreements are generally negotiated by our Chief Executive Officer and approved by the Board. The consultant typically earns share-based compensation over the service period which is generally recognized as a charge to income ratably over the vesting period. The common stock provided for services are accounted for as professional fees within G&A expense and employee share issuances are part of compensation expense.

	For the three months ended March 31,		For the six months ended March 31,
Composition of Share-Based Compensation Expense	2023	2022	2023	2022
Directors, officers and employees share-based compensation	$11,320,052	$1,688,694	$47,697,024	$3,292,987
Shares issued to consultants for services	8,229,905	21,546,573	12,606,343	24,042,060
Total share-based compensation expense	$19,549,957	$23,235,267	$60,303,367	$27,335,047

NOTE 11 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2023	September 30, 2022
Accrued Expenses and Other Liabilities
Accrued expense - other	$3,211,783	$3,529,384
IRS tax liability	185,873	1,744,707
Accrued payroll	1,621,034	534,782
Accrued interest	1,193,150	1,377,008
Total	$6,211,840	$7,185,881

Accrued payroll represents salaries and benefits that are owed to employees, including payroll tax liabilities. Accrued interest of $1,193,150 relates to finance charges on debt financing, interest on loans, and convertible notes payable. See Note 6 - Debt.

NOTE 12 – LIABILITY TO ISSUE STOCK

Liability represents stock payable that is accrued for and issuable at a future date for certain convertible securities and warrants and was $55,106,287 as of March 31, 2023. As of March 31, 2023 consultants stock compensation was $578,582, and employees and directors stock compensation was $3,582,602. As of September 30, 2022, liability to issue stock to Esousa was $10,710,000.

NOTE 13 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	March 31,	September 30,
	2023	2022
Building	$50,541,364	$8,306,697
Furniture and equipment	552,859	556,948
Vehicles	220,886	96,363
Show room assets	4,428,544	4,418,724
Computer hardware and software	1,316,745	1,013,308
Machinery and equipment	41,109,337	7,383,612
Construction-in-progress	1,047,583	269,778
Leasehold improvements	111,570	76,438
Subtotal	99,328,888	22,121,868
Less: accumulated depreciation	(9,686,904)	(4,335,166)
Property, Equipment and Leasehold Improvements, net	$89,641,984	$17,786,702

Property, plant and equipment assets are stated at cost, net of accumulated amortization. Depreciation expense related to property, equipment, and leasehold improvements for the three and six months ended March 31, 2023, was $2,947,555 and $5,351,737, and was $447,720 and $721,129 for the three and six months ended March 31, 2022, respectively.

The ELMS asset acquisition closed on November 30, 2022 (See Note 4 – Purchase of assets from ELMS), and include property, plant, and equipment additions of:

●	The Mishawaka, Indiana factory, which consisted of land and building of $1.44 million and $41.29 million, respectively; and
●	All property including equipment, machinery, supplies, computer hardware, software, communication equipment, data networks and all other data storage, that totaled $33.6 million in machinery additions.

NOTE 14 – OTHER NONCURRENT ASSETS

Other assets consist of the following:

	March 31, 2023	September 30, 2022
Other Assets
Other assets	$5,000	$81,588
Other receivables	109,184	1,232,387
Security deposits	1,052,872	281,057
Total Other Assets	$1,167,056	$1,595,032

NOTE 15 – OPERATING EXPENSES

General and Administrative Expenses consist of the following:

	Three months ended March 31,		Six months ended March 31,
	2023	2022	2023	2022
Professional fees	$12,386,745	$21,725,222	$46,634,060	$26,864,554
Salaries	18,466,153	4,217,073	37,013,975	7,378,993
Depreciation	2,966,086	302,859	5,370,269	610,558
Amortization	850,370	—	3,607,075	—
Lease	843,963	559,583	1,675,054	1,019,118
Settlements and penalties	6,244,504	589,846	6,265,349	884,832
Employee benefits	585,053	545,108	1,618,690	913,160
Utilities and office expense	905,711	111,419	1,067,103	225,913
Advertising and promotions	1,158,595	472,803	3,760,269	2,925,593
Taxes and licenses	150,323	210,697	251,881	279,488
Repairs and maintenance	201,058	60,482	382,297	79,702
Executive expenses and directors' fees	81,022	—	290,066	—
Listing and regulatory fees	1,433,502	—	2,735,345	—
Other	1,139,253	474,341	1,736,916	988,605
Total	$47,412,338	$29,269,433	$112,408,349	$42,170,516

Within professional fees is stock based compensation for services rendered to consultants. Salaries include stock based compensation to officers and employees. The expense is recorded at fair value of the shares to be issued (see Note 10 for stock based compensation).

Research and development

Research and development for the three months ended March 31, 2023 and 2022 was $20,478,971 and $1,183,437, respectively. Research and development for the six months ended March 31, 2023 and 2022 was $29,100,980 and $2,340,761, respectively. Costs are expensed as incurred. Research and development expenses are primarily comprised of external fees for engineering, homologation, prototyping costs and other expenses related to preparation to mass-production of electric vehicles such as Mullen Five EV, Mullen One EV cargo van, etc.

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

The table below presents information regarding our lease assets and liabilities:

	March 31, 2023	September 30, 2022
Assets:
Operating lease right-of-use assets	$6,029,432	$4,597,052
Liabilities:
Operating lease liabilities, current	(2,235,197)	(1,428,474)
Operating lease liabilities, non-current	(4,163,705)	(3,359,354)
Total lease liabilities	$(6,398,902)	$(4,787,828)
Weighted average remaining lease terms:
Operating leases	1.75 years	2.63 years
Weighted average discount rate:
Operating leases	28%	28%

Operating lease costs:	For the three months ended March 31,		For the six months ended March 31,
	2023	2022	2023	2022
Fixed lease cost	$782,101	$452,789	$1,360,748	$739,271
Variable lease cost	30,828	130,752	61,822	260,357
Short-term lease cost	—	29,185	—	125,777
Sublease income	(45,885)	(53,144)	(65,629)	(106,287)
Total operating lease costs	$767,044	$559,582	$1,356,941	$1,019,118

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

The following table reflects maturities of operating lease liabilities at March 31, 2023:

Years ending
March 31,
2023 (6 months)	$1,763,109
2024	3,062,953
2025	2,412,336
2026	599,369
2027	405,882
Thereafter	107,972
Total lease payments	$8,351,621
Less: imputed interest	(1,952,719)
Present value of lease liabilities	$6,398,902

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

DBI Lease Buyback Servicing LLC, Drawbridge Investments LLC v. Mullen Automotive Inc.

In June 2022, we entered into a letter agreement with DBI Lease Buyback Servicing LLC (“DBI”) wherein we agreed to provide DBI with a right to purchase up to $25 million worth of a to-be-issued Series E Convertible Preferred Stock and warrants. The option and its terms have not been finalized.

On March 2, 2023, DBI and Drawbridge Investments LLC (collectively, “Drawbridge”) filed a complaint in the Commercial Division of the Supreme Court of the State of New York, County of New York against Mullen. The complaint asserts three claims against Mullen arising out of an alleged Series E option agreement by which Drawbridge allegedly would be able to purchase to-be-created Series E preferred shares and obtain warrants for Mullen’s common stock in exchange for, inter alia, a $3.5 million discount on a promissory note held by Drawbridge.  Specifically, Drawbridge asserts claims for: (1) specific performance of the alleged agreement; (2) money damages (in an amount exceeding $100 million) arising out of Mullen’s alleged breach of the alleged agreement; and (3) declaratory judgment setting forth plaintiff’s rights and Mullen’s obligations under the alleged agreement.

Drawbridge also commenced an action by Order to Show Cause whereby plaintiffs, inter alia, sought a temporary restraining order (“TRO”) (a) enjoining Mullen from (i) increasing the number of designated shares for any outstanding stock and (ii) issuing new preferred stock; and (b) requiring Mullen to maintain at least 500 million in authorized common stock.  On March 14, 2023, the Court vacated the TRO and entered an Order on March 15, 2023 whereby the TRO was vacated and denied. At the April 18, 2023 hearing for the preliminary injunctive relief sought by plaintiffs in the Order to Show Cause and after reviewing Mullen’s opposition and hearing oral argument from both sides, the Court reserved decision on plaintiffs’ motion.

The Company does not have an estimate of possible loss as of March 31, 2023.

Mullen Technologies Inc. v. Qiantu Motor (Suzhou) Ltd.

This matter arises out of a contract dispute between Mullen and Qiantu Motor (Suzhou) Ltd. (“Qiantu Suzhou”) related to the engineering, design, support, and homologation of Qiantu’s K50 vehicle by Mullen.

On March 14, 2023, the parties entered into a Settlement Agreement providing for full settlement of all pending litigation between the Company and Qiantu Suzhou. The parties also released all claims against each other arising from or in connection with the matters and claims that were subject to the legal proceedings. Pursuant to the Settlement Agreement, (1) the parties agreed to enter into an IP Agreement (as defined and described below) and (2) in connection with the settlement of the Legal Proceedings and for the privilege of entering into the IP Agreement, the Company paid $6 million to Qiantu Suzhou.

In connection with the execution of the Settlement Agreement, on March 14, 2023, the Company entered into an Intellectual Property and Distribution Agreement (the “IP Agreement”) with Qiantu Suzhou, and two of Qiantu Suzhou’s affiliates (herein “Qiantu”). Pursuant to the IP Agreement, Qiantu granted the Company the exclusive license to use certain of Qiantu’s trademarks and the exclusive right to assemble, manufacture, and sell the homologated vehicles based on the Qiantu K-50 model throughout North America (including Canada, Mexico, and the United States of America) and South America for a period of five (5) years, which period does not start until the Company has successfully homologated vehicles based on terms of the IP Agreement (the “Five Year Period”). During the Five Year Period, the Company is also obligated to purchase a certain number of vehicle kits every year from Qiantu. These rights shall be obtained and the commitment shall only be effective upon the Company’s assessment of feasibility and profitability of the project within 150 days as provided for by the IP Agreement.

As consideration for the Company’s entry into the IP Agreement, (1) the Company issued to Qiantu USA warrants to purchase up to 3,000,000 shares of the Company’s common stock (the “Qiantu Warrants”) as described below; (2) the Company will pay Qiantu $2,000,000 for deliverable items under the IP Agreement; and (3) the Company will pay Qiantu a royalty fee of $1,200 for each homologated vehicle sold in North America and South America during the term of the IP Agreement. The Qiantu Warrants were issued upon execution of the IP Agreement and are exercisable at Qiantu USA’s discretion commencing at any time from September 30, 2023 up to and including September 30, 2024 at 110% of the market price of the Company’s common stock at the close of trading on the earlier of (a) when the Company completes its obligations to its Series D Preferred Stock investors; or (b) June 15, 2023 (for more information on the warrants, see note 7).

International Business Machines (“IBM”)

This claim was filed in the Supreme Court of the State of New York on May 7, 2019. This matter arises out of a contract dispute between Mullen and IBM related to a joint development and technology license agreement, patent license agreement, and a logo trademark agreement. On November 9, 2021, the court, pursuant to an inquest order, awarded damages in favor of IBM and on December 1, 2021, the court entered a judgment in favor of IBM in the amount of $5,617,192, which the Company paid.

On February 2, 2022, IBM filed a Motion to Amend the Judgment it had obtained to add Mullen Automotive and Ottava as Judgment Debtors. Mullen filed an Appeal on April 8, 2022. A settlement was reached in which Mullen paid the full amount of the Judgment with interest, for a total of approximately $5.9 million, but maintained its Appeal rights. IBM then filed a Motion to Dismiss the Appeal based on Mullen’s payment of the Judgment. Mullen filed an Opposition to the same on July 18, 2022, and the hearing of the matter was set for July 25, 2022. The Court took the same under submission, and a decision has still not been issued. The Appeal remains pending.

Federal and State Tax Liabilities

During the third quarter of 2022, the Company entered into an instalment agreement with the IRS to pay $45,000 per month related to unpaid federal payroll liabilities plus accrued interest and penalties. In addition to the payment plan, the IRS also collected $725,817 when the Company sold property IRS had liened. As of March 31, 2023, we had an accrued liability of $185,873 related to IRS liabilities.

The GEM Group

On September 21, 2021, the GEM Group filed an arbitration demand and statement of claim against Mullen seeking declaratory relief and damages. This matter arises out of an alleged breach of a securities purchase agreement dated November 13, 2020. On April, 20, 2023, at the direction of the sole arbitrator, closing arguments for the arbitration previously scheduled for April 28, 2023, were rescheduled for May 18, 2023. The Company does not have an estimated of possible loss as of March 31, 2023.

TOA Trading LLC Litigation

This claim arises out of an alleged breach of contract related to an unpaid finder’s fee. On April 11, 2022, TOA Trading LLC and Munshibari LLC, filed a complaint against Mullen Automotive Inc. and Mullen Technologies Inc. in the United States District Court for the Southern District of Florida. On May 18, 2022, the Company filed a Motion to Dismiss or in the Alternative, Transfer Venue, which has not yet been ruled upon. The Company does not have an estimate of possible loss as of March 31, 2023.

Mullen Stockholder Litigation

Margaret Schaub v. Mullen Automotive, Inc. – Securities Class Action

On May 5, 2022, Margaret Schaub, a purported stockholder, filed a putative class action complaint in the United States District Court Central District of California against the Company, as well as its Chief Executive Officer, David Michery, and the Chief Executive Officer of a predecessor entity, Oleg Firer (the “Schaub Lawsuit”).  This lawsuit was brought by Schaub both individually and on behalf of a putative class of the Company’s shareholders, claiming false or misleading statements regarding the Company’s business partnerships, technology, and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder.  The Schaub Lawsuit seeks to certify a putative class of shareholders, and seeks monetary damages, as well as an award of reasonable fees and expenses. The Company filed a motion to dismiss on November 22, 2022. On April 13, 2023, the court took the April 14, 2023 hearing off calendar after determining that oral argument was not necessary. The Company’s motion to dismiss has been taken under submission. The Company does not have an estimate of possible loss as of March 31, 2023.

Jeff Witt v. Mullen Automotive, Inc.; Hany Morsy v. David Michery, et al. - Consolidated Derivative Action

On August 1, 2022, Jeff Witt and Joseph Birbigalia, purported stockholders, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, Mr. Firer, and current or former Company directors Ignacio Novoa, Mary Winter, Kent Puckett, Mark Betor, William Miltner and Jonathan New (the “Witt Lawsuit”).  On September 30, 2022, Hany Morsy, a purported stockholder, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, Mr. Firer, former Company officer and director, Jerry Alban, and Company directors Mr. Novoa, Ms. Winter, Mr. Puckett, Mr. Betor, Mr. Miltner, and Mr. New (the “Morsy Lawsuit”).  On November 8, 2022, the court consolidated the Witt Lawsuit and Morsy Lawsuit into one case. The consolidated lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, gross mismanagement, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit.  The consolidated lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, monetary damages, pre-judgment and post-judgment interest, restitution, as well as an award of reasonable fees and expenses.

On November 30, 2022, the court stayed this consolidated derivative action pending (1) dismissal of the consolidated securities class action (the Schaub Lawsuit discussed above), or (2) the filing of an answer in the consolidated securities class action and notice by any party that they no longer consent to the voluntary stay of this consolidated derivative action.  The case currently remains stayed.

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

Thomas Robbins v. David Michery, et al.; Patrick V.P. Foley, Jr. and Jeffrey Pudlinski v. David Michery, et al.

On December 7, 2022, Thomas Robbins, a purported stockholder, filed a putative stockholder class action complaint for declaratory and injunctive relief in the Court of Chancery of the State of Delaware against the Company, Mr. Michery, and current or former Company directors Mr. Novoa, Ms. Winter, Mr. Betor, Mr. Anderson, Mr. Miltner, Mr. Puckett, and Mr. New (the “Robbins Lawsuit”).  On December 13, 2022, a second putative stockholder class action was filed in the Court of Chancery, styled as Foley v. Michery, et al., (the “Foley Lawsuit” and, together with the Robbins Lawsuit, the “Stockholder Actions”). The Stockholder Actions seek declaratory and injunctive relief related to the vote on a series of proposal at a special meeting of Company stockholders that was held on December 23, 2022, and asserts claims for breach of fiduciary duty against all Company directors (except Mr. New).  The consolidated lawsuit also seeks an award of fees and costs related to this action.

On February 3, 2023, the Court entered a stipulated order pursuant to which plaintiffs voluntarily dismissed the Stockholder Actions with prejudice as to themselves only and retained jurisdiction solely for the purpose of deciding any application of plaintiffs’ counsel for an award of attorneys’ fees and expenses. On March 3, 2023, plaintiffs’ counsel filed their motion for an award of attorneys’ fee and expenses for benefits they contend were conferred on the Company and its stockholders in connection with the Stockholder Actions (the “Fee Application”), seeking an award of attorneys’ fee and expenses in the amount of $3.0 million. The Court has scheduled a hearing to consider the Fee Application on May 25, 2023.

On November 30, 2022, the court stayed this consolidated derivative action pending (1) dismissal of the consolidated securities class action (the Schaub Lawsuit discussed above), or (2) the filing of an answer in the consolidated securities class action and notice by any party that they no longer consent to the voluntary stay of this consolidated derivative action.  The case currently remains stayed.

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

NOTE 18 – RELATED PARTY TRANSACTIONS

Affiliate Note Receivable

Prior to its corporate reorganization on November 5, 2021, Previous Mullen operated as a division of Mullen Technologies, Inc. (“MTI”). Subsequent to the corporate reorganization, the Company has provided management and accounting services to MTI. On March 31, 2023, the Company entered a note receivable with an affiliated party. The borrower promises to pay the principal amount of $1,388,405 plus all accrued interest to the noteholder on March 31, 2025. The borrower may prepay the loan without any penalty or premium. The loan carries an annual interest rate of 10%, which may increase to 15% if the borrower defaults on any payment. As of March 31, 2023, there was an additional $314,198 in related party receivable from MTI which was included in Prepaids and Other Current Assets. As of September 30, 2022, the Company incurred approximately $1.2 million of costs on behalf of MTI, within non current assets.

Director Provided Services

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner also is an elected Director for the Company, beginning his term in August 2021. For the three and six months ended March 31, 2023, Mr. Miltner received $193,043 and $428,877, for services rendered, respectively. Mr. Miltner has been providing legal services to us since 2020.

Ignacio Novoa

On June 9, 2022, the Board of Directors of the Company appointed Ignacio Novoa as a director effective as of June 28, 2022.  Prior to his appointment, on January 12, 2022, the Company and Mr. Novoa entered into a 1-year Consulting Agreement, whereby Mr. Novoa provided electric vehicle market research, analysis of market trends in the electric vehicle industry and other research and services.

Mary Winter

On October 26, 2021, the Company entered into a 1-year consulting agreement with Mary Winter, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities in the amount of $60,000 annually or $5,000 per month.

NOTE 19 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through May 15, 2023, which is the date these condensed consolidated financial statements were available to be issued.

Amendment No. 4 to the Securities Purchase Agreement

On April 3, 2023, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the existing Securities Purchase Agreement dated as of June 7, 2022 and amended on June 23, 2022, September 19, 2022 and November 15, 2022 (the “Securities Purchase Agreement”), the terms of which, including the terms of Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D Preferred Stock”), were previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2022.

Pursuant to Amendment No. 4, the Company irrevocably committed to effect the issuance of Series D Preferred Stock and warrants upon receipt of the remaining $90 million of the Commitment Amount, which is to be paid in two equal tranches on April 17, 2023, and May 15, 2023 (each, a “Purchase Date”). The Company also agreed that it will not affect a reverse stock split of its common stock during the five trading days prior to either Purchase Date. All other terms and conditions of the Securities Purchase Agreement remain unchanged and in full force and effect.

In connection with this Amendment No. 4, on April 4, 2023, the Company entered into three promissory notes in the aggregate principal amount of $20 million. The principal and interest under the Promissory Notes was due on April 17, 2023, and paid on April 21, 2023 and April 24, 2023. The Promissory Notes had an interest at a rate of 15% per annum, which increases to 20% per annum if payments under the Promissory Notes are not paid when due.

Agreement effective April 17, 2023, to Securities Purchase Agreement

On April 17, 2023, related to the Securities Purchase Agreement, the Company committed to issuing Series D Convertible Preferred Stock and warrants upon receipt of $45,000,000. An investor paid $16,363,636.50 for the shares, but the issuance of the Shares is void ab initio, and instead, the Company issued 6,545,455 shares of common stock. All other terms of the Securities Purchase Agreement remain unchanged.

Mullen Advanced Energy Operations LLC

On April 17, 2023, the Company entered into a binding Letter of Agreement with Lawrence Hardge, Global EV Technology, Inc., and EV Technology, LLC to partner on a device known as a Battery Life Enhancing Technology. The parties will form a new corporation called Mullen Advanced Energy Operations to develop, manufacture, market, sell, lease, distribute, and service all products resulting from the technology. The Company will hold a 51% equity interest in MAEO, and EVT will hold a 49% equity interest. EVT will license the technology and intellectual property rights to MAEO and assign all rights to governmental and other contracts relating to the technology. The Company will pay Mr. Hardge an upfront payment of $50,000 and then $5.0 million upon execution of definitive agreements and completion of IP assignment. The Company will also fund up to $5.0 million for all MAEO business operations, with additional funding based on a budget reasonably approved by the parties.

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

The following table summarizes the impacts of these error corrections on the Company's financial statements for each of the periods presented below:

Quarter ended March 31, 2022 (Unaudited)	Impact of correction of error - quarter			Impact of correction of error - year to date
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated

Loss from operations	($ 30,452,870)	-	($ 30,452,870)	($ 44,511,277)	-	($ 44,511,277)

Other financing costs - initial recognition of warrants at fair value	-	(160,364,949)	(160,364,949)	-	(269,344,178)	(269,344,178)
Revaluation of warrants	-	(131,670,146)	(131,670,146)	-	(142,288,528)	(142,288,528)
Others	(2,120,515)	-	(2,120,515)	(24,526,046)	-	(24,526,046)
Other income (expense)	(2,120,515)	(292,035,095)	(294,155,610)	(24,526,046)	(411,632,706)	(436,158,752)
Net loss	($ 32,573,385)	($ 292,035,095)	($ 324,608,480)	($ 69,037,323)	($ 411,632,706)	($ 480,670,029)
Deemed dividend on preferred stock	-	(32,735,345)	(32,735,345)	-	(32,735,345)	(32,735,345)
Net loss attributable to common stockholders	($ 32,573,385)	($ 324,770,440)	($ 357,343,825)	($ 69,037,323)	($ 444,368,051)	($ 513,405,374)
Loss per share - continuing operations	(15.85)		(173.83)	(49.83)		(370.53)
Weighted average common shares outstanding	2,055,720		2,055,720	1,385,594		1,385,594

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the financial statements and other financial information included elsewhere in this Quarterly Report on Form 10-Q (this “Report”) and with our audited financial statements and other information presented in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2022 filed with the SEC on January 30, 2023. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as amended, for the year ended September 30, 2022.

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

Research and Development Expense

To date, our research and development expenses have consisted primarily of engineering services in connection with the design of our EVs and development of the prototypes. As we ramp up for commercial operations, we anticipate that research and development expenses will increase for the foreseeable future as we expand our hiring of engineers and designers and continue to invest in new vehicle model design and development of technology.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022	$ Change	% Change

Operating costs and expenses:
General and administrative	$47,412,338	$29,269,433	$18,142,905	62%
Research & development	20,478,971	1,183,437	19,295,534	1,630%
Total Operating Expense	67,891,309	30,452,870	37,438,439	123%
Loss from Operations	$(67,891,309)	(30,452,870)	(37,438,439)	123%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	—	(160,364,949)	160,364,949	(100)%
Loss on derivative liability revaluation	(48,439,415)	(131,670,146)	83,230,731	(63)%
Loss extinguishment of debt, net	(40,000)	—	(40,000)	—%
Gain on sale of fixed assets	385,031	—	385,031	—%
Interest expense	(1,745,882)	(2,120,515)	374,633	(18)%
Loan discount amortization expense	(142,287)	—	(142,287)	—%
Other income, net	482,405	—	482,405	—%
Total other expense	(49,500,148)	(294,155,610)	244,655,462	(83)%
Income tax benefit	482,922	—	482,922	—%
Net loss before accrued preferred dividends and noncontrolling interest	$(116,908,535)	$(324,608,480)	$207,699,945	(64)%

Net loss before accrued preferred dividends and noncontrolling interest

Net loss before accrued preferred dividends and noncontrolling interest was $116.9 million and $324.6 million for the three months ended March 31, 2023 and 2022, respectively.

The $207.7 million or 64% decrease in Net loss before accrued preferred dividends and noncontrolling interest was primarily due to a $244.7 million decrease in non-cash financing expenses and revaluation and $37.4 million increase in operating losses to ramp up of development efforts and reflecting the additional expenses from Bollinger and ELMS.

General and Administrative

General and administrative expenses increased by $18.1 million or 62% to $47.4 million for the three months ended March 31, 2023, from $29.3 million in the three months ended March 31, 2022, primarily due to increases in professional services, marketing, and stock compensation related expenses associated with the growth of personnel and resources necessary to develop and launch our electric vehicles.

Research and Development

Research and development expenses increased by $19.3 million or 1,630% to $20.5 million for the three months ended March 31, 2023, compared to $1.2 million in the three months ended March 31, 2022. Research and development expenses primarily consist of engineering, homologation, and prototyping costs. Research and development expenses for the three months ended March 31, 2023 also include $6.8 million costs representing fair value of warrants issued for acquisition of right to assemble, manufacture, and sell the homologated vehicles based on the Qiantu K-50, subject to positive assessment of feasibility and profitability of the project by the Company (see Note 7). The research and development costs are expected to rise with continuing development of our electric vehicle programs. There will also be incremental research and development costs associated with the recent acquisition of Bollinger Motors for the B1/B2 and Class 4 delivery chassis.

Other financing costs – initial recognition of derivative liabilities

Other financing costs for the initial recognition of derivative liabilities was $0 for the three months ended March 31, 2023 as compared to $160.4 million of derivative initial recognition expense for the three months ended March 31, 2022.

Revaluation of derivative liabilities

The revaluation of derivative liabilities losses decreased $83.2 million from $131.7 million for the three months ended March 31, 2022 to $48.4 million for the three months ended March 31, 2023 as more warrants were exercised during the period ended March 31, 2023 and less derivative liabilities are outstanding as of that date.

Interest expense

Interest expense decreased by $0.4 million or 18% to $1.7 million for the three months ended March 31, 2023 from $2.1 million for the three months ended March 31, 2022. The decrease in interest expense year over year is primarily due to unpaid principal balance decreasing from $22.1 million on March 31, 2022 to $7.6 million on March 31, 2023.

Loan amortization expense

Loan amortization expense increased $0.1 million to $0.1 million for the three months ended March 31, 2023 versus zero for the three months ended March 31, 2022.

Deferred tax benefit

Deferred tax benefit was $0.5 million for the three months ended March 31, 2023 as compared to zero for the three months ended March 31, 2022 due to an adjustment in permanent timing differences for amortization expense.

Other income (expense), net

Other income, net was $0.5 million for the three months ended March 31, 2023 as compared to zero of other income, net for the three months ended March 31, 2022. Bollinger earned interest on a money market account opened in January 2023.

Comparison of the Six Months Ended March 31, 2023 to the Six Months Ended March 31, 2022

The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended
	March 31,
	2023	2022	$ Change	% Change

	(dollar amounts, except percentages)
Operating costs and expenses:
General and administrative	$112,408,349	$42,170,516	$70,237,833	167%
Research & development	29,100,980	2,340,761	26,760,219	1,143%
Total Operating Expense	141,509,329	44,511,277	96,998,052	218%
Loss from Operations	(141,509,329)	(44,511,277)	(96,998,052)	218%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(255,960,025)	(269,344,178)	13,384,153	(5)%
Loss on derivative liability revaluation	(89,221,391)	(142,288,528)	53,067,137	(37)%
Gain extinguishment of debt, net	(6,452,170)	74,509	(6,526,679)	—%
Gain on sale of fixed assets	385,031	—	385,031	—%
Interest expense	(4,573,971)	(24,559,459)	19,985,488	(81)%
Loan discount amortization expense	(142,287)	—	(142,287)	—%
Loss on debt settlement	—	(41,096)	41,096	(100)%
Other income, net	1,128,286	—	1,128,286	—%
Total other expense	(354,836,527)	(436,158,752)	81,322,225	(19)%
Income tax benefit	976,576		976,576	—%
Net loss before accrued preferred dividends and noncontrolling interest	$(495,369,280)	$(480,670,029)	$(14,699,251)	3%

Net loss before accrued preferred dividends and noncontrolling interest

Net loss before accrued preferred dividends and noncontrolling interest was $495.4 million and $480.7 million for the six months ended March 31, 2023 and 2022, respectively.

The $14.7 million or 3% increase in Net loss before accrued preferred dividends and noncontrolling interest was primarily due to a $66.5 million decrease in non-cash financing expenses offset by the $97.0 million increase in operating losses to ramp up of development efforts and reflecting the addition expenses after acquisition of Bollinger Motors and after purchase of ELMS assets.

General and Administrative

General and administrative expenses increased by $70.2 million or 167% to $112.4 million for the six months ended March 31, 2023, from $42.2 million in the six months ended March 31, 2022, primarily due to increases in professional services, marketing, and stock compensation related expenses associated with the growth of personnel and resources necessary to develop and launch our electric vehicles.

Research and Development

Research and development expenses increased by $26.8 million, or 1,143%, to $29.1 million for the six months ended March 31, 2023, versus $2.3 million in the six months ended March 31, 2022. Research and development expenses primarily consist of engineering, homologation, and prototyping costs. Research and development expenses for the three months ended March 31, 2023 also include $6.8 million costs representing fair value of warrants issued for acquisition of right to assemble, manufacture, and sell the homologated vehicles based on the Qiantu K-50, subject to positive assessment of feasibility and profitability of the project by the Company (see Note 7). Research and development costs are expected to rise with continuing development of our electric vehicle programs. There may also be incremental research and development costs associated with the recent acquisition of Bollinger Motors for the B1/B2 and Class 4 delivery chassis.

Other financing costs – initial recognition of derivative liabilities

Other financing costs for the initial recognition of derivative liabilities decreased from $269.3 million for the six months ended March 31, 2022, to $256.0 million for the six months ended March 31, 2023.

Gain / (loss) on extinguishment of debt, net

The loss on debt settlement increased $6.5 million from $0.1 million gain for the six months ended March 31, 2022, to a loss of $6.5 million for the six months ended March 31, 2023. The loss on debt settlement increase is primarily due to a settlement with investors claiming losses caused by the Company and the exchange of old note to Esousa for new replacement note.

Revaluation of derivative liabilities

The loss on revaluation of derivative liabilities decreased $53 million from $142.3 million for the six months ended March 31, 2022 to $89.2 million for the six months ended March 31, 2023 as more warrants were exercised during the period ended March 31, 2023 and less derivative liabilities are outstanding as of that date.

Interest expense

Interest expense decreased by $20.0 million or 81% to $4.6 million for the six months ended March 31, 2023 from $24.6 million for the six months ended March 31, 2022, primarily due to the decrease in the convertible debt balance as well as from the paydown of debt principal during the quarter ended March 31, 2023.

Loan amortization expense

Loan amortization expense was $0.1 million for the six months ended March 31, 2023, from zero for the six months ended March 31, 2022.

Deferred tax benefit

Deferred tax benefit increased $1.0 million to $1.0 million for the six months ended March 31, 2023 as compared to zero for the six months ended March 31, 2022 due to an adjustment in permanent timing differences for amortization expense.

Other income (expense), net

Other income, net increased $1.1 million to $1.1 million for the six months ended March 31, 2023, as compared to zero of other income, net for the six months ended March 31, 2022. Bollinger earned interest on a money market account opened in January 2023.

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

As of March 31, 2023, our cash and cash equivalents (excluding restricted cash) amounted to $60.3 million. Included in the $26.4 million restricted cash balance at March 31, 2023, is $26.0 million available for development and operations of Bollinger. The total cash available for operations and development was $86.3 million at March 31, 2023.

We expect our capital expenditures and working capital requirements to increase substantially in the near term, as we seek to produce our initial EVs, develop our customer support and marketing infrastructure and expand our research and development efforts. We may need additional cash resources due to changed business conditions or other developments, including unanticipated delays in negotiations with OEMs and tier-one automotive suppliers or other suppliers, supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments.  See Note 2 to the condensed consolidated financial statements.

To maintain compliance with the $1.00 minimum bid price requirement of NASDAQ, the Board of the Company has approved a 1-for-25 reverse stock split, which resulted in a reduction in the number of outstanding shares of common stock and a proportionate increase in the value of each share. The common stock began trading on a reverse split-adjusted basis on the NASDAQ on May 4, 2023 (see further Note 1 to the condensed consolidated financial statements).

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness and common stock. Short-term debt comprises an insignificant component of our funding.

Short and Long-Term Debt

The short-term debt classification primarily is based upon loans due within twelve-months from the balance sheet date, in addition to loans that have matured and remain unpaid. Management plans to renegotiate matured loans with creditors for favorable terms, such as reduce interest rate, extend maturities, or both; however, there is no guarantee favorable terms will be reached. Until negotiations with creditors are resolved, these matured loans remain outstanding and will be classified within short-term debt on the balance sheet. Interest and fees on loans are being accounted for within accrued interest. The loans are secured by the Company’s assets.

Cash Flows

The following table provides a summary of Mullen’s cash flow data for the six months ended March 31, 2023 and 2022:

	Six Months Ended March 31,
Net cash provided by (used in):	2023	2022

Operating activities	$(67,567,385)	$(24,871,780)
Investing activities	(97,420,097)	(10,737,679)
Financing activities	167,359,660	100,849,172

Cash Flows used in Operating Activities

Our cash flow used in operating activities to date have primarily been comprised of costs related to research and development, salaries, taxes, benefits, and other general and administrative activities. As we continue to ramp up hiring ahead of starting commercial operations, we expect our cash used in operating activities to increase significantly before we start to generate any material cash flow from our business.

Net cash used in operating activities was $67.6 million for the six months ended March 31, 2023, a 172% increase from $24.9 million net cash used in activities in the six months ended March 31, 2022.

Cash Flows used in Investing Activities

Our cash flows used in investing activities increased due to the ELMS asset purchase (see Note 4 – Purchase of assets from ELMS).

Net cash used in investing activities was $97.4 million in the six months ended March 31, 2023, an increase from $10.7 million used in investing activities in the six months ended March 31, 2022.

Cash Flows provided by Financing Activities

Through March 31, 2023, we have financed our operations primarily through the issuance of convertible notes, equity securities, and warrants. Net cash provided by financing activities was $167.4 million for the six months ended March 31, 2023, an increase of $66.5 million over the six months ended March 31, 2022.

Contractual Obligations and Commitments

From April 1, 2023 until June 30, 2023, certain investors under the Securities Purchase Agreement have the right, but not the obligation, at any time from time to time, in their sole and absolute discretion to purchase from the Company additional shares of Preferred Stock in an amount equal to such Buyer’s pro rata portion on the same terms and conditions as applicable to the purchase and sale of shares of Series D Preferred Stock as provided under the Securities Purchase Agreement, subject to certain conditions and modifications:

a) All investors under the Securities Purchase Agreement - in amount equal to $100,000,000 (pursuant to Amendment 3 to the Securities Purchase Agreement). Along with the shares of Series D Preferred Stock the buyers shall receive Additional Warrants exercisable for 110% of shares of Common Stock under conditions similar to other warrants issued under the Securities Purchase Agreement.

b) One of the investors under the Securities Purchase Agreement - in amount equal to $20,000,000 (pursuant to Settlement greement and Release entered into on January 13, 2023 to settle over-issuance of shares). Along with the shares of Series D Preferred Stock the buyer shall receive Additional Warrants exercisable for 185% of shares of Common Stock under conditions similar to other warrants issued under the Securities Purchase Agreement.

c) All investors under the Securities Purchase Agreement - in amount equal to $10,000,000 (pursuant to Settlement Agreement and Release entered into on January 13, 2023 to waive possible rights of the investors upon default of the Company to maintain sufficient number of registered shares required by the Securities Purchase Agreement). Along with the shares of Series D Preferred Stock the buyer shall receive Additional Warrants exercisable for 185% of shares of Common Stock under conditions similar to other warrants issued under the Securities Purchase Agreement.

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of March 31, 2023, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended March 31,	Payments
2023 (6 months)	$1,763,109
2024	3,062,953
2025	2,412,336
2026	599,369
2027	405,882
Thereafter	107,972
Total Future Minimum Lease Payments	$8,351,621

We currently lease our headquarters space in the Los Angeles area under a single lease classified as an operating lease expiring in March 2026. We have not executed any binding agreement for leases beyond 2026.

Scheduled Debt Maturities

The following are scheduled debt maturities:

	Years Ended March 31,
	2023 (6 months)	2024	2025	2026	2027	2028	Thereafter	Total
Total Debt	$3,162,761	$4,425,752	$—	$—	$—	$—	$—	$7,588,513

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these financial statements, our management is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. An accounting judgment, estimate or assumption is critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. Management believes none of the accounting estimates are considered critical for the preparation of these condensed consolidated financial statements.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of March 31, 2023, due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2022, and as described below.

Material Weaknesses in Internal Control Over Financial Reporting

As previously disclosed in our Annual report on Form 10-K for the year ended September 30, 2022, we identified material weaknesses in our internal control over financial reporting during the preparation of our financial statements for the year ended September 30, 2022. Under standards established by the PCAOB, a material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and six months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 17 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2022 which could materially affect our business, financial condition, or future results of operation. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition and/or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Cancellation of Series AA Preferred Stock filed on January 30, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2023)

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on January 30, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 31, 2023)

4.1	Form of Warrant Agreement and Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Form S-3, filed with the SEC on February 14, 2023)
4.2*	Warrant dated March 14, 2023 issued to Qiantu Motor USA, Inc.
10.1

Settlement Agreement dated January 13, 2023 with Acuitas, J. Fallon and Mank Capital (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the SEC on January 13, 2023)

10.1(a)	Form of Promissory Note (incorporated by reference to Exhibit 10.23(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on January 13, 2023)
10.2

Waiver Agreement dated January 12, 2023 with Series C Preferred Stockholders (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K, filed with the SEC on January 13, 2023)

10.3

Settlement Agreement dated January 13, 2023 with respect to Series D Securities Purchase Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on January 13, 2023)

10.3(a)	Form of Warrant (incorporated by reference to Exhibit 10.25(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on January 13, 2023)
10.4

Amendment to the Settlement Agreement, dated March 2, 2023, by and between Mullen Automotive Inc. and Acuitas Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2023)

10.5*	Settlement Agreement, dated as of March 14, 2023, by and among Mullen Automotive Inc., Qiantu Motor (Suzhou) Ltd., and Qiantu Motor USA, Inc.
10.5(a)+*	Intellectual Property and Distribution Agreement, dated as of March 14, 2023, by and among Mullen Automotive Inc., Qiantu Motor (Suzhou) Ltd., and two affiliates of Qiantu Motor (Suzhou) Ltd.
10.6#*	Employment Agreement between the Company and Chester Bragado dated March 21, 2023
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)
*	Filed herewith (furnished herewith with respect to Exhibit 32.1).
#	Indicates management contract or compensatory plan or arrangement.
+

Mullen Automotive Inc. has omitted certain exhibits pursuant to Item 601(a)(5) of Regulation S-K and shall furnish supplementally to the Securities and Exchange Commission copies of any of the omitted exhibits upon request by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mullen Automotive Inc.

May 15, 2023	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

/s/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial and Accounting Officer)