Form 10-Q
period 2023-06-30
MULLEN AUTOMOTIVE INC.
filed 2023-08-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, a total of 184,168,720 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

MULLEN AUTOMOTIVE INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2023	September 30, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$214,012,136	$54,085,685
Restricted cash	13,419,872	30,289,400
Accounts receivable	308,000	—
Inventory	12,146,844	—
Prepaid expenses and other current assets	15,154,205	1,958,759
TOTAL CURRENT ASSETS	255,041,057	86,333,844
Property, equipment and leasehold improvements, net	91,750,519	17,786,702
Intangible assets, net	111,957,534	93,947,018
Deposit on ELMS purchase	—	5,500,000
Receivable from related party	1,876,013	1,232,387
Right-of-use assets	5,504,851	4,597,052
Goodwill	92,834,832	92,834,832
Other assets	1,010,712	362,643
TOTAL ASSETS	$559,975,518	$302,594,478

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$12,411,851	$6,398,423
Accrued expenses and other current liabilities	8,385,380	7,185,881
Dividends payable	374,445	7,762,255
Derivative liabilities	150,318,473	84,799,179
Liability to issue shares	8,870,227	10,710,000
Lease liabilities, current portion	2,217,059	1,428,474
Notes payable, current portion	7,306,107	3,856,497
Other current liabilities	103,372	90,372
TOTAL CURRENT LIABILITIES	189,986,914	122,231,081
Notes payable, net of current portion	-	5,164,552
Lease liabilities, net of current portion	3,709,616	3,359,354
Deferred tax liability	14,436,974	14,882,782
TOTAL LIABILITIES	$208,133,504	$145,637,769
Commitments and contingencies (Note 18)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value, 500,000,000 preferred shares authorized
Preferred Series A; 200,000 shares authorized; 1,036 and 1,924 shares issued and outstanding at June 30, 2023 and September 30, 2022 respectively	1	2
Preferred Series C; 40,000,000 shares authorized; 1,210,056 and 1,360,321 shares issued and outstanding at June 30, 2023 and September 30, 2022 respectively	1,210	1,360
Preferred Series D; 437,500,001 shares authorized; 363,097 and 4,359,652 shares issued and outstanding at June 30, 2023 and September 30, 2022 respectively	363	4,359
Common stock; $0.001 par value; 5,000,000,000 and 1,750,000,000 shares authorized at June 30, 2023 and September 30, 2022 respectively; 86,762,748 and 3,704,303 shares issued and outstanding at June 30, 2023 and September 30, 2022 respectively (*)	86,763	3,704
Common stock owed but not issued; $0.001 par value; 17,125,589 and zero shares at June 30, 2023 and September 30, 2022 respectively (*)	17,126	—
Additional paid-in capital (*)	1,950,179,828	948,594,920
Accumulated deficit	(1,689,954,794)	(889,907,455)
Non-controlling interest	91,511,517	98,259,819
TOTAL STOCKHOLDERS' EQUITY	351,842,014	156,956,709
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$559,975,518	$302,594,478
(*) Adjusted retroactively for reverse stock splits, see Note 1

See accompanying notes to unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
REVENUE
Vehicle sales	$308,000	$—	$308,000	$—
Cost of sales	(248,669)	—	(248,669)	—
Gross Margin	59,331	—	59,331	—

OPERATING EXPENSES
General and administrative	31,777,812	10,896,800	144,186,161	53,067,316
Research and development	22,088,011	7,324,365	51,188,991	9,665,126
Total Operating Expense	53,865,823	18,221,165	195,375,152	62,732,442
Loss from Operations	(53,806,492)	(18,221,165)	(195,315,821)	(62,732,442)

Other financing costs - initial recognition of derivative liabilities	(248,413,090)	—	(504,373,115)	(269,344,178)
Gain / (loss) on derivative liability revaluation	(241,168)	34,583,523	(89,462,559)	(107,705,006)
Gain / (loss) extinguishment of debt, net	206,081	—	(6,246,089)	33,413
Loss on financing	(8,934,892)	—	(8,934,892)	—
Gain / (loss) on sale of fixed assets	1,346	(50,574)	386,377	(50,574)
Interest expense	(608,332)	(5,346,766)	(5,414,185)	(29,906,225)
Penalty for insufficient authorized shares	—	(3,495,000)	—	(3,495,000)
Other income / (loss), net	826,378	(12,317,169)	2,044,258	(12,317,169)

Net loss before income tax benefit	(310,970,169)	(4,847,151)	(807,316,026)	(485,517,181)

Income tax benefit/ (provision)	(456,191)	—	520,385	—
Net loss before accrued preferred dividends and noncontrolling interest	(311,426,360)	(4,847,151)	(806,795,641)	(485,517,181)

Net loss attributable to noncontrolling interest	(2,568,126)	—	(6,748,302)	—
Net loss attributable to stockholders	(308,858,234)	(4,847,151)	(800,047,339)	(485,517,181)

Accrued preferred dividends	(13,125)	(2,285,792)	7,387,811	(37,541,085)

Net loss attributable to common stockholders after preferred dividends	$(308,871,359)	$(7,132,943)	$(792,659,528)	$(523,058,266)

Net loss per share	$(11.14)	$(4.26)	$(55.44)	$(694.20)

Weighted average shares outstanding, basic and diluted	27,720,475	1,674,607	14,296,659	753,474

(*) Adjusted retroactively for reverse stock splits, see Note 1

See accompanying notes to unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Nine Months Ended June 30, 2023
	Preferred Stock															Deficiency in
	Series A		Series C		Series D		Series AA		Common Stock		Paid-in	Common Stock Owed but not Issued		Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance, September 30, 2022 (*)	1,924	$2	1,360,321	$1,360	4,359,652	$4,359	—	$—	3,704,303	$3,704	$948,594,920	—	$—	$(889,907,455)	$98,259,819	$156,956,709
Cashless Warrant exercise	—	—	—	—	—	—	—	—	51,214,721	51,215	493,736,977	17,125,589	17,126	—	—	493,805,318
Issuance of preferred stock, common stock and prefunded warrants in lieu of preferred stock	—	—	—	—	273,363,635	273,364	—	—	25,373,502	25,373	196,525,116	—	—	—	—	196,823,853
Issuance of common stock for conversion of convertible notes	—	—	—	—	—	—	—	—	2,357,615	2,358	153,219,879	—	—	—	—	153,222,237
Issuance of common stock for conversion of preferred stock	(888)	(1)	(150,265)	(150)	(277,360,190)	(277,360)	—	—	1,233,775	1,234	276,277	—	—	—	—	-
Reclassification of derivatives to equity upon authorization of sufficient number of shares	—	—	—	—	—	—	—	—	-	-	47,818,882	—	—	—	—	47,818,882
Warrants exercised for receivable and financing loss	—	—	—	—	—	—	—	—	527,883	528	14,974,279	—	—	—	—	14,974,807
Shares issued to settle note payable	—	—	—	—	—	—	—	—	275,772	276	13,736,127	—	—	—	—	13,736,403
Shares issued to extinguish penalty	—	—	—	—	—	—	—	—	102,222	102	5,519,898	—	—	—	—	5,520,000
Preferred shares series AA issued to officers	—	—	—	—	—	—	1	—	-	-	25,000	—	—	—	—	25,000
Preferred shares series AA refund	—	—	—	—	—	—	(1)	—	-	-	(25,000)	—	—	—	—	(25,000)
Share-based compensation	—	—	—	—	—	—	—	—	1,972,955	1,973	68,389,665	—	—	—	—	68,391,638
Preferred stock dividends waiver									-	-	7,387,808				—	7,387,808
Noncontrolling interest									-	-	-				(6,748,302)	(6,748,302)
Net Loss	—	—	—	—	—	—	—	—	-	-	-	—	—	(800,047,339)	—	(800,047,339)
Balance, June 30, 2023	1,036	1	1,210,056	1,210	363,097	363	—	—	86,762,748	86,763	1,950,179,828	17,125,589	17,126	(1,689,954,794)	91,511,517	351,842,014

	Three Months Ended June 30, 2023
	Preferred Stock															Deficiency in
	Series A		Series C		Series D		Series AA		Common Stock		Paid-in	Common Stock Owed but not Issued		Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity
Balance, March 31, 2023 (*)	1,426	$2	1,210,056	$1,209	363,098	$363	—	$—	14,031,253	$14,031	$1,550,147,736	658,918	$659	$(1,381,096,561)	$94,079,643	$263,147,082
Cashless Warrant exercise	—	—	—	—	—	—	—	—	45,021,915	45,022	190,121,819	16,466,671	16,467	—	—	190,183,308
Issuance of common stock for conversion of preferred stock	(390)	(1)	—	1	(273,363,636)	(273,364)	—	—	1,215,123	1,215	272,149	—	—	—	—	-
Share-based compensation	—	—	—	—	—	—	—	—	1,120,955	1,121	13,126,134	—	—	—	—	13,127,255
Preferred stock dividends	—	—	—	—	—	—	—	—	—	—	(13,125)	—	—	—	—	(13,125)
Issuance of preferred stock, common stock and prefunded warrants in lieu of preferred stock	—	—	—	—	273,363,635	273,364	—	—	25,373,502	25,374	196,525,115	—	—	—	—	196,823,853
Noncontrolling interest	—	—	—	—	—	—	—	—	—	—	-	—	—	—	(2,568,126)	(2,568,126)
Net loss	—	—	—	—	—	—	—	—	—	—	-	—	—	(308,858,233)	—	(308,858,233)
Balance, June 30, 2023	1,036	1	1,210,056	1,210	363,097	363	—	—	86,762,748	86,763	1,950,179,828	17,125,589	17,126	(1,689,954,794)	91,511,517	351,842,014

*Adjusted retroactively for reverse stock splits, see Note 1

See accompanying notes to unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Nine Months Ended June 30, 2022
	Preferred Stock										Deficiency in
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, September 30, 2021 (*)	100,363	$100	5,567,319	$5,568	—	$—	31,326	$31	$88,664,069	$(150,374,649)	$(61,704,881)
Cashless Warrant exercise	—	—	—	—	—	—	1,627,718	1,628	373,966,197	—	373,967,825
Issuance of common stock for conversion of preferred stock	(98,429)	(98)	(5,567,319)	(5,568)	(3,988,385)	(3,988)	86,216	86	15,878	—	6,310
Common shares issued for cash	—	—	—	—	4,974,266	4,974	292,011	292	84,496,245	—	84,501,511
Common shares issued for asset	—	—	—	—	—	—	486	0	141,105	—	141,105
Preferred shares issued for cash	—	—	—	—	2,263,970	2,264	—	—	19,997,736	—	20,000,000
Preferred shares issued to settle liability	—	—	—	—	2,913,929	2,914	—	—	25,670,863	—	25,673,777
Warrant issuances	—	—	—	—	—	—	—	—	25,491,621	—	25,491,621
Common shares issued to settle liability	—	—	—	—	—	—	78,362	78	27,296,713	—	27,296,791
Common shares issued for note receivable	—	—	—	—	—	—	63,749	64	(64)	—	(0)
Dividends accumulated on preferred stock	—	—	—	—	—	—	—	—	(4,805,740)	—	(4,805,740)
Reclassification of convertible instruments from derivative liability	(1,934)	(2)	—	—	(6,163,780)	(6,164)	—	—	-	—	(6,166)
Share-based compensation	—	—	—	—	—	—	36,552	37	31,070,408	—	31,070,445
Net Loss	—	—	—	—	—	—	—	-	-	(485,517,181)	(485,517,181)
Balance, June 30, 2022	—	(0)	—	(0)	—	0	2,216,420	2,216	672,005,031	(635,891,830)	36,115,417

	Three Months Ended June 30, 2022
	Preferred Stock										Deficiency in
	Series A		Series B		Series C		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2022	1,934	2	2,783,659	2,785	8,303,323	8,303	1,287,929	1,288	476,633,341	(631,044,679)	(154,398,960)
Cashless Warrant exercise	—	—	—	—	—	—	756,583	756	166,289,993	—	166,290,749
Issuance of common stock for conversion of preferred stock	—	—	(2,783,659)	(2,785)	(2,139,543)	(2,139)	21,881	22	3,052	—	(1,850)
Common shares issued for cash	—	—	—	—	—	—	—	—	—	—	-
Common shares issued for asset	—	—	—	—	—	—	—	—	—	—	-
Preferred shares issued for cash	—	—	—	—	—	—	—	—	—	—	-
Preferred shares issued to settle liability	—	—	—	—	—	—	—	—	—	—	-
Warrant issuances	—	—	—	—	—	—	—	—	—	—	-
Common shares issued for note receivable	—	—	—	—	—	—	63,749	64	(64)	—	(0)
Common shares issued to settle liability	—	—	—	—	—	—	77,778	78	26,261,775	—	26,261,853
Dividends accumulated on preferred stock	—	—	—	—	—	—	—	—	(2,285,792)	—	(2,285,792)
Reclassification of convertible instruments from derivative liability	(1,934)	(2)	—	—	(6,163,780)	(6,164)	—	—	—	—	(6,166)
Share-based compensation	—	—	—	—	—	—	8,500	8	5,102,726	—	5,102,734
Net Loss	—	—	—	—	—	—	—	—	—	(4,847,151)	(4,847,151)
Balance, June 30, 2022	—	—	—	—	—	(0)	2,216,420	2,216	672,005,031	(635,891,830)	36,115,417

*Adjusted retroactively for reverse stock splits, see Note 1

See accompanying notes to unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss before accrued preferred dividends and noncontrolling interest	$(806,795,641)	$(485,517,181)
Adjustments to reconcile net loss attributable to shareholders to net cash used in operating activities:

Depreciation and amortization	10,991,239	918,855
Stock-based compensation	71,015,371	32,479,710
Issuance of warrants to suppliers	6,814,000	—
Non-cash financing loss on over-exercise of warrants	8,934,892	—
Revaluation of derivative liabilities	89,462,559	124,868,232
Initial recognition of derivative liabilities	504,373,115	269,344,178
Non-cash interest and other operating activities	(1,656,288)	3,879,496
Amortization of debt discount	442,091	19,584,041
Loss on asset disposal	—	50,574
Loss/(gain) on extinguishment of debt	6,246,089	(33,413)

Changes in operating assets and liabilities:
Other current assets	(15,319,813)	5,446,031
Other assets	1,230,337	(1,960,058)
Accounts payable	6,013,276	(2,129,901)
Accrued expenses and other liabilities	4,835,588	(10,119,169)
Deferred tax liability	(445,808)	—
Right of use assets and lease liabilities	231,048	(31,989)
Net cash used in operating activities	(113,627,945)	(43,220,594)

Cash Flows from Investing Activities
Purchase of equipment	(14,328,228)	(10,968,389)
Purchase of intangible assets	(204,660)	(305,043)
ELMS assets purchase	(92,916,874)	—
Net cash used in investing activities	(107,449,762)	(11,273,432)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable	170,000,000	12,142,791
Proceeds from issuance of common stock and prefunded warrants	196,999,970	40,151,308
Proceeds from issuance of preferred stock	—	63,925,000
Reimbursement for over-issuance of shares	17,819,660	—
Proceeds from note receivable	—	15,000,000
Payment of notes payable	(20,685,000)	(15,655,983)
Net cash provided by financing activities	364,134,630	115,563,116

Increase in cash	143,056,923	61,069,090
Cash, cash equivalents and restricted cash, beginning of period	84,375,085	42,174
Cash, cash equivalents and restricted cash, ending of period	$227,432,008	$61,111,264

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$122,500	$1,500,106
Supplemental Disclosure for Non-Cash Activities:
Refinance of indebtedness	$—	$28,867,187
Preferred shares issued in exchange for convertible debt	$—	$23,192,500

Convertible notes and interest - conversion to common stock	$153,222,236	$17,356,500
Exercise of warrants recognized earlier as liabilities	$391,057,576	$420,626,121
Reclassification of derivatives to equity upon authorization of sufficient number of shares	$47,818,882	$—
Waiver of dividends by stockholders	$7,387,810	$—
Warrants issued to suppliers	$6,814,000	$—
Common stock issued to extinguish liability to issue stock	$66,752,533	$—
Extinguishment of financial liabilities by sale of property	$231,958	$—
Extinguishment of operational liabilities by sale of property	$767,626	$—
Debt conversion to common stock	$1,096,787	$—
Prepaid stock-based compensation	$3,909,404	$—
Preferred stock converted to common stock	$273,364	$—
Prefunded warrants converted to common stock	$250,466	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mullen Automotive Inc., a Delaware corporation (“MAI”, “Mullen”, “we” or the “Company”), is a Southern California-based development-stage electric vehicle company that operates in various verticals of businesses focused within the automotive industry. Mullen Automotive Inc., a California corporation (“Previous Mullen”), was originally formed on April 20 2010, as a developer and manufacturer of electric vehicle technology and operated as the Electric Vehicle (“EV”) division of Mullen Technologies, Inc. (“MTI”) until November 5, 2021, at which time Previous Mullen underwent a capitalization and corporate reorganization by way of a spin-off to its shareholders, followed by a reverse merger with and into Net Element, Inc., which was accounted for as a reverse merger transaction, in which Previous Mullen was treated as the acquirer for financial accounting purposes. (the “Merger”).  The Company changed its name from “Net Element, Inc.” to “Mullen Automotive Inc” and the Nasdaq ticker symbol for the Company’s common stock changed from “NETE” to “MULN” on the Nasdaq Capital Market at the opening of trading on November 5, 2021.

Reverse Stock Splits

In January 2023, the Company’s stockholders, in an effort for the Company to regain compliance with NASDAQ listing rules, approved a proposal to authorize the board of directors of the Company (the “Board”) to implement a reverse stock split of the outstanding shares of the Company’s common stock at a ratio up to 1-for-25. Pursuant to such authority granted by the Company’s stockholders, the Board approved a reverse stock split of the Company’s common stock at a rate of 1-for-25 shares of common stock, which resulted in a reduction in the number of outstanding shares of common stock and a proportionate increase in the value of each share. The common stock began trading on a reverse split-adjusted basis on the NASDAQ on May 4, 2023.

In August 2023, the Company’s stockholders approved a proposal to authorize the Board to implement a second reverse stock split of the outstanding shares of the Company’s common stock at a ratio up to 1-for-100. Pursuant to such authority granted by the Company’s stockholders, the Board approved a reverse stock split of the Company’s common Stock at a rate of 1-for-9 shares of common stock, which resulted in a reduction in the number of outstanding shares of common stock and a proportionate increase in the value of each share. The common stock began trading on a reverse split-adjusted basis on the NASDAQ on August 11, 2023.

The Company retroactively adjusted its historical financial statements to reflect the splits (See Note 10 for reverse stock split effect on loss per share). All issued and outstanding common stock and per share amounts contained in the financial statements have been adjusted to reflect the Reverse Stock Splits for all periods presented. In addition, a proportionate adjustment was made to the per share exercise price and the number of shares issuable upon the exercise and/or vesting of all warrants to purchase shares of common stock.

No proportionate adjustment was made to the number of shares reserved for issuance pursuant to the Company’s 2022 Equity Incentive Plan (the “Plan”) to reflect the Reverse Stock Split as on August 3, 2023, stockholders approved an amendment to the Plan, increasing the maximum aggregate number of shares of common stock and stock equivalents available for the grant of awards under the 2022 Plan by an additional 52,000,000 shares, which amount is not subject to any decrease or increase in the number shares of common stock resulting from a stock spilt, reverse stock split, recapitalization, combination, reclassification, the payment of a stock dividend on the common stock or any other decrease in the number of such shares of common stock effected without receipt of consideration by the Company.. No fractional shares were issued in connection with the Reverse Stock Splits. All fractional shares were rounded up to the nearest whole share. The number and par value of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were not affected by the Reverse Stock Splits, but their conversion ratios have been proportionally adjusted. There were no outstanding shares of Series B Preferred Stock as of the effective date of the Reverse Stock Splits. The common stock and additional paid-in-capital line items of the financial statements were adjusted to account for the Reverse Stock Splits for all periods presented (with $829,764 value of common stock decreased and additional paid-in-capital increased on October 1, 2022).

Business Acquisition and Asset Purchase

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

The Company’s long-lived assets are located in the United States of America. All revenue presented in these financial statements relates to contracts with customers located in the United States of America.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, but we believe the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation have been included in the condensed consolidated financial statements included herein. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the year ended September 30, 2022, filed with the Commission on January 30, 2023 (the “2023 10-K”). The results of operations for the periods presented are not necessarily indicative of results to be expected for the full fiscal year or any other periods.

The consolidated financial statements include the accounts of the Company and its subsidiaries, Mullen Investment Properties LLC, a Mississippi corporation, Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC, a Delaware corporation, and Bollinger Motors Inc., a Delaware corporation. Intercompany accounts and transactions have been eliminated. The financial statements reflect the consolidated financial position and results of operations of Mullen, which have been prepared in accordance with U.S. GAAP.

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN CONSIDERATION

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $227.4 million as of June 30, 2023. During the nine months ended June 30, 2023, the Company used approximately $113.6 million of cash for operating activities. The net working capital on June 30, 2023 was positive and amounted to approximately $65.1 million, or approximately $224.2 million after excluding derivative liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash.

Management believes we have sufficient liquidity and working capital from operating cash up to June 2024. We will need additional capital beyond June 2024, to sustain operations. The Company may need to seek additional equity or debt financing. While the Company expects to obtain the additional capital and/or financing that may be required, there is no assurance that the Company will be successful in obtaining the necessary funds to bring its product and service offerings to market and support future operations. If the financing is not available, or if the terms of financing are less desirable than the Company expects, the Company may be forced to decrease its planned level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.

These factors, considered in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of total expenses in the reporting periods. Estimates are used for, but not limited to, cash flow projections and discount rate for calculation of goodwill impairment, fair value and impairment of long-lived assets, fair value of financial instruments, depreciable lives of property and equipment, income taxes, contingencies, valuation of preferred stock and warrants. Additionally, the rates of interest on several debt agreements have been imputed where there was no stated interest rate within the original agreement. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results may differ materially from these estimates.

Risks and Uncertainties

The Company operates within an industry that is subject to rapid technological change, intense competition, and serves an industry that has significant government regulations. It is subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological, required knowledge of industry governmental regulations, and other risks associated with an emerging business. Any one or combination of these or other risks could have a substantial influence on our future operations and prospects for commercial success. Please see further Risk Factors discussed in detail in our 2022 10-K.

Reclassification from Other Noncurrent Assets to Property, Equipment and Leasehold Improvements, net

Certain prior period amounts related to Show Room Assets in the condensed consolidated financial statements and notes thereto have been reclassified to conform to the current period presentation. These reclassifications had no impact on previously reported net income or stockholders' equity. In the Condensed Consolidated Balance Sheet as of September 30, 2022, $2,982,986, the net Show Room asset ($4,418,724 Show Room and $1,435,738 of accumulated depreciation) previously reported under Other Noncurrent Assets, has been reclassified to Property, Equipment and Leasehold Improvements, net. This reclassification is reflected in all periods presented and all comparative references in the notes to the consolidated financial statements are to the reclassified amounts (See Note 14 and Note 15).

Cash and Cash Equivalents

Company management considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2023 or September 30, 2022.

Restricted Cash

Restricted cash is funds that are not available for immediate use and must be used for a specific purpose. On June 30, 2023, the restricted cash balance was $13,419,872 includes approximately $419,872 for the refundable deposits for individuals and businesses who have made deposits for Mullen and Bollinger vehicles. Customer deposits are accounted for within other liabilities. Refundable deposits were $289,000 for the year ended September 30, 2022.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various advance payments made for goods or services to be received in the future. These prepaid expenses include insurance and other contracted services requiring up-front payments.

Inventory

Cost of inventories is determined using the standard cost method, which approximates actual cost on a first-in first-out basis. This method includes direct materials, direct labor, and a proportionate share of manufacturing overhead costs based on normal capacity. Regular reviews are performed to identify and account for variances between the standard costs and actual costs. Any variances identified are recognized in the cost of goods sold during the period in which they occur.

On a quarterly basis, the Company reviews its inventory for excess quantities and obsolescence. This analysis takes into account factors such as demand forecasts, product life cycles, product development plans, and current market conditions. Provisions are made to reduce the carrying value of the inventories to their net realizable value.

Once inventory is written down, a new, lower-cost basis is established, and the inventory is not subsequently written up if market conditions improve. All such inventory write-downs are included as a component of cost of goods sold in the period in which the write-down occurs. Adjustments to these estimates and assumptions could impact our financial position and results of operations.

Property, Equipment and Leasehold Improvements, Net

Property, equipment, and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Estimated Useful Lives

Description	Life
Buildings	30 Years
Furniture and Equipment	3 to 7 Years
Computer and Software	1 to 5 Years
Machinery and Equipment	3 to 7 Years
Leasehold Improvements	Shorter of the estimated useful life or the underlying lease term
Vehicles	5 Years
Intangibles	5 Years to indefinite

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

There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. At June 30, 2023 and September 30, 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because management does not believe the recoverability of the tax assets meets the “more likely than not” likelihood at June 30, 2023 and September 30, 2022.

Intangible Assets, net

Intangible assets consist of acquired and developed intellectual property. In accordance with ASC 350, “Intangibles—Goodwill and Others,” goodwill and other intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. Intangible assets with determinate lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortizable intangible assets generally are amortized on a straight-line basis over periods up to 120 months. The costs to periodically renew our intangible assets are expensed as incurred.

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived assets.

Other Assets

Other assets are comprised primarily of prepayments and security deposits for property leases.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses include all other expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, and licenses. Advertising costs are expensed as incurred and are included in G&A expenses- other than trade show expenses which are deferred until occurrence of the future event, we expense advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.”

Research and Development Costs

Per the Accounting Standards Codification (ASC) 730 "Research and Development," the Company recognizes in the statement of operations all associated costs as they occur. These include expenses related to the design, development, testing, and improvement of our electric vehicles and corresponding technologies. Assets with alternative future uses are capitalized and depreciated over their useful lives, with the depreciation expense reported under research and development (R&D) costs.

Share-Based Compensation

We account for share-based awards issued by the Company in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation”, which requires fair value measurement on the grant date and recognition of compensation expense for all common shares of the Company issued to employees, non-employees and directors. Main part of share-based awards to employees and a part of contracts with non-employees (consultants) is classified as equity with costs and additional paid-in capital recognized ratably over the vesting period. Another part of the Company’s share-based awards to consultants is classified as liabilities: e.g. when a number of shares consultant is entitled to depends on a certain monetary value fixed in the contract. A vested part of liability in this case is revaluated each period based on market price of the common shares of the Company, until sufficient number of shares is issued.

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

Concentrations of Business and Credit Risk

We maintain cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations and maintains significant cash on hand at certain of its locations. However, we have not experienced any losses in such accounts and management believes we are not exposed to any significant credit risk on these accounts. The amounts in excess of insured limits as of June 30, 2023 and September 30, 2022 are $226.4 million and $83.4 million, respectively.

Recently Issued Accounting Standards

Accounting standard updates issued but not yet applied were assessed and are not expected to have a material impact on our unaudited condensed consolidated financial statements.

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

ELMS assets include:

●	The factory in Mishawaka, Indiana, providing Mullen with the capability to produce up to 50,000 vehicles per year;
●	All Intellectual Property, including all manufacturing data that is required for the assembly of the Class 1 van and Class 3 Cab Chassis;
●	All inventory including finished and unfinished vehicles, part modules, component parts, raw materials, and tooling; and
●	All property including equipment, machinery, supplies, computer hardware, software, communication equipment, data networks and all other data storage.

The following details the allocation of purchase price by asset category for the ELMS asset purchase:

Asset Category	Fair Value Allocation
Land	$1,440,000
Buildings and site improvements	41,287,038
Equipment	27,336,511
Intangible assets: engineering design	22,112,791
Inventory	13,198,692
Total Purchased Assets	$105,375,032

NOTE 5 - INVENTORY

The Company's inventories are stated at the lower of cost or market and consist of the following:

June 30, 2023
Inventory
Work in process	6,109,105
Raw materials	5,804,743
Supplies	232,996
Total Inventory	$12,146,844

The cost of inventories is determined using a standard cost method, which approximates the first-in, first-out (FIFO) method. This includes direct materials, direct labor, and a share of manufacturing overhead costs. Variances between standard and actual costs are recognized in the cost of goods sold during the period in which they occur.

The Company regularly reviews its inventories for excess and obsolete items by assessing their net realizable value (NRV). The NRV is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

During the quarter ended June 30, 2023, $809,778 of the Company's inventories was consumed for R&D activities, which was recognized as part of research and development expense in the consolidated statement of operations. In addition, cost of goods sold of $242,069 and warranty reserve of $6,600 was incurred for the inventories sold.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

As at June 30, 2023 and September 30, 2022, goodwill was $92,834,832 and $92,834,832, respectively. The goodwill pertains to the Bollinger acquisition on September 7, 2022. Goodwill is not amortized and is tested for impairment annually, or more frequently if there are indicators of impairment. Every reporting period the Company assesses qualitative factors (such as macroeconomic conditions, industry and market considerations, financial performance of the Company, entity-specific events etc.) to determine whether it is necessary to perform the quantitative goodwill impairment test. Upon the quantitative goodwill impairment test, impairment may arise to the extent carrying amount of a reporting unit that includes goodwill (i.e. Bollinger production unit) exceeds its fair value.

The market capitalization of the Company on June 30, 2023 was significantly lower than stockholder's equity reported on the Company's consolidated balance sheets that include Bollinger reporting unit as one of components - which could be viewed as an indicator of impairment. However, the Company believes that the significant decline in the Company’s stock price does not represent real financial position of the Company on June 30, 2023 because it is mostly determined by expected dilution of the common shares from exercise of warrants (recognized as liabilities in the consolidated balance sheets). Moreover, the Company believes it may have been the target of a market manipulation scheme involving illegal naked short selling of its common stock and has retained an independent professional firm to investigate and expose any potential wrongdoing. Furthermore, the net working capital of the Company on June 30, 2023 was positive and amounted to approximately $224 million after excluding liabilities that are supposed to be settled by own common stock and is comprised mostly of cash available for use - significantly in excess of the market capitalization.

The quantitative goodwill impairment test shall be performed next quarter when the Company, as prescribed by ASC 350 and ASC 805, expects to finish valuation of fair value of identifiable assets and liabilities purchased in September 2022 as part of the Bollinger acquisition.

Intangible assets are stated at cost, net of accumulated amortization. Patents and other identifiable intellectual property purchased as part of the Bollinger acquisition in September 2022 have been initially recognized at fair value.

Intangible assets with indefinite useful lives are not amortized but instead tested for impairment. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method. The weighted average useful life of intangible assets is 9.14 years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the intangible assets.

For the nine months ended June 30, 2023, and 2022, the Company recorded intangible asset additions of $22,443,551 (acquisitions of ELMS assets, see Note 4) and $352,601, respectively.

	June 30, 2023			September 30, 2022
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
Finite-Lived Intangible Assets	Amount	Amortization	Amount	Amount	Amortization	Amount
Website design and development	$2,660,391	(1,773,594)	$886,797	$2,660,391	$(1,108,496)	$1,551,895
Intellectual property	58,375,794	(71,182)	58,304,612	58,375,794	(438,581)	57,937,213
Patents	32,391,186	(2,857,539)	29,533,647	32,391,186	(204,109)	32,187,077
Engineer design - ELMS	22,112,791	(1,289,913)	20,822,878	—	—	—
Other	1,820,995	(208,168)	1,612,827	1,820,994	(16,175)	1,804,819
Trademark	796,773	-	796,773	466,014	—	466,014
Total Intangible Assets	$118,157,930	$(6,200,396)	$111,957,534	$95,714,379	$(1,767,361)	$93,947,018

Total future amortization expense for finite-lived intangible assets is as follows:

Years Ended June 30,	Future Amortization
2023 (three months)	$1,424,909
2024	6,372,189
2025	5,707,092
2026	5,707,092
2027	5,707,092
Thereafter	27,937,775
Total Future Amortization Expense	$52,856,149

The future amortization expense does not include the net carrying amount intellectual property of $58,304,612 and trademark of $796,773, as these are not amortized. For the three and nine months ended June 30, 2023, amortization expense for the intangible assets was $913,061 and $4,433,035 and $221,699 and $667,075, for the three and nine months ended June 30, 2022, respectively.

NOTE 7 – DEBT

Short and Long-Term Debt

Short-term debt is generally defined as debt with principal maturities of one-year or less. Long-term debt is defined as principal maturities of one year or more.

The following is a summary of our indebtedness at June 30, 2023:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,398,881	$2,398,881	$-	0.00 - 10.00%	2019 - 2021
Promissory notes	-	-	-	NA	NA
Real Estate notes	5,000,000	5,000,000	-	8.99%	2023 - 2024
Loans and advances	332,800	332,800	-	0.00 - 10.00%	2016 - 2018
Less: debt discount	(425,574)	(425,574)	-	NA	NA
Total Debt	$7,306,107	$7,306,107	$—

The following is a summary of our indebtedness at September 30, 2022:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$3,051,085	$3,051,085	$—	0.00 - 10.00%	2019 - 2021
Promissory notes	1,096,787	—	1,096,787	28.00%	2024
Real Estate note	5,247,612	247,612	5,000,000	5.0 - 8.99%	2023 - 2024
Loan advances	557,800	557,800	—	0.00 - 10.00%	2016 – 2018
Less: debt discount	(932,235)	—	(932,235)	NA	NA
Total Debt	$9,021,049	$3,856,497	$5,164,552

Scheduled Debt Maturities

The following table represents scheduled debt maturities at June 30, 2023:

	Years Ended June 30,
	2023 (3 months)	2024	Total
Total Debt	$2,717,804	$4,588,303	$7,306,107

Notes and Advances

In some instances, we issued convertible instruments with detachable warrants, resulting in the recognition of a debt discount, which is amortized to interest expense over the term of the relevant instrument. Debt discount amortization for the three and nine months ended June 30, 2023 and 2022, was $148,674 and $150,442,091, and $183,558 and $19,584,041, respectively. Debt discount on convertible notes with detachable warrants in amount of $150,000,000 (see below) was presented in the statement of operations as "Other financing costs - initial recognition of derivative liabilities" and in the cash flow statement – in the line item “Initial recognition of derivative liabilities”.

The Company issued shares of common stock to certain creditors for the conversion of convertible notes, satisfaction of debt payments, and in settlement of indebtedness. For the nine months ended June 30, 2023, the carrying amount of indebtedness that was settled via issuance of shares of our common stock was $153,222,237 (this relates to convertible notes issued in lieu of preferred stock and relevant interest, see below). The carrying amount of indebtedness that was settled via issuance of common stock for the nine months ended June 30, 2022 was $23,192,500.

NuBridge Commercial Lending LLC Promissory Note

On March 7, 2022, the Company’s wholly owned subsidiary, Mullen Investment Properties, LLC entered into a Promissory Note (the “Promissory Note”) with NuBridge Commercial Lending LLC for a principal amount of $5 million. The Promissory Note bears interest at a fixed rate of 8.99% per annum and the principal amount is due March 1, 2024. Collateral for the loan includes the title to the Company’s property at 1 Greentech Drive, Tunica, MS. Under the Promissory Note, prepaid interest and issuance costs of $1,157,209 were withheld from the principal and recorded as debt discount, which is being amortized over the term of the note. As of June 30, 2023, the remaining unamortized debt discount was $425,574.

Drawbridge and Amended A&R Note with Esousa

On October 14, 2022, the Company entered into an Amended and Restated Secured Convertible Note and Security Agreement (the “A&R Note”) with Esousa Holdings LLC (“Esousa”), including principal of $1,032,217 (net of debt discount of $64,570) and accrued interest of $316,127 along with the liability to issue 46,667 shares of common stock (having a then carrying value of $10,710,000) and an obligation to compensate for the losses from market value decline of shares were exchanged for a new convertible note payable with a face value of $12,945,914 and 102,222 shares of common stock (having a fair value of $5,524,600), resulting in a loss on extinguishment of $6,452,170. On November 1, 2022, the A&R Note payable to Esousa, inclusive of any accrued interest, was converted into 275,769 shares of common stock.

Convertible Notes

On November 14, 2022, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the June 7, 2022, Securities Purchase Agreement (as amended, the “Series D SPA”). The investors paid $150 million and in lieu of receiving shares of Series D Preferred Stock and Warrants, the investors received notes convertible into shares of the Company’s common stock (“Notes”) and Warrants.

Amendment No. 3 further provided that the remaining $90 million of the commitment amount will be paid in the first half of 2023 in two tranches. The purchase price per share of Series D Preferred Stock will be the lower of (i) $1.27 (to be adjusted to stock splits), the closing price of the Company’s stock on the date the Securities Purchase Agreement was executed, or (ii) the closing price of the common stock on the trading day immediately preceding the respective purchase date, subject to a floor price of $0.10 per share. For no additional consideration, for every share of Series D Preferred Stock purchased, investors will receive warrants to purchase shares of common stock equal to 185% of the number of shares of Series D Preferred Stock purchased by the investors at an exercise price equal to the purchase price for shares of Series D Preferred Stock (the warrants also permit cashless exercise). The Company exercised its right and received these investments in April and June 2023, see Note 8.

On November 15, 2022, the Company issued the unsecured convertible Notes aggregating $150,000,000 in lieu of Series D Preferred Stock. The Notes bear interest at 15% and are convertible into shares of common stock either: (A) at the option of the noteholder at the lower of: (i) $0.303 (to be adjusted to stock splits); or (ii) the closing price of our common stock on January 3, 2023; or (B) mandatorily on November 21, 2022 at the lower of: (i) $0.303 (to be adjusted to stock splits); or (ii) the closing price of our common stock on November 18, 2022, provided adequate unissued authorized shares were available.  For each share issued upon conversion, the holders are entitled to 1.85 times as many five-year warrants with an exercise price equal to the conversion price for the Notes.

As a result, and since the Company had an insufficient number of authorized shares available to settle potential future warrant exercises, the Company recognized a derivative liability of $244,510,164 for the warrants with a corresponding increase in debt discount of $150,000,000 and interest expense of $94,510,164 (presented combined in the Statement of operations as "Other financing costs - initial recognition of derivative liabilities").  The debt discount was amortized over the term of the note through the date the convertible notes were mandatorily convertible.  Accordingly, the entire amount was expensed during the nine-month period ended June 30, 2023. On November 21, 2022, principal of $59,402,877 was mandatorily converted into 981,460 shares of common stock.

On December 23, 2022, the Company defaulted on the Notes by not having sufficient authorized shares to allow for both the Notes to be fully converted and the warrants to be exercised. On January 13, 2023, the Company entered into a Settlement Agreement and Release in which investors waived the default prior to February 1, 2023. In exchange, the Company granted the investors the right to purchase additional shares of Series D Preferred Stock and warrants in an amount equal to such investor’s pro rata portion of $10 million. This right expired on June 30, 2023.

During February 2023, the remaining balance of the Notes (with the principal of $90,362,418) and accrued interests (in amount of $3,456,941) were converted by the holders into 1,376,155 shares of common stock. See Note 8 with regards to warrants issued upon conversion of these Notes.

As of June 30, 2023, and September 30, 2022, accrued interest on outstanding notes payable was $1,479,688 and $1,374,925, respectively (relates mainly to NuBridge Commercial Lending LLC Promissory Note, see above).

NOTE 8 – WARRANTS AND OTHER DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

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

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are only required to be measured at fair value when acquired as a part of business combination or when an impairment loss is recognized. See Note 14 - Property, Equipment and Leasehold Improvements and Note 6 – Intangible assets for further information. All these valuations are based on Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Financial Liabilities Measured at Fair Value on a Recurring Basis

During the nine months ended June 30, 2023, the Company had two main types of financial liabilities measured at fair value on a recurring basis:

1)	Warrant liabilities (that relate to sales of Series C Preferred Stock and Series D Preferred Stock issued pursuant to Securities Purchase Agreements) recognized as liabilities due to requirements of ASC 480 as the variable number of shares to be issued upon cashless exercise is based predominantly on monetary value.

Preferred C Warrants

The warrants, which were exercisable for common stock, issued in connection with the sale of Series C Preferred Stock (the “Preferred C Warrants”) in accordance with the November 2021 Merger Agreement and further amendments had an exercise price per share of $8.834 (after the reverse stock splits - $1,988) and a cashless exercise option based on certain formula established by relevant contracts. The initial financial costs recorded upon the issuance of the Preferred C Warrants during the year ended September 30, 2022 was $429,883,573. This amount is comprised of $137,090,205 preferred stock discount (amortized immediately as the preferred stock does not have a stated term of life) and $292,793,368 finance costs (calculated as the difference between fair value of warrant liabilities recognized and the preferred stock discount).

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

During the year ended September 30, 2022, 186,441 (giving effect to the Reverse Stock Splits, see Note 1) Preferred C Warrants were exercised on a cashless basis resulting in the issuance of 2,369,842 shares of common stock, with a total fair market value of $554,371,539 at the date of exercise.

During the quarter ended December 31, 2022, 13,215 Preferred C Warrants that remained outstanding as at September 30, 2022 were fully exercised.

Preferred D Warrants

In accordance with Series D Securities Purchase Agreement for every share of Series D Preferred Stock purchased, the investors received 185% (for the final voluntary $100 million investment right expiring June 30, 2023 - 110%) warrants (the “Preferred D Warrants”) exercisable for shares of common stock at an exercise price per share equal to the lower of (i) $1.27 (after the Reverse Stock Splits - $286) or (ii) the market price of common stock on the trading day immediately preceding the purchase notice date. The Preferred D Warrants are exercisable during a five-year period commencing upon issuance. The contracts for the Preferred D Warrants contain cashless exercise provisions similar to Preferred C Warrants described above. Therefore, management applied similar accounting treatment to recognition, measurement, and presentation of the warrant liabilities.

In September 2022 the Company received an initial investment in amount of $35 million (exercise price per share was $0.4379, or $98.5275 after the Reverse Stock Splits) and issued to investors 79,926,925 shares of Series D preferred stock, and 26,287 Preferred D warrants (hereinafter warrants and shares of common stock are presented giving effect to the Reverse Stock Splits, see Note 1).

By September 30, 2022 no Preferred D Warrants were exercised and all Preferred D Warrants remained outstanding with the fair value on September 30, 2022 in an amount of $55,398,551.

During the quarter ended December 31, 2022, all initial Preferred D Warrants were exercised on a cashless basis for 1,018,217 shares of common stock.

In November 2022, the Company received $150,000,000 and issued, in lieu of Series D Preferred Stock, notes convertible into shares of common stock and Preferred D warrants. As a result of the conversion of the convertible debt into shares of common stock in November 2022 and February 2023, 4,361,588 Preferred D warrants were issued. By June 30, 2023 all these Preferred D Warrants were exercised on a cashless basis for 9,366,447 shares of common stock.

During April 2023 we exercised our investment rights under Series D SPA and requested an additional $45 million (exercise price per share was $0.1 or $22.5 after Reverse Stock Splits) issuing to investors: 273,363,635 Series D Preferred Stock (converted to 1,214,949 shares of common stock), 785,051 shares of common stock (in lieu of Series D Preferred Stock), and 3,700,000 Preferred D warrants (post reverse stock split). The warrant liability recognized initially amounted to $73,260,454. By June 30, 2023 all these Preferred D Warrants were exercised on a cashless basis for 14,767,200 shares of common stock (post reverse stock split).

In June 2023 we exercised the second half of our investment right for $45 million (exercise price was $0.432 or $3.888 after reverse stock splits) and, in lieu of Series D Preferred Stock, investors received: 6,077,835 shares of common stock and 5,496,238 prefunded warrants exercisable for one share of common stock each, as well as 21,412,036 Preferred D Warrants.

In June 2023 one of the investors exercised their investment rights and invested $7 million (exercise price per share was $0.52 or $4.68 after Reverse Stock Splits). The Company issued, in lieu of Series D Preferred Stock, 1,495,726 shares of common stock and 2,767,094 Preferred D Warrants.

Final voluntary investment rights under the Series D SPA were exercised by the pool of investors in June 2023 and the Company received $100 million (exercise price per share was $0.1601, or $1.4409 after Reverse Stock Splits, for all but one of the investors, and $0.1696, or $1.5264 after Reverse Stock Splits, for one investor), issuing to investors, in lieu of Series D Preferred Stock: 18,373,082 shares of common stock and 50,815,919 prefunded warrants exercisable for one share of common stock each, as well as 76,107,900 Preferred D Warrants.

The warrant liability recognized in June 2023 upon initial accounting of these investments amounted to $254,962,776. By June 30, 2023 a part of these prefunded warrants and Preferred D Warrants was exercised on a cashless basis for 46,828,038 shares of common stock (post Reverse Stock Splits). As of June 30, 2023 28,482,585 prefunded warrants (recognized in equity) exercisable into the same number of shares of common stock, as well as 89,052,573 Preferred D Warrants (recognized as liabilities) exercisable into 155,414,904 shares of common stock (recognized as liability in the consolidated balance sheets) with fair value of $150,084,173 remained outstanding and their exercise (on a cash or cashless basis) is available to investors for a period of approximately 5 years.

The fair value of warrant obligations is calculated based on the number and market value of shares that can be issued upon exercise of the warrants. The number of shares to be issued in accordance with relevant agreements is variable and depends on (i) lowest closing market price of shares for 2 days before the exercise, and (i) multiplicator calculated based on Black Scholes formula where all elements, except for risk-free rate, are fixed on the investment date. Accordingly, the fair value of warrants on recognition date and on subsequent dates was estimated as a maximum of (i) Black Scholes value for cash exercise of relevant warrants and (ii) current market value of the number of shares the Company would be required to issue upon cashless warrant exercise on a relevant date in accordance with warrant contract requirements. The latter valuation, based on observable inputs (level 2), has been higher and reflects the pattern of the warrants exercise since the inception of the Series D SPA.

At each warrant exercise date and each accounting period end the warrant liability for the remaining unexercised warrants was marked-to-market value and the resulting gain or loss was recorded in consolidated statement of operations as a “Gain / (loss) on derivative liability revaluation”.

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

Other derivative liabilities

Other derivative liabilities recognized and remeasured subsequently at fair value correspond to convertible debentures, warrants, and preferred stock, that failed equity presentation when the Company had insufficient number of authorized shares available to settle all potential future conversion transactions. These derivative liabilities were initially recognized on November 15, 2022, when the Company entered into Amendment No. 3 to the Series D SPA (see Note 7) having an insufficient number of authorized shares of common stock available for issuance upon conversion of preferred stock and convertible notes payable and the exercise of outstanding warrants. They have been reclassified to equity upon authorization of increase of common stock available for issuance by stockholders of the Company in January, 2023.

Qiantu Warrants

On March 14, 2023, the Company entered into an Intellectual Property and Distribution Agreement (the “IP Agreement”) with Qiantu Motor (Suzhou) Ltd., and two of Qiantu Suzhou’s affiliates (herein “Qiantu”). Pursuant to the IP Agreement, Qiantu granted the Company the exclusive license to use certain of Qiantu’s trademarks and the exclusive right to assemble, manufacture, and sell the homologated vehicles based on the Qiantu K-50 model throughout North America and South America for a period of five years (see Note 18 for more details). These rights will be obtained and the commitment will only be effective upon the Company’s assessment of feasibility and profitability of the project.

As a part of consideration for the Company’s entry into the IP Agreement, the Company issued to Qiantu USA warrants to purchase up to 333,333 (giving effect to the Reverse Stock Splits, see Note 1) shares of the Company’s common stock (the “Qiantu Warrants”).

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

As it was expected that the Company may not have a sufficient number of authorized shares of common stock available for issuance during the term of the contract (up to September 2024) and the shares to be issued upon possible exercise of warrants have not been registered yet, the Qiantu Warrants were recognized at fair value on inception ($6,814,000) and on each subsequent period end. Fair value on June 30, 2023 amounted to $234,300. The difference has been recognized within gains (losses) on derivative liabilities revaluation in the consolidated statements of operations.

Upon issuance of the instruments underlying the derivative liabilities and upon revaluation (immediately prior to conversion of the underlying instrument and on the balance sheet date), the Company estimated the fair value of these derivatives using the Black-Scholes Pricing Model and binomial option valuation techniques based on the following assumptions: (1) dividend yield of 0%, (2) expected annualized volatility of approximately 198%, (3) risk-free interest rate of 4.3% to 4.7%. These liabilities are classified as having significant unobservable input (level 3) in the table below.

Breakdown of items recorded at fair value on a recurring basis in condensed consolidated balance sheets by levels of observable and unobservable inputs as of June 30, 2023 and on September 30, 2022 is presented below:

	June 30,	Quoted Prices	Significant	Significant
	2023	in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	(Level 3)
		(Level 1)	(Level 2)
Derivative liability	$150,318,473	$-	$150,084,173	$234,300

	September 30,	Quoted Prices	Significant	Significant
	2022	in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	(Level 3)
		(Level 1)	(Level 2)
Derivative liability	$84,799,179	$-	$84,799,179	$-

A summary of all changes in warrants and other derivative liabilities is presented below:

Balance, September 30, 2022	$84,799,179
Derivative liabilities recognized upon issuance of convertible instruments	499,737,254
Derivative liability recognized upon authorized shares shortfall	11,978,166
Loss / (gain) on derivative liability revaluation	89,462,559
Reclassification of derivative liabilities to equity upon authorization of sufficient common shares	(47,818,882)
Financing loss upon over-issuance of shares from warrants	8,934,892
Receivables upon over-issuance of shares from warrants	17,721,868
Reclassification to liability to issue shares upon unfinished warrant exercise on period end	(5,378,806)
Conversions of warrants into common shares	(509,117,758)
Balance, June 30, 2023	$150,318,473

Balance, September 30, 2021	$-
Derivative liabilities recognized upon issuance of convertible instruments	269,344,178
Loss / (gain) on derivative liability revaluation	124,672,956
Conversions of warrants into common shares	(420,626,121)
Change in agreement with warrant holders (recognized as deemed dividends)	32,735,345
Balance, June 30, 2022	$6,126,358

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At a special meeting on January 25, 2023, stockholders approved the proposal to increase the Company’s authorized common stock capital from 1.75 billion to 5 billion shares. At June 30, 2023, the Company had 5,000,000,000 shares of common stock authorized with $0.001 par value per share.

In accordance with stockholder approval, on May 4, 2023, the Company effectuated a 1-for-25 reverse stock split. The second reverse stock split of 1-for-9 was made effective on August 11, 2023 (see more information in the Note 1 above). Both stock splits resulted in reduction of common shares issued and outstanding.

The Company had 86,762,748 and 3,704,303 shares of common stock (post Reverse Stock Splits) issued and outstanding on June 30, 2023 and September 30, 2022, respectively.

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

When the Company receives a warrant exercise notice or preferred stock conversion notice close to the balance sheet date, and issues relevant order to a transfer agent which is effectively exercised only after the balance sheet date, relevant shares of common stock are presented in the balance sheet as common stock owed but not issued.

Preferred Stock

Under the terms of our Certificate of Incorporation, the Board may determine the rights, preferences, and terms of our authorized but unissued shares of Preferred Stock. On June 30, 2023, the Company had 500,000,000 shares of Preferred Stock authorized with $0.001 par value per share. The Reverse Stock Splits (see Note 1 above) did not affect the number of shares of Preferred Stock authorized and outstanding but the conversion ratios were proportionately adjusted to decrease the number of shares of common stock to be issued as a result.

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

Year 3: Redemption at 115% of the Redemption Price

Year 4: Redemption at 110% of the Redemption Price

Year 5: Redemption at 105% of the Redemption Price

Year 6 and thereafter: Redemption at 100% of the Redemption Price

The Series C and Series D Preferred Stock is also redeemable at any time for a price per share equal to the Issue Price, plus all unpaid accrued and accumulated dividends on such share (whether or not declared), provided: (A) the Preferred Stock has been issued and outstanding for a period of at least one year, (B) the issuance of the shares of common stock underlying the Preferred Stock has been registered pursuant to the Securities Act and such registration remains effective, and (C) the trading price for the common stock is less than the Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market.

Dividends

The holders of Series A and Series B Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Series A Preferred Stock and Series B Preferred Stock participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during the three and nine months ended June 30, 2023, and 2022.

The Series C Preferred Stock originally provided for a cumulative 15.0% per annum fixed dividend on the Series C Original Issue Price plus unpaid accrued and accumulated dividends. On January 13, 2023, the Company and holders of Series C Preferred Stock entered into a waiver agreement pursuant to which such holders irrevocably waived their right to receive any and all cumulative 15.0% per annum fixed dividends on such Preferred Stock, including all unpaid accrued and accumulated dividends. An adjustment to the additional paid-in capital of the Company has been recognized as a result.

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the Common Stock. The Series D Preferred Stock dividend payable balance was approximately $374,445 on June 30, 2023.

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

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into 0.444 (giving effect to the Reverse Stock Splits – see Note 1) shares of fully paid and non-assessable shares of common stock (rounding up to the nearest share).

Each share of Series B Preferred Stock and each share of Series C Preferred Stock are convertible at the option of the holder at any time into such number of shares of common stock as is determined by dividing the Issue Price by the relevant Conversion Price (in each case, subject to adjustment). As of June 30, 2023, there were no shares of Series B Preferred Stock issued and outstanding. As of June 30, 2023, each share of Series C Preferred Stock is convertible into 0.004 (giving effect to the Reverse Stock Split – see Note 1) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

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

The Series D Preferred Stock is convertible at the option of each holder at any time into the number of shares of common stock determined by dividing the Series D Original Issue Price (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the Series D Conversion Price, subject to adjustment as set in the Certificate of Designation. As of June 30, 2023, each share of Series D is convertible into 0.004 (giving effect to the Reverse Stock Split – see Note 1) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

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

Each holder of common stock, Series B Preferred and Series C Preferred has right to one vote for each share of Common Stock into which such Series B Preferred Stock and/or Series C Preferred Stock, as applicable, could be converted. Each holder of Series A Preferred has the right to 1,000 votes per share held of record by such holder (this right will terminate on November 5, 2024).

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

NOTE 10 – LOSS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income allocated to common stockholders by the weighted-average common shares outstanding. Diluted EPS is computed by dividing income allocated to common stockholders plus dividends on dilutive convertible preferred stock and preferred stock that can be tendered to exercise warrants, by the weighted-average common shares outstanding plus amounts representing the dilutive effect of outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable.

For the three and nine months ended June 30, 2023 and 2022, the convertible debt and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.” The warrants to purchases shares of common stock also were excluded from the computation because the result would have been antidilutive.

The following table presents the reconciliation of net income attributable to common stockholders to net income used in computing basic and diluted net income per share of common stock (giving effect to the Reverse Stock Splits – see Note 1):

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$(308,858,234)	$(4,847,151)	$(800,047,339)	$(485,517,181)
Less: accumulated preferred stock dividends	(13,125)	(2,285,792)	7,387,811	(37,541,085)
Net income used in computing basic net income per share of common stock	$(308,871,359)	$(7,132,943)	$(792,659,528)	$(523,058,266)

Net loss per share	(11.14)	$(4.26)	$(55.44)	$(694.20)

Weighted average shares outstanding, basic and diluted	27,720,475	1,674,607	14,296,659	753,474

Weighted average shares outstanding, basic and diluted, before reverse stock splits, see Note 1	6,237,106,875	376,786,685	3,216,748,275	169,531,688
Net loss per share before reverse stock splits	$(0.05)	$(0.02)	$(0.25)	$(3.09)

NOTE 11 – SHARE-BASED COMPENSATION

The Company has a share incentive plan that is part of its annual discretionary share-based compensation program. The plan includes consultants and employees, including directors and officers. For employees, they are notified of company share incentives during the onboarding process. The employee’s offer letter briefly describes the plan. Subject to the approval of our Board of Directors Compensation Committee, employees are issued a specified number of shares of the Company’s common stock. The total expense of share awards to employees represents the grant date fair value of relevant number of shares to be issued and is recognized, along with additional paid-in capital, ratably over the vesting period.

The Company has also adopted the CEO Award Incentive Plan, approved by the Board and by stockholders on July 26, 2022 at the 2022 Annual Meeting of Stockholders. Under this plan, the Chief Executive Officer is entitled to share-based awards generally calculated as 1-2% of then outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones) that are supposed to significantly increase value of the Company. The compensation is accrued over the service term when it is probable that the milestone will be achieved. As at June 30, 2023 the accrual for future awards is approximately $3.4 million.

From time to time the Company also issues share-based compensation to external consultants providing consulting, marketing, R&D, legal and other services. The number of shares specified within the individual agreements is generally negotiated by our Chief Executive Officer and approved by the Board. A part of these share-based awards is classified as equity, similar to stock-based compensation to employees. Another part of the Company’s share-based awards to consultants is classified as liabilities: e.g. if a number of shares consultant is entitled to is predominantly based on monetary value fixed in the contract. A vested part of liability in this case is revaluated each period based on market price of the common shares of the Company, until sufficient number of shares is issued.

The common stock provided for services to consultants is accounted for as professional fees within G&A and R&D expenses and employee, director and management share issuances are a part of compensation expense.

	For the three months ended June 30,		For the nine months ended June 30,
Composition of Share-Based Compensation Expense	2023	2022	2023	2022
Directors, officers and employees share-based compensation	$3,678,278	$96,495	$51,329,014	$20,049,336
Share-based compensation to consultants (equity-classified)	903,264	4,928,824	7,367,107	12,288,735
Share-based compensation to consultants (liability-classified)	6,130,462	119,344	12,319,250	141,639
Total share-based compensation expense	$10,712,004	$5,144,663	$71,015,371	$32,479,710

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2023	September 30, 2022
Accrued Expenses and Other Liabilities
Accrued expense - other	$5,135,333	$3,529,384
IRS tax liability	187,303	1,744,707
Accrued payroll	1,583,056	534,782
Accrued interest	1,479,688	1,377,008
Total	$8,385,380	$7,185,881

NOTE 13 – LIABILITY TO ISSUE STOCK

Liability to issue stock represents common stock that is accrued for and issuable at a future date for certain convertible securities and warrants and was $5,378,806 as of June 30, 2023. As of June 30, 2023 CEO share-based award liability amounted to $3,491,421. As of September 30, 2022, liability to issue common stock to Esousa was $10,710,000.

NOTE 14 – PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

Property, equipment, and leasehold improvements, net consists of the following:

	June 30,	September 30,
	2023	2022
Buildings	$48,120,753	$7,659,121
Land	3,040,303	647,576
Furniture and equipment	682,798	556,948
Vehicles	335,183	96,363
Show room assets	4,428,544	4,418,724
Computer hardware and software	2,016,046	1,013,308
Machinery and equipment	32,070,385	7,383,612
Construction-in-progress	12,237,665	269,778
Leasehold improvements	186,341	76,438
Subtotal	103,118,018	22,121,868
Less: accumulated depreciation	(11,367,499)	(4,335,166)
Property, Equipment and Leasehold Improvements, net	$91,750,519	$17,786,702

Property, plant and equipment assets are stated at cost, net of accumulated depreciation. Depreciation expense related to property, equipment, and leasehold improvements for the three and nine months ended June 30, 2023, was $1,680,595 and $7,050,864, and was $86,598 and $251,780 for the three and nine months ended June 30, 2022, respectively.

The ELMS asset acquisition closed on November 30, 2022 (See Note 4 – Purchase of assets from ELMS), and include property, plant, and equipment additions of:

●	The Mishawaka, Indiana factory, which consisted of land and building of $1.44 million and $41.29 million, respectively; and
●	All property including equipment, machinery, supplies, computer hardware, software, communication equipment, data networks and all other data storage, that totaled $27.3 million in machinery additions.

NOTE 15 – OTHER NONCURRENT ASSETS

Other assets consist of the following:

	June 30, 2023	September 30, 2022
Other Assets
Other assets	$—	$81,587
Security deposits	1,010,712	281,056
Total Other Assets	$1,010,712	$362,643

NOTE 16 – OPERATING EXPENSES

General and Administrative Expenses consist of the following:

	Three months ended June 30,		Nine months ended June 30,
	2023	2022	2023	2022
Professional fees	$5,250,063	$4,908,855	$51,884,123	$31,773,409
Compensation to employees and management	15,133,141	3,177,790	52,147,116	10,556,783
Depreciation	1,680,595	86,598	7,050,864	251,780
Amortization	913,061	221,699	4,433,035	667,075
Lease	273,234	474,032	1,948,288	1,493,150
Settlements and penalties	2,327,286	169,607	8,592,635	1,054,439
Employee benefits	1,140,917	639,779	2,759,607	1,552,939
Utilities and office expense	996,997	202,652	2,064,100	428,565
Advertising and promotions	985,763	644,423	4,746,032	3,570,016
Taxes and licenses	120,500	8,805	372,381	25,926
Repairs and maintenance	302,623	167,173	684,920	246,875
Executive expenses and directors' fees	73,759	—	363,825	—
Listing and regulatory fees	1,415,003	—	4,150,348	—
Other	1,164,870	195,387	2,988,887	1,446,359
Total	$31,777,812	$10,896,800	$144,186,161	$53,067,316

Research and development

Research and development for the three months ended June 30, 2023, and 2022 was $22,088,011 and $7,324,365, respectively. Research and development for the nine months ended June 30, 2023, and 2022 was $51,188,991 and $9,665,126, respectively. Costs are expensed as incurred. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping costs and other expenses related to preparation to mass-production of electric vehicles such as Mullen Five EV, Mullen One EV cargo van, etc.

NOTE 17 – LEASES

We have entered into various operating lease agreements for certain offices, manufacturing and warehouse facilities, and corporate aircraft. Operating leases led to recognition of right-of-use assets, and current and noncurrent portion of lease liabilities, as appropriate. The right-of-use assets also include any lease payments made and initial direct costs incurred at lease commencement and exclude lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements which require payments for both lease and non-lease components and have elected to account for these as a single lease component. Certain leases provide for annual increases to lease payment based on an index or rate. We calculate the present value of future lease payments based on the index or at the lease commencement date for new leases.

The table below presents information regarding our lease assets and liabilities:

	June 30, 2023	September 30, 2022
Assets:
Operating lease right-of-use assets	$5,504,851	$4,597,052
Liabilities:
Operating lease liabilities, current	(2,217,059)	(1,428,474)
Operating lease liabilities, non-current	(3,709,616)	(3,359,354)
Total lease liabilities	$(5,926,675)	$(4,787,828)
Weighted average remaining lease terms:
Operating leases	2.66 years	2.63 years
Weighted average discount rate:
Operating leases	28%	28%

Operating lease costs:	For the three months ended June 30,		For the nine months ended June 30,
	2023	2022	2023	2022
Fixed lease cost	$330,175	$327,409	$887,294	$1,066,680
Variable lease cost	85,298	158,399	147,120	418,999
Short-term lease cost	—	34,473	—	160,250
Sublease income	(108,127)	(46,144)	(201,875)	(152,431)
Total operating lease costs	$307,346	$474,137	$832,539	$1,493,498

Operating Lease Commitments

Our lease obligations are based upon contractual minimum rates. Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises. The initial term for most real property leases is typically 1 to 3 years, with renewal options of 1 to 5 years, and may include rent escalation clauses.

The following table reflects maturities of operating lease liabilities at June 30, 2023:

Years ending
June 30,
2023 (3 months)	$874,278
2024	3,074,497
2025	2,423,880
2026	610,913
2027	417,425
Thereafter	115,668
Total lease payments	$7,516,661
Less: imputed interest	(1,589,986)
Present value of lease liabilities	$5,926,675

NOTE 18 – COMMITMENTS AND CONTINGENCIES

ASC 450.20 governs the disclosure and recognition of loss contingencies, including potential losses from litigation, regulation, tax and other matters. The accounting standard defines a “loss contingency” as “an existing condition, situation, or set of circumstances involving uncertainty as to possible loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.” ASC 450 requires accrual for a loss contingency when it is probable that one or more future events will occur confirming the fact of loss and the amount of the loss can be reasonably estimated. Under this standard an event is probable when it is likely to occur.

From time to time, we are subject to asserted and actual claims and lawsuits arising in the ordinary course of business. Company management reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. We establish accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our consolidated financial statements to not be misleading. As required by ASC 450 we do not record liabilities when the likelihood is probable, but the amount cannot be reasonably estimated. To estimate whether a loss contingency should be accrued by a charge to income, management evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss.

DBI Lease Buyback Servicing LLC, Drawbridge Investments LLC v. Mullen Automotive Inc.

In June 2022, Mullen entered into a letter agreement with DBI Lease Buyback Servicing LLC (“DBI”) wherein it agreed to provide DBI with a right to purchase up to $25 million worth of a to-be-issued Series E Convertible Preferred Stock and warrants. The option and its terms have not been finalized.

On March 2, 2023, DBI and Drawbridge Investments LLC (collectively, “Drawbridge”) filed a complaint in the Commercial Division of the Supreme Court of the State of New York, County of New York against Mullen. The complaint asserts three claims arising out of an alleged Series E option agreement by which Drawbridge allegedly would be able to purchase to-be-created Series E preferred shares and obtain warrants for Mullen’s common stock in exchange for, inter alia, a $3.5 million discount on a promissory note held by Drawbridge.  Specifically, Drawbridge asserts claims for: (1) specific performance of the alleged agreement; (2) money damages (in an amount exceeding $100 million) arising out of Mullen’s alleged breach of the alleged agreement; and (3) declaratory judgment setting forth Drawbridge’s rights and Mullen’s obligations under the alleged agreement.

Drawbridge also commenced an action by Order to Show Cause (“OSC”) whereby it, inter alia, sought a temporary restraining order (“TRO”) (a) enjoining Mullen from (i) increasing the number of designated shares for any outstanding stock and (ii) issuing new preferred stock; and (b) requiring Mullen to maintain at least 500,000,000 in authorized common stock (post reverse splits).  On March 14, 2023, the Court vacated the TRO and entered an Order on March 15, 2023 whereby the TRO was vacated and denied. At the April 18, 2023 hearing for the preliminary injunctive relief sought by Drawbridge in the OSC and after reviewing Mullen’s opposition and hearing oral argument from both sides, the Court reserved decision on Drawbridge’s motion.

Mullen moved to dismiss the complaint, with prejudice, on May 9, 2023.  The Motion to Dismiss (“MTD”) was fully submitted on or about June 27, 2023.  The Court has not scheduled oral argument on Mullen’s MTD and it is currently sub judice. The Company does not have a reasonable estimate of possible loss (if any) as of June 30, 2023.

Mullen Technologies Inc. v. Qiantu Motor (Suzhou) Ltd.

This matter arises out of a contract dispute between Mullen and Qiantu Motor (Suzhou) Ltd. (“Qiantu”) related to the engineering, design, support, and homologation of Qiantu’s K50 vehicle by Mullen.

On March 14, 2023, the parties entered into a Settlement Agreement providing for full settlement of all pending litigation between Mullen and Qiantu. The parties also released all claims against each other arising from or in connection with the matters and claims that were subject to the legal proceedings. Pursuant to the Settlement Agreement, (1) the parties agreed to enter into an IP Agreement (as defined and described below) and (2) in connection with the settlement of the Legal Proceedings and for the privilege of entering into the IP Agreement, the Mullen paid $6 million to Qiantu.

In connection with the execution of the Settlement Agreement, on March 14, 2023, Mullen entered into an Intellectual Property and Distribution Agreement ( “IP Agreement”) with Qiantu, and two of Qiantu’s affiliates (collectively “Qiantu”). Pursuant to the IP Agreement, Qiantu granted Mullen the exclusive license to use certain of Qiantu’s trademarks and the exclusive right to assemble, manufacture, and sell the homologated vehicles based on the Qiantu K-50 model throughout North America (including Canada, Mexico, and the United States of America) and South America for a period of five (5) years, which period does not start until Mullen has successfully homologated vehicles based on terms of the IP Agreement ( “Five Year Period”). During the Five-Year Period, Mullen is also obligated to purchase a certain number of vehicle kits every year from Qiantu. These rights shall be obtained and the commitment shall only be effective upon Mullen’s assessment of feasibility and profitability of the project within 150 days as provided for by the IP Agreement.

As consideration for Mullen’s entry into the IP Agreement, (1) Mullen issued to Qiantu USA warrants to purchase up to 333,333 shares of Mullen’s common stock (the “Qiantu Warrants”) as described below; (2) Mullen additionally paid Qiantu $2,000,000 for deliverable items under the IP Agreement; and (3)  in exchange, Mullen will pay Qiantu a royalty fee of $1,200 for each homologated vehicle sold in North America and South America during the term of the IP Agreement. The Qiantu Warrants were issued upon execution of the IP Agreement and are exercisable at Qiantu USA’s discretion commencing at any time from September 30, 2023 up to and including September 30, 2024 at 110% of the market price of Mullen’s common stock at the close of trading on the earlier of (a) when Mullen completes its obligations to its Series D Preferred Stock investors; or (b) June 15, 2023 (for more information on the warrants, see note 8).

As Mullen continues analysis of the homologation costs, Mullen believes it would be in its best interest to also acquire licensing rights in additional territories. In that regard, the Mullen is currently in negotiations with Qiantu for the licensing rights to the European territory.

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

The GEM Group

On September 21, 2021, the GEM Group filed an arbitration demand and statement of claim against Mullen seeking declaratory relief and damages. This matter arises out of an alleged breach of a securities purchase agreement dated November 13, 2020.  On June 7, 2023, the arbitrator held oral argument on issues related to liability.  The arbitrator has not yet issued his decision on issues related to liability. Briefing and oral argument on issues of damages, if necessary, will be schedule after the arbitrator issues its decision on liability.

On June 13, 2023, the GEM Group requested a procedural order seeking “Interim Measures” based on its belief that Mullen may not be able to satisfy its obligations should the Arbitrator rule in the GEM Group’s favor. The arbitrator, despite Mullen’s objections, authorized the GEM Group to file an application. On July 12, 2023, the GEM Group filed an Application for Interim Award Relief. Mullen filed its response on July 19, 2023.  On August 3, 2023, the arbitrator issued his Decision and Order on Application for Interim Measures requiring Mullen to deposit $7,000,000 into an interest-bearing escrow account with a commercial bank or brokerage firm within 30 days of his Decision and Order. All interest earned on the escrow account shall become the property of the party determined by the arbitration to be the principal and the amounts held in escrow shall only be released upon further order of the arbitrator, a court of competent jurisdiction, or by agreement of the parties.

The Company does not have a reasonable estimate of possible loss (if any) as of June 30, 2023.

TOA Trading LLC Litigation

This claim arises out of an alleged breach of contract related to an unpaid finder’s fee. On April 11, 2022, TOA Trading LLC and Munshibari LLC (“Plaintiffs”), filed a complaint against Mullen in the United States District Court for the Southern District of Florida. On May 18, 2022, Mullen filed a Motion to Dismiss or in the Alternative, Transfer Venue. Plaintiffs filed their opposition on June 1, 2022 and Mullen filed its reply on June 8, 2022. The court took the Motion to Dismiss or in the Alternative, Transfer Venue under submission. Plaintiffs filed a Notification of Ninety Days Expiring on February 1, 2023 notifying the court that Mullen’s  Motion to Dismiss or in the Alternative, Transfer Venue had been fully briefed for a period of time exceeding 90 days. On March 22, 2023, the Court issued a ruling denying Mullen’s Motion to Dismiss or in the Alternative, Transfer Venue. Accordingly, Mullen filed its Answer to Plaintiffs’ complaint on April 7, 2023. The Parties have engaged in written and oral discovery. Mediation is scheduled for September 7, 2023. Trial is set for February 12, 2024. The Company does not have a reasonable estimate of possible loss as of June 30, 2023.

Mullen Stockholder Litigation

Margaret Schaub v. Mullen Automotive, Inc. – Securities Class Action

On May 5, 2022, Plaintiff Margaret Schaub, a purported stockholder, filed a putative class action complaint in the United States District Court Central District of California against Mullen Automotive, Inc. (the “Company”), as well as its Chief Executive Officer, David Michery, and the Chief Executive Officer of a predecessor entity, Oleg Firer (the “Schaub Lawsuit”).  This lawsuit was brought by Schaub both individually and on behalf of a putative class of the Company’s shareholders, claiming false or misleading statements regarding the Company’s business partnerships, technology, and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder.  The Schaub Lawsuit seeks to certify a putative class of shareholders, and seeks monetary damages, as well as an award of reasonable fees and expenses.

On August 4, 2022, the Court issued an order consolidating the Schaub Lawsuit with the later-filed Gru Lawsuit (discussed below), and appointing lead plaintiff and lead counsel.

On September 23, 2022, Lead Plaintiff filed her Consolidated Amended Class Action Complaint (“Amended Complaint”) against the Company, Mr. Michery, and the Company’s predecessor, Mullen Technologies, Inc., premised on the same purported violations of the Exchange Act and Rule 10b-5, seeking to certify a putative class of shareholders, and seeking an award of monetary damages, as well as reasonable fees and expenses. Defendants filed their motion to dismiss the Amended Complaint on November 22, 2022.

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

David Gru v. Mullen Automotive, Inc.

On May 12, 2022, David Gru, a purported stockholder, filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company, Mr. Michery, and Mr. Firer (the “Gru Lawsuit”).  This lawsuit was brought by Gru both individually and on behalf of a putative class of the Company’s shareholders, claiming false or misleading statements regarding the Company’s business partnerships, technology, and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5.  The Gru Lawsuit sought to declare the action to be a class action, and sought monetary damages, pre-judgment and post-judgment interest, as well as an award of reasonable fees and expenses.

On August 4, 2022, the Court consolidated this action into the Schaub Lawsuit, and ordered this action administratively closed.

Jeff Witt v. Mullen Automotive, Inc.

On August 1, 2022, Jeff Witt and Joseph Birbigalia, purported stockholders, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, Mr. Firer, and current or former Company directors Ignacio Novoa, Mary Winter, Kent Puckett, Mark Betor, William Miltner and Jonathan New (the “Witt Lawsuit”).  The Witt lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit.  The Witt Lawsuit seeks monetary damages, as well as an award of reasonable fees and expenses.

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

Hany Morsy v. David Michery, et al.

On September 30, 2022, Hany Morsy, a purported stockholder, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, Mr. Firer, former Company officer and director, Jerry Alban, and Company directors Mr. Novoa, Ms. Winter, Mr. Puckett, Mr. Betor, Mr. Miltner, and Mr. New (the “Morsy Lawsuit”).  This lawsuit asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit.  The Morsy Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and seeks monetary damages, pre-judgment and post-judgment interest, restitution, and an award of reasonable fees and expenses.

On November 8, 2022, the Court consolidated this matter and the Witt Lawsuit (see above) into one case, and stayed the consolidated action (as discussed above).

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

On December 16, 2022, the Court entered a limited status quo order in the Robbins Lawsuit (the “Status Quo Order”), with respect to the vote of shares at the Company’s December 23, 2022, special meeting (or any adjournment thereof), pending final disposition of this action.  On January 5, 2023, the Court consolidated the Robbins Lawsuit with the Foley Lawsuit, appointing lead plaintiffs and lead counsel.  On February 3, 2023, the Court entered an order dismissing the consolidated action as moot and retaining jurisdiction to adjudicate any application for attorneys’ fees and expenses by lead plaintiffs, as well as the form of notice to stockholders relating to any fee application or agreed-upon fee.

On March 10, 2023, lead plaintiffs moved for an award of attorneys’ fees and expenses. On June 1, 2023, the Court entered an order awarding lead plaintiffs $1,004,731 in attorneys’ fees and expenses. The Company satisfied the award on June 30, 2023.

Chosten Caris v. David Michery

On April 27, 2023, Chosten Caris, a purported stockholder, filed a complaint against Mr. Michery in the Eighth Judicial Circuit In and For Alachua County, Florida (the “Caris Lawsuit”).  This lawsuit purports to seek damages for claims arising under Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.  The Caris Lawsuit also seeks punitive damages. On May 17, 2023, Mr. Michery removed the Caris Lawsuit to the United States District Court for the Northern District of Florida.  Mr. Michery filed a Motion to Dismiss (“MTD”) the Caris Lawsuit on June 20, 2023.

On July 21, 2023, Plaintiff filed a document entitled “Conclusion” and another entitled “Memorandum Summary.” The court, on July 25, 2023, entered an order in response to Plaintiff’s “Conclusion” advising that the document did not constitute a sufficient filing because it was not in the proper format, did not include a certificate of service, was not signed, and was not responsive to the MTD. The court additionally, expanded Plaintiff’s deadline to respond to the MTD from July 21, 2023 to August 8, 2023 and deferred its ruling on the MTD as a result of the extended filing deadline.

On July 26, 2023, Plaintiff filed a document entitled “Plaintiff’s Demand” requesting certain relief from the court. The court, on July 28, 2023, issued an order denying “Plaintiff’s Demand”, advising that no action will be taken on Plaintiff’s July 21, 2023 “Memorandum Summary”, and further deferring a ruling on the MTD. Plaintiff filed his response to the MTD on August 3, 2023. No reply is permitted in this court. To date, the court has not issued an order with respect to the MTD.

Based upon information presently known to management, the Company believes that the potential liability from this claim, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Therefore, no liability has been reflected on the condensed consolidated financial statements.

NOTE 19 – RELATED PARTY TRANSACTIONS

Related Party Note Receivable

Prior to its Merger on November 5, 2021, Previous Mullen operated as a division of Mullen Technologies, Inc. (“MTI”). Subsequent to the corporate reorganization, the Company has provided management and accounting services to MTI. On March 31, 2023, the Company entered a note receivable with the related party for the principal amount of $1,388,405 plus all accrued interest to the noteholder on March 31, 2025. The borrower may prepay the loan without any penalty or premium. The loan carries an annual interest rate of 10%, which may increase to 15% if the borrower defaults on any payment. As of June 30, 2023, the principal amount is $1,834,496 and the accrued interest is $41,516. These receivables are presented in non-current assets under receivable from related party in these condensed consolidated balance sheets.

Director Provided Services

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner also is an elected Director for the Company, beginning his term in August 2021. For the three and nine months ended June 30, 2023, Mr. Miltner received $161,687 and $864,343, for services rendered, respectively. For the three and nine months ended June 30, 2022, for services rendered, $178,640 and $804,120, respectively. Mr. Miltner has been providing legal services to us since 2020.

Mary Winter

On October 26, 2021, the Company entered into a 1-year consulting agreement with Mary Winter, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities in the amount of $60,000 annually or $5,000 per month.

NOTE 20 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through August 14, 2023, which is the date these condensed consolidated financial statements were available to be issued.

Results of Annual Stockholders Meeting

An annual meeting of stockholders was convened on August 3, 2023, with several key decisions being ratified (except for Proposal 4):

●	Two Class II Directors were elected for a three-year term concluding in 2026 (Proposal 1).
●	Amendments to the 2022 Equity Incentive Stock Plan were approved, resulting in an increase of the authorized issuance by 52,000,000 shares (not subject to adjustment for any decrease or increase in the number shares of common stock resulting from a stock spilt, reverse stock split, recapitalization, combination, reclassification, the payment of a stock dividend on the common stock or any other decrease in the number of such shares of common stock effected without receipt of consideration by the Company) (Proposal 2).
●	An amendment to the Company’s Certificate of Incorporation to effect a reverse stock split at a ratio ranging from 1-for-2 to 1-for-100 was approved (Proposal 3).
●	The conversion of Mullen Automotive Inc. from a Delaware Corporation to a Maryland Corporation was not approved (at a ratio ranging from 1-for-2 to 1-for-100).
●	On an advisory basis, the compensation of named executive officers was approved (Proposal 5).
●	On an advisory basis, the frequency for future votes on the compensation of named executive officers was approved for every three years (Proposal 6).
●	The issuance of shares of common stock to our Chief Executive Officer, Mr. Michery, under the 2023 Performance Stock Award Agreement, was approved, subject to the achievement of certain milestones, in compliance with Nasdaq Listing Rule 5635(d), (see below) (Proposal 7).
●	Amendments were approved, in compliance with Nasdaq Listing Rule 5635(d) to a securities purchase agreement, enabling the issuance of $7 million in additional shares and warrants, exercisable into shares of Common Stock, and any future adjustments of the exercise price of the warrants (Proposal 8).
●	The appointment of RBSM LLP as the independent registered public accounting firm for the fiscal year ending September 30, 2023 was ratified (Proposal 9).

2023 Performance Stock Award to the CEO

The new 2023 Performance Stock Award (PSA) Agreement approved by the Board and stockholders of the Company, provides the Company's CEO, Mr. Michery (the “CEO”), with an opportunity to earn equity awards subject to achievement of specific milestones:

●	Vehicle Completion Milestones: The CEO is eligible for awards when he procures full USA certification and homologation for the Class Three Van by December 2023, the Bollinger B1 SUV by June 2025, and the Bollinger B2 Pick Up Truck by June 2025. Each achievement corresponds to 3% of Mullen’s current total issued and outstanding shares.
●	Revenue Benchmark Milestones: These are tied to every $25 million of revenue recognized by the Company, up to a total of $250 million. Each revenue benchmark reached corresponds to 1% of Mullen’s current total issued and outstanding shares.
●	Battery Development Milestones: These are triggered by the development of new and advanced battery cells and their scaling to the vehicle pack level for specific vehicles by December 2024. Each achievement corresponds to 2% of Mullen’s current total issued and outstanding shares.
●	JV-Acquisition Milestones: The CEO is awarded upon the Company's acquisition of a majority interest in an enterprise that manufactures or provides beneficial products to the Company. Each acquisition corresponds to 3% of Mullen’s current total issued and outstanding shares.
●	Accelerated Development Milestone: This is triggered by the acquisition of a facility with existing equipment that expedites the scaling of battery pack production in the USA, corresponding to 2% of Mullen’s current total issued and outstanding shares.

The Company believes these equity incentives align the CEO’s interests with those of the stockholders and promote the Company's business plans. The CEO also has outstanding potential awards from the 2022 PSA Agreement, contingent on meeting the milestones specified in that plan (see Note 11).

Compensation for Non-employee Directors

Effective July 1, 2023, the Company’s Board of Directors approved the following compensation for non-employee directors for service on the Board and its committees:

●	Each non-employee director will receive $50,000 annually as a cash retainer for their Board service, with additional annual cash retainers of (i) $5,000 for each member of the Company’s Compensation Committee or Nominating and Corporate Governance Committee; (ii) $7,500 for the Chairman of the Compensation Committee or Nominating and Corporate Governance Committee; (iii) $10,000 for each member of the Audit Committee; (iv) $45,000 for the chair of the Audit Committee; and (v) $25,000 to the Lead Independent Director. All cash retainers are paid quarterly in arrears.
●	Additionally, each non-employee director shall receive an annual stock award under the Company’s equity plan equal to $100,000 divided by the closing trading price of the Company’s Common Stock on the date of each such grant.
●	The non-employee directors are entitled to reimbursement of ordinary, necessary, and reasonable out-of-pocket travel expenses incurred in connection with attending in-person meetings of the Board or committees thereof. In the event non-employee directors are required to attend greater than four in-person meetings or 15 telephonic meetings during any fiscal year, such non-employee directors will be entitled to additional compensation in the amount of $500 for each additional telephonic meeting beyond the 15 telephonic meeting threshold, and $1,000 for each additional in-person meeting beyond the four in-person meeting threshold.

Change in Control Agreements

On August 11, 2023, the Board of Directors approved, and the Company entered, Change in Control Agreements with each non-employee director and David Michery, its Chief Executive Officer.  Pursuant to the Change in Control Agreements with each non-employee director, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and such non-employee director will receive $5 million.   Pursuant to the Agreement with Mr. Michery, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and Mr. Michery will receive an aggregate percentage of the transaction proceeds as follows:  10%

of the transaction proceeds that are up to and including $1 billion; plus an additional 5% of transaction proceeds that are more than $1 billion and up to $1.5 billion; and an additional 5% of transaction proceeds that are more than $1.5 billion.  A change in control, as defined in the agreements  occurs upon (i) any person becoming the beneficial owner of 50% or more of the total voting power of the Company’s then outstanding voting securities, (ii) a change in the composition of the Board, as a result of which fewer than a majority of the directors are Incumbent Directors (as defined in the Change in Control Agreements), or (iii) the consummation of a merger or consolidation of the Company (except when the total voting power of the Company continues to represent at least 50% of the surviving entity), any liquidation, or the sale or disposition by the Company of all or substantially all of its assets.

$25 Million Stock Buyback Program

On July 6, 2023, the Board of Directors (the "Board") of the Company authorized a stock buyback program, pursuant to which the Company may, until Dec. 31, 2023, purchase up to $25 million in shares of its outstanding common stock. The shares may be repurchased, from time to time, in the open market or in privately negotiated transactions depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission (the “SEC”). The authorization of the stock buyback program does not obligate the Company to purchase any shares and may be terminated or amended by the Board at any time prior to its expiration date. The purchases under the stock buyback program have not commenced by these consolidated financial statements release date.

Reverse Stock Split

On August 11, 2023, the Company effected a 1-for-9 reverse stock split (See Note 1). NASDAQ mandates companies to sustain a minimum bid price of $1.00 per share for compliance. Depending on various factors, including trading volume and stock price trend, the compliance duration can be extended up to 20 business days.

Exercise of Warrants

After the balance sheet date, the Company issued 97,405,972 shares of common stock due to the exercise of prefunded warrants and Preferred D Warrants (see Note 8).

Mullen Advanced Energy Operations LLC

On April 17, 2023, the Company entered into a binding Letter of Agreement with Lawrence Hardge, Global EV Technology, Inc., and EV Technology, LLC (collectively, “EVT”) to partner on a device known as a Battery Life Enhancing Technology. The parties formed a new corporation called Mullen Advanced Energy Operations to develop, manufacture, market, sell, lease, distribute, and service all products resulting from the technology. The Company holds a 51% equity interest in MAEO, and EVT holds a 49% equity interest. EVT was supposed to license the technology and intellectual property rights to MAEO and assign all rights to governmental and other contracts relating to the technology. The Company paid Mr. Hardge an upfront payment of $50,000 and an additional $5.0 million payment was due upon execution of definitive agreements and completion of IP assignment.

On July 10, 2023, the Company issued a notice terminating the Agreement dated April 17, 2023. The termination notice, which was sent after numerous attempts by the Company  to obtain adherence by EVT to the terms of the Agreement, references several breaches by EVT including (1) failing to execute documents evidencing an irrevocable, royalty free, worldwide exclusive license to the Technology and IP, in perpetuity, to MAEO, (2) refusing to conduct any tests of the Technology at a Mullen approved facility after the LOA, (3) repeatedly refusing to honor the terms of the Mutual Non-Disclosure Agreement signed April 14, 2023, and (4) failing to disclose all claims or threatened legal actions by any third parties related to the Technology.

NOTE 21 - RESTATEMENT

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

The following table summarizes the impacts of these error corrections on the Company's financial statements for the three and nine months ended June 30, 2022, respectively, presented below:

ii. Statement of operations
	Impact of correction of error - quarter			Impact of correction of error - year to date
Quarter ended June 30, 2022 (Unaudited)	As previously	Adjustments	As restated	As previously	Adjustments	As restated
	reported			reported

Loss from operations	(18,221,165)	-	(18,221,165)	(62,732,442)	-	(62,732,442)

Other financing costs - initial recognition of warrants at fair value	-	-	-	-	(269,344,177)	(269,344,177)
Gain / (loss) on derivative liability revaluation	3,045,000	31,538,523	34,583,523	3,045,000	(110,750,006)	(107,705,006)
Incentive fee to creditor for transfer of note payable	(23,085,886)	23,085,886	-	(23,085,886)	23,085,886	-
Others	(21,209,509)	-	(21,209,509)	(45,735,556)	-	(45,735,556)
Other income (expense)	(41,250,395)	54,624,409	13,374,014	(65,776,442)	(357,008,297)	(422,784,739)
Net loss	(59,471,560)	54,624,409	(4,847,151)	(128,508,884)	(357,008,297)	(485,517,181)
Deemed dividend on preferred stock	(2,285,792)	-	(2,285,792)	(4,805,740)	(32,735,345)	(37,541,085)
Net loss attributable to common stockholders	(61,757,352)	54,624,409	(7,132,943)	(133,314,624)	(389,743,642)	(523,058,266)
Loss per share	(36.88)		(4.26)	(176.93)		(694.20)
Weighted average common shares outstanding (after reverse stock splits, see Note 1)	1,674,607		1,674,607	753,474		753,474

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

Revenues

We have now commenced our commercial operations and started to generate revenue. We are planning to ramp up production and reach sufficient revenue levels in subsequent periods – primarily from sales of Commercial Delivery Vehicles (Class 1 – 6). As we continue to develop our product line, we anticipate additional revenue streams in the future, also from the sales of Sport Utility Vehicles ("SUVs") and the flexible leasing of our electric vehicles ("EVs").

Cost of Goods Sold

The costs of goods sold primarily include vehicle components and parts, direct labor costs, amortized tooling costs, and reserves for estimated warranty expenses, all associated with the production and sale of these vehicles.

General and Administrative Expense

General and administrative (“G&A”) expenses include all other expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses, and other expenses.

Research and Development Expense

As we ramp up for commercial operations, we anticipate that research and development expenses will increase for the foreseeable future as we expand our hiring of engineers and designers and continue to invest in new vehicle model design and development of technology.

Income Tax Expense / Benefit

Our income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a valuation allowance against the full value of our U.S. and state net deferred tax assets.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollar amounts, except percentages)
REVENUE
Vehicle sales	$308,000	$—	$308,000	—%
Cost of sales	(248,669)	—	(248,669)	—%
Gross Margin	59,331	—	59,331	—%

Operating costs and expenses:
General and administrative	31,777,812	10,896,800	20,881,012	192%
Research & development	22,088,011	7,324,365	14,763,646	202%
Total Operating Expense	53,865,823	18,221,165	35,644,658	196%
Loss from Operations	$(53,806,492)	$(18,221,165)	$(35,585,327)	195%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(248,413,090)	—	(248,413,090)	—%
Gain / (loss) on derivative liability revaluation	(241,168)	34,583,523	(34,824,691)	(101)%
Gain extinguishment of debt, net	206,081	—	206,081	—%
Gain / (loss) on sale of fixed assets	1,346	(50,574)	51,920	(103)%
Loss on financing	(8,934,892)	—	(8,934,892)	—%
Interest expense	(608,332)	(5,346,766)	4,738,434	(89)%
Penalty for insufficient authorized shares	—	(3,495,000)	3,495,000	(100)%
Other income / (expense), net	826,378	(12,317,169)	13,143,547	(107)%
Total other income / (expense)	(257,163,677)	13,374,014	(270,537,691)	(2,023)%
Income tax provision	(456,191)	—	(456,191)	—%
Net loss before accrued preferred dividends and noncontrolling interest	$(311,426,360)	$(4,847,151)	$(306,579,209)	6,325%

Net loss before accrued preferred dividends and noncontrolling interest

Net loss before accrued preferred dividends and noncontrolling interest was $311.4 million and $4.8 million for the three months ended June 30, 2023 and 2022, respectively.

The $306.6 million or 6,325% increase in Net loss before accrued preferred dividends and noncontrolling interest was primarily due to a $292.1 million increase in non-cash financing expenses and revaluation and $35.6 million increase in operating losses to ramp up of development efforts and reflecting the additional expenses from Bollinger and ELMS.

General and Administrative

General and administrative expenses increased by $20.9 million or 192% to $31.8 million for the three months ended June 30, 2023, from $10.9 million in the three months ended June 30, 2022, primarily due to increases in marketing, and stock compensation related expenses associated with the growth of personnel and resources necessary to develop and launch our electric vehicles.

Research and Development

Research and development expenses increased by $14.8 million or 202% to $22.1 million for the three months ended June 30, 2023, compared to $7.3 million in the three months ended June 30, 2022. Research and development expenses primarily consist of engineering, consulting, homologation, and prototyping costs. The research and development costs are expected to rise with continuing development of our electric vehicle programs.

Other financing costs – initial recognition of derivative liabilities

Other financing costs for the initial recognition of derivative liabilities was $248.4 million for the three months ended June 30, 2023 as compared to zero for the three months ended June 30, 2022 (as no investments that would require recognition of derivative liabilities took place during three months ended June 30, 2022, see Note 8 for further details).

Gain on derivative liability revaluation

The revaluation of derivative liabilities losses increased $34.8 million from $34.6 million gain for the three months ended June 30, 2022 to $0.2 million loss for the three months ended June 30, 2023 due to different patterns in warrant exercises, common shares market price changes, and recognition of new investments creating additional derivative liabilities.

Interest expense

Interest expense decreased by $4.7 million or 89% to $0.6 million for the three months ended June 30, 2023 from $5.3 million for the three months ended June 30, 2022, as the main part of notes payable was converted to common stock or repaid during the second half of fiscal year ended September 30, 2022.

Loss on financing

Loss on financing increased $8.9 million for the three months ended June 30, 2023, versus zero for the three months ended June 30, 2022 due to different patterns in warrants exercise, common shares market price changes, and recognition of new investments creating additional derivative liabilities.

Deferred tax provision

Deferred tax provision was $0.5 million for the three months ended June 30, 2023 as compared to zero for the three months ended June 30, 2022 due to an adjustment in timing differences for amortization expense (relates to deferred tax liability of the Bollinger component acquired in the last quarter of the fiscal year ended September 30, 2022).

Other income (expense), net

Other income, net was $0.8 million for the three months ended June 30, 2023 as compared to $12.3 million of other expense, net for the three months ended June 30, 2022. Bollinger earned interest on a money market account opened in January 2023.

Comparison of the Nine Months Ended June 30, 2023 to the Nine Months Ended June 30, 2022

The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended
	June 30,
	2023	2022	$ Change	% Change

	(dollar amounts, except percentages)
REVENUE
Vehicle sales	$308,000	$—	$308,000	—%
Cost of sales	(248,669)	—	(248,669)	—%
Gross Margin	59,331	—	59,331	—%

Operating costs and expenses:
General and administrative	$144,186,161	$53,067,316	$91,118,845	172%
Research & development	51,188,991	9,665,126	41,523,865	430%
Total Operating Expense	195,375,152	62,732,442	132,642,710	211%
Loss from Operations	(195,315,821)	(62,732,442)	(132,583,379)	211%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(504,373,115)	(269,344,178)	(235,028,937)	87%
Loss on derivative liability revaluation	(89,462,559)	(107,705,006)	18,242,447	(17)%
Gain / (loss) extinguishment of debt, net	(6,246,089)	33,413	(6,279,502)	(18,794)%
Gain / (loss) on sale of fixed assets	386,377	(50,574)	436,951	(864)%
Loss on financing	(8,934,892)	—	(8,934,892)	—%
Interest expense	(5,414,185)	(29,906,225)	24,492,040	(82)%
Penalty for insufficient authorized shares	—	(3,495,000)	3,495,000	(100)%
Other income / (expense), net	2,044,258	(12,317,169)	14,361,427	—%
Total other expense	(612,000,205)	(422,784,739)	(189,215,466)	45%
Income tax benefit	520,385	—	520,385	—%
Net loss before accrued preferred dividends and noncontrolling interest	$(806,795,641)	$(485,517,181)	$(321,278,460)	66%

Net loss before accrued preferred dividends and noncontrolling interest

Net loss before accrued preferred dividends and noncontrolling interest was $806.8 million and $485.5 million for the nine months ended June 30, 2023 and 2022, respectively.

The $321.3 million or 66% increase in Net loss before accrued preferred dividends and noncontrolling interest was primarily due to a $189.2 million increase in Other expenses plus the $132.6 million increase in operating losses to ramp up of development efforts.

General and Administrative

General and administrative expenses increased by $91.1 million or 172% to $144.2 million for the nine months ended June 30, 2023, from $53.1 million in the nine months ended June 30, 2022, primarily due to increases in professional services, marketing, and stock compensation related expenses associated with the growth of personnel and resources necessary to develop and launch our electric vehicles production.

Research and Development

Research and development expenses increased by $41.5 million, or 430%, to $51.2 million for the nine months ended June 30, 2023, versus $9.7 million in the nine months ended June 30, 2022. Research and development expenses primarily consist of engineering, consulting, homologation, and prototyping costs. Research and development costs are expected to rise with continuing development of our electric vehicle programs.

Other financing costs – initial recognition of derivative liabilities

Other financing costs for the initial recognition of derivative liabilities increased from $269.3 million for the nine months ended June 30, 2022, to $504.4 million for the nine months ended June 30, 2023, due to new significant investments received by the Company (see Note 8).

Gain / (loss) on extinguishment of debt, net

The loss on debt settlement increased $6.28 million from $0.03 million gain for the nine months ended June 30, 2022, to a loss of $6.25 million for the nine months ended June 30, 2023.

Revaluation of derivative liabilities

The loss on revaluation of derivative liabilities decreased $18 million from $107.7 million for the nine months ended June 30, 2022 to $89.5 million for the nine months ended June 30, 2023 due to different patterns in warrant exercises, common shares market price changes, and recognition of new investments creating additional derivative liabilities.

Interest expense

Interest expense decreased by $24.5 million or 82% to $5.4 million for the nine months ended June 30, 2023 from $29.9 million for the nine months ended June 30, 2022, primarily due to the decrease in the convertible debt balance as well as from the paydown of debt principal during second half of the fiscal year ended September 30, 2022.

Deferred tax benefit

Deferred tax benefit increased $0.5 million to $0.5 million for the nine months ended June 30, 2023 as compared to zero for the nine months ended June 30, 2022 due to an adjustment in timing differences for amortization expense (relates to deferred tax liability of the Bollinger component acquired in the last quarter of the fiscal year ended September 30, 2022).

Other income (expense), net

Other income, net increased $14.4 million to $2.0 million income for the nine months ended June 30, 2023, as compared to $12.3 million of other expense, net for the nine months ended June 30, 2022.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we have yet to generate significant revenue from our business operations. To date, we have funded our capital expenditure and working capital requirements through equity and debt capital, as further discussed below. Our ability to successfully commence commercial operations and expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

As of June 30, 2023, our cash and cash equivalents (including restricted cash) amounted to $227.4 million. Included in the $13.4 million restricted cash balance at June 30, 2023, is $13.0 million available for development and operations of our subsidiary Bollinger, to be released in the quarter ending September 30, 2023. The total cash available for operations and development was $227.0 million at June 30, 2023.

Management believes we have sufficient liquidity and working capital from operating cash up to June 2024. We will need additional capital beyond June 2024, to sustain operations. The Company may need to seek additional equity or debt financing. While the Company expects to obtain the additional capital and/or financing that may be required, there is no assurance that the Company will be successful in obtaining the necessary funds to bring its product and service offerings to market and support future operations. If the financing is not available, or if the terms of financing are less desirable than the Company expects, the Company may be forced to decrease its planned level of investment in product development or scale back its operations, which could have an adverse impact on its business and financial prospects.

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

Cash Flows

The following table provides a summary of Mullen’s cash flow data for the nine months ended June 30, 2023 and 2022:

	Nine Months Ended June 30,
Net cash provided by (used in):	2023	2022

Operating activities	$(113,627,945)	$(43,220,594)
Investing activities	(107,449,762)	(11,273,432)
Financing activities	364,134,630	115,563,116

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

Net cash used in operating activities was $113.6 million for the nine months ended June 30, 2023, a 163% increase from $43.2 million net cash used in activities in the nine months ended June 30, 2022.

Cash Flows used in Investing Activities

Our cash flows used in investing activities increased mainly due to the ELMS asset purchase (see Note 4 – Purchase of assets from ELMS).

Net cash used in investing activities was $107.4 million in the nine months ended June 30, 2023, an increase from $11.3 million used in investing activities in the nine months ended June 30, 2022.

Cash Flows provided by Financing Activities

Through June 30, 2023, we have financed our operations primarily through the issuance of convertible notes, equity securities, and warrants. Net cash provided by financing activities was $364.1 million for the nine months ended June 30, 2023, an increase of $248.6 million over the nine months ended June 30, 2022.

Reverse Stock Split

In May 2023, we completed a 1-for-25 reverse split of our outstanding shares of common stock. In August 2023, we completed a 1-for-9 reverse split of our outstanding shares of common stock. As a result of these reverse splits, our issued and outstanding common stock decreased from 833,468,180 shares to 3,704,303 shares as of September 30, 2022, and from 7,048,387 shares to 31,326 shares as of September 30, 2021.

The 1-for-25 reverse stock split was reflected in our condensed consolidated financial statements for the six months ended March 31, 2023 and 2022.  The 1-for-25 and 1-for-9 reverse splits were reflected in our condensed consolidated financial statements for the nine-months ended March 31, 2023 and 2022. The following table presents selected share information reflecting on a retrospective basis the reverse stock splits for the years ended September 30, 2022 and 2021:

	September 30,
	2022	2021
Net loss attributable to shareholders less preferred dividends	$(780,049,246)	$(44,240,580)
Weighted average shares outstanding, basic and diluted - pre-splits	278,219,500	5,171,144
Weighted average shares outstanding, basic and diluted - post-splits	1,236,531	22,983
Basic and diluted net loss per shares attributable to common stockholders - pre-splits	$(2.80)	$(8.56)
Basic and diluted net loss per shares attributable to common stockholders - pre-splits	$(630.84)	$(1,924.93)

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of June 30, 2023, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended June 30,	Payments
2023 (3 months)	$874,278
2024	3,074,497
2025	2,423,880
2026	610,913
2027	417,425
Thereafter	115,668
Total Future Minimum Lease Payments	$7,516,661

We currently lease our headquarters space in the Orange County, California area under a single lease classified as an operating lease expiring in March 2026. We have not executed any binding agreement for leases beyond 2026.

Scheduled Debt Maturities

The following are scheduled debt maturities:

	Years Ended June 30,
	2023 (3 months)	2024	2025	2026	2027	2028	Thereafter	Total
Total Debt	$2,717,804	$4,588,303	$—	$—	$—	$—	$—	$7,306,107

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded, as of the end of the period, our disclosure controls and procedures were not effective as of June 30, 2023, due to material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2022, and as described below.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three and nine months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information with respect to this item may be found in Note 18 – Commitments and Contingencies of the “Notes to Unaudited Consolidated Financial Statements” included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective July 1, 2023, the Company’s Board of Directors approved the following compensation for non-employee directors for service on the Board and its committees:

●	Each non-employee director will receive $50,000 annually as a cash retainer for their Board service, with additional annual cash retainers of (i) $5,000 for each member of the Company’s Compensation Committee or Nominating and Corporate Governance Committee; (ii) $7,500 for the Chairman of the Compensation Committee or Nominating and Corporate Governance Committee; (iii) $10,000 for each member of the Audit Committee; (iv) $45,000 for the chair of the Audit Committee; and (v) $25,000 to the Lead Independent Director. All cash retainers are paid quarterly in arrears.
●	Additionally, each non-employee director shall receive an annual stock award under the Company’s equity plan equal to $100,000 divided by the closing trading price of the Company’s Common Stock on the date of each such grant.
●	The non-employee directors are entitled to reimbursement of ordinary, necessary, and reasonable out-of-pocket travel expenses incurred in connection with attending in-person meetings of the Board or committees thereof. In the event non-employee directors are required to attend greater than four in-person meetings or 15 telephonic meetings during any fiscal year, such non-employee directors will be entitled to additional compensation in the amount of $500 for each additional telephonic meeting beyond the 15 telephonic meeting threshold, and $1,000 for each additional in-person meeting beyond the four in-person meeting threshold.

On August 11, 2023, the Board of Directors approved, and the Company entered, Change in Control Agreements with each non-employee director and David Michery, its Chief Executive Officer.  Pursuant to the Change in Control Agreements with each non-employee director, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and such non-employee director will receive $5 million.   Pursuant to the Agreement with Mr. Michery, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and Mr. Michery will receive an aggregate percentage of the transaction proceeds as follows:  10% of the transaction proceeds that are up to and including $1 billion; plus an additional 5% of transaction proceeds that are more than $1 billion and up to $1.5 billion; and an additional 5% of transaction proceeds that are more than $1.5 billion.  A change in control, as defined in the agreements  occurs upon (i) any person becoming the beneficial owner of 50% or more of the total voting power of the Company’s then outstanding voting securities, (ii) a change in the composition of the Board, as a result of which fewer than a majority of the directors are Incumbent Directors (as defined in the Change in Control Agreements), or (iii) the consummation of a merger or consolidation of the Company (except when the total voting power of the Company continues to represent at least 50% of the surviving entity), any liquidation, or the sale or disposition by the Company of all or substantially all of its assets.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on May 3, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2023)

4.1	Pre-Funded Warrant, dated June 5, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2023)
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2023)
4.3	Warrant, dated June 20, 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2023)
10.1

Amendment No. 4 to the Securities Purchase Agreement, dated April 3, 2023, by and between Mullen Automotive Inc. and the buyers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2023)

10.1(a)	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 7, 2023)
10.2

Letter of Agreement, dated April 17, 2023, by and between Mullen Automotive, Inc., Lawrence Hardge, Global EV Technology, Inc., and EV Technology, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 20, 2023)

10.3

Letter Agreement, dated May 15, 2023, by and among Mullen Automotive Inc. and the buyers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2023)

10.4

Letter Agreement, dated June 5, 2023, by and between Mullen Automotive Inc. and Acuitas Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 5, 2023)

10.5

Letter Agreement, dated June 12, 2023, by and between Mullen Automotive Inc. and the buyers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 12, 2023)

10.6

Letter Agreement, dated June 22, 2023, by and between Mullen Automotive Inc. and the buyers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2023)

10.7

Letter Agreement, dated June 26, 2023, by and between Mullen Automotive Inc. and Ault Lending, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2023)

10.8

Letter Agreement, dated June 20, 2023, by and between Mullen Automotive Inc. and Acuitas Capital LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2023)

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

Mullen Automotive Inc.

August 14, 2023	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

/s/ Jonathan New
Jonathan New
Chief Financial Officer
(Principal Financial and Accounting Officer)