Form 10-K
period 2023-09-30
MULLEN AUTOMOTIVE INC.
filed 2024-01-17
CIK 1499961

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☒ NO

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of March 31, 2023 was approximately $360.2 million.

The registrant had 5,884,693 shares of common stock outstanding as of January 15, 2024.

Documents Incorporated by Reference: None

EXPLANATORY NOTE

Subsequent to the issuance of the consolidated financial statements for fiscal year ended September 30, 2022 of Mullen Automotive Inc. (the “Company”), management was informed by the Company’s current independent auditor, that it needed to provide additional disclosures pertaining to its advances to Mullen Technologies, Inc. (“MTI”)  of approximately $1.2 million for fiscal year ended September 30, 2022, which were made under the Transition Services Agreement dated May 12, 2021 between the Company and MTI. The additional disclosures have no impact on the consolidated balance sheets, consolidated statement of operations, consolidated statement of stockholders’ equity, and consolidated statement of cash flows. The additional disclosures are described in Note 20. Related Party Transactions in the Notes to the Company’s consolidated financial statements for fiscal year ended September 30, 2023 included in this Annual Report on Form 10-K.  Although the Company concluded that the errors were not material to its previously issued financial statements, the Company has determined it is appropriate to correct the related party disclosures in the comparative disclosures in Note 20 to the consolidated financial statements for the fiscal years ended September 30, 2023 and 2022.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include the risks summarized below. include, among others: This summary does not address all of the risks that the Company faces. Additional discussion of the risks summarized in this risk factor summary; and other risks the Company faces, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and other filings with the SEC, before making a decision to invest in the Company. These risks include, among others, the following:

●	We have incurred significant losses since inception, and we expect that we will continue to incur losses for the foreseeable future;
●	We will require substantial additional financing to effectuate our business plan;
●	We have not yet manufactured or sold significant number of vehicles to customers. Many of our products are still on the development stage and we may never be able to mass-produce them;
●	There is substantial doubt about our ability to continue as a going concern;
●	We incurred non-cash impairment charges during 2023 which adversely affected our year fiscal 2023 operating results and we may be required to incur additional future impairment and other charges, which could adversely affect our operating results;
●	Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors;
●	We have not paid, and do not plan to pay, cash dividends on our common stock, so any return on investment may be limited to the value of our common stock;
●	We may not be able to maintain compliance with the continued listing requirements of the NASDAQ Capital Markets;
●	A reverse stock split may decrease the liquidity of the shares of our common stock and may have a dilutive effect on the ownership of existing stockholders;
●	Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve;
●	Our common stock may be subject to the “penny stock” rules in the future, which may be more difficult to resell;
●	Our commitments to issue shares of common stock or securities that are convertible into shares of common stock may cause significant dilution to stockholders;
●	Our commitment to issue shares of common stock pursuant to the terms of our preferred stock, and the Warrants, and stock-based compensation arrangements could encourage short sales by third parties which could contribute to the future decline of stock price;
●	Substantial blocks of our total outstanding shares may be sold into the market, which may cause the price of our common stock could decline;
●	Our stock price has been volatile, and the market price of our common stock may drop below the price you pay;
●	Stockholder equity interest may be substantially diluted in any additional equity issuances;

●	We may issue additional shares of common stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks;
●	Our Certificate of Incorporation designates specific courts as the exclusive forum for certain stockholder litigation matters, which could limit the ability of our stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees;
●	The dearth of analyst coverage or negative and inaccurate reporting;
●	Potential acquisitions may disrupt our business and dilute stockholder value;
●	Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results;
●	We may be unable to develop, manufacture and obtain required regulatory approvals for a car of sufficient quality to appeal to customers on schedule or at all, or may be unable to do so on a large scale;
●	We, our third party partners and our suppliers are subject to substantial regulation and unfavorable changes to, or failure by us, our third party partners or our suppliers to comply with, these regulations could substantially harm our business and operating results;
●	Future changes to regulatory requirements may have a negative impact upon our business.
●	Our currently planned vehicles rely on lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, potentially subjecting us to litigation, recall, and redesign risks;
●	The efficiency of a battery’s use will decline over time, which may negatively influence customers’ decisions whether to purchase an electric vehicle;
●	We rely on our OEMs, suppliers and service providers for parts and components, any of whom could choose not to do business with us;
●	We will rely on complex machinery for its operations and production, which involve a significant degree of risk and uncertainty in operational performance and costs;
●	Complex software and technology systems need to be developed in coordination with vendors and suppliers, and there can be no assurance that such systems will be successfully developed;
●	We may experience significant delays in the design, manufacture, regulatory approval, launch and financing of our vehicles, which could harm our business and prospects;
●	We may be unable to meet our projected construction timelines, costs and production ramps at our factories, or we may experience difficulties in generating and maintaining demand for products manufactured there;
●	We may be negatively impacted by any early obsolescence of our manufacturing equipment;
●	The inability of our suppliers, including single or limited source suppliers, to deliver components in a timely manner or at acceptable prices or volumes could have a material adverse effect on our business and prospects;
●	Financial distress of our suppliers could necessitate that we provide substantial financial support, which could increase our costs, affect our liquidity or cause production disruptions;
●	We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future, casting doubt on our ability to continue as a going concern;
●	Our business model is untested, and it may fail to commercialize our strategic plans;
●	Our operating and financial results forecast relies on assumptions and analyses we developed and may prove to be incorrect;
●	We may be unable to accurately estimate the supply and demand for our vehicles;
●	Increased costs or disruptions in supply of raw materials or other components could occur;
●	Our vehicles may fail to perform as expected;
●	Our services may not be generally accepted by our users;
●	The automotive market is highly competitive;
●	The automotive industry is rapidly evolving and demand for our vehicles may be adversely affected;
●	We have identified material weaknesses in our internal control over financial reporting;
●	Our future growth is dependent on the demand for and consumers’ willingness to adopt electric vehicles;
●	Government and economic incentives could become unavailable, reduced or eliminated;
●	Our failure to manage our future growth effectively;
●	We may establish insufficient warranty reserves to cover future warranty claims;
●	We may not succeed in establishing, maintaining and strengthening our brand;
●	Doing business internationally may expose us to operational and financial and political risks;

●	We are highly dependent on the services of David Michery, our Chief Executive Officer;
●	We are exposed to risks relating to our relationship with a related party;
●	Our business may be adversely affected by labor and union activities;
●	Our business could be adversely impacted by global or regional catastrophic events;
●	Reservations for our vehicles are cancellable;
●	We face information security and privacy concerns;
●	We may be forced to defend ourselves against alleged patent or trademark infringement claims and may be unable to prevent others from unauthorized use of our intellectual property;
●	Our patent applications may not issue as patents, the patents may expire, our patent applications may not be granted, and our rights may be contested;
●	We may be subject to damages resulting from trade secrets;
●	Our vehicles are subject to various safety standards and regulations that we may fail to comply with;
●	We may be subject to product liability claims;
●	We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries;
●	We are or will be subject to anti-corruption, bribery, money laundering, and financial and economic laws;
●	Risk of failure to improve our operational and financial systems to support expected growth;
●	Risk of failure to build our financial infrastructure and improve our accounting systems and controls;
●	The priority of the holders of our debt and preferred stock over the holders of our common stock in the event of liquidation, dissolution or winding up; and
●	Other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

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

WEBSITE AND MEDIA DISCLOSURE

We use our website (www.mullenusa.com) and various social media channels as a means of disclosing information about the company and its products to our customers, investors, and the public (e.g., Instagram: @mullenusa; Twitter: @mullen_usa; Facebook: @MullenUSA; LinkedIn: @mullen-technologies; and YouTube: @mullenautomotive). The information provided on social media channels is not incorporated by reference in this report or in any other report we file with the SEC.

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

Background

We are a Southern California-based electric vehicle company that operates in various verticals of businesses focused within the automotive industry. The Company was originally formed on April 20, 2010, as a developer and manufacturer of electric vehicle technology. During 2021, the Company completed a merger with Net Element, Inc., a Delaware-incorporated company1. The Company changed its name from “Net Element, Inc.” to “Mullen Automotive Inc.” The Nasdaq Stock Market, LLC (Nasdaq Capital Market) ticker symbol for the Company’s common stock changed from “NETE” to “MULN” at the opening of trading on November 5, 2021. The CUSIP number of the common stock is 62526P 406.

The Company

Mullen Automotive is a Southern California-based automotive company that is building and delivering the newest generation of Commercial Trucks. We also have a portfolio of high-performance Passenger vehicles in various stages of Product Development for launch in subsequent years.

The company entered the Commercial Truck Business executing two opportunistic acquisitions in the fourth quarter of 2022. On September 7, 2022, the first acquisition was announced of Bollinger Motors. The purchase price was $148.6 million in cash and stock for a 60.0% controlling interest, which gives Mullen the majority ownership of Bollinger Motors, Inc. This provided Mullen entry into the medium duty truck classes 4-6, and the Sport Utility and Pick Up Truck EV segments.

The second acquisition was in October 2022, when the U.S. Bankruptcy Court approved the Company acquisition ELMS’ (Electric Last Mile Solutions) assets in an all-cash purchase. With this transaction, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

These two acquisitions give Mullen the most complete portfolio coverage in the Commercial EV truck market from Class 1 to 6 where there is very little current competition and, in some segments, no other announced entries.

Mullen’s Tunica Mississippi manufacturing plant was equipped during 2023 to become the Commercial Manufacturing Center.  Tunica was commissioned with two lines to manufacture the Class 1 and 3 vehicles and began shipping Class 3 trucks in September 2023.

The Mullen FIVE, the Company’s first electric crossover, is slated to start European production in late 2025. Early drivable concept vehicles have been extensively previewed by Customers through 24 Marketing events at tracks nationwide during 2022 and 2023. The response to the styling, technology and performance has been very positive. The plan is for initial introduction to be in Europe for the low volume RS Super high-performance version, followed by the GT high volume entry in the US if the introduction in Europe is successful.

1 The Merger was accounted for as a reverse merger transaction, in which Mullen Automotive-California is treated as the acquirer for financial accounting purposes. For more information on the Merger, see “The Merger and Related Transactions.”

Company Overview

Our Strength and Strategy

●	Experienced and proven team in the Electric Vehicle (“EV”) space. Our executive team has extensive experience in the automotive original equipment manufacturing ("OEM") space. They have a detailed understanding of the product development cycle from blank sheet to post launch activities in both the Commercial and Retail segments. The team brings expertise in all the critical areas required to be successful - studio design, engineering product development, energy storage systems, supply chain management, manufacturing, and sales & service.

●	Manufacturing Plants. Mullen owns two manufacturing plants in ready condition; Tunica and Mishawaka. Unlike many other new EV companies who must still invest time and money to acquire manufacturing capacity, Mullen has this capability and capacity today.

●	Unique plan. Our approach for Class 1 and 3 Commercial Markets is to prioritize speed-to-market by leveraging other OEMS engineering and tooling and spending Mullen’s capital on the required Customer and legal requirements for the vehicles to be sold in the North American market. This results in with lower capital investment requirements compared to other startup EV companies and an opportunity to gain market share before other entries arrive. This strategy has been executed with both launches (Class 1 and 3) in fourth calendar quarter of 2023.

Our Market Opportunity

There is a significant transformation going on in the motor vehicle landscape. Electric vehicles are quickly becoming mainstream as all major OEM’s have announced billions of dollars of investments to quickly transform their entire from gas powered to electric propulsion. Mullen is at the forefront of this transformation leading the way in Commercial Trucks

●	Policy changes at the state and national level have put pressure on many commercial fleets to purchase a portion of their fleet in Electric starting in 2023 and rapidly increasing through the decade ahead. They also have put in place aggressive rebates and credits to support early adoption.

●	Many companies are stating aggressive adoption targets to voluntarily reduce their overall carbon footprint and their vehicle fleet is a high leverage point to reach those targets.

●	As more entries come to market and the overall volume of available EV’s increase, the supply industry is able to produce lower cost EV components improving the affordability of the vehicles.

●	The truck market use cases are highly varied. In urban duty cycles, electric powered trucks have become an economic option where the overall Total Cost of Ownership (TCO) has equaled or in some case become lower than the gas alternatives.

●	Many of the large OEM’s that have historically provided the vehicles to the Commercial market have aggressive investment plans that have started with their high-volume Retail/Passenger vehicles and therefore left the commercial trucks until later years.

The Importance of Commercial and Fleet Business Segments

Fleet and Commercial segments represent a large portion of the total U.S. commercial market and includes Government, Commercial and Rental segments.  Mullen’s Fleet First strategy takes advantage of segments vacated by competitors and allows a first mover advantage for the company. Our goal is to build strong customer relationships with fleet operators to capture a significant market opportunity as the broad trend of vehicle electrification continues.

The decisions for Fleet Customer to purchase an EV versus a gas-powered vehicle is pragmatic, a business decision relying on cost variables and company strategies rather than the decision processes that a retail customer includes in their purchase decision. There are generally well-known routes and duty cycles that allow a good match between range capabilities of the vehicles and required range, making the early adoption of EV’s in the Commercial space.

Our Commercial Portfolio of Vehicles

●	Mullen Class 1 Van: The Mullen ONE van features specifications offering a good fit for a variety of applications including package delivery. Riding on a 120-inch wheelbase and measuring in at 186 inches long, 65 inches wide, and 75 inches tall, it has 160 cubic-feet of cargo volume accessible via dual sliding side doors or a tall rear liftgate. It features a curb weight of 3,198 pounds and can carry a maximum payload of 1,683 pounds up to 110 miles with its 42kWh battery. Turning radius is approximately 20 feet, about the same as the smaller Ford Transit van. In this segment, all other EOMS’s have withdrawn their gas entry so the Mullen ONE will initially have no competition from the legacy manufacturers, in both gas and electric.
●	Mullen ONE

●	Mullen Class 3: The Mullen THREE is a Class 3 commercial electric vehicle targeting over 5,684 pounds of max payload, 11,000 pounds gross vehicle weight rating (GVWR) and approximately 120 miles of range with its 89 KwH battery. The tilt cab chassis design of the vehicle is configurable and can be outfitted with a dry box, flat bed, stake bed, and other customizable cargo options. The cab-over design not only provides great visibility for the driver, but also results in a tight turning circle of approximately 38 ft, which makes this truck extremely maneuverable on narrow city streets. We believe the introduction of the Mullen 3 will sell to several target use cases, including delivery, construction, landscaping, towing, and refrigerated groceries.

Mullen THREE

Bollinger B4 Chassis Cab: The all-new Bollinger B4 chassis is designed from the ground up with fleet efficiency as its first priority. With a GVWR of 15,500 pounds, the Bollinger B4 can carry over 7,325 lbs. of payload when equipped with dual battery packs.  With a 158 in. wheelbase, this chassis can be upfitted with a body length up to 18 ft., yet still be capable of an impressive turning circle, making this truck an excellent choice for urban and semi-urban driving.  Every aspect of these trucks has been streamlined to be as versatile as possible. The cab forward design provides better visibility and frees up space behind the driver for more cargo area. Bollinger Class 4 production launch begins in the second half of calendar 2024. Bollinger is also planning to launch Class 5 and Class 6 vehicles in the coming years.

●	Mullen I-GO: Perfect for international urban markets, the Mullen I-GO bridges the gap between the growing demand for quick deliveries and space constraints in dense cities. The I-GO commercial EV is certified, and ready for sale in initial markets of UK, Germany, Spain, France, and Ireland. The I-GO is a small L7E class vehicle with dimensions that include a 96 inch wheelbase and gross vehicle weight of 1,753 lbs.

Mullen Passenger Vehicle Portfolio

●	Mullen FIVE and Mullen FIVE RS: The Mullen FIVE represents Mullen Automotive’s entry into the full-electric, mid-size luxury SUV market. The Mullen FIVE will be competitively priced starting from a base price of $55,000 to $76,000 offering at least two optional packages which will allow customers to purchase a vehicle with options that best fit their budgetary and performance needs. The Mullen FIVE RS is an ultra-high-performance EV that is planned to feature a top speed of 200 mph and acceleration from 0-60 mph in just 1.9 seconds. The vehicle will be equipped with 800-volt architecture, all-wheel drive, a two-speed gearbox, and over 1,000 horsepower. The RS is planned to be launched in the European market in the fourth calendar quarter of 2025 as a low volume prestige entry.
●	Design. Our Mullen platform architecture for the Mullen FIVE, creates the opportunity for vehicles with unique aspect ratios - low roof line, wide track width, svelte body, and a long wheelbase. The vehicle is being engineered to be a top safety plus pick and is planned to have a five-star crash rating.

Mullen FIVE and Mullen FIVE RS

Bollinger B1 and B2

BOLLINGER B1 SUV

By designing an electric all wheel-drive SUV from the ground up, the Bollinger Motors team created a new platform of electric trucks capable of exceptional off road performance, combined with never-before-seen cargo and utility features. The Bollinger electric truck dual-motor drivetrain offers outstanding horsepower and torque, 50/50 weight distribution, unbeatable traction and best-in-class ground clearance boasting a 10" to 20" adjustable ride height.

BOLLINGER B2 PICKUP

The Bollinger B2 electric pickup truck is the big brother of the B1 with identical DNA. It offers the same functionality inside and out, except in a long-bed pickup truck version. This electric truck features a six-foot bed that is capable of carrying 16-foot long cargo through a patented full-vehicle-length pass-through with gates closed.

Battery Technology

The Company plans to use is using Li-Ion technology for its first vehicles supplied from world leader CATL. Lithium Iron Phosphate chemistry has proven to be the best combination for Commercial vehicles when balancing cost and performance.

As part of our strategy to increase our vertical integration of critical systems, Mullen purchased the assets of Romeo Power in September 2023 for $3.5 million. This included battery production lines as well as a significant amount of inventory for pack production and the IP to produce the Legions and Hermes battery systems. Mullen recently announced addition of a new facility in Fullerton California for the Romeo equipment to be installed. When in production, the in-house made Mullen battery packs will reduce reliance on third party suppliers and reduce supply chain risks in a very critical area of the vehicle.

Romeo Production Lines being installed in new Mullen Battery Facility

Solid State Development

The company is engaged in current product development and testing on solid state polymer technology with two suppliers. We are planning to first test the modules that have been engineered to be installed in the Class 1 Cargo Van, and subsequently perform drivable vehicle testing vehicle in the first calendar quarter of 2024. The Company plans to introduce this technology into the production Commercial vehicle lines after full vehicle testing and certification has been completed.

Our Vehicle Manufacturing Approach

We have a 124,700 sq ft facility located in Tunica, Mississippi that was purchased during 2021 and there is a 15,000 square-foot expansion for incoming inventory and finished product shipping commencing in the first calendar quarter of 2024. After equipment installation, debug trials and final quality control buy-off, the Class 3 line produced and shipped its first vehicles in September 2023. Following that, the Class 1 assembly line began production in November.

Passenger Division Manufacturing Operations

Through the ELMS asset acquisition, Mullen acquired a 675,000 sq ft manufacturing facility. This was the original manufacturing plant for General Motors Hummer H2 production, and later the Mercedes-Benz R-Class. There have been many upgrades to the plant by the prior owners and most importantly the plant has been converted to manufacture Electric Vehicles. The plant is currently planned to produce the Mullen FIVE and Bollinger B1 and B2 vehicles.

Mullen Commercial Sales, Service and Distribution

The commercial sales and distribution plan is to form partnerships with strong existing top performing commercial dealerships that will cover the National fleet business requirements.

On December 13, 2022, the Company announced Randy Marion Isuzu LLC as its first dealer group partner for Mullen’s commercial EV lineup. The Marion group have signed two significant Purchase orders the first for 6,000 Class 1 vehicles in December 2022 valued at $200 million and the second for 1,000 Class 3 trucks valued at $63 million.

Additional large commercial dealers have been identified and will be added in 2024 to expand the national coverage, based on criteria driven by potential customers, size of fleets and state incentives.

Government Procurement Programs

The Company also plans to focus on U.S. Government vehicle procurement programs.  The Biden administration issued an executive order in 2021 focused on revitalizing the electric-vehicle (EV) program of the U.S. government, requiring the replacement of the government’s entire fleet of about 650,000 vehicles with American-made EVs. The Company focus is establishing Mullen’s EV lineup within the overall federal fleet procurement process. with a partner organization RRDS that has extensive experience in Government sales. The application for approval for sales was submitted jointly with RRDS on November 24, 2023.

After Sales Strategy

To ensure all Customers nationwide have access to fast response for required servicing of their vehicles, Mullen has partnered with Amerit Fleet Solutions using both their facilities and mobile vehicles. Amerit technicians have been trained and are ready to service beginning with first Customer deliveries.

Vehicle Fleet Connectivity

To assist fleets to improve their operating costs, safety and productivity, Mullen offers their Advanced Telematics System Pulse which provides Driver and Fleet Manager connectivity to the vehicles with real time alerts for vehicle location, routing, maintenance alerts, and battery state of charge.

Marketing Strategy

Consumer Marketing of Passenger and Commercial Vehicles

Beginning in October 2022, the Company launched the “Strikingly Different” EV Tour of the Mullen FIVE EV Crossover where the public had the opportunity to interact with and ride in the vehicle in nine major cities across the United States. The Mullen FIVE EV Crossover vehicle on tour was equipped with a completely updated infotainment system featuring PERSONA, Mullen’s AI-powered proprietary advanced facial recognition technology, which bridges the gap between driver and vehicle by personalizing the overall vehicle experience. Participants had the opportunity to interact with and witness PERSONA in action.

With the tremendous success of the Mullen FIVE tour in 2022, the 2023 Ride and Drive was significantly expanded to feature more vehicles from Mullen’s line of consumer and commercial EVs as well as more stops across the United States. The Mullen EVs featured on tour included:

●	Mullen FIVE EV Crossover
●	Mullen FIVE RS High-Performance Sport EV Crossover
●	Mullen GT High-Performance Electric Sports Car
●	Mullen ONE Class 1 Commercial EV Cargo Van
●	Mullen THREE Class 3 Commercial Low Cab Forward
●	Bollinger B2 Electric Pickup Truck

The 13 tour stops in 2023 were at speedways and other exciting venues with focus on the south, northeast, Midwest and western part of the U.S.

Tour participants had the chance to test drive the commercial vehicles and ride in the high-performance passenger EVs on racetracks with a professional driver. The reason speedways were selected as tour stops was to demonstrate the power of the Mullen FIVE RS, an ultra-high-performance EV that will feature a top speed of over 200 mph and acceleration from 0-60 mph in just 1.95 seconds. The vehicle is equipped with 800-volt architecture, all-wheel drive, a two-speed gearbox, and over 1,000 horsepower.

The tour was provided Mullen with the opportunity to increase brand awareness, allow potential customers to test drive the vehicles for themselves. experience the technology firsthand, and gather consumer feedback.

Commercial Vehicle Marketing

In 2023, we began planning and executing a strategic marketing initiative surrounding Mullen’s new commercial products, the Mullen ONE and the Mullen THREE. These initiatives included Email Blasts, Social Media, Paid Advertising, Press Releases, Editorial Content, Sponsorships and sixteen regional and national tradeshows. Mullen is working with key partner-agencies on advertising, tradeshows and events, social media and videography. In the upcoming year, we will execute commercial marketing initiatives through regional and national tradeshows, extended online presence, event partnership initiatives and broadened sales outreach.

In addition to the tradeshow attendance, the commercial vehicle lineup was available for test drives on the Strikingly Different Tour. Various commercial customers discussed their particular use case for fleet vehicles with our knowledgeable sales team and experienced the commercial vehicles firsthand.

On August 24th, 2023, Mullen held a Commercial Vehicle Launch event to provide attendees the opportunity to visit Mullen’s Tunica facility, learn about the manufacturing process, participate in product walk around and test drive the Mullen ONE and Mullen THREE. Attendees included local county and state leadership, media, investors and customers.

Commercial and Advertising

During 2023, the commercial team’s marketing and advertising efforts focused on building brand awareness, generating and nurturing leads and educating customers about our products. We have partnered with multiple fleet publishers to create email, print, web, and social marketing campaigns. We have leveraged Mullen’s social media platforms and online presence to keep our brand top of mind. We have purchased segmented lists of customers & companies that are purchasing similar vehicles to the Mullen ONE and Mullen THREE, with geographic locations in green states.

The Commercial Marketing team is building on the successful marketing efforts of 2023 to enhance our strategic approach for 2024. We will continue to maintain our web presence, marketing outreach, and participation in national tradeshows. Our sales team is engaged in attending several regional tradeshows and increasing our pilot program availability. We are also launching an upfitter partnership program to include our vehicles in various upfitter booths at local, regional and national tradeshow events. Our marketing and advertising efforts are being expanded into industry segment publications and we are increasing our online visibility.

Commercial Sales Outreach

We have leveraged our sales team's 100+ years of experience in the fleet sector to build relationships with potential customers, upfitters, fleet management companies and dealerships. Our team engaged contacts via cold calling/emailing, events, incoming website leads, third-party site leads, referrals and personal relationships.

We successfully built a pilot program for large fleets and organizations to test our vehicles across their use case and environment. The pilot program is a critical piece to our overall go to market strategy and has provided resourceful feedback for product development, interest and sales volume.

The sales team has actively participated in dealer training, test drive availability, networking with upfitters, and preparing and inspecting demonstration units.

Commercial Dealer Engagement

Working hand in hand with our initial dealer partner, we have armed their sales team with all of the pertinent information about our Commercial Product line enabling them to successfully sell our vehicles. Mullen’s team launched an initial sales kick off covering topics including commercial vehicle walkarounds, product overviews, marketing initiatives, advertising support, upfitter readiness, Mullen’s Commercial Dealer Portal, Commercial Pulse, aftersales support, sales strategies and sales initiatives. Mullen will continue training initiatives in the coming weeks ensuring synergies between the commercial brand and Randy Marion Automotive Group (RMA).

Research and Development

As an emerging automaker, we will rely heavily on research and development to establish and strengthen our market position. We will primarily conduct our research and development activities in Irvine, California, for the Mullen FIVE and at our Troy, Michigan and Oak Park Michigan facilities for our Commercial Platforms. During the fiscal year ended September 30, 2023, we incurred research and development expense of approximately $77.4 million. Expenses consisted primarily of personnel costs for our teams in engineering as well as contract and professional services that included the production of several demonstrator vehicles.

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

	Patents		Trademarks
Company	U.S.	Non U.S.	U.S.	Non U.S.	Status	Total	Comments
Mullen Automotive	15	122	37	53	Issued/Registered	227	Not included are 95 patents pending
Bollinger Motors	8	12	8	10	Issued/Registered	38	Not included are 4 trademarks pending/allowed; 16 patents are pending
Total						265

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

Government Regulation and Credits

We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; the protection of the environment, natural resources and endangered species; and the remediation of environmental contamination. Compliance with such laws and regulations at an international, regional, national, state and local level is an important aspect of our ability to continue our operations.

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

United States

The United States Environmental Protection Agency (EPA) issues NMOG + NOx and GHG CO2 emissions credits per §§ 86.1811 and 86.1816 and the fleet-average evaporative emission standards from § 86.1813 as described in 40 CFR part 1037, current Model Year Passenger Cars, Light-Duty Trucks, and Medium-Duty Vehicles Regulation and are paid in relation to vehicles sold and registered in the U.S. (section 177 states).

California has greenhouse gas emissions standards that closely follow the standards of the EPA. The registration and sale of Zero-Emission Vehicles (ZEVs) in California will earn us ZEV credits that we can sell to other Original Equipment Manufacturers (OEMs). Other states within the United States have adopted similar standards include Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Rhode Island, Vermont, Washington state and Washington D.C. (Section 177 states). “Section 177 state” means a state that is administering the California ZEV requirements pursuant to section 177 of the federal Clean Air Act (42 U.S.C. § 7507). We intend to take advantage of these regimes by registering and selling ZEVs in these other states.

ZEV credits in California are calculated under the 13 California Code of Regulations (CCR) § 1962.2 Zero-Emission Vehicle Standards for 2018 through 2025 Model Year Passenger Cars, Light-Duty Trucks, and Medium-Duty Vehicles Regulation and are paid in relation to ZEVs sold and registered in California including Battery Electric Vehicles (BEVs) and Fuel Cell Electric Vehicles (FCEVs).

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

If a vehicle manufacturer does not produce enough EVs to meet its quota, it can choose to buy credits from other manufacturers who do or pay fines for each credit such manufacturer is short. This could provide an opportunity for us to sell credits to other manufacturers that may not have met their quota.

EPA / CARB Emissions and Certificate of Conformity / Executive Order

The United States Clean Air Act requires that we obtain a Certificate of Conformity (CoC) issued by the EPA and a California Executive Order (EO) issued by the California Air Resources Board (CARB) concerning emissions for our vehicles. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards, and an Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. There are currently eight states (Colorado, Maryland, Massachusetts, New Jersey, New York, Oregon, Vermont and Washington state) which have adopted the California standard for heavy-duty vehicles.

The Greenhouse Gas Rule was incorporated into the Clean Air Act on August 9, 2011. Even though Mullen’s vehicles have zero-emissions, Mullen is still required to seek an EPA Certificate of Conformity for the Greenhouse Gas Rule and a CARB Executive Order for the CARB Greenhouse Gas Rule. Annual fees must be paid per the EPA’s Motor Vehicle and Engine Compliance Program (MVECP) that are required per every model year of compliant Light-Duty Vehicles, Light-Duty Trucks, Medium-Duty Vehicles and Heavy-Duty Vehicles.

Mullen has received EPA Certificate of Conformity for both Class 1 and Class 3 vehicles. In addition, the California EO has been issued by the CARB for the Mullen ONE. Approval by CARB for the Mullen THREE is expected in January 2024.

Vehicle Safety and Testing

Our vehicles will be subject to, and will be required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (NHTSA), including applicable United States Federal Motor Vehicle Safety Standards (FMVSS). All Mullen products will fully comply with all applicable FMVSS without the need for any exemptions and expect our future vehicles to either fully comply or comply with limited exemptions related to specific new technologies.

As a registered manufacturer with NHTSA, we must self-certify that our vehicles comply with all applicable FMVSSs, before the vehicles can be sold in the U.S. Some examples of FMVSS rules that will apply to our vehicles are crashworthiness, crash avoidance and specific Electric Vehicle (EV) requirements. We will also be required to comply with other federal regulations administered by multiple departments within the Federal Government; the Department of Transportation (DOT), including but not limited to 49 CFR Part 541;Theft Prevention Act requirements, 49 CFR Part 575; Consumer information requirements, Early Warning Reporting requirements regarding warranty claims, field reports, 49 CFR Part 573; Defect and Noncompliance Responsibility, 49 CFR Part 577; Defect and Noncompliance Notification, the Federal Communications Commission (FCC), including but not limited to 47 CFR Part 15; Radio Frequency Devices and the EPA; including but not limited to 40 CFR Part 86; Control of Emissions from New and In-Use Highway Vehicles and Engines, 40 CFR Part 600; Fuel Economy and Greenhouse Gas Exhaust Emissions of Motor Vehicles.

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

Human Capital Resources

Talent Attraction and Capability Assessment

Where and how we source our talent evolves as conditions and opportunities change. From a capability perspective, we are leveraging best practices in assessments and talent management to current capabilities and future pipeline while reinforcing a culture of belonging, empowerment, and innovation.

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

Our Employees

As of September 30, 2023, we employed 326 full-time employees. Most of our employees are engaged in automotive, finance, and engineering related functions. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

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

Risks Related to our Securities, Capital Requirements and Financial Condition

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

For the years ended September 30, 2023 and 2022, we incurred net losses of $1,006.7 million and $740.3 million, respectively, and net cash used in operating activities was $179.2 million and $65.8 million, respectively. As of September 30, 2023, we had an accumulated deficit of $1,862.2 million. We will need significant capital to, among other things, conduct research and development, increase our production capacity, and expand our sales and service network. We expect to continue to incur substantial operating losses for the next several years as we advance our product development and commercialization efforts. No substantial revenue from operations will likely be available until, and unless, such efforts are successful.

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

We had a limited operating history and have not yet manufactured or sold significant number of vehicles to customers. Many of our products are still on the development stage and we may never be able to mass-produce them.

We were originally formed on April 20, 2010, went public in November 2021 and have a limited operating history in the automobile industry, which is continuously evolving, and has generated minimal revenue to date. Our vehicles are in the development stage and significant deliveries of certain models started only in December 2023. We have limited experience as an organization in high-volume manufacturing of the planned electric commercial vehicles. In addition, as a result of our limited operating history, as well as the limited financing we have received, our management concluded that there was substantial doubt about our ability to continue as a going concern.

As we attempt to transition from research and development activities to commercial production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full-scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. There can be no assurance that our estimates related to the costs and timing necessary to complete the design and engineering of our EVs and tool our facilities will prove accurate. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. For example, the tooling required within our facilities may be more expensive to produce than predicted, or have a shorter lifespan, resulting in additional replacement and maintenance costs, which could have a material adverse impact on our results of operations and financial condition. Similarly, we may experience higher raw material waste in the composite process than we expect, resulting in higher operating costs and hampering our ability to be profitable.

We cannot assure you that we or our partners will be able to develop efficient, automated, cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully mass market its electric commercial vehicles. Until such time as, and if, we obtain rights to a manufacturing site with sufficient manufacturing capability and process to meet our current business plan, we are unable to manufacture vehicles in sufficient quantities required for entrance into the marketplace. You should consider our business and prospects in light of the risks and significant challenges it faces as a new entrant into its industry, including, among other things, with respect to its ability to:

•	design and produce safe, reliable and quality vehicles on an ongoing basis;
•	obtain the necessary regulatory approvals in a timely manner;
•	build a well-recognized and respected brand;
•	establish and expand its customer base;
•	successfully market not just our vehicles but also the other services it intends to or may provide;
•	properly price our services, including our charging solutions, financing and lease options, and successfully anticipate the take-rate and usage of such services by users;
•	successfully service its vehicles after sales and maintain a good flow of spare parts and customer goodwill;
•	improve and maintain its operational efficiency;
•	execute and maintain a reliable, secure, high-performance and scalable technology infrastructure;
•	predict its future revenues and appropriately budget for its expenses;
•	attract, retain and motivate talented employees;
•	anticipate trends that may emerge and affect its business;
•	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
•	navigate an evolving and complex regulatory environment.

If we fail to adequately address any or all of these risks and challenges, its business may be materially and adversely affected.

In addition, there can be no assurance that fleet customers will embrace our products in significant numbers. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of financing, the impacts and ongoing uncertainties created by the COVID-19 pandemic, fuel and energy prices, regulatory requirements and incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for our electric commercial vehicles, and ultimately our success.

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

We incurred non-cash impairment charges during 2023 which adversely affected our year fiscal 2023 operating results and we may be required to incur additional future impairment and other charges, which could adversely affect our operating results.

In connection with our acquisitions and other business combinations, including our acquisition of Bollinger Motors, applicable accounting standards require the net tangible and intangible assets of the acquired business to be recorded on our consolidated balance sheet at their fair values as of the date of acquisition and any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business to be recorded as goodwill. Goodwill and indefinite-lived intangible assets are not amortized, but are tested at least annually for impairment or more frequently as events and circumstances dictate. Goodwill is tested for impairment at the reporting unit level, which is generally an operating segment or underlying business component. Indefinite-lived intangible assets are tested for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. Finite-lived intangible assets other than goodwill considered long-lived assets for impairment testing purposes, are tested for impairment as events and circumstances dictate, and are required to be amortized over their estimated useful lives and this amortization expense may be significant to our ongoing financial results.

If we determine that the anticipated future cash flows from our reporting units, indefinite-lived intangible assets or asset groups, or long-lived asset groups may be less than their respective carrying values, our goodwill, indefinite-lived intangible assets, and/or long-lived assets may be deemed to be impaired. If this occurs, applicable accounting rules may require us to write down the value of the goodwill, indefinite-lived intangible assets, and/or long-lived assets on our balance sheet to reflect the extent of any such impairment. Any such write-down of goodwill, indefinite-lived intangible assets, and/or long-lived assets would generally be recognized as a non-cash expense in our Consolidated Statements of Earnings for the accounting period during which any such write down occurs. For example, for the fiscal year ended September 30, 2023, we incurred non-cash write-downs of certain assets. We recorded $64.0 million of Bollinger goodwill impairment for twelve months ended September 30, 2023, primarily due to unfavorable market conditions and the decline of market price of our common stock. We also recorded $14.8 million write-downs of property, plant and equipment and other non-current assets and we recorded $5.9 million in intangible asset write-downs due to unfavorable market conditions and decline of the market price of our common stock.

Our financial results may vary significantly from period to period due to fluctuations in our operating costs and other factors.

We expect our period-to-period financial results to vary based on our operating costs, which we anticipate will fluctuate as the pace at which we continue to design, develop and manufacture new products and increase production capacity by expanding our current manufacturing facilities and adding future facilities, may not be consistent or linear between periods. Additionally, our revenues from period to period may fluctuate as we introduce existing products to new markets for the first time and as we develop and introduce new products. As a result of these factors, we believe that quarter-to-quarter comparisons of our financial results, especially in the short term, are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Moreover, our financial results may not meet expectations of equity research analysts, ratings agencies or investors, who may be focused only on short-term quarterly financial results. If any of this occurs, the trading price of our stock could fall substantially, either suddenly or over time.

We have not paid cash dividends on our common stock in the past and do not expect to pay dividends on our common stock in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the near future. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, cash requirements, contractual restrictions, business prospects and other business and economic factors affecting us at such time as the Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

We may not be able to maintain compliance with the continued listing requirements of the NASDAQ Capital Markets.

Our common stock is listed on the Nasdaq Capital Markets. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share.

On September 7, 2022, we were notified by NASDAQ Listing Qualifications Staff about bid price deficiency. During the year ended September 30, 2023, upon approval by the Company’s stockholders, we have completed several reverse stock splits in order to maintain compliance with NASDAQ listing rules. In May 2023, we completed a 1-for-25 reverse split of our outstanding shares of common stock. In August 2023, we completed a 1-for-9 reverse split of our outstanding shares of common stock.

On September 7, 2022, the Company received a letter (the “Deficiency Notice”) from the Nasdaq Listing Qualifications staff (“Staff”) notifying the Company that the bid price of the Company’s common stock had closed below $1.00 per share for 30 consecutive business days and, as a result, the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), which sets forth the minimum bid price requirement for continued listing on the Nasdaq Capital Market (the “Bid Price Rule”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days to regain compliance with the Bid Price Rule (the “Minimum Bid Price Rule Compliance Period”) and, on March 7, 2023, the Staff provided an extension of 180 days, or until September 5, 2023. On September 6, 2023, the Company received another letter from the Staff indicating that the Company did not meet the Staff’s September 5, 2023 deadline to regain compliance with the Bid Price Rule due to the Company’s failure to maintain a minimum bid price of $1.00.

On September 6, 2023, the Company requested a hearing (the “Hearing”) before the Nasdaq Listing Qualifications Panel (“Panel”) to request a further extension of time and present its plan to regain compliance with the Bid Price Rule. The requested Hearing stayed any delisting or suspension action pending the issuance of the Panel decision and the expiration of any additional extension period granted by the Panel following the Hearing. The request for a hearing was granted and held on October 19, 2023. On October 25, 2023, the Nasdaq Hearing Panel granted the Company an extension until January 22, 2024, to demonstrate compliance with Listing Rule 5550(a)(2) to allow continued listing requirement of The Nasdaq Capital Market.

Furthermore, while Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Bid Price Rule, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain our listing, even if we regain compliance with the Bid Price Rule as a result of the reverse stock split. In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the Bid Price Rule after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Minimum Bid Price Rule Compliance Period. As a result, since the Company had effected an one-for-twenty-five (1-for-25) reverse stock split of its common stock on May 4, 2023, an one-for-nine (1-for-9) reverse stock split of its common stock on August 11, 2023 and another one-for-one hundred (1-for-100) reverse stock split of its common stock on December 21, 2023, if we subsequently fail to satisfy the Bid Price Rule, Nasdaq will begin the process of delisting our common stock without providing a Minimum Bid Price Rule Compliance Period. However, the Company is still eligible to request a hearing before the Nasdaq Panel to present its plan for regaining and sustaining compliance with the Bid Price Rule.

If our common stock cease to be listed for trading on the Nasdaq Capital Market, we would expect that our common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our common stock, it would be more difficult for our stockholders to dispose of our common stock or warrants and more difficult to obtain accurate price quotations on our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock or warrants are not listed on a national securities exchange. The OTC Markets (the “OTC

Mkts”) are generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

Although the OTC Mkts do not have any listing requirements, to be eligible for quotation on the OTC Mkts, issuers must remain current in their filings with the SEC or applicable regulatory authority. If we are not able to pay the expenses associated with our reporting obligations, we will not be able to apply for quotation on the OTC Board. Market makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. If we are delisted to the OTC Mkts and no market is ever developed for our common stock or warrants, it will be difficult for you to sell any shares you purchase in this offering. In such a case, you may find that you are unable to achieve any benefit from your investment or liquidate your shares without considerable delay, if at all.

A reverse stock split may decrease the liquidity of the shares of our common stock and may have a dilutive effect on the ownership of existing stockholders.

The liquidity of the shares of our common stock may be affected adversely by a reverse stock split given the reduced number of shares that will be outstanding following the reverse stock split, especially if the market price of our common stock does not increase as a result of the reverse stock split. In addition, a reverse stock split may increase the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

While we expect that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that a reverse stock split will increase the market price of our common stock by a multiple of the reverse stock split ratio, or result in any permanent or sustained increase in the market price of our common stock. The market price of our common stock will continue to be based, in part, on our performance and other factors unrelated to the number of shares outstanding. A reverse stock split will reduce the number of outstanding shares of our common stock without reducing the number of shares of available but unissued common stock, which will also have the effect of increasing the number of shares of common stock available for issuance. The issuance of additional shares of our common stock may have a dilutive effect on the ownership of existing stockholders. The current economic environment in which we operate, the debt we carry, along with otherwise volatile equity market conditions, could limit our ability to raise new equity capital in the future.

In addition, a reverse stock split will reduce the total number of outstanding shares of common stock, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock does not increase as a result of a reverse stock split.

Following a reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that a reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Our common stock may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

Our common stock may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00) in the future. While our common stock is currently not considered “penny stock” since they are listed on the NasdaqCM, if we are unable to maintain that listing and our common stock are no longer listed on the NasdaqCM, unless we maintain a per-share price above $5.00, our common stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

•	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.
•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.
•	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.
•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.
•	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.
•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.
•	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.
•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock or our warrants and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock or our warrants will not be classified as a “penny stock” in the future.

Our commitments to issue shares of common stock or securities that are convertible into shares of common stock may cause significant dilution to stockholders.

As part of the consideration to investors on investments made in June 2023, we have issued warrants that provide for a variable number of shares of common stock upon cashless exercise. As disclosed further in the notes to the consolidated financial statements, as at September 30, 2023, the remaining 382,436 Preferred D warrants (recognized as liability in the consolidated balance sheets) were exercisable into 1,438,009 shares of common stock and their exercise (on a cash or cashless basis) is available to investors for a period of approximately 5 years. The number of shares of common stock to be issued upon exercise of these warrants will increase correspondingly to decrease of market price of the shares of common stock (and decrease correspondingly to increase of market price of the shares of common stock).

The Company has also adopted the CEO Award Incentive Plan 2022, approved by the Board and by stockholders in 2022, and the CEO Award Incentive Plan 2023, approved by the Board and by stockholders in 2023. Under these plans, the Chief Executive Officer is entitled to share-based awards generally calculated as 1-3% of then outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones) that are supposed to significantly increase value of the Company. Total shares of common stock to be issued under the Plans will depend on probability of the milestone achievement and on the number of shares of common stock outstanding on the day a milestone is achieved. See further details in the item 11 and in the notes to the financial statements.

The additional shares issued upon exercise of these warrants and upon achieving the milestones under these Incentive Plans will significantly dilute the percentage ownership interest of holders of our common stock, dilute the book value per share of our common stock and increase the number of our publicly traded shares, which will depress the market price of our common stock.

After the balance sheet date and until January 15, 2023, the Company has issued 3,012,986 shares of common stock, mainly upon exercise of 279,404 Preferred D Warrants (see Note 8) and issuance of shares under the stock-based compensation plan.

Our commitment to issue shares of common stock pursuant to the terms of our Preferred Stock, and the Warrants, and stock-based compensation arrangements could encourage short sales by third parties which could contribute to the future decline of stock price.

Our commitment to issue shares of common stock pursuant to the terms of Preferred Stock, and the Warrants, and stock-based compensation arrangements has the potential to cause significant downward pressure on the price of our common stock. In such an environment, short sellers may exacerbate any decline of our stock price. If there are significant short sales of our common stock, the share price of our common stock may decline more than it would in an environment without such activity. This may cause other holders of our common stock to sell their shares. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our shares of common stock will likely decline.

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

Substantial blocks of our total outstanding shares may be sold into the market. If there are substantial sales or issuances of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales or issuances of shares of our common stock, particularly sales by significant stockholders or if there is a large number of shares of our common stock available for sale.

As of January 16, 2023, we had outstanding 5,884,693 shares of common stock. Although common stock held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements, the market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that our significant stockholders or the holders of a large number of such shares of common stock intend to sell their shares.

As of that same date, we also had outstanding 648 shares of Series A Preferred Stock convertible into an aggregate of 3 shares of common stock, 1,211,757 shares of Series C Preferred Stock convertible into an aggregate of 54 shares of common stock and 363,097 shares of Series D Preferred Stock convertible into an aggregate of 17 shares of common stock. In addition, the shares of Series D Preferred Stock contain weighted average anti-dilution provisions which, subject to limited exceptions, would increase the number of shares issuable upon conversion of such preferred stock (by reducing the conversion price of the Series D Preferred Stock) in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a price per share lower than the conversion price then in effect.

The issuance of shares of common stock upon the conversion of such shares of Preferred Stock would dilute the percentage ownership interest of holders of our common stock, dilute the book value per share of our common stock and increase the number of our publicly traded shares, which could depress the market price of our common stock.

Furthermore, issuances of shares of our common stock pursuant to the equity and financing agreements that we may continue to utilize or enter into will continue to dilute the percentage ownership of our stockholders and may dilute the market price, the per share projected earnings (if any) or book value of our common stock.

Sales of a substantial number of shares of our common stock in the public market or other issuances of shares of our common stock, or the perception that these sales or issuances could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate

Our stock price has been volatile, and the market price of our common stock may drop below the price you pay.

Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, has subjected the market price of our shares to wide price fluctuations regardless of our operating performance. The market price of our common stock may fluctuate significantly in response to a number of factors, many of which we cannot control, including those described under “Risks Related to Our Business and Operations” and the following:

•	changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;
•	downgrades by any securities analysts who follow our common stock or publications of these analysts of inaccurate or unfavorable research about our business;
•	future sales of our common stock by our officers, directors and significant stockholders;
•	market conditions or trends in our industry or the economy as a whole;
•	investors’ perceptions of our prospects;
•	announcements by us of significant contracts, acquisitions, joint ventures or capital commitments; and
•	changes in key personnel.

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the Company that issued the stock. If any of our stockholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

Stockholder equity interest may be substantially diluted in any additional equity issuances.

We expect that significant additional capital will be needed in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We may issue additional shares of common stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks.

We may issue a substantial number of additional shares of common stock, including under our equity incentive plan. Any such issuances of additional shares of common stock:

•	may significantly dilute the equity interests of our investors;
•	could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Our Certificate of Incorporation designates specific courts as the exclusive forum for certain stockholder litigation matters, which could limit the ability of our stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our Certificate of Incorporation or our Bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit our stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

In addition, the enforceability of similar exclusive forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with one or more actions or proceedings described above, a court could rule that this provision in our Certificate of Incorporation is inapplicable or unenforceable. In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it. If a court were to find the exclusive forum provision contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, prospects, financial condition and operating results.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not control these analysts. As we are a publicly reporting company in the United States, we may attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in our Company.

Risks Related to our Business and Operations

Potential acquisitions may disrupt our business and dilute stockholder value.

In 2022 we have acquired a controlling interest in an entity (Bollinger Motors, Inc.) and, in 2023, we have acquired significant part of assets of another entity (Electric Last Mile Solutions, Inc.). We have sought merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services.

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

We regularly evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other businesses. As a result, merger or acquisition discussions and, in some cases, negotiations may take place and future mergers or acquisitions involving cash, debt or equity securities may occur at any time. Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per share of common stock may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our financial condition and results of operations.

Changes in tax laws may materially adversely affect our business, prospects, financial condition and operating results.

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, and failure to appropriately comply with such tax laws, statutes, rules and regulations could result in sanctions by regulatory agencies, civil money penalties and/or reputational damage, which could adversely affect our business, prospects, financial condition and operating results. Future guidance from the Internal Revenue Service (the “IRS”) with respect to the Tax Cuts and Jobs Act (the “Tax Act”) may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. The CARES Act has already modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future U.S. tax expense.

We may be unable to develop, manufacture and obtain required regulatory approvals for cars of sufficient quality to appeal to customers on schedule or at all, or may be unable to do so on a large scale.

Our business depends in large part on our ability to develop, manufacture, market and sell or lease our EVs. Our ability to effectively compete in the EV market will depend in large part on our entry into the EV market through the offering of competitively priced vehicles to a wider variety of potential buyers.

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

We, our third party partners and our suppliers are subject to substantial regulation and unfavorable changes to, or failure by us, our third party partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.

Our EVs, and motor vehicles in general, as well as our third-party partners and our suppliers are or will be subject to substantial regulation under federal, state and local, and foreign laws. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, deploy or service our vehicles in the jurisdictions in which it plans to operate and intends to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, deploy or service our vehicles in any of these jurisdictions. If we, our third-party partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which they currently operate, or those jurisdictions in which they plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. Regulations related to the electric and alternative energy vehicle industry are evolving and we face risks associated with changes to these regulations, including but not limited to:

•	increased support for other alternative fuel systems, which could have an impact on the acceptance of our vehicles; and

•	increased sensitivity by regulators to the needs of established automobile manufacturers with large employment bases, high fixed costs and business models based on the internal combustion engine, which could lead them to pass regulations that could reduce the compliance costs of such established manufacturers or mitigate the effects of government efforts to promote alternative fuel vehicles.

To the extent the laws change, our vehicles may not comply with applicable federal, state and local, or foreign laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition, and operating results would be adversely affected.

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

We may be unable to meet our projected construction timelines, costs and production ramps at our factories, or we may experience difficulties in generating and maintaining demand for products manufactured there.

Our ability to increase production of our vehicles on a sustained basis, make them affordable in the U.S. market by accessing supply chains and workforces and streamline delivery logistics is dependent on the construction and ramp of our current and future factories. The construction of and commencement and ramp of production at these factories are subject to a number of uncertainties inherent in all new manufacturing operations, including ongoing compliance with regulatory requirements, procurement and maintenance of construction, environmental and operational licenses and approvals for additional expansion, supply chain constraints, hiring, training and retention of qualified employees and the pace of bringing production equipment and processes online with the capability to manufacture high-quality units at scale. Moreover, we will have to establish and ramp production of our proprietary battery cells and packs at our factories, and we additionally intend to incorporate sequential design and manufacturing changes into vehicles manufactured at each factory. If we experience any issues or delays in meeting our projected timelines, costs, capital efficiency and production capacity for our new factories, expanding and managing teams to implement iterative design and production changes there, maintaining and complying with the terms of any debt financing that we obtain to fund them or generating and maintaining demand for the vehicles we manufacture there, our business, prospects, operating results and financial condition may be harmed.

We may be negatively impacted by any early obsolescence of our manufacturing equipment.

We depreciate the cost of our manufacturing equipment over their expected useful lives. However, product cycles or manufacturing technology may change periodically, and we may decide to update our products or manufacturing processes more quickly than expected. Moreover, improvements in engineering and manufacturing expertise and efficiency may result in our ability to manufacture our products using less of our currently installed equipment. Alternatively, as we ramp and mature the production of our products to higher levels, we may discontinue the use of already installed equipment in favor of different or additional equipment. The useful life of any equipment that would be retired early as a result would be shortened, causing the depreciation on such equipment to be accelerated, and our results of operations may be harmed.

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

We have incurred a net loss since our inception and particularly incurred losses in the operation of its business related to research and development activities since our inception. We believe that we will continue to incur operating and net losses each quarter until at least the time we begin significant deliveries of our vehicles. Even if we are able to successfully develop, manufacture, and sell or lease our vehicles, there can be no assurance that they will be commercially successful.

We expect the rate at which we will incur losses to be significantly higher in future periods as we, among other things: design, develop and manufacture our vehicles; build up inventories of parts and components for our vehicles; increase our sales and marketing activities; develop our distribution infrastructure; and increase our general and administrative functions to support our growing operations. We may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in revenues, which would further increase our losses.

Our independent registered public accounting firm has included an emphasis of matter paragraph regarding our ability to continue as a going concern in its opinion on our September 30, 2023, consolidated financial statements due to our lack of revenues and insufficient capital for us to fund our operations.

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

Once production commences, our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair, recalls, and design changes. Our vehicles will use a substantial amount of software code to operate, and software products are inherently complex and often contain defects and errors when first introduced. We have a limited frame of reference by which to evaluate the long-term performance of our systems and vehicles. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. If any of our vehicles fail to perform as expected, we may need to delay deliveries and/or initiate product recalls, and/or compensate damages to our dealers or customers, possibly exceeding the revenues received upon sales, - which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our management has concluded that our internal control over financial reporting was not effective as of September 30, 2023 due to material weaknesses, certain policies and procedures that are not all formalized in a written procedure format that is up to date, absence of formalized review of key controls processes and/or insufficiently formalized documentation evidencing, certain design deficiencies in management and analytical review of controls associated with the financial close process, lack of  in-house accounting expertise, and lack of disclosure controls and procedures to ensure the Company properly presents certain related party disclosures. Management is working to remediate our current material weaknesses and prevent potential future material weaknesses by implementing procedures such as, hiring additional qualified accounting and financial reporting personnel, and further reviewing and enhancing our accounting processes, which are further described under “Item 9A. Controls and Procedures” of this Report. We may not be able to fully remediate any future material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are not able to maintain effective internal control over financial reporting, our financial statements and related disclosures may be inaccurate, which could have materially adverse effects on our business and our stock price.

Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions, or mistakes;
•	fraudulent action of an individual or collusion of two or more people;
•	inappropriate management override of procedures; and
•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to become increasingly complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in us, and reduce our stock price.

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

In addition, the demand for our vehicles and services will highly depend upon the adoption by consumers of new energy vehicles in general and electric vehicles in particular. The market for alternative fuels, hybrid and EVs is new and untested and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation and industry standards and uncertain customer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

•	perceptions about EV quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, whether or not such vehicles are produced by us or other manufacturers;
•	perceptions about the limited range over which EVs may be driven on a single battery charge;
•	concerns over access to charging and charging stations, as well as the time required to charge EVs
•	perceptions about the limited range over which EVs may be driven on a single battery charge;
•	fuel prices, including volatility in the cost of fossil fuels
•	competition, including from other types of alternative fuel, including hydrogen or compressed natural gas (CNG) vehicles, plug-in hybrid EVs and high fuel-economy internal combustion engine vehicles
•	the availability of new energy vehicles, including plug-in hybrid EVs;

•	concerns over access to charging and charging stations, as well as the time required to charge EVs;
•	electric grid capacity and reliability;
•	government regulations, ESG restrictions, and economic incentives
•	the environmental consciousness of consumers, and their adoption of EVs;
•	perceptions of overall EV vehicle safety, such as those relating to battery combustibility;
•	perceptions about and the actual cost of alternative fuel.

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

We intend to expand our operations significantly, which will require hiring, retaining and training new personnel, controlling expenses, establishing facilities, and implementing administrative infrastructure, systems and processes. In addition, because our electric vehicles are based on a different technology platform than traditional ICE vehicles, individuals with sufficient training in electric vehicles may not be available to be hired, and we will need to expend significant time and expense training employees we hire. We also require sufficient talent in additional areas such as software development. Furthermore, as we are a relatively young company, our ability to train and integrate new employees into our operations may not meet the growing demands of our business, which may affect our ability to grow. Any failure to effectively manage our growth could materially and adversely affect our business, prospects, operating results and financial condition.

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

Once we have achieved significant sales of our products to customers, we will need to maintain warranty reserves to cover warranty-related claims. If our warranty reserves are inadequate to cover future warranty claims on our vehicles, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

We may not succeed in establishing, maintaining and strengthening the Mullen brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Once our vehicles are in high volume production, our business and prospects will heavily depend on our ability to develop, maintain and strengthen the Mullen brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a critical mass of customers. Our ability to develop, maintain and strengthen the Mullen brand will depend heavily on the success of our marketing efforts. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Many of our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the European Union and China, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

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

We are exposed to risks relating to our relationship with a related party.

Prior to its spinoff as a separate entity and the closing of the Merger on November 5, 2021, the Company operated as a division of Mullen Technologies, Inc. (“MTI”), an entity in which the Company’s CEO has a controlling financial interest and of which he is also CEO and Chairman. The Company and MTI entered into a Transaction Services Agreement pursuant to which the Company incurred approximately $1.2 million and $0.9 million of disbursements on behalf of MTI during the years ended September 30, 2022 and 2023, respectively. On March 31, 2023, the Company converted approximately $1.4 million of the advances to a note receivable from MTI. For a further description, see “Note 20.  Related Party Transactions – Related Party Note Receivable” of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K to the Company’s consolidated financial statements.

In all related party transactions, there is a risk that even if the Company personnel negotiating on behalf of the Company with the related party are striving to ensure that the terms of the transaction are arms-length, the related party’s influence may be such that the transaction terms could be viewed as favorable to that related party. Plus, the related part transaction could be perceived as a potential conflict of interest since the transaction may benefit the related party.  Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

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

Our business could be adversely impacted by global or regional catastrophic events.

Our business could be materially adversely affected by terrorist acts, widespread outbreaks of infectious diseases (such as COVID-19), government responses emplaced to limit the impact of infectious diseases (such as shelter-in-place directives), or the outbreak or escalation of wars including, but not limited to, the invasion of Ukraine by the Russian Federation. Such events in the geographic regions in which we do business, including escalations of political tensions and military conflicts in the U.S., Europe, Asia, and any governmental sanctions enacted in reaction thereto, could result in a global energy crisis, economic inflation, supply-chain disruptions, or the confiscation or destruction of our facilities; all and any of these outcomes could have material, adverse impacts on our results of operations, financial condition, and cash flows.

Reservations for our passenger vehicles are cancellable.

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

To the extent the laws change, our vehicles may not comply with applicable international, federal, state or local laws, which would have an adverse effect on our business. Compliance with changing regulations could be burdensome, time consuming, and expensive. To the extent compliance with new regulations is cost prohibitive, our business, prospects, financial condition and operating results would be adversely affected. Further, certain federal, state and local laws and industry standards currently regulate electrical and electronics equipment. Our vehicles may become subject to additional international, federal, state, and local regulation in the future. Compliance with these regulations could be burdensome, time consuming, and expensive.

Our vehicles are subject to environmental and safety compliance with various federal and state regulations, including regulations promulgated by the Environmental Protection Agency, the National Highway Traffic and Safety Administration and various state boards, and compliance certification is required for each new model year. The cost of these compliance activities and the delays and risks associated with obtaining approval can be substantial. The risks, delays and expenses incurred in connection with such compliance could be substantial.

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

We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries.

We are, and may in the future become, subject to various litigations, other claims, suits, regulatory actions and government investigations and inquiries. See the description of certain current legal proceedings described under “Note 19, Contingencies and Claims”, of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

In addition, from time to time, we may be involved in other legal proceedings arising in the ordinary course of business, including those relating to employment matters, relationships with collaboration partners, intellectual property disputes, and other business matters. Any such claims or investigations may be time-consuming, costly, divert management resources, or otherwise have a material adverse effect on our business or result of operations.

The results of the current legal proceedings and any future legal proceedings cannot be predicted with certainty and adverse judgments or settlements in some or all of these legal proceedings may result in materially adverse monetary damages or injunctive relief against us. Any such payments or settlement arrangements in current or future litigation, could have a material adverse effect on our business, operating results or financial condition. Even if the plaintiffs’ claims are not successful, current or future litigation could result in substantial costs and significantly and adversely impact our reputation and divert management’s attention and resources, which could have a material adverse effect on our business, operating results and financial condition, and negatively affect the price of our common stock. In addition, such legal proceedings may make it more difficult to finance our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our corporate headquarters is in Brea, CA, where we occupy approximately 24,730 rentable square feet under a sublease that expires in March 2026 with lease payments of $34,403 per month. We use this space primarily for our senior management, technology, product design, sales and marketing, finance, legal, human resources, general administrative and information technology teams.

On August 1, 2022, the Company announced the opening of its Automotive Development Center in Irvine, CA.  The 16,000 square foot facility houses the Automotive Team, which includes Engineering Design and Development, Styling, Program Management, Marketing and Finance. In August 2022, the lease was modified to include the second floor of the building. The leased space increased to 31,603 square feet, and the lease payments are approximately $79,000 per month which includes rent, insurance, and CAM.

Our Battery Innovation Center is located in Monrovia, CA. We lease 71,753 square foot space. Lease payments are $85,737 per month.

We own the manufacturing facility located in Robinsonville, Tunica County, MS, which was purchased in November 2021. The Advanced Manufacturing Engineering Center is 124,000 square foot engineering facility on 100 acres.

On November 30, 2022, the Company purchased an automobile manufacturing facility in Mishawaka, St. Joseph County, IN as part of the ELMS asset acquisition.  The site gross area is 1,392,395 square feet. The Mishawaka assembly plant consists of a body shop, paint shop, general assembly area, and water treatment plant.

The Company leases 31,002 square feet of office space in Troy, MI. The lease payments are $22,750 per month. The Detroit EV Team is comprised of Engineering and Technology Teams.

Bollinger Motors maintains its offices within a 36,300 square foot building located in Oak Park, MI and has operated at this facility since August 2020.  The lease payments for this facility were approximately $25,000 per month during 2022. Bollinger Motors entered into a new five-year lease agreement for this Oak Park facility which became effective January 1, 2023 with initial lease payments of approximately $27,000 per month. Additionally, Bollinger Motors still maintains a lease in Ferndale, MI from where the company previously operated prior to August 2020.  The lease payments for this facility were approximately $6,000 per month in 2023. However, the Ferndale facility was subleased for the entirety of 2023 with sublease income of approximately $7,000 per month. The sublease is in place until October 2024 when this lease is set to expire.

On August 1, 2023, Bollinger Motors executed a lease agreement for a building at 26650 Harding Ave, Oak Park, MI, adjacent from their Oak Park headquarters. The five-year lease provides 10,774 square feet of space at an annual rate of $7 per square foot. The space is intended as a mixed-use space, including supplemental warehousing, vehicle storage and repair, and office space.

On November 1, 2023, the Company entered a 5-year lease agreement for premises of approximately 122,000 sq. ft. in Fullerton, California, designated for light manufacturing and distribution of electric vehicle batteries. Base rent is $2,992 thousand for the first year (and increases approximately 4% every year) and additional operating expenses are approximately $715 thousand in the first year with subsequent annual recalculation. Security deposit payable to the landlord is approximately $1 million.

ITEM 3. LEGAL PROCEEDINGS.

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, are described in the “Note 19 - Contingencies and Claims” of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K and incorporated herein by reference.

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

Holders

As of September 30, 2023, our common stock was held by 789 registered shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company.

Dividends

We have not historically declared any dividends on common stock. We have no present intention of paying any cash dividends on our common stock in the foreseeable future, as any earnings will be used to help generate growth. The decision on the payment of dividends in the future rests within the discretion of the Board of Directors and will depend upon, among other things, our earnings, capital requirements and financial condition, as well as other relevant factors. There are no restrictions in our certificate of incorporation or bylaws that restrict us from declaring dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The information included under Item 12 of Part III of this Report is hereby incorporated by reference into Item 5 of Part II of this Report.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities of the Company during the three months ended September 30, 2023.

Issuer Purchases of Equity Securities

On July 6, 2023, the Board of the Company authorized a stock buyback program, pursuant to which the Company may, until December 31, 2023, purchase up to $25 million in shares of its outstanding common stock. The shares may be repurchased, from time to time, in the open market or in privately negotiated transactions depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The authorization of the stock buyback program did not obligate the Company to purchase any shares and may be terminated or amended by the Board at any time prior to its expiration date.

As of December 31, 2023, the Company had purchased through a broker from unrelated parties, on an open market, 57,000 shares of common stock. The shares of common stock purchased according to this stock buyback program have been immediately retired.

The Company made two stock repurchase transactions in August 2023. Stock repurchase activity during the three months ended September 30, 2023 was as follows after reflecting the 1:100 reverse stock split of the Company’s common stock that was effected on December 21, 2023:

Period	Total Number of Shares Purchased	Average Purchase Paid	Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Amount that May be Purchased Under the Announced Plan or Program
July 6 – July 31	‒	‒	‒	‒
Aug. 1 – Aug. 31	57,000	$99.1	57,000	‒
Sept. 1 -Sept. 30	‒	‒	‒	‒
Total:	57,000		57,000	-(1)

(1)	The stock repurchase program expired on December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis is intended to help the reader understand Mullen’s results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this Report.

In connection with the Merger Agreement (as defined below), and as disclosed in our Current Report on Form 8-K filed with the SEC on November 12, 2021, our fiscal year end has changed from December 31 to September 30, effective for our fiscal year ended September 30, 2022. As a result, and unless otherwise indicated, references to our fiscal year 2023 and prior years mean the fiscal year ended on September 30 of such year.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in Item 1A above. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in Item 1A above may not be exhaustive. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Mullen Investment Properties LLC, a Mississippi corporation, Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC, a Delaware corporation, as well as a 60%-owned subsidiary Bollinger Motors Inc., a Delaware corporation. Intercompany accounts and transactions have been eliminated, if any. The financial statements reflect the consolidated financial position and results of operations of Mullen, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States.

Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Results of Operations

Comparison of the Year Ended September 30, 2023 to the Year Ended September 30, 2022

The following table sets forth our historical operating results for the periods indicated:

	Year Ended
	September 30,
	2023	2022	$ Change	% Change

	(dollar amounts, except percentages)
Revenue
Vehicle sales	$366,000	$—	$366,000	100%
Cost of sales	(273,882)	—	(273,882)	100%
Gross Margin	$92,118	$—	$92,118	100%

Operating expenses:
General and administrative	215,846,132	75,338,256	140,507,876	187%
Research and development	77,387,336	21,650,840	55,736,496	257%
Impairment of goodwill	63,988,000	—	63,988,000	100%
Impairment of property, plant, and equipment, and other non-current assets	14,770,000	—	14,770,000	100%
Impairment of intangible assets	5,873,000	—	5,873,000	100%
Loss from Operations	$(377,772,350)	$(96,989,096)	$(280,783,254)	289%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(506,238,038)	(484,421,258)	(21,816,780)	5%
Gain / (loss) on derivative liability revaluation	(116,256,212)	(122,803,715)	6,547,503	(5)%
Gain / (loss) extinguishment of debt, net	(6,246,089)	33,413	(6,279,502)	(18,794)%
Loss on financing	(8,934,892)	—	(8,934,892)	100%
Gain / (loss) on sale of fixed assets	386,377	(50,574)	436,951	(864)%
Loss on lease termination	(125,000)	—	(125,000)	100%
Interest expense	(4,993,140)	(26,949,081)	21,955,941	(81)%
Penalty for insufficient authorized shares	—	(3,495,000)	3,495,000	(100)%
Other income (expense), net	2,532,034	(5,647,841)	8,179,875	(145)%
Net loss before income tax benefit	$(1,017,647,310)	$(740,323,152)	$(277,324,158)	37%

Income tax benefit/ (provision)	10,988,482	(1,600)	10,990,082	(686,880)%
Net loss	$(1,006,658,828)	$(740,324,752)	$(266,334,076)	36%

Net loss attributable to noncontrolling interest	(34,404,246)	(791,946)	(33,612,300)	4,244%
Net loss attributable to stockholders	$(972,254,582)	$(739,532,806)	$(232,721,776)	31%

Waived/(Accrued) accumulated preferred dividends	7,360,397	(40,516,440)	47,876,837	(118)%

Net loss attributable to common stockholders after preferred dividends	$(964,894,185)	$(780,049,246)	$(184,844,939)	24%

Net Loss per Share	(1,574.14)	(63,085.26)

Weighted average shares outstanding, basic and diluted	612,964	12,365

Revenues

We are a development stage company and have only recently started to generate notable revenues. Vehicle production and deliveries began in June 2023. As we expand production and commercialization of vehicles, we expect the majority of our revenue to be derived from sales of commercial vehicles. We are planning to ramp up production and reach sufficient revenue levels in subsequent periods – primarily from sales of Commercial Delivery Vehicles (Class 1 – 6). As we continue to develop our product line, we expect additional revenue streams in the future, also from the sales of Sport Utility Vehicles ("SUVs") and the flexible leasing of our electric vehicles ("EVs").

In accordance with accounting standards, we recognize revenue from the sale of electric vehicles upon transfer of control to a customer. In general, the control is transferred at the point of delivery to the customer but certain contracts with our dealers contain a return provision, stating that they may return unsold vehicles after 1 year. Since the Company does not have sufficient relevant statistics of returns yet, we defer revenue recognition until the vehicles have been sold by such dealer or until there is sufficient evidence to justify a reasonable estimate for consideration to which the Company expects to be entitled. Payments from customers are generally expected to be received within 30 days after delivery.

The tables below disclose information on deliveries of vehicles, revenue recognized, revenue deferred, and payments received from our customers over the recent periods.

	Invoiced during the year ended September 30, 2023
#	Type	Units Invoiced	Amount invoiced	Cash received	Revenue recognized
1	Urban Delivery (UD0)	25	366,000	366,000	366,000
2	Mullen 3 (UU)	10	652,200	652,200	-
	Total	35	$ 1,018,200	$ 1,018,200	$ 366,000

	Invoiced during the quarter ended December 31, 2023
#	Type	Units Invoiced	Amount invoiced	Cash received	Revenue recognized
1	Mullen 3 (UU)	131	8,543,820	-	-
2	Urban Delivery (UD1)	100	3,363,500	-	-
	Total	231	$ 11,907,320	$ -	$ -

Cost of Goods Sold

The costs of goods sold primarily include vehicle components and parts, labor costs, amortized tooling costs, provisions for estimated warranty expenses, and other relevant costs associated with the production of these vehicles.

Research and Development

Research and development expenses increased by approximately $55.7 million or 257% from approximately $21.7 million through the twelve months ended September 30, 2022, to approximately $77.4 million through the twelve months ended September 30, 2023. Research and Development costs are expensed as incurred. To date, our research and development expenses have consisted primarily of engineering and consulting services in connection with the development and design of our EVs. As we ramp up for commercial operations, we expect research and development expenses to increase as we continue to invest in new vehicle model design and development of technology.

General and Administrative

General and administrative (“G&A”) expenses include all non-production expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses and other expenses. We expense advertising costs as incurred. General and administrative expenses increased by approximately $140.5 million or 187% from approximately $75.3 million in the twelve months ended September 30, 2022, to approximately $215.8 million in the twelve months ended September 30, 2023, primarily due to increases in marketing, listing and regulatory fees, office expenses, settlements and penalties, and payroll related expenses with the growth of personnel and resources.

Interest Expense

Interest expense decreased by approximately $22.0 million or 81% from approximately $26.9 million through the twelve months ended September 30, 2022, to approximately $5.0 million through the twelve months ended September 30, 2023, primarily due to a decrease in convertible debt that has been fully converted in Q1 and Q2 of the 2023 fiscal year.

Impairment

Due to unfavorable market conditions and decline of the market prices of the Company’s common stock, we have tested long-lived asset for recoverability. As a result of the impairment test performed on September 1, 2023 by independent professional appraisers, the Company has recognized impairment losses in amount of $84,631,000 that related to goodwill (Bollinger segment), property, plant, and equipment, and intangible assets (ELMS/Mullen segment). See more details below.

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was $964.9 million, or $1,574.14 net loss per share, for the twelve months ended September 30, 2023, as compared to a net loss attributable to common stockholders after preferred dividends of $780.0 million, or $63,085.26 loss per share, for the twelve months ended September 30, 2022.

Operating segments

The Company is currently comprised of 2 major operating segments:

-	Bollinger Motors. The Company acquired the controlling interest of Bollinger Motors Inc. (60%) on September 7, 2022. This acquisition positions Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments.
-	Mullen/ELMS. By November 30, 2022, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

Reverse Stock Splits and NASDAQ listing rules compliance

During the calendar year ended December 31, 2023 we have completed 3 reverse stock splits. In May 2023, we completed a 1-for-25 reverse split of our outstanding shares of common stock. In August 2023, we completed a 1-for-9 reverse split of our outstanding shares of common stock. The last 1-for-100 reverse stock split was effectuated in December 2023.

The 1-for-25 reverse stock split was reflected in our unaudited condensed consolidated financial statements for the six months ended March 31, 2023 and 2022.  The 1-for-25 and 1-for-9 reverse splits were reflected in our unaudited condensed consolidated financial statements for the nine months ended June 30, 2023 and 2022. The last 1-for-100 reverse stock split effected on December 21, 2023 has been recognized in our consolidated financial statements for the year ended September 30, 2023 (comparatives for the year ended September 30, 2022 have also been retroactively adjusted).

As a result of these reverse splits, our issued and outstanding common stock decreased from 833,468,180 shares to 37,043 shares as of September 30, 2022, and from 7,048,387 shares to 313 shares as of September 30, 2021.

The Nasdaq Hearings Panel, on October 26, 2023, allowed Mullen Automotive to continue its listing on The Nasdaq Capital Market, subject to certain conditions, including maintaining a minimum stock price and holding an annual shareholder meeting.

Liquidity and Capital Resources

To date, we have yet to generate any significant revenue from our business operations. We have funded our capital expenditure and working capital requirements through the sale of equity securities, as further discussed below. Our ability to successfully expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations.

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $155.7 million as of September 30, 2023. During the twelve months ended September 30, 2023, the Company used approximately $179.2 million of cash for operating activities. The net working capital on September 30, 2023 was positive and amounted to approximately $58.5 million, or approximately $133.3 million after excluding derivative liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the year ended September 30, 2023, the Company has incurred a net loss of $1,006.7 million and, as of September 30, 2023, our accumulated deficit is $1,862.2 million.

The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt, or entering other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

Despite these efforts, there can be no assurance that our plans will be successful in alleviating the substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty, such as the potential need to liquidate assets, restructure operations, or make other significant changes to the business model.

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness, convertible preferred stock and common stock. Debt comprises an insignificant component of our funding needs.

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

The following is a summary of our debt as of September 30, 2023:

	Net Carrying Value
	Unpaid Principal					Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate		Maturity
Matured notes	$2,398,881	$2,398,881	$—	0.00 - 10.00%	%	2019 - 2021
Real Estate note	5,000,000	5,000,000	—	8.99%	%	2023-2024
Loan advances	332,800	332,800	—	0.00 - 10.00%	%	2016 - 2018
Less: debt discount	(270,189)	(270,189)	—	NA		NA
Total Debt	$7,461,492	$7,461,492	$—

Cash Flows

The following table provides a summary of our cash flow data for the years ended September 30, 2023 and 2022:

	Years Ended September 30,
Net cash provided by (used in):	2023	2022
Operating activities	$(179,172,191)	$(65,795,610)
Investing activities	(107,923,309)	(47,154,109)
Financing activities	358,416,885	197,282,630

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

Net cash used in operating activities was $179.2 million in the twelve months ended September 30, 2023, a 172% increase from $65.8 million net cash used during the twelve months ended September 30, 2022.

Cash Flows used in Investing Activities

Our cash flows used in investing activities, to date, have been comprised mainly of purchases of equipment. We expect these costs to increase substantially in the near future as we ramp up activity ahead of commencing commercial operations.

Net cash used in investing activities was $107.9 million in the year ended September 30, 2023, a 129% increase from $47.1 million used in investing activities the year ended September 30, 2022. The primary factor in the increased cash outflows was the ELMS assets acquisition.

Cash Flows provided by Financing Activities

Through September 30, 2023, we have financed our operations primarily through the issuance of convertible notes and equity securities.

Net cash provided by financing activities was $358.4 million for the year ended September 30, 2023 primarily due to issuance of preferred shares and other convertible instruments in lieu of preferred shares, as compared to $197.3 million net cash provided by financing activities for the year ended September 30, 2022.

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of September 30, 2023, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended September 30,	Payments
2024	$3,135,400
2025	2,639,884
2026	803,759
2027	584,468
2028	206,919
Thereafter	1,579,534
Total Future Minimum Lease Payments	$8,949,964

New lease contracts

On November 1, 2023, the Company entered a 5-year lease agreement for premises of approximately 122,000 sq. ft. in Fullerton, California, designated for light manufacturing and distribution of electric vehicle batteries. Base rent is $2,992 thousand for the first year (and increases approximately 4% every year) and additional operating expenses are approximately $715 thousand in the first year with subsequent annual recalculation. Security deposit payable to the landlord is approximately $1 million.

Non-convertible secured promissory note

On December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note (the “Note”) with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue discount. The Note, which does not include conversion rights, stock, warrants, or other securities, aims to raise capital for the Company's manufacturing operations. The issuance of this non-convertible Note is scheduled for the first trading day when all closing conditions are met. By January 15, 2024, the loan has not been received.

The Note will incur 10% annual interest, escalating to 18% post-Event of Default. It matures three months post-issuance. The Note's terms allow for accelerated repayment upon default, requiring the Company to pay the principal, accrued interest, and other due amounts. The Note is secured by the Company’s assets and imposes restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, and affiliate transactions, except for specified exceptions. It mandates prepayment of the principal from net proceeds of any subsequent financing.

Scheduled Debt Maturities

The following are scheduled debt maturities as of September 30, 2023:

	Years Ended September 30,
	2023	2024	2025	2026	2027	2028	2029	Thereafter	Total
Total Debt	$2,717,804	$4,743,688	$—	$—	$—	$—	$—	$—	$7,461,492

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these financial statements, our management is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Management considers an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 3 to the consolidated financial statements. Management believes none of the accounting estimates are considered critical for the preparation of these consolidated financial statements.

In preparation of these financial statements, management applied critical estimates and assumptions while performing impairment test for goodwill and other long-lived assets. We identified Bollinger and ELMS/Legacy Mullen (refer to Note 21 - Segment information) as our reporting units for the purposes of assessing impairments.

Critical accounting estimates for goodwill and indefinite-lived intangibles assets impairment tests

Our goodwill and indefinite-lived intangible assets, which primarily consist of in-process research and development assets and patents, pertain to the Bollinger acquisition on September 7, 2022 (refer to Note 4 for more details).

Fair value determinations require significant judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of the reporting units and in-process research and development assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, long-term growth rates, contributory asset charges, and other market factors. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, or income tax rates, change, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then our reporting units or in-process research and development assets might become impaired in the future. Additionally, any decisions to divest certain non-strategic assets could in the future lead to goodwill or in-process research and development assets impairments.

We utilize the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Some of the more significant assumptions inherent in estimating the fair value include the estimated future annual net cash flows for the reporting units (including net sales, cost of products sold, sales, general, and administrative costs (“SG&A”), depreciation and amortization, working capital, and capital expenditures), income tax rates, long-term growth rates, and a discount rate that appropriately reflects the risks inherent in each future cash flow stream. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product line growth rates, management’s plans, and comparable company market multiples.

We utilize the excess earnings method under the income approach to estimate the fair value of our in-process research and development assets. Some of the more significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for the in-process research and development assets (including net sales, cost of products sold, and SG&A), contributory asset charges, income tax considerations, economic depreciation rate, a discount rate that reflects the level of risk associated with the future earnings attributable to the in-process research and development assets, and management’s intent to invest in the in-process research and development assets indefinitely. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product line growth rates, management’s plans, and comparable company market multiples.

As a result of our quantitative impairment assessment of goodwill, we reassessed the fair value of the reporting units and recorded a goodwill impairment loss of $63,988,000 within the consolidated statement of operations. As a result of our quantitative impairment assessment of in-process research and development assets, we determined that the fair value exceeded the carrying amount and as such, no impairment loss was recorded.

The discount rate and long-term growth rate used to estimate the fair value of our reporting units, and the carrying amount of goodwill used in our quantitative impairment assessment were as follows:

	Goodwill Carrying Amount	Discount Rate	Long-Term Growth Rate
Reporting units	$ 92,834,832	50%	3%

The discount rate and economic depreciation rate used to estimate the fair value of our in-process research and development assets, and the carrying amount used in our quantitative impairment assessment were as follows:

	Indefinite-lived Intangible Assets Carrying Amount	Discount Rate	Economic Depreciation Rate
In-process research and development assets (excess earnings method)	$ 58,304,612	55%	10%

Assumptions used in impairment assessments are made at a point in time and therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment assessment date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates and long-term growth rates on the fair values of our reporting units. We have also presented the estimated effects of isolated changes in discount rates and economic depreciation rate on the fair value of the in-process research and development assets. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

If we had changed the following assumptions used to estimate the fair value of the reporting units and in-process research and development assets as part of the quantitative impairment assessment, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of reporting units and in-process research and development assets, respectively, as follows:

	Discount Rate		Long-Term Growth Rate
	250-Basis-Point		50-Basis-Point
	Increase	Decrease	Increase	Decrease
Reporting units	$(19,000,000)	$20,000,000	$-	$-

	Discount Rate		Economic Depreciation Rate
	250-Basis-Point		250-Basis-Point
	Increase	Decrease	Increase	Decrease
In-process research and development assets (excess earnings method)	$(9,000,000)	$10,000,000	$(11,000,000)	$13,000,000

Critical accounting estimates for other long-lived assets impairment tests

Our long-lived assets primarily consist of equipment, real property and finite-lived intangible assets subject to amortization, which for us are capitalized engineering design assets. The long-lived assets primarily pertain to Legacy Mullen and to assets acquired as part of the ELMS asset acquisition by November 30, 2022 (refer to Note 4 for more details).

We review our long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Such conditions could include significant adverse changes in the business climate, current period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. Recoverability of long-lived asset groups to be held and used is measured by a comparison of the carrying amount of the asset group to future undiscounted net cash flows expected to be generated by the asset group. If the asset group is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Due to a prolonged decrease in our market capitalization, including a significant decline in stock price and budgeted performance targets not achieved as compared to acquisition date budgets, we assessed the long-lived assets for impairment.

We utilized the discounted cash flow method under the income approach to estimate the fair value of our long-lived assets. Some of the more significant assumptions inherent in estimating the fair value include the estimated future annual net cash flows for the long-lived assets (including net sales, cost of products sold, SG&A, depreciation and amortization, working capital, and capital expenditures), income tax rates, long-term growth rates, and a discount rate that appropriately reflects the risks inherent in each future cash flow stream. We selected the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, management’s plans, and comparable company market multiples. Impairment losses on long-lived assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal. As a result of our impairment assessment of long-lived assets, we reassessed the fair value of the long-lived assets and recorded an impairment loss of $20,643,000 within the consolidated statement of operations.

The discount rates and long-term growth rates used to estimate the fair values of our long-lived assets, as well as the long-lived assets carrying amount used in our impairment assessment were as follows:

	Long-lived Assets Carrying Amount	Discount Rate	Long-Term Growth Rate
Other long -lived assets	$ 110,330,000	35%	3%

Assumptions used in impairment assessments are made at a point in time and require significant judgment; therefore, they are subject to change based on the facts and circumstances present at each assessment date. Additionally, these assumptions are generally interdependent and do not change in isolation. However, as it is reasonably possible that changes in assumptions could occur, as a sensitivity measure, we have presented the estimated effects of isolated changes in discount rates and long-term growth rates on the fair values of our long-lived assets. These estimated changes in fair value are not necessarily representative of the actual impairment that would be recorded in the event of a fair value decline.

If we had changed the following assumptions used to estimate the fair value of the long-lived assets as part of the impairment assessment, these isolated changes, which are reasonably possible to occur, would have led to the following increase/(decrease) in the aggregate fair value of the long-lived assets:

	Discount Rate		Long-Term Growth Rate
	250-Basis-Point		50-Basis-Point
	Increase	Decrease	Increase	Decrease
Other long-lived assets	$(22,000,000)	$26,000,000	$-	$(1,000,000)

a

Recent Accounting Pronouncements

Accounting standard updates issued but not yet effective were assessed and determined to be either not applicable or not expected to have a material impact on our consolidated financial statements.

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

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of September 30, 2023, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of September 30, 2023 because of material weaknesses in the Company’s internal control over financial reporting described below.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023 due to material weaknesses described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In conducting our review of our internal control over financial reporting, we identified the following material weaknesses described below.

◾	Based on management’s review of key accounting and information technology policies and procedures, we have determined that although such policies and procedures exist, they are not all formalized in a written procedure format that is up to date.
◾	As a result of absence of formalized review of key controls across several business processes and/or insufficiently formalized documentation evidencing such review, management’s ability to evaluate the design and monitor the effective operation of these preventative and detective internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential risks has been assessed as inadequate.
◾	The Company identified certain design deficiencies in its management and analytical review controls associated with the financial close process. These deficiencies, individually or in the aggregate, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.
◾	The Company lacks in-house accounting expertise to identify rights and obligations reflected in non-standard agreements, requiring specialized accounting for complex transactions.
◾	The Company’s internal control system as well as disclosure controls and procedures failed to ensure the Company properly presents certain related party disclosures in the financial statements for the year ended September 30, 2022, as further discussed in the Note 20 to the financial statements for the year ended September 30, 2023.

During the year ended September 30, 2023, these control deficiencies did not result in identified material misstatements in our consolidated financial statements; however, the control deficiencies described above created a more than remote possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, our management concluded that the deficiencies represent material weaknesses.

Based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described above, the consolidated financial statements, included in this Form 10-K, fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Remediation Efforts to Address the Material Weaknesses and Other Changes in Internal Control Over Financial Reporting

The aforementioned material weaknesses were first identified in 2022. While the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of September 30, 2023, and the Company’s remediation efforts will continue to take place in 2024.

During the year ended September 30, 2023, the management completed the following actions in accordance with the remediation plan:

◾	Hired critical leadership roles with sufficient public company and internal control experience, and experience and knowledge in GAAP financial reporting matters, responsible for designing, implementing, and monitoring our internal controls.
◾	Identified, prioritized and implemented several of the critically important accounting policies and procedures, e.g., additional analytical reviews of financial statements before they get filed; controls to enhance communication between departments of the Company intended to timely capture events that require disclosures or journal entries; using GAAP Disclosure and SEC Reporting Checklists etc.
◾	Designed, developed, and deployed a number of systems and IT tools to enable the effectiveness and consistent execution of controls over timely and accurate accounting for certain transactions, such as warrant liabilities, stock-based compensation to employees and stock-based compensation to non-employees, in accordance with relevant US GAAP.
◾	Engaged third-party accounting consulting firm to assist us in documenting our application of GAAP on complex transactions such as significant asset acquisitions, equity-based compensation, debt, and equity financing transactions.

In addition, the following changes in internal control took place during the year ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

◾	In the fourth quarter of the year ended September 30, 2022, the Company acquired a controlling interest (60%) in a substantial subsidiary, Bollinger Motors, Inc. During the year ended September 30, 2023, as part of our ongoing integration activities, the management has been considering the controls design to be incorporated into this business concurrent with the augmentation of our Company-wide controls.
◾	During the year ended September 30, 2023, the Company started production and sales activities and is implementing internal control procedures related to ASC 606.
◾	The management of the Company has launched a substantial upgrade of information systems to implement a new enterprise resource planning system (SAP) that is expected to go live in the beginning of the 2024 calendar year.

In addition to the remedial actions taken to date, the Company is considering the full extent of the procedures to implement in order to remediate the material weaknesses described above. Currently, the remediation plan includes:

◾	revising and enhancing effectiveness of the controls put in place during previous periods, including those mentioned above.
◾	continuing to implement processes and controls to better manage and monitor our financial reporting risks, including enhancing the usage of technology and tools.
◾	continuing professional training and education on accounting subjects for accounting staff.
◾	enhancing management review controls related to our financial statement close and financial reporting involving estimates, judgments, and assumptions.
◾	augmenting the design of the financial statement closing and financial reporting process including documentation of accounting treatment of significant and unusual transactions.

The actions that we are taking are subject to ongoing management review and audit committee oversight. We believe these measures will aid to remediate the control deficiencies that gave rise to the material weaknesses, but the material weaknesses will not be considered fully remediated until controls have been designed and implemented for a sufficient period of time, and properly tested for our management to conclude that the control environment is operating effectively.

We are committed to continuing to improve our internal control processes, and, as we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify certain of the remediation measures described above.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and processes as well as internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Because of its inherent limitations, any internal control system, no matter how well designed and operated, is based upon certain judgments and assumptions, and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Attestation Report

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a non-accelerated filer, we are not subject to the attestation requirement.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

On August 18, 2023, Jonathan New, the Company’s Chief Financial Officer, entered into a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K) for the sale of only those shares of common stock necessary to satisfy payment of applicable withholding taxes as a result of stock awards. The trading arrangement terminates upon the sale of all shares.  During the three months ended September 30, 2023, no other director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Company adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Name	Age	Position	Director Class
David Michery	57	Chief Executive Officer, President, and Chairman of the Board	Class I
Jonathan New	63	Chief Financial Officer
Calin Popa	61	President—Mullen Automotive
Mary Winter	32	Secretary and Director	Class I
Ignacio Novoa	40	Director	Class I
Kent Puckett	60	Director	Class II
Mark Betor	68	Director	Class II
William Miltner	62	Director	Class III
John Anderson	69	Director	Class III

Pursuant to the Second Amended and Restated Certificate of Incorporation, the Company’s Board of Directors is classified into three classes with staggered three-year terms designated as follows:

●	Class I - David Michery, Mary Winter, and Ignacio Novoa whose terms will expire in 2025 at our annual meeting of stockholders or until their respective successors are elected and qualified;
●	Class II - Kent Puckett and Mark Betor, whose terms will expire at our annual meeting of stockholders in 2025.
●	Class III - William Miltner and John Anderson whose terms will expire at our annual meeting of stockholders in 2024.

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

Committees of the Board of Directors

The Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee of the Board of Directors consists of Kent Puckett, Chair, Mark Betor, and John Andersen. The Board determined that Kent Puckett is an “audit committee financial expert,” as defined under the applicable rules of the SEC.  The primary functions of the Audit Committee include, among other things:

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

Nominating and Corporate Governance Committee

The Nominating and Governance Committee of the Board of Directors currently consists of Mark Betor, Chair, Mary Winter and Kent Puckett. The functions of the Nominating and Corporate Governance Committee include, among other things, the following:

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and the persons who beneficially own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us. Based solely on the reports received by us and on the representations of the reporting persons, we believe each greater than ten percent holder complied with all applicable filing requirements during the fiscal year ended September 30, 2023, except for the following: David Michery did not timely file two Form 4s reporting 2 transactions; Jonathan New did not timely file one Form 4 reporting 1 transaction; Mary Winter did not timely file one Form 4 reporting 1 transaction; Kent Puckett did not timely file two Form 4s reporting 2 transactions; Mark Betor did not timely file one Form 4 reporting 1 transaction; and Ignacio Novoa did not timely file one Form 4 reporting 1 transaction.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation earned during the years ended September 30, 2023 and 2022 to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at September 30, 2023, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “named executive officers”).

				Stock Awards ($)
		Salary	Bonus	Common	All Other
Name and Principal Position	Year	($)	($)	Shares (1)	Compensation	Total ($)
David Michery	2023	$750,000	$—	$48,879,463	$—	$49,629,463
Chief Executive Officer	2022	721,154	750,000	10,053,286	—	11,524,440

Jonathan New (2)	2023	425,000	10,000	198,300		633,300
Chief Operating Officer

Calin Popa	2023	304,000		1,199,201		1,503,201
President - Ottava Automotive	2022	304,000		1,323,001		1,627,001

(1)	Represents share-based compensation based on the grant date fair value of common stock earned and accounted for in accordance with FASB ASC Topic 718, i.e. for common stock earned per labor contract – market price of the shares on the date immediately preceding the employment contract date, for common stock earned by CEO per Award Incentive Plans – market price of the shares on the date immediately preceding the date when the shares have been issued (see the list of performance awards in the CEO Performance Award chapter, and the list of achieved milestones in the CEO Performance Award Table below). The stock-based compensation to Mr. Michery for the year ended

September 30, 2023 in the enclosed financial statements is higher by $7.6 million due to a liability accrued per ASC 718 that have not been earned and paid by September 30, 2023, but will probably be earned and paid later. See further Note 11 of the enclosed financial statements for discussion on stock-based compensation. Comparatives in this table have been restated to correctly reflect awards calculated in accordance with ASC 718. During the year ended September 30, 2023 and 2022, Mr. Michery earned 113,531 shares and 526 shares of common stock, respectively; Mr. New earned 13 shares of common stock, and Mr. Popa earned 18 shares and 7 shares of common stock, respectively (giving effect to reverse stock splits, see Note 1 to the financial statements).
(2)	Mr. New was appointed Chief Financial Officer effective September 19, 2022.

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

Bonus

Although we do not have a written bonus plan, the Board may, in its discretion, award bonuses to our executive officers on a case-by-case basis. These awards are structured to reward named executive officers for the successful performance of Mullen as a whole and of each participating named executive officer as an individual. The bonus amounts awarded were on an entirely discretionary basis. In addition, as described under the heading “Employment and Severance Agreements,” each of the named executive officers is eligible under the terms of their respective employment agreements to receive set bonus amounts based on Mullen’s achievement of certain financial milestones.

Share-based Compensation

2022 Equity Incentive Plan

On July 26, 2022, at the 2022 Annual Meeting, the Company’s stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”). Additional details about the 2022 Plan are set forth in the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on July 10, 2023.

The 2022 Plan provides for grants of stock options, stock appreciation rights, stock awards and restricted stock units, all of which are sometimes referred to individually, to employees, consultants, non-employee directors of the Company and its subsidiaries. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code, or non-qualified stock options. The 2022 Plan, as amended, has reserved for issuance 59,000,000 shares, of which 52,000,000 additional shares were approved on August 3, 2023 (such shares are not subject to adjustment for any decrease or increase in the number shares of common stock resulting from a stock spilt, reverse stock split, recapitalization, combination, reclassification, the payment of a stock dividend on the common stock or any other decrease in the number of such shares of common stock effected without receipt of consideration by the Company).

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a formal policy with respect to the grant of equity incentive awards to our executive officers or any formal equity ownership guidelines applicable to them.  Historically, the Company has not granted options as equity awards.

Clawback Policy

In November 2023, the Board of Directors adopted a clawback policy that may be applied in the event of a material financial restatement. The clawback policy covers current and former executive officers and includes all incentive compensation. Specifically, in the event of an accounting restatement, the Company must recover, reasonably promptly, any excess incentive compensation during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. Compensation that may be recoverable under the policy includes cash or equity-based compensation for which the grant, payment or vesting is or was based wholly or in part on the attainment of a financial reporting measure. The amount to be recovered will be the excess of the incentive compensation paid based on the erroneous data over the incentive compensation that would have been paid had it been based on the restated results.

In connection with the correction of related party disclosures pertaining to services provided to, and amounts owed from, Mullen Technologies, Inc., of which Mr. Michery is CEO and Chairman as well as the controlling shareholder, and as further described in Note 20.  Related Party Transactions – Related Party Note Receivable to the Company’s consolidated financial statements, the Compensation Committee conducted a review of our clawback policy and awards issued to Mr. Michery pursuant to the PSA Agreements (as further described below under “CEO Performance Awards”). As a result of this review, the Compensation Committee determined that no recovery of awarded compensation was required under the clawback policy as the awards issued under the PSA Agreements during the fiscal years ended 2023 and 2022 were not based on financial reporting measures.

Outstanding Equity Awards at Fiscal Year End 2023

There were no outstanding equity awards that have not vested held by the named executive officers as of September 30, 2023.

CEO Performance Awards

On May 5, 2022, the Company entered into to a Performance Stock Award Agreement (the “2022 PSA Agreement”) pursuant to which the Company agreed to grant performance equity awards to the Chief Executive Officer (“2022 CEO Performance Award”) and on July 26, 2022, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(c), of the issuance of shares of common stock to the Company’s Chief Executive Officer, David Michery, pursuant to the 2022 PSA Agreement. On June 8, 2023, since only a few milestone opportunities remained under the 2022 PSA Agreement and certain of them have lapsed, the Compensation Committee further (1) determined that the grant of performance equity awards to the Chief Executive Officer (“2023 CEO Performance Award”) pursuant to the 2023 Performance Stock Award Agreement (the “2023 PSA Agreement” and together with the 2022 PSA Agreement, the “PSA Agreements”) was advisable and in the best interests of the Company and its stockholders and (2) approved entering into the 2023 PSA Agreement and the grant of the 2023 CEO Performance Award. On August 3, 2023, at the 2023 Annual Meeting, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(c), of the issuance of shares of common stock to the Company’s Chief Executive Officer, David Michery, pursuant to the 2023 PSA Agreement.

Pursuant to each PSA Agreement, Mr. Michery is eligible to receive shares of common stock of the Company based on the achievement of milestones as described below, and within each milestone the achievement of certain performance tranches, with each tranche representing a portion of shares of common stock that may be issued to Mr. Michery upon achievement of such tranche. Upon the achievement of each tranche of one of the milestones and subject to Mr. Michery continuing as the Chief Executive Officer as of the date of satisfaction of such tranche and through the date the Compensation Committee determines, approves and certifies that the requisite conditions for the applicable tranche have been satisfied, the Company will issue shares of its common stock as specified in the tranche. Each milestone must be achieved within the performance period specified for such milestone, and the latest milestone that may be achieved is December 31, 2024, under the 2022 PSA Agreement, and December 31, 2025, under the 2023 PSA Agreement.

2022 PSA Agreement - Description of Milestones

●	Vehicle Delivery Milestones: For each of the following five vehicle delivery milestone that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal

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

On October 3, 2022, the Company delivered its Class One Van to Hotwire Communications, a South Florida-based telecommunications company and Internet Service Provider for a pilot program under the captured fleet exemption.

On August 20, 2023, a drivable porotype of the Mullen 5 vehicle was part of the Mullen road tour and available for consumers to test drive.

●	Capital Benchmark Milestones: For each $100 million raised (a “Capital Tranche”), and subject to an aggregate maximum of raised of $1.0 Billion in equity or debt financing between the date of the award agreement and the end of July 2024, the Company will issue a number of shares of common stock equal to 1%, of the Company’s then-current total issued and outstanding shares of common stock; as of the date a Capital Tranche is achieved.

Additionally, if the Company is included in the Russell Index, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of Mullen’s then-current total issued and outstanding shares as of the date the Company is approved to be included on the Russell Index.

On June 7, 2022, the Company entered into a Securities purchase agreement which, along with subsequent amendments, allowed the Company to raise more than $400 million to date through the issuance of preferred stock, prefunded warrants and common stock in lieu of preferred stock and other warrants.

On June 27, 2022, the Company joined the Russell 2000 and 3000 Indexes.

●	Feature Milestone: If Mullen enters into an agreement with a manufacturer or provider of equipment, accessory, feature or other product (collectively, “Feature”) by the end of 2023 that sets the Company or its vehicle apart from its competitors or that provides the Company a first mover or first disclosure advantage over its competitors for the Feature, the Company will issue to Mr. Michery a number of shares of common stock equal to 5% of the Company’s then-current total issued and outstanding shares of common stock as of the date the Feature milestone is achieved.

On September 1, 2022, the Company announced that it signed partnership with Watergen Inc. to develop and equip Mullen’s portfolio of electric vehicles with technology that will produce fresh drinking water from the air for in-vehicle consumer and commercial application. On October 12, 2022, the Company entered into the Distributorship Agreement attached as Exhibit A hereto whereby Watergen will be integrating its unique atmospheric water generating and dehumidifying technology into the Company’s vehicles and granting exclusivity to the Company for the integration design developed specifically for its vehicles.

●	Distribution Milestone: For each vehicle distribution milestone set forth below that is satisfied by entering into a joint venture or other distribution agreement by December 31, 2024, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of Mullen’s then-current total issued and outstanding shares of common stock for each distribution milestone achieved: (i) agreement with an established local, US dealer or franchise network; and (ii) agreement with an established Latin American or other non-US based dealer or franchise network.

On November 8, 2022, the Company entered into an agreement into an agreement to appoint Newgate Motor Group as the marketing, sales, distribution and servicing agent for the Mullen I-GO in Ireland and the United Kingdom.

On December 12, 2022, the Company entered into a Dealer Agreement with Randy Marion Isuzu, a large USA dealer, to purchase and distribute the Company’s vehicles.

2023 PSA Agreement

●	Vehicle Completion Milestones: For each vehicle completion Milestone set forth below that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal to 3% of Mullen’s then-current total issued and outstanding shares of common stock: (i) Procuring full USA certification and homologation of its Class Three Van by end of December 2023; (ii) Full USA certification and homologation of the Bollinger B1 SUV by end of June 2025; and (iii) Full USA certification and homologation of the Bollinger B2 truck by end of June 2025.

●	Revenue Benchmark Milestones: For each $25 Million of revenue recognized by the Company (each a “Revenue Tranche”), and subject to an aggregate maximum of recognized revenue of $250 Million between the date of grant and the end of December 2025, the Company will issue to Mr. Michery a number of shares of common stock equal to 1% of Mullen’s then-current total issued and outstanding shares of common stock as of the date a Revenue Tranche is achieved.

●	Battery Development Milestones: For each Battery Development Milestone set forth below that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of Mullen’s then-current total issued and outstanding shares of common stock: (i) the Company either directly or in collaboration with a joint venture partner develops or produces new and more advanced battery cells by the end of December 2024; (ii) the Company either directly or in collaboration with a joint venture partner scales its battery cells in the USA to the vehicle pack level for the Mullen Class 1 vehicle by the end of December 2024; (iii) the Company either directly or in collaboration with a joint venture partner scales its battery cells in the USA to the vehicle pack level for the Mullen Class 3 vehicle by the end of December 2024.

●	JV-Acquisition Milestones: If Mullen enters into a partnership, joint venture, purchase and sale agreement or similar transaction by the end of 2025 where the Company acquires a majority interest in an enterprise that manufacturers or provides vehicles, vehicle equipment, battery cells, accessories or other products beneficial to the Company, the Company will issue to Mr. Michery a number of shares of common stock equal to 3% of Mullen’s then-current total issued and outstanding shares of common stock as of date the JV-Acquisition Milestone is achieved.

●	Accelerated Development Milestone: If Mullen acquires a facility with existing equipment that allows the Company to expedite scaling of battery pack production in the USA, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of Mullen’s then-current total issued and outstanding shares of common stock as of date the Accelerated Development Milestone is achieved.

On September 6, 2023, the Company acquired the battery production assets of Romeo Power including intellectual property, machinery and equipment that allows the Company to expedite scaling of battery pack production in the USA.

To date the following shares of common stock have been issued pursuant to the PSA Agreements based on the achievement of the milestones and tranches listed in the table below (giving effect to reverse stock splits, see note 1 in the consolidated financial statements):

CEO Performance Award Table

Date	Tranche	% of O/S Shares	Shares O/S		Shares Issued	Stock Price	Stock Compensation ($)
9/21/2022	PSA2022. Russell Index Tranche	2%	21,386	0	428	9,225	$3,945,799
10/12/2022	PSA2022. Features Milestone	5%	39,897	0	1,995	5,625	11,221,088
11/9/2022	PSA2022. Non-USA Distribution	2%	54,718	0	1,094	6,075	6,648,217
11/30/2022	PSA2022. Capital Benchmark (>$200 mln)	2%	63,923	0	1,278	4,500	5,753,090

12/16/2022	PSA2022. USA Distribution	2%	75,274	0	1,505	6,750	10,161,979
2/16/2023	PSA2022. Vehicle Delivery - Pilot	2%	37,079	0	742	7,650	5,673,024
6/13/2023	PSA2022. Capital Benchmark (>$300 mln)	1%	292,533	0	2,925	207	605,542
7/5/2023	PSA2022. Capital Benchmark (>$400 mln)	1%	714,863	0	7,149	53	378,877
10/10/2023	PSA2022. Vehicle Delivery - Mullen 5	2%	1,844,064	0	36,881	27	985,468
10/10/2023	PSA2023. Accelerated development milestone	2%	2,484,730	0	49,695	27	1,327,840
Total Shares Awarded					103,692		$46,700,924

Employment and Severance Agreements

We have entered into employment agreements with each of our named executive officers described below.

Chairman of the Board, President and Chief Executive Officer

Effective June 1, 2021, David Michery and the Company entered into an employment agreement pursuant to which Mr. Michery receives an annual salary of $750,000 plus incentive compensation and 1,000,000 shares of common stock each year. Mr. Michery is also entitled to reimbursement compensation for all reasonable expenses up to $500,000 per year.

In the event (a) the Company terminates Mr. Michery’s employment without cause, (b) Mr. Michery leaves as a result of constructive discharge by the Company, (c) of Mr Michery’s death, or (d) there is a change of control of the Company or the Company’s stockholders receive a proxy request or tender offer for a transaction which could result in a change of control and Mr. Michery at his option terminates his employment, then the Company is obligated to pay Mr. Michery (i) his then-current annual compensation multiplied by a number of years equal to 10 minus the number of complete years since the date of the agreement, to be paid within 90 days of termination, and (ii) an amount equal to 10% of the Company’s market capitalization at such time, to be paid 180 days after termination. To the extent that Mr. Michery’s benefits from any pension or any other retirement plan or program (whether tax qualified or not) are not fully vested at the time of such termination, the Company will obtain and pay the premium upon an annuity policy to provide the benefits as though Mr. Michery had been fully vested on the date of termination. Upon termination for cause, the employment agreement will terminate, except for certain provisions such as post-employment noncompetition and nonsolicitation, and the Company will not be obligated to make any further payments, except for any remaining payments of annual compensation, benefits which are required by applicable law to be continued, and reimbursement of expenses.

Pursuant to the agreement, “cause” means conviction of or a plea of no contest to a felony, or incapacity due to alcoholism or substance abuse. “Constructive discharge” means (a) diminution in title(s), responsibilities, or the then-current annual compensation, (b) failure by the Company to comply with the compensation provisions of the agreement, (c) location of place of employment outside the United States, and (d) engagement in any material and intentional breach by the Company of its principal obligations under the agreement which is not remedied within 15 business days after receipt of written notice. A “change of control” means a sale of all or substantially all of the assets of the Company, or any transaction, or any series of transactions consummated in a 12-month period, pursuant to which any person acquires (by merger, acquisition, or otherwise) all or substantially all of the assets of the Company or the then outstanding equity securities of the Company and the Company is not the surviving entity, the Company being deemed surviving if and only if the majority of the Board of Directors of the ultimate parent of the surviving entity were directors of the Company prior to its organization.

During a disability, the Company will continue to pay to Mr. Michery his full amount of his then-current annual compensation for the one-year period next succeeding the date upon which such disability has been certified, as well as a prorated amount of any incentive compensation which would have been paid at the end of the year. Thereafter, if the disability continues, the agreement will terminate and all of Mr. Michery’s obligations will cease and Mr. Michery will be entitled to receive the benefits, if any, as may be provided by any insurance to which he may have become entitled as well as the acceleration of the exercise date of any incentive stock options granted prior to disability. A “disability” means a written determination by an independent physician mutually agreeable to the Company and Mr. Michery that he is physically or mentally unable to perform his duties of CEO under the agreement and that such disability can reasonably be expected to continue for a period of six consecutive months or for shorter periods aggregating 180 days in any 12-month period.

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

Chief Financial Officer

On September 19, 2022, the Company entered into an employment agreement with Jonathan New. He receives an annual salary of $425,000 and 300,000 restricted shares of common stock. Stock compensation is payable quarterly. A prorated tranche for the period September 19, 2022 through December 31, 2022 of 84,066 of the share compensation vested on January 1, 2023, and quarterly tranches of 75,000 shares will be vested and due at the end of December, March, June, and September of each calendar year, beginning January 1, 2023.  Mr. New also received $25,000 in relocation allowance from Florida to California.  Additionally, the Company reimbursed Mr. New of up to $2,000 per month for temporary accommodation costs.  The reimbursement terminated on the first to occur: date of permanent housing or February 1, 2023.  If Mr. New is terminated for any reason other than due to negligence, failure to deliver services or perform at the level hired or for any other just cause, he is entitled to a payment of $200,000, paid in the Company’s usual payroll cycle.

President – Mullen Automotive

Effective July 7, 2021, the Compensation Committee approved the employment contract for Calin Popa.  Mr. Popa receives an annual salary of $304,000 plus incentive compensation and 100,000 restricted shares of common stock per year. Employment agreement contains standard terms (“employment at will”) and vacation. There is no severance agreement.

Consulting Agreements

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner also is an elected Director for the Company, beginning his term in August 2021. For the fiscal year ending September 30, 2023, Mr. Miltner received $1,058,105 for services rendered. Mr. Miltner has been providing legal services to us since 2020.

Mary Winter

On October 26, 2021, the Company entered into a consulting agreement with Mary Winter, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities for the period from October 1, 2021 to September 30, 2023, in the amount of $60,000 annually or $5,000 per month. As of September 30, 2023, Ms. Winter has received $60,000 in consulting payments.

Change of Control Agreements – CEO and Non-Employee Directors

On August 11, 2023, the Company entered into Change in Control Agreements with each non-employee director (John Andersen, Mark Betor, William Miltner, Ignacio Novoa, and Kent Puckett) and David Michery, its Chief Executive Officer.  Pursuant to the Change in Control Agreements with each non-employee director, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and such non-employee director will receive $5 million. Pursuant to the Change in Control Agreement with Mr. Michery, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and Mr. Michery will receive an aggregate percentage of the transaction proceeds as follows: 10% of the transaction proceeds that are up to and including $1 billion; plus an additional 5% of transaction proceeds that are more than $1 billion and up to $1.5 billion; and an additional 5% of transaction proceeds that are more than $1.5 billion. A change in control, as defined in the agreements occurs upon (i) any person becoming the beneficial owner of 50% or more of the total voting power of the Company’s then outstanding voting securities, (ii) a change in the composition of the Board, as a result of which fewer than a majority of the directors are Incumbent Directors (as defined in the Change in Control Agreements), or (iii) the consummation of a merger or consolidation of the Company (except when the total voting power of the Company continues to represent at least 50% of the surviving entity), any liquidation, or the sale or disposition by the Company of all or substantially all of its assets.

Non-Employee Director Compensation

For the fiscal year ended September 30, 2023, our non-employee directors received compensation for service on our board of directors and committees of our board of directors as follows:

●

Each non-employee director was entitled to receive $25,000 annually as a cash retainer for he/she board service, with additional annual cash retainers of (i) $2,000 for each member of our compensation committee or nominating and governance committee; (ii) $5,000 for the chairman of our compensation committee or nominating and governance committee; (iii) $8,000 for each member of our audit committee; and (iv) $45,000 for the chairman of our audit committee. All cash retainers were paid quarterly in arrears.

●

Additionally, each non-employee director received an annual stock option award under the Company’s equity plan to purchase such number of shares of our common stock equal to $75,000 divided by the closing trading price of our common stock on the date of each such grant, which vest one year from the date of grant. Upon the occurrence of certain corporate events, including a change of control of the Company, all such stock option awards immediately vest.

Our non-employee directors are entitled to reimbursement of ordinary, necessary and reasonable out-of-pocket travel expenses incurred in connection with attending in-person meetings of our board of directors or committees thereof. In the event our non-employee directors were required to attend greater than four in-person meetings or 12 telephonic meetings during 2023, such non-employee directors were entitled to additional compensation in the amount of $500 for each additional telephonic meeting beyond the 12 telephonic meeting threshold, and $1,000 for each additional in-person meeting beyond the four in-person meeting threshold.

The following table sets forth information regarding compensation earned by each person who served as a non-employee member of our board of directors during 2023.

Name of Director	Fees earned and payable in cash ($)	Awards earned and payable in stock ($)	Total ($)
John Anderson	$44,000	$81,250	$125,250
Mark Betor	54,375	81,250	135,625
William Miltner	32,750	81,250	114,000
Mary Winter	32,500	81,250	113,750
Ignacio Novoa	31,250	81,250	112,500
Kent Puckett	83,125	81,250	164,375
Total	$278,000	$487,500	$765,500

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table below contains information regarding the beneficial ownership of our common stock by (i) each person who is known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and director-nominees, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. The table below reflects the 1:25 reverse stock split that was effected on May 4, 2023, the 1:9 reverse stock split that was effected on August 11, 2023 and the 1:100 reverse stock split that was effected on December 21, 2023, where each fractional share resulting from such reverse stock splits held by a stockholder was rounded up to the next whole share. Beneficial ownership is determined in accordance with SEC rules and regulations.

Each stockholder’s percentage of ownership in the following table is based upon, as applicable, the following shares outstanding as of January 12, 2024:

Class	Number of Shares	As converted to common stock	Votes/Share	Number of Votes
Common Stock	5,884,693	N/A	One/share	5,884,693
Series A Preferred Stock	648	3	1,000/share until November 5, 2024	648,000
Series B Preferred Stock	0	0	One/share on an as-converted to common basis	0
Series C Preferred Stock	1,211,757	54	One/share on an as-converted to common basis	54
Series D Preferred Stock	363,097	17	One/share, only protective voting	363,097

Each share of Series A Preferred Stock is entitled to 1,000 votes per share and converts into 0.0044 shares of Common Stock. Each share of Series C Preferred Stock is entitled to one vote for each share of common stock into which such share of Series C Preferred Stock can then be converted. Each share of Series D Preferred Stock is entitled to one vote for each share. Holders of the Series D Preferred Stock have no voting rights except a majority of the outstanding Series D Preferred Stock, voting separately, is required for approval of  the authorization or issuance of an equity security having a preference over the Series D Preferred Stock, amendment of the Company’s Certificate of Incorporation or bylaws that adversely affect the rights of the Series D Preferred Stock, merger or consolidation of the Company, or dissolution, liquidation or bankruptcy, as set forth in Section 8 of the Certificate of Designation for Series D Preferred Stock.

Under the terms of the Preferred Stock and warrants, a holder may not convert or exercise, as applicable, the Preferred Stock or warrants into common stock to the extent such exercise would cause such holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 9.99%, as applicable, of our then outstanding common stock following such conversion or exercise, excluding for purposes of such determination common stock issuable upon conversion of other convertible securities which have not been converted or exercised. The number of shares in the table does not reflect this limitation.

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

	Common Stock(1)		Total Voting Power(2)
Name of Beneficial Owners	Shares	%	%
Named Executive Officers and Directors
David Michery	109,897	1.9%	1.7%
Jonathan New	1	*	*
Calin Popa	14	*	*
Mary Winter	4	*	*
Jonathan K. Andersen	23	*	*
Mark Betor	8	*	*
William Miltner	1	*	*
Ignacio Novoa	19	*	*
Directors and Executive Officers as a Group (9 Persons)	109,967	1.9%	1.7%
5% Beneficial Owners:
Acuitas Group Holdings, LLC(3)	870,743	12.9%	* %

*	Less than 1%.
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

(2)	Percentage total voting power represents voting power with respect to all outstanding shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock; and excludes the Series D Preferred Stock, which is only entitled to limited voting rights. Percentage total voting power also excludes shares of common stock issuable upon exercise of warrants.

(3)The amount beneficially owned consists of 870,743 shares of common stock issuable upon exercise of warrants calculated as of January 12, 2024 pursuant to the terms thereof. All shares may be deemed to be beneficially owned by Terren Peizer, who serves as the Chief Executive Officer of Acuitas Capital LLC. The address for Acuitas Capital, LLC is 200 Dorado Beach Drive #3831, Dorado, Puerto Rico 00646.

Equity Compensation Plan Table

The following table summarizes our equity compensation plan information as of September 30, 2023, including shares remaining under 2022 Equity Incentive Plan, as amended (the “2022 Plan”), designated for compensation to employees and consultants, as well as shares reserved for compensation under 2022 and 2023 PSA Agreements with CEO. The 2022 Plan, as amended, has reserved for issuance 59,000,000 shares, of which 52,000,000 additional shares were approved on August 3, 2023  (such shares are not subject to adjustment for any decrease or increase in the number shares of common stock resulting from a stock spilt, reverse stock split, recapitalization, combination, reclassification, the payment of a stock dividend on the common stock or any other decrease in the number of such shares of common stock effected without receipt of consideration by the Company). For information about the 2022 and 2023 PSA Agreements, see “CEO Performance Awards” under “Item 11. Executive Compensation” in this Annual Report.

(c)
	(a)	(b)		Number of securities
	Number of securities	Weighted-average		remaining available
	to be issued upon	exercise price per		for future issuance
	exercise of outstanding options,	share of outstanding options,		under equity compensation
Plan Category	warrants and rights	warrants and rights		plans (excluding securities
Equity compensation plans approved by stockholders	—	$—		42,528,111
Equity compensation plans not approved by stockholders	—	$—		—
Total	—	—	(1)	42,528,111

As of September 30, 2023, there was 42,234,250 shares of common stock remaining available for future issuance under the 2022 Plan. Shares remaining available for future issuance under the 2022 and 2023 PSA Agreements is based on remaining shares registered on Registration Statements on Form S-8; additional shares may be registered and issued pursuant to the terms of such agreements.

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

Certain Relationships and Related Party Transactions

Prior to its spinoff as a separate entity and the closing of the Merger on November 5, 2021, the Company operated as a division of MTI, an entity in which the Company’s CEO had a controlling financial interest and of which he was CEO and Chairman during the fiscal years ended September 30, 2023 and 2022.

Subsequent to the spinoff transaction and Merger on November 5, 2021, the Company processed and disbursed payroll and related compensation benefits for 11 employees that provided services only to MTI and rent costs for facilities utilized by MTI pursuant to the TSA. The terms of the TSA require MTI to repay monthly the amounts advanced by the Company, with the lower of the prime rate plus 1% or the maximum rate under applicable law charged on the unpaid amounts. The terms of the TSA do not provide for any other payment processing service fee from MTI to the Company except the interest fee on overdue advance balances. The Company incurred approximately $1.2 million and $0.9 million of disbursements on behalf of MTI during the years ended September 30, 2022 and 2023, respectively. No amounts have been collected for the funds advanced through September 30, 2023.

On March 31, 2023, the Company converted approximately $1.4 million of these advances to MTI to a note receivable from MTI. The note bears interest at 10% per year and matures on March 31, 2025 with a default rate of 15% per annum. By the end of the 2023 fiscal year, the note principal has been increased by additional $0.4 million. Remaining advances, note and interest receivable as at September 30 2023 and 2022 are presented within non-current assets of the consolidated balance sheets.

On January 16, 2023, the Company terminated the Transition Services Agreement between the Company and Mullen Technologies, Inc., and received payment in full settlement of all amounts outstanding (including outstanding notes receivable, advances and related interest) of approximately $2.7 million (refer to Note 20 – Related party transactions)..

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner also is an elected Director for the Company, beginning his term in August 2021. For the fiscal years ended September 30, 2023 and 2022, Mr. Miltner received $1,058,205 and $881,248, respectively, for services rendered to us. Mr. Miltner has been providing legal services to us since 2020.

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

For further information, see Note 20 – Related Party Transactions, of the notes to the Company’s consolidated financial statements.

Item 14. Principal Accountant Fees and Services.

The following tables sets forth the aggregate accounting fees paid by (or due from) by the Company for the year ended September 30, 2023 to the independent audit firm RBSM LLP. Audit of the financial statements for the year ended September 30, 2022 as well as review of the interim financial statements for the first quarter of the year ended September 30, 2023 was performed by another firm (Daszkal Bolton LLP).

RBSM LLP	Year Ended	Year Ended
	September 30,	September 30,
Type of Fees	2023	2022
Audit fees (including year-end audit and review of quarters 2 and 3)	$376,336	$—
Audit related fees	—	—
Tax fees	—	—
Total	$376,336	$—

Daszkal Bolton LLP	Year Ended	Year Ended
	September 30,	September 30,
Type of Fees	2023	2022
Audit fees (including review of quarter 1)	$28,822	$212,958
Audit related fees	—	50,320
Tax fees	—	—
Total	$28,822	$263,278

Types of Fees Explanation

Audit Fees. The aggregate fees, including expenses, billed by (expected to be billed by) our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q and other services that are normally provided in connection with statutory and regulatory filings.

Audit-Related Fees. The aggregate fees, including expenses, billed by (expected to be billed by) our principal accountant for other assurance and related services that are reasonably related to the performance of the audit or review of our financial statements not reported under “Audit Fees” above.

Tax Fees. The aggregate fees, including expenses, billed by (expected to be billed by) our principal accountant for services rendered for tax compliance, tax advice and tax planning.

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

All audit and audit-related services performed by our principal accountant during the fiscal years ended September 30, 2023, and 2022 were pre-approved by our Audit Committee or by our Board of Directors, then acting in the capacity of an audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:
1.	Financial Statements.

The consolidated financial statements of Mullen Automotive Inc. and notes thereto and the reports of the independent registered public accounting firms thereon are set forth beginning on page F-1 and filed as part of this Report.

2.	Exhibits.

The exhibits filed or furnished as part of this Annual Report on Form 10-K are those listed in the following Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., and Robert Bollinger.	8-K	001-34887	2.1	09/08/2022
2.1(a)	First Amendment to the Common Stock Purchase Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., and Robert Bollinger.	8-K	001-34887	2.1	10/14/2022
2.1(b)	First Amendment to the Cash Escrow Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., Robert Bollinger and Continental Stock Transfer & Trust Company.	8-K	001-34887	2.2	10/14/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
2.1(c)	First Amendment to the Stock Reservation Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., Robert Bollinger and Continental Stock Transfer & Trust Company.	8-K	001-34887	2.3	10/14/2022
2.2	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and Robert Bollinger.	8-K	001-34887	2.2	09/08/2022
2.3	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and John Masters.	8-K	001-34887	2.3	09/08/2022
2.4	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and Seaport Global Asset Management SPV LLC - Series A.	8-K	001-34887	2.4	09/08/2022
2.5	Asset Purchase Agreement dated September 16, 2022 between the Company and David W. Carickhoff, solely as Chapter 7 trustee of the Bankruptcy Estates of Electric Last Mile Solutions, Inc. and Electric Last Mile, Inc.	8-K	001-34887	10.1	09/19/2022
3.1(a)	Second Amended and Restated Certificate of Incorporation of Mullen Automotive Inc., dated November 5, 2021	8-K	001-34887	3.2	11/12/2021
3.1(b)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Mullen Automotive Inc., dated March 8, 2022	8-K	001-34887	3.1	03/10/2022
3.1(c)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on July 26, 2022	8-K	001-34887	3.1	07/27/2022
3.1(d)	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock.	S-3ASR	333-267502	4.1(c)	09/19/2022
3.1(e)	Certificate of Mullen Automotive Inc. Increasing Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock.	S-3ASR	333-267913	4.1(d)	10/17/2022
3.1(f)	Certificate of Designation of Series AA Preferred Stock, filed November 14, 2022	8-K	001-34887	3.1	11/14/2022
3.1(g)	Certificate of Cancellation filed on January 30, 2023	8-K	001-34887	3.1	01/30/2023
3.1(h)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on January 30, 2023	8-K	001-34887	3.2	01/30/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
3.1(i)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on May 3, 2023	8-K	001-34887	3.1	05/05/2023
3.1(j)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on August 10, 2023	8-K	001-34887	3.1	08/11/2023
3.1 (k)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 20, 2023	8-K/A	001-34887	3.1	12/21/2023
3.2	Amended and Restated Bylaws, as of November 30, 2023					✓
4.1	Description of Company’s Securities.	10-K/A	001-34887	4.4	01/30/2023
4.2	Form of Warrant (related to Series D Preferred Stock Securities Purchase Agreement dated June 7, 2022)	8-K	001-34887	10.1 (Exhibit A)	06/10/2022
4.3	Warrant dated March 14, 2023 issued to Qiantu Motor USA, Inc.	10-Q	001-34887	4.2	05/15/2023
10.1#	Mullen Automotive Inc. 2022 Equity Incentive Plan	DEF 14A	001-34887	Appx B	06/24/2022
10.1(a)#	Amendment to 2022 Equity Incentive Plan dated August 3, 2023	8-K	001-34887	10.1	08/07/2023
10.1(b)#	Form of Stock Option Agreement under 2022 Equity Incentive Plan	10-K	001-34887	10.2(a)	1/13/2023
10.1(c)#	Form of Restricted Stock Agreement under 2022 Equity Incentive Plan	10-K	001-34887	10.2(b)	1/13/2023
10.1(d)#	Form of Restricted Stock Unit Agreement under 2022 Equity Incentive Plan	10-K	001-34887	10.2(c)	1/13/2023
10.2#	CEO Performance Stock Award Agreement dated May 5, 2022 between Mullen Automotive Inc. and David Michery	8-K	001-34887	10.2	07/27/2022
10.3#	CEO Performance Stock Award Agreement dated June 8, 2023 between Mullen Automotive Inc. and David Michery	8-K	001-34887	10.2	08/07/2023
10.4	Amended and Restated Secured Convertible Note and Security Agreement dated June 17, 2022 Esousa Holdings LLC	8-K	001-34887	10.1	06/21/2022
10.4(a)	Letter Agreement (Sale of Note) dated June 17, 2022	8-K	001-34887	10.2	06/21/2022
10.4(b)	Exchange Agreement, dated as of October 14, 2022, by and among Mullen Automotive Inc. and Esousa Holdings LLC.	8-K	001-34887	10.1	10/21/2022
10.4(c)	Secured Convertible Note and Security Agreement dated October 14, 2022 with Esousa Holdings LLC.	8-K	001-34887	10.2	10/21/2022
10.5#	Amended and Restated Employment Agreement, dated as of June 1, 2021, by and between David Michery and Mullen Technologies, Inc.	S-4/A	333-256166	10.10	07/22/2021

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.6	Transition Services Agreement, dated as of May 12, 2021, by and between Mullen Technologies, Inc. and Mullen Automotive Inc.	S-4/A	333-256166	10.14	07/22/2021
10.6(a)	Termination Agreement, dated January 15, 2024, by and between Mullen Technologies, Inc. and Mullen Automotive Inc.					✓
10.7	Tax Sharing Agreement, dated May 12, 2021, by and among Mullen Technologies, Inc. and Mullen Automotive Inc.	S-4/A	333-256166	10.15	07/22/2021
10.8	Consultant Agreement dated October 26, 2021 between the Company and Mary Winter	10-K	001-34887	10.25	12/29/2021
10.9	Loan Commitment with NuBridge Commercial Lending executed February 23, 2022	8-K	001-34887	10.2	02/28/2022
10.9(a)	Guaranty dated March 7, 2022 between NuBridge Commercial Lending, LLC and David Michery	10-Q	001-34887	10.4(a)	05/16/2022
10.10	Securities Purchase Agreement dated June 7, 2022 for Series D Preferred Stock and Warrants	8-K	001-34887	10.1	06/10/2022
10.10(a)	Amendment No. 1 dated June 23, 2022 to Securities Purchase Agreement dated June 7, 2022	8-K	001-34887	10.1	06/24/2022
10.10(b)	Amendment No. 2 dated September 19, 2022 to Securities Purchase Agreement dated June 7, 2022	S-3ASR	333-267502	99.3	09/19/2022
10.10(c)	Amendment No. 3 to the Securities Purchase Agreement, dated November 15, 2022, by and between Mullen Automotive Inc. and the buyers named therein	8-K	001-34887	10.1	11/21/2022
10.10(d)	Form of Convertible Note dated November 15, 2022	8-K	001-34887	10.2	11/21/2022
10.10(e)	Amendment No. 4 to the Securities Purchase Agreement, dated April 3, 2023, by and between Mullen Automotive Inc. and the buyers named therein	8-K	001-34887	10.1	04/07/2023
10.10(f)	Form of Promissory Note	8-K	001-34887	10.2	04/07/2023
10.10(g)	Letter Agreement, dated May 15, 2023, by and among Mullen Automotive Inc. and the buyers named therein	8-K	001-34887	10.1	05/19/2023
10.10(h)	Letter Agreement, dated June 5, 2023, by and between Mullen Automotive Inc. and Acuitas Capital LLC	8-K	001-34887	10.1	06/05/2023
10.10(i)	Letter Agreement, dated June 12, 2023, by and between Mullen Automotive Inc. and the buyers named therein	8-K	001-34887	10.1	06/12/2023

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.10(j)	Letter Agreement, dated June 22, 2023, by and between Mullen Automotive Inc. and the buyers named therein.	8-K	001-34887	10.1	06/26/2023
10.10(k)	Letter Agreement, dated June 26, 2023, by and between Mullen Automotive Inc. and Ault Lending, LLC	8-K	001-34887	10.2	06/26/2023
10.10(l)	Letter Agreement, dated June 20, 2023, by and between Mullen Automotive Inc. and Acuitas Capital LLC.	8-K	001-34887	10.3	06/26/2023
10.11	Lease dated June 29, 2022 between the Company and with the Lakeview Business Center, LLC	10-Q	001-34887	10.7	08/12/2022
10.12	Consulting Agreement dated January 12, 2022 between the Company and Ignacio Novoa	10-Q	001-34887	10.8	08/12/2022
10.13	Firm Order Agreement dated December 12, 2022, between Randy Marion Isuzu, LLC and the Company	8-K	001-34887	10.1	12/15/2022
10.14#	Offer Letter with Jonathan New dated September 7, 2022	10-K	001-34887	10.22	1/13/2023
10.15	Settlement Agreement dated January 13, 2023 with Acuitas, J. Fallon and Mank Capital	10-K	001-34887	10.23	1/13/2023
10.15(a)	Form of Promissory Note	10-K	001-34887	10.23(a)	1/13/2023
10.16	Waiver Agreement dated January 12, 2023 with Series C Preferred Stockholders	10-K	001-34887	10.24	1/13/2023
10.17	Settlement Agreement dated January 13, 2023 with respect to Series D Securities Purchase Agreement	10-K	001-34887	10.25	1/13/2023
10.17(a)	Form of Warrant	10-K	001-34887	10.25(a)	1/13/2023
10.17(b)	Amendment to the Settlement Agreement, dated March 2, 2023, by and between Mullen Automotive Inc. and Acuitas Capital LLC	8-K	001-34887	10.1	03/06/2023
10.18	Settlement Agreement, dated as of March 14, 2023, by and among Mullen Automotive Inc., Qiantu Motor (Suzhou) Ltd., and Qiantu Motor USA, Inc.	10-Q	001-34887	10.5	05/15/2023
10.18(a)	Intellectual Property and Distribution Agreement, dated as of March 14, 2023, by and among Mullen Automotive Inc., Qiantu Motor (Suzhou) Ltd., and two affiliates of Qiantu Motor (Suzhou) Ltd.	10-Q	001-34887	10.5(a)	05/15/2023
10.19#	Employment Agreement between the Company and Chester Bragado dated March 21, 2023	10-Q	001-34887	10.6	05/15/2023
10.20	Promissory Note dated March 31, 2023 from Mullen Technologies, Inc. to Mullen Automotive Inc., and Addendum dated August 12, 2023					✓

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/ Furnished Herewith
10.21	Change of Control Agreement dated August 14, 2023 between Mullen Automotive Inc. and David Michery					✓
10.22	Form of Change of Control Agreement dated August 14, 2023 between Mullen Automotive Inc. and each non-employee director					✓
16.1	Letter from Daszkal Bolton LLP dated March 3, 2023	8-K	001-34887	16.1	03/03/2023
19.1	Insider Trading Policy					✓
21.1	List of Subsidiaries	10-K	001-34887	21.1	1/13/2023
24.1	Power of Attorney (included on signature page)	10-K	001-34887	24.1	1/13/2023
23.1	Consent of Independent Registered Public Accounting Firm (RBSM LLP)					✓
23.2	Consent of Independent Registered Public Accounting Firm (Daszkal Bolton LLP)					✓
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934					✓
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934					✓
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350					✓
97.1	Clawback Policy					✓
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

* Furnished herewith.

Item 16. Form 10-K Summary.

None.

MULLEN AUTOMOTIVE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Mullen Automotive Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mullen Automotive Inc., and subsidiaries (the “Company”) as of September 30, 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and the results of its operations and its cash flows for the year ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Revision to 2022 consolidated financial statements.

We have also audited the revision adjustments to 2022 consolidated financial statements to correct the immaterial disclosure errors as discussed in Note 20, Related Party Transactions, to the consolidated financial statements. In our opinion, such revision adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to the revision adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

Retrospective Adjustment for Reverse Stock Splits

We also have audited the retrospective adjustments to the 2022 consolidated financial statements to retrospectively apply the change due to reverse stock splits, as described in Note 1. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2022 consolidated financial statements of the Company other than with respect to these retrospective adjustments for the reverse stock splits and, accordingly, we do not express an opinion or any other form of assurance on the 2022 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Assets, Goodwill, Property, Plant and Equipment, and Other Assets Impairment Tests – Refer to Notes 6, 14 and 15 to the consolidated financial statements

Critical Audit Matter Description

As of September 30, 2023, the Company had intangible assets, net, of $104.2 million, property, plant and equipment, net, of $82.0 million and goodwill of $28.8 million.

Intangible assets are evaluated based on the asset group based on product as well as being evaluated between definite-lived and indefinite-lived intangible assets for the purpose of the impairment assessment. The Company assesses potential impairments whenever events or circumstances indicate that the asset may be impaired. For finite life intangible assets, if these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable. If the asset is not considered recoverable then an impairment charge is taken representing the difference between the fair value of the asset and its carrying amount. Intangible asset impairment charges recorded were $5.9 million for the year ended September 30, 2023.

An indefinite-lived intangible asset is considered impaired if the carrying amount exceeds the fair value of the asset group. In the case of the Company the indefinite lived intangible asset represents acquired in-process research and development assets for products that were not placed into service as of September 30, 2023.  The fair value of the asset group was determined using the income approach.  The Company did not recognize an impairment loss for the acquired in-process research and development assets in the financial statements for the year ended September 30, 2023.

For property, plant and equipment, if these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the undiscounted value of expected future operating cash flows is used to determine whether the asset is recoverable. If the asset is not considered recoverable than an impairment charge is taken representing the difference between the fair value of the asset and its carrying amount. Property, plant and equipment impairment charges recorded were $13.5 million for certain equipment at the Mishawaka plant and $1.3 million for showroom vehicles for the year ended September 30, 2023.

Goodwill impairments are measured on the basis of the fair value of a reporting unit relative to the reporting unit’s carrying amount. For the year ended September 30, 2023, a goodwill impairment charge of approximately $64.0 million was recorded for the Bollinger reporting unit.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following:

•	Inquiry of management regarding the development of the assumptions used in the valuation of the intangible assets, goodwill, property, plant and equipment, other assets and reporting units.
•	Testing management’s process included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including the income projections and discount rates.
•	Tested the accuracy and completeness of company-produced data used by the specialist, and evaluated the relevance and reliability of externally obtained data. For assumptions provided to the specialist by the company, evaluated whether there is a reasonable basis for using each assumption considering whether other reasonably likely outcomes could materially affect the relevant financial statement assertions. Identified and evaluated significant assumptions used by the specialist for reasonableness.
•	To reflect the uncertainty inherent in the projections, we performed our own sensitivity analyses by increasing or decreasing the significant assumptions and evaluated the potential impact on the fair value. In addition, we tested the reconciliation of the fair value of the asset group developed by management to the market capitalization of the Company as of the valuation date.
•	Reviewed the credentials and evaluated the experience, qualifications and objectivity of the Company’s specialist, a third-party valuation firm.
•	Obtained an understanding of the nature of the work the Company’s specialist performed, including the objectives and scope of the specialist’s work; the methods or assumptions used; and a comparison of the methods or assumptions used with industry standards and historical data.
•	Identified and evaluated assumptions developed by the specialist considering assumptions generally used in the specialist’s field; supporting evidence provided by the specialist; existing market data; historical or recent experience and changes in conditions and events affecting the Company.
•	RBSM, LLP utilized professionals with specialized skill and knowledge to assist in evaluating the reasonableness of significant assumptions.

/s/ RBSM, LLP

RBSM LLP

We have served as the Company's auditor since 2023.

Larkspur, California

January 16, 2024

PCAOB ID Number 587

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Mullen Automotive Inc.

Opinion on the Financial Statements

We have audited, before (1) the effects of the adjustments to retrospectively apply the effects of the reverse stock splits described in Note 1 (Reverse Stock Splits) and (2) the correction of the error  on related party disclosures described in Note 20 (Correction of Related Party Disclosures), the accompanying consolidated balance sheet of Mullen Automotive Inc. (the Company) at September 30, 2022, and the related consolidated statements of operations, deficiency in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, (1) before the effects of the adjustments to retrospectively apply the  reverse stock split described in Note 1 (Reverse Stock Splits) and (2) except for the related party disclosures described in Note 20 (Correction of Related Party Disclosures), the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments for the retrospective effect of the Stock Splits described in Note 1 (Reverse Stock Splits) and/or the correction of the error described in Note 20 (Correction of Related Party Disclosures), and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments and disclosures are appropriate and have been properly applied. Those adjustments and disclosures were audited by RBSM LLP. (The 2022 consolidated financial statements before the effects of the adjustments discussed in Note 1 and the disclosures described in Note 20 are not presented herein).

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has sustained net losses, has indebtedness in default, and has a deficiency in working capital of approximately $36.0 million at September 30, 2022, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Valuation of Intangible Assets and Goodwill in Acquisitions

As described in Note 4 to the consolidated financial statements, the Company completed the 60% acquisition for consideration of $148.2 million (enterprise value $247.0 million) and the transaction was accounted for as a business combination. The Company recorded acquired intangible assets and goodwill at fair value on the date of acquisition using a discounted cash flow methodology. The methods used to estimate the fair value of acquired intangible assets and goodwill involve significant assumptions. The significant assumptions applied by management in estimating the fair value of acquired intangible assets included income projections and discount rates.

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

Accounting for Contracts that Qualify as Liabilities

As described in Note 13 to the consolidated financial statements, during the year, the Company had an insufficient number of authorized shares available for issuance for the conversion of Series C Preferred Stock and exercise of warrants to purchase common stock. These financial instruments were measured at fair value on a recurring basis until the Company had sufficient authorized common stock.

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

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

Fort Lauderdale, Florida

January 13, 2023

We have served as the Company’s auditor from 2020 to 2023.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$155,267,098	$54,085,685
Restricted cash	429,372	30,289,400
Accounts receivable	671,750	—
Inventory	16,807,013	—
Prepaid expenses and other current assets	24,955,223	1,958,759
TOTAL CURRENT ASSETS	198,130,456	86,333,844
Property, plant, and equipment, net	82,032,785	14,803,716
Intangible assets, net	104,235,249	93,947,018
Deposit on ELMS assets purchase	—	5,500,000
Related party receivable	2,250,489	1,232,387
Right-of-use assets	5,249,417	4,597,052
Goodwill, net	28,846,832	92,834,832
Other non-current assets	960,502	3,345,631
TOTAL ASSETS	$421,705,730	$302,594,479

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$13,175,504	$6,109,425
Accrued expenses and other current liabilities	41,201,929	7,185,881
Dividends payable	401,859	7,762,255
Derivative liabilities	64,863,309	84,799,179
Liability to issue shares	9,935,950	10,710,000
Lease liabilities, current portion	2,134,494	1,428,474
Notes payable, current portion	7,461,492	3,856,497
Refundable deposits	429,372	289,000
Other current liabilities	7,000	90,372
TOTAL CURRENT LIABILITIES	139,610,909	122,231,083
Notes payable, net of current portion	—	5,164,552
Liability to issue shares, net of current portion	1,827,889	—
Lease liabilities, net of current portion	3,566,922	3,359,354
Deferred tax liability	3,891,900	14,882,782
TOTAL LIABILITIES	148,897,620	145,637,771
Commitments and Contingencies (Note 19)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 500,000,000 preferred shares authorized;
Preferred Series D; 437,500,001 shares authorized; 363,097 and 4,359,652 shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively (preference in liquidation of $159,000 and $1,909,091 at September 30, 2023 and 2022, respectively)	363	4,359
Preferred Series C; 40,000,000 shares authorized; 1,211,757 and 1,360,321 shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively (preference in liquidation of $10,696,895 and $12,025,238 at September 30, 2023 and 2022, respectively)	1,212	1,360

Preferred Series A; 200,000 shares authorized; 648 and 1,924 shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively (preference in liquidation of $836 and $2,482 at September 30, 2023 and 2022, respectively)	1	2
Common stock; $0.001 par value; 5,000,000,000 and 1,750,000,000 shares authorized at September 30, 2023 and September 30, 2022, respectively; 2,871,707 and 37,043 shares issued and outstanding at September 30, 2023 and 2022 respectively (*)	2,872	37
Additional paid-in capital (*)	2,071,110,126	948,598,587
Accumulated deficit	(1,862,162,037)	(889,907,455)
TOTAL STOCKHOLDERS' EQUITY ATTRIBUTABLE TO THE COMPANY'S STOCKHOLDERS	208,952,537	58,696,890
Noncontrolling interest	63,855,573	98,259,819
TOTAL STOCKHOLDERS' EQUITY	272,808,110	156,956,709
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$421,705,730	$302,594,479
(*) Adjusted retroactively for reverse stock splits, see Note 1

The accompanying notes are an integral part of these consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2023	2022
Revenue
Vehicle sales	$366,000	$—
Cost of sales	(273,882)	—
Gross margin	92,118	—

Operating expenses:
General and administrative	$215,846,132	$75,338,256
Research and development	77,387,336	21,650,840
Impairment of goodwill	63,988,000	—
Impairment of property, plant, and equipment, and other non-current assets	14,770,000	—
Impairment of intangible assets	5,873,000	—
Loss from operations	(377,772,350)	(96,989,096)

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(506,238,038)	(484,421,258)
Gain / (loss) on derivative liability revaluation	(116,256,212)	(122,803,715)
Gain / (loss) extinguishment of debt, net	(6,246,089)	33,413
Gain / (loss) on financing	(8,934,892)	—
Gain / (loss) on sale of fixed assets	386,377	(50,574)
Gain / (loss) on lease termination	(125,000)	—
Interest expense	(4,993,140)	(26,949,081)
Penalty for insufficient authorized shares	—	(3,495,000)
Other income (expense), net	2,532,034	(5,647,841)
Net loss before income tax benefit	(1,017,647,310)	(740,323,152)

Income tax benefit/ (provision)	10,988,482	(1,600)
Net loss	(1,006,658,828)	(740,324,752)

Net loss attributable to noncontrolling interest	(34,404,246)	(791,946)
Net loss attributable to stockholders	(972,254,582)	(739,532,806)

Waived/(Accrued) accumulated preferred dividends	7,360,397	(40,516,440)

Net loss attributable to common stockholders after preferred dividends	$(964,894,185)	$(780,049,246)

Net Loss per Share	$(1,574.14)	$(63,085.26)

Weighted average shares outstanding, basic and diluted	612,964	12,365

The accompanying notes are an integral part of these consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock, total
	(see Note 9 for details)		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares (*)	Amount (*)	Capital (*)	Deficit	Interest	Equity

Balance, October 1, 2021	5,667,682	5,668	313	0	88,657,334	(150,374,649)	—	(61,711,647)
Cashless Warrant exercise	—	—	23,567	23	554,371,515	—	—	554,371,538
Dividends deemed and accrued on preferred stock	—	—	—	—	(40,516,440)	—	—	(40,516,440)
Issuance of common stock to settle liability to issue	—	—	6	—	1,034,812	—	—	1,034,812
Issuance of common stock for conversion of debt	—	—	778	1	18,138,099	—	—	18,138,100
Issuance of common stock for conversion of preferred stock	(94,999,089)	(95,000)	4,655	5	93,145	—	—	—
Issuance of common stock for note receivable	—	—	637	1	(1)	—	—	—
Issuance of common stock as payment of penalty to shareholder	—	—	248	—	3,494,999	—	—	3,495,000
Issuance of common stock for asset	—	—	5	—	141,000	—	—	141,000
Issuance of common stock issued for cash	—	—	2,920	3	42,335,078	—	—	42,335,080
Preferred shares issued for cash	92,139,375	92,139	—	—	141,009,395	—	—	141,101,534
Preferred shares issued in exchange for conversion of debt	2,829,029	2,829	—	—	24,988,926	—	—	24,991,755
Preferred shares issued to settle liability to issue	84,900	85	—	—	704,915	—	—	705,000
Beneficial conversion feature of convertible debt	—	—	—	—	3,336,854	—	—	3,335,005
Prefunded warrant issuance	—	—	—	—	15,000,000	—	—	15,000,000
Shares issued for business acquisition	—	—	2,827	3	41,577,644	—	—	41,577,647
Stock based compensation	—	—	1,087	1	43,739,691	—	—	43,739,692
Warrant issuances	—	—	—	—	10,491,621	—	—	10,491,621
Noncontrolling interest from Bollinger Motors acquisition	—	—	—	—	—	—	99,051,765	99,051,765
Noncontrolling interest loss since Bollinger Motors acquisition	—	—	—	—	—	—	(791,946)	(791,946)
Net loss	—	—	—	—	—	(739,532,806)	—	(739,532,806)
Balance, September 30, 2022	5,721,897	5,721	37,043	37	948,598,587	(889,907,455)	98,259,819	156,956,709

Cashless Warrant exercise	—	-	2,455,348	2,455	627,740,779	—	—	627,743,234
Issuance of preferred stock, common stock and prefunded warrants in lieu of preferred stock	273,363,635	273,364	267,317	268	196,551,580	—	—	196,825,212
Issuance of common stock for conversion of convertible notes and interest	—	-	23,576	24	153,222,213	—	—	153,222,237
Issuance of common stock for conversion of preferred stock and dividends	(277,510,030)	(277,509)	12,138	12	277,477	—	—	(20)
Reclassification of derivatives to equity upon authorization of sufficient number of shares	—	—	—	—	47,818,884	—	—	47,818,884
Shares issued to settle note payable	—	—	2,758	3	13,736,400	—	—	13,736,403
Shares issued to extinguish penalty	—	—	1,022	1	5,519,999	—	—	5,520,000
Preferred shares series AA issued to officers	—	—	—	—	25,000	—	—	25,000

Preferred shares series AA refund	—	—	—	—	(25,000)	—	—	(25,000)
Share-based compensation	—	—	127,128	127	75,894,355	—	—	75,894,482
Preferred stock dividends waiver	—	—	—	—	7,360,397	—	—	7,360,397
Common stock purchased and retired	—	—	(57,000)	(57)	(5,610,543)	—	—	(5,610,600)
Shares issued to avoid fractional shares on reverse stock split	—	—	2,377	2	(2)	—	—	0
Noncontrolling interest	—	—	—	—	—	—	(34,404,246)	(34,404,246)
Net loss	—	—	—	—	—	(972,254,582)	—	(972,254,582)
Balance, September 30, 2023	1,575,502	1,576	2,871,707	2,872	2,071,110,126	(1,862,162,037)	63,855,573	272,808,110
(*) Adjusted retroactively for reverse stock splits, see Note 1

The accompanying notes are an integral part of these consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(1,006,658,828)	$(740,324,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,388,299	3,282,285
Stock-based compensation	85,441,869	43,715,242
Deferred income taxes	(10,990,882)	1,600
Revaluation of derivative liabilities	116,256,212	122,803,715
Initial recognition of derivative liabilities	513,052,038	484,421,258
Impairment of goodwill	63,988,000	—
Impairment of property, plant, and equipment, and other non-current assets	14,770,000	—
Impairment of intangible assets	5,873,000	—
Non-cash financing loss on over-exercise of warrants	8,934,892	—
Non-cash interest and other operating activities	199,998	13,883,637
Amortization of debt discount	662,047	19,595,915
Loss/(gain) on asset disposal	(386,377)	50,574
Loss/(gain) on extinguishment of debt	6,246,089	41,096

Changes in operating assets and liabilities:
Prepaids and other current assets	(22,687,245)	3,114,540
Inventories	(16,807,013)	—
Accounts payable	7,784,136	1,192,113
Accrued expenses and other liabilities	38,500,352	(18,013,899)
Right of use assets and lease liabilities	261,222	441,066
Net cash used in operating activities	(179,172,191)	(65,795,610)

Cash Flows from Investing Activities
Purchase of equipment	(14,508,004)	(11,606,944)
Purchase of intangible assets	(498,431)	(415,181)
ELMS assets purchase	(92,916,874)	(5,500,000)
Acquisition of Bollinger Motors, Inc, net of cash acquired	—	(29,631,984)
Net cash used in investing activities	(107,923,309)	(47,154,109)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	170,000,000	12,240,353
Payment of notes payable	(20,694,353)	(15,100,768)
Proceeds from issuance of preferred stock, common stock and prefunded warrants in lieu of preferred stock	196,999,970	142,873,667
Reimbursement for over issuance of shares	17,721,868	—
Payments to acquire treasury stock	(5,610,600)	—
Proceeds from issuance of common stock	—	42,269,378
Proceeds from issue of prefunded warrants	—	15,000,000
Net cash provided by financing activities	358,416,885	197,282,630

Increase in cash	71,321,385	84,332,911
Cash, cash equivalents and restricted cash (in amount of $30,289,400), beginning of period	84,375,085	42,174
Cash, cash equivalents and restricted cash (in amount of $429,372), ending of period	$155,696,470	$84,375,085

Supplemental disclosure of Cash Flow information:

Cash paid for interest	$122,501	$1,407,988
Cash paid for taxes	—	—

Supplemental Disclosure for Non-Cash Activities:
Convertible notes and interest - conversion to common stock	$167,070,343	$17,339,000
Exercise of warrants recognized earlier as liabilities	627,836,463	555,161,139
Reclassification of derivatives to equity upon authorization of common shares	47,818,882	—
Waiver of dividends by stockholders	7,387,808	—
Common stock issued to extinguish other liabilities	5,524,838	—
Notes issued to extinguish liability to issue stock	11,597,571	—
Right-of-use assets obtained in exchange of operating lease liabilities	2,112,773	4,081,716
Extinguishment of financial liabilities by sale of property	238,259
Extinguishment of operational liabilities by sale of property	760,669	—
Preferred shares issued in exchange for convertible debt	—	24,988,926
Stock based payment for business acquired	—	41,577,647
Conversion of a note payable to a liability to issue shares	—	10,413,900

The accompanying notes are an integral part of these consolidated financial statements.

MULLEN AUTOMOTIVE INC.

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

Mullen is building and delivering the newest generation of Commercial Trucks. We also have a portfolio of high-performance Passenger vehicles in various stages of Product Development for launch in subsequent years.

Acquisition of controlling interest in Bollinger Motors, Inc. (see Note 4) in September 2022 positioned Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments. First Bollinger vehicles are expected to be sold in 2024.

The second acquisition (see Note 4) was in October 2022, when the U.S. Bankruptcy Court approved the Company acquisition ELMS’ (Electric Last Mile Solutions) assets in an all-cash purchase. With this transaction, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles. These vehicles are intended for sale primarily on the US markets. First vehicles produced by this manufacturing plant have been delivered to customers during the year ended September 30, 2023.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Mullen Investment Properties LLC, a Mississippi corporation, Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC, a Delaware corporation, as well as a 60%-owned subsidiary Bollinger Motors Inc., a Delaware corporation. Intercompany accounts and transactions have been eliminated, if any.

Noncontrolling interest presented in these consolidated financial statements relates to the portion of equity (net assets) in subsidiaries not attributable, directly or indirectly, to Mullen. Net income or loss are allocated to noncontrolling interests by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates.

The financial statements reflect the consolidated financial position and results of operations of Mullen, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”).

Reverse Stock Splits

In January 2023, the Company’s stockholders, in an effort for the Company to regain compliance with NASDAQ listing rules, approved a proposal to authorize the Board of the Company (the “Board”) to implement a reverse stock split of the

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding shares of the Company’s common stock at a ratio up to 1-for-25. Pursuant to such authority granted by the Company’s stockholders, the Board approved a reverse stock split of the Company’s common stock at a rate of 1-for-25 shares of common stock, which resulted in a reduction in the number of outstanding shares of common stock and a proportionate increase in the value of each share. The common stock began trading on a reverse split-adjusted basis on the NASDAQ on May 4, 2023.

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

In December 2023, the stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock at a ratio within the range of 1-for-2 to 1-for-100, as determined by the Board of the Company. The Board approved a 1-for-100 reverse stock split effective on December 21, 2023. As a result of the reverse stock split, every 100 shares of the Company’s pre-reverse stock split common stock combined and automatically became 1 share of common stock.

As a result of the reverse stock splits, the number of shares of common stock that can be issued upon exercise of warrants, preferred stock, and other convertible securities, as well as any commitments to issue securities, that provide for adjustments in the event of a reverse stock split, was appropriately adjusted pursuant to their applicable terms for the reverse stock splits. If applicable, the conversion price for each outstanding share of preferred stock and the exercise price for each outstanding warrant was increased, pursuant to their terms, in inverse proportion to the split ratio such that upon conversion or exercise, the aggregate conversion price for conversion of preferred stock and the aggregate exercise price payable by the warrant holder to the Company for shares of common stock subject to such warrant will remain approximately the same as the aggregate conversion or exercise price, as applicable, prior to the reverse stock splits.

The reverse stock splits have not changed the authorized number of shares or the par value of the common stock nor modified any voting rights of the common stock.

No proportionate adjustment was made to the number of shares reserved for issuance pursuant to the Company’s 2022 Equity Incentive Plan as per decision of stockholders that approved an amendment to the Plan in August 2023, increasing the maximum aggregate number of shares of common stock and stock equivalents available for the grant of awards under the 2022 Plan by an additional 52,000,000 shares, which amount is not subject to any decrease or increase in the number shares of common stock resulting from a stock spilt, reverse stock split, recapitalization, combination, reclassification, the payment of a stock dividend on the common stock or any other decrease in the number of such shares of common stock effected without receipt of consideration by the Company.

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

The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits (See Note 10 for reverse stock splits effect on loss per share). All issued and outstanding common stock and per share amounts contained in the financial statements have been adjusted to reflect the reverse stock splits for all periods presented. The common stock and additional paid-in-capital line items of the financial statements were adjusted to account for the reverse stock splits for all periods presented (with $833,431 and $7,048 value of common stock decreased and additional paid-in-capital increased on September 30, 2022, and on October 1, 2021, respectively).

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of the reverse stock splits on the shares of common stock previously reported for the fiscal year ended September 30, 2022 was as follows:

	Pre-RSS	Adjustment to RSS 1:25	Adjustment to RSS 1:9	Adjustment to RSS 1:100	Total post-RSS
Balance, September 30, 2021	7,048,387	(6,766,452)	(250,609)	(31,013)	313
Increase of common stock during fiscal year 2022	826,419,793	(793,363,001)	(29,383,815)	(3,636,247)	36,730
Balance, September 30, 2022	833,468,180	(800,129,453)	(29,634,424)	(3,667,260)	37,043

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

These consolidated financial statements have been prepared on the basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $155.7 million as of September 30, 2023. During the twelve months ended September 30, 2023, the Company used approximately $179.2 million of cash for operating activities. The net working capital on September 30, 2023 was positive and amounted to approximately $58.5 million, or approximately $133.3 million after excluding derivative liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the year ended September 30, 2023, the Company has incurred a net loss of $1,006.7 million and, as of September 30, 2023, our accumulated deficit was $1,862.2 million.

These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt, or entering other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all. Therefore, there can be no assurance that our plans will be successful in alleviating the substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainties.

During the year ended September 30, 2023, the COVID-19 pandemic did not have a material impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of total expenses in the reporting periods. Estimates are used for, but not limited to, cash flow projections and discount rate for calculation of goodwill impairment, fair value and impairment of long-lived assets, including intangible assets, inventory reserves, accrued expenses, fair value of financial instruments, depreciable lives of property and equipment, income taxes, contingencies, valuation of preferred stock and warrants. Additionally, the rates of interest on several debt agreements have been imputed where there was no stated interest rate within the original agreement. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results may differ materially from these estimates.

Risks and Uncertainties

We operate within an industry that is subject to rapid technological change, intense competition, and significant government regulation. It is subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological, required knowledge of industry governmental regulations, and other risks associated with an emerging business. Any one or combination of these or other risks could have a substantial influence on our future operations and prospects for commercial success.

Business Combination

Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. FASB ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense. The Company completed the acquisition of Bollinger Motors Inc. on September 7, 2022 (see Note 4).

Cash and Cash Equivalents

Company management considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2023, and 2022, respectively.

Restricted Cash

Cash obtained from customer deposits is held by the Company and is restricted from use to fund operations. Refundable deposits were $429 thousand and $289 thousand for the years ended September 30, 2023, and 2022, respectively, and are presented as liabilities. On September 7, 2022, the Company deposited $30 million in an escrow account as part of the

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bollinger Motors Inc. acquisition – these funds have been released for the use of Bollinger Motors Inc. during the year ended September 30, 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various advance payments made for goods or services to be received in the future. These prepaid expenses include insurance and other contracted services requiring up-front payments.

Inventory

Cost of inventories is determined using the standard cost method, which approximates actual cost on a first-in first-out basis. This method includes direct materials, direct labor, and a proportionate share of manufacturing overhead costs based on normal capacity. As of September 30, 2023 there have been no significant direct labor or manufacturing overhead costs included in inventory. Regular reviews are performed to identify and account for variances between the standard costs and actual costs. Any variances identified are recognized in the cost of goods sold during the period in which they occur.

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

Property, Plant, and Equipment, net

Property, plant, and equipment is stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Estimated Useful Lives

Description	Life
Buildings	20 to 30 years and shorter of life of asset or lease term
Furniture and equipment	3 to 7 years
Computer and software	1 to 5 years
Machinery, shop and testing equipment	3 to 7 years
Leasehold improvements	Shorter of the estimated useful life or the underlying lease term
Vehicles	5 years

Expenditures for major improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Company management continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, plant, and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

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

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the “more likely than not” threshold for financial statement recognition and measurement. There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. At September 30, 2023 and 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law.

We maintain a full valuation allowance against the value of our deferred tax assets because based on the weight of evidence available at September 30, 2023 and 2022, it is more likely than not that deferred tax assets will not be realized.

Intangible Assets, net

Intangible assets consist of acquired and developed intellectual property. In accordance with ASC 350, “Intangibles—Goodwill and Others,” goodwill and other intangible assets with indefinite lives (including in-process research and development assets acquired in a business combination) are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

Intangible assets with determinate lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortizable intangible assets generally are amortized on a straight-line basis over periods up to 120 months. The costs to periodically renew our intangible assets are expensed as incurred.

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets (both intangible assets and property, plant, and equipment) for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived asset unless another method provides a more reliable estimate. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset is recognized as a new cost basis of the impaired asset. Impairment loss is not reversed even if fair value exceeds carrying amount in subsequent periods.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Contingencies and Commitments

The Company follows ASC 440 & ASC 450 to account for contingencies and commitments respectively. Certain conditions, as a result of past events, may exist as of the balance sheet date, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be reasonably estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Legal costs associated with such loss contingencies are expensed as incurred. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Accrued Expenses

Accrued expenses are expenses that have been incurred but not yet paid and are classified within current liabilities on the consolidated balance sheets.

Revenue Recognition

The Company’s revenue includes revenue from the sale of electric vehicles and is accounted for in accordance with ASC 606, “Revenue from Contracts with Customers”. The Company applies a five-step analysis to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. Payments for electric vehicles sales are generally received at or shortly after delivery. Sales tax is excluded from the measurement of the transaction price. The revenue from the sale of electric vehicles is recognized when control of the vehicle is transferred to the customer. In general, the control is transferred at the point of delivery to the customer, signifying the fulfillment of our primary performance obligation under ASC 606. Certain contracts with our dealers contain a return provision, stating that they may return unsold vehicles after 1 year. Since the Company does not have sufficient relevant statistics of returns yet, we defer revenue recognition until the vehicles have

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been sold by such dealer or until there is sufficient evidence to justify a reasonable estimate for the amount of consideration to which the Company expects to be entitled. For any amounts received (or receivable) for which the Company does not recognize revenue when it transfers products to customers, a refund liability is recognized (amounted to $652,200 as at September 30, 2023, none at September 30, 2022). Relevant vehicles transferred to the dealer are presented as “Finished goods delivered to dealer for distribution” in the consolidated balance sheets at initial cost, less any expected costs to recover those products (including potential decreases in the value to the entity of returned products). At the end of each reporting period, the Company updates the measurement of these assets and refund liabilities.

Cost of Goods Sold

The Company’s cost of goods sold includes mainly production costs of vehicles sold in the relevant period as well as a provision for expected warranty expenses.

General and Administrative Expenses

General and administrative (“G&A”) expenses include expenses such as salaries and employee benefits, professional fees, rent, repairs and maintenance, utilities and office expense, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, and licenses. Advertising costs are expensed as incurred and are included in G&A expenses, other than trade show expenses which are deferred until occurrence of the future event, we expense advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising costs for the years ended September 30, 2023 and 2022 were $8,443,311 and $4,407,764, respectively.

Research and Development Costs

Per ASC 730, "Research and Development," the Company recognizes all research and developments costs in the statement of operations as they occur. These include expenses related to the design, development, testing, and improvement of our electric vehicles and corresponding technologies. Assets with alternative future uses are capitalized and depreciated over their useful lives, with the depreciation expense reported under research and development costs.

Share-Based Compensation

The share-based awards issued by the Company are accounted for in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation,” which requires fair value measurement on the grant date and recognition of compensation expense for all shares of common stock of the Company issued to employees, non-employees and directors. Generally, the fair value of awards is estimated based on the market price of the shares of common stock of the Company the day immediately preceding the grant date. The fair value of non-marketable share-based awards (granted to employees before the Company became public) has been estimated based on an independent valuation. The Company recognizes forfeitures of award in the periods they occur.

The overwhelming part of share-based awards to employees per employment contracts, and a certain part of contracts with non-employees (consultants) are classified as equity with costs and additional paid-in capital recognized ratably over the service period. A significant part of the Company’s share-based awards to consultants is liability-classified: mainly if the number of shares consultant is entitled to depends on a certain monetary value fixed in the contract. An accrued part of liability in this case is revaluated each period based on market price of the shares of common stock of the Company, until sufficient number of shares is issued.

The Company has also adopted incentive plans that entitle the Chief Executive Officer to share-based awards generally calculated as 1-3% of then outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones) that are supposed to significantly increase value of the Company. This share-based

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation is accrued over the service term when it is probable that the milestone will be achieved. The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 month after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, current market price of the common stock and on the number of shares of common stock outstanding – until the shares have been issued, or until fulfilling the milestone requirements becomes unlikely.

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

Concentrations of Credit Risk

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations. However, we have not experienced any losses in such accounts and management believes we are not exposed to any significant credit risk on these accounts. The amounts in excess of insured limits as of September 30, 2023 and 2022 are $154.9 million and $53.3 million, respectively.

Accounting Pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements.

The following are accounting pronouncements that have been issued but are not yet effective for the Company’s consolidated financial statements:

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds the CECL impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is still evaluating but does not expect the application of this pronouncement to have a significant impact on its allowance for uncollectible amounts for accounts receivable.

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. For smaller reporting companies ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect its application to have a material impact on the Company’s consolidated financial statements.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), which addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2021-04 in 2022 had no effect on the Company’s financial position, results of operations and cash flows.

In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company expects to enhance annual segment reporting disclosures based on new requirements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – ACQUISITION OF SUBSIDIARIES AND CERTAIN ASSETS

Acquisition of Bollinger Motors, Inc.

On September 7, 2022, the Company acquired, through a series of purchase agreements, 544,347 shares of common stock of Bollinger Motors, Inc. (“Bollinger Motors”), representing approximately 60% of the outstanding shares. This acquisition has provided the Company with opportunities to produce medium duty truck classes 4-6, along with the B1 Sport Utility and B2 Pick Up Trucks.

The following table summarizes the purchase price consideration to acquire Bollinger Motors:

Cash consideration paid at closing	$75,000,000
Cash consideration deferred	32,000,000
Stock consideration (2,827 shares of common stock of Mullen)	41,577,647
Fair value of total consideration transferred	$148,577,647

Total consideration of $148.6 million paid to Bollinger Motors Inc. and Bollinger Motors Inc. shareholders included:

●	Cash consideration due was approximately $107 million, of which $75 million was paid at closing and $32 million was deposited into an escrow account on November 29, 2022.
●	Stock consideration due to shareholders of Bollinger Motors was 2,827 shares of the Company’s common stock (giving effect to reverse stock splits, see Note 1) with a fair value of approximately $41.6 million.

The Company has determined that the acquisition of Bollinger Motors constitutes a business acquisition as defined by ACS 805, Business Combinations. Accordingly, the assets acquired, and the liabilities assumed in the transaction were recorded at their acquisition date estimated fair value, while the transaction costs associated with the acquisition were expensed as incurred pursuant to the purchased method of accounting in accordance with ASC 805. The Company’s purchase price allocation was based on an evaluation of the appropriate fair values by independent appraiser. Fair values were determined based on the requirements of ASC 820, Fair Measurements and Disclosure.

As a result of the acquisition, Mullen acquired controlling interest of Bollinger Motors. Acquired intellectual property, patents and non-compete agreements have finite lives and will be amortized using the straight-line method of the respective lives of each asset, acquired in-process research and development assets have indefinite lives and will be tested for

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment at least annually (see Note 6 Intangible assets). The following tables summarize the allocation of fair value of assets acquired and liabilities assumed.

Purchase consideration
Cash consideration	$107,000,000
Stock consideration	41,577,647
Total consideration transferred for 60% of Bollinger Motors	148,577,647
Noncontrolling interest (40%)	99,051,765
Fair value of the entity	$247,629,412

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and restricted cash	$77,238,086
In-process research and development assets	58,304,612
Patents	32,391,186
Other current assets	867,112
Trademarks	1,075,048
Property, plant, and equipment	1,009,662
Non-compete agreements	745,947
Other non-current assets	246,896
Deferred tax liability	(14,882,782)
Accounts payable	(638,752)
Refundable deposits	(213,679)
Other current liabilities	(993,628)
Total identifiable net assets	$155,149,708

Noncontrolling interest	(99,051,765)
Goodwill	92,479,704
$148,577,647

Valuation Methodology

The fair value of in-process research and development assets was determined using the Multiperiod Excess Earnings Method. This method was applied to the core intellectual property of Bollinger Motors consisting of the designs and processes. Under this method, the Company determines free cash flows for a group of assets, and then adjusts it for a contributory charge for the use of other identifiable tangible and intangible assets. The present value of the resulting excess cash flows is adjusted for any tax benefits and the resulting amount represents the fair value of the intangible asset.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of application of the above methods, the annual discount rate used to determine the present value of future cash flows varied between 40% and 42%.

Assumptions used in forecasting cash flows and determining the fair value for each of the identified intangible asset included consideration of the following:

-	Historical performance of the assets, sales and profitability
-	Estimation of the economic life of the assets
-	Risk profile of individual assets
-	Business prospects and industry expectations
-	Tax amortization benefits on intangible assets
-	Acquisition of new customers.

Supplemental pro forma information

The following supplemental pro forma information summarizes the Company’s results of operations for the fiscal year ended September 30, 2022, as if the Company completed the acquisition as of the beginning of the annual reporting period beginning October 1, 2021.

	Year ended September 30,
	2022	2021
Total Revenues	—	—
Net loss	(753,916,185)	(57,647,534)

Mullen Advanced Energy Operations LLC

On April 17, 2023, the Company entered into a binding Letter of Agreement with Lawrence Hardge, Global EV Technology, Inc., and EV Technology, LLC (collectively, “EVT”) to partner on a device known as a Battery Life Enhancing Technology. The parties formed a new corporation called Mullen Advanced Energy Operations (“MAEO”) to develop, manufacture, market, sell, lease, distribute, and service all products resulting from the technology. The Company holds a 51% equity interest in MAEO, and EVT holds a 49% equity interest. EVT was supposed to license the technology and intellectual property rights to MAEO and assign all rights to governmental and other contracts relating to the technology. The Company paid Mr. Hardge an upfront payment of $50,000 and an additional $5.0 million payment was due upon execution of definitive agreements and completion of IP assignment. On July 10, 2023, the Company issued a notice terminating the Agreement dated April 17, 2023. The termination notice, which was sent after numerous attempts by the Company to obtain adherence by EVT to the terms of the Agreement, references several breaches by EVT including (1) failing to execute documents evidencing an irrevocable, royalty free, worldwide exclusive license to the Technology and IP, in perpetuity, to MAEO, (2) refusing to conduct any tests of the Technology at a Mullen approved facility after the LOA, (3) repeatedly refusing to honor the terms of the Mutual Non-Disclosure Agreement signed April 14, 2023, and (4) failing to disclose all claims or threatened legal actions by any third parties related to the Technology. MAEO has not had significant transactions since formation.

Acquisition of ELMS assets

On October 13, 2022, the United States Bankruptcy Court for the District of Delaware issued an order approving the sale for approximately $105 million to Mullen of certain assets and assumption and assignment of contracts and related liabilities of Electric Last Mile, Inc. and Electric Last Mile Solutions, Inc. (collectively, “ELMS”) pursuant to the terms and conditions of the Asset Purchase Agreement dated September 16, 2022.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table details the allocation of purchase price by asset category for the ELMS asset purchase:

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

NOTE 5 – INVENTORY

The Company's inventories are stated at the lower of cost or net realizable value and consist of the following:

September 30, 2023
Inventory
Work in process	3,136,590
Raw materials	13,733,385
Finished goods delivered to dealer for distribution	937,322
Less: write-down to net realizable value	(1,000,284)
Total Inventory	$16,807,013

The cost of inventories is determined using a standard cost method, which approximates the first-in, first-out (FIFO) method. This includes direct materials, direct labor, and relevant manufacturing overhead costs. Variances between standard and actual costs are recognized in the cost of goods sold during the period in which they occur.

The Company regularly reviews its inventories for excess and obsolete items by assessing their net realizable value (NRV). The NRV is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. During the year ended September 30, 2023, a charge of $1 million was recorded to write the inventories down to NRV.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended September 30, 2023, approximately $1 million of the Company's inventories was consumed for R&D activities, which was recognized as part of research and development expense in the consolidated statement of operations.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The goodwill in gross amount of $92,834,832 and net carrying amount of $28,846,832 as at September 30, 2023 (and $92,834,832 gross and net carrying amount as at September 30, 2022) pertains to the Bollinger Motors acquisition on September 7, 2022 (see Note 4 for more details).

Goodwill is not amortized and is tested for impairment annually, or more frequently if there are indicators of impairment. Every reporting period the Company assesses qualitative factors (such as macroeconomic conditions, industry and market considerations, financial performance of the Company, entity-specific events etc.) to determine whether it is necessary to perform the quantitative goodwill impairment test. Upon the quantitative goodwill impairment test, impairment may arise to the extent carrying amount of a reporting unit that includes goodwill (i.e. Bollinger production unit, see Note 21 – Segment information) exceeds its fair value.

As a result of the impairment test performed on September 1, 2023 by management with the assistance of independent third-party valuation professionals, the Company has recognized impairment loss in amount of $63,988,000. We used a combination of the market and income approach to determine fair value. Full amount of the loss has been recognized in the consolidated statement of operations, and the part of the loss that relates to noncontrolling interest in the subsidiary ($25,595,200) has decreased noncontrolling interest in equity section of the consolidated balance sheets. The goodwill impairment was caused mainly by unfavorable capital market conditions, i.e., prolonged decrease in the Company’s market capitalization, including a significant decline in stock price and a budgeted performance misses compared to the budgets prepared on acquisition date.

The quantitative goodwill impairment tests were based on determining the fair value of the Bollinger Motors reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. If the carrying value of a reporting unit exceeds its fair value, the Company will measure any goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, discount rate, and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will likely differ in some respects from actual future results.

Other intangible assets

Intangible assets are stated at cost, net of accumulated amortization. Patents and other identifiable intellectual property purchased as part of the Bollinger Motors acquisition in September 2022 have been initially recognized at fair value.

Intangible assets with indefinite useful lives are not amortized but instead tested for impairment. Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method. The weighted average useful life of intangible assets is 8.97 years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the intangible assets.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Due to unfavorable market conditions and decline of the market prices of the Company’s common stock, we have tested long-lived assets for recoverability. Based on the test performed on September 1, 2023 by independent professional appraisers, the assets of the Bollinger's segment (see Note 21 - Segment information), including indefinite-lived in-process research and development assets, acquired in September 2022, were not impaired, except for impairment of goodwill (see above). Fair value of indefinite-lived in-process research and development (classified in Level 3 of the fair value hierarchy) was estimated based on multi-period excess earnings method, a valuation technique that estimates the value of an intangible asset by quantifying the amount of residual or “excess” earnings generated by the subject asset, and discounting them to a present value equivalent. Significant judgments inherent in this analysis include assumptions about appropriate sales growth rates, profitability levels, discount rates and the amount of expected future cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the in-process research and development assets.

An impairment loss in amount of $5,873,000 has been recognized in respect of the intangible assets of the ELMS/Legacy Mullen segment (primarily engineering designs and website design and development). Their accumulated depreciation in amount of $4,318,850 has been derecognized in correspondence with initial cost to present the new cost basis of these assets in accordance with ASC 350-30. Fair value of the engineering designs (classified in Level 3 of the fair value hierarchy) was estimated based on cost approach, which involves evaluation of the costs required to replace or recreate the subject intangible assets. Significant judgments inherent in this analysis include the accuracy of the historical cost data, obsolescence factor, probability of success related to the commercialization of the reporting segment that utilizes the engineering designs.

	September 30, 2023			September 30, 2022
			Net			Net
	Cost	Accumulated	Carrying	Cost	Accumulated	Carrying
	Basis	Amortization	Amount	Basis	Amortization	Amount
Finite-Lived Intangible Assets
Website design and development	$—	$—	$—	$2,660,391	$(1,108,496)	$1,551,895
Patents	31,708,460	(3,445,694)	28,262,766	32,391,186	(204,109)	32,187,077
Engineering designs	16,200,332	(184,274)	16,016,058	—	—	—
Other	745,947	(158,590)	587,357	2,259,575	(454,756)	1,804,819
Trademarks	1,180,138	(115,682)	1,064,456	466,014	—	466,014
Total finite-lived intangible assets	49,834,877	(3,904,240)	45,930,637	37,777,166	(1,767,361)	36,009,805
Indefinite-Lived Intangible Assets
In-process research and development assets	$58,304,612	$—	$58,304,612	$57,937,213	$—	$57,937,213
Total indefinite-lived intangible assets	58,304,612	—	58,304,612	57,937,213	—	57,937,213
Total Intangible Assets	$108,139,489	$(3,904,240)	$104,235,249	$95,714,379	$(1,767,361)	$93,947,018

Total future amortization expense for finite-lived intangible assets is as follows:

Years Ended September 30, 2023	Future Amortization
2024	$5,250,711
2025	5,250,711
2026	5,250,711
2027	5,241,310
2028	5,101,522
Thereafter	19,835,672
Total Future Amortization	$45,930,637

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended September 30, 2023 and 2022, amortization of the intangible assets was $6,526,911 and $1,476,457 respectively.

NOTE 7 – DEBT

Short and Long-Term Debt

Short-term debt is defined as debt with principal maturities of one year or less, long-term debt has maturities greater than one year.

The following is a summary of our indebtedness at September 30, 2023:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,398,881	$2,398,881	$—	0.00 - 10.00%	2019 - 2021
Real Estate note	5,000,000	5,000,000	—	8.99%	2023-2024
Loan advances	332,800	332,800	—	0.00 - 10.00%	2016 - 2018
Less: debt discount	(270,189)	(270,189)	—	NA	NA
Total Debt	$7,461,492	$7,461,492	$—

The following is a summary of our indebtedness at September 30, 2022:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$3,051,085	$3,051,085	$—	0.00 - 10.00%	2019 - 2021
Promissory notes	1,096,787	—	1,096,787	28.00%	2024
Real Estate note	5,247,612	247,612	5,000,000	5.0 - 8.99%	2023 - 2024
Loan advances	557,800	557,800	—	0.00 - 10.00%	2016 – 2018
Less: debt discount	(932,235)	—	(932,235)	NA	NA
Total Debt	$9,021,049	$3,856,497	$5,164,552

Scheduled Debt Maturities

The following are scheduled debt maturities as at September 30, 2023:

	Years Ended September 30,
	2023	2024	2025	2026	2027	Total
Total Debt	$2,717,804	$4,743,688	$—	$—	$—	$7,461,492

Notes and Advances

In November 2022, we issued convertible instruments with detachable warrants, resulting in the recognition of a debt discount, which is amortized to interest expense over the term of the relevant instrument. Debt discount on convertible notes with detachable warrants in the amount of $150,000,000 (see below) was presented in the statement of operations as "Other financing costs - initial recognition of derivative liabilities" and in the cash flow statement – in the line item “Initial recognition of derivative liabilities”.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company issued shares of common stock to certain creditors for the conversion of convertible notes, satisfaction of debt payments, and in settlement of indebtedness. For the year ended September 30, 2023, the carrying amount of indebtedness that was settled via issuance of shares of our common stock was $167,070,343 (this relates mainly to convertible notes issued in lieu of preferred stock and relevant interest, see below).

NuBridge Commercial Lending LLC Promissory Note

On March 7, 2022, the Company’s wholly owned subsidiary, Mullen Investment Properties, LLC, entered into a Promissory Note (the “Promissory Note”) with NuBridge Commercial Lending LLC for a principal amount of $5 million. The Promissory Note bears interest at a fixed rate of 8.99% per annum and the principal amount is due March 1, 2024. Collateral for the loan includes the title to the Company’s property at 1 Greentech Drive, Tunica, MS. Under the Promissory Note, prepaid interest and issuance costs of $1,157,209 were withheld from the principal and recorded as debt discount, which is being amortized over the term of the Promissory note. As of September 30, 2023, the remaining unamortized debt discount was $270,188.

Drawbridge and Amended A&R Note with Esousa

On October 14, 2022, the Company entered into an Amended and Restated Secured Convertible Note and Security Agreement (the “A&R Note”) with Esousa Holdings LLC (“Esousa”), including principal of $1,032,217 (net of debt discount of $64,570) and accrued interest of $316,127 along with the liability to issue 467 shares of common stock (having a then carrying value of $10,710,000) and an obligation to compensate for the losses from market value decline of shares were exchanged for a new convertible note payable with a face value of $12,945,914 and 1,022 shares of common stock (having a fair value of $5,524,600), resulting in a loss on extinguishment of $6,452,170. On November 1, 2022, the A&R Note payable to Esousa, inclusive of any accrued interest, was converted into 2,758 shares of common stock.

Convertible Notes

On November 14, 2022, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the June 7, 2022, Securities Purchase Agreement (as amended, the “Series D SPA”). The investors paid $150 million and, in lieu of receiving shares of Series D Preferred Stock and warrants, the investors received notes convertible into shares of the Company’s common stock (“Notes”) and warrants.

Amendment No. 3 further provided that the remaining $90 million of the commitment amount will be paid in the first half of 2023 in two tranches. The purchase price per share of Series D Preferred Stock would be the lower of (i) $1.27 ($28,575 after reverse stock splits, see Note 1), the closing price of the Company’s stock on the date the Securities Purchase Agreement was executed, or (ii) the closing price of the common stock on the trading day immediately preceding the respective purchase date, subject to a floor price of $0.10 per share. For no additional consideration, for every share of Series D Preferred Stock purchased, investors received warrants to purchase shares of common stock equal to 185% of the number of shares of Series D Preferred Stock purchased by the investors at an exercise price equal to the purchase price for shares of Series D Preferred Stock (the warrants also permit cashless exercise). The Company exercised its right and received these investments in April and June 2023, see Note 8 Warrants and Other Derivative Liabilities and Fair Value Measurements.

On November 15, 2022, the Company issued the unsecured convertible Notes aggregating $150,000,000 in lieu of Series D Preferred Stock. The Notes bear interest at 15% and were convertible into shares of common stock either: (A) at the option of the noteholder at the lower of: (i) $0.303 (to be adjusted to stock splits); or (ii) the closing price of our common stock on January 3, 2023; or (B) mandatorily on November 21, 2022 at the lower of: (i) $0.303 ($6,818 after reverse stock splits, see Note 1); or (ii) the closing price of our common stock on November 18, 2022, provided adequate unissued

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

authorized shares were available. For each share issued upon conversion, the holders were entitled to 1.85 times as many five-year warrants with an exercise price equal to the conversion price for the Notes.

As a result, and since the Company had an insufficient number of authorized shares available to settle potential future warrant exercises, the Company recognized a derivative liability of $244,510,164 for the warrants with a corresponding increase in debt discount of $150,000,000 and interest expense of $94,510,164 (presented combined in the Statement of Operations as "Other financing costs - initial recognition of derivative liabilities"). The debt discount was amortized over the term of the Note through the date the convertible notes were mandatorily convertible. Accordingly, the entire amount was expensed in the first quarter of the year ended September 30, 2022. On November 21, 2022, principal of $59,402,877 was mandatorily converted into 9,815 shares of common stock.

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

During February 2023, the remaining balance of the Notes (with the principal of $90,362,418) and accrued interest (in amount of $3,456,941) were converted by the holders into 13,762 shares of common stock. See Note 8 Warrants and Other Derivative Liabilities and Fair Value Measurements with regards to warrants issued upon conversion of these Notes.

As of September 30, 2023 and 2022, accrued interest on outstanding notes payable was $1,548,723 and $1,374,925, respectively.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments at Carrying Value That Approximated Fair Value

Certain financial instruments that are not carried at fair value on the consolidated balance sheets are carried at amounts that approximate fair value, due to their short-term nature and credit risk. These instruments include cash and cash equivalents, accounts payable, and debt. Accounts payable are short-term in nature and generally are due upon receipt or within 30 to 90 days.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are only required to be measured at fair value when acquired as a part of business combination or when an impairment loss is recognized. See Note 4 – Acquisition of subsidiaries, Note 14 - Property, Plant, and Equipment and Note 6 – Intangible assets for further information. All these valuations are based on Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of these assets or liabilities.

Financial Liabilities Measured at Fair Value on a Recurring Basis

During the year ended September 30, 2023, the Company had the following financial liabilities measured at fair value on a recurring basis:

Preferred C Warrants

The warrants, which were exercisable for common stock, issued in connection with the sale of Series C Preferred Stock (the “Preferred C Warrants”) in accordance with the November 2021 Merger Agreement and further amendments had an exercise price per share of $8.834 (after the reverse stock splits - $198,765) and a cashless exercise option based on certain formula established by relevant contracts.

These warrant liabilities were recognized as liabilities due to requirements of ASC 480 because the variable number of shares to be issued upon cashless exercise (which was deemed to be the predominant exercise option) is based predominantly on a fixed monetary value.

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

On February 10, 2022, the terms of the Preferred C Warrants were amended, resulting in a change to the calculated derived dollar amount. The effect of these changes in the amount of $32,735,345 has been accounted for as deemed dividends on preferred stock and decreased additional paid-in capital of the Company.

During the year ended September 30, 2022, 1,864 (giving effect to the reverse stock splits, see Note 1) Preferred C Warrants were exercised on a cashless basis resulting in the issuance of 23,698 shares of common stock, with a total fair market value of $554,371,539 at the date of exercise.

During the quarter ended December 31, 2022, 132 Preferred C Warrants that remained outstanding as at September 30, 2022 were fully exercised.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred D Warrants

In accordance with Series D SPA for every share of Series D Preferred Stock purchased, the investors received 185% (for the final $100 million voluntary investment right expiring June 30, 2023 - 110%) warrants (the “Preferred D Warrants”) exercisable for shares of common stock at an exercise price equal to the lower of (i) $1.27 (after the reverse stock splits - $28,575) or (ii) the market price of common stock on the trading day immediately preceding the purchase notice date. The Preferred D Warrants are exercisable during a five-year period commencing upon issuance. The contracts for the Preferred D Warrants contain cashless exercise provisions similar to Preferred C Warrants described above. Therefore, management applied similar accounting treatment to recognition, measurement, and presentation of the warrant liabilities.

In September 2022, the Company received initial investment in amount of $35 million (exercise price was $0.4379, or $9,853 after reverse stock splits) and issued to investors 79,926,925 shares of Series D preferred stock, and 263 Preferred D Warrants (hereinafter warrants and shares of common stock are presented giving effect to the reverse stock splits, see Note 1).

By September 30, 2022, no Preferred D Warrants were exercised and all Preferred D Warrants remained outstanding with the fair value on September 30, 2022 in the amount of $55,398,551.

During the quarter ended December 31, 2022, all initial Preferred D Warrants were exercised on a cashless basis for 10,182 shares of common stock.

In November 2022, the Company received $150,000,000 and issued, in lieu of Series D Preferred Stock, notes convertible into shares of common stock and Preferred D Warrants. As a result of the conversion of the convertible debt into shares of common stock in November 2022 and February 2023, 43,616 Preferred D Warrants were issued. By June 30, 2023, all these Preferred D Warrants were exercised on a cashless basis for 93,664 shares of common stock.

During April 2023, we exercised our investment rights under the Series D SPA and requested additional $45 million (exercise price was $0.1 or $2,250 after reverse stock splits) issuing to investors: 273,363,635 Series D Preferred Stock, 7,851 shares of common stock (in lieu of Series D Preferred Stock), and 37,000 Preferred D Warrants (post reverse stock split). The warrant liability recognized initially amounted to $73,260,454. By June 30, 2023 all these Preferred D Warrants were exercised on a cashless basis for 147,672 shares of common stock (post reverse stock split).

In June 2023, we exercised the second half of our investment right for $45 million (exercise price was $0.432 or $388.8 after reverse stock splits) and, in lieu of Series D Preferred Stock, investors received: 60,778 shares of common stock and 54,962 prefunded warrants exercisable for one share of common stock each, as well as 214,120 Preferred D Warrants.

In June 2023, one of the investors exercised their investment rights and invested $7 million (exercise price was $0.52 or $468 after reverse stock splits). The Company issued, in lieu of Series D Preferred Stock, 14,957 shares of common stock and 27,671 Preferred D Warrants.

Final voluntary investment rights under the Series D SPA have been exercised by the pool of investors in June 2023 and the Company received $100 million (exercise price was $0.1601, or $144.09 after reverse stock splits, for majority of investors, and $0.1696, or $152.64 after reverse stock splits, for one the investors), issuing to investors, in lieu of Series D Preferred Stock: 183,731 shares of common stock and 508,159 prefunded warrants exercisable for one share of common stock each, as well as 761,079 Preferred D Warrants.

The warrant liability recognized in June 2023 upon initial accounting of these investments amounted to $254,962,776.

By September 30, 2023, a part of these prefunded warrants and Preferred D Warrants was exercised on a cashless basis for 2,194,413 shares of common stock (post reverse stock splits). As of September 30, 2023, none of prefunded warrants

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and 382,436 Preferred D Warrants (recognized as liability in the consolidated balance sheets) exercisable into 1,438,009 shares of common stock with fair value of $64,739,175 remained outstanding and their exercise (on a cash or cashless basis) is available to investors for a period of approximately 5 years.

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

Other derivative liabilities

Other derivative liabilities recognized and remeasured subsequently at fair value include: embedded derivatives issued with convertible notes (primarily, conversion option), and preferred stock that failed equity presentation when the Company had insufficient number of authorized shares available to settle all potential future conversion transactions, automatic increase in interest rate upon an event of default, and optional conversion feature that were not clearly and closely related to the economic characteristics and risks of a debt host. These derivative liabilities were initially recognized on November 15, 2022, when the Company entered into Amendment No. 3 to the Series D SPA (see Note 7) having an insufficient number of authorized shares of common stock available for issuance upon conversion of preferred stock and convertible notes payable and the exercise of outstanding warrants. They were carried at fair value and have been reclassified to equity respectively upon final conversion of the Notes in February 2023, and upon authorization of increase of common stock available for issuance by stockholders of the Company in January 2023.

Qiantu Warrants

On March 14, 2023, the Company entered into an Intellectual Property and Distribution Agreement (the “IP Agreement”) with Qiantu Motor (Suzhou) Ltd., and two of Qiantu Suzhou’s affiliates (herein “Qiantu”). Pursuant to the IP Agreement, Qiantu granted the Company the exclusive license to use certain of Qiantu’s trademarks and the exclusive right to assemble, manufacture, and sell the homologated vehicles based on the Qiantu K-50 model throughout North America and South America for a period of five years (see Note 19 for more details). These rights will be obtained and the commitment will only be effective upon the Company’s assessment of feasibility and profitability of the project.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a part of consideration for the Company’s entry into the IP Agreement, the Company issued to Qiantu USA warrants to purchase up to 3,334 (giving effect to the reverse stock splits, see Note 1) shares of the Company’s common stock (the “Qiantu Warrants”).

The Qiantu warrants, per contract, are exercisable at Qiantu USA’s discretion at any time from September 30, 2023 up to and including September 30, 2024 at 110% of the market price of the Company’s common stock at the close of trading on the earlier of (a) when the Company completes its obligations to its Series D Preferred Stock investors; or (b) June 15, 2023, so their exercise price is $234 (giving effect to the reverse stock splits). The Qiantu Warrants have anti-dilution provisions similar to those described above, but they provide for exemption for Series D Preferred Stock transactions rights and obligations that existed on the date the Qiantu Warrants were issued.

As it was expected that the Company may not have a sufficient number of authorized shares of common stock available for issuance during the term of the contract (up to September 2024), and the shares to be issued upon possible exercise of warrants have not been registered, the Qiantu Warrants were recognized at fair value on inception ($6,814,000) and on each subsequent period end. Due to decline in market price of shares the fair value of Qiantu Warrants on September 30, 2023 decreased to $124,133. The difference has been recognized within gains (losses) on derivative liabilities revaluation in the consolidated statements of operations.

Upon issuance and upon revaluation of the instruments, the Company estimated the fair value of these derivatives using the Black-Scholes Pricing Model and binomial option valuation techniques based on the following assumptions: (1) dividend yield of 0%, (2) expected annualized volatility of 198-222%, and (3) risk-free interest rate of 4.3% to 4.7%. These liabilities are classified as having significant unobservable inputs (level 3) in the table below.

Breakdown of items recorded at fair value on a recurring basis in consolidated balance sheets by levels of observable and unobservable inputs as of September 30, 2023 and on September 30, 2022 is presented below:

	September 30,	Quoted Prices	Significant	Significant
	2023	in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	(Level 3)
		(Level 1)	(Level 2)
Derivative liability	$64,863,309	$-	$64,739,175	$124,134

	September 30,	Quoted Prices	Significant	Significant
	2022	in Active	Other	Unobservable
		Markets for	Observable	Inputs
		Identical Assets	Inputs	(Level 3)
		(Level 1)	(Level 2)
Derivative liability	$84,799,179	$-	$84,799,179	$-

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of all changes in warrants and other derivative liabilities is presented below:

Balance, September 30, 2022	$84,799,179
Derivative liabilities recognized upon issuance of convertible instruments	501,073,872
Derivative liability recognized upon authorized shares shortfall	11,978,166
Loss / (gain) on derivative liability revaluation	116,256,211
Reclassification of derivative liabilities to equity	(47,818,882)
Financing loss upon over-issuance of shares from warrants	8,934,892
Receivables upon over-issuance of shares from warrants	17,721,868
Conversions of warrants into shares of common stock	(628,081,997)
Balance, September 30, 2023	$64,863,309

Balance, September 30, 2021	$—
Derivative liabilities recognized upon issuance of convertible instruments	484,421,258
Loss / (gain) on derivative liability revaluation	122,803,715
Conversions of warrants into shares of common stock	(555,161,139)
Change in agreement with warrant holders (recognized as deemed dividends)	32,735,345
Balance, September 30, 2022	$84,799,179

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

At a special meeting on January 25, 2023, stockholders approved the proposal to increase the Company’s authorized common stock capital from 1.75 billion to 5 billion shares. At September 30, 2023, the Company had 5,000,000,000 shares of common stock authorized with $0.001 par value per share.

As described in detail in the Note 1 above, during the year ended September 30, 2023, the Company has effectuated a series of reverse stock splits. All stock splits resulted in reduction of shares of common stock issued and outstanding and did not affect authorized common stock or preferred stock. The Company had 2,871,707 and 37,043 shares of common stock (post reverse stock splits) issued and outstanding on September 30, 2023 and September 30, 2022, respectively.

On July 6, 2023, the Board of the Company authorized a stock buyback program, pursuant to which the Company could, until December 31, 2023, purchase up to $25 million in shares of its outstanding common stock. The shares may be repurchased, from time to time, in the open market or in privately negotiated transactions depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The authorization of the stock buyback program did not obligate the Company to purchase any shares and may be terminated or amended by the Board at any time prior to its expiration date. Up to September 30, 2023, the Company has purchased through a broker from unrelated parties, on an open market, 57,000 shares of common stock at prices ($99.7 and $98.5 giving effect to 1:100 reverse stock split effectuated in December 2023) that approximated closing market price on the relevant dates. The shares of common stock purchased according to this stock buyback program have been immediately retired.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When the Company receives a warrant exercise notice or preferred stock conversion notice close to the balance sheet date, and issues relevant order to a transfer agent which is effectively exercised only after the balance sheet date, relevant shares of common stock are presented in the balance sheet as common stock owed but not issued.

Change in Control Agreements

On August 11, 2023, the Board of Directors approved, and the Company entered, Change in Control Agreements with each non-employee director and Chief Executive Officer. Pursuant to the Change in Control Agreements with each non-employee director, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and such non-employee director will receive $5 million. Pursuant to the Agreement with CEO, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and CEO will receive an aggregate percentage of the transaction proceeds as follows: 10% of the transaction proceeds that are up to and including $1 billion; plus an additional 5% of transaction proceeds that are more than $1 billion and up to $1.5 billion; and an additional 5% of transaction proceeds that are more than $1.5 billion. A change in control, as defined in the agreements occurs upon (i) any person becoming the beneficial owner of 50% or more of the total voting power of the Company’s then outstanding voting securities, (ii) a change in the composition of the Board, as a result of which fewer than a majority of the directors are Incumbent Directors (as defined in the Change in Control Agreements), or (iii) the consummation of a merger or consolidation of the Company (except when the total voting power of the Company continues to represent at least 50% of the surviving entity), any liquidation, or the sale or disposition by the Company of all or substantially all of its assets.

Preferred Stock

Under the terms of our Certificate of Incorporation, the Board may determine the rights, preferences, and terms of our authorized but unissued shares of Preferred Stock. On September 30, 2023, the Company had 500,000,000 shares of Preferred Stock authorized with $0.001 par value per share. The reverse stock splits (see Note 1 above) did not affect the number of shares of Preferred Stock authorized and outstanding, but the conversion ratios were proportionately adjusted to decrease the number of shares of common stock to be issued as a result.

The Company has designated Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, with transactions over the last two years presented below:

	Preferred Stock								Preferred Stock
	Series A		Series B		Series C		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 1, 2022	100,363	100	5,567,319	5,568	—	—	—	—	5,667,682	5,668
Issuance of common stock for conversion of preferred stock	(98,439)	(98)	(5,567,319)	(5,568)	(13,766,058)	(13,766)	(75,567,273)	(75,568)	(94,999,089)	(95,000)
Preferred shares issued for cash	—	—	—	—	12,212,450	12,212	79,926,925	79,927	92,139,375	92,139
Preferred shares issued in exchange for conversion of debt	—	—	—	—	2,829,029	2,829	—	—	2,829,029	2,829
Preferred shares issued to settle liability to issue	—	—	—	—	84,900	85	—	—	84,900	85
Balance, September 30, 2022	1,924	2	—	—	1,360,321	1,360	4,359,652	4,359	5,721,897	5,721

Issuance of preferred stock, common stock and	—	—	—	—	—	—	273,363,635	273,364	273,363,635	273,364

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

prefunded warrants in lieu of preferred stock
Issuance of common stock for conversion of preferred stock and dividends	(1,276)	(1)	—	—	(148,564)	(148)	(277,360,190)	(277,360)	(277,510,030)	(277,509)
Balance, September 30, 2023	648	1	—	—	1,211,757	1,212	363,097	363	1,575,502	1,576

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

Year 3: Redemption at 115% of the Redemption Price

Year 4: Redemption at 110% of the Redemption Price

Year 5: Redemption at 105% of the Redemption Price

Year 6 and thereafter: Redemption at 100% of the Redemption Price

The Series C and Series D Preferred Stock are also redeemable by the Company at any time for a price per share equal to the Issue Price ($8.84 for Series C Preferred Stock and $0.4379 for remaining Series D Preferred Stock), plus all unpaid accrued and accumulated dividends on such share (whether or not declared), provided: (A) the Preferred Stock has been issued and outstanding for a period of at least one year, (B) the issuance of the shares of common stock underlying the Preferred Stock has been registered pursuant to the Securities Act and such registration remains effective, and (C) the trading price for the common stock is less than the Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market.

Dividends

The holders of Series A and Series B Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Series A Preferred Stock and Series B Preferred Stock participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during years ended September 30, 2023, and 2022.

The Series C Preferred Stock originally provided for a cumulative 15.0% per annum fixed dividend on the Series C Original Issue Price plus unpaid accrued and accumulated dividends. On January 13, 2023, the Company and holders of Series C Preferred Stock entered into a waiver agreement pursuant to which such holders irrevocably waived their right to receive any and all cumulative 15.0% per annum fixed dividends on such Preferred Stock, including all unpaid accrued and accumulated dividends. As a result, an adjustment to the additional paid-in capital of the Company has been recognized during the year ended September 30, 2023.

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the common stock. The amount of Series D Preferred Stock dividends accumulated as at September 30, 2023 was approximately $0.4 million.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidation, Dissolution, and Winding Up

In the event of any Liquidation Event, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series D Original Issue Price ($0.4379 per share in respect of the outstanding Series D Preferred Stock) plus declared but unpaid dividends (none declared but unpaid dividends on September 30, 2023 and 2022).

In the event of any Liquidation Event, the holders of the Series B Preferred Stock will be entitled to receive, after full execution of rights of the Series D Preferred Stock holders, and prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends (none declared but unpaid dividends on September 30, 2023 and 2022).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock and Series B Preferred Stock, the holders of the Series C Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price ($8.84 per share) plus declared but unpaid dividends (none declared but unpaid dividends on September 30, 2023 and 2022).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any proceeds to the holders of the common stock, by reason of their ownership thereof, $1.29 per share of each share of the Series A Preferred Stock, plus declared but unpaid dividends on such share (none declared but unpaid dividends on September 30, 2023 and 2022). “Liquidation Event” is as defined in the Certificate of Incorporation and, subject to certain exceptions, includes a sale or other disposition of all or substantially all of the Company’s assets, certain mergers, consolidations and transfers of securities, and any liquidation, dissolution or winding up of the Company.

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into 0.0044 (giving effect to the reverse stock splits – see Note 1) shares of fully paid and non-assessable shares of common stock (rounding up to the nearest share).

Each share of Series B Preferred Stock and each share of Series C Preferred Stock are convertible at the option of the holder at any time into such number of shares of common stock as is determined by dividing the Issue Price by the relevant Conversion Price (in each case, subject to adjustment). As of September 30, 2023, there were no shares of Series B Preferred Stock issued and outstanding. As of September 30, 2023, each share of Series C Preferred Stock is convertible into 0.000044 (giving effect to the reverse stock split – see Note 1) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

Each share of Series C Preferred Stock will automatically be converted into shares of common stock at the applicable conversion rate at the time in effect immediately upon (A) the issuance of shares of common stock underlying the Series C Preferred Stock being registered pursuant to the Securities Act of 1933 and such registration remaining effective, (B)

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the trading price for the Company’s common stock being more than two times the Series C Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market, and (C) the average daily trading dollar volume of the Company’s common stock during such 20 trading days is equal to or greater than $4.0 million.

The Series D Preferred Stock is convertible at the option of each holder at any time into the number of shares of common stock determined by dividing the Series D Original Issue Price (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the Series D Conversion Price, subject to adjustment as set in the Certificate of Designation. As of September 30, 2023, each share of Series D is convertible into 0.000044 (giving effect to the reverse stock split – see Note 1) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

Each share of Series D Preferred Stock will automatically be converted into shares of common stock at the applicable Conversion Rate at the time in effect immediately upon (A) the issuance of shares of common stock underlying the Series D Preferred Stock being registered pursuant to the Securities Act and such registration remaining effective, (B) the trading price for the Company’s common stock being more than two times the Series D Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market, and (C) the average daily trading dollar volume of the Company’s common stock during such 20 trading days is equal to or greater than $27.5 million.

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

NOTE 10 – LOSS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income allocated to common stockholders by the weighted-average shares of common stock outstanding. Diluted EPS is computed by dividing income allocated to common stockholders plus dividends on dilutive convertible preferred stock and preferred stock that can be tendered to exercise warrants, by the weighted-average shares of common stock outstanding plus amounts representing the dilutive effect of outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable.

For the fiscal years ended September 30, 2023 and 2022, outstanding warrants, convertible debt and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.”

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the reconciliation of net loss attributable to common stockholders to net loss used in computing basic and diluted net income per share of common stock (giving effect to the reverse stock splits – see Note 1):

	Fiscal Year ended September 30,
	2023	2022
Net loss attributable to common stockholders	$(972,254,582)	$(739,532,806)
Waived/(Accrued) accumulated preferred dividends	7,360,397	(40,516,440)
Net loss used in computing basic net loss per share of common stock	$(964,894,185)	$(780,049,246)

Net loss per share	$(1,574.14)	$(63,085.26)

Weighted average shares outstanding, basic and diluted	612,964	12,365

NOTE 11 –SHARE- BASED COMPENSATION

The Company has share incentive plans that are a part of annual discretionary share-based compensation program. The plans include consultants and employees, directors and officers. The Company has been issuing new shares of common stock under the share-based compensation programs, and cash has not been used to settle equity instruments granted under share-based payment arrangements.

The remaining number of shares reserved for awards equity instruments under the Equity Incentives Plan to both employees and consultants on September 30, 2023 is 42,234,250 shares of common stock.

	For the fiscal year ended
	September 30,
Composition of Stock-Based Compensation Expense	2023	2022
Directors, officers and employees share-based compensation	$63,748,809	$19,471,496
Share-based compensation to consultants (equity-classified)	7,553,487	23,937,976
Share-based compensation to consultants (liability-classified)	14,139,573	330,220
Total share-based compensation expense	$85,441,869	$43,739,692

Employees of the Company

Employees of the Company, including officers, are entitled to a number of shares of common stock specified in relevant employment contracts and subject to the approval of our Board of Directors Compensation Committee. The total expense of share awards to employees represents the grant date fair value of relevant number of shares to be issued and is recognized, along with additional paid-in capital, ratably over the service period. Awards to the majority of employees vest on the first or the second employment anniversary of the employee - the weighted average vesting period is 14 months.

Total remaining unrecognized compensation costs related to nonvested awards to these employees amount to $0.2 million. The weighted-average period over which these costs are expected to be recognized is 6 months. The liability that relates to liability classified stock-based compensation contracts amounts to $75,000 on September 30, 2023.

Awards granted to employees: one time issuance on employment anniversary	Number of shares	Weighted average grant date fair value of shares
Nonvested at the beginning of the year	35	$42,416

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Granted during the year	1,021	$376
Vested during the year	(30)	$43,287
Forfeited during the year	(61)	$2,081
Nonvested at the end of the year	965	$456

Several members of management and officers are entitled to the same number of common stock specified in their employment contracts on every anniversary as long as they continue to serve. The grant fair value in this case is also based on the employment date. Therefore, these annual stock-based compensation costs are fixed throughout the employment period of each employee, unless modified subsequently. Total stock-based compensation costs of this type amounted to $6.0 million in the year ended September 30, 2023, and will amount to $5.8 million in each subsequent year unless entitled employees change or their contracts are modified.

Awards granted to management: issuances on every employment anniversary (*)	Number of shares	Weighted average grant date fair value of shares
Nonvested at the beginning of the year	100	$79,616
Granted during the year	100	$79,616
Vested during the year	(100)	$79,616
Forfeited during the year	(13)	$159,525
Nonvested at the end of the year	87	$67,353

(*) Information is presented for a 12-month period, see comments above.

Consultants

From time to time the Company also issues share-based compensation to external consultants providing consulting, marketing, R&D, legal and other services. The weighted average term of such contracts is 5 months. The number of shares specified within the individual agreements, or a monetary value of those shares, if applicable, is usually negotiated by our Chief Executive Officer and approved by the Board.

These costs are generally presented as professional fees within general and administrative, and certain qualifying costs may be presented as part of research and development expenses ($5.0 million in the year ended September 30, 2023, and none in the year ended September 30, 2022).

A part of these share-based awards is classified as equity and accounted for similar to stock-based compensation to employees. Another part of the Company’s share-based awards to consultants is classified as liabilities: mainly if a number of shares a consultant is entitled to is predominantly based on monetary value fixed in the contract. An accrued part of liability in this case is revaluated each period based on market price of the shares of common stock of the Company, until sufficient number of shares is issued. There was no liability to consultants as at September 30, 2023. The Company generally practices prepayment for future services of the consultants by unrestricted shares of common stock – in this case a prepaid asset is recognized on the balance sheet and is amortized over the period the consultant is delivering their services to the Company. The amount of these prepaid costs amounted to $5.1 million as at September 30, 2023 and this amount represents the total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan to non-employees. The weighted-average period over which these costs are expected to be recognized after the balance sheet date is 6 months.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Awards granted to consultants: classified as equity	Number of shares	Weighted average grant date fair value of shares
Nonvested at the beginning of the year	38	$14,400
Granted during the year	6,982	$862
Vested during the year	(8,019)	$761
Forfeited during the year	-	$-
Nonvested at the end of the year	1,000	$56
Prepaid in vested stock but not amortized by the end of the year	5,275	$128

Awards granted to consultants: classified as liability	Number of shares	Weighted average grant date fair value of shares
Nonvested at the beginning of the year	-	$-
Granted during the year	102,928	$208
Vested during the year	(102,928)	$208
Forfeited during the year	-	$-
Nonvested at the end of the year	-	$-
Prepaid in vested stock but not amortized by the end of the year	51,002	$87

CEO Award Incentive Plans

The Company adopted the CEO Performance Stock Award Agreement, approved by the Board and by stockholders in 2022 (“2022 PSA Agreement”) and CEO Performance Stock Award Agreement, approved by the Board and by stockholders in 2023 (“2023 PSA Agreement”). Under these plans, the Chief Executive Officer is entitled to share-based awards generally calculated as 1-3% of then outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones) that are supposed to significantly increase value of the Company.

This share-based compensation is accrued over the service term when it is probable that the milestone will be achieved. The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, current market price of the common stock, and on the number of shares of common stock outstanding – until the shares have been issued, or until fulfilling of the milestone requirements is no longer probable.

The milestones per 2022 PSA Agreement:

●	Vehicle Delivery Milestones: For each of the following five vehicle delivery milestone that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of the Company’s then-current total issued and outstanding shares of common stock: (i) Delivery of the Company’s Class One Van to customers for a pilot program under the captured fleet exemption by the end of December 2022; (ii) Procuring full USA certification and homologation (or vehicle approval process) for the sale and delivery of its Class One Van by end of August 2023 (expired by September 30, 2023); (iii) Full USA certification and homologation of the Dragonfly RS sports car by August 2024 (not considered probable by

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023); (iv) Producing a drivable prototype of its Mullen 5 vehicle for consumers to test by end of October 2023; and (v) Producing a drivable prototype of its Mullen 5 RS High Performance vehicle for consumers to test by end of January 2023 (expired by September 30, 2023).

On October 3, 2022, the Company delivered its Class One Van to Hotwire Communications, a South Florida-based telecommunications company and Internet Service Provider for a pilot program under the captured fleet exemption.

On August 20, 2023, a drivable porotype of the Mullen 5 vehicle was part of the Mullen road tour and available for consumers to test drive.

●	Capital Benchmark Milestones: For each $100 million raised (a “Capital Tranche”), and subject to an aggregate maximum of raised of $1.0 billion in equity or debt financing between the date of the award agreement and the end of July 2024, the Company will issue a number of shares of common stock equal to 1%, of the Company’s then-current total issued and outstanding shares of common stock; as of the date a Capital Tranche is achieved. Additionally, if the Company is included in the Russell Index, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of Mullen’s then-current total issued and outstanding shares as of the date the Company is approved to be included on the Russell Index.

On June 7, 2022, the Company entered into a Securities Purchase Agreement which, along with subsequent amendments, allowed the Company to raise more than $400 million to date through the issuance of preferred stock, prefunded warrants and common stock in lieu of preferred stock and other warrants. As at September 30, 2022, reaching the next 2 financial milestones (raising more than $500 and $600 million) was also considered probable.

On June 27, 2022, the Company joined the Russell 2000 and 3000 Indexes.

●	Feature Milestone: If Mullen enters into an agreement with a manufacturer or provider of equipment, accessory, feature or other product (collectively, “Feature”) by the end of 2023 that sets the Company or its vehicle apart from its competitors or that provides the Company a first mover or first disclosure advantage over its competitors for the Feature, the Company will issue to Mr. Michery a number of shares of common stock equal to 5% of the Company’s then-current total issued and outstanding shares of common stock as of the date the Feature milestone is achieved.

On September 1, 2022, the Company announced that it a signed partnership with Watergen Inc. to develop and equip Mullen’s portfolio of electric vehicles with technology that will produce fresh drinking water from the air for in-vehicle consumer and commercial application. On October 12, 2022, the Company entered into the Distributorship Agreement whereby Watergen will be integrating its unique atmospheric water generating and dehumidifying technology into the Company’s vehicles and granting exclusivity to the Company for the integration design developed specifically for its vehicles.

●	Distribution Milestone: For each vehicle distribution milestone set forth below that is satisfied by entering into a joint venture or other distribution agreement by December 31, 2024, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of Mullen’s then-current total issued and outstanding shares of common stock for each distribution milestone achieved: (i) agreement with an established local, US dealer or franchise network; and (ii) agreement with an established Latin American or other non-US based dealer or franchise network.

On November 8, 2022, the Company entered into an agreement into an agreement to appoint Newgate Motor Group as the marketing, sales, distribution and servicing agent for the Mullen I-GO in Ireland and the United Kingdom.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 12, 2022, the Company entered into a Dealer Agreement with Randy Marion Isuzu, a large USA dealer, to purchase and distribute the Company’s vehicles.

The milestones per 2023 PSA Agreement:

(In accordance with management’s assessment, all milestones per 2023 PSA Agreement as at September 30, 2023 are considered probable and one (Accelerated Development Milestone) has been achieved).

●	Vehicle Completion Milestones: For each vehicle completion Milestone set forth below that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal to 3% of Mullen’s then-current total issued and outstanding shares of common stock: (i) Procuring full USA certification and homologation of its Class Three Van by end of December 2023; (ii) Full USA certification and homologation of the Bollinger B1 SUV by end of June 2025; and (iii) Full USA certification and homologation of the Bollinger B2 truck by end of June 2025.

●	Revenue Benchmark Milestones: For each $25 Million of revenue recognized by the Company (each a “Revenue Tranche”), and subject to an aggregate maximum of recognized revenue of $250 Million between the date of grant and the end of December 2025, the Company will issue to Mr. Michery a number of shares of common stock equal to 1% of Mullen’s then-current total issued and outstanding shares of common stock as of the date a Revenue Tranche is achieved.

●	Battery Development Milestones: For each Battery Development Milestone set forth below that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of Mullen’s then-current total issued and outstanding shares of common stock: (i) the Company either directly or in collaboration with a joint venture partner develops or produces new and more advanced battery cells by the end of December 2024; (ii) the Company either directly or in collaboration with a joint venture partner scales its battery cells in the USA to the vehicle pack level for the Mullen Class 1 vehicle by the end of December 2024; (iii) the Company either directly or in collaboration with a joint venture partner scales its battery cells in the USA to the vehicle pack level for the Mullen Class 3 vehicle by the end of December 2024.

●	JV-Acquisition Milestones: If Mullen enters into a partnership, joint venture, purchase and sale agreement or similar transaction by the end of 2025 where the Company acquires a majority interest in an enterprise that manufacturers or provides vehicles, vehicle equipment, battery cells, accessories or other products beneficial to the Company, the Company will issue to Mr. Michery a number of shares of common stock equal to 3% of Mullen’s then-current total issued and outstanding shares of common stock as of date the JV-Acquisition Milestone is achieved.

●	Accelerated Development Milestone: If Mullen acquires a facility with existing equipment that allows the Company to expedite scaling of battery pack production in the USA, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of Mullen’s then-current total issued and outstanding shares of common stock as of date the Accelerated Development Milestone is achieved.

On September 6, 2023, the Company acquired the battery production assets of Romeo Power including intellectual property, machinery and equipment that allows the Company to expedite scaling of battery pack production in the USA.

CEO Performance Award Table

Date	Tranche	% of O/S Shares	Shares O/S	Shares Issued	Stock Price	Stock Compensation ($)

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9/21/2022	PSA2022. Russell Index Tranche	2%	21,386	428	9,225	$3,945,799
10/12/2022	PSA2022. Features Milestone	5%	39,897	1,995	5,625	11,221,088
11/9/2022	PSA2022. Non-USA Distribution	2%	54,718	1,094	6,075	6,648,217
11/30/2022	PSA2022. Capital Benchmark (>$200 mln)	2%	63,923	1,278	4,500	5,753,090
12/16/2022	PSA2022. USA Distribution	2%	75,274	1,505	6,750	10,161,979
2/16/2023	PSA2022. Vehicle Delivery - Pilot	2%	37,079	742	7,650	5,673,024
6/13/2023	PSA2022. Capital Benchmark (>$300 mln)	1%	292,533	2,925	207	605,542
7/5/2023	PSA2022. Capital Benchmark (>$400 mln)	1%	714,863	7,149	53	378,877
10/10/2023	PSA2022. Vehicle Delivery - Mullen 5	2%	1,844,064	36,881	27	985,468
10/10/2023	PSA2023. Accelerated development milestone	2%	2,484,730	49,695	27	1,327,840
Total Shares Awarded				103,692		$46,700,924

As at September 30, 2023, the accrual for future awards under 2022 PSA Agreement amounted to approximately $2.6 million (including $1.7 million award for the milestone that has been achieved but the shares have not been issued on the year end yet). Out of all remaining 2022 PSA Agreement awards the only awards that are considered probable are capital benchmarks that provide for a 1% of outstanding common stock on every $100 million the Company raises.

The accrual for future awards under the 2023 PSA Agreement as at September 30, 2023 amounted to approximately $8.7 million representing the earned part of all awards considered probable (including $2.2 million award for the milestone that has been achieved but the shares have not been issued on the year end yet). A part of this provision, in the amount of $1.8 million has been recognized within non-current liabilities as the achievement is expected later than 12 months after the balance sheet date.

The costs recognized within the line item "Directors, Officers and Employees share-based compensation" in the table above represent both actual issuances of common stock under the PSA Agreements (16,689 shares with fair value of $40.4 million) and this provision for future achieved and probable awards.

Total remaining compensation cost related to nonvested share-based compensation milestones granted under the Plans will depend on probability of the milestones achievement, market price of the shares at the day before the issuance date, and on the number of shares of common stock outstanding on the day a milestone is achieved. If market price and the number of shares of common stock outstanding on September 30, 2023 remain constant and all milestones considered probable are actually achieved, these remaining compensation cost would amount to $31.3 million; the weighted-average period over which these costs are expected to be recognized after the balance sheet date is 14 months.

The remaining number of shares authorized for awards under the PSA Agreements on September 30, 2023 was 293,861 shares of common stock (giving effect to the reverse stock splits, see Note 1).

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2023	September 30, 2022
Accrued Expenses and Other Liabilities
Accrued expense - other	$34,397,209	$3,529,384
IRS tax liability	2,849,346	1,744,707
Accrued payroll	2,406,650	534,782
Accrued interest	1,548,724	1,377,008
Total	$41,201,929	$7,185,881

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - LIABILITY TO ISSUE STOCK

The liability on September 30, 2023 (current liability in amount of $9.9 million and non-current liability in amount of $1.8 million) primarily represents CEO incentive award provision to be settled in shares of common stock upon achievement of specific targets, see Note 11 - Share Based Compensation for more details. The liability on September 30, 2022 represents an obligation to issue shares of common stock to one of the investors that could not be timely issued due to the insufficient number of authorized shares available.

NOTE 14 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

	September 30,	September 30,
	2023	2022
Buildings	$48,081,466	$7,659,121
Machinery and equipment	27,861,452	7,383,612
Land	3,040,303	647,576
Construction-in-progress	5,180,642	269,778
Other fixed assets	2,824,165	1,743,057
Total cost of assets excluding accumulated impairment	86,988,028	17,703,144
Less: accumulated depreciation	(4,955,243)	(2,899,428)
Property, Plant, and Equipment, Net	$82,032,785	$14,803,716

Due to unfavorable market conditions, decline of the market prices of the Company’s common stock, and budgeted performance misses compared to the budgets prepared previously, we have tested long-lived asset for recoverability. The test was performed on September 1, 2023 by independent professional appraisers using both discounted cash flow method and guideline public company method. The fair value of the property, plant, and equipment of the ELMS/Legacy Mullen segment (classified in Level 3 of the fair value hierarchy) was determined on a standalone basis utilizing the cost and market approaches to value. The assets of the Bollinger's segment (see Note 21 - Segment information) were not impaired, except for impairment of goodwill (see Note 6 - Goodwill and intangible assets). An impairment loss in amount of $13,519,492 has been recognized in respect of the property, plant, and equipment of the ELMS/Legacy Mullen segment: primarily construction-in-progress, and machinery and equipment, and show room assets. Their accumulated depreciation in amount of $5,969,367 has been derecognized in correspondence with initial cost to present the new cost basis of these assets in accordance with ASC 360.

Depreciation expense related to property, plant, and equipment for the years ended September 30, 2023 and 2022 was $8,023,596 and $379,256, respectively.

NOTE 15 – OTHER NON-CURRENT ASSETS

As discussed in the Note 14 above, we have tested long-lived asset for recoverability on September 1, 2023. As a result, the non-current assets with carrying amount of $1,250,508 have been fully impaired. Depreciation of these assets during the year ended September 30, 2023 and 2022 amounted to $1,762,415 and $587,684, respectively.

	September 30, 2023	September 30, 2022
Other Non-current Assets
Other assets	$—	$81,589
Show room vehicles	—	2,982,986
Security deposits	960,502	281,056

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total Other Assets	$960,502	$3,345,631

NOTE 16 – OPERATING EXPENSES

General and Administrative Expenses consist of the following:

	Year ended September 30,
	2023	2022
Professional fees	$36,374,957	$46,224,690
Compensation to employees	94,140,300	13,714,669
Depreciation	9,786,011	966,940
Amortization	6,602,288	888,774
Lease	1,429,110	2,145,648
Settlements and penalties	36,196,538	1,134,707
Employee benefits	4,014,915	2,107,793
Utilities and office expense	4,620,425	511,899
Advertising and promotions	8,443,311	4,407,764
Taxes and licenses	442,279	(284,854)
Repairs and maintenance	1,128,266	392,679
Executive expenses and directors' fees	699,133	482,455
Listing and regulatory fees	6,042,474	1,546,810
Outside labor	—	352,201
Other	5,926,125	746,081
Total	$215,846,132	$75,338,256

The main portions of the Professional fees and Compensation to employees relate to stock-based compensation issued to non-employees and employees, respectively, see Note 11 - Share Based Compensation for additional information.

Research and Development

Research and Development expenses as of September 30, 2023 and 2022, were $77,387,336 and $21,650,840, respectively. Costs are expensed as incurred. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping costs and other expenses related to preparation to mass-production of electric vehicles such as Mullen Five EV, Mullen One EV cargo van, etc.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information regarding our lease assets and liabilities.

	September 30, 2023	September 30, 2022
Assets:
Operating lease right-of-use assets	$5,249,417	$4,597,052
Liabilities:
Operating lease liabilities, current	(2,134,494)	(1,428,474)
Operating lease liabilities, non-current	(3,566,922)	(3,359,354)
Total lease liabilities	$(5,701,416)	$(4,787,828)
Weighted average remaining lease terms:
Operating leases	3.98 years	2.63 years
Weighted average discount rate:
Operating leases	28%	28%
Cash paid for amounts included in the measurement of lease liabilities for the fiscal year ended September 30, 2023, and 2022	$3,168,567	$1,751,680

Operating lease costs:	For the fiscal year ended September 30,
	2023	2022
Fixed lease cost	$3,318,326	$1,718,424
Variable lease cost	250,499	496,914
Short-term lease cost	—	164,690
Sublease income	(362,126)	(293,511)
Total operating lease costs	$3,206,699	$2,086,517

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

The following table reflects maturities of operating lease liabilities at September 30, 2023:

Years ending
September 30,
2024	$3,135,400
2025	2,639,884
2026	803,759
2027	584,468
2028	206,919
Thereafter	1,579,534
Total lease payments	$8,949,964
Less: imputed interest	(3,248,548)
Present value of lease liabilities	$5,701,416

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – INCOME TAXES

The Company and its less than 100% owned subsidiaries are filing separate tax returns and we calculate the provision for income taxes by using a “separate return” method. Sec 174 deduction and R&D credits are calculated using consolidated tax return rules and allocated among its members.

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

The components of loss before income taxes are $1,017,647,310 and $740,323,152, for the years ended September 30, 2023 and 2022, respectively.

The Company's total provision (benefit) for income taxes consists of the following for the years ended September 30, 2023 and 2022, respectively:

	September 30,	September 30,
	2023	2022
Current
Federal	$—	$—
State	2,400	1,600
Total Current	$2,400	$1,600

Deferred
Federal	$(10,990,882)	$(280,552)
State	—	—
Total Deferred	$(10,990,882)	$(280,552)

Total provision (benefit) for income taxes	$(10,988,482)	$(278,952)

The following table represents accumulated income tax NOL (net operating loss) carryforwards for the years ended September 30, 2023 and 2022, respectively:

	September 30,	September 30,
	2023	2022
Federal
2034-2037	$29,838,716	$29,838,716
Indefinite	451,052,564	311,525,886
Total Federal	$480,891,280	$341,364,602

California
2034-2040	$473,427,974	$318,862,714
Total California	$473,427,974	$318,862,714

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of our effective tax rate to the statutory federal rate of 21% for the years ended September 30, 2023 and 2022 is as follows:

	September 30,	September 30,	September 30,	September 30,
	2023	2023 - %	2022	2022 - %
Income tax benefit at statutory rate	$(213,705,935)	21%	$(155,466,389)	21%
State income taxes	2,400	0%	1,600	0%
Permanent differences	155,268,652	(15)%	995,227	(0.13)%
Valuation allowance	49,635,916	(5)%	154,180,328	(20.83)%
Federal return to provision true up	(2,269,617)	0%	—	0%
Other	80,102	0%	10,282	0%
Total (benefit) provision for income taxes	$(10,988,482)	1%	$(278,952)	0.04%

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

Significant components of the Company's net deferred tax assets as of September 30, 2023 and 2022, respectively, are as follows:

	2023	2022
Deferred tax assets:
Stock compensation	$10,327,117	$8,442
Net operating loss carryforwards	118,886,728	78,791,906
Charitable contributions	2,680	1,219
Accrued expenses	414,745	86,926
Impairment other	—	—
Other assets	413,579	426,099
Intangibles		48,382,778
163(j) limitation	15,971,671	14,522,536
Research expenditures	16,077,633	—
Mark-to-market warrants	—	121,545,414
Total gross deferred tax assets	162,094,153	263,765,320

R&D tax credits	7,353,043	578,842

Less valuation allowance	(155,435,630)	(258,903,457)
Total net deferred tax assets	14,011,566	5,440,705

Deferred tax liabilities:
Intangibles	(16,358,329)	(19,428,527)
Fixed assets	(1,545,473)	(969,201)
Other	336	(336)
Total deferred tax liabilities	(17,903,466)	(20,398,064)
Net deferred tax assets	$(3,891,900)	$(14,957,359)

We maintain a full valuation allowance against the value of our deferred tax assets because based on the weight of evidence available at September 30, 2023 and 2022, it is more likely than not that deferred tax assets will not be realized.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We follow the guidance for accounting for uncertainty in income taxes in accordance with FASB ASC 740, which clarifies uncertainty in income taxes recognized in an enterprise's financial statements. The standard also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in an income tax return. Only tax positions that meet the more likely than not recognition threshold may be recognized. In addition, the standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. The Company's tax years for 2014 through 2023 are still subject to examination by the tax authorities.

NOTE 19 – CONTINGENCIES AND CLAIMS

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

From time to time, we are subject to asserted and actual claims and lawsuits arising in the ordinary course of business. Company management reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. We recognize accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our consolidated financial statements to not be misleading. As required by ASC 450 we do not record liabilities when the likelihood is not probable, or when the likelihood is probable, but the amount cannot be reasonably estimated. To estimate whether a loss contingency should be accrued by a charge to income, management evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss.

The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. We evaluate, at least quarterly, developments in our legal proceedings and other contingencies that could affect the amount of liability, including amounts in excess of any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to our accruals and disclosures as appropriate. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Until the final resolution of such matters, if any of our estimates and assumptions change or prove to have been incorrect, we may experience losses in excess of the amounts recorded, which could have a material effect on our business, consolidated financial position, results of operations, or cash flows.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the execution of the Settlement Agreement, on March 14, 2023, Mullen entered into an Intellectual Property and Distribution Agreement ( “IP Agreement”) with Qiantu, and two of Qiantu’s affiliates (collectively “Qiantu”). Pursuant to the IP Agreement, Qiantu granted Mullen the exclusive license to use certain of Qiantu’s trademarks and the exclusive right to assemble, manufacture, and sell the homologated vehicles based on the Qiantu K-50 model throughout North America (including Canada, Mexico, and the United States of America) and South America for a period of five (5) years, which period does not start until Mullen has successfully homologated vehicles based on terms of the IP Agreement (“Five Year Period”). During the Five-Year Period, Mullen is also obligated to purchase a certain number of vehicle kits every year from Qiantu. These rights shall be obtained and the commitment shall only be effective upon Mullen’s assessment of feasibility and profitability of the project within 150 days as provided for by the IP Agreement.

As consideration for Mullen’s entry into the IP Agreement, (1) Mullen issued to Qiantu USA warrants to purchase up to 3,334 shares of Mullen’s common stock (the “Qiantu Warrants”) as described below; (2) Mullen additionally paid Qiantu $2,000,000 for deliverable items under the IP Agreement; and (3) in exchange, Mullen will pay Qiantu a royalty fee of $1,200 for each homologated vehicle sold in North America and South America during the term of the IP Agreement. The Qiantu Warrants were issued upon execution of the IP Agreement and are exercisable at Qiantu USA’s discretion commencing at any time from September 30, 2023 up to and including September 30, 2024 at 110% of the market price of Mullen’s common stock at the close of trading on the earlier of (a) when Mullen completes its obligations to its Series D Preferred Stock investors; or (b) June 15, 2023 (for more information on these warrants, see Note 8).

As Mullen continues analysis of the homologation costs, Mullen believes it would be in its best interest to also acquire licensing rights in additional territories. In that regard, Mullen is currently in negotiations with Qiantu for the licensing rights to the European territory.

No loss contingencies have been accrued in respect of this matter as at September 30, 2023, other than those paid (see above) as the Company can reasonably estimate neither probability of additional losses, nor their magnitude (if any), based on all available information presently known to management.

International Business Machines (“IBM”)

This claim was filed in the Supreme Court of the State of New York on May 7, 2019. This matter arises out of a contract dispute between Mullen and IBM related to a joint development and technology license agreement, patent license agreement, and a logo trademark agreement. On November 9, 2021, the court, pursuant to an inquest order, awarded damages in favor of IBM and on December 1, 2021, the court entered a judgment in favor of IBM in the amount of $5,617,192. On February 2, 2022, IBM filed a Motion to Amend the Judgment it had obtained to add Mullen Automotive and Ottava as Judgment Debtors. Mullen filed an Appeal on April 8, 2022. A settlement was reached in which Mullen paid the full amount of the Judgment with interest, for a total of approximately $5,900,000, but maintained its Appeal rights. IBM then filed a Motion to Dismiss the Appeal based on Mullen’s payment of the Judgment. Mullen filed an Opposition to the same on July 18, 2022, and the hearing of the matter was set for July 25, 2022. The Court took the same under submission, and a decision has still not been issued. The Appeal remains pending.

The Company has recognized the amounts paid ($5.9 million) as losses on settlement in the year ended September 30, 2022 and does not expect any additional losses to be reasonably possible.

TOA Trading LLC Litigation

This claim arises out of an alleged breach of contract related to an unpaid finder’s fee. On April 11, 2022, TOA Trading LLC and Munshibari LLC (“Plaintiffs”), filed a complaint against Mullen in the United States District Court for the Southern District of Florida. The Plaintiffs estimated the damages to be $15 million. On May 18, 2022, Mullen filed a Motion to Dismiss or in the Alternative, Transfer Venue. Plaintiffs filed their opposition on June 1, 2022 and Mullen filed

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its reply on June 8, 2022. The court took the Motion to Dismiss or in the Alternative, Transfer Venue under submission. Plaintiffs filed a Notification of Ninety Days Expiring on February 1, 2023 notifying the court that Mullen’s Motion to Dismiss or in the Alternative, Transfer Venue had been fully briefed for a period of time exceeding 90 days. On March 22, 2023, the Court issued a ruling denying Mullen’s Motion to Dismiss or in the Alternative, Transfer Venue. Accordingly, Mullen filed its Answer to Plaintiffs’ complaint on April 7, 2023. The Parties have completed written and oral discovery. Court mandated mediation took place on September 7, 2023, and was not successful. Mullen filed a Motion for Summary Judgment (“MSJ”) on October 6, 2023. The MSJ was fully submitted on November 3, 2023. Trial is set for February 12, 2024.

Based on the early stage of the litigation, no loss contingencies have been accrued in respect of this matter as at September 30, 2023 as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all available information presently known to management.

DBI Lease Buyback Servicing LLC, Drawbridge Investments LLC

In June 2022, Mullen entered into a letter agreement with DBI Lease Buyback Servicing LLC (“DBI”) wherein it agreed to provide DBI with a right to purchase up to $25 million worth of a to-be-issued Series E Convertible Preferred Stock and warrants. The option and its terms have not been finalized.

On March 2, 2023, DBI and Drawbridge Investments LLC (collectively, “Drawbridge”) filed a complaint in the Commercial Division of the Supreme Court of the State of New York, County of New York against Mullen. The complaint asserted three claims arising out of an alleged Series E option agreement by which Drawbridge allegedly would be able to purchase to-be-created Series E preferred shares and obtain warrants for Mullen’s common stock in exchange for, inter alia, a $3.5 million discount on a promissory note held by Drawbridge. Specifically, Drawbridge asserts claims for: (1) specific performance of the alleged agreement; (2) money damages (in an amount exceeding $100 million) arising out of Mullen’s alleged breach of the alleged agreement; and (3) declaratory judgment setting forth Drawbridge’s rights and Mullen’s obligations under the alleged agreement.

Drawbridge commenced the action by Order to Show Cause (“OSC”) whereby it, inter alia, sought a temporary restraining order (“TRO”) (a) enjoining Mullen from (i) increasing the number of designated shares for any outstanding stock and (ii) issuing new preferred stock; and (b) requiring Mullen to maintain at least 500,000,000 in authorized common stock (post reverse splits). On March 14, 2023, the Court vacated the TRO and entered an Order on March 15, 2023 whereby the TRO was vacated and denied. At the April 18, 2023 hearing for the preliminary injunctive relief sought by Drawbridge in the OSC and after reviewing Mullen’s opposition and hearing oral argument from both sides, the Court reserved decision on Drawbridge’s motion. Mullen moved to dismiss the complaint, with prejudice, on May 9, 2023. The Motion to Dismiss (“MTD”) was fully submitted on or about June 27, 2023. By Order dated August 25, 2023 and entered on August 29, 2023, the Court granted Mullen’s MTD and denied Drawbridge’s motion for a preliminary injunction.

On December 5, 2023, as part of the settlement, Drawbridge withdrew its appeal with prejudice. Based on the contract signed by the parties, the Company accrued $1.95 million as of September 30, 2023 in full and complete satisfaction of the claims.

The GEM Group

On September 21, 2021, the GEM Group filed an arbitration demand and statement of claim against Mullen seeking declaratory relief and damages. This matter arises out of an alleged breach of a securities purchase agreement dated November 13, 2020. On June 7, 2023, the arbitrator held oral argument on issues related to liability. The arbitrator has not yet issued his decision on issues related to liability. Briefing and oral argument on issues of damages, if necessary, will be scheduled after the arbitrator issues its decision on liability.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 13, 2023, the GEM Group requested permission to file a motion for interim relief based on its belief that Mullen may not be able to satisfy its obligations should the arbitrator ultimately rule in the GEM Group’s favor. Despite Mullen’s objections, the arbitrator authorized the GEM Group to file an application. On July 12, 2023, the GEM Group filed an Application for Interim Award of Relief. Mullen filed its response on July 19, 2023. On August 3, 2023, the Arbitrator issued his Decision and Order on Application for Interim Measures requiring Mullen to deposit $7,000,000 into an interest-bearing escrow account with a commercial bank or brokerage firm. The arbitrator also ordered that all interest earned on the escrow account shall become the property of the party determined in the arbitration to be entitled to the principal and that the amounts held in escrow shall be released only upon further order of the arbitrator, a court or other tribunal of competent jurisdiction, or by agreement of the parties. On December 15, 2023, the GEM Group filed a motion seeking to have an additional $29,114,921.00 of cash placed in escrow considering the issuance of the Partial Award. Mullen filed an opposition to that request on December 29, 2023. To date, the arbitrator has not issued a decision on the GEM Group’s request.

The Company has accrued $7 million as a probable settlement expense as of September 30, 2023. Based on the early stage of the litigation, it is not possible to reasonably estimate if exposure exceeds the amounts accrued.

Mullen Stockholder Litigation

Margaret Schaub v. Mullen Automotive Inc.

On May 5, 2022, Plaintiff Margaret Schaub, a purported stockholder, filed a putative class action complaint in the United States District Court Central District of California against the “Company”, as well as its Chief Executive Officer, David Michery, and the Chief Executive Officer of a predecessor entity, Oleg Firer (the “Schaub Lawsuit”). This lawsuit was brought by Schaub both individually and on behalf of a putative class of the Company’s shareholders, claiming false or misleading statements regarding the Company’s business partnerships, technology, and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. The Schaub Lawsuit seeks to certify a putative class of shareholders, and seeks monetary damages, as well as an award of reasonable fees and expenses.

On August 4, 2022, the Court issued an order consolidating the Schaub Lawsuit with the later-filed Gru Lawsuit (discussed below), and appointing lead plaintiff and lead counsel.

On September 23, 2022, Lead Plaintiff filed her Consolidated Amended Class Action Complaint (“Amended Complaint”) against the Company, Mr. Michery, and the Company’s predecessor, Mullen Technologies, Inc., premised on the same purported violations of the Exchange Act and Rule 10b-5, seeking to certify a putative class of shareholders, and seeking an award of monetary damages, as well as reasonable fees and expenses. Defendants filed their motion to dismiss the Amended Complaint on November 22, 2022. On September 28, 2023, the Court granted Defendants’ motion to dismiss, in part, and denied the motion to dismiss, in part.

No loss contingencies have been accrued in respect of this matter as at September 30, 2023, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all available information presently known to management.

Trinon Coleman v. David Michery et al.

On December 8, 2023, Trinon Coleman, a purported stockholder, filed a derivative action in the Court of Chancery for the State of Delaware against the Company as a nominal defendant, Mr. Michery, and Company directors Mr. Puckett, Ms. Winter, Mr. Betor, Mr. Miltner, and Mr. New (the “Coleman Lawsuit”).  This lawsuit asserts claims for breach of fiduciary duty, insider trading, and unjust enrichment primarily in connection with the issues and claims asserted in the Schaub

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lawsuit.  The Coleman Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and seeks monetary damages and an award of reasonable fees and expenses.

No loss contingencies have been accrued in respect of this matter as at September 30, 2023, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all available information presently known to management.

David Gru v. Mullen Automotive Inc.

On May 12, 2022, David Gru, a purported stockholder, filed a putative class action lawsuit in the United States District Court for the Central District of California against Mullen Automotive Inc. (“Mullen”), Mr. Michery, and Mr. Firer (the “Gru Lawsuit”). This lawsuit was brought by Gru both individually and on behalf of a putative class of Mullen’s shareholders, claiming false or misleading statements regarding Mullen’s business partnerships, technology, and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The Gru Lawsuit sought to declare the action to be a class action, and sought monetary damages, pre-judgment and post-judgment interest, as well as an award of reasonable fees and expenses. On August 4, 2022, the Court consolidated this action into the Schaub Lawsuit, and ordered this action administratively closed.

Jeff Witt v. Mullen Automotive Inc.

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

No loss contingencies have been accrued in respect of this matter as at September 30, 2023, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all available information presently known to management.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

No loss contingencies have been accrued in respect of this matter as at September 30, 2023, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all available information presently known to management.

NOTE 20 – RELATED PARTY TRANSACTIONS

Correction of Related Party Disclosures

Subsequent to the issuance of the Company’s consolidated financial statements for fiscal year ended September 30, 2022, management was informed by the Company’s current independent auditor that it needed to provide additional disclosures pertaining to its advances to Mullen Technologies, Inc. (“MTI”) of approximately $1.2 million for fiscal year ended September 30, 2022, which were made under the Transition Services Agreement dated May 12, 2021 between the Company and MTI (the “TSA”).

First, Note 19 to the consolidated financial statements for the year ended September 30, 2022 should have disclosed that the Company’s CEO was also the CEO, Board Chairman and controlling owner of MTI.  As of September 30, 2022, approximately $1.2 million of the receivable from related party MTI was past due and outstanding.

Second, Note 19 to the consolidated financial statements for fiscal year ended September 30, 2022, misdescribed the Company’s services to MTI as “management and accounting services at cost”. The proper disclosure should have been described as the processing and disbursement of payroll and related costs for 11 employees that provided services only to MTI, as well as the payment of rent for a facility utilized by MTI’s business during the fiscal year ended September 30, 2022. Pursuant to Article III of the TSA, MTI is obligated to pay monthly to the Company certain allocated costs, without mark-up, and covered taxes related to the services provided; however, such payments were not made to the Company during the year ended September 30, 2022. In addition, late monthly payments accrue interest at a rate per annum equal to

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the lower of the prime rate plus 1% or the maximum rate under applicable law.  Interest on the unpaid receivable balance from related party MTI of approximately $0.1 million was not accrued and was not included in the September 30, 2022 balance of the receivable of approximately $1.2 million.

In accordance with Staff Accounting bulletin (“SAB”) No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the errors to its related party disclosures regarding its advance receivable from MTI and determined that the related impact did not materially misstate its previously issued consolidated financial statements and related notes for fiscal year ended September 30, 2022. Although the Company concluded that the errors described above were not material to its previously issued financial statements, the Company has determined it is appropriate to correct the related party disclosures in the comparative disclosures below in this Note 20 to the consolidated financial statements for the fiscal years ended September 30, 2023 and 2022.

Related Party Note Receivable

Prior to its spinoff as a separate entity and the closing of the Merger on November 5, 2021, the Company operated as a division of MTI, an entity in which the Company’s CEO had a controlling financial interest and of which he was CEO and Chairman during the fiscal years ended September 30, 2023 and 2022.

Subsequent to the spinoff transaction and Merger on November 5, 2021, the Company processed and disbursed payroll and related compensation benefits for 11 employees that provided services only to MTI and rent costs for facilities utilized by MTI pursuant to the TSA. The terms of the TSA require MTI to repay monthly the amounts advanced by the Company, with the lower of the prime rate plus 1% or the maximum rate under applicable law charged on the unpaid amounts. The terms of the TSA do not provide for any other payment processing service fee from MTI to the Company except the interest fee on overdue advance balances. The Company incurred approximately $1.2 million and $0.9 million of disbursements on behalf of MTI during the years ended September 30, 2022 and 2023, respectively. No amounts have been collected for the funds advanced through September 30, 2023.

On March 31, 2023, the Company converted approximately $1.4 million of these advances to MTI to a note receivable from MTI. The note bears interest at 10% per year and matures on March 31, 2025 with a default rate of 15% per annum. By the end of the 2023 fiscal year, the note principal has been increased by additional $0.4 million. Remaining advances, note and interest receivable as at September 30 2023 and 2022 are presented within non-current assets of the consolidated balance sheets.

The following table summarizes the activity for the Company’s advances receivable from related party MTI:

	Advances	Interest on advances	Note	Interest on note	Total
Balance, September 30, 2021	—	—	—	—	—
Additions	1,232,387	—	—	—	1,232,387
Repayments	—	—	—	—	—
Balance, September 30, 2022	1,232,387	-	-	-	1,232,387
Additions	392,954	—	446,091	—	839,045
Conversion	(1,388,405)	—	1,388,405	—	—
Accrued interest	—	91,030	—	88,027	179,057
Repayments	—	—	—	—	—
Balance, September 30, 2023	236,936	91,030	1,834,496	88,027	2,250,489

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 16, 2023, the Company terminated the TSA with MTI, and received payment in full from MTI in settlement of all then receivable amounts outstanding (refer to Note 22 - Subsequent events).

Director Provided Services

For the fiscal year ended September 30, 2023, our non-employee directors have earned compensation for service on our Board of Directors and Committees of our Board of Directors in amount of $287,000 in cash and $487,500 in shares of common stock. In addition, the following non-employee directors were engaged in certain other consulting contracts with the Company:

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner also is an elected Director for the Company, beginning his term in August 2021. For the fiscal year ending September 30, 2023, Mr. Miltner received $1,058,105 for services rendered. Mr. Miltner has been providing legal services to us since 2020.

Mary Winter

On October 26, 2021, the Company entered into a consulting agreement with Mary Winter, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities for the period from October 1, 2021 to September 30, 2023, in the amount of $60,000 annually or $5,000 per month. As of September 30, 2023, Ms. Winter has received $60,000 in consulting payments.

NOTE 21 – SEGMENT INFORMATION

Our CEO and Chairman of the Board, as the chief operating decision maker, makes decisions about resources to be acquired, allocated and utilized to each operating segment. The Company is currently comprised of 2 major operating segments:

-	Bollinger. The Company acquired the controlling interest of Bollinger Motors Inc. (60%) on September 7, 2022. This acquisition positions Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments.
-	Mullen/ELMS. By November 30, 2022, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

All long-lived assets of the Company are located in the United States of America. All revenue presented in these consolidated financial statements relates to contracts with customers located in the United States of America.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment reporting for the year ended September 30, 2023
	Bollinger	Mullen/ELMS	Total
Revenues (including $308,000 from one dealer)	$—	$366,000	$366,000
Interest gains	1,585,376	684,367	2,269,743
Interest expenses	(88,580)	(4,904,560)	(4,993,140)
Depreciation and amortization expense	(3,808,877)	(12,579,422)	(16,388,299)
Impairment of goodwill	(63,988,000)	—	(63,988,000)
Impairment of property, plant, and equipment	—	(14,770,000)	(14,770,000)
Impairment of intangible assets	—	(5,873,000)	(5,873,000)
Income tax benefit/(expense)	10,990,882	(2,400)	10,988,482

Other significant noncash items:
Stock-based compensation	—	(85,441,869)	(85,441,869)
Revaluation of derivative liabilities	—	(116,256,212)	(116,256,212)
Initial recognition of derivative liabilities	—	(513,052,038)	(513,052,038)
Non-cash financing loss on over-exercise of warrants	—	(8,934,892)	(8,934,892)
Loss on extinguishment of debt	—	(6,246,089)	(6,246,089)

Net loss	$(83,285,117)	$(923,373,711)	$(1,006,658,828)

Total segment assets	$169,410,298	$252,295,433	$421,705,730
Expenditures for segment's long-lived assets (property, plant, and equipment, and intangible assets)	$(4,677,421)	$(103,245,888)	$(107,923,309)

Segment reporting for the year ended September 30, 2022 (*)
	Bollinger	Mullen	Total
Revenues	$—	$—	$—
Interest gains	—	—	—
Interest expenses	—	(26,949,081)	(26,949,081)
Depreciation and amortization expense	(605,216)	(2,677,069)	(3,282,285)

Other significant noncash items:
Stock-based compensation	—	(43,715,242)	(43,715,242)
Revaluation of derivative liabilities	—	(122,803,715)	(122,803,715)
Initial recognition of derivative liabilities	—	(484,421,258)	(484,421,258)
Non-cash interest and other operating activities	—	(13,883,637)	(13,883,637)
Amortization of debt discount	—	(19,595,915)	(19,595,915)

Net loss	$(1,979,865)	$(738,344,887)	$(740,324,752)

Segment assets	$230,498,634	$72,095,844	$302,594,478
Expenditures for segment long-lived assets (property, plant, and equipment, and intangible assets)	$—	$(47,154,109)	$(47,154,109)
(*) Bollinger Motors, Inc was acquired on September 7, 2022

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through January 16, 2023, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements:

New lease contracts

On November 1, 2023, the Company entered a 5-year lease agreement for premises of approximately 122,000 sq. ft. in Fullerton, California, designated for light manufacturing and distribution of electric vehicle batteries. Base rent is $2,992 thousand for the first year (and increases approximately 4% every year) and additional operating expenses are approximately $715 thousand in the first year with subsequent annual recalculation. Security deposit payable to the landlord is approximately $1 million.

Continued NASDAQ listing

On October 26, 2023, Mullen received approval from the Nasdaq Hearings Panel to continue its listing on The Nasdaq Capital Market. This decision is subject to two conditions:

1.	By January 22, 2024, Mullen must demonstrate a closing bid price of $1 per share for 20 consecutive trading sessions to comply with Listing Rule 5550(a)(2).
2.	By March 8, 2024, the Company needs to hold an annual shareholder meeting, satisfying Listing Rule 5620(a), which requires providing stockholders an opportunity to discuss company affairs with management.

Amendment to Bylaws and Other Events

Mullen revised its bylaws, effective November 30, 2023. The updated bylaws, now incorporating earlier amendments, make changes to stockholder nomination procedures. Notably, the timeframe for stockholder notices before annual meetings is now between 90 and 120 days. Additionally, any stockholder seeking to nominate directors must adhere to new SEC proxy rules, including using differently colored proxy cards than the company. Furthermore, the Company has scheduled its 2024 Annual Meeting for February 29, 2024, to be held virtually. This meeting will also count as the annual meeting for 2023, in response to a requirement from Nasdaq's Listing Qualifications Department. These changes reflect the Company’s efforts to streamline its governance and compliance processes, ensuring clearer guidelines for stockholder participation and aligning with regulatory requirements.

Lawsuits on manipulation of the share price of the Company’s securities

The Company has filed a spoofing complaint on Dec. 6, 2023, in the United States District Court for the Southern District of New York alleging that UBS Securities, LLC, IMC Financial Markets and Clear Street Markets, LLC engaged in a market manipulation scheme using spoofing to manipulate the market price of Mullen share. In connection with the decision to file the spoofing complaint, the Company has voluntarily dismissed the lawsuit originally filed on Aug. 29, 2023, in the United States District Court for the Southern District of New York against certain broker-dealers, alleging a scheme to manipulate the share price of the Company’s securities focusing on short-selling claims. That case covered a limited period of three months and did not provide the Company with a sufficient opportunity to justify the cost that would be incurred in pursuing the claims in that litigation. The Company conducted a cost-benefit analysis of both cases and concluded that it would be a prudent exercise of business judgment to pursue the larger spoofing litigation rather than the short-selling litigation.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prospectus supplement

On November 1, 2023, Mullen filed a prospectus supplement with the U.S. Securities and Exchange Commission. This supplement updates the Company's prospectus dated February 14, 2023, and is part of the registration statement filed on the same date. It pertains to the registration of 1,030,097 shares of common stock (giving effect to reverse stock split, see above), related to remaining warrants held by certain selling stockholders. These warrants are part of the Company's existing securities purchase agreement, which has been amended several times since its initial date on June 7, 2022 (see Note 8).

Significant stock issuances after the balance sheet date

After the balance sheet date, the Company issued 3,012,986 shares of common stock, mainly upon exercise of 279,404 Preferred D Warrants (see Note 8) and issuance of shares under the stock-based compensation plans.

Certification of products

In November 2023, the Mullen ONE received a certificate of conformity from the Environmental Protection Agency on Nov. 2, 2023, permitting sales in the majority of U.S. states. In December 2023, the Mullen ONE received certification from the California Air Resources Board (“CARB”) as a zero-emission vehicle in the state of California permitting sales in remaining15 states and the District of Columbia that follow CARB regulations. Having received credentials from both CARB and the EPA, Mullen can now sell the Mullen ONE in every state throughout the U.S. Additionally, the certification gives the Mullen ONE eligibility for critical state EV incentive programs. The CARB certification takes on even more significance with CARB’s recent Advanced Clean Truck regulation, which will require that all local delivery and government fleets must be zero emissions by 2036. The Company began manufacturing Mullen ONE cargo vans at Tunica Assembly plant on November 1, 2023.

Non-convertible secured promissory note

On December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note (the “Note”) with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue discount. The Note, which does not include conversion rights, stock, warrants, or other securities, aims to raise capital for the Company's manufacturing operations. The issuance of this non-convertible Note is scheduled for the first trading day when all closing conditions are met. By January 15, 2024, the loan has not been received.

The Note will incur 10% annual interest, escalating to 18% post-Event of Default. It matures three months post-issuance. The Note's terms allow for accelerated repayment upon default, requiring the Company to pay the principal, accrued interest, and other due amounts. The Note is secured by the Company’s assets and imposes restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, and affiliate transactions, except for specified exceptions. It mandates prepayment of the principal from net proceeds of any subsequent financing.

Repayment of related party receivables

On January 16, 2023, the Company terminated the Transition Services Agreement between the Company and Mullen Technologies, Inc., and received payment in full settlement of all amounts outstanding (including outstanding notes receivable, advances and related interest) of approximately $2.7 million (refer to Note 20 – Related party transactions).

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse stock split

At the Special Meeting reconvened on December 18, 2023, the stockholders approved a proposal to authorize a reverse stock split of the Company’s common stock at a ratio within the range of 1-for-2 to 1-for-100, as determined by the Board of the Company. The Board approved a one-for-one hundred (1-for-100) reverse stock split ratio and, on December 20, 2023, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation to effect a one-for-one hundred (1-for-100) reverse stock split effective on December 21, 2023. As a result of the reverse stock split, every 100 shares of the Company’s pre-reverse stock split common stock combined and automatically became 1 share of common stock.

The reverse stock split has not changed the authorized number of shares or the par value of the common stock nor modified any voting rights of the common stock. Also, at the effective Time, the number of shares of common stock issuable upon exercise of warrants, preferred stock, and other convertible securities, as well as any commitments to issue securities, that provide for adjustments in the event of a reverse stock split was appropriately adjusted pursuant to their applicable terms for the reverse stock split. If applicable, the conversion price for each outstanding share of preferred stock and the exercise price for each outstanding warrant was increased, pursuant to their terms, in inverse proportion to the 1-for-100 split ratio such that upon conversion or exercise, the aggregate conversion price for conversion of preferred stock and the aggregate exercise price payable by the warrant holder to the Company for shares of common stock subject to such warrant will remain approximately the same as the aggregate conversion or exercise price, as applicable, prior to the reverse stock split. Furthermore, pursuant to the terms of the amendment to the Company’s 2022 Equity Incentive Plan, which was approved by the stockholders at the Company’s annual meeting held on August 3, 2023, the shares of common stock available for issuance under the 2022 Equity Incentive Plan were not adjusted as a result of the reverse stock split.

No fractional shares were issued in connection with the reverse stock split. All shares of common stock that were held by a stockholder were aggregated subsequent to the reverse stock split and each fractional share resulting from such aggregation held by a stockholder was rounded up to the next whole share. As a result, additional 321,036 shares were issued for the benefit of shareholders that would otherwise obtain fractional shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mullen Automotive Inc.

January 16, 2024	By:	/s/ David Michery
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

Signature	Title	Date

/s/ David Michery	Chief Executive Officer, President and	January 16, 2024
David Michery	Chairman of the Board (Principal Executive Officer)

/s/ Jonathan New	Chief Financial Officer	January 16, 2024
Jonathan New	(Principal Financial Officer)

/s/ Chester Bragado	Chief Accounting Officer	January 16, 2024
Chester Bragado	(Principal Accounting Officer)

/s/ Mary Winter	Secretary and Director	January 16, 2024
Mary Winter

/s/ John Andersen	Director	January 16, 2024
John Andersen

/s/ Ignacio Novoa	Director	January 16, 2024
Ignacio Novoa

/s/ Kent Puckett	Director	January 16, 2024
Kent Puckett

/s/ Mark Betor	Director	January 16, 2024
Mark Betor

/s/ William Miltner	Director	January 16, 2024
William Miltner

72