Form 10-Q
period 2023-12-31
MULLEN AUTOMOTIVE INC.
filed 2024-02-13
CIK 1499961

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 9, 2024, a total of 6,552,470 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in USD, except per share data)

(unaudited)

	December 31, 2023	September 30, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,512,264	$155,267,098
Restricted cash	7,426,972	429,372
Accounts receivable	—	671,750
Inventory	30,719,529	16,807,013
Prepaid expenses and prepaid inventories	23,863,455	24,955,223
TOTAL CURRENT ASSETS	143,522,220	198,130,456
Property, plant, and equipment, net	86,916,241	82,032,785
Intangible assets, net	103,569,927	104,235,249
Related party receivable	2,733,998	2,250,489
Right-of-use assets	13,400,598	5,249,417
Goodwill, net	28,846,832	28,846,832
Other non-current assets	2,186,704	960,502
TOTAL ASSETS	$381,176,520	$421,705,730

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$15,458,604	$13,175,504
Accrued expenses and other current liabilities	38,166,937	41,201,929
Dividends payable	423,163	401,859
Derivative liabilities	20,714,620	64,863,309
Liability to issue shares	11,489,068	9,935,950
Lease liabilities, current portion	2,137,882	2,134,494
Notes payable, current portion	7,622,156	7,461,492
Refundable deposits	426,972	429,372
Other current liabilities	—	7,000
TOTAL CURRENT LIABILITIES	96,439,402	139,610,909
Liability to issue shares, net of current portion	1,527,153	1,827,889
Lease liabilities, net of current portion	9,230,806	3,566,922
Deferred tax liability	2,165,062	3,891,900
TOTAL LIABILITIES	$109,362,423	$148,897,620
Commitments and Contingencies (Note 19)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 500,000,000 preferred shares authorized;
Preferred Series D; 437,500,001 shares authorized; 363,097 and 363,097 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively (preference in liquidation of $159,000 and $159,000 at December 31, 2023 and September 30, 2023, respectively)	363	363
Preferred Series C; 40,000,000 shares authorized; 1,211,757 and 1,211,757 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively (preference in liquidation of $10,696,895 and $10,696,895 at December 31, 2023 and September 30, 2023, respectively)	1,212	1,212
Preferred Series A; 200,000 shares authorized; 648 and 648 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively (preference in liquidation of $836	1	1

and $836 at December 31, 2023 and September 30, 2023, respectively)
Common stock; $0.001 par value; 5,000,000,000 and 5,000,000,000 shares authorized at December 31, 2023 and September 30, 2023, respectively; 5,884,691 and 2,871,707 shares issued and outstanding at December 31, 2023 and September 30, 2023 respectively (*)	5,885	2,872
Additional paid-in capital (*)	2,134,106,479	2,071,110,126
Accumulated deficit	(1,923,556,935)	(1,862,162,037)
TOTAL STOCKHOLDERS' EQUITY ATTRIBUTABLE TO THE COMPANY'S STOCKHOLDERS	210,557,005	208,952,537
Noncontrolling interest	61,257,092	63,855,573
TOTAL STOCKHOLDERS' EQUITY	271,814,097	272,808,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$381,176,520	$421,705,730
(*) Adjusted retroactively for reverse stock splits, see Note 1

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in USD, except per share data)

(unaudited)

	Three months ended December 31,
	2023	2022
Operating expenses:
General and administrative	$43,234,052	$64,996,011
Research and development	16,169,967	8,622,009
Loss from operations	(59,404,019)	(73,618,020)

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	—	(255,960,025)
Loss on derivative liability revaluation	(6,728,981)	(40,781,976)
Loss on extinguishment of debt, net	—	(6,412,170)
Gain on sale of fixed assets	75,990	—
Gain on lease termination	50,000	—
Interest expense	(258,023)	(2,828,089)
Other income, net	545,416	645,881
Net loss before income tax benefit	(65,719,617)	(378,954,399)

Income tax benefit	1,726,238	493,654
Net loss	$(63,993,379)	$(378,460,745)

Net loss attributable to noncontrolling interest	(2,598,481)	(2,184,959)
Net loss attributable to stockholders	$(61,394,898)	$(376,275,786)

Accrued accumulated preferred dividends	(21,303)	(638,677)
Net loss attributable to common stockholders after preferred dividends	$(61,416,201)	$(376,914,463)

Net Loss per Share	$(15.32)	$(6,233.08)

Weighted average shares outstanding, basic and diluted	4,007,791	60,470

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in USD, except per share data)

(unaudited)

	Preferred Stock, total
	(see Note 9 for details)		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, October 1, 2022	5,721,897	5,721	37,043	37	948,598,587	(889,907,455)	98,259,819	156,956,709
Share-based compensation issued to management, directors, employees, and consultants	—	—	5,062	5	30,267,655	—	—	30,267,660
Shares issued to extinguish penalty	—	—	1,022	1	5,519,999	—	—	5,520,000
Cashless warrant exercise	—	—	15,891	16	110,327,225	—	—	110,327,241
Surplus common stock issued on cashless warrant exercise	—	—	3,499	3	26,735,475	—	—	26,735,478
Issuance of common stock for conversion of preferred stock	(4,146,819)	(4,147)	184	—	4,147	—	—	0
Dividends accumulated on preferred stock	—	—	—	—	(638,677)	—	—	(638,677)
Other transactions	—	—	—	—	(3,122,227)	—	—	(3,122,227)
Shares issued to settle note payable	—	—	2,758	3	13,736,400	—	—	13,736,403
Shares issued for convertible notes	—	—	9,815	10	59,402,866	—	—	59,402,876
Preferred shares issued to officers	1	—	—	—	25,000	—	—	25,000
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(2,184,959)	(2,184,959)
Net loss attributable to stockholders	—	—	—	—	—	(376,275,786)	—	(376,275,786)
Balance, December 31, 2022	1,575,079	1,575	75,274	75	1,190,856,449	(1,266,183,241)	96,074,860	20,749,719

Balance, October 1, 2023	1,575,502	1,576	2,871,707	2,872	2,071,110,126	(1,862,162,037)	63,855,573	272,808,110
Cashless warrant exercise	—	—	2,020,152	2,020	50,875,649	—	—	50,877,669
Share-based compensation	—	—	671,798	672	12,142,328	—	—	12,143,000
Dividends accumulated on preferred stock	—	—	—	—	(21,303)	—	—	(21,303)
Shares issued to avoid fractional shares on reverse stock split	—	—	321,034	321	(321)	—	—	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(2,598,481)	(2,598,481)
Net loss attributable to stockholders	—	—	—	—	—	(61,394,898)	—	(61,394,898)
Balance, December 31, 2023	1,575,502	1,576	5,884,691	5,885	2,134,106,479	(1,923,556,935)	61,257,092	271,814,097

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in USD, except per share data)

(unaudited)

	Three Months Ended December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(63,993,379)	$(378,460,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,903,416	40,753,410
Revaluation of derivative liabilities	6,728,981	40,781,976
Depreciation and amortization	4,343,960	4,794,327
Amortization of debt discount	160,664	74,577
Deferred income taxes	(1,726,238)	(493,654)
Other gains	(125,990)	—
Other financing costs - initial recognition of derivative liabilities	—	255,960,025
Gain on conversion of derivative liabilities to common stock	—	(9,965,728)
Non-cash financing loss on over-exercise of warrants	—	8,934,892
Loss on extinguishment of debt	—	6,412,171

Changes in operating assets and liabilities:
Accounts receivable	671,750	—
Inventories	(13,912,516)	—
Prepaids and other assets	(1,781,132)	(8,457,324)
Accounts payable	1,317,232	7,724,852
Accrued expenses and other liabilities	(3,044,392)	(1,576,292)
Right of use assets and lease liabilities	(2,433,909)	289,821
Net cash used in operating activities	(59,891,553)	(33,227,692)

Cash Flows from Investing Activities
Purchase of equipment	(6,865,681)	(726,482)
Purchase of intangible assets	—	(74,826)
ELMS assets purchase	—	(92,916,874)
Net cash used in investing activities	(6,865,681)	(93,718,182)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	—	150,000,000
Net cash provided by financing activities	—	150,000,000

Change in cash	(66,757,234)	23,054,126
Cash and restricted cash (in amount of $429,372), beginning of period	155,696,470	84,375,085
Cash and restricted cash (in amount of $7,426,972), ending of period	$88,939,236	$107,429,211

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$—	$3,056

Supplemental Disclosure for Non-Cash Activities:
Exercise of warrants recognized earlier as liabilities	$50,877,669	$84,799,179
Right-of-use assets obtained in exchange of operating lease liabilities	$8,932,159	$—
Convertible notes and interest - conversion to common stock	$—	$59,402,877
Debt conversion to common stock	$—	$1,096,787

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Acquisition of controlling interest in Bollinger Motors, Inc. in September 2022 positioned Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments. First Bollinger class 4 trucks are expected to be sold in late 2024.

In October 2022, the U.S. Bankruptcy Court approved acquisition of ELMS’ (Electric Last Mile Solutions) assets in an all-cash purchase. With this transaction, Mullen acquired ELMS’ manufacturing plant in Mishawaka, Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles. First vehicles produced in our Tunica, Mississippi plant were delivered to customers during August, 2023.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries Mullen Investment Properties LLC, a Mississippi corporation, Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC, a Delaware corporation, Mullen Advanced Energy Operations, LLC, a California corporation as well as a 60%-owned subsidiary Bollinger Motors Inc., a Delaware corporation. Intercompany accounts and transactions, if any, have been eliminated. Noncontrolling interest presented in these consolidated condensed financial statements relates to the portion of equity (net assets) in subsidiaries not attributable, directly or indirectly, to Mullen. Net income or loss are allocated to noncontrolling interests by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates.

These unaudited consolidated condensed financial statements are prepared in conformity with Generally Accepted Accounting Principles in the United States (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The consolidated condensed financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated condensed financial statements should be read in conjunction with

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

the audited consolidated condensed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2023. Certain columns and rows may not add due to rounding.

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

No proportionate adjustment was made to the number of shares reserved for issuance pursuant to the Company’s 2022 Equity Incentive Plan (the “2022 Plan”) pursuant to an amendment to the 2022 Plan approved by stockholders in August 2023, increasing the maximum aggregate number of shares of common stock and stock equivalents available for the grant of awards under the 2022 Plan by an additional 52,000,000 shares, which amount is not subject to any decrease or increase in the number shares of common stock resulting from a stock spilt, reverse stock split, recapitalization, combination, reclassification, the payment of a stock dividend on the common stock or any other decrease in the number of such shares of common stock effected without receipt of consideration by the Company.

No fractional shares were issued in connection with the reverse stock splits. All shares of common stock that were held by a stockholder were aggregated subsequent to the reverse stock split and each fractional share resulting from such aggregation held by a stockholder was rounded up to the next whole share. As a result, an additional 321,036 shares were

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

issued for the benefit of stockholders that would otherwise obtain fractional shares upon reverse stock split in December 2023.

The number and par value of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were not affected by the reverse stock splits, but their conversion ratios have been proportionally adjusted. There were no outstanding shares of Series B Preferred Stock as of the effective date of the reverse stock splits.

The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits (See Note 10 for reverse stock splits effect on loss per share). All issued and outstanding common stock and per share amounts contained in the financial statements have been adjusted to reflect the reverse stock splits for all periods presented. The common stock and additional paid-in-capital line items of the financial statements were adjusted to account for the reverse stock splits for all periods presented (with $833,431 value of common stock decreased and additional paid-in-capital increased on September 30, 2022).

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

These consolidated condensed financial statements have been prepared on the basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $88.9 million as of December 31, 2023. During the three months ended December 31, 2023, the Company used approximately $59.9 million of cash for operating activities. The net working capital on December 31, 2023 amounted to approximately $47.1 million, or approximately $79.3 million after excluding derivative liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the three months ended December 31, 2023, the Company has incurred a net loss of $64 million and, as of December 31, 2023, our accumulated deficit was $1,923.6 million.

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

During the three months ended December 31, 2023, the COVID-19 pandemic did not have a material impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated condensed financial statements and the reported amounts of total expenses in the reporting periods. Estimates are used for, but not limited to, cash flow projections and discount rate for calculation of goodwill impairment, fair value and impairment of long-lived assets, including intangible assets, inventory reserves, accrued expenses, fair value of financial instruments, depreciable lives of property and equipment, income taxes, contingencies, valuation of preferred stock and warrants. Additionally, the rates of interest on several debt agreements have been imputed where there was no stated interest rate within the original agreement. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results may differ materially from these estimates.

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

Business Combination

Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. FASB ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated condensed financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash, and so near their maturity (generally, with original maturities of three months or less) that they present insignificant risk of changes in value because of changes in interest rates.

Restricted Cash

The main part of restricted cash in amount of $7 million relates to escrow account that shall become the property of the party determined in the arbitration with GEM Group (see Note 19 – Contingencies and Claims). The amount and interests earned shall be released only upon further order of the arbitrator, a court or other tribunal of competent jurisdiction, or by agreement of the parties.

Cash obtained from customer deposits is held by the Company and is restricted from use to fund operations. Refundable deposits were $429 thousand as at December 31, 2023.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Estimated Useful Lives

Description	Estimated useful lives
Buildings	20 to 30 years
Furniture and equipment	3 to 7 years
Computer and software	1 to 5 years
Machinery, shop and testing equipment	3 to 7 years
Leasehold improvements	Shorter of the estimated useful life or the underlying lease term
Vehicles	5 years
Intangibles	5 to 10 years

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Income Taxes

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated condensed financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated condensed financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the “more likely than not” threshold for financial statement recognition and measurement. There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. At December 31, 2023 and 2022, there were no material changes to either the nature or the amounts of the uncertain tax positions.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Leases

The Company follows the provisions of ASC 842, “Leases”, which requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term.

Contingencies and Commitments

The Company follows ASC 440 and ASC 450 to account for contingencies and commitments, respectively. Certain conditions, as a result of past events, may exist as of the balance sheet date, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Accrued Expenses

Accrued expenses are expenses that have been incurred but not yet paid and are classified within current liabilities on the consolidated condensed balance sheets.

Revenue Recognition

The Company’s revenue includes revenue from the sale of electric vehicles and is accounted for in accordance with ASC 606, “Revenue from Contracts with Customers”. The Company applies a five-step analysis to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. Payments for electric vehicles sales are generally received at or shortly after delivery. Sales tax is excluded from the measurement of the transaction price. The revenue from the sale of electric vehicles is recognized when control of the vehicle is transferred to the customer. In general, the control is transferred at the point of delivery to the customer, signifying the fulfillment of our primary performance obligation under ASC 606. Certain contracts with our dealers contain a return provision, stating that they may return unsold vehicles after 1 year. Since the Company does not have sufficient relevant statistics of returns yet, we defer revenue recognition until the vehicles have been sold by such dealer or until there is sufficient evidence to justify a reasonable estimate for the amount of consideration to which the Company expects to be entitled. For any amounts received (or receivable) for which the Company does not recognize revenue when it transfers products to customers, a refund liability is recognized. Relevant vehicles transferred to the dealer are presented as “Finished goods delivered to dealer for distribution” in the consolidated condensed balance sheets at initial cost, less any expected costs to recover those products (including potential decreases in the value to the entity of returned products). At the end of each reporting period, the Company updates the measurement of these assets and refund liabilities.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Cost of Goods Sold

The Company’s cost of goods sold includes mainly production costs of vehicles sold in the relevant period as well as a provision for expected warranty expenses.

General and Administrative Expenses

General and administrative expenses include expenses such as salaries and employee benefits, professional fees, rent, repairs and maintenance, utilities and office expense, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, and licenses. Advertising costs are expensed as incurred and are included in general and administrative expenses, other than trade show expenses which are deferred until occurrence of the future event, we expense advertising costs as incurred in accordance with ASC 720-35, “Other Expenses – Advertising Cost.” Advertising costs for the three months ended December 31, 2023 and 2022 were approximately $6.3 million and $3.0 million, respectively.

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

The overwhelming part of share-based awards to employees per employment contracts, and a certain part of contracts with non-employees (consultants), are classified as equity with costs and additional paid-in capital recognized ratably over the service period. A significant part of the Company’s share-based awards to consultants is liability-classified: mainly if the number of shares a consultant is entitled to depends on a certain monetary value fixed in the contract. An accrued part of liability in this case is revaluated each period based on market price of the shares of common stock of the Company, until sufficient number of shares is issued.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Expected credit losses

The estimation of expected credit losses that may be incurred as we work through the invoice collection process with our customers and other counterparties requires us to make judgments and estimates regarding probability the amounts due to us are going to be paid. We monitor our customers' payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers and other counterparties operate. At December 31, 2023 and September 30, 2023, no material allowance for credit losses needed to be recognized to cover anticipated credit losses under current conditions. However, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be required.

Concentrations of Credit Risk

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations. However, we have not experienced any losses in such accounts and management believes we are not exposed to any significant credit risk on these accounts. The amounts in excess of insured limits as of December 31, 2023 and September 30, 2023 are $87.8 million and $154.9 million, respectively.

Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. The following pronouncements have been recently adopted by the Company:

ASU 2022-04 - Supplier Finance Program (SFP). This ASU requires that a buyer in a SFP disclose qualitative and quantitative information about its program, including the nature of the SFP and key terms, outstanding amounts as of the end the reporting period, and presentation in its financial statements. This pronouncement has not had an impact on the Company’s consolidated condensed financial statements.

ASU 2016-13 - Measurement of Credit Losses on Financial Instruments (CECL). This guidance, commonly referred to as Current Expected Credit Loss (“CECL”), changes impairment recognition to a model that is based on expected losses rather than incurred losses.  The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables.  The Company evaluated and determined the amendment did not have a material effect on the consolidated condensed financial statements.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following are accounting pronouncements that have been issued but are not yet effective for the Company’s consolidated condensed financial statements:

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. For smaller reporting companies ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not expect its application to have a material impact on the Company’s consolidated condensed financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It requires all annual disclosures currently required by ASC 280 to be included in interim periods and requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and applicable additional measures of segment profit or loss used by the CODM when allocating resources and assessing business performance. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company expects to enhance segment reporting disclosures based on new requirements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect its application to have a material impact on the Company’s consolidated condensed financial statements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated condensed financial statements.

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

ELMS assets include:

●	The factory in Mishawaka, Indiana, providing Mullen with the capability to produce up to 50,000 vehicles per year;

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

●	All Intellectual Property, including all manufacturing data that is required for the assembly of the Class 1 van and Class 3 Cab Chassis;
●	All inventory including finished and unfinished vehicles, part modules, component parts, raw materials, and tooling; and
●	All property including equipment, machinery, supplies, computer hardware, software, communication equipment, data networks and all other data storage.

The following table details the allocation of purchase price by asset category for the ELMS asset purchase:

Fair Value
Asset Category	Allocation
Land	$1,440,000
Buildings and site improvements	41,287,038
Equipment	27,336,511
Intangible assets: engineering design	22,112,791
Inventory	13,198,692
Total Purchased Assets	$105,375,032

On November 9, 2022, the Company formed Mullen Indiana Real Estate LLC, a limited liability company in the State of Delaware, to hold the acquired real property located in Mishawaka, Indiana.

NOTE 5 – INVENTORY

The Company's inventories are stated at the lower of cost or net realizable value and consist of the following:

	December 31, 2023	September 30, 2023
Inventory
Work in process	$4,010,456	$3,136,590
Raw materials	18,524,512	13,733,385
Finished goods	226,009	—
Finished goods delivered to dealer for distribution	7,958,552	937,322
Less: write-down to net realizable value	—	(1,000,284)
Total Inventory	$30,719,529	$16,807,013

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

During the three months ended December 31, 2023, approximately $65 thousand of the Company's inventories was consumed for R&D activities, which was recognized as part of research and development expense in the consolidated condensed statement of operations.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The goodwill in net carrying amount of $28,846,832 as at December 31, 2023 and as at September 30, 2023 pertains to the Bollinger Motors Inc. acquisition on September 7, 2022.

Goodwill is not amortized and is tested for impairment annually, or more frequently if there are indicators of impairment. Every reporting period the Company assesses qualitative factors (such as macroeconomic conditions, industry and market considerations, financial performance of the Company, entity-specific events etc.) to determine whether it is necessary to perform the quantitative goodwill impairment test. Upon the quantitative goodwill impairment test, impairment may arise to the extent carrying amount of a reporting unit that includes goodwill (i.e. Bollinger production unit, see Note 21 – Segment information) exceeds its fair value. As a result of the impairment test performed on September 1, 2023 by management with the assistance of independent third-party valuation professionals, the Company has recognized impairment loss in amount of $63,988,000 in the last quarter of the fiscal year ended September 30, 2022. No additional impairment was recognized during the quarter ended December 31, 2023.

Other intangible assets

Intangible assets are stated at cost, net of accumulated amortization. Patents and other identifiable intellectual property purchased as part of the Bollinger Motors acquisition in September 2022 have been initially recognized at fair value.

Intangible assets with indefinite useful lives are not amortized but instead tested for impairment. Due to unfavorable market conditions and decline of the market prices of the Company’s common stock, we have tested long-lived assets for recoverability in the last quarter of the fiscal year ended September 30, 2023. Based on the test performed on September 1, 2023 by independent professional appraisers, the assets of the Bollinger's segment (see Note 21 - Segment information), including indefinite-lived in-process research and development assets, acquired in September 2022, were not impaired, except for impairment of goodwill (see above). No impairment was recognized during the quarter ended December 31, 2023.

Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method. The weighted average useful life of intangible assets is 8.7 years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the intangible assets.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

In the last quarter of the fiscal year ended September 30, 2023, an impairment loss in amount of $5,873,000 has been recognized in respect of the intangible assets of the ELMS/Legacy Mullen segment (primarily engineering designs and website design and development). No additional impairment was recognized during the quarter ended December 31, 2023.

	December 31, 2023			September 30, 2023
			Net			Net
	Cost	Accumulated	Carrying	Cost	Accumulated	Carrying
	Basis	Amortization	Amount	Basis	Amortization	Amount
Finite-Lived Intangible Assets
Patents	32,447,460	(4,263,548)	28,183,912	31,708,460	(3,445,694)	28,262,766
Engineering designs	16,200,332	(621,075)	15,579,257	16,200,332	(184,274)	16,016,058
Other	1,841,639	(339,493)	1,502,146	745,947	(158,590)	587,357
Trademarks	—	—	—	1,180,138	(115,682)	1,064,456
Total finite-lived intangible assets	50,489,431	(5,224,116)	45,265,315	49,834,877	(3,904,240)	45,930,637
Indefinite-Lived Intangible Assets
In-process research and development assets	$58,304,612	$—	$58,304,612	$58,304,612	$—	$58,304,612
Total indefinite-lived intangible assets	58,304,612	—	58,304,612	58,304,612	—	58,304,612
Total Intangible Assets	$108,794,043	$(5,224,116)	$103,569,927	$108,139,489	$(3,904,240)	$104,235,249

Total future amortization expense for finite-lived intangible assets is as follows:

Years Ended September 30,	Future Amortization
2024 (9 months)	$3,930,834
2025	5,250,711
2026	5,250,711
2027	5,240,901
2028	5,110,712
Thereafter	20,481,446
Total Future Amortization	$45,265,315

For the three months ended December 31, 2023 and 2022, amortization of the intangible assets was $1,319,877 and $2,756,704 respectively.

NOTE 7 – DEBT

Short and Long-Term Debt

Short-term debt is defined as debt with principal maturities of one year or less, long-term debt has maturities greater than one year.

The following is a summary of our indebtedness at December 31, 2023:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,398,881	$2,398,881	$—	0.00 - 10.00%	2019 - 2021
Real estate note	5,000,000	5,000,000	—	8.99%	2024
Loan advances	332,800	332,800	—	0.00 - 10.00%	2016 - 2018
Less: debt discount	(109,525)	(109,525)	—
Total Debt	$7,622,156	$7,622,156	$—

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The following is a summary of our indebtedness at September 30, 2023:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,398,881	$2,398,881	$—	0.00 - 10.00%	2019 - 2021
Real estate note	5,000,000	5,000,000	—	8.99%	2024
Loan advances	332,800	332,800	—	0.00 - 10.00%	2016 – 2018
Less: debt discount	(270,189)	(270,189)	—
Total Debt	$7,461,492	$7,461,492	$—

Scheduled Debt Maturities

The following are scheduled debt maturities as at December 31, 2023:

	2024 (9 months)	2025	2026	2027	Total
Total Debt	$7,622,156	$—	$—	$—	$7,622,156

Accrued interest

As of December 31, 2023 and September 30, 2023, accrued interest on outstanding notes payable was $1,617,759 and $1,548,723, respectively.

NuBridge Commercial Lending LLC Promissory Note

On March 7, 2022, the Company’s wholly owned subsidiary, Mullen Investment Properties, LLC, entered into a Promissory Note (the “Promissory Note”) with NuBridge Commercial Lending LLC for a principal amount of $5 million. The Promissory Note bears interest at a fixed rate of 8.99% per annum and the principal amount is due March 1, 2024. Collateral for the loan includes the title to the Company’s property at 1 Greentech Drive, Tunica, MS. Under the Promissory Note, prepaid interest and issuance costs of $1,157,209 were withheld from the principal and recorded as debt discount, which is being amortized over the term of the Promissory note. As of December 31, 2023, the remaining unamortized debt discount was $109,525.

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

Non-convertible secured promissory note

On December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note (the “Note”) with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

discount. The Note, which does not include conversion rights, stock, warrants, or other securities, aims to raise capital for the Company's manufacturing operations. The issuance of this non-convertible Note is scheduled for the first trading day when all closing conditions are met. By the date these consolidated condensed financial statements are available to be issued, the loan has not been received. The $18 million original issue discount was considered a settlement cost related to a dispute over financings that occurred during the fiscal year ended September 30, 2023. The $18 million settlement cost has been accrued as of September 30, 2023 and is included as accrued expenses and other liabilities at December 31, 2023 and September 30, 2023. When the debt is issued, the $18 million will be reclassified to note payable.

The Note will incur 10% annual interest, escalating to 18% post-Event of Default. It matures three months post-issuance. The Note's terms allow for accelerated repayment upon default, requiring the Company to pay the principal, accrued interest, and other due amounts. The Note will be secured by the Company’s assets and imposes restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, and affiliate transactions, except for specified exceptions. It mandates prepayment of the principal from net proceeds of any subsequent financing.

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

On November 15, 2022, the Company issued the unsecured convertible Notes aggregating $150,000,000 in lieu of Series D Preferred Stock. The Notes bore interest at 15% and were convertible into shares of common stock either: (A) at the option of the noteholder at the lower of: (i) $0.303 (to be adjusted to stock splits); or (ii) the closing price of our common stock on January 3, 2023; or (B) mandatorily on November 21, 2022 at the lower of: (i) $0.303 ($6,818 after reverse stock splits, see Note 1); or (ii) the closing price of our common stock on November 18, 2022, provided adequate unissued authorized shares were available. For each share issued upon conversion, the holders were entitled to 1.85 times as many five-year warrants with an exercise price equal to the conversion price for the Notes.

As a result, and since the Company had an insufficient number of authorized shares available to settle potential future warrant exercises, the Company recognized a derivative liability of $244,510,164 for the warrants with a corresponding increase in debt discount of $150,000,000 and interest expense of $94,510,164 (presented combined in the Statement of Operations as "Other financing costs - initial recognition of derivative liabilities"). The debt discount was amortized over the term of the Note through the date the convertible notes were mandatorily convertible. Accordingly, the entire amount was expensed in the first quarter of the year ended September 30, 2023. On November 21, 2022, principal of $59,402,877 was mandatorily converted into 9,815 shares of common stock.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

During February 2023, the remaining balance of the Notes (with the principal of $90,362,418) and accrued interest (in amount of $3,456,941) were converted by the holders into 13,762 shares of common stock. See Note 8 – Warrants and Other Derivative Liabilities and Fair Value Measurements with regards to warrants issued upon conversion of these Notes.

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

Financial Instruments at Carrying Value That Approximated Fair Value

Certain financial instruments that are not carried at fair value on the consolidated condensed balance sheets are carried at amounts that approximate fair value, due to their short-term nature and credit risk. These instruments include cash and cash equivalents, accounts payable, and debt. Accounts payable are short-term in nature and generally are due upon receipt or within 30 to 90 days.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are only required to be measured at fair value when acquired as a part of business combination or when an impairment loss is recognized. See Note 4 – Acquisition of subsidiaries and certain assets, Note 14 - Property, Plant, and Equipment and Note 6 – Intangible assets for further information. All these valuations are based on Level 3 –

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of these assets or liabilities.

Financial Liabilities Measured at Fair Value on a Recurring Basis

During the three months ended December 31, 2023, the Company had the following financial liabilities measured at fair value on a recurring basis:

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

These warrant liabilities were recognized as liabilities due to requirements of ASC 480 because the variable number of shares to be issued upon cashless exercise (which was deemed to be the predominant exercise option) was based predominantly on a fixed monetary value.

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

In September 2022, the Company received an initial investment amount of $35 million (exercise price was $0.4379, or $9,853 after reverse stock splits) and issued to investors 79,926,925 shares of Series D Preferred Stock, and 263 Preferred D Warrants (hereinafter warrants and shares of common stock are presented giving effect to the reverse stock splits, see Note 1).

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

During April 2023, we exercised our investment rights under the Series D SPA and requested an additional $45 million (exercise price was $0.1 or $2,250 after reverse stock splits) issuing to investors: 273,363,635 Series D Preferred Stock, 7,851 shares of common stock (in lieu of Series D Preferred Stock), and 37,000 Preferred D Warrants (post reverse stock split). The warrant liability recognized initially amounted to $73,260,454. By June 30, 2023, all these Preferred D Warrants were exercised on a cashless basis for 147,672 shares of common stock (post reverse stock split).

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

Final voluntary investment rights under the Series D SPA were exercised by the pool of investors in June 2023 and the Company received $100 million (exercise price was $0.1601, or $144.09 after reverse stock splits, for majority of investors, and $0.1696, or $152.64 after reverse stock splits, for one investor), issuing to investors, in lieu of Series D Preferred Stock: 183,731 shares of common stock and 508,159 prefunded warrants exercisable for one share of common stock each, as well as 761,079 Preferred D Warrants.

The warrant liability recognized in June 2023 upon initial accounting of these investments amounted to $254,962,776. By September 30, 2023, a part of these prefunded warrants and Preferred D Warrants was exercised on a cashless basis for 2,194,413 shares of common stock (post reverse stock splits).

As of September 30, 2023, none of prefunded warrants and 382,436 Preferred D Warrants (recognized as liability in the consolidated condensed balance sheets) exercisable into 1,438,009 shares of common stock with fair value of $64,739,175 remained outstanding.

During the 3 months ended December 31, 2023, a part of remaining Preferred D Warrants were exercised on a cashless basis for 2,020,152 shares of common stock (post reverse stock splits). As of December 31, 2023, Preferred D Warrants (recognized as liability in the consolidated condensed balance sheets) with fair value of $20,704,136 remained outstanding and their exercise (on a cash or cashless basis) is available to investors for a period of approximately 4.5 years.

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

At each warrant exercise date and each accounting period end the warrant liability for the remaining unexercised warrants was marked-to-market value and the resulting gain or loss was recorded in consolidated condensed statement of operations as a “Gain / (loss) on derivative liability revaluation”.

All the warrants mentioned in this section provide that if the Company issues or sells, enters into a definitive, binding agreement pursuant to which the Company is required to issue or sell or is deemed, pursuant to the provisions of the

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

warrants, to have issued or sold, any shares of common stock for a price per share lower than the exercise price then in effect, subject to certain limited exceptions, then the exercise price of the warrants shall be reduced to such lower price per share. In addition, the exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in connection with stock splits, dividends or distributions or other similar transactions.

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

As it was expected that the Company may not have a sufficient number of authorized shares of common stock available for issuance during the term of the contract (up to September 2024), and the shares to be issued upon possible exercise of warrants have not been registered, the Qiantu Warrants were recognized at fair value on inception ($6,814,000) and on each subsequent period end. Due to decline in market price of shares the fair value of Qiantu Warrants on September 30, 2023 decreased to $124,133, and on December 31, 2023 to $10,485. The difference has been recognized within gains (losses) on derivative liabilities revaluation in the consolidated condensed statements of operations.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Breakdown of items recorded at fair value on a recurring basis in consolidated condensed balance sheets by levels of observable and unobservable inputs as of December 31, 2023 and on September 30, 2023 is presented below:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2023	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$20,714,620	$—	$20,704,135	$10,485

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2023	(Level 1 )	(Level 2)	(Level 3)
Derivative liability	$64,863,309	$—	$64,739,175	$124,134

A summary of all changes in warrants and other derivative liabilities is presented below:

Balance, September 30, 2023	$64,863,309
Loss / (gain) on derivative liability revaluation	6,728,980
Conversions of warrants into common shares	(50,877,669)
Balance, December 31, 2023	$20,714,620

Balance, September 30, 2022	$84,799,179
Derivative liabilities recognized upon issuance of convertible instruments	244,510,164
Derivative liability upon authorized shares shortfall	11,978,167
Loss / (gain) on derivative liability revaluation	40,781,976
Reclassification of derivative liabilities to equity upon authorization of sufficient common shares	(10,183,443)
Financing loss upon over-issuance of shares from warrants	8,934,892
Receivables upon over-issuance of shares from warrants	17,721,868
Conversions of warrants into common shares	(137,062,719)
Balance, December 31, 2022	$261,480,084

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

At a special meeting on January 25, 2023, stockholders approved the proposal to increase the Company’s authorized common stock capital from 1.75 billion to 5 billion shares. At December 31, 2023, the Company had 5 billion shares of common stock authorized with $0.001 par value per share.

As described in detail in the Note 1 above, by December 31, 2023, the Company has effectuated a series of reverse stock splits. All stock splits resulted in reduction of shares of common stock issued and outstanding and did not affect authorized common stock or preferred stock. The Company had 5,884,691 and 2,871,707 shares of common stock (post reverse stock splits) issued and outstanding on December 31, 2023 and September 30, 2023, respectively.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Preferred Stock

Under the terms of our Certificate of Incorporation, the Board may determine the rights, preferences, and terms of our authorized but unissued shares of Preferred Stock. On December 31, 2023, the Company had 500,000,000 shares of Preferred Stock authorized with $0.001 par value per share. The reverse stock splits (see Note 1 above) did not affect the number of shares of Preferred Stock authorized and outstanding, but the conversion ratios were proportionately adjusted to decrease the number of shares of common stock to be issued as a result.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The Company has designated Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, and Series AA Preferred Stock. Transactions with Preferred stock are presented below:

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Total		Series A		Series C		Series D		Series AA
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 1, 2022	5,721,897	5,721	1,924	2	1,360,321	1,360	4,359,652	4,359	—	—
Issuance of common stock for conversion of preferred stock	(4,146,819)	(4,147)	—	—	(150,265)	(150)	(3,996,554)	(3,997)	—	—
Preferred shares issued to officers	1	—	—	—	—	—	—	—	1	—
Balance, December 31, 2022	1,575,079	1,575	1,924	2	1,210,056	1,210	363,098	363	1	—

Balance, October 1, 2023	1,575,502	1,576	648	1	1,211,757	1,212	363,097	363	—	—
Balance, December 31, 2023	1,575,502	1,576	648	1	1,211,757	1,212	363,097	363	—	—

Redemption Rights

The shares of Preferred Stock are not subject to mandatory redemption.

The Series C Preferred Stock and Series D Preferred Stock are voluntarily redeemable by the Company in accordance with the following schedule, provided that the issuance of shares of common stock issuable upon conversion has been registered and the registration statement remains effective:

Year 1: No Redemption

Year 2: Redemption at 120% of the Redemption Price

Year 3: Redemption at 115% of the Redemption Price

Year 4: Redemption at 110% of the Redemption Price

Year 5: Redemption at 105% of the Redemption Price

Year 6 and thereafter: Redemption at 100% of the Redemption Price

The Series C Preferred Stock and Series D Preferred Stock are also redeemable by the Company at any time for a price per share equal to the Issue Price ($8.84 for Series C Preferred Stock and $0.4379 for remaining Series D Preferred Stock), plus all unpaid accrued and accumulated dividends on such share (whether or not declared), provided: (A) the Preferred Stock has been issued and outstanding for a period of at least one year, (B) the issuance of the shares of common stock underlying the Preferred Stock has been registered pursuant to the Securities Act and such registration remains effective, and (C) the trading price for the common stock is less than the Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market.

Dividends

The holders of Series A and Series B Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Series A Preferred Stock and Series B Preferred Stock participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during three months ended December 31, 2023, and 2022.

The Series C Preferred Stock originally provided for a cumulative 15.0% per annum fixed dividend on the Series C Original Issue Price plus unpaid accrued and accumulated dividends. On January 13, 2023, the Company and holders of Series C

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Preferred Stock entered into a waiver agreement pursuant to which such holders irrevocably waived their right to receive any and all cumulative 15.0% per annum fixed dividends on such Preferred Stock, including all unpaid accrued and accumulated dividends.

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the common stock. The amount of Series D Preferred Stock dividends accumulated as at December 31, 2023 was approximately $0.4 million.

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

Liquidation, Dissolution, and Winding Up

In the event of any Liquidation Event, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series D Original Issue Price ($0.4379 per share in respect of the outstanding Series D Preferred Stock) plus declared but unpaid dividends (none declared but unpaid dividends on December 31, 2023 and 2022).

In the event of any Liquidation Event, the holders of the Series B Preferred Stock will be entitled to receive, after full execution of rights of the Series D Preferred Stock holders, and prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends (none declared but unpaid dividends on December 31, 2023 and 2022).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock and Series B Preferred Stock, the holders of the Series C Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price ($8.84 per share) plus declared but unpaid dividends (none declared but unpaid dividends on December 31, 2023 and 2022).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any proceeds to the holders of the common stock, by reason of their ownership thereof, $1.29 per share of each share of the Series A Preferred Stock, plus declared but unpaid dividends on such share (none declared but unpaid dividends on December 31, 2023 and 2022). “Liquidation Event” is as defined in the Certificate of Incorporation and, subject to certain exceptions, includes a sale or other disposition of all or substantially all of the Company’s assets, certain mergers, consolidations and transfers of securities, and any liquidation, dissolution or winding up of the Company.

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into 0.0044 (giving effect to the reverse stock splits – see Note 1) shares of fully paid and non-assessable shares of common stock (rounding up to the nearest share).

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Each share of Series B Preferred Stock and each share of Series C Preferred Stock are convertible at the option of the holder at any time into such number of shares of common stock as is determined by dividing the Issue Price by the relevant Conversion Price (in each case, subject to adjustment). As of December 31, 2023, there were no shares of Series B Preferred Stock issued and outstanding. As of December 31, 2023, each share of Series C Preferred Stock is convertible into 0.000044 (giving effect to the reverse stock split – see Note 1) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

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

The Series D Preferred Stock is convertible at the option of each holder at any time into the number of shares of common stock determined by dividing the Series D Original Issue Price (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the Series D Conversion Price, subject to adjustment as set in the Certificate of Designation. As of December 31, 2023, each share of Series D is convertible into 0.000044 (giving effect to the reverse stock split – see Note 1) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

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

Each holder of common stock, Series B Preferred Stock and Series C Preferred Stock has right to one vote for each share of common stock into which such Series B Preferred Stock and/or Series C Preferred Stock, as applicable, could be converted. Each holder of Series A Preferred has the right to 1,000 votes per share held of record by such holder (this right will terminate on November 5, 2024).

The holders of Series D Preferred Stock have no voting rights except for protective voting rights (one vote for each share) in such cases as approval of a liquidation event, authorization of issue of securities having a preference over or parity with the Series D Preferred Stock with respect to dividends, liquidation, redemption or voting, entering a merger or consolidation, etc.

Series AA Preferred Stock

The Series AA Certificate of Designation, filed in November 2022, provided that the Series AA Preferred Stock would have 57,778 votes (giving effect to reverse stock splits, see Note 1) per share of Series AA Preferred Stock and would vote

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

together with the outstanding shares of the Company’s common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as a single class exclusively with respect to any proposal to adopt an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Preferred Stock otherwise had no voting rights except as otherwise required by the General Corporation Law of the State of Delaware. The Series AA Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series AA Preferred Stock had no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series AA Preferred Stock was not entitled to receive dividends of any kind. On November 14, 2022, the Company entered into a Subscription and Investment Representation Agreement with David Michery, its Chief Executive Officer, pursuant to which the Company issued and sold one share of the Company’s Series AA Preferred Stock for $25,000 in cash. In January 2023, the outstanding share of Series AA Preferred Stock was redeemed for $25,000, upon the approval by the Company’s stockholders of an amendment to the Certificate of Incorporation to implement a reverse stock split (see Note 1) and the Company filed a certificate of cancellation of the Series AA Preferred Stock.

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

For the three months ended December 31, 2023 and 2022, outstanding warrants, convertible debt and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.”

The following table presents the reconciliation of net loss attributable to common stockholders to net loss used in computing basic and diluted net income per share of common stock (giving effect to the reverse stock splits – see Note 1):

	Three months ended December 31,
	2023	2022
Net loss attributable to common stockholders	$(61,394,898)	$(376,275,786)
Less: accumulated preferred stock dividends	(21,303)	(638,677)
Net loss used in computing basic net loss per share of common stock	$(61,416,201)	$(376,914,463)

Net loss per share	$(15.32)	$(6,233.08)

Weighted average shares outstanding, basic and diluted	4,007,791	60,470

NOTE 11 – SHARE-BASED COMPENSATION

The Company has incentive plans that are a part of annual discretionary share-based compensation program. The plans include consultants and employees, directors and officers. The Company has been issuing new shares of common stock under the share-based compensation programs, and cash has not been used to settle equity instruments granted under share-based payment arrangements.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

	For the three months ended December 31,
Composition of Stock-Based Compensation Expense	2023	2022
Directors, officers and employees share-based compensation	$2,161,387	$36,376,972
Share-based compensation to consultants (equity-classified)	1,066,548	2,642,074
Share-based compensation to consultants (liability-classified)	10,675,481	1,734,364
Total share-based compensation expense	$13,903,416	$40,753,410

Employees of the Company

Employees of the Company, including officers, are entitled to a number of shares of common stock specified in relevant employment contracts and subject to the approval of our Board of Directors Compensation Committee. The total expense of share awards to employees represents the grant date fair value of relevant number of shares to be issued and is recognized, along with additional paid-in capital, ratably over the service period. The majority of awards to employees are equity-classified. The liability that relates to liability classified stock-based compensation contracts amounts to $25,000 on December 31, 2023.

Consultants

From time to time the Company also issues share-based compensation to external consultants providing consulting, marketing, R&D, legal and other services. The number of shares specified within the individual agreements, or a monetary value of those shares, if applicable, is usually negotiated by our Chief Executive Officer and approved by the Board of Directors Compensation Committee. These costs are generally presented as professional fees within general and administrative, and certain qualifying costs may be presented as part of research and development expenses ($0.4 million in the three months ended December 31, 2023).

A part of these share-based awards is classified as equity and accounted for similar to stock-based compensation to employees. Another part of the Company’s share-based awards to consultants is classified as liabilities: mainly if a number of shares a consultant is entitled to is predominantly based on monetary value fixed in the contract. An accrued part of liability in this case is revaluated each period based on market price of the shares of common stock of the Company, until sufficient number of shares is issued. The liability to consultants as at December 31, 2023 amounted to $3.4 million. The Company generally practices prepayment for future services of the consultants by unrestricted shares of common stock – in this case a prepaid asset is recognized on the balance sheet and is amortized over the period the consultant is delivering their services to the Company. These prepaid costs amounted to $4.6 million as at December 31, 2023.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

As at December 31, 2023, the accrual for future awards under 2022 PSA Agreement amounted to approximately $1.3 million. Out of all remaining 2022 PSA Agreement awards, the only awards that are considered probable are capital benchmarks that provide for a 1% of outstanding common stock on every $100 million the Company raises.

As at December 31, 2023, the accrual for future awards under 2023 PSA Agreement amounted to approximately $8.0 million. A part of this provision in the amount of $1.5 million has been recognized within non-current liabilities as the achievement is expected later than 12 months after the balance sheet date. Out of all remaining 2023 PSA Agreement awards, all awards are considered probable by the Company, except for Vehicle Completion Milestone (i) (USA certification and homologation of Class Three Van – expired by end of December 2023), and except for Accelerated Development Milestone which has been achieved (Mullen has acquired a facility with existing equipment that allows the Company to expedite scaling of battery pack production in the USA).

The costs recognized within the line item "Directors, Officers and Employees share-based compensation" in the table above represent both actual issuances of common stock under PSA Agreements and these provisions for future probable awards.

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2023	September 30, 2023
Provision for penalties & settlements	$26,392,247	$27,800,000
Accounts payable accrual	3,228,426	2,964,864
IRS tax liability	2,186,436	2,849,346
Accrued payroll	2,102,931	2,406,650
Accrued interest	1,617,759	1,548,724
Legal fees	611,853	868,495
Refund liability	652,200	652,200
Accrued expense - other	1,375,085	2,111,650
Total	$38,166,937	$41,201,929

NOTE 13 - LIABILITY TO ISSUE STOCK

The liability on December 31, 2023 (current liability in amount of $11.5 million and non-current liability in amount of $1.5 million) represents CEO incentive award provision to be settled in shares of common stock upon achievement of specific targets (current liability in amount of $7.8 million and non-current liability in amount of $1.5 million), as well as certain liability-classified contracts with consultants (current liability in amount of $3.4 million) and other parties (current liability in amount of $0.2 million). The liability on September 30, 2023 mainly related to CEO incentive award provision, see Note 11 - Share Based Compensation for more details.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 14 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

	December 31,	September 30,
	2023	2023
Buildings	$48,539,340	$48,081,466
Machinery and equipment	31,175,282	27,861,452
Land	3,040,303	3,040,303
Construction-in-progress	8,186,675	5,180,642
Other fixed assets	3,953,967	2,824,165
Total cost of assets excluding accumulated impairment	94,895,567	86,988,028
Less: accumulated depreciation	(7,979,326)	(4,955,243)
Property, Plant, and Equipment, net	$86,916,241	$82,032,785

During the last quarter of fiscal year ended September 30, 2023, due to unfavorable market conditions, decline of the market prices of the Company’s common stock, and budgeted performance misses compared to the budgets prepared previously, we have tested long-lived asset for recoverability. The test was performed on September 1, 2023 by independent professional appraisers using both discounted cash flow method and guideline public company method. The fair value of the property, plant, and equipment of the ELMS/Legacy Mullen segment (classified in Level 3 of the fair value hierarchy) was determined on a standalone basis utilizing the cost and market approaches to value. The assets of the Bollinger's segment (see Note 21 - Segment information) were not impaired, except for impairment of goodwill (see Note 6 - Goodwill and intangible assets). An impairment loss in amount of $13,519,492 has been recognized in respect of the property, plant, and equipment of the ELMS/Legacy Mullen segment: primarily construction-in-progress, and machinery and equipment. No additional impairment has been recognized during the quarter ended December 31, 2023.

Depreciation expense related to property, plant, and equipment for the three months ended December 31, 2023 and 2022 was $3,024,083 and $2,037,623, respectively.

NOTE 15 – PREPAID EXPENSES AND PREPAID INVENTORY

	December 31, 2023	September 30, 2023
Prepaid expenses and prepaid inventory
Prepaid expense	$6,686,868	$8,850,311
Prepaid trade shows	3,779,338	2,731,352
Prepaid services	4,606,224	6,041,111
Prepaid inventory	2,813,722	5,063,965
Other prepayments	1,961,227	2,025,154
Prepaid rent	730,833	47,215
Prepaid retainer	685,243	196,115
Customs surety bond	2,600,000	-
Total prepaid expenses and prepaid inventory	$23,863,455	$24,955,223

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 16 – OPERATING EXPENSES

General and administrative expenses consist of the following:

	Three months ended December 31,
	2023	2022
Professional fees	$16,220,998	$8,652,777
Compensation to employees	7,227,842	44,142,360
Advertising and promotions	6,341,015	2,968,234
Depreciation	3,024,083	4,388,355
Amortization	1,319,877	405,972
Employee benefits	1,879,490	1,033,638
Utilities and office expense	1,584,456	255,039
Listing and regulatory fees	1,491,707	1,301,844
Repairs and maintenance	823,234	181,239
Settlements and penalties	1,911,664	20,844
Lease	198,485	831,090
Executive expenses and directors' fees	284,362	209,044
Other	926,839	605,575
Total	$43,234,052	$64,996,011

The main portions of the Professional fees and Compensation to employees relate to stock-based compensation issued to non-employees and employees, respectively, see Note 11 - Share Based Compensation for additional information.

Research and Development

Research and development expenses as of December 31, 2023 and 2022, were $16,169,967 and $8,622,009, respectively. Costs are expensed as incurred. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping costs, and other expenses related to preparation to mass-production of electric vehicles such as Mullen Five EV, Mullen One EV cargo van, etc.

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

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

The table below presents information regarding our lease assets and liabilities.

	December 31, 2023	September 30, 2023
Assets:
Operating lease right-of-use assets	$13,400,598	$5,249,417
Liabilities:
Operating lease liabilities, current	(2,137,882)	(2,134,494)
Operating lease liabilities, non-current	(9,230,806)	(3,566,922)
Total lease liabilities	$(11,368,688)	$(5,701,416)
Weighted average remaining lease terms:
Operating leases	4.32 years	3.98 years
Weighted average discount rate:
Operating leases	28%	28%

Operating lease costs:	For the three months ended December 31,
	2023	2022
Fixed lease cost	$1,316,045	$771,771
Variable lease cost	56,696	31,288
Sublease income	(167,163)	(63,857)
Total operating lease costs	$1,205,578	$739,202

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

The following table reflects maturities of operating lease liabilities at December 31, 2023:

Years ending
September 30,
2024 (9 months)	$2,276,166
2025	5,498,855
2026	4,044,143
2027	3,962,569
2028	3,728,589
Thereafter	1,874,007
Total lease payments	$21,384,329
Less: imputed interest	(10,015,641)
Present value of lease liabilities	$11,368,688

NOTE 18 – INCOME TAXES

The Company and its less than 100% owned subsidiaries are filing separate tax returns and we calculate the provision for income taxes by using a “separate return” method. Section 174 deduction and R&D credits are calculated using consolidated tax return rules and allocated among its members. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because recoverability of the tax assets does not meet the “more likely than not” likelihood at December 30, 2023 and September 30, 2023.

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

From time to time, we are subject to asserted and actual claims and lawsuits arising in the ordinary course of business. Company management reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. We recognize accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our consolidated condensed financial statements to not be misleading. As required by ASC 450 we do not record liabilities when the likelihood is not probable, or when the likelihood is probable, but the amount cannot be reasonably estimated. To estimate whether a loss contingency should be accrued by a charge to income, management evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss.

The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties, and could be material to our operating results and cash flows for a particular period. We evaluate, at least quarterly, developments in our legal proceedings and other contingencies that could affect the amount of liability, including amounts in excess of any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to our accruals and disclosures as appropriate. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Until the final resolution of such matters, if any of our estimates and assumptions change or prove to have been incorrect, we may experience losses in excess of the amounts recorded, which could have a material effect on our business, consolidated condensed financial position, results of operations, or cash flows.

Information with respect to our legal proceedings is contained in Note 19 – Contingencies and Claims of the Notes to Consolidated Condensed Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2023. Other than as set forth herein, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.

Qiantu Motor (Suzhou) Ltd.

On October 11, 2019, Mullen Technologies, Inc. filed a lawsuit in the United States District Court for the Southern District of California (Case No. 3:19-cv-01979-W-DEB) on October 11, 2019. This matter arises out of a contract dispute between Mullen and Qiantu Motor (Suzhou) Ltd. (“Qiantu”) related to the engineering, design, support, and homologation of Qiantu’s K50 vehicle by Mullen. On July 1, 2020, the court ordered this matter to arbitration. It was submitted to the American Arbitration Association on February 9, 2021, for arbitration in Denver, Colorado. On March 14, 2023, the parties entered into a Settlement Agreement providing for full settlement of all pending litigation between Mullen and Qiantu. Mullen continues its analysis of the homologation costs and the parties continue to negotiate licensing rights to the European territories.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

No loss contingencies have been accrued in respect of this matter as at December 31, 2023, other than those paid, as the Company can reasonably estimate neither probability of additional losses, nor their magnitude (if any), based on all available information presently known to management.

International Business Machines (“IBM”)

On May 7, 2019, International Business Machines (‘IBM”) filed a claim against Mullen Technologies, Inc, in the Supreme Court of the State of New York. This matter arises out of a contract dispute between Mullen and IBM related to a joint development and technology license agreement, patent license agreement, and a logo trademark agreement.

The Company has recognized the amounts paid ($5.9 million) as losses on settlement in the year ended September 30, 2022 and does not expect any additional losses to be reasonably possible.

TOA Trading LLC Litigation

On April 11, 2022, TOA Trading LLC and Munshibari LLC (“Plaintiffs”), filed a complaint against Mullen in the United States District Court for the Southern District of Florida. This claim arises out of an alleged breach of contract related to an unpaid finder’s fee. On January 8, 2024, the court, sua sponte reset the February 12, 2024 trial to April 30, 2024.

Based on the early stage of the litigation, no loss contingencies have been accrued in respect of this matter as at December 31, 2023 as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all available information presently known to management.

DBI Lease Buyback Servicing LLC, Drawbridge Investments LLC

On March 2, 2023, DBI and Drawbridge Investments LLC (collectively, “Drawbridge”) filed a complaint in the Commercial Division of the Supreme Court of the State of New York, County of New York against Mullen. The complaint arises out of a letter agreement providing DBI with a right to purchase up to $25 million worth of a to be issued Series E Convertible Preferred Stock and warrants and asserts claims for: (1) specific performance of the alleged agreement; (2) money damages (in an amount exceeding $100 million) arising out of Mullen’s alleged breach of the alleged agreement; and (3) declaratory judgment setting forth Drawbridge’s rights and Mullen’s obligations under the alleged agreement.

On December 5, 2023, as part of the settlement, Drawbridge withdrew its appeal to Mullen’s Motion to Dismiss, which was granted by the court on August 25, 2023, with prejudice. Based on the contract signed by the parties, the Company accrued $1.95 million as of December 31, 2023 in full and complete satisfaction of the claims.

The GEM Group

On September 21, 2021, the GEM Group filed an arbitration demand and statement of claim with the American Arbitration Association against Mullen seeking declaratory relief and damages. This matter arises out of an alleged breach of a securities purchase agreement dated November 13, 2020. On January 24, 2024, the arbitrator ordered Mullen to deposit an additional $24,114,921 into escrow on or before March 9, 2024. The Company is immediately filing an action in the United States District Court for the Central District of California contesting the arbitrator’s decision. The Company has also filed an action in the United States District Court for the Southern District of New York seeking to void the GEM Group agreements made in violation of the Securities Act dealer registration requirements as GEM Group is not a registered FINRA dealer.

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Mullen Stockholder Litigation

In re Mullen Automotive, Inc. Securities Litigation

On May 5, 2022, Plaintiff Margaret Schaub, a purported stockholder, filed a putative class action complaint in the United States District Court Central District of California against the “Company”, as well as its Chief Executive Officer, David Michery, and the Chief Executive Officer of a predecessor entity, Oleg Firer (the “Schaub Lawsuit”). This lawsuit was brought by Schaub both individually and on behalf of a putative class of the Company’s shareholders, claiming false or misleading statements regarding the Company’s business partnerships, technology, and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. An amended complaint was filed on September 23, 2022. The Schaub Lawsuit seeks to certify a putative class of shareholders, and seeks monetary damages, as well as an award of reasonable fees and expenses.

No loss contingencies have been accrued in respect of this matter as at December 31, 2023, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all available information presently known to management.

Trinon Coleman v. David Michery et al.

On December 8, 2023, Trinon Coleman, a purported stockholder, filed a shareholder derivative action in the Court of Chancery for the State of Delaware, purportedly in the right and for the benefit of the Company as a nominal defendant, against Mr. Michery, and Company directors Mr. Puckett, Ms. Winter, Mr. Betor, Mr. Miltner, and Mr. New (the “Coleman Lawsuit”).  This lawsuit asserts claims for breach of fiduciary duty, insider trading, and unjust enrichment primarily in connection with the issues and claims asserted in the Schaub Lawsuit.  The Coleman Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and seeks monetary damages and an award of reasonable fees and expenses.

No loss contingencies have been accrued in respect of this matter as at December 31, 2023, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all available information presently known to management.

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

In re Mullen Automotive, Inc. Derivative Litigation

On August 1, 2022, Jeff Witt and Joseph Birbigalia, purported stockholders, filed a shareholder derivative action in the United States District Court for the Central District of California, purportedly in the right and for the benefit of the Company as a nominal defendant, and Mr. Michery, Mr. Firer, and current or former Company directors Ignacio Novoa, Mary Winter, Kent Puckett, Mark Betor, William Miltner and Jonathan New (the “Witt Lawsuit”). The Witt lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and violation of Section

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit. The Witt Lawsuit seeks monetary damages, as well as an award of reasonable fees and expenses.

No loss contingencies have been accrued in respect of this matter as at December 31, 2023, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all available information presently known to management.

Hany Morsy v. David Michery, et al.

On September 30, 2022, Hany Morsy, a purported stockholder, filed a shareholder derivative action in the United States District Court for the Central District of California, purportedly in the right and for the benefit of the Company as a nominal defendant, against Mr. Michery, Mr. Firer, former Company officer and director, Jerry Alban, and Company directors Mr. Novoa, Ms. Winter, Mr. Puckett, Mr. Betor, Mr. Miltner, and Mr. New (the “Morsy Lawsuit”). This lawsuit asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit. The Morsy Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages, pre-judgment and post-judgment interest, restitution, and an award of reasonable fees and expenses.

On November 8, 2022, the Court consolidated this matter and the Witt Lawsuit.

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

No loss contingencies have been accrued in respect of this matter as at December 31, 2023, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all available information presently known to management.

Other contingencies

Accrued debt settlement

As discussed in the Note 7 - Debt, on December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue discount. The $18 million original issue discount was considered a settlement cost related to a dispute over financings that occurred during the fiscal year ended September 30, 2023. The $18 million settlement cost has been accrued as of September 30, 2023 and is included as accrued expenses and other liabilities at December 31, 2023 and September 30, 2023. When the debt is issued, the $18 million liabilities will be reclassified to note payable.

Refund liabilities

As discussed in the Note 3 – Summary of significant accounting policies, the Company’s contract with a certain dealer contains return provision, stating that they may return unsold vehicles after 1 year. Since the Company does not have sufficient relevant statistics of returns yet, we defer revenue recognition until the vehicles have been sold by such dealer or until there is sufficient evidence to justify a reasonable estimate for the amount of consideration to which the Company

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

expects to be entitled. For any amounts received (or receivable) for which the Company does not recognize revenue when it transfers products to customers, a refund liability is recognized. These liabilities are disclosed in the Note 12 – Accrued expenses and other current liabilities.

NOTE 20 – RELATED PARTY TRANSACTIONS

Related Party Receivable

Prior to its spinoff as a separate entity and the closing of the Merger on November 5, 2021, the Company operated as a division of MTI, an entity in which the Company’s CEO had a controlling financial interest and of which he was CEO and Chairman. Subsequent to the spinoff transaction and Merger on November 5, 2021, the Company processed and disbursed payroll and related compensation benefits for 11 employees that provided services only to MTI and rent costs for facilities utilized by MTI pursuant to a Transition Services Agreement (“TSA”). The terms of the TSA required MTI to repay monthly the amounts advanced by the Company, with penalties calculated at the lower of the prime rate plus 1% or the maximum rate under applicable law charged on the unpaid amounts. The terms of the TSA did not provide for any other payment processing service fee from MTI to the Company except the interest fee on overdue advance balances.

On March 31, 2023, the Company converted approximately $1.4 million of these advances to MTI to a note receivable from MTI. The note bore interest at 10% per year and would mature on March 31, 2025 with a default rate of 15% per annum. By the end of the 2023 fiscal year, the note principal had been increased by additional $0.4 million. The Company incurred approximately $2.5 million and $2.1 million of disbursements on behalf of MTI, and charged penalties and interest in amount of approximately $238 thousand and $179 thousand, by December 31, 2023 and September 30, 2023, respectively. No amounts have been collected for the funds advanced through December 31, 2023. Remaining advances, note and interest receivable as at December 31, 2023 and September 30, 2023 are presented within non-current assets of the consolidated condensed balance sheets.

On January 16, 2023, the Company terminated the TSA with MTI, and received cash from MTI in full settlement of all then receivable amounts outstanding (refer to Note 22 - Subsequent events).

Director Provided Services

For the three months ended December 31, 2023, our non-employee directors have earned compensation for service on our Board of Directors and Committees of our Board of Directors in amount of $118,250 in cash and $150,000 in shares of common stock. In addition, the following non-employee directors were engaged in certain other consulting contracts with the Company:

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner also is an elected Director for the Company, beginning his term in August 2021. For the three months ending December 31, 2023, Mr. Miltner received $14,500 for services rendered. Mr. Miltner has been providing legal services to us since 2020.

Mary Winter

On October 26, 2021, the Company entered into a consulting agreement with Mary Winter, Corporate Secretary and Director, to compensate for Corporate Secretary Services and director responsibilities for the period from October 1, 2021

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

to December 31, 2023, in the amount of $5,000 per month. For the 3 months ended December 31, 2023, Ms. Winter is entitled to $15,000 in consulting fees.

NOTE 21 – SEGMENT INFORMATION

Our CEO and Chairman of the Board, as the chief operating decision maker, makes decisions about resources to be acquired, allocated and utilized to each operating segment. The Company is currently comprised of 2 major operating segments:

●	Bollinger. The Company acquired the controlling interest of Bollinger Motors Inc. (60%) on September 7, 2022. This acquisition positions Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments.
●	Mullen/ELMS. By November 30, 2022, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

All long-lived assets of the Company are located in the United States of America.

The table below represents main financial information pertaining to the segments (there were no material differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or loss).

Segment reporting for the 3 months ended December 31, 2023
	Bollinger	Mullen/ELMS	Total
Revenues	$—	$—	$—
Segment's net loss before income taxes	(8,223,042)	(57,496,575)	(65,719,617)
Total segment assets	158,619,890	222,556,630	381,176,520

Segment reporting for the 3 months ended December 31, 2022
	Bollinger	Mullen/ELMS	Total
Revenues	$—	$—	$—
Segment's net loss before income taxes	(3,897,767)	(375,056,632)	(378,954,399)
Total segment assets	255,966,515	184,985,524	440,952,039

NOTE 22 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through February 13, 2024, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements:

Continued NASDAQ listing

On October 26, 2023, Mullen received approval from the Nasdaq Hearings Panel to continue its listing on The Nasdaq Capital Market. This decision was subject to two conditions:

1.	By January 22, 2024, Mullen must demonstrate a closing bid price of $1 per share for 20 consecutive trading sessions to comply with Listing Rule 5550(a)(2).

MULLEN AUTOMOTIVE INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

2.	By March 8, 2024, the Company needs to hold an annual shareholder meeting, satisfying Listing Rule 5620(a), which requires providing stockholders an opportunity to discuss company affairs with management.

On January 24, 2024, the Company received formal notice from The Nasdaq Stock Market LLC confirming the Company has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

Mullen has scheduled its Annual Meeting of Stockholders to be held on February 29, 2024 to regain compliance with the annual shareholder meeting requirement set forth in Nasdaq Listing Rule 5620(a).

Repayment of related party receivables

On January 16, 2024, the Company terminated the Transition Services Agreement between the Company and Mullen Technologies, Inc., and received cash payment in full settlement of all amounts outstanding (including outstanding notes receivable, advances and related interest and penalties) of approximately $2.7 million (refer to Note 20 – Related party transactions).

Repayment of Promissory Note

The Promissory Note issued to NuBridge Commercial Lending LLC for a principal amount of $5 million (with carrying amount, net of debt discount, of approximately $4.9 million as of December 31, 2023 - see Note 7 - Debt) was repaid by the Company on January 31, 2024, further reducing the overall debt of the Company to approximately $2.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis is intended to help the reader understand Mullen’s results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this Report.

In connection with the Merger Agreement (as defined below), and as disclosed in our Current Report on Form 8-K filed with the SEC on November 12, 2021, our fiscal year end changed from December 31 to September 30, effective for our fiscal year ended September 30, 2022. As a result, and unless otherwise indicated, references to our fiscal year 2023 and prior years mean the fiscal year ended on September 30 of such year.

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

Basis of Presentation

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries Mullen Investment Properties LLC, a Mississippi corporation, Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC, a Delaware corporation, as well as a 60%-owned subsidiary Bollinger Motors Inc., a Delaware corporation. Intercompany accounts and transactions have been eliminated, if any. The financial statements reflect the consolidated condensed financial position and results of operations of Mullen, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Results of Operations

Comparison of the Three Months Ended December 31, 2023 to the Three Months Ended December 31, 2022

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	December 31,
	2023	2022	$ Change	% Change

	(dollar amounts, except percentages)
Operating expenses:
General and administrative	43,234,052	64,996,011	(21,761,959)	33%
Research and development	16,169,967	8,622,009	7,547,958	(88)%
Loss from Operations	$(59,404,019)	$(73,618,020)	$14,214,001	(19)%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	—	(255,960,025)	255,960,025	100%
Loss on derivative liability revaluation	(6,728,981)	(40,781,976)	34,052,995	84%
Loss on extinguishment of debt, net	—	(6,412,170)	6,412,170	100%
Gain on sale of fixed assets	75,990	—	75,990	100%
Gain on lease termination	50,000	—	50,000	100%
Interest expense	(258,023)	(2,828,089)	2,570,066	91%
Other income, net	545,416	645,881	(100,465)	16%
Net loss before income tax benefit	$(65,719,617)	$(378,954,399)	$313,234,782	83%

Income tax benefit	1,726,238	493,654	1,232,584	250%
Net loss	$(63,993,379)	$(378,460,745)	$314,467,366	83%

Net loss attributable to noncontrolling interest	(2,598,481)	(2,184,959)	(413,522)	(19)%
Net loss attributable to stockholders	$(61,394,898)	$(376,275,786)	$314,880,888	84%

Accrued accumulated preferred dividends	(21,303)	(638,677)	617,374	97%
Net loss attributable to common stockholders after preferred dividends	$(61,416,201)	$(376,914,463)	$315,498,262	84%

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

In accordance with accounting standards, we recognize revenue from the sale of electric vehicles upon transfer of control to a customer. In general, the control is transferred at the point of delivery to the customer but certain contracts with our dealers contain a return provision, stating that they may return unsold vehicles after 1 year. Since the Company does not have sufficient relevant statistics of returns yet, we defer revenue recognition until the vehicles have been sold by such dealer or until there is sufficient evidence to justify a reasonable estimate for consideration to which the Company expects to be entitled. Payments from customers are generally expected to be received within 30-60 days after delivery.

The tables below disclose information on deliveries of vehicles, revenue recognized, and payments received from our customers over the recent periods.

	Invoiced during the year ended September 30, 2023
#	Type	Units Invoiced	Amount invoiced	Cash received	Revenue recognized
1	Urban Delivery -UD0	25	366,000	366,000	366,000
2	Mullen 3 -UU	10	652,200	652,200	—
	Total	35	$1,018,200	$1,018,200	$366,000

	Invoiced during the quarter ended December 31, 2023
#	Type	Units Invoiced	Amount invoiced	Cash received	Revenue recognized
1	Mullen 3 -UU	131	8,543,820	—	—
2	Urban Delivery -UD1	100	3,363,500	—	—
	Total	231	$11,907,320	$—	$—

Cost of Goods Sold

Costs of goods sold primarily includes vehicle components and parts, labor costs, amortized tooling costs, provisions for estimated warranty expenses, and other relevant costs associated with the production of our vehicles.

Research and Development

Research and development expenses increased by approximately $7.5 million or 88% from approximately $8.6 million through the three months ended December 31, 2022, to approximately $16.2 million through the three months ended December 31, 2023. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping costs and other expenses related to preparation to mass-production of electric vehicles such as Mullen Five EV, Mullen One EV cargo van, etc.

General and Administrative

General and administrative expenses include all non-production expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses and other expenses. We expense advertising costs as incurred. General and administrative expenses decreased by approximately $21.8 million or 33% from approximately $65.0 million in the three months ended December 31, 2022, to approximately $43.2 million in the three months ended December 31, 2023, primarily due to decreases in compensation to employees, depreciation expense, and lease expense offset by increases in professional fees, utilities, office expense, advertising and promotions expenses.

Other losses

The line item “Other financing costs - initial recognition of derivative liabilities” in the three months ended December 31, 2023 is zero versus the three months ended December 31, 2022 when it amounted to approximately $256 million. Similarly, the derivative liability revaluation loss has decreased by 84% from $40.8 million to $6.7 million. These changes are due to the fact that no additional warrants or convertible notes were issued during the three months ended December 31, 2023 and the monetary value of relevant obligations has significantly decreased in comparison to the three months ended December 31, 2022 (see Notes 7 and 8 to the financial statements).

Interest Expense

Interest expense decreased by approximately $2.6 million, or 91%, from approximately $2.8 million through the three months ended December 31, 2022, to approximately $0.3 million through the three months ended December 31, 2023, primarily due to a decrease in convertible debt that has was fully converted in March, 2023.

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was approximately $61.4 million, or $15.32 net loss per share, for the three months ended December 31, 2023, as compared to a net loss attributable to common stockholders after preferred dividends of approximately $376.9 million, or $6,233.08 loss per share, for the three months ended December 31, 2022 (giving effect to reverse stock splits, see below).

Operating segments

The Company is currently comprised of 2 major operating segments:

●	Bollinger Motors. The Company acquired the controlling interest of Bollinger Motors Inc. (60%) on September 7, 2022. This acquisition positions Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments.
●	Mullen/ELMS. By November 30, 2022, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

Reverse Stock Splits and NASDAQ listing rules compliance

During the calendar year ended December 31, 2023 we have completed 3 reverse stock splits in order to regain compliance with NASDAQ Listing Rule 5550(a)(2). In May 2023, we completed a 1-for-25 reverse split of our outstanding shares of common stock. In August 2023, we completed a 1-for-9 reverse split of our outstanding shares of common stock. The last 1-for-100 reverse stock split was effectuated in December 2023.

On January 24, 2024, the Company received formal notice from The Nasdaq Stock Market LLC confirming the Company has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

Mullen has scheduled its Annual Meeting of Stockholders to be held on February 29, 2024 to regain compliance with the annual shareholder meeting requirement set forth in Nasdaq Listing Rule 5620(a).

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

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $88.9 million as of December 31, 2023. During the three months ended December 31, 2023, the Company used approximately $59.9 million of cash for operating activities. The net working capital on December 31, 2023 amounted to approximately $47.1 million, or approximately $79.3 million after excluding derivative liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the three months ended December 31, 2023, the Company has incurred a net loss of $64 million and, as of December 31, 2023, our accumulated deficit was $1,923.6 million.

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

COVID-19

During the three months ended December 31, 2023, the COVID-19 pandemic did not have a material impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

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

The following is a summary of our debt as of December 31, 2023:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,398,881	$2,398,881	$—	0.00 - 10.00%	2019 - 2021
Real estate note	5,000,000	5,000,000	—	8.99%	2024
Loan advances	332,800	332,800	—	0.00 - 10.00%	2016 - 2018
Less: debt discount	(109,525)	(109,525)	—
Total Debt	$7,622,156	$7,622,156	$—

The Promissory Note issued to NuBridge Commercial Lending LLC for a principal amount of $5 million (with carrying amount, net of debt discount, of approximately $4.9 million as of December 31, 2023) was repaid by the Company on January 31, 2024, further reducing the overall debt of the Company to approximately $2.7 million.

Cash Flows

The following table provides a summary of our cash flow data for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
Net cash provided by (used in):	2023	2022
Operating activities	$(59,891,553)	$(33,227,692)
Investing activities	(6,865,681)	(93,718,182)
Financing activities	—	150,000,000

Cash Flows used in Operating Activities

Our cash flow used in operating activities to date has been primarily comprised of costs related to research and development, payroll and other general and administrative activities. As we continue to ramp up hiring ahead of starting commercial operations, we expect our cash used in operating activities to increase before we start to generate any material cash flow from our business.

Net cash used in operating activities was $59.9 million in the three months ended December 31, 2023, an 80% increase from $33.2 million net cash used during the three months ended December 31, 2022.

Cash Flows used in Investing Activities

Our cash flows used in investing activities, to date, have been comprised mainly of purchases of equipment.

Net cash used in investing activities was $6.9 million in the three months ended December 31, 2023, a 93% decrease from $93.7 million used in investing activities the three months ended December 31, 2022. The primary factor of the change was the ELMS assets acquisition during the three months ended December 31, 2022.

Cash Flows provided by Financing Activities

Through December 31, 2023, we have financed our operations primarily through the issuance of convertible notes and equity securities.

Net cash provided by financing activities was $0.0 for the three months ended December 31, 2023, as compared to $150 million for the three months ended December 31, 2022, when we issued convertible notes in lieu of preferred shares.

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of December 31, 2023, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended September 30,	Payments
2024 (9 months)	$2,276,166
2025	5,498,855
2026	4,044,143
2027	3,962,569
2028	3,728,589
Thereafter	1,874,007
Total Future Minimum Lease Payments	$21,384,329

Non-convertible secured promissory note

On December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note (the “Note”) with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue discount. The Note, which does not include conversion rights, stock, warrants, or other securities, aims to raise capital for the Company's manufacturing operations. The issuance of this non-convertible Note is scheduled for the first trading day when all closing conditions are met. By February 12, 2024, the loan has not been received. The $18 million original issue discount was considered a settlement cost related to a dispute over financings that occurred during the fiscal year ended September 30, 2023. The $18 million settlement cost has been accrued as of September 30, 2023 and is included as accrued expenses and other liabilities at December 31, 2023 and September 30, 2023. When the debt is issued the $18 million will be reclassified to note payable.

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

Scheduled Debt Maturities

The following are scheduled debt maturities as of December 31, 2023:

	Year Ended September 30,
	2024	2025	2026	2027	Thereafter	Total
Total Debt	$7,622,156	$—	$—	$—	$—	$7,622,156

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. In the preparation of these financial statements, our management is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Management considers an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated condensed financial statements. Our significant accounting policies are described in Note 3 to the consolidated condensed financial statements. Management believes none of the accounting policies and estimates are considered critical for the preparation of these consolidated condensed financial statements.

Recent Accounting Pronouncements

Accounting standard updates issued but not yet effective were assessed and determined to be either not applicable or not expected to have a material impact on our consolidated condensed financial statements.

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

We conducted an evaluation pursuant to Rule 13a-15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of December 31, 2023, under the supervision and with the participation of our management, including our

Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of December 31, 2023 because of material weaknesses in the Company’s internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. In conducting our annual review of our internal control over financial reporting for the year ended September 30, 2023, we identified the following material weaknesses described below.

●	Based on management’s review of key accounting and information technology policies and procedures, we have determined that although such policies and procedures exist, they are not all formalized in a written procedure format that is up to date.
●	As a result of absence of formalized review of key controls across several business processes and/or insufficiently formalized documentation evidencing such review, management’s ability to evaluate the design and monitor the effective operation of these preventative and detective internal controls is limited. Accordingly, management’s ability to timely detect, prevent and remediate deficiencies and potential risks has been assessed as inadequate.
●	The Company identified certain design deficiencies in its management and analytical review controls associated with the financial close process. These deficiencies, individually or in the aggregate, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated condensed financial statements might not be prevented or detected on a timely basis.
●	The Company lacks in-house accounting expertise to identify rights and obligations reflected in non-standard agreements, requiring specialized accounting for complex transactions.
●	The Company’s internal control system as well as disclosure controls and procedures failed to ensure the Company properly presents certain related party disclosures in the financial statements for the year ended September 30, 2022, as discussed in the Note 20 to the financial statements for the year ended September 30, 2023.

During the three months ended December 31, 2023, these control deficiencies did not result in identified material misstatements in our consolidated condensed financial statements; however, the control deficiencies described above created a more than remote possibility that a material misstatement in the consolidated condensed financial statements would not be prevented or detected on a timely basis. Therefore, our management concluded that the deficiencies represent material weaknesses.

Based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described above, the consolidated condensed financial statements, included in this Form 10-Q, fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Remediation Efforts to Address the Material Weaknesses

While the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of December 31, 2023, and the Company’s remediation efforts will continue to take place in 2024.

During the three months ended December 31, 2023, the management continued implementing actions in accordance with the remediation plan, including:

●	Improvement of accounting policies and procedures.
●	Development of systems and IT tools to enable the effectiveness and consistent execution of controls over timely and accurate accounting for certain transactions.

●	Consulting with independent accounting firm on accounting and valuation matters.

Changes in Internal Control Over Financial Reporting

The following changes in internal control took place during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

●	In the fourth quarter of the year ended September 30, 2022, the Company acquired a controlling interest (60%) in a substantial subsidiary, Bollinger Motors, Inc. During the three months ended December 31, 2023, as part of our ongoing integration activities, management has been considering the controls design to be incorporated into this business concurrent with the augmentation of our Company-wide controls.
●	During the three months ended December 31, 2023, the Company started considerable production and sales activities and is implementing internal control procedures related to ASC 606.
●	Management of the Company has launched a substantial upgrade of information systems to implement a new enterprise resource planning system (SAP) that is expected to go live in April, 2024.

In addition to the remedial actions taken to date, the Company is considering the full extent of the procedures to implement in order to remediate the material weaknesses described above. Currently, the remediation plan includes:

●	Revising and enhancing effectiveness of the controls put in place during previous periods, including those mentioned above.
●	Continuing to implement processes and controls to better manage and monitor our financial reporting risks, including enhancing the usage of technology and tools.
●	Continuing professional training and education on accounting subjects for accounting staff.
●	Enhancing management review controls related to our financial statement close and financial reporting involving estimates, judgments, and assumptions.
●	Augmenting the design of the financial statement closing and financial reporting process including documentation of accounting treatment of significant and unusual transactions.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, are described in the “Note 19 - Contingencies and Claims” of the notes to the consolidated condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 1A. Risk Factors

In addition to the information set forth in this Report, you should read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended September 30, 2023 which could materially affect our business, financial condition, or future results of operation. The risks described in such report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition and/or future operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

None of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended December 30, 2023.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 20, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A, filed with the SEC on December 21, 2023)

3.2	Amended and Restated Bylaws, as November 30, 2023 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on January 17, 2024)
10.1

Securities Purchase Agreement, dated December 18, 2023, by and among Mullen Automotive Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 22, 2023)

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

Mullen Automotive Inc.

February 13, 2024	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer and duly authorized officer)
/s/ Jonathan New
Jonathan New Chief Financial Officer (Principal Financial Officer)