Form 10-Q
period 2024-03-31
MULLEN AUTOMOTIVE INC.
filed 2024-05-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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
(Address of principal executive offices)

Registrant’s telephone number, including area code: (714) 613‑1900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	MULN	The Nasdaq Stock Market, LLC (Nasdaq Capital Market)
Rights to Purchase Series A-1 Junior Participating Preferred Stock	None	The Nasdaq Stock Market, LLC (Nasdaq Capital Market)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ NO

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ YES ☒ NO

As of May 9, 2024, a total of  11,412,596 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31, 2024	September 30, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,378,089	$155,267,098
Restricted cash	7,429,572	429,372
Accounts receivable	—	671,750
Inventory	32,961,724	16,807,013
Prepaid expenses and prepaid inventories	26,114,664	24,955,223
TOTAL CURRENT ASSETS	88,884,049	198,130,456

Property, plant, and equipment, net	82,803,852	82,032,785
Intangible assets, net	28,812,583	104,235,249
Related party receivable	—	2,250,489
Right-of-use assets	11,616,450	5,249,417
Goodwill, net	—	28,846,832
Other noncurrent assets	2,002,815	960,502
TOTAL ASSETS	$214,119,749	$421,705,730

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$22,698,645	$13,175,504
Accrued expenses and other current liabilities	43,192,512	41,208,929
Dividends payable	445,205	401,859
Derivative liabilities	5,124,487	64,863,309
Liability to issue shares	7,789,786	9,935,950
Lease liabilities, current portion	1,142,350	2,134,494
Notes payable, current portion	2,717,804	7,461,492
Refundable deposits	429,572	429,372
TOTAL CURRENT LIABILITIES	83,540,361	139,610,909
Liability to issue shares, net of current portion	526,684	1,827,889
Lease liabilities, net of current portion	12,638,061	3,566,922
Deferred tax liability	—	3,891,900
TOTAL LIABILITIES	$96,705,106	$148,897,620
Contingencies and claims (Note 19)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 127,474,455 preferred shares authorized;
Preferred Series D; 84,572,538 shares authorized; 363,097 and 363,097 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively (preference in liquidation of $159,000 and $159,000 at March 31, 2024 and September 30, 2023, respectively)	363	363
Preferred Series C; 26,085,378 shares authorized; 1,211,757 and 1,211,757 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively (preference in liquidation of $10,696,895 and $10,696,895 at March 31, 2024 and September 30, 2023, respectively)	1,212	1,212
Preferred Series A; 83,859 shares authorized; 648 and 648 shares issued and outstanding at March 31, 2024 and September 30, 2023, respectively (preference in liquidation of $836 and $836 at March 31, 2024 and September 30, 2023, respectively)	1	1
Common stock; $0.001 par value; 5,000,000,000 and 5,000,000,000 shares authorized at March 31, 2024 and September 30, 2023, respectively; 7,974,442 and 2,871,707 shares issued and outstanding at March 31, 2024 and September 30, 2023 respectively (*)	7,974	2,872
Additional paid-in capital (*)	2,151,067,184	2,071,110,126
Accumulated deficit	(2,055,988,895)	(1,862,162,037)
TOTAL STOCKHOLDERS' EQUITY ATTRIBUTABLE TO THE COMPANY'S STOCKHOLDERS	95,087,839	208,952,537
Noncontrolling interest	22,326,804	63,855,573
TOTAL STOCKHOLDERS' EQUITY	117,414,643	272,808,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$214,119,749	$421,705,730

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Revenue
Vehicle sales	$33,335	$—	$33,335	$—
Cost of revenues	(13,440)	—	(13,440)	—
Gross profit / (loss)	19,895	—	19,895	—

Operating expenses:
General and administrative	$47,903,692	$47,412,338	$91,137,744	$112,408,349
Research and development	24,023,526	20,478,971	40,193,493	29,100,980
Impairment of goodwill	28,846,832	—	28,846,832	—
Impairment of right-of-use assets	3,167,608	—	3,167,608	—
Impairment of intangible assets	73,447,067	—	73,447,067	—
Loss from operations	(177,368,830)	(67,891,309)	(236,772,849)	(141,509,329)

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	—	—	—	(255,960,025)
Gain/(loss) on derivative liability revaluation	3,622,758	(48,439,415)	(3,106,223)	(89,221,391)
Gain/(loss) on extinguishment of debt	34,625	(40,000)	34,625	(6,452,170)
Gain/(loss) on disposal of fixed assets	(449,855)	385,031	(373,865)	385,031
Gain on lease termination	—	—	50,000	—
Interest expense	(259,700)	(1,888,169)	(517,723)	(4,716,258)
Other income, net	893,692	482,405	1,439,108	1,128,286
Net loss before income tax benefit	$(173,527,310)	$(117,391,457)	$(239,246,927)	$(496,345,856)

Income tax benefit	2,165,062	482,922	3,891,300	976,576
Net loss	$(171,362,248)	$(116,908,535)	$(235,355,627)	$(495,369,280)

Net loss attributable to noncontrolling interest	(38,930,288)	(1,995,217)	(41,528,769)	(4,180,176)
Net loss attributable to stockholders	$(132,431,960)	$(114,913,318)	$(193,826,858)	$(491,189,104)

Waived/(accrued) accumulated preferred dividends	(22,043)	8,039,612	(43,346)	7,400,935

Net loss attributable to common stockholders after preferred dividends	$(132,454,003)	$(106,873,706)	$(193,870,204)	$(483,788,169)

Net Loss per Share (*)	$(19.39)	$(1,167.18)	$(35.83)	$(6,378.47)

Weighted average shares outstanding, basic and diluted (*)	6,829,415	91,566	5,410,894	75,847

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 for the three and six months ended March 31, 2024

(unaudited)

	Preferred Stock, total							Total
	(see Note 9 for details)		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, October 1, 2023 (*)	1,575,502	$1,576	2,871,707	$2,872	$2,071,110,126	$(1,862,162,037)	$63,855,573	$272,808,110
Cashless warrant exercise	—	—	3,240,767	3,240	59,161,795	—	—	59,165,035
Share-based compensation	—	—	1,540,927	1,541	20,838,929	—	—	20,840,470
Dividends accumulated on preferred stock	—	—	—	—	(43,345)	—	—	(43,345)
Shares issued to avoid fractional shares on reverse stock split	—	—	321,041	321	(321)	—	—	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(41,528,769)	(41,528,769)
Net loss attributable to stockholders	—	—	—	—	—	(193,826,858)	—	(193,826,858)
Balance, March 31, 2024	1,575,502	$1,576	7,974,442	$7,974	$2,151,067,184	$(2,055,988,895)	$22,326,804	$117,414,643

Balance, January 1, 2024	1,575,502	$1,576	5,884,691	$5,885	$2,134,106,479	$(1,923,556,935)	$61,257,092	$271,814,097
Cashless warrant exercise	—	—	1,220,615	1,220	8,286,146	—	—	8,287,366
Share-based compensation	—	—	869,129	869	8,696,601	—	—	8,697,470
Dividends accumulated on preferred stock	—	—	—	—	(22,042)	—	—	(22,042)
Shares issued to avoid fractional shares on reverse stock split	—	—	7	—	—	—	—	—
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(38,930,288)	(38,930,288)
Net loss attributable to stockholders	—	—	—	—	—	(132,431,960)	—	(132,431,960)
Balance, March 31, 2024	1,575,502	$1,576	7,974,442	$7,974	$2,151,067,184	$(2,055,988,895)	$22,326,804	$117,414,643

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 for the three and six months ended March 31, 2023

(unaudited)

	Preferred Stock, total					Common Stock Owed but not Issued
	(see Note 9 for details)		Common Stock		Paid-in			Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity

Balance, September 30, 2022 (*)	5,721,897	$5,722	37,043	$37	$948,598,586	—	$—	$(889,907,455)	$98,259,819	$156,956,709
Cashless warrant exercise	—	—	63,708	64	295,068,119	6,589	7	—	—	295,068,190
Surplus common stock issued on cashless warrant exercise	—	—	3,499	3	26,735,475	—	—	—	—	26,735,478
Issuance of common stock for conversion of convertible notes and interest	—	—	23,576	24	153,222,210	—	—	—	—	153,222,234
Issuance of common stock for conversion of preferred stock and dividends	(4,145,617)	(4,146)	187	—	4,147	—	—	—	—	1
Reclassification of derivatives to equity upon authorization of sufficient number of shares	—	—	—	—	47,818,882	—	—	—	—	47,818,882
Shares issued to settle note payable	—	—	2,758	3	13,736,400	—	—	—	—	13,736,403
Shares issued to extinguish penalty	—	—	1,022	1	5,519,999	—	—	—	—	5,520,000
Preferred shares series AA issued to officers	1	—	—	—	25,000	—	—	—	—	25,000
Preferred shares series AA refund	(1)	—	—	—	(25,000)	—	—	—	—	(25,000)
Share-based compensation	—	—	8,520	8	52,057,524	—	—	—	—	52,057,532
Preferred stock dividends waiver (accrual)	—	—	—	—	7,400,935	—	—	—	—	7,400,935
Noncontrolling interest	—	—	—	—	—	—	—	—	(4,180,176)	(4,180,176)
Net Loss	—	—	—	—	—	—	—	(491,189,104)	—	(491,189,104)
Balance, March 31, 2023 (*)	1,576,280	$1,576	140,313	$140	$1,550,162,277	6,589	$7	$(1,381,096,559)	$94,079,643	$263,147,084

Balance, January 1, 2023 (*)	1,576,780	$1,577	75,274	$75	$1,190,856,450	—	$—	$(1,266,183,241)	$96,074,860	$20,749,721
Cashless warrant exercise	—	—	47,786	48	183,914,165	6,589	7	—	—	183,914,220
Issuance of common stock for conversion of convertible notes and interest	—	—	13,762	14	93,819,343	—	—	—	—	93,819,357
Issuance of common stock for conversion of preferred stock and dividends	(499)	(1)	2	—	—	—	—	—	—	(1)
Reclassification of derivatives to equity upon authorization of sufficient number of shares	—	—	—	—	47,818,882	—	—	—	—	47,818,882
Preferred shares series AA refund	(1)	—	—	—	(25,000)	—	—	—	—	(25,000)
Share-based compensation	—	—	3,489	3	25,738,825	—	—	—	—	25,738,828
Dividends accumulated on preferred stock	—	—	—	—	8,039,612	—	—	—	—	8,039,612
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	—	—	(1,995,217)	(1,995,217)
Net loss attributable to stockholders	—	—	—	—	—	—	—	(114,913,318)	—	(114,913,318)
Balance, March 31, 2023 (*)	1,576,280	$1,576	140,313	$140	$1,550,162,277	6,589	$7	$(1,381,096,559)	$94,079,643	$263,147,084

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(235,355,627)	$(495,369,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,609,276	60,303,367
Revaluation of derivative liabilities	3,106,223	89,221,391
Depreciation and amortization	14,310,450	8,523,682
Issuance of warrants to suppliers	—	6,814,000
Deferred income taxes	(3,891,300)	(901,999)
Other financing costs - initial recognition of derivative liabilities	—	255,960,025
Impairment of intangible assets	73,447,067	—
Impairment of goodwill	28,846,832	—
Impairment of right-of-use assets	3,167,608	—
Non-cash interest and other operating activities	216,021	(1,745,882)
Loss/(gain) on assets disposal	323,865	—
Loss/(gain) on extinguishment of debt	(34,625)	6,452,170

Changes in operating assets and liabilities:
Accounts receivable	671,750	—
Inventories	(16,154,711)	—
Prepaids and other assets	(726,490)	(8,271,388)
Accounts payable	9,523,141	8,429,257
Accrued expenses and other liabilities	(77,010)	2,672,040
Right-of-use assets and lease liabilities	(1,455,446)	345,232
Net cash used in operating activities	(108,472,976)	(67,567,385)

Cash Flows from Investing Activities
Purchase of equipment	(12,470,001)	(4,298,563)
Purchase of intangible assets	—	(204,660)
ELMS assets purchase	—	(92,916,874)
Net cash used in investing activities	(12,470,001)	(97,420,097)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable	—	150,000,000
Payment of notes payable	(4,945,832)	(460,000)
Reimbursement for over issuance of shares	—	17,819,660
Net cash provided by financing activities	(4,945,832)	167,359,660

Change in cash	(125,888,809)	2,372,178
Cash and restricted cash (in amount of $429,372), beginning of period	155,696,470	84,375,085
Cash and restricted cash (in amount of $7,429,572), ending of period	$29,807,661	$86,747,263

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$37,458	$5,028
Cash paid for income taxes	—	800

Supplemental Disclosure for Non-Cash Activities:
Exercise of warrants recognized earlier as liabilities	$59,163,019	$268,713,397
Right-of-use assets obtained in exchange of operating lease liabilities	11,185,901	370,668
Convertible notes and interest - conversion to common stock	—	153,222,236
Reclassification of derivatives to equity upon authorization of sufficient number of shares	—	47,818,882
Common stock issued to extinguish other liabilities	—	10,500,712
Waiver of dividends by stockholders	—	6,872,075
Warrants issued to suppliers	—	6,814,000
Debt conversion to common stock	—	1,096,787
Extinguishment of operational liabilities by sale of property	—	767,626
Extinguishment of financial liabilities by sale of property	—	231,958

See accompanying notes to these unaudited consolidated financial statements.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mullen Automotive Inc., a Delaware corporation (“Mullen”, “we” or the “Company”), is a Southern California-based development-stage electric vehicle company that operates in various verticals of businesses focused within the automotive industry.

Mullen Automotive Inc., a California corporation (“Previous Mullen”), was originally formed on April 20, 2010, as a developer and manufacturer of electric vehicle technology and operated as the Electric Vehicle (“EV”) division of Mullen Technologies, Inc. (“MTI”) until November 5, 2021, at which time Previous Mullen underwent a capitalization and corporate reorganization by way of a spin-off to its shareholders, followed by a reverse merger with and into Net Element, Inc., which was accounted for as a reverse merger transaction, in which Previous Mullen was treated as the acquirer for financial accounting purposes. (the “Merger”). The Company changed its name from “Net Element, Inc.” to “Mullen Automotive Inc.” and the Nasdaq ticker symbol for the Company’s common stock changed from “NETE” to “MULN” on the Nasdaq Capital Market at the opening of trading on November 5, 2021.

Mullen is building and delivering the newest generation of commercial trucks through the Bollinger Motors and ELMS acquisitions.

Since acquiring a controlling interest in Bollinger Motors, Inc. in September 2022, Mullen has strategically expanded into the medium-duty truck segments (Classes 4-6) and the electric Sport Utility and Pickup Truck markets. In October 2022, Mullen successfully completed a significant acquisition of assets from Electric Last Mile Solutions (ELMS), which included a manufacturing facility in Mishawaka, Indiana, and all necessary intellectual property for the design and production of Class 1 and Class 3 electric vehicles. The first electric vehicles, produced at our Tunica, Mississippi plant, were successfully delivered to customers in August 2023.

Since starting production, we have invoiced 397 vehicles, totaling $17.3 million. For the six months ended March 31, 2024, we delivered 362 vehicles valued at $16.3 million. The Company will not recognize revenue or accounts receivable until payment is received, and the return policy for the vehicles no longer applies once the dealer sells the vehicles to the final customer.

Basis of Presentation and Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Mullen Investment Properties LLC, a Mississippi corporation, Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC, a Delaware corporation, Mullen Advanced Energy Operations, LLC, a California corporation, as well as a 60%-owned (on a fully dilutive basis) subsidiary Bollinger Motors Inc., a Delaware corporation. Intercompany accounts and transactions, if any, have been eliminated. Noncontrolling interest presented in these consolidated financial statements relates to the portion of equity (net assets) in subsidiaries not attributable, directly or indirectly, to Mullen. Net income or loss are allocated to noncontrolling interests by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates.

These unaudited interim consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated financial statements for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods. Comprehensive loss is not separately presented as the amounts are equal to net loss for the three and six months ended March 31, 2024 and 2023. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the SEC on January 16, 2024.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Splits

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

On January 24, 2024, the Company received formal notice from The Nasdaq Stock Market LLC confirming the Company has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). On March 6, 2024, the Company received formal notice from Nasdaq confirming that it has regained compliance with the annual shareholder meeting requirement set forth in Nasdaq Listing Rule 5620(a). The Company is now in full compliance with Nasdaq’s continued listing requirements and will continue to be listed and traded on the Nasdaq Capital Market.

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

No fractional shares were issued in connection with the reverse stock splits. All shares of common stock that were held by a stockholder were aggregated subsequent to the reverse stock split and each fractional share resulting from such aggregation held by a stockholder was rounded up to the next whole share. As a result, an additional 321,048 shares were issued for the benefit of stockholders that would otherwise obtain fractional shares upon reverse stock split in December 2023.

The number and par value of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were not affected by the reverse stock splits, but their conversion ratios have been proportionally adjusted. There were no outstanding shares of Series B Preferred Stock as of the effective date of the reverse stock splits.

The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits (See Note 10 - Loss per share for reverse stock splits effect on loss per share). All issued and outstanding common stock and per share amounts contained in the financial statements have been adjusted to reflect the reverse stock splits for all periods presented. The common stock and additional paid-in-capital line items of the financial statements were adjusted to account for the reverse stock splits for all periods presented (with $833,431 value of common stock decreased and additional paid-in-capital increased on September 30, 2022).

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

These consolidated financial statements have been prepared on the basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

During the six months ended March 31, 2024, the COVID-19 pandemic did not have a material impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $29.8 million as of March 31, 2024. During the six months ended March 31, 2024, the Company used approximately $108.5 million of cash for operating activities. The net working capital on March 31, 2024 amounted to approximately $5.3 million, or approximately $18.3 million after excluding derivative liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the six months ended March 31, 2024, the Company has incurred a net loss of $235.4 million and, as of March 31, 2024, our accumulated deficit was $2,056.0 million. The Company believes that substantial doubt about its ability to continue as a going concern does exist as its cash on hand will be insufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the filing of this Form 10-Q.

If the Company does not secure adequate funding to fulfill its current liabilities, it anticipates seeking bankruptcy protection in various jurisdictions within 30 days of publishing these financial statements. The Company anticipates that its available funds will be insufficient to cover its obligations for at least the next twelve months from the date this Form 10-Q was filed. Consequently, there is significant uncertainty regarding the Company's ability to continue operating. The Company is actively pursuing additional funds (see Note 21 Subsequent Events - $50 Million Note and Warrant Financing, $100 Million Financing Arrangement, and First Tranche of $50 Million Financing Payable on Execution). As part of its cost-cutting measures, the Company plans to further reduce its workforce and streamline operations, including downsizing its physical locations. However, there is no guarantee that the Company will be able to restructure its debts and/or secure the necessary financing on favorable terms.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

We operate within an industry that is subject to rapid technological change, intense competition, and significant government regulation. It is subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological, required knowledge of industry governmental regulations, and other risks associated with an emerging business. The Company is dependent on its suppliers, including single source suppliers, for the production of the Mullen vehicles and depends on ability of these suppliers to deliver necessary components of our products in a timely manner at prices, quality levels and volumes acceptable to us. Any one or combination of these or other risks could have a substantial influence on our future operations and prospects for commercial success.

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

Restricted Cash

The main part of restricted cash in amount of $7 million relates to an escrow account that will become the property of the party determined in the arbitration with GEM Group (see Note 19 – Contingencies and Claims). The amount and interest earned will be released only upon further order of the arbitrator, a court or other tribunal of competent jurisdiction, or by agreement of the parties.

Cash obtained from customer deposits is held by the Company and is restricted from use to fund operations. Refundable deposits were $430 thousand as of March 31, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various advance payments made for goods or services to be received in the future.

Inventory

Inventories are stated at the lower of cost or net realizable value and consist of raw materials, work in progress and finished goods. Cost of inventories is determined using the standard cost method, which approximates actual cost on a first-in first-out basis. This method includes direct materials, direct labor, and a proportionate share of manufacturing overhead costs based on normal capacity. Regular reviews are performed to identify and account for variances between the standard costs and actual costs. Any variances identified are recognized in the cost of revenues during the period in which they occur.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly reviews its inventories for excess and obsolete items by assessing their net realizable value (NRV). The NRV is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This analysis considers factors such as demand forecasts, product life cycles, product development plans, and current market conditions. Provisions are made to reduce the carrying value of the inventories to their net realizable value. Once inventory is written down, a new, lower-cost basis is established, and the inventory is not subsequently written up if market conditions improve. All such inventory write-downs are included as a component of cost of revenues in the period in which the write-down occurs. Adjustments to these estimates and assumptions could impact our financial position and results of operations.

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

Income Taxes

Income taxes are recorded in accordance with ASC 740, "Income Taxes". We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the “more likely than not” threshold for financial statement recognition and measurement. These are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. At March 31, 2024 and 2023, there were no material uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. The Company maintains a valuation allowance against the full value of its U.S. and state net deferred tax assets because the Company believes the recoverability of the tax assets is not more likely than not as of  March 31, 2024.

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

Leases

The Company follows the provisions of ASC 842, “Leases”, which requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases or lease prepayments reclassified upon lease commencement. When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that we will exercise the option, we consider the option in determining the classification and measurement of the lease. Our leases may include variable payments which are expensed as incurred. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contingencies and Commitments

The Company follows ASC 440 and ASC 450 to account for contingencies and commitments. Certain conditions, as a result of past events, may exist as of the balance sheet date, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Revenue Recognition

The Company’s revenue includes revenue from the sale of electric vehicles and is accounted for in accordance with ASC 606, “Revenue from Contracts with Customers”. The Company applies a five-step analysis to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. Payments for electric vehicles sales are generally received at or shortly after delivery. Sales tax is excluded from the measurement of the transaction price. The revenue from the sale of electric vehicles is recognized when control of the vehicle is transferred to the customer. In general, the control is transferred at the point of delivery to the customer, signifying the fulfillment of our primary performance obligation under ASC 606. Certain contracts with our dealers contain a return provision, stating that they may return unsold vehicles after 1 year. Since the Company does not have sufficient relevant statistics of returns yet, we defer revenue recognition until the vehicles have been sold by such dealer or until there is sufficient evidence to justify a reasonable estimate for consideration to which the Company expects to be entitled. For any amounts received (or receivable) for which the Company does not recognize revenue when it transfers products to customers, a refund liability is recognized. Relevant vehicles transferred to the dealer are presented as “Finished goods delivered to dealer for distribution” in the consolidated balance sheets at initial cost, less any expected costs to recover those products (including potential decreases in the value to the entity of returned products). At the end of each reporting period, the Company updates the measurement of these assets and refund liabilities. The Company did not generate any significant revenue from its core business operations during the three and six months ended March 31, 2024.

Cost of Revenues

The Company’s cost of goods sold includes mainly production costs of vehicles sold in the relevant period as well as a provision for expected warranty expenses.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expenses

General and administrative expenses include expenses not related to production, such as salaries and employee benefits, professional fees, rent, repairs and maintenance, utilities and office expense, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, and licenses. Advertising costs are expensed as incurred and are included in general and administrative expenses. Trade show expenses are deferred until occurrence of the future event in accordance with ASC 720‑35, “Other Expenses – Advertising Cost.” Advertising costs for the three and six months ended March 31, 2024 were approximately $7.3 million and $13.6 million, respectively.

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

The overwhelming part of share-based awards to employees per employment contracts, and a certain part of contracts with non-employees (consultants), are classified as equity with costs and additional paid-in capital recognized ratably over the service period. A significant part of the Company’s share-based awards to consultants is liability-classified: mainly if the number of shares a consultant is entitled to depends on a certain monetary value fixed in the contract. An accrued part of liability in this case is revaluated each period based on earned portion of the grant and changes in market price of the shares of common stock of the Company, until sufficient number of shares is issued.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis. Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, Company management considers the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the hierarchy as per requirements of ASC 820, “Fair value measurements”, i.e.:

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

Expected credit losses

The estimation of expected credit losses that may be incurred as we work through the invoice collection process with our customers and other counterparties requires us to make judgments and estimates regarding probability the amounts due to us are going to be paid. We monitor our customers' payment history and current credit worthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers and other counterparties operate. On  March 31, 2024 and September 30, 2023, no material allowance for credit losses needed to be recognized to cover anticipated credit losses under current conditions. However, uncertainties regarding changes in the financial condition of our customers, either adverse or positive, could impact the amount and timing of any additional credit losses that may be recognized.

Concentrations of Credit Risk

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations. However, we have not experienced any losses in such accounts and management believes we are not exposed to any significant credit risk on these accounts due to high credit rating of relevant financial institutions. The amounts in excess of insured limits as of March 31, 2024 and  September 30, 2023 are $29.0 million and $154.9 million, respectively.

Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. The following pronouncements have been recently adopted by the Company:

ASU 2022-04 - Supplier Finance Program (SFP). This ASU requires that a buyer in a SFP disclose qualitative and quantitative information about its program, including the nature of the SFP and key terms, outstanding amounts as of the end the reporting period, and presentation in its financial statements. This pronouncement has not had an impact on the Company’s consolidated financial statements.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-13 - Measurement of Credit Losses on Financial Instruments (CECL). This guidance, commonly referred to as Current Expected Credit Loss (“CECL”), changes impairment recognition to a model that is based on expected losses rather than incurred losses. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including trade receivables. The Company evaluated and determined the amendment did not have a material effect on the consolidated financial statements.

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

In  December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for fiscal years beginning after  December 15, 2024, with early adoption permitted. The Company expects to enhance income tax disclosures based on new requirements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – SEGMENT INFORMATION

Our CEO and Chairman of the Board, as the chief operating decision maker, makes decisions about resources to be acquired, allocated and utilized to each operating segment. The Company is currently comprised of 2 major operating segments:

●

Bollinger. The Company acquired the controlling interest of Bollinger Motors Inc. (60% on a fully diluted basis) on September 7, 2022. This acquisition positions Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments.

●	Mullen/ELMS. By November 30, 2022, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

All long-lived assets of the Company are in the United States of America.

The table below represents main financial information pertaining to the segments (there were no material differences from the last annual report in the basis of segmentation or in the basis of measurement of segment profit or loss).

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment reporting for the three and six months ended March 31, 2024
	Bollinger	Mullen/ELMS	Total
Revenue for the three months ended March 31, 2024	$—	$33,335	$33,335
Revenue for the six months ended March 31, 2024	—	33,335	33,335
Segment's net loss before impairment and income taxes for the three months ended March 31, 2024	(8,726,290)	(59,339,513)	(68,065,803)
Segment's net loss before impairment and income taxes for the six months ended March 31, 2024	(19,207,967)	(114,577,453)	(133,785,420)
Segment's net loss before income taxes for the three months ended March 31, 2024	(97,232,147)	(76,295,163)	(173,527,310)
Segment's net loss before income taxes for the six months ended March 31, 2024	(107,713,824)	(131,533,103)	(239,246,927)
Total segment assets	60,455,912	153,663,837	214,119,749

Segment reporting for the three and six months ended March 31, 2023
	Bollinger	Mullen/ELMS	Total
Revenue for the three and six months ended March 31, 2023	$—	$—	$—
Segment's net loss before income taxes for the three months ended March 31, 2023	(7,853,110)	(109,538,347)	(117,391,457)
Segment's net loss before income taxes for the six months ended March 31, 2023	(13,809,161)	(482,536,695)	(496,345,856)
Total segment assets	252,814,591	149,927,637	402,742,228

NOTE 5 – INVENTORY

The Company's inventories are stated at the lower of cost or net realizable value and consist of the following:

	March 31, 2024	September 30, 2023
Inventory
Work in process	$4,848,633	$3,136,590
Raw materials	18,726,440	13,733,385
Finished goods	226,009	—
Finished goods delivered to dealer for distribution	9,160,642	937,322
Less: write-down to net realizable value	—	(1,000,284)
Total Inventory	$32,961,724	$16,807,013

During the six months ended March 31, 2024, approximately $0.9 million of the Company's inventories was consumed for R&D activities, which was recognized as part of research and development expense in the consolidated statement of operations.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The goodwill in net carrying amount of $0  and $28,846,832 as of  March 31, 2024 and as of September 30, 2023, respectively, and pertains to the Bollinger Motors Inc. acquisition on September 7, 2022. Goodwill is not amortized and is tested for impairment annually, or more frequently if there are indicators of impairment. The Company’s management evaluated the goodwill attributable to Bollinger Motors and determined that it was fully impaired.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the quantitative goodwill impairment test, impairment may arise to the extent carrying amount of a reporting unit that includes goodwill (i.e. Bollinger production unit, see Note 4 – Segment information) exceeds its fair value. As a result of impairment test performed on March 31, 2024 by management, impairment in amount of $28,846,832 was recognized in the financial statements for the six months ended March 31, 2024, mainly due to the uncertainty of future fundings required to support the business operations of Bollinger Motors and decrease of Company's market capitalization.

Other intangible assets

Intangible assets with indefinite useful lives are not amortized but instead tested for impairment. Due to unfavorable market conditions and decline of the market prices of the Company’s common stock, we have tested indefinite-lived in-process research and development assets, acquired in September 2022 as part of the Bollinger segment (see Note 4 - Segment information), for recoverability on March 31, 2024 and recognized impairment loss in amount of $58,304,612, mainly due to the uncertainty of future fundings required to support the business and decrease of Company's market capitalization.

Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method. The weighted average useful life of intangible assets is 8.3 years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the intangible assets. An impairment loss in amount of $15,142,455 was recognized in respect of the intangible assets of the ELMS/Legacy Mullen segment (engineering designs) during the six months ended March 31, 2024 - mainly due to performance misses compared to the previous budgets. Their accumulated depreciation in amount of $1,057,877 was derecognized in correspondence with initial cost to present the new cost basis of these assets in accordance with ASC 350-30.

	March 31, 2024			September 30, 2023
			Net			Net
	Cost	Accumulated	Carrying	Cost	Accumulated	Carrying
	Basis	Amortization	Amount	Basis	Amortization	Amount
Finite-Lived Intangible Assets
Patents	$32,447,460	$(5,072,512)	27,374,948	$31,708,460	$(3,445,694)	$28,262,766
Engineering designs	—	—	—	16,200,332	(184,274)	16,016,058
Other	745,947	(233,389)	512,558	745,947	(158,590)	587,357
Trademarks	1,095,693	(170,616)	925,077	1,180,138	(115,682)	1,064,456
Total finite-lived intangible assets	34,289,100	(5,476,517)	28,812,583	49,834,877	(3,904,240)	45,930,637
Indefinite-Lived Intangible Assets
In-process research and development assets	$—	$—	$—	$58,304,612	$—	$58,304,612
Total indefinite-lived intangible assets	—	—	—	58,304,612	—	58,304,612
Total Intangible Assets	$34,289,100	$(5,476,517)	$28,812,583	$108,139,489	$(3,904,240)	$104,235,249

Total future amortization expense for finite-lived intangible assets is as follows:

Years Ended September 30,	Future Amortization
2024 (6 months)	$1,746,953
2025	3,503,505
2026	3,503,505
2027	3,493,695
2028	3,363,505
Thereafter	13,201,420
Total Future Amortization	$28,812,583

For the three and six months ended March 31, 2024, amortization of the intangible assets was $1,310,278 and $2,630,155, and it was $763,269 and $3,519,973 for the three and six months ended March 31, 2023, respectively.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – DEBT

Short and Long-Term Debt

Short-term debt is defined as debt with principal maturities of one year or less, long-term debt has maturities greater than one year.

The following is a summary of our indebtedness as of  March 31, 2024:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,385,004	$2,385,004	$—	0.00 - 10.00%	2019 - 2021
Loan advances	332,800	332,800	—	0.00 - 10.00%	2016 - 2018
Total Debt	$2,717,804	$2,717,804	$—

The following is a summary of our indebtedness as of  September 30, 2023:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,398,881	$2,398,881	$—	0.00 - 10.00%	2019 - 2021
Real estate note	5,000,000	5,000,000	—	8.99%	2024
Loan advances	332,800	332,800	—	0.00 - 10.00%	2016 – 2018
Less: debt discount	(270,189)	(270,189)	—
Total Debt	$7,461,492	$7,461,492	$—

Scheduled Debt Maturities

The following are scheduled debt maturities as of March 31, 2024:

	Year Ended September 30,
	2024 (6 months)	2025	2026	2027	2028	Total
Total Debt	$2,717,804	$—	$—	$—	$—	$2,717,804

Accrued interest

As of March 31, 2024 and September 30, 2023, accrued interest on outstanding notes payable was $1,683,720 and $1,548,723, respectively.

NuBridge Commercial Lending LLC Promissory Note

On March 7, 2022, the Company’s wholly owned subsidiary, Mullen Investment Properties, LLC, entered into a Promissory Note (the “Promissory Note”) with NuBridge Commercial Lending LLC for a principal amount of $5 million. The Promissory Note bore interest at a fixed rate of 8.99% per annum and the principal amount was due March 1, 2024. Collateral for the loan included the title to the Company’s property at 1 Greentech Drive, Tunica, MS. Under the Promissory Note, prepaid interest and issuance costs of $1,157,209 were withheld from the principal and recorded as debt discount, which was amortized over the term of the Promissory Note. In January 2024, the loan was paid by the Company in full, and the collateral was released.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Drawbridge and Amended A&R Note with Esousa

On October 14, 2022, the Company entered into an Amended and Restated Secured Convertible Note and Security Agreement (the “A&R Note”) with Esousa Holdings LLC (“Esousa”), including principal of $1,032,217 (net of debt discount of $64,570) and accrued interest of $316,127 along with the liability to issue 467 shares of common stock (having a then carrying value of $10,710,000) and an obligation to compensate for the losses from market value decline of shares were exchanged for a new convertible note payable with a face value of $12,945,914 and 1,022 shares of common stock (having a fair value of $5,524,600), resulting in a loss on extinguishment of $6,452,170. On November 1, 2022, the A&R Note payable to Esousa, inclusive of accrued interest, was converted into 2,758 shares of common stock.

Non-convertible secured promissory note

On December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note (the “Note”) with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue discount. The Note, which did not include conversion rights, stock, warrants, or other securities, aimed to raise capital for the Company's manufacturing operations. The issuance of this non-convertible Note was expected on the first trading day when all closing conditions are met. The $18 million original issue discount was considered a settlement cost related to a dispute over financings that occurred during the fiscal year ended September 30, 2023. The $18 million settlement cost has been accrued as of  September 30, 2023 and is included as accrued expenses and other liabilities at  March 31, 2024 and September 30, 2023. The Note contemplated 10% annual interest, escalating to 18% post-Event of Default. It would mature three months post-issuance. The Note's terms allowed for accelerated repayment upon default, requiring the Company to pay the principal, accrued interest, and other due amounts. The Note was supposed to be secured by the Company’s assets and imposes restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, and affiliate transactions, except for specified exceptions. It mandated prepayment of the principal from net proceeds of any subsequent financing. The funds contemplated by the Debt Agreement have not been received and, on May 7, 2024, the Debt Agreement has been terminated.

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

Amendment No. 3 further provided that the remaining $90 million of the commitment amount will be paid in the first half of 2023 in two tranches. The purchase price per share of Series D Preferred Stock would be the lower of (i) $1.27 ($28,575 after reverse stock splits, see Note 1 - Description of Business and Basis of Presentation), the closing price of the Company’s stock on the date the Securities Purchase Agreement was executed, or (ii) the closing price of the common stock on the trading day immediately preceding the respective purchase date, subject to a floor price of $0.10 per share. For no additional consideration, for every share of Series D Preferred Stock purchased, investors received warrants to purchase shares of common stock equal to 185% of the number of shares of Series D Preferred Stock purchased by the investors at an exercise price equal to the purchase price for shares of Series D Preferred Stock (the warrants also permit cashless exercise). The Company exercised its right and received these investments in April and June 2023, see Note 8 - Warrants and Other Derivative Liabilities and Fair Value Measurements.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2022, the Company issued the unsecured convertible Notes aggregating $150,000,000 in lieu of Series D Preferred Stock. The Notes bore interest at 15% and were convertible into shares of common stock either: (A) at the option of the noteholder at the lower of: (i) $0.303 (to be adjusted to stock splits); or (ii) the closing price of our common stock on January 3, 2023; or (B) mandatorily on November 21, 2022 at the lower of: (i) $0.303 ($6,818 after reverse stock splits, see Note 1 – Description of Business and Basis of Presentation); or (ii) the closing price of our common stock on November 18, 2022, provided adequate unissued authorized shares were available. For each share issued upon conversion, the holders were entitled to 1.85 times as many five-year warrants with an exercise price equal to the conversion price for the Notes.

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

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are only required to be measured at fair value when acquired as a part of business combination or when an impairment loss is recognized. See Note 14 – Property, Plant, and Equipment and Note 6 –Goodwill and Other Intangible Assets for further information. All these valuations are based on Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of these assets or liabilities.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Liabilities Measured at Fair Value on a Recurring Basis

During six months ended March 31, 2024 and 2023, the Company had the following financial liabilities measured at fair value on a recurring basis:

Preferred C Warrants

The warrants, which were exercisable for common stock, issued in connection with the sale of Series C Preferred Stock (the “Preferred C Warrants”) in accordance with the November 2021 Merger Agreement and further amendments, had an exercise price per share of $8.834 (after the reverse stock splits - $198,765) and a cashless exercise option based on certain formula established by relevant contracts.

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

During the quarter ended December 31, 2022, remaining 132 Preferred C Warrants that were outstanding as of September 30, 2022 were fully exercised on a cashless basis.

Preferred D Warrants

In accordance with Series D SPA (see Note 7 - Debt) for every share of Series D Preferred Stock purchased, the investors received 185% (for the final $100 million voluntary investment right expiring June 30, 2023 - 110%) warrants (the “Preferred D Warrants”) exercisable for shares of common stock at an exercise price equal to the lower of (i) $1.27 (after the reverse stock splits - $28,575) or (ii) the market price of common stock on the trading day immediately preceding the purchase notice date. The Preferred D Warrants are exercisable during a five-year period commencing upon issuance. The contracts for the Preferred D Warrants contain cashless exercise provisions similar to Preferred C Warrants described above. Therefore, management applied similar accounting treatment to recognition, measurement, and presentation of the warrant liabilities.

In September 2022, the Company received an initial investment amount of $35 million (exercise price was $0.4379, or $9,853 after reverse stock splits) and issued to investors 79,926,925 shares of Series D Preferred Stock, and 263 Preferred D Warrants (hereinafter warrants and shares of common stock are presented giving effect to the reverse stock splits, see Note 1 – Description of Business and Basis of Presentation).

By September 30, 2022, no Preferred D Warrants were exercised, and all Preferred D Warrants remained outstanding with the fair value on September 30, 2022 in the amount of $55,398,551.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2023, none of prefunded warrants and 382,436 Preferred D Warrants (recognized as liability in the consolidated balance sheets) exercisable into 1,438,009 shares of common stock with fair value of $64,739,175 remained outstanding.

During the three months ended December 31, 2023, a part of remaining Preferred D Warrants were exercised on a cashless basis for 2,020,152 shares of common stock (post reverse stock splits). During the three months ended March 31, 2023, a part of remaining Preferred D Warrants was exercised on a cashless basis for 1,220,615 shares of common stock.

As of March 31, 2023, 18,898 Preferred D Warrants (recognized as liability in the consolidated balance sheets) exercisable into 1,070,499 shares of common stock with fair value of $5,122,610 remained outstanding and their exercise (on a cash or cashless basis) was available to investors for a period of approximately 4.2 years.

After the balance sheet date and by the date these financial statements were available to be issued, all remaining Preferred D Warrants were exercised on a cashless basis and there are no more Preferred D Warrants outstanding.

The fair value of warrant obligations is calculated based on the number and market value of shares that can be issued upon exercise of the warrants. The number of shares to be issued in accordance with relevant agreements is variable and depends on (i) lowest closing market price of shares for 2 days before the exercise, and (ii) multiplicator calculated based on Black Scholes formula where all elements, except for risk-free rate, are fixed on the investment date. Accordingly, the fair value of warrants on recognition date and on subsequent dates was estimated as a maximum of (i) Black Scholes value for cash exercise of relevant warrants and (ii) current market value of the number of shares the Company would be required to issue upon cashless warrant exercise on a relevant date in accordance with warrant contract requirements. The latter valuation, based on observable inputs (level 2), has been higher and reflects the pattern of the warrants exercise since the inception of the Series D SPA.

At each warrant exercise date and each accounting period end the warrant liability for the remaining unexercised warrants is marked-to-market value and the resulting gain or loss is recorded in consolidated statement of operations as a “Gain / (loss) on derivative liability revaluation”.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other derivative liabilities

Other derivative liabilities recognized and remeasured subsequently at fair value include: embedded derivatives issued with convertible notes (primarily, conversion option), and preferred stock that failed equity presentation when the Company had insufficient number of authorized shares available to settle all potential future conversion transactions, automatic increase in interest rate upon an event of default, and optional conversion feature that were not clearly and closely related to the economic characteristics and risks of a debt host. These derivative liabilities were initially recognized on November 15, 2022, when the Company entered into Amendment No. 3 to the Series D SPA (see Note 7 - Debt) having an insufficient number of authorized shares of common stock available for issuance upon conversion of preferred stock and convertible notes payable and the exercise of outstanding warrants. They were carried at fair value and have been reclassified to equity respectively upon final conversion of the Notes, and upon authorization of increase of common stock available for issuance by stockholders of the Company during the three months ending March 2023.

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

As a part of consideration for the Company’s entry into the IP Agreement, the Company issued to Qiantu USA warrants to purchase up to 3,334 (giving effect to the reverse stock splits, see Note 1 – Description of Business and Basis of Presentation) shares of the Company’s common stock (the “Qiantu Warrants”).

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

As it was expected that the Company may not have a sufficient number of authorized shares of common stock available for issuance during the term of the contract (up to September 2024), and the shares to be issued upon possible exercise of warrants have not been registered, the Qiantu Warrants were recognized at fair value on inception ($6,814,000) and on each subsequent period end. Due to decline in market price of shares the fair value of Qiantu Warrants on  September 30, 2023 decreased to $124,134, and on  March 31, 2024 to $1,876. The difference has been recognized within gains (losses) on derivative liabilities revaluation in the consolidated statements of operations.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Breakdown of items recorded at fair value on a recurring basis in consolidated balance sheets by levels of observable and unobservable inputs as of March 31, 2024 and on  September 30, 2023 is presented below:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$5,124,487	$—	$5,122,611	$1,876

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2023	(Level 1 )	(Level 2)	(Level 3)
Derivative liability	$64,863,309	$—	$64,739,175	$124,134

A summary of all changes in warrants and other derivative liabilities is presented below:

Balance, September 30, 2023	$64,863,309
Loss / (gain) on derivative liability revaluation	3,106,223
Reclassification to liability to issue shares upon unfinished warrant exercise on period end	(3,680,006)
Conversions of warrants into common shares	(59,165,039)
Balance, March 31, 2024	$5,124,487

Balance, September 30, 2022	$84,799,179
Derivative liabilities recognized upon issuance of convertible instruments	251,324,164
Derivative liability upon authorized shares shortfall	11,978,166
Loss / (gain) on derivative liability revaluation	89,221,391
Reclassification of derivative liabilities to equity upon authorization of sufficient common shares	(47,818,882)
Financing loss upon over-issuance of shares from warrants	8,934,892
Receivables upon over-issuance of shares from warrants	17,721,868
Reclassification to liability to issue shares upon unfinished warrant exercise on period end	(55,106,287)
Conversions of warrants into common shares	(330,199,230)
Balance, March 31, 2023	$30,855,261

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

At a special meeting on January 25, 2023, stockholders approved the proposal to increase the Company’s authorized common stock capital from 1.75 billion to 5 billion shares. At March 31, 2024, the Company had 5 billion shares of common stock authorized with $0.001 par value per share.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As described in detail in the Note 1 - Description of Business and Basis of Presentation above, by December 31, 2023, the Company has effectuated a series of reverse stock splits. All stock splits resulted in reduction of shares of common stock issued and outstanding and did not affect authorized common stock or preferred stock. The Company had 7,974,442 and 2,871,707 shares of common stock (post reverse stock splits) issued and outstanding on March 31, 2024 and September 30, 2023, respectively.

The holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. In the event of a liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the common stockholders are entitled to receive the remaining assets following distribution of liquidation preferences, if any, to the holders of our preferred stock. The holders of common stock are not entitled to receive dividends unless declared by our Board. To date, no dividends have been declared or paid to the holders of common stock.

When the Company receives a warrant exercise notice or preferred stock conversion notice close to the balance sheet date, and issues relevant order to a transfer agent, which is effectively exercised only after the balance sheet date, relevant shares of common stock are presented in the balance sheet as common stock owed but not issued.

Change in Control Agreements

On August 11, 2023, the Board of Directors approved, and the Company entered, Change in Control Agreements with each non-employee director and Chief Executive Officer. Pursuant to the Change in Control Agreements with each non-employee director, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and such non-employee director will receive $5 million. Pursuant to the Agreement with CEO, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and CEO will receive an aggregate percentage of the transaction proceeds as follows: 10% of the transaction proceeds that are up to and including $1 billion; plus, an additional 5% of transaction proceeds that are more than $1 billion and up to $1.5 billion; and an additional 5% of transaction proceeds that are more than $1.5 billion. A change in control, as defined in the agreements occurs upon (i) any person becoming the beneficial owner of 50% or more of the total voting power of the Company’s then outstanding voting securities, (ii) a change in the composition of the Board, as a result of which fewer than a majority of the directors are Incumbent Directors (as defined in the Change in Control Agreements), or (iii) the consummation of a merger or consolidation of the Company (except when the total voting power of the Company continues to represent at least 50% of the surviving entity), any liquidation, or the sale or disposition by the Company of all or substantially all of its assets.

Preferred Stock

Under the terms of our Certificate of Incorporation, the Board may determine the rights, preferences, and terms of our authorized but unissued shares of Preferred Stock. Pursuant to the terms of its Second Amended and Restated Certificate of Incorporation, as amended, upon conversion of shares of Preferred Stock, such shares so converted are cancelled and not issuable. As of July 26, 2022, as a result of an amendment to its Certificate of Incorporation increasing its authorized Preferred Stock, the Company had 500,000,000 shares of Preferred Stock authorized with $0.001 par value per share, and as of March 31, 2024, pursuant to its terms of Preferred Stock conversion, the Company had remaining 127,474,455 shares of Preferred Stock authorized. The reverse stock splits (see Note 1 - Description of Business and Basis of Presentation above) did not affect the number of shares of Preferred Stock authorized and outstanding, but the conversion ratios were proportionately adjusted to decrease the number of shares of common stock to be issued as a result.

The Company has designated Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock, and Series AA Preferred Stock, which has been cancelled.

On May 1, 2024, in connection with the adoption of a Rights Agreement, the Company filed a Certificate of Designation setting forth the rights, powers and preferences of Series A-1 Junior Participating Preferred Stock par value $0.001 per share, see Note 21 - Subsequent Events for further details.

There were no transactions with Preferred Stock during the six months ended March 31, 2024.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions with Preferred Stock during the three and six months ended March 31, 2023 are presented below:

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Total		Series A		Series C		Series D		Series AA
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, September 30, 2022	5,721,897	$5,722	1,924	$2	1,360,321	$1,360	4,359,652	$4,360	—	$—
Issuance of common stock for conversion of preferred stock and dividends	(4,145,617)	(4,146)	(499)	(1)	(148,564)	(148)	(3,996,554)	(3,997)	—	—
Preferred shares series AA issued to officers	1	—	—	—	—	—	—	—	1	—
Preferred shares series AA refund	(1)	—	—	—	—	—	—	—	(1)	—
Balance, March 31, 2023	1,576,280	$1,576	1,425	$1	1,211,757	$1,212	363,098	$363	—	$—

Balance, January 1, 2023	1,576,780	$1,577	1,924	$2	1,211,757	$1,212	363,098	$363	1	$—
Issuance of common stock for conversion of preferred stock and dividends	(499)	(1)	(499)	(1)	—	—	—	—	—	—
Preferred shares series AA refund	(1)	—	—	—	—	—	—	—	(1)	—
Balance, March 31, 2023	1,576,280	$1,576	1,425	$1	1,211,757	$1,212	363,098	$363	—	$—

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

Year 3: Redemption at 115% of the Redemption Price

Year 4: Redemption at 110% of the Redemption Price

Year 5: Redemption at 105% of the Redemption Price

Year 6 and thereafter: Redemption at 100% of the Redemption Price

The Series C Preferred Stock and Series D Preferred Stock are redeemable by the Company for a Redemption price per share equal to the Issue Price ($8.84 for Series C Preferred Stock and $0.4379 for remaining Series D Preferred Stock), plus all unpaid accrued and accumulated dividends on such share (whether or not declared), provided: (A) the Preferred Stock has been issued and outstanding for a period of at least one year, (B) the issuance of the shares of common stock underlying the Preferred Stock has been registered pursuant to the Securities Act and such registration remains effective, and (C) the trading price for the common stock is less than the Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market.

Dividends

The holders of Series A and Series B Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Series A Preferred Stock and Series B Preferred Stock participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during three and six months ended March 31, 2024 and 2023.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the common stock. The amount of Series D Preferred Stock dividends accumulated as of  March 31, 2024 was approximately $0.4 million.

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

Liquidation, Dissolution, and Winding Up

In the event of any Liquidation Event, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series D Original Issue Price ($0.4379 per share in respect of the outstanding Series D Preferred Stock) plus declared but unpaid dividends (none declared but unpaid dividends on March 31, 2024 and 2023).

In the event of any Liquidation Event, the holders of the Series B Preferred Stock will be entitled to receive, after full execution of rights of the Series D Preferred Stock holders, and prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends (none declared but unpaid dividends on March 31, 2024 and 2023).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock and Series B Preferred Stock, the holders of the Series C Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price ($8.84 per share) plus declared but unpaid dividends (none declared but unpaid dividends on March 31, 2024 and 2023).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any proceeds to the holders of the common stock, by reason of their ownership thereof, $1.29 per share of each share of the Series A Preferred Stock, plus declared but unpaid dividends on such share (none declared but unpaid dividends on March 31, 2024 and 2023). “Liquidation Event” is as defined in the Certificate of Incorporation and, subject to certain exceptions, includes a sale or other disposition of all or substantially all of the Company’s assets, certain mergers, consolidations and transfers of securities, and any liquidation, dissolution or winding up of the Company.

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into 0.0046 (giving effect to the reverse stock splits – see Note 1 – Description of Business and Basis of Presentation) shares of fully paid and non-assessable shares of common stock (rounding up to the nearest share).

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series B Preferred Stock and each share of Series C Preferred Stock are convertible at the option of the holder at any time into such number of shares of common stock as is determined by dividing the Issue Price by the relevant Conversion Price (in each case, subject to adjustment). As of March 31, 2024, there were no shares of Series B Preferred Stock issued and outstanding. As of March 31, 2024, each share of Series C Preferred Stock is convertible into 0.000045 (giving effect to the reverse stock split – see Note 1 – Description of Business and Basis of Presentation) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

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

The Series D Preferred Stock is convertible at the option of each holder at any time into the number of shares of common stock determined by dividing the Series D Original Issue Price (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the Series D Conversion Price, subject to adjustment as set in the Certificate of Designation. As of March 31, 2024, each share of Series D is convertible into 0.000047 (giving effect to the reverse stock split – see Note 1 – Description of Business and Basis of Presentation) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

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

Series AA Preferred Stock

The Series AA Certificate of Designation, filed in November 2022, provided that the Series AA Preferred Stock would have 57,778 votes (giving effect to reverse stock splits, see Note 1 – Description of Business and Basis of Presentation) per share of Series AA Preferred Stock and would vote together with the outstanding shares of the Company’s common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock as a single class exclusively with respect to any proposal to adopt an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s common stock. The Preferred Stock otherwise had no voting rights except as otherwise required by the General Corporation Law of the State of Delaware.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Series AA Preferred Stock was not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. The Series AA Preferred Stock had no rights with respect to any distribution of assets of the Company, including upon a liquidation, bankruptcy, reorganization, merger, acquisition, sale, dissolution or winding up of the Company, whether voluntarily or involuntarily. The holder of the Series AA Preferred Stock was not entitled to receive dividends of any kind. On November 14, 2022, the Company entered into a Subscription and Investment Representation Agreement with David Michery, its Chief Executive Officer, pursuant to which the Company issued and sold one share of the Company’s Series AA Preferred Stock for $25,000 in cash. In January 2023, the outstanding share of Series AA Preferred Stock was redeemed for $25,000, upon the approval by the Company’s stockholders of an amendment to the Certificate of Incorporation to implement a reverse stock split (see Note 1 – Description of Business and Basis of Presentation) and the Company filed a certificate of cancellation of the Series AA Preferred Stock.

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

For the three and six months ended March 31, 2024 and 2023, outstanding warrants, convertible debt and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.”

The following table presents the reconciliation of net loss attributable to common stockholders to net loss used in computing basic and diluted net income per share of common stock (giving effect to the reverse stock splits – see Note 1 - Description of Business and Basis of Presentation):

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(132,431,960)	$(114,913,318)	$(193,826,858)	$(491,189,104)
Less: preferred stock dividends waived/(accrued)	(22,043)	8,039,612	(43,346)	7,400,935
Net loss used in computing basic net loss per share of common stock	$(132,454,003)	$(106,873,706)	$(193,870,204)	$(483,788,169)

Net loss per share	$(19.39)	$(1,167.18)	$(35.83)	$(6,378.47)

Weighted average shares outstanding, basic and diluted	6,829,415	91,566	5,410,894	75,847

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	For the three months ended March 31,		For the six months ended March 31,
Composition of Stock-Based Compensation Expense	2024	2023	2024	2023
CEO share based performance award liability revaluation	$(6,240,510)	$10,100,477	$(6,065,658)	$45,050,885
Share-based compensation to employees and directors	3,487,105	1,219,575	5,473,641	2,646,139
Share-based compensation to consultants (equity-classified)	206,025	3,775,481	1,272,573	6,417,555
Share-based compensation to consultants (liability-classified)	4,253,239	4,454,424	14,928,720	6,188,788
Total share-based compensation expense	$1,705,859	$19,549,957	$15,609,276	$60,303,367

Employees of the Company

Employees of the Company, including officers, are entitled to a number of shares of common stock specified in relevant offer letters and employment contracts and subject to the approval of our Board of Directors Compensation Committee. The total expense of share awards to employees represents the grant date fair value of relevant number of shares to be issued and is recognized, in correspondence with additional paid-in capital, ratably over the service period. The majority of awards to employees are equity-classified. The liability that relates to liability classified stock-based compensation contracts with employees amounts to $50,000 on March 31, 2024. The Company has also accrued a liability (presented within "Accrued expenses and other current liabilities" in the consolidated balance sheets) in an amount of $1.4 million (or 270,392 shares of common stock at market price on  March 31, 2024) to compensate employees for delay with the issuance of common stock per relevant offer letters and employment contracts.

Consultants

From time to time the Company also issues share-based compensation to external consultants providing consulting, marketing, R&D, legal and other services. The number of shares specified within individual agreements, or a monetary value of those shares, if applicable, is negotiated by our Chief Executive Officer and approved by Compensation Committee of the Board of Directors. These costs are generally presented as professional fees within general and administrative, and certain qualifying costs may be presented as part of research and development expenses ($0.4 million over the six months ended March 31, 2024).

A part of these share-based awards is classified as equity and accounted for similar to stock-based compensation to employees. Another part of the Company’s share-based awards to consultants is classified as liabilities: mainly if a number of shares a consultant is entitled to is predominantly based on monetary value fixed in the contract. An accrued part of liability in this case is revaluated each period based on the part of the services performed and market price of the shares of common stock of the Company, until sufficient number of shares is issued. The liability to consultants as of March 31, 2024 amounted to $1.3 million. The Company generally practices prepayment for future services of the consultants by unrestricted shares of common stock – in this case a prepaid asset is recognized on the balance sheet and is amortized over the period the consultant is delivering their services to the Company. These prepaid costs amounted to $4.2 million as of March 31, 2024.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CEO Award Incentive Plans

The Company entered into a CEO Performance Stock Award Agreement, approved by the Board and by stockholders in 2022 (“2022 PSA Agreement”) and a CEO Performance Stock Award Agreement, approved by the Board and by stockholders in 2023 (“2023 PSA Agreement”). Under these plans, the Chief Executive Officer is entitled to share-based awards generally calculated as 1-3% of then outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones) that are supposed to significantly increase value of the Company.

The costs (income) recognized within the line item "CEO share based performance award liability revaluation" in the table above represent both actual issuances of common stock under PSA Agreements and revaluation of these provisions for future probable awards. This share-based compensation is accrued over the service term when it is probable that the milestone will be achieved. The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, current market price of the common stock, and on the number of shares of common stock outstanding – until the shares have been issued, or until fulfilling of the milestone requirements is no longer probable.

As of March 31, 2024, the accrual for future awards under 2022 PSA Agreement amounted to approximately $0.3 million. Out of all remaining 2022 PSA Agreement awards, the only awards that are considered probable are capital benchmarks that provide for a 1% of outstanding common stock on every $100 million the Company raises.

As of March 31, 2024, the accrual for future awards under 2023 PSA Agreement amounted to approximately $2.8 million. A part of this provision in the amount of $0.5 million has been recognized within non-current liabilities as the achievement is expected later than 12 months after the balance sheet date. Out of all remaining 2023 PSA Agreement awards, all awards are considered probable by the Company, except for Vehicle Completion Milestone (i) (USA certification and homologation of Class Three Van – expired by end of December 2023), and except for Accelerated Development Milestone which has been achieved (Mullen has acquired a facility with existing equipment that allows the Company to expedite scaling of battery pack production in the USA).

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2024	September 30, 2023
Provision for settlement expenses and legal fees	$34,865,306	$29,763,627
Tax payables	2,744,801	2,849,346
Accrued payroll	2,460,994	2,406,650
Accrued interest	1,683,720	1,548,724
Refund liability	652,200	652,200
Accrued expense - other	785,491	3,988,382
Total	$43,192,512	$41,208,929

NOTE 13 - LIABILITY TO ISSUE STOCK

The liability to issue stock on  March 31, 2024 (current liability in amount of $7.8 million and non-current liability in amount of $0.5 million) represents CEO incentive award provision to be settled in shares of common stock upon achievement of specific targets (current liability in amount of $2.6 million and non-current liability in amount of $0.5 million), and shares to be issued to certain investors upon warrants exercise in process (876,192 shares or $3.7 million), as well as certain liability-classified contracts with consultants (current liability in amount of $1.3 million) and other parties (current liability in amount of $0.2 million). The liability on  September 30, 2023 mainly related to CEO incentive award provision, see Note 11 - Share Based Compensation for more details.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consists of the following:

	March 31,	September 30,
	2024	2023
Buildings	$50,716,654	$48,081,466
Machinery and equipment	34,111,234	27,861,452
Construction-in-progress	7,451,156	5,180,642
Land	3,065,757	3,040,303
Other fixed assets	4,113,228	2,824,165
Total cost of assets excluding accumulated impairment	99,458,029	86,988,028
Less: accumulated depreciation	(16,654,177)	(4,955,243)
Property, Plant, and Equipment, net	$82,803,852	$82,032,785

During the last quarter of fiscal year ended September 1, 2023, due to unfavorable market conditions, decline of the market prices of the Company’s common stock, and budgeted performance misses compared to the budgets prepared previously, we have tested long-lived asset for recoverability. The test was performed on September 1, 2023 by management with the assistance of independent third-party valuation professionals, using both discounted cash flow method and guideline public company method. The fair value of the property, plant, and equipment of the ELMS/Legacy Mullen segment (classified in Level 3 of the fair value hierarchy) was determined on a standalone basis utilizing the cost and market approaches to value. The assets of the Bollinger's segment (see Note 4 - Segment information) were not impaired, except for impairment of goodwill (see Note 6 - Goodwill and Other Intangible Assets). An impairment loss in amount of $13,519,492 has been recognized in respect of the property, plant, and equipment of the ELMS/Legacy Mullen segment: primarily construction-in-progress, and machinery and equipment. No additional impairment has been recognized in respect of property, plant, and equipment during the six months ended March 31, 2024.

Depreciation expense related to property, plant, and equipment for the three and six months ended March 31, 2024 was $8,656,212 and $11,680,295, respectively ($2,947,555 and $5,351,737 for the three and six months ended March 31, 2023, respectively).

NOTE 15 – PREPAID EXPENSES AND PREPAID INVENTORY

	March 31, 2024	September 30, 2023
Prepaid expenses and prepaid inventory
Prepaid expense	$6,384,261	$8,850,311
Prepaid services	9,367,225	6,284,441
Prepaid inventory	5,944,599	5,063,965
Customs surety bond paid	2,600,000	-
Prepaid trade shows	83,193	2,731,352
Other prepayments	1,735,386	2,025,154
Total prepaid expenses and prepaid inventory	$26,114,664	$24,955,223

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – OPERATING EXPENSES

General and administrative expenses consist of the following:

	Three months ended March 31,		Six months ended March 31,
	2024	2023	2024	2023
Professional fees	$14,463,194	$12,386,745	$30,684,192	$46,634,060
Advertising and promotions	7,295,407	1,158,595	13,636,422	3,760,269
Settlements and penalties	6,749,408	6,244,504	8,661,072	6,265,349
Depreciation	8,058,865	2,966,086	11,082,948	5,370,269
Amortization	1,310,278	850,370	2,630,155	3,607,075
Compensation to employees	1,991,972	18,466,153	9,219,814	37,013,975
Utilities and office expense	1,478,469	905,712	3,062,925	1,067,103
Employee benefits	502,382	585,053	2,381,872	1,618,690
Listing and regulatory fees	636,059	1,433,502	2,127,766	2,735,345
Repairs and maintenance	545,726	201,058	1,368,960	382,297
Lease	774,141	843,963	972,626	1,675,054
Executive expenses and directors' fees	327,549	81,022	611,911	290,066
Other	3,770,242	1,289,575	4,697,081	1,988,797
Total	$47,903,692	$47,412,338	$91,137,744	$112,408,349

The main portion of the Professional fees relate to stock-based compensation, see Note 11 - Share Based Compensation for additional information.

Research and Development

Research and development expenses for the six months ended March 31, 2024 and 2023 were $40,193,493 and $29,100,980, respectively. Research and development expenses for the three months ended March 31, 2024 and March 31, 2023 were $24,023,526 and $20,478,971, respectively. Costs are expensed as incurred. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping costs, and other expenses related to preparation to mass-production of electric vehicles such as Mullen Five EV, Mullen One EV cargo van, etc.

NOTE 17 – LEASES

We have entered into various operating lease agreements for certain offices, manufacturing and warehouse facilities, and land. Operating leases led to recognition of right-of-use assets, and current and noncurrent portion of lease liabilities. These right-of-use assets also include any lease payments made and initial direct costs incurred at lease commencement and exclude lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements which require payments for both lease and non-lease components and have elected to account for these as a single lease component. Certain leases provide for annual increases to lease payment based on an index or rate.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information regarding our lease assets and liabilities.

	March 31, 2024	September 30, 2023
Assets:
Operating lease right-of-use assets	$11,616,450	$5,249,417
Liabilities:
Operating lease liabilities, current	(1,142,350)	(2,134,494)
Operating lease liabilities, noncurrent	(12,638,061)	(3,566,922)
Total lease liabilities	$(13,780,411)	$(5,701,416)
Weighted average remaining lease terms:
Operating leases (in years)	5.29	3.98
Weighted average discount rate:
Operating leases	28%	28%

For the three and six months ended March 31, 2024, we recognized impairment of right-of-use assets in amount of $3.2 million, see also Note 6 - Goodwill and Other Intangible Assets.

Operating lease costs:	For the three months ended March 31,		For the six months ended March 31,
	2024	2023	2024	2023
Fixed lease cost	$1,620,919	$782,101	$2,936,964	$1,360,748
Variable and short-term lease cost	193,627	30,828	250,323	61,822
Sublease income	(144,787)	(45,885)	(311,950)	(65,629)
Total operating lease costs	$1,669,759	$767,044	$2,875,337	$1,356,941

The following table reflects maturities of operating lease liabilities at March 31, 2024:

Years ending September 30,
2024 (6 months)
2024	$1,609,937
2025	6,255,302
2026	4,823,283
2027	4,765,083
2028	4,555,178
Thereafter	7,212,541
Total lease payments	$29,221,324
Less: imputed interest	(15,440,913)
Present value of lease liabilities	$13,780,411

NOTE 18 – INCOME TAXES

The Company and its less than 100% owned subsidiaries are filing separate tax returns and we calculate the provision for income taxes by using a “separate return” method. Section 174 deduction and R&D credits are calculated using consolidated tax return rules and are allocated among its members. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because recoverability of the tax assets does not meet the “more likely than not” requirement as of  March 31, 2024 and September 30, 2023.

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

Information with respect to our legal proceedings is contained in Note 19 – Contingencies and Claims of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2023. Other than as set forth herein, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.

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

No loss provision has been accrued in respect of this matter as of March 31, 2024, as the Company can reasonably estimate neither probability of additional losses (other than those paid), nor their magnitude (if any), based on all information presently available to management.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Business Machines (“IBM”)

On May 7, 2019, International Business Machines (‘IBM”) filed a claim against Mullen Technologies, Inc., in the Supreme Court of the State of New York. This matter arises out of a contract dispute between Mullen and IBM related to a joint development and technology license agreement, patent license agreement, and a logo trademark agreement.

The Company has recognized the amounts paid ($5.9 million) as losses on settlement in the year ended September 30, 2022 and does not expect any additional losses to be reasonably possible.

TOA Trading LLC Litigation

On April 8, 2022, TOA Trading LLC and Munshibari LLC (“Plaintiffs”), filed a complaint against the Company and Mullen Technologies, Inc. in the United States District Court for the Southern District of Florida. Plaintiffs bring claims for breach of contract, or alternatively, unjust enrichment, related to an unpaid alleged finder’s fee in connection with a merger, and seek damages, pre- and post-judgment interest, as well as an award of reasonable fees and expenses.

The Company has accrued expected settlement expense as of  March 31, 2024.

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

On December 5, 2023, as part of the settlement, Drawbridge withdrew its appeal to Mullen’s Motion to Dismiss, which was granted by the court on August 25, 2023, with prejudice. Based on the contract signed by the parties, the Company paid $1.95 million as of March 31, 2024 in full and complete satisfaction of the claims.

The GEM Group

On September 21, 2021, the GEM Group filed an arbitration demand and statement of claim with the American Arbitration Association against Mullen seeking declaratory relief and damages. This matter arises out of an alleged breach of a securities purchase agreement dated November 13, 2020. On November 17, 2023, the arbitrator issued the Partial Final Award on Liability finding that Mullen and Mullen Technologies, Inc. (“MTI”) had repudiated and breached the securities purchase agreement and a related agreement (the “GEM Agreements”).  On January 29, 2024, the parties completed the briefing on the issues of damages and allocation.  To date, no award on damages has been issued.

On August 3, 2023, the Arbitrator ordered Mullen to deposit $7,000,000 into an interest-bearing escrow account with a commercial bank or brokerage firm. On January 24, 2024, the arbitrator ordered Mullen to deposit an additional $24,114,921 into escrow on or before March 9, 2024.  The GEM Group has moved in the United States District Court to confirm that second interim order.  To date, that motion is not fully briefed.

On or about On December 28, 2023, Mullen and MTI filed a complaint against the GEM Group and Christopher F. Brown in the United States District Court for the Southern District of New York alleging, among other things, that the GEM Group and Mr. Brown engaged in an unlawful securities transaction under the federal securities laws by entering into the GEM Agreements while the GEM Group was operating as an unregistered dealer.  The complaint seeks an order declaring, among other things, that the GEM Agreements are void ab initio.  On April 8, 2024, the District Court stayed that action.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has accrued $7 million as a probable settlement expense as of  March 31, 2024. The Company can reasonably estimate neither probability of additional losses, nor their magnitude (if any), based on all information presently available to management.

Mullen Stockholder Litigation

Margaret Schaub v. Mullen Automotive Inc.

On May 5, 2022, Plaintiff Margaret Schaub, a purported stockholder, filed a putative class action complaint in the United States District Court Central District of California against the Company, as well as its Chief Executive Officer, David Michery, and the Chief Executive Officer of a predecessor entity, Oleg Firer (the “Schaub Lawsuit”). This lawsuit was brought by Schaub both individually and on behalf of a putative class of the Company’s shareholders, claiming false or misleading statements regarding the Company’s business partnerships, technology, and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. An amended complaint was filed on September 23, 2022, asserting claims against the Company, Mullen Technologies, Inc., and Mr. Michery. The Schaub Lawsuit seeks to certify a putative class of shareholders, and seeks monetary damages, as well as an award of reasonable fees and expenses.

The Company has accrued expected settlement expense as of  March 31, 2024.

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

No loss provision has been accrued in respect of this matter as of March 31, 2024, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all information presently available to management.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

No loss provision has been accrued in respect of this matter as of March 31, 2024, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all information presently available to management.

Hany Morsy v. David Michery, et al.

On September 30, 2022, Hany Morsy, a purported stockholder, filed a shareholder derivative action in the United States District Court for the Central District of California, purportedly in the right and for the benefit of the Company as a nominal defendant, against Mr. Michery, Mr. Firer, former Company officer and director, Jerry Alban, and Company directors Mr. Novoa, Ms. Winter, Mr. Puckett, Mr. Betor, Mr. Miltner, and Mr. New (the “Morsy Lawsuit”). This lawsuit asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit. The Morsy Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages, pre-judgment and post-judgment interest, restitution, and an award of reasonable fees and expenses. On November 8, 2022, the Court consolidated this matter and the Witt Lawsuit (see above).

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

No loss provision has been accrued in respect of this matter as of March 31, 2024, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all information presently available to management.

Martis v. Michery et al.

On March 14, 2024, Marius Martis, a purported stockholder, filed a shareholder derivative action in the United States District Court for the District of New Jersey, purportedly in the right and for the benefit of the Company as a nominal defendant, against Mr. Michery, Company directors Ms. Winter, Mr. Betor, and Mr. Puckett, as well as third-parties Oleg Firer, Jon Najarian, John Roland, Todd Raarup, Argus Merchant Services, LLC and RBL Capital Group LLC (the “Martis Lawsuit”). This lawsuit purports to seek damages for claims relating to the Net Element, Inc. (“Net Element”) merger and Net Element’s divestiture of a payment processing business, arising under Sections 10(b), 14(a), 20, 21D and 29(b) of the Exchange Act, as well as claims for breach of fiduciary duty.  The Martis Lawsuit seeks rescission, as well as monetary damages and an award of reasonable fees and expenses.

No loss provision has been accrued in respect of this matter as of  March 31, 2024, as the Company can reasonably estimate neither probability of the loss, nor their magnitude (if any), based on all information presently available to management.

Other contingencies

Accrued debt settlement

As discussed in the Note 7 - Debt, on December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue discount. The $18 million original issue discount was considered a settlement cost related to a dispute over financings that occurred during the fiscal year ended September 30, 2023. The $18 million settlement cost has been accrued as of  September 30, 2023 and is included as accrued expenses and other liabilities at  March 31, 2024 and September 30, 2023.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RELATED PARTY TRANSACTIONS

Related Party Receivable

Prior to its spinoff as a separate entity and the closing of the Merger on November 5, 2021, the Company operated as a division of MTI, an entity in which the Company’s CEO had a controlling financial interest and of which he was CEO and Chairman. After the spinoff transaction and Merger on November 5, 2021, the Company processed and disbursed payroll and related compensation benefits for 11 employees that provided services only to MTI and rent costs for facilities utilized by MTI pursuant to a Transition Services Agreement (“TSA”). The terms of the TSA required MTI to repay monthly the amounts advanced by the Company, with penalties calculated at the lower of the prime rate plus 1% or the maximum rate under applicable law charged on the unpaid amounts. The terms of the TSA did not provide for any other payment processing service fee from MTI to the Company except the interest fee on overdue advance balances.

On March 31, 2023, the Company converted approximately $1.4 million of these advances to MTI to a note receivable from MTI. The note bore interest at 10% per year and would mature on March 31, 2025 with a default rate of 15% per annum. By the end of the 2023 fiscal year, the note principal had been increased by additional $0.4 million. The Company incurred approximately $2.5 million and $2.1 million of disbursements on behalf of MTI, and charged penalties and interest in amount of approximately $238 thousand and $179 thousand, by December 31, 2023 and September 30, 2023, respectively. Remaining advances, note and interest receivable as of  September 30, 2023 were presented within non-current assets of the consolidated balance sheets.

On January 16, 2024, the Company terminated the Transition Services Agreement between the Company and Mullen Technologies, Inc., and received cash payment in full settlement of all amounts outstanding (including outstanding notes receivable, advances and related interest and penalties) of approximately $2.7 million.

Director Provided Services

For the six months ended March 31, 2024, our non-employee directors have earned compensation for service on our Board of Directors and Committees of our Board of Directors in amount of $224,500 in cash and $387,411 in shares of common stock. In addition, the following non-employee directors were engaged in certain other consulting contracts with the Company:

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner also is an elected Director for the Company. For the six months ended March 31, 2024, Mr. Miltner was entitled to $706,051 for services rendered. Mr. Miltner has been providing legal services to us since 2020.

Mary Winter

Mary Winter, Corporate Secretary and Director, is compensated for Corporate Secretary responsibilities, in the amount of $5,000 per month. For the six months ended March 31, 2024, Ms. Winter is entitled to $30,000 in consulting fees.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through May 14, 2024, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no subsequent events which required recognition, adjustment to or disclosure in the financial statements.

HVIP program approval

In April 2024, California Air Resources Board has approved the Company’s all-electric Class 3 low cab forward, the 2024 Mullen THREE, for the Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project (“HVIP”). The HVIP program plays a crucial role in the deployment of zero-emission technologies and accelerates commercialization by providing point-of-sale vouchers to make advanced vehicles more affordable. Under HVIP, the 2024 Mullen THREE EV truck, with a suggested MSRP of $68,500, now qualifies for up to $45,000 cash voucher. When combined with the available $7,500 federal tax credit, the net effective cost of the Mullen THREE could be less than $17,000.

Debt Agreement termination

On December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note (the “Note”) with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue discount. The issuance of this non-convertible Note was supposed to happen on the first trading day when all closing conditions are met. The Note contemplated 10% annual interest, escalating to 18% post-Event of Default. It would mature three months post-issuance. The Note's terms allowed for accelerated repayment upon default, requiring the Company to pay the principal, accrued interest, and other due amounts. The Note was supposed to be secured by the Company’s assets and imposes restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, and affiliate transactions, except for specified exceptions. It mandated prepayment of the principal from net proceeds of any subsequent financing. The funds contemplated by the Debt Agreement have not been received and, on May 7, 2024, the Debt Agreement has been terminated.

Liabilities settlement agreement

The Company entered into a Settlement Agreement with Silverback Capital Corporation ("SCC") on May 9, 2024, to resolve outstanding overdue liabilities with different vendors totaling $4,623,655. Under the terms of the agreement, the Company will issue freely tradable common stock shares to SCC, known as "Settlement Shares." The agreement is contingent on court approval following a fairness hearing under Section 3(a)(10) of the Securities Act of 1933. The number of shares issued will be determined based on the stock's trading price during a specified valuation period, with provisions for adjustment based on corporate actions or market conditions. The agreement, enforceable upon court approval, aims to fully settle the specified liabilities without cash outflow.

Stock issuances after the balance sheet date and exercise of remaining warrants

After the balance sheet date and by May 13, 2024, the Company issued 3,438,154 shares of common stock, mainly under the contracts with consultants, and upon exercise of remaining Preferred D Warrants (see Note 8 – Warrants and Other Derivative Liabilities and Fair Value Measurements). By the date these financial statements were available to be issued, there were no more Preferred D Warrants outstanding.

Stockholder Rights Agreement

On May 1, 2024, the Company entered into a Rights Agreement with Continental Stock Transfer & Trust Company, as rights agent, and the Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock and each outstanding share of Preferred Stock Company payable to holders of record as of the close of business on May 13, 2024. Each Right entitles the registered holder to purchase one ten-thousandth of a share of Series A-1 Junior Participating Preferred Stock (“A-1 Preferred Stock”) of the Company at a price of $30.00 per one ten thousandth of a share of A-1 Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date (as defined below). The description and terms of the Rights are set forth in the Rights Agreement.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Rights will not be exercisable until the earlier of ten days after a public announcement by us that a person or group has acquired 10% of more of the shares of Common Stock (an "Acquiring Person") and ten business days (or a later date determined by our board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”). At any time after a person becomes an Acquiring Person, the Board of Directors may, at its option, exchange all or any part of the then outstanding and exercisable Rights for shares of Common Stock at an exchange ratio of one share of Common Stock for each Right, subject to adjustment as specified in the Rights Agreement. Notwithstanding the foregoing, the Board of Directors generally will not be empowered to effect such exchange at any time after any person becomes the beneficial owner of 50% or more of the Common Stock of the Company. The Rights will expire on May 1, 2025, unless previously redeemed or exchanged by the Company. The Rights Agreement is designed to enable all Company stockholders to realize the long-term value of their investment and is intended to protect Mullen and its stockholders from efforts by a single stockholder or group to obtain control of the Company without paying a control premium, see below for further details. The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. Certain exemptions may apply to an Acquiring person. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board of Directors.

Foreign Trade Zone status for Tunica Manufacturing Plant

The Company has been granted Foreign Trade Zone (FTZ) status for its commercial vehicle manufacturing and assembly facility in Tunica, MS, by the U.S. Department of Commerce. An FTZ is a secure area in the U.S. where foreign and domestic goods are treated as being outside U.S. Customs territory for duty and tariff purposes. This designation allows the Company to defer significant amount of import duty payments over FY2024 and FY2025. For vehicles intended for export, the Company will be fully exempt from duties, offering potential savings of up to 20% across both EV cargo vans and trucks. The FTZ approval is expected to provide benefits such as improved cash flow, enhances global competitiveness, reduces taxes, and provides logistical flexibility.

$50 Million Note and Warrant Financing

On May 14, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors for the sale of Senior Secured Convertible Notes and Warrants. The initial aggregate principal amount payable upon execution of the Securities Purchase Agreement is $13.2 million, or $12.5 million including the 5% original issue discount. Investors are also obligated to purchase an additional principal amount of $39.5 million, or $37.5 million including the 5% original issue discount, of Notes and related Warrants if (i) the Company has sufficient authorized shares of Common Stock available to cover 250% of the shares of Common Stock underlying the conversion of the Notes and exercise of the Warrants, (ii) the Common Stock has average daily trading volume of $3 million in the previous ten (10) trading days, (iii) a registration statement covering the shares of Common Stock underlying the conversion of the Notes and exercise of the Warrants has been declared effective, (iv) the Company has obtained stockholder approval of the issuance of the Notes and Warrants in compliance with Nasdaq Listing Rule 5635(d), and (v) the Company is in compliance with the continued listing standards of The Nasdaq Capital Market. Each investor may terminate its obligation to purchase additional amounts under the Securities Purchase Agreement if the Funding Conditions, as well as other closing conditions, have not occurred for a period of three months or longer.

The Convertible Notes accrue interest at 15%, include a 5% Original Issue Discount, and mature in four months from the date of issuance. Upon any event of default, the interest rate automatically increases to 20% per annum. The Company granted a continuing security interest in all of its right, title and interest in, its assets, whether owned, existing, acquired or arising and wherever located. The outstanding principal and accrued but unpaid interest on the Notes may be converted by the holder into shares of Common Stock at the lower of (i) $5.49, (ii) 95% of the closing sale price of the Common Stock on the date that the Company’s registration statement on Form S-1 is declared effective, or (iii) 95% of the lowest daily volume weighted average price in the five (5) trading days prior to such conversion date, provided that the conversion price will not be less than $1.16 per share.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the issuance of the Notes, the holder also received 5-year warrants exercisable for 200% of the shares of Common Stock underlying such Notes at an exercise price equal to 105% of closing sale price of the Common Stock on execution date, subject to further adjustment. The Warrants are also exercisable on a cashless basis, according to a predefined Black Scholes Value and the lower of the two Closing Bid Prices of the Common Stock in the two days prior the time of such exercise (but in any event not less than $0.10). If the Company meets the funding conditions, and the VWAP for each trading day during the 10 trading day period immediately preceding the date on which the Company elects to exercise this option is 250% above the exercise price, the Company will have the right to require the investors to exercise the Warrants for cash.

The Company has agreed to file a registration statement and will seek, pursuant to Nasdaq rules, shareholder approval of the issuance of the shares of common stock issuable upon conversion of the Convertible Notes and exercise of the Warrants via a proxy statement. In the event that the Company fails to file a registration statement by the filing deadline, a registration statement is not declared effective on or prior to a deadline, and in other cases, precluding investors from selling their shares, the Company has agreed (unless the shares of Common Stock are freely tradable pursuant to Rule 144) to make payments to each investor as liquidated damages in an amount equal to 1.5% of such investor’s total committed purchase price and an additional 1.5% on every 30 day anniversary, with a maximum of 12 payments. Such payments will bear interest at the rate of 10% per month (prorated for partial months) until paid in full and may be paid in shares of Common Stock at the option of the Company.

The Company is also be restricted from issuing additional securities to other parties for a certain period of time. The Notes and Warrants are not convertible by a holder to the extent that (i) the holder or any of its affiliates would beneficially own in excess of 9.9% of the Common Stock or (ii) the aggregate number of shares of Common Stock issued in connection with the conversion of all Notes and Warrants, at any time exceeds 19.9% of the total number of shares of Common Stock outstanding or of the voting power of the Common Stock outstanding as of the date of execution of the Securities Purchase Agreement, unless the Company obtains stockholder approval in compliance with Nasdaq Listing Rule 5635(d) (the “Exchange Cap”).

Pursuant to the Securities Purchase Agreement, the investors may exercise within one year an additional investment right under identical terms.

First Tranche of $50 Million Financing Payable on Execution

On May 14, 2024, investors executed the Financing agreement (see above) and agreed to fund the Company $12.5 million upon execution.

$100 Million Financing Arrangement through Senior Secured Notes and Warrants

The Company also signed a commitment letter agreement with an investor for a total investment of $100 million through the issuance of Senior Secured Convertible Notes and Warrants. The Convertible Notes will be issued in eight tranches of $12.5 million over 13 months. The investors will receive a $4 million non-refundable commitment fee, payable in registered common stock. Other conditions are similar to those described above for the $52.6 million Financing Arrangement. The completion of this transaction remains contingent upon mutual consent and the execution of final documentation by both parties.

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

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section titled “Risk Factors” in Item 1A. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in Item 1A above may not be exhaustive. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Mullen Investment Properties LLC, a Mississippi corporation, Ottava Automotive, Inc., a California corporation, Mullen Real Estate, LLC, a Delaware corporation, as well as a majority-owned subsidiary Bollinger Motors Inc., a Delaware corporation. Intercompany accounts and transactions have been eliminated. The financial statements reflect the consolidated financial position and results of operations, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year.

Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023	$ Change	% Change
	(dollar amounts, except percentages)
Revenue
Vehicle sales	$33,335	$—	$33,335	—%
Cost of revenues	(13,440)	—	(13,440)	—%
Gross profit / (loss)	19,895	—	19,895	—%

Operating expenses:
General and administrative	47,903,692	47,412,338	491,354	(1)%
Research and development	24,023,526	20,478,971	3,544,555	(17)%
Impairment of goodwill	28,846,832	—	28,846,832	—%
Impairment of right-of-use assets	3,167,608	—	3,167,608	—%
Impairment of intangible assets	73,447,067	—	73,447,067	—%
Loss from operations	$(177,368,830)	$(67,891,309)	$(109,477,521)	(161)%

Other income (expense):
Gain/(loss) on sale of fixed assets	(449,855)	385,031	(834,886)	(217)%
Gain (loss) on extinguishment of indebtedness	34,625	(40,000)	74,625	(187)%
Gain/(loss) on derivative liability revaluation	3,622,758	(48,439,415)	52,062,173	(107)%
Other income, net	893,692	482,405	411,287	85%
Interest expense	(259,700)	(1,888,169)	1,628,469	(86)%
Total other income (expense)	3,841,520	(49,500,148)	53,341,668	(108)%
Net loss before income tax benefit	$(173,527,310)	$(117,391,457)	$(56,135,853)	(48)%

Income tax benefit	2,165,062	482,922	1,682,140	348%
Net loss	$(171,362,248)	$(116,908,535)	$(54,453,713)	(47)%

Net loss attributable to noncontrolling interest	(38,930,288)	(1,995,217)	(36,935,071)	(1,851)%
Net loss attributable to stockholders	$(132,431,960)	$(114,913,318)	$(17,518,642)	(15)%

Accrued accumulated preferred dividends	(22,043)	8,039,612	(8,061,655)	(100)%

Net loss attributable to common stockholders after preferred dividends	$(132,454,003)	$(106,873,706)	$(25,580,297)	(24)%

Net Loss per Share	(19.39)	(1,167.18)

Weighted average shares outstanding, basic and diluted	6,829,415	91,566

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

The tables below disclose information on deliveries of vehicles, revenue recognized, and payments received from our customers over the recent periods.

Invoiced during the 3 months ended March 31, 2024 (in thousand dollars)
Type	Units invoiced	Amount invoiced	Cash received	Revenue recognized
Urban Delivery (UD1)	131	4,405.9	33.3	33.3
Total	131	$4,405.9	$33.3	$33.3

Cost of Revenues

Costs of revenues primarily includes vehicle components and parts, labor costs, amortized tooling costs, provisions for estimated warranty expenses, and other relevant costs associated with the production of our vehicles.

Research and Development

Research and development expenses increased by approximately $3.5 million or 17% from approximately $20.5 million through the three months ended March 31, 2023, to approximately $24.0 million through the three months ended March 31, 2024. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping costs and other expenses related to preparation to mass-production of electric vehicles such as Mullen Five EV, Mullen One EV cargo van, etc.

General and Administrative

General and administrative expenses include all non-production expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses and other expenses. We expense advertising costs as incurred. General and administrative expenses increased by approximately $0.5 million or 1% from approximately $47.4 million in the three months ended March 31, 2023, to approximately $47.9 million in the three months ended March 31, 2024, primarily due to decreases in compensation to employees and listing and regulatory fees, partially offset by increases in professional fees, utilities, depreciation expense, amortization expense, and advertising and promotions expenses.

Impairment

The net loss for the three months ended March 31, 2024 included impairment charges totaling $105.5 million, mainly due to present uncertainty of availability of future funding required to support the business and decrease of Company's market capitalization. These write-downs include Bollinger's goodwill of $28.8 million, intangible assets of Bollinger ($58.3 million) and ELMS ($15.1 million), and the write-down of right-of-use assets of $3.2 million.

Other losses

The derivative liability mark-to-market revaluation during the three months ended March 31, 2024 resulted in $3.6 million income versus loss of $48.4 million during the three months ended March 31, 2023. These changes are due to the fact that no additional warrants were issued during the three months ended March 31, 2024 and the monetary value of relevant obligations has significantly decreased in comparison to the three months ended March 31, 2023 (see Notes 7 - Debt and 8- Warrants and Other Derivative Liabilities and Fair Value Measurements to the financial statements).

Interest Expense

Interest expense decreased by approximately $1.6 million, or 86%, from approximately $1.9 million through the three months ended March 31, 2023, to approximately $0.3 million through the three months ended March 31, 2024, primarily due to a decrease in convertible debt that has was fully converted by March 31, 2023 and repayment of a $5 million note in January 2024.

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was approximately $132.5 million, or $19.39 net loss per share, for the three months ended March 31, 2024, as compared to a net loss attributable to common stockholders after preferred dividends of approximately $106.9 million, or $1,167.18 loss per share, for the three months ended March 31, 2023 (giving effect to reverse stock splits, see below).

Comparison of the six months ended March 31, 2024 to the six months ended March 31, 2023

The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended
	March 31,
	2024	2023	$ Change	% Change
	(dollar amounts, except percentages)
Revenue
Vehicle sales	$33,335	$—	$33,335	—%
Cost of revenues	(13,440)	—	(13,440)	—%
Gross profit / (loss)	19,895	—	19,895	—%

Operating expenses:
General and administrative	91,137,744	112,408,349	(21,270,605)	19%
Research and development	40,193,493	29,100,980	11,092,513	(38)%
Impairment of goodwill	28,846,832	—	28,846,832	—%
Impairment of right-of-use assets	3,167,608	—	3,167,608	—%
Impairment of intangible assets	73,447,067	—	73,447,067	—%
Loss from operations	$(236,772,849)	$(141,509,329)	$(95,263,520)	(67)%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	—	(255,960,025)	255,960,025	—%
Loss on derivative liability revaluation	(3,106,223)	(89,221,391)	86,115,168	97%
Gain/(loss) on extinguishment of debt	34,625	(6,452,170)	6,486,795	101%
Gain/(loss) on sale of fixed assets	(373,865)	385,031	(758,896)	197%
Gain on lease termination	50,000	—	50,000	—%
Interest expense	(517,723)	(4,716,258)	4,198,535	89%
Other income, net	1,439,108	1,128,286	310,822	(28)%
Net loss before income tax benefit	$(239,246,927)	$(496,345,856)	$257,098,929	52%

Income tax benefit	3,891,300	976,576	2,914,724	298%
Net loss	$(235,355,627)	$(495,369,280)	$260,013,653	52%

Net loss attributable to noncontrolling interest	(41,528,769)	(4,180,176)	(37,348,593)	(893)%
Net loss attributable to stockholders	$(193,826,858)	$(491,189,104)	$297,362,246	61%

Accrued accumulated preferred dividends	(43,346)	7,400,935	(7,444,281)	(101)%
Net loss attributable to common stockholders after preferred dividends	$(193,870,204)	$(483,788,169)	$289,917,965	60%

Revenues

Invoiced during the 6 months ended March 31, 2024 (in thousand dollars)
Type	Units invoiced	Amount invoiced	Cash received	Revenue recognized
Mullen 3 (UU)	131	8,543.8	652.2	—
Urban Delivery (UD1)	231	7,769.4	33.3	33.3
Total	362	$16,313.2	$685.5	$33.3

Cost of Revenues

Costs of revenues primarily includes vehicle components and parts, labor costs, amortized tooling costs, provisions for estimated warranty expenses, and other relevant costs associated with the production of our vehicles.

Research and Development

Research and development expenses increased by $11.1 million, or 38% from approximately $29.1 million through the six months ended March 31, 2023, to approximately $40.2 million through the six months ended March 31, 2024. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping costs and other expenses related to preparation to mass-production of electric vehicles such as Mullen Five EV, Mullen One EV cargo van, etc.

General and Administrative

General and administrative expenses include all non-production expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses and other expenses. We expense advertising costs as incurred. General and administrative expenses decreased by approximately $21.3 million, or 19%, from approximately $112.4 million in the six months ended March 31, 2023, to approximately $91.1 million in the six months ended March 31, 2024, primarily due to decreases in professional fees and compensation to employees, partially offset by increases in advertising and promotions expenses, and depreciation expense.

Impairment

The net loss for the six months ended March 31, 2024 included impairment charges totaling $105.5 million, mainly due to present uncertainty of availability of future funding required to support the business and decrease of Company's market capitalization. These write-downs include Bollinger's goodwill of $28.8 million, intangible assets of Bollinger ($58.3 million) and ELMS ($15.1 million), and the write-down of right-of-use assets of $3.2 million.

Other losses

The line item “Other financing costs - initial recognition of derivative liabilities” in the six months ended March 31, 2024 is zero versus the six months ended March 31, 2023 when it amounted to approximately $256.0 million. Similarly, the derivative liability revaluation loss has decreased by $86.1 million from $89.2 million to $3.1 million. These changes are due to the fact that no additional warrants were issued during the six months ended March 31, 2024 and the monetary value of relevant obligations has significantly decreased in comparison to the six months ended March 31, 2023 (see Notes 7- Debt and 8 - Warrants and Other Derivative Liabilities and Fair Value Measurements to the financial statements).

Interest Expense

Interest expense decreased by approximately $4.2 million, or 89%, from approximately $4.7 million through the six months ended March 31, 2023, to approximately $0.5 million through the six months ended March 31, 2024, primarily due to a decrease in convertible debt that has was fully converted by March 31, 2023 and repayment of a $5 million note in January 2024.

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was approximately $193.9 million, or $35.83 net loss per share, for the six months ended March 31, 2024, as compared to a net loss attributable to common stockholders after preferred dividends of approximately $483.8 million, or $6,378.47 loss per share, for the six months ended March 31, 2023 (giving effect to reverse stock splits, see below).

Operating segments

The Company is currently comprised of two major operating segments:

●

Bollinger Motors. The Company acquired the controlling interest of Bollinger Motors Inc. (60% on a  fully diluted basis) in September 2022. This acquisition positions Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments.

●	Mullen/ELMS. By November 30, 2022, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

Reverse Stock Splits and NASDAQ listing rules compliance

During the calendar year ended December 31, 2023, we have completed three reverse stock splits in order to regain compliance with NASDAQ Listing Rule 5550(a)(2). In May 2023, we completed a 1-for-25 reverse split of our outstanding shares of common stock. In August 2023, we completed a 1-for-9 reverse split of our outstanding shares of common stock. In December 2023, we completed the last 1-for-100 reverse stock split of our outstanding shares of common stock.

On January 24, 2024, the Company received formal notice from The Nasdaq Stock Market LLC confirming the Company has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). On March 6, 2024, the Company received formal notice from Nasdaq confirming that it has regained compliance with the annual shareholder meeting requirement set forth in Nasdaq Listing Rule 5620(a). The Company is now in compliance with Nasdaq’s continued listing requirements and will continue to be listed and traded on the Nasdaq Capital Market.

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

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $29.8 million as of March 31, 2024. During the six months ended March 31, 2024, the Company used approximately $108.5 million of cash for operating activities. The net working capital on March 31, 2024 amounted to approximately $5.3 million, or approximately $18.3 million after excluding derivative liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the six months ended March 31, 2024, the Company has incurred a net loss of $235.4 million and, as of March 31, 2024, our accumulated deficit was $2,056.0 million.

If the Company does not secure adequate funding to fulfill its current liabilities, it anticipates seeking bankruptcy protection in various jurisdictions within 30 days of publishing these financial statements. The Company anticipates that its available funds will be insufficient to cover its obligations for at least the next twelve months from the date this Form 10-Q was filed. Consequently, there is significant uncertainty regarding the Company's ability to continue operating. The Company is actively pursuing additional funds (see Note 21 Subsequent Events - $50 Million Note and Warrant Financing, $100 Million Financing Arrangement, and First Tranche of $50 Million Financing Payable on Execution). As part of its cost-cutting measures, the Company plans to further reduce its workforce and streamline operations, including downsizing its physical locations. However, there is no guarantee that the Company will be able to restructure its debts and/or secure the necessary financing on favorable terms.

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

The following is a summary of our debt as of March 31, 2024:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,385,004	$2,385,004	$—	0.00 - 10.00%	2019 - 2021
Loan advances	332,800	332,800	—	0.00 - 10.00%	2016 - 2018
Total Debt	$2,717,804	$2,717,804	$—

The Promissory Note issued to NuBridge Commercial Lending LLC for a principal amount of $5 million (with carrying amount, net of debt discount, of approximately $4.9 million as of December 31, 2023) was repaid by the Company on January 31, 2024, further reducing the overall debt of the Company to approximately $2.7 million.

Scheduled Debt Maturities

The following are scheduled debt maturities as of March 31, 2024:

	Year Ended September 30,
	2024 (6 months)	2025	2026	2027	2028	Thereafter	Total
Total Debt	$2,717,804	$—	$—	$—	$—	$—	$2,717,804

Cash Flows

The following table provides a summary of our cash flow data for the six months ended March 31, 2024 and 2023:

	Six Months Ended March 31,
Net cash provided by (used in):	2024	2023
Operating activities	$(108,472,976)	$(67,567,385)
Investing activities	(12,470,001)	(97,420,097)
Financing activities	(4,945,832)	167,359,660

Cash Flows used in Operating Activities

Our cash flow used in operating activities to date has been primarily comprised of costs related to research and development, payroll and other general and administrative activities. Net cash used in operating activities was $108.5 million in the six months ended March 31, 2024, a 61% increase from $67.6 million net cash used during the six months ended March 31, 2023.

Cash Flows used in Investing Activities

Our cash flows used in investing activities, to date, have been comprised mainly of purchases of equipment.

Net cash used in investing activities was $12.5 million in the six months ended March 31, 2024, an 87% decrease from $97.4 million used in investing activities during the six months ended March 31, 2023. The primary factor of the change was the ELMS assets acquisition during the three months ended December 31, 2022.

Cash Flows provided by Financing Activities

Through March 31, 2024, we have financed our operations primarily through the issuance of convertible notes and equity securities.

Net cash used in financing activities was $4.9 million for the six months ended March 31, 2024, as compared to $167.4 million net cash obtained from financing activities for the six months ended March 31, 2023, when we issued convertible notes in lieu of preferred shares.

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of March 31, 2024, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended September 30,	Payments
2024 (6 months)	$1,609,937
2025	6,255,302
2026	4,823,283
2027	4,765,083
2028	4,555,178
Thereafter	7,212,541
Total Future Minimum Lease Payments	$29,221,324

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

In preparation of these financial statements, management applied critical estimates and assumptions while performing impairment test for goodwill and other noncurrent assets. We identified Bollinger and ELMS/Legacy Mullen (refer to Note 4 - Segment information) as our reporting units for the purposes of assessing impairments.

We review our noncurrent asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Such conditions could include significant adverse changes in the business climate, current period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. Recoverability of noncurrent asset groups to be held and used is measured by a comparison of the carrying amount of the asset group to future undiscounted net cash flows expected to be generated by the asset group. If the asset group is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Due to a prolonged decrease in our market capitalization, including a significant decline in stock price and budgeted performance targets not achieved as compared to acquisition date budgets, we assessed noncurrent assets for impairment.

Critical accounting estimates for impairment of assets of the Bollinger segment

Our goodwill and indefinite-lived in-process research and development assets, as well as patents, pertain to the Bollinger acquisition on September 7, 2022. As a result of impairment test performed on March 31, 2024 by management, impairment was recognized in the financial statements for the three and six months ended March 31, 2024: including $28,846,832 for goodwill, $58,304,612 for indefinite-lived in-process research and development assets, as well as $1,354,413 for right-of-use assets.

The impairment has been recognized primarily due to present uncertainty of availability of future funding required to support this segment and decrease of Company's market capitalization.

Critical accounting estimates for impairment of assets of the ELMS/Mullen segment

As a result of impairment test performed on March 31, 2024 by management, impairment was also recognized in respect of part of right-of-use assets in amount of $1,813,195, as well as engineering design intangible assets with carrying amount of $15,142,455, which belong to the ELMS/Mullen segment.

The primary reasons for the impairment of these assets were sales slower than expected and decrease of Company's market capitalization.

Estimating the fair value of the reporting units and certain assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, long-term growth rates, contributory asset charges, and other market factors. Assumptions used in impairment assessments are made at a point in time and therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment assessment date. Fair value determinations require significant judgment and are sensitive to changes in underlying assumptions, estimates, and market factors.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of March 31, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of March 31, 2024 because of material weaknesses in the Company’s internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

While preparing the Company’s unaudited interim consolidated financial statements, our management concluded that the following material weaknesses in internal control over financial reporting disclosed in our Annual Report filed on Form 10-K for the year ended September 30, 2023 are not fully remediated:

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

●

The Company identified certain design deficiencies in its controls associated with the financial close process. These deficiencies, individually or in the aggregate, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.

●	The Company lacks in-house accounting expertise to identify rights and obligations reflected in non-standard agreements, requiring specialized accounting for complex transactions.

●

The Company’s internal control system as well as disclosure controls and procedures failed to ensure the Company properly presents certain related party disclosures in the financial statements for the year ended September 30, 2022, as discussed in the Note 20 - Related Party Transactions to the financial statements for the year ended September 30, 2023.

During the six months ended March 31, 2024, these control deficiencies did not result in identified material misstatements in our consolidated financial statements; however, the control deficiencies described above created a more than remote possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, our management concluded that the deficiencies represent material weaknesses.

Based on the performance of additional procedures by management designed to ensure reliability of financial reporting, the Company’s management has concluded that, notwithstanding the material weaknesses described above, the consolidated financial statements, included in this Form 10-Q, fairly present, in all material respects, the Company’s financial position, results of operations, and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Remediation Efforts to Address the Material Weaknesses

While the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of March 31, 2024, and the Company’s remediation efforts will continue to take place in 2024.

During the six months ended March 31, 2024, the management continued implementing actions in accordance with the remediation plan, including:

●	Improvement of accounting policies and procedures.

●	Development of systems and IT tools to enable the effectiveness and consistent execution of controls over timely and accurate accounting for certain transactions.

●	Consulting with independent accounting firm on accounting and valuation matters.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2024, the Company has been implementing internal control improvements in accordance with remediation plan which currently includes:

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, are described in the “Note 19 - Contingencies and Claims” of the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information in this Report; however, set forth below are certain material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023 (the "2023 Form 10-K"). You should also read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition, or future results of operation. The risks described herein and in our 2023 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition and/or future operating results.

We may not be able to raise additional funding nor generate or obtain sufficient cash flows to service all of our existing and future liabilities when they become due, and we may be forced to take other actions to satisfy our obligations, which may not be successful.

We may be unable to obtain alternative sources of financing in an amount sufficient to fund our existing and future liquidity needs. To date, we have yet to generate any significant revenue from our business operations. Our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness, convertible preferred stock and common stock. We will need significant capital to, among other things, conduct research and development, increase our production capacity, and expand our sales and service network. Our ability to successfully expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations. During the six months ended March 31, 2024, the Company used approximately $108.3 million of cash for operating activities.

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $29.8 million as of March 31, 2024. If we are unable to obtain funding or a refinancing or some restructuring of our obligations or other improvement in liquidity, we may not be able to service all our liabilities when they become due. The Company is actively pursuing additional funds and remains in discussions with potential financiers. As part of its cost-cutting measures, the Company plans to further reduce its workforce and streamline operations, including downsizing its physical locations. However, there is no guarantee that the Company will be able to restructure its liabilities and/or secure the necessary financing on favorable terms. If any of our significant obligations are accelerated, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

We are currently evaluating strategic alternatives to address our liquidity issues, but we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled obligations, which could cause us to default on our obligations. As a result, we may seek bankruptcy court protection to continue our efforts to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements.

Our liquidity issues that can force us to seek protection under the federal bankruptcy laws may impact our business and operations.

Due to the uncertainty about our ability to obtain sufficient cash to service current and future liabilities, there is risk that, among other things:

●	third parties’ confidence in our ability to develop and manufacture explore and produce electric vehicles, which could impact our ability to execute on our business strategy;
●	it may become more difficult to retain, attract or replace key employees;
●	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and
●	our suppliers, vendors and service providers could renegotiate the terms of our arrangements, terminate their relationship with us or require financial assurances from us.

Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. For as long as a bankruptcy proceeding continued, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy court protection also could make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and could seek to establish alternative commercial relationships. The occurrence of certain of these events has already negatively affected our business and may have a material adverse effect on our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Termination of Debt Agreement

On May 7, 2024, the Debt Agreement dated December 18, 2023 to issue a non-convertible secured promissory note with a principal amount of $50 million and $18 million original issue discount was terminated (refer to Note 7 – Debt for further information).

Repayment of Related Party Receivables

On January 16, 2024, the Company terminated the Transition Services Agreement between the Company and Mullen Technologies, Inc., and received cash payment in full settlement of all amounts outstanding (including outstanding notes receivable, advances and related interest and penalties) of approximately $2.7 million (refer to Note 20 - Related Party Transactions for further information).

$50 Million Note and Warrant Financing

We are reporting the following information in lieu of reporting on a Current Report on Form 8-K under Item 1.01 (Entry Into a Material Definitive Agreement), Item 2.03 (Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant), and Item 3.02 (Unregistered Sales of Equity Securities).

On May 14, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”), with certain investors, pursuant to which upon the terms and subject to the conditions contained therein, the investors agreed to purchase an aggregate principal amount of $52.6 million of 5% Original Issue Discount Senior Secured Notes convertible into shares of Common Stock (the “Notes”) and five-year warrants exercisable for shares of Common Stock (the “Warrants”).

Upon execution of the Securities Purchase Agreement, the investors purchased an initial aggregate principal amount of $13.2 million, or $12.5 million including the 5% original issue discount, of Notes and also received Warrants, and are obligated to purchase an additional principal amount of $39.5 million, or $37.5 million including the 5% original issue discount, of Notes and related Warrants if (i) the Company has sufficient authorized shares of Common Stock available to cover 250% of the shares of Common Stock underlying the conversion of the Notes and exercise of the Warrants, (ii) the Common Stock has average daily trading volume of $3 million in the previous ten (10) trading days, (iii) a registration statement covering the shares of Common Stock underlying the conversion of the Notes and exercise of the Warrants has been declared effective, (iv) the Company has obtained stockholder approval of the issuance of the Notes and Warrants in compliance with Nasdaq Listing Rule 5635(d), and (v) the Company is in compliance with the continued listing standards of The Nasdaq Capital Market (the “Funding Conditions”). Each investor may terminate its obligation to purchase additional amounts under the Securities Purchase Agreement if the Funding Conditions, as well as other closing conditions, have not occurred for a period of three months or longer.

For a period until the later of (i) the date a registration statement registering the shares issuable upon conversion of the Notes and exercise of the Warrants is declared effective or (ii) the date the Company has obtained stockholder approval for the transaction, the investors have the right, but not the obligation, to purchase an additional $52.6 million of 5% Original Issue Discount Senior Secured Convertible Notes and related Warrants on the same terms and conditions as provided in the Securities Purchase Agreement.

During the period commencing on the execution date and ending on the date immediately following the 90th day after the latest of: (i) the execution date (ii) the date on which a registration statement (or registration statements) registering for resale all Registrable Securities has been declared effective by the SEC and (iii) the date on which stockholder approval of the Exchange Cap (as defined below) is obtained, the Company agreed, with certain exceptions, not to directly or indirectly issue, offer, sell, or otherwise dispose of (or make any announcement) any equity security or any equity-linked or related security, any convertible securities, debt (with or related to equity), any preferred stock or any purchase rights. The Company also agreed not to enter into any fundamental, transaction, such as a merger, sale of more than 50% of the outstanding voting shares, sale of substantially all assets, or business combination, unless the successor entity assumes all of the obligations of the Company under the Notes and Warrants and the other transaction documents.

The Notes and Warrants are not convertible by a holder to the extent that (i) the holder or any of its affiliates would beneficially own in excess of 9.9% of the Common Stock or (ii) the aggregate number of shares of Common Stock issued in connection with the conversion of all Notes and Warrants, at any time exceeds 19.9% of the total number of shares of Common Stock outstanding or of the voting power of the Common Stock outstanding as of the date of execution of the Securities Purchase Agreement, unless the Company obtains stockholder approval in compliance with Nasdaq Listing Rule 5635(d) (the “Exchange Cap”).

Such Notes and Warrants have been issued, and upon conversion or exercise, as applicable, the shares of Common Stock will be issued, pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act.

Description of the Notes

The Notes accrue interest at a rate of 15% per annum, have an original issue discount of 5% and mature four months from the date of issuance. As security for payment of the amounts due and payable under the Notes, the Company granted a continuing security interest in all of its right, title and interest in, its assets, whether owned, existing, acquired or arising and wherever located. The outstanding principal and accrued but unpaid interest on the Notes may be converted by the holder into shares of Common Stock (the “Note Shares”) at the lower of (i) $5.49, (ii) 95% of the closing sale price of the Common Stock on the date that the Company’s registration statement on Form S-1 is declared effective, or (iii) 95% of the lowest daily volume weighted average price in the five (5) trading days prior to such conversion date, provided that the conversion price will not be less than $1.16 per share.

Upon any event of default, the interest rate automatically increases to 20% per annum. An event of default includes failure to obtain stockholder approval within 45 calendar days after the closing date for the initial closing; failure to maintain sufficient reserves of authorized and unissued Common Stock to redeem 250% of the maximum number of shares issuable upon conversion of all the Notes then outstanding; failure to timely deliver, or remove any restrictive legend from, the shares upon conversion of the Note for a period of five business days; failure to pay any amount due under the Note or any other related transaction document; the occurrence of any default under or acceleration prior to maturity of any indebtedness (with certain exclusions) in an aggregate amount in excess of $300,000, subject to any cure or grace period provided, or a payment default under any such indebtedness, if such default remains uncured for a period of 10 consecutive trading days; bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, a judgment, settlement or any other satisfaction of any claim pursuant to any litigation, with respect to the payment of cash, securities and/or other assets with an aggregate fair value in excess of $300,000; the Company breaches any representation or warranty; and failure to file annual or quarterly reports within the required periods.

Description of the Warrants

In connection with the issuance of the Notes, the holder also received 5-year warrants exercisable for 200% of the shares of Common Stock underlying such Notes at an exercise price equal to 105% of closing sale price of the Common Stock on execution date, subject to further adjustment (the “Warrant Shares”). The Warrants provide for cashless exercise pursuant to which the holder will receive upon exercise a “net number” of shares of Common Stock determined according to the following formula:

Net Number = (A x B) / C

For purposes of the foregoing formula:

A= The total number of shares with respect to which the Warrant is then being exercised.

B= The Black Scholes Value (as described below).

C= The lower of the two Closing Bid Prices of the Common Stock in the two days prior the time of such exercise (as such Closing Bid Price is defined therein), but in any event not less than $0.10.

For purposes of the cashless exercise, “Black Scholes Value” means the Black Scholes value of an option for one share of Common Stock at the date of the applicable cashless exercise, as such Black Scholes value is determined, calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing (i) an underlying price per share equal to the Exercise Price, as adjusted, (ii) a risk-free interest rate corresponding to the U.S. Treasury rate, (iii) a strike price equal to the Exercise Price in effect at the time of the applicable Cashless Exercise, (iv) an expected volatility equal to 135%, and (v) a deemed remaining term of the Warrant of 5 years (regardless of the actual remaining term of the Warrant).

The Company will have the option to require the holders to exercise the Warrants for cash, if, at any time, the following conditions are met: (i) the registration statement covering the securities has been declared effective is effective and available for the resale of the securities and no stop-order has been issued nor has the SEC suspended or withdrawn the effectiveness of the registration statement; (ii) the Company is not in violation of any of the rules, regulations or requirements of, and has no knowledge of any facts or circumstances that could reasonably lead to suspension in the foreseeable future on, the principal market; and (ii) the VWAP for each trading day during the 10 trading day period immediately preceding the date on which the Company elects to exercise this option is 250% above the exercise price.

Conversion of the Notes; Exercise of the Warrants

The Company must reserve out of authorized and unissued shares a number of shares of Common Stock equal to 250% of the maximum number of shares of Common Stock that are issuable upon conversion of the Notes and exercise of the Warrants. If the Company fails to timely deliver shares upon conversion of Notes or exercise of Warrants, the Company will be required to either (A) pay the holder in cash for each trading day on which shares are not delivered 5% of the product of the number of shares not so issued multiplied by the closing sale price of the Common Stock on the trading day immediately preceding the required delivery date, or (B) if the holder purchases shares of Common Stock in anticipation of delivery of shares upon conversion of the Note or exercise of the Warrant, as applicable, cash in an amount equal to holder’s total purchase price of such shares.

The exercise price and number of shares issuable upon conversion of the Notes or exercise of the Warrants, as applicable, will further be adjusted upon the occurrence of certain events and holders will be allowed to participate in certain issuances and distributions (subject to certain limitations and restrictions), including certain stock dividends and splits, dilutive issuances of additional common stock, and dilutive issuances of, or changes in option price or rate of conversion of, options or convertible securities, as well as the issuance of purchase rights or distributions of assets.

If, during restricted period, the Company effects a subsequent financing, including the issuance of options and convertible securities, any Common Stock, issued or sold or deemed to have been issued or sold for a consideration per share less than a price equal to the current conversion price of the Notes or exercise price of the Warrants (a “Dilutive Issuance”), then immediately after such issuance, the conversion price or exercise price, as applicable, will be reduced (and in no event increased) to the price per share as determined in accordance with the following formula:

EP2 = EP1 x (A + B) / (A + C)

For purposes of the foregoing formula:

A= The total number of Note/Warrant Shares with respect to which the Note may be converted or the Warrant may be exercised.

B= The total number of shares of Common Stock that would be issued or issuable under the Dilutive Issuance if issued at a per share equal to EP1.

C= The total number of shares of Common Stock actually issued or issuable under the Dilutive Issuance.

EP1= The Conversion Price or Exercise Price, as applicable, in effect immediately prior to a Dilutive Issuance.

EP2= The Conversion Price or Exercise Price, as applicable, immediately after such Dilutive Issuance; provided, however, that such price shall in no event be less than $0.10 per share of Common Stock.

“Restricted period” means the period commencing on the purchase date and ending on the earlier of (i) the date immediately following the 90th day after a registration statement registering for the securities has been declared effective by the SEC and (ii) the 90th day after the securities purchased are saleable under Rule 144 without the requirement for current public information and without volume or manner of sale limitations.

The Notes and Warrants provide for certain purchase rights whereby if the Company grants, issues or sells any options, convertible securities or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of Common Stock, then the holder will be entitled to acquire such purchase rights which the holder could have acquired if the holder had held the number of shares of Common Stock acquirable upon complete exercise of the Warrant.

Registration Rights Agreement

In connection with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”), dated as of May 14, 2024, with the investors, pursuant to which the Company agreed to prepare and file one or more registration statements with the SEC covering the resale of the Note Shares and the Warrant Shares no later than 5 days following the closing date (the “Filing Deadline”), and to have the initial registration statement declared effective the earlier of 45 days after the closing date (or 15 days for any additional registration statement) and the second business day after the Company is notified by the SEC that such registration statement will not be “reviewed” or will not be subject to further review (the “Effectiveness Deadline”). The Company also agreed to provide certain piggyback registration rights to the investors.

In addition, pursuant to the Registration Rights Agreement, the Company is required to use its reasonable best efforts to keep the Registration Statement continuously effective from the date on which the SEC declares the Registration Statement to be effective until such date that all Registrable Securities (as such term is defined in the Registration Rights Agreement) covered by the Registration Statement have been sold pursuant to a registration statement under the Securities Act, under Rule 144 as promulgated by the SEC under the Securities Act (“Rule 144”), or otherwise shall have ceased to be “Registrable Securities” (as defined therein). The Company may not file another registration statement that does not relate to the Registrable Securities until the 30th day anniversary of the first date on which the resale by the investors is covered by one or more registration statement.

In the event that (i) the Company fails to file a registration statement by the Filing Deadline, (ii) a registration statement is not declared effective on or prior to the Effectiveness Deadline, (iii) sales cannot be made pursuant to the registration statement or the prospectus contained therein is not properly available for any reason for more than five (5) consecutive calendar days or more than an aggregate of ten (10) calendar days during any 12-month period, (iv) a registration statement is not effective for any reason or the prospectus contained therein is not properly available for use for any reason, and the Company fails to file with the SEC any required reports under the Exchange Act, then the Company has agreed (unless the Registrable Securities are freely tradable pursuant to Rule 144) to make payments to each investor as liquidated damages in an amount equal to 1.5% of such investor’s total committed purchase price for the Registrable Securities affected by such failure and an additional 1.5% on every 30 day anniversary, with a maximum of 12 payments (except with respect to clause (iv). Such payments will bear interest at the rate of 10% per month (prorated for partial months) until paid in full and may be paid in shares of Common Stock at the option of the Company.

The Company has granted the investors customary indemnification rights in connection with the Registration Rights Agreement. The investors have also granted the Company customary indemnification rights in connection with the Registration Rights Agreement.

The foregoing descriptions of the Securities Purchase Agreement, Notes, Warrants and Registration Rights Agreement are qualified in their entirety by reference to the full text of such documents, copies of which are attached hereto as Exhibits 10.3, 10.3(a), 10.3(b), and 10.3(c), respectively, and each of which is incorporated herein in its entirety by reference. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

$100 Million Financing Arrangement through Senior Secured Notes and Warrants

The Company also signed a commitment letter agreement with an investor for a total investment of $100 million through the issuance of Senior Secured Convertible Notes and Warrants. The Convertible Notes will accrue interest at 15%, include a 5% Original Issue Discount, and have a maturity of four months. They will be issued in eight tranches of $12.5 million over 13 months. The investor will receive a $4 million non-refundable commitment fee, payable in registered common stock. Other conditions are similar to those described above for the $50 million Financing Arrangement. The completion of this transaction remains contingent upon mutual consent and the execution of final documentation by both parties.

Director and Officer Trading Arrangements

None of the Company's directors or executive officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 31, 2024.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Junior Participating Preferred Stock of Mullen Automotive Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024)
4.1	Rights Agreement dated as of May 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024)
10.1

Termination Agreement, dated January 15, 2024, by and between Mullen Technologies, Inc. and Mullen Automotive Inc. (incorporated by reference to Exhibit 10.6(a) to the Company's Annual Report on Form 10-K, filed with the SEC on January 17, 2024)

10.2	Commitment Letter Agreement dated May 14, 2024
10.3	Securities Purchase Agreement dated May 14, 2024 by and among Mullen Automotive Inc. and the purchasers named therein
10.3(a)	Form of Convertible Note
10.3(b)	Form of Warrant
10.3(c)	Registration Rights Agreement dated May 14, 2024 by and among Mullen Automotive Inc. and the purchasers named therein
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*         Filed herewith (furnished herewith with respect to Exhibit 32.1).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mullen Automotive Inc.

May 14, 2024	By:	/s/ David Michery
David Michery
Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer and duly authorized officer)

/s/ Jonathan New
Jonathan New Chief Financial Officer (Principal Financial Officer)