Form 10-Q
period 2024-06-30
MULLEN AUTOMOTIVE INC.
filed 2024-08-12
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 9, 2024, a total of  40,141,186 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30, 2024	September 30, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,549,367	$155,267,098
Restricted cash	414,536	429,372
Inventory	37,834,884	16,807,013
Prepaid expenses and prepaid inventories	25,759,754	24,955,223
Accounts receivable	—	671,750
TOTAL CURRENT ASSETS	67,558,541	198,130,456

Property, plant, and equipment, net	83,254,664	82,032,785
Intangible assets, net	27,939,106	104,235,249
Right-of-use assets	11,787,983	5,249,417
Related party receivable	—	2,250,489
Goodwill, net	—	28,846,832
Other noncurrent assets	1,789,472	960,502
TOTAL ASSETS	$192,329,766	$421,705,730

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$29,247,841	$13,175,504
Accrued expenses and other current liabilities	43,378,664	41,610,788
Warrant liabilities	25,778,961	—
Series E Preferred Stock (76,950 authorized, 76,923 shares issued and outstanding with redemption value of $41 per share)	8,605,241	—
ELOC commitment fee liability	6,000,000	—
Derivative liabilities	3,751,217	64,863,309
Liability to issue shares	4,416,255	9,935,950
Lease liabilities, current portion	2,226,906	2,134,494
Notes payable, current portion	2,732,390	7,461,492
Refundable deposits	421,772	429,372
TOTAL CURRENT LIABILITIES	126,559,247	139,610,909
Liability to issue shares, net of current portion	437,358	1,827,889
Lease liabilities, net of current portion	12,338,011	3,566,922
Deferred tax liability	—	3,891,900
TOTAL LIABILITIES	$139,334,616	$148,897,620
Contingencies and claims (Note 19)

STOCKHOLDERS' EQUITY
Preferred stock; $0.001 par value; 126,263,156 preferred shares authorized;
Preferred Series D; 84,572,538 shares authorized; 363,097 and 363,097 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively (preference in liquidation of $159,000 and $159,000 at June 30, 2024 and September 30, 2023, respectively)	363	363
Preferred Series C; 24,874,079 shares authorized; 458 and 1,211,757 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively (preference in liquidation of $4,049 and $10,696,895 at June 30, 2024 and September 30, 2023, respectively)	—	1,212
Preferred Series A; 83,859 shares authorized; 648 and 648 shares issued and outstanding at June 30, 2024 and September 30, 2023, respectively (preference in liquidation of $836 and $836 at June 30, 2024 and September 30, 2023, respectively)	1	1
Common stock; $0.001 par value; 5,000,000,000 and 5,000,000,000 shares authorized at June 30, 2024 and September 30, 2023, respectively; 16,058,994 and 2,871,707 shares issued and outstanding at June 30, 2024 and September 30, 2023 respectively (*)	16,059	2,872
Additional paid-in capital (*)	2,178,269,431	2,071,110,126
Accumulated deficit	(2,143,349,712)	(1,862,162,037)
TOTAL STOCKHOLDERS' EQUITY ATTRIBUTABLE TO THE COMPANY'S STOCKHOLDERS	34,936,142	208,952,537
Noncontrolling interest	18,059,008	63,855,573
TOTAL STOCKHOLDERS' EQUITY	52,995,150	272,808,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$192,329,766	$421,705,730

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Revenue
Vehicle sales	$65,235	$308,000	$98,570	$308,000

Costs and expenses applicable to sales and revenues
Cost of goods sold	26,222	248,669	$34,962	248,669
Other inventory costs and expenses	9,786	—	14,486	—
Total cost of goods sold and other inventory expenses	36,008	248,669	49,448	248,669
Gross profit / (loss)	29,227	59,331	49,122	59,331

Operating expenses:
General and administrative	$47,477,377	$31,777,812	$138,615,121	$144,186,161
Research and development	14,292,744	22,088,011	54,486,237	51,188,991
Impairment of goodwill	—	—	28,846,832	—
Impairment of right-of-use assets	30,060	—	3,197,668	—
Impairment of intangible assets	—	—	73,447,067	—
Loss from operations	(61,770,954)	(53,806,492)	(298,543,803)	(195,315,821)

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(4,261,718)	(248,413,090)	(4,261,718)	(504,373,115)
Other financing costs - ELOC commitment fee	(6,000,000)	—	(6,000,000)	—
Other financing costs - initial recognition of warrants	(13,652,762)	—	(13,652,762)	—
Gain/(loss) on derivative liability revaluation	2,218,148	(241,168)	(888,075)	(89,462,559)
Gain/(loss) on other warrants revaluation	82,938	—	82,938	—
Gain/(loss) on extinguishment of debt	(690,346)	206,081	(655,721)	(6,246,089)
Loss on financing	—	(8,934,892)	—	(8,934,892)
Gain/(loss) on disposal of fixed assets	(103,973)	1,346	(477,838)	386,377
Interest expense	(8,277,802)	(608,332)	(8,795,525)	(5,414,185)
Other income, net	829,056	826,378	2,318,164	2,044,258
Total other income (expense)	(29,856,459)	(257,163,677)	(32,330,537)	(612,000,205)
Net loss before income tax benefit	$(91,627,413)	$(310,970,169)	$(330,874,340)	$(807,316,026)

Income tax benefit/ (provision)	(1,200)	(456,191)	3,890,100	520,385
Net loss	(91,628,613)	(311,426,360)	(326,984,240)	(806,795,641)

Net loss attributable to noncontrolling interest	(4,267,796)	(2,568,126)	(45,796,565)	(6,748,302)
Net loss attributable to stockholders	$(87,360,817)	$(308,858,234)	$(281,187,675)	$(800,047,339)

Waived/(accrued) accumulated preferred dividends and other capital transactions with Preferred stock owners	(8,627,095)	(13,125)	(8,670,441)	7,387,811

Net loss attributable to common stockholders after preferred dividends and other capital transactions with Preferred stock owners	$(95,987,912)	$(308,871,359)	$(289,858,116)	$(792,659,528)

Net Loss per Share (*)	$(7.91)	$(1,114.23)	$(37.92)	$(5,544.35)

Weighted average shares outstanding, basic and diluted (*)	12,134,899	277,205	7,644,049	142,967

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 for the three and nine months ended June 30, 2024

(unaudited)

	Preferred Stock, total
	(see Note 9 for details)		Common Stock		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance, October 1, 2023 (*)	1,575,502	$1,576	2,871,707	$2,872	$2,071,110,126	$(1,862,162,037)	$63,855,573	$272,808,110
Cashless warrant exercise	—	—	5,552,919	5,552	67,826,882	—	—	67,832,434
Issuance of common stock for conversion of convertible notes and interest	—	—	2,281,377	2,281	8,824,069	—	—	8,826,350
Common stock issued to settle other derivative liability	—	—	1,022,500	1,023	3,268,158	—	—	3,269,181
Common stock issued to settle legal commitment	—	—	110,598	111	639,145	—	—	639,256
Share-based compensation	—	—	3,898,852	3,899	35,271,813	—	—	35,275,712
Preferred stock dividends	—	—	—	—	(66,412)	—	—	(66,412)
Extinguishment of Series C P/S by issuance of Series E P/S	(1,211,299)	(1,212)	—	—	—	—	—	(1,212)
Financial result from exchange of Series C P/S for Series E P/S	—	—	—	—	(8,604,029)	—	—	(8,604,029)
Common stock issued to avoid fractional shares on reverse stock split	—	—	321,041	321	(321)	—	—	-
Noncontrolling interest	—	—	—	—	—	—	(45,796,565)	(45,796,565)
Net Loss	—	—	—	—	—	(281,187,675)	—	(281,187,675)
Balance, June 30, 2024	364,203	$364	16,058,994	$16,059	$2,178,269,431	$(2,143,349,712)	$18,059,008	$52,995,150

Balance, April 1, 2024	1,575,502	$1,576	7,974,442	$7,974	$2,151,067,184	$(2,055,988,895)	$22,326,804	$117,414,643
Cashless warrant exercise	—	—	2,312,152	2,312	8,665,087	—	—	8,667,399
Issuance of common stock for conversion of convertible notes and interest	—	—	2,281,377	2,281	8,824,069	—	—	8,826,350
Common stock issued to settle other derivative liability	—	—	1,022,500	1,023	3,268,158	—	—	3,269,181
Common stock issued to settle legal commitment	—	—	110,598	111	639,145	—	—	639,256
Share-based compensation	—	—	2,357,925	2,358	14,432,884	—	—	14,435,242
Preferred stock dividends	—	—	—	—	(23,067)	—	—	(23,067)
Extinguishment of Series C P/S by issuance of Series E P/S	(1,211,299)	(1,212)	—	—	—	—	—	(1,212)
Financial result from exchange of Series C P/S for Series E P/S	—	—	—	—	(8,604,029)	—	—	(8,604,029)
Noncontrolling interest	—	—	—	—	—	—	(4,267,796)	(4,267,796)
Net Loss	—	—	—	—	—	(87,360,817)	—	(87,360,817)
Balance, June 30, 2024	364,203	$364	16,058,994	$16,059	$2,178,269,431	$(2,143,349,712)	$18,059,008	$52,995,150

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 for the three and nine months ended June 30, 2023

(unaudited)

	Preferred Stock, total					Common Stock Owed but not Issued
	(see Note 9 for details)		Common Stock		Paid-in			Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Interest	Equity

Balance, September 30, 2022 (*)	5,721,897	$5,721	37,043	$37	$948,598,589	—	$—	$(889,907,455)	$98,259,819	$156,956,711
Cashless Warrant exercise	—	—	512,147	511	493,804,634	171,256	172	—	—	493,805,317
Issuance of preferred stock, common stock and prefunded warrants in lieu of preferred stock	273,363,635	273,364	253,735	254	196,550,236	—	—	—	—	196,823,854
Issuance of common stock for conversion of convertible notes	—	—	23,576	24	153,222,213	—	—	—	—	153,222,237
Issuance of common stock for conversion of preferred stock	(277,511,343)	(277,510)	12,338	12	277,499	—	—	—	—	-
Reclassification of derivatives to equity upon authorization of sufficient number of shares	—	—	—	—	47,818,882	—	—	—	—	47,818,882
Warrants exercised for receivable and financing loss	—	—	5,279	5	14,974,802	—	—	—	—	14,974,807
Shares issued to settle note payable	—	—	2,758	3	13,736,400	—	—	—	—	13,736,403
Shares issued to extinguish penalty	—	—	1,022	1	5,519,999	—	—	—	—	5,520,000
Preferred shares series AA issued to officers	1	—	—	—	25,000	—	—	—	—	25,000
Preferred shares series AA refund	(1)	—	—	—	(25,000)	—	—	—	—	(25,000)
Share-based compensation	—	—	19,730	20	68,391,614	—	—	—	—	68,391,634
Preferred stock dividends waiver	—	—	—	—	7,387,810	—	—	—	—	7,387,810
Noncontrolling interest	—	—	—	—	—	—	—	—	(6,748,302)	(6,748,302)
Net Loss	—	—	—	—	—	—	—	(800,047,339)	—	(800,047,339)
Balance, June 30, 2023	1,574,189	$1,574	867,628	$867	$1,950,282,678	171,256	$172	$(1,689,954,794)	$91,511,517	$351,842,014

Balance, March 31, 2023 (*)	1,574,580	$1,575	140,313	$140	$1,550,162,281	6,589	$7	$(1,381,096,560)	$94,079,643	$263,147,085
Cashless Warrant exercise	—	—	450,219	450	190,182,692	164,667	165	—	—	190,183,307
Issuance of preferred stock, common stock and prefunded warrants in lieu of preferred stock	273,363,635	273,364	253,735	254	196,550,236	—	—	—	—	196,823,854
Issuance of common stock for conversion of preferred stock and dividends	(273,364,026)	(273,365)	12,151	12	273,352	—	—	—	—	-
Share-based compensation	—	—	11,210	11	13,127,242	—	—	—	—	13,127,253
Preferred stock dividends waiver (accrual)	—	—	—	—	(13,125)	—	—	—	—	(13,125)
Noncontrolling interest	—	—	—	—	—	—	—	—	(2,568,126)	(2,568,126)
Net Loss	—	—	—	—	—	—	—	(308,858,234)	—	(308,858,234)
Balance, June 30, 2023 (*)	1,574,189	$1,574	867,628	$867	$1,950,282,678	171,256	$172	$(1,689,954,794)	$91,511,517	$351,842,014

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(326,984,240)	$(806,795,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	29,174,038	71,015,371
Deferred income taxes	(3,890,100)	(445,808)
Depreciation and amortization	17,768,083	10,991,239
Impairment of intangible assets	73,447,067	—
Impairment of goodwill	28,846,832	—
Impairment of right-of-use assets	3,197,668	—
Other financing costs - ELOC commitment fee	6,000,000	—
Other financing costs - Initial recognition of derivative liabilities	4,261,718	504,373,115
Other financing costs - initial recognition of warrants	13,652,762	—
Revaluation of derivative liabilities	888,075	89,462,559
Loss/(gain) on other warrants revaluation	(82,938)	—
Loss/(gain) on extinguishment of debt	655,721	6,246,089
Loss/(gain) on assets disposal	477,838	—
Amortization of debt discount	8,366,613	442,091
Non-cash interest and other operating activities	—	(1,656,288)
Non-cash financing loss on over-exercise of warrants	—	8,934,892
Issuance of warrants to suppliers	—	6,814,000

Changes in operating assets and liabilities:
Accounts receivable	671,750	—
Inventories	(21,027,871)	—
Prepaids and other assets	(279,024)	(14,089,476)
Accounts payable	18,788,174	6,013,276
Accrued expenses and other liabilities	1,757,670	4,835,588
Deferred tax liability	—	—
Right-of-use assets and lease liabilities	(872,733)	231,048
Net cash used in operating activities	(145,182,897)	(113,627,945)

Cash Flows from Investing Activities
Purchase of equipment	(14,053,838)	(14,328,228)
Purchase of intangible assets	—	(204,660)
ELMS assets purchase	—	(92,916,874)
Net cash used in investing activities	(14,053,838)	(107,449,762)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable with attached warrants	12,450,000	170,000,000
Proceeds from issuance of common stock and prefunded warrants	—	196,999,970
Payment of notes payable	(4,945,832)	(20,685,000)
Reimbursement for over issuance of shares	—	17,819,660
Net cash provided by financing activities	7,504,168	364,134,630

Change in cash	(151,732,567)	143,056,923
Cash and restricted cash (in amount of $429,372), beginning of period	155,696,470	84,375,085
Cash and restricted cash (in amount of $414.536), ending of period	$3,963,903	$227,432,008

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$37,458	$122,500

Supplemental Disclosure for Non-Cash Activities:
Exercise of warrants recognized earlier as liabilities	$67,826,884	$391,057,576
Right-of-use assets obtained in exchange of operating lease liabilities	11,867,625	—
Convertible notes and interest - conversion to common stock	8,136,004	153,222,236
Extinguishment of accounts payable with recognition of derivatives	4,623,655	—
Common stock issued to settle other derivative liability	3,293,965	—
Common stock issued to extinguish other liabilities	639,146	—
Common stock issued to extinguish liability to issue stock	—	66,752,533
Reclassification of derivatives to equity upon authorization of sufficient number of shares	—	47,818,882
Waiver of dividends by stockholders	—	7,387,810
Warrants issued to suppliers	—	6,814,000
Debt conversion to common stock	—	1,096,787
Extinguishment of operational liabilities by sale of property	—	767,626
Preferred stock converted to common stock	—	273,364
Prefunded warrants converted to common stock	—	250,466
Extinguishment of financial liabilities by sale of property	—	231,958

See accompanying notes to these unaudited consolidated financial statements.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mullen Automotive Inc., a Delaware corporation (“Mullen”, “we” or the “Company”), is a Southern California-based electric vehicle company that operates in various verticals of businesses within the automotive industry.

Mullen Automotive Inc., a California corporation (“Previous Mullen”), was originally formed on April 20, 2010, as a developer and manufacturer of electric vehicle technology and operated as the Electric Vehicle (“EV”) division of Mullen Technologies, Inc. (“MTI”) until November 5, 2021, at which time Previous Mullen underwent a capitalization and corporate reorganization by way of a spin-off to its shareholders, followed by a reverse merger with and into Net Element, Inc., which was accounted for as a reverse merger transaction, in which Previous Mullen was treated as the acquirer for financial accounting purposes (the “Merger”). The Company changed its name from “Net Element, Inc.” to “Mullen Automotive Inc.” and the Nasdaq ticker symbol for the Company’s common stock changed from “NETE” to “MULN” on the Nasdaq Capital Market at the opening of trading on November 5, 2021. Mullen is building and delivering the newest generation of commercial trucks through the Bollinger Motors and Electric Last Mile Solutions ("ELMS") acquisitions.

Since acquiring a controlling interest in Bollinger Motors, Inc. in September 2022, Mullen has strategically expanded into the medium-duty truck segments (Classes 4-6) and the electric Sport Utility and Pickup Truck markets. In October 2022, Mullen successfully completed a significant acquisition of assets from ELMS, which included a manufacturing facility in Mishawaka, Indiana, and all necessary intellectual property for the design and production of Class 1 and Class 3 electric vehicles. The first electric vehicles, produced at our Tunica, Mississippi plant, were successfully delivered to customers in August 2023.

Since starting production, we have invoiced 412 vehicles, totaling $17.8 million. For the nine months ended June 30, 2024, we delivered 377 vehicles valued at $16.8 million. The Company will not recognize revenue or accounts receivable until payment is received, and the return policy for the vehicles no longer applies once the dealer sells the vehicles to the final customer.

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

These unaudited interim consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The condensed consolidated financial statements for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods. Comprehensive loss is not separately presented as the amounts are equal to net loss for the three and nine months ended June 30, 2024 and 2023. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended September 30, 2023 filed with the Securities and Exchange Commission ("SEC") on January 16, 2024.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Splits

During the calendar year ended December 31, 2023, we completed 3 reverse stock splits in order to regain compliance with NASDAQ Listing Rule 5550(a)(2). In May 2023, we completed a 1-for-25 reverse split of our outstanding shares of common stock. In August 2023, we completed a 1-for-9 reverse split of our outstanding shares of common stock. In December 2023, we completed a 1-for-100 reverse split of our outstanding shares of common stock.

On January 24, 2024, the Company received formal notice from The Nasdaq Stock Market LLC confirming the Company had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). On March 6, 2024, the Company received formal notice from Nasdaq confirming that it had regained compliance with the annual shareholder meeting requirement set forth in Nasdaq Listing Rule 5620(a).

As a result of the reverse stock splits, the number of shares of common stock that can be issued upon exercise of warrants, preferred stock, and other convertible securities, as well as any commitments to issue securities, that provide for adjustments in the event of a reverse stock split, was appropriately adjusted pursuant to their applicable terms for the reverse stock splits. If applicable, the conversion price for each outstanding share of preferred stock and the exercise price for each outstanding warrant was increased, pursuant to their terms, in inverse proportion to the split ratio such that upon conversion or exercise, the aggregate conversion price for conversion of preferred stock and the aggregate exercise price payable by the warrant holder to the Company for shares of common stock subject to such warrant will remain approximately the same as the aggregate conversion or exercise price, as applicable, prior to the reverse stock splits. The reverse stock splits did not change the authorized number of shares or the par value of the common stock nor modified any voting rights of the common stock.

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

During the nine months ended June 30, 2024, the COVID-19 pandemic did not have a material impact on our operating results. The Company has not observed any impairments of its assets or a significant change in the fair value of its assets due to the COVID-19 pandemic. At this time, it is not possible for the Company to predict the duration or magnitude of the adverse results of the outbreak and its effects on the Company’s business or results of operations, financial condition, or liquidity.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $4.0 million as of June 30, 2024. During the nine months ended June 30, 2024, the Company used approximately $145.2 million of cash for operating activities. The net working capital deficit on June 30, 2024 amounted to approximately $59.0 million, or $10.4 million after excluding derivative and warrant liabilities, Series E Preferred Stock liability, ELOC commitment fees, and liabilities to issue stock that may be settled by issuing common stock, rather than cash. For the nine months ended June 30, 2024, the Company incurred a net loss of $327.0 million and, and as of June 30, 2024, our accumulated deficit was $2,143.3 million. There is substantial doubt about the Company's ability to continue as a going concern because the cash on hand is insufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the filing of this Form 10-Q.

If the Company does not secure adequate funding to fulfill its current liabilities, it anticipates seeking bankruptcy protection in various jurisdictions within 30 days of publishing these financial statements. The Company is actively pursuing additional funds. However, there is no guarantee that the Company will be able to restructure its debts and/or secure the necessary financing on favorable terms.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See our 2023 Annual Report for a detailed discussion of our significant accounting policies.

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of total expenses in the reporting periods. Estimates are used for, but not limited to, cash flow projections and discount rates for the calculation of goodwill impairment, fair value, and impairment of long-lived assets, including intangible assets, inventory reserves, accrued expenses, fair value of financial instruments, depreciable lives of property and equipment, income taxes, contingencies, valuation of preferred stock and warrants. Additionally, the rates of interest on several debt agreements have been imputed where there was no stated interest rate within the original agreement. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results may differ materially from these estimates.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

We operate within an industry that is subject to rapid technological change, intense competition, and significant government regulation. It is subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological, required knowledge of industry governmental regulations, and other risks associated with an emerging business. The Company is dependent on its suppliers, including single-source suppliers. It depends on the ability of these suppliers to deliver the necessary components of our products in a timely manner at prices, quality levels, and volumes acceptable to us. Any one or combination of these or other risks could have a substantial impact on our future operations and prospects for commercial success.

Business Combination

Business acquisitions are accounted for in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 “Business Combinations”. FASB ASC 805 requires the reporting entity to identify the acquirer, determine the acquisition date, recognize and measure the identifiable tangible and intangible assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired entity, and recognize and measure goodwill or a gain from the purchase. The acquiree’s results are included in the Company’s consolidated financial statements from the date of acquisition. Assets acquired and liabilities assumed are recorded at their fair values, and the excess of the purchase price over the amounts assigned is recorded as goodwill. Adjustments to fair value assessments are recorded to goodwill over the measurement period (not longer than twelve months). The acquisition method also requires that acquisition-related transaction and post-acquisition restructuring costs be charged to expense.

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity (generally, with original maturities of three months or less) that they present insignificant risk of changes in value because of changes in interest rates.

Restricted Cash

Cash obtained from customer deposits is held by the Company and is restricted from use to fund operations. Refundable deposits were $414.5 thousand as of June 30, 2024.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various advance payments made for goods or services to be received in the future.

Inventory

Inventories are stated at the lower of cost or net realizable value and consist of raw materials, work in progress, and finished goods. The cost of inventories is determined using the standard cost method, which approximates actual cost on a first-in, first-out basis. This method includes direct materials, direct labor, and a proportionate share of manufacturing overhead costs based on normal capacity. Regular reviews are performed to identify and account for variances between the standard costs and actual costs. Any variances identified are recognized in the cost of revenues during the period in which they occur.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company regularly reviews its inventories for excess and obsolete items by assessing their net realizable value ("NRV"). The NRV is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This analysis considers demand forecasts, product life cycles, product development plans, and current market conditions. Allowance is recognized to reduce the carrying value of the inventories to their net realizable value. Once inventory is written down, a new, lower-cost basis is established, and the inventory is not subsequently written up if market conditions improve. All such inventory write-downs are included as a component of the cost of revenues in the period in which the write-down occurs. Adjustments to these estimates and assumptions could impact our financial position and results of operations.

Property, Plant, and Equipment, net

Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Estimated Useful Lives

Description	Estimated useful lives
Buildings	20 to 30 years
Furniture and equipment	3 to 7 years
Computer and software	1 to 5 years
Machinery, shop and testing equipment	3 to 7 years
Leasehold improvements	Shorter of the estimated useful life or the underlying lease term
Vehicles	5 years
Intangibles	5 to 10 years

Expenditures for major improvements are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in operations. Company management continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, plant, and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Income Taxes

Income taxes are recorded in accordance with ASC 740, "Income Taxes". The Company and its less than 100% owned subsidiaries are filing separate tax returns, and we calculate the provision for income taxes by using a “separate return” method. Section 174 deduction and R&D credits are calculated using consolidated tax return rules and are allocated among its members. Tax effects of significant unusual or infrequently occurring items are excluded from the estimated annual effective tax rate calculation and recognized in the interim period in which they occur.

We recognize deferred tax assets and liabilities for the expected future tax consequences of events included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the “more likely than not” threshold for financial statement recognition and measurement. These are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. As of  June 30, 2024 and 2023, there were no material uncertain tax positions.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because the recoverability of the tax assets does not meet the “more likely than not” requirement as of  June 30, 2024 and September 30, 2023.

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

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets (both intangible assets and property, plant, and equipment) for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived asset unless another method provides a more reliable estimate. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset is recognized as a new cost basis of the impaired asset. Impairment loss is not reversed even if fair value exceeds the carrying amount in subsequent periods.

Extinguishment of Liabilities

The Company derecognizes financial liabilities when the Company’s obligations are discharged, canceled, or expired.

Leases

The Company follows the provisions of ASC 842, “Leases,” which requires a lessee to recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying leased asset for the lease term. We categorize leases with contractual terms longer than twelve months as either operating or finance. Finance leases are generally those leases that allow us to substantially utilize or pay for the entire asset over its estimated life. All other leases are categorized as operating leases. Lease liabilities are recognized at the present value of the fixed lease payments, reduced by landlord incentives. Lease assets are recognized based on the initial present value of the fixed lease payments, reduced by landlord incentives, plus any direct costs from executing the leases or lease prepayments reclassified upon lease commencement. When we have the option to extend the lease term, terminate the lease before the contractual expiration date, or purchase the leased asset, and it is reasonably certain that we will exercise the option, we consider the option in determining the classification and measurement of the lease. Our leases may include variable payments, which are expensed as incurred. Costs associated with operating lease assets are recognized on a straight-line basis within operating expenses over the term of the lease.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible or is probable but cannot be reasonably estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Legal costs associated with such loss contingencies are expensed as incurred. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

Accrued Expenses

Accrued expenses are expenses that have been incurred but not yet billed and paid and are classified within current liabilities on the consolidated balance sheets.

Revenue Recognition

The Company’s revenue includes revenue from the sale of electric vehicles and is accounted for in accordance with ASC 606, “Revenue from Contracts with Customers.” The Company applies a five-step analysis to (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. Payments for electric vehicle sales are generally received at or shortly after delivery. Sales tax is excluded from the measurement of the transaction price. The revenue from the sale of electric vehicles is recognized when control of the vehicle is transferred to the customer. In general, the control is transferred at the point of delivery to the customer, signifying the fulfillment of our primary performance obligation under ASC 606. Certain contracts with our dealers contain a return provision stating that they may return unsold vehicles after 1 year. Since the Company does not have sufficient relevant statistics of returns yet, we defer revenue recognition until such dealer has sold the vehicles or until there is sufficient evidence to justify a reasonable estimate for consideration to which the Company expects to be entitled. For any amounts received (or receivable) for which the Company does not recognize revenue when it transfers products to customers, a refund liability is recognized. Relevant vehicles transferred to the dealer are presented as “Finished goods delivered to dealer for distribution” in the consolidated balance sheets at initial cost, less any expected costs to recover those products (including potential decreases in the value to the entity of returned products). At the end of each reporting period, the Company updates the measurement of these assets and refund liabilities. The Company did not generate any significant revenue from its core business operations during the three and nine months ended June 30, 2024.

Cost of Revenues

The cost of revenues primarily includes vehicle components and parts, labor costs, and other relevant costs and expenses applicable to sales and revenues, such as provisions for estimated warranty expenses and an allowance to adjust the value of inventories to net realizable value.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General and Administrative Expenses

General and administrative expenses include expenses not related to production, such as salaries and employee benefits, professional fees, rent, repairs and maintenance, utilities and office expenses, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, and licenses. Advertising costs are expensed as incurred and are included in general and administrative expenses. Trade show expenses are deferred until the occurrence of the future event in accordance with ASC 720‑35, “Other Expenses – Advertising Cost.” Advertising costs for the three and nine months ended June 30, 2024 were approximately $2.6 million and $16.2 million, respectively.

Research and Development Costs

Per ASC 730, "Research and Development," the Company recognizes all research and development costs in the statement of operations as they occur. These include expenses related to the design, development, testing, and improvement of our electric vehicles and corresponding technologies. Assets with alternative future uses are capitalized and depreciated over their useful lives, with the depreciation expense reported under research and development costs.

Share-Based Compensation

The share-based awards issued by the Company are accounted for in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation,” which requires fair value measurement on the grant date and recognition of compensation expense for all shares of common stock of the Company issued to employees, non-employees, and directors. Generally, the fair value of awards is estimated based on the market price of the shares of common stock of the Company the day immediately preceding the grant date. The fair value of non-marketable share-based awards (granted to employees before the Company became public) was based on an independent valuation. The Company recognizes forfeitures of awards in the periods they occur.

The overwhelming part of share-based awards to employees per employment contracts and a certain part of contracts with non-employees (consultants) are classified as equity with costs and additional paid-in capital recognized over the service period. A significant part of the Company’s share-based awards to consultants is liability-classified: mainly if the number of shares a consultant is entitled to depends on a certain monetary value fixed in the contract. An accrued part of liability, in this case, is revalued each period based on an earned portion of the grant and changes in the market price of the shares of common stock of the Company until a sufficient number of shares is issued.

The Company has also adopted incentive plans that entitle the Chief Executive Officer to share-based awards generally calculated as 1-3% of the outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones). This share-based compensation is accrued over the service term when it is probable that the milestone will be achieved. The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, the current market price of the common stock and on the number of shares of common stock outstanding – until the shares have been issued, or until fulfilling the milestone requirements becomes unlikely.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, determining fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Expected credit losses

The estimation of expected credit losses that may be incurred as we work through the invoice collection process with our customers and other counterparties requires us to make judgments and estimates regarding the probability the amounts due to us are going to be paid. We monitor our customers' payment history and current creditworthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers and other counterparties operate. On  June 30, 2024 and September 30, 2023, no material allowance for credit losses was needed to be recognized to cover anticipated credit losses under current conditions. However, uncertainties regarding changes in the financial condition of our counterparties, either adverse or positive, could impact the amount and timing of any additional credit losses that may be recognized.

Concentrations of Credit Risk

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations. However, we have not experienced any losses in such accounts, and management believes we are not exposed to any significant credit risk on these accounts due to the high credit rating of relevant financial institutions. The amounts in excess of insured limits as of June 30, 2024 and  September 30, 2023 are $3.0 million and $154.9 million, respectively.

Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. The Company has recently adopted the following pronouncements:

ASU 2022-04 - Supplier Finance Program (SFP). This ASU requires that a buyer in an SFP disclose qualitative and quantitative information about its program, including the nature of the SFP and key terms, outstanding amounts as of the end of the reporting period, and presentation in its financial statements. This pronouncement has not impacted the Company’s consolidated financial statements.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are accounting pronouncements that have been issued but are not yet effective for the Company’s consolidated financial statements:

In  August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU No. 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after  December 15, 2023, including interim periods within those fiscal years. The Company is examining the impact this pronouncement may have on the Company’s consolidated financial statements.

In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It requires all annual disclosures currently required by ASC 280 to be included in interim periods. It requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and applicable additional measures of segment profit or loss used by the CODM when allocating resources and assessing business performance. All public entities will be required to report segment information in accordance with the new guidance starting in annual periods beginning after December 15, 2023. The Company expects to enhance segment reporting disclosures based on new requirements.

In  December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09, which enhances the transparency, effectiveness, and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for fiscal years beginning after  December 15, 2024, with early adoption permitted. The Company expects to enhance income tax disclosures based on new requirements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – SEGMENT INFORMATION

Our CEO and Chairman of the Board, as the chief operating decision maker, makes decisions about resources to be acquired, allocated, and utilized for each operating segment. The Company is currently comprised of 2 major operating segments:

●

Bollinger. The Company acquired the controlling interest of Bollinger Motors Inc. (60% on a fully diluted basis) on September 7, 2022. This acquisition positions Mullen into the medium duty truck classes 4-6 EV segments.

●	Mullen/ELMS. By November 30, 2022, Mullen acquired ELMS’ manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

All long-lived assets of the Company are in the United States of America.

The table below represents the main financial information pertaining to the segments (there were no material differences from the last annual report regarding segmentation or measuring segment profit or loss).

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment reporting for the three and nine months ended June 30, 2024
	Bollinger	Mullen/ELMS	Total
Revenue for the three months ended June 30, 2024	$—	$65,235	$65,235
Revenue for the nine months ended June 30, 2024	—	98,570	98,570
Segment's net loss before impairment and income taxes for the three months ended June 30, 2024	(10,669,490)	(80,927,863)	(91,597,353)
Segment's net loss before impairment and income taxes for the nine months ended June 30, 2024	(29,877,457)	(195,505,316)	(225,382,773)
Segment's net loss before income taxes for the three months ended June 30, 2024	(10,669,490)	(80,957,923)	(91,627,413)
Segment's net loss before income taxes for the nine months ended June 30, 2024	(118,383,314)	(212,491,026)	(330,874,340)
Total segment assets	51,366,330	140,963,436	192,329,766

Segment reporting for the three and nine months ended June 30, 2023
	Bollinger	Mullen/ELMS	Total
Revenue for the three and nine months ended June 30, 2023	$—	$308,000	$308,000
Segment's net loss before income taxes for the three months ended June 30, 2023	(3,581,662)	(307,388,507)	(310,970,169)
Segment's net loss before income taxes for the nine months ended June 30, 2023	(17,390,822)	(789,925,204)	(807,316,026)
Total segment assets	246,933,087	313,042,431	559,975,518

NOTE 5 – INVENTORY

The Company's inventories are stated at the lower of cost or net realizable value and consist of the following:

	June 30, 2024	September 30, 2023
Inventory
Raw materials	$21,134,725	$13,733,385
Work in process	6,737,094	3,136,590
Finished goods	300,665	—
Finished goods delivered to dealer for distribution	9,662,400	937,322
Less: inventory write down to net realizable value	—	(1,000,284)
Total Inventory	$37,834,884	$16,807,013

During the nine months ended June 30, 2024, approximately $1.0 million of the Company's inventories was consumed for R&D activities, which was recognized as part of research and development expense in the consolidated statement of operations.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The goodwill net carrying amounts of $0 and $28,846,832 as of June 30, 2024 and September 30, 2023, respectively, pertain to the Bollinger Motors Inc. acquisition on September 7, 2022. Goodwill is not amortized and is tested for impairment annually or more frequently if there are indicators of impairment. Upon the quantitative goodwill impairment test, an impairment may arise because the carrying amount of a reporting unit that includes goodwill (i.e., Bollinger production unit, see Note 4 – Segment information) exceeds its fair value. Management performed an impairment test on March 31, 2024, and recognized impairment in the amount of $28,846,832 in the financial statements, mainly due to the uncertainty of future funding required to support Bollinger Motors' business operations and the decrease in the Company's market capitalization. As of  June 30, 2024, the goodwill has been fully impaired.

Other intangible assets

Intangible assets with indefinite useful lives are not amortized but instead tested for impairment. Due to unfavorable market conditions and the decline of market prices of the Company’s common stock, we have tested indefinite-lived in-process research and development assets acquired in September 2022 as part of the Bollinger segment (see Note 4 - Segment information) for recoverability on March 31, 2024 and recognized impairment loss in amount of $58,304,612, mainly due to the uncertainty of future fundings required to support the business and decrease of Company's market capitalization. No additional impairment has been recognized based on tests performed as of  June 30, 2024.

Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method. The weighted average useful life of intangible assets is 8.1 years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the intangible assets. An impairment loss in the amount of $15,142,455 was recognized in respect of the intangible assets of the ELMS/Legacy Mullen segment (engineering designs) on March 31, 2024 - mainly due to performance misses compared to the previous budgets. Their accumulated amortization in the amount of $1,057,877 was derecognized in correspondence with the initial cost to present the new cost basis of these assets in accordance with ASC 350-30. No additional impairment has been recognized based on tests performed as of  June 30, 2024.

	June 30, 2024			September 30, 2023
			Net			Net
	Cost	Accumulated	Carrying	Cost	Accumulated	Carrying
	Basis	Amortization	Amount	Basis	Amortization	Amount
Finite-Lived Intangible Assets
Patents	$32,447,460	$(5,881,476)	26,565,984	$31,708,460	$(3,445,694)	$28,262,766
Engineering designs	—	—	—	16,200,332	(184,274)	16,016,058
Other	745,947	(270,584)	475,363	745,947	(158,590)	587,357
Trademarks	1,095,693	(197,934)	897,759	1,180,138	(115,682)	1,064,456
Total finite-lived intangible assets	34,289,100	(6,349,994)	27,939,106	49,834,877	(3,904,240)	45,930,637
Indefinite-Lived Intangible Assets
In-process research and development assets	$—	$—	$—	$58,304,612	$—	$58,304,612
Total indefinite-lived intangible assets	—	—	—	58,304,612	—	58,304,612
Total Intangible Assets	$34,289,100	$(6,349,994)	$27,939,106	$108,139,489	$(3,904,240)	$104,235,249

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total future amortization expense for finite-lived intangible assets is as follows:

Years Ended September 30,	Future Amortization
2024 (3 months)	$868,642
2025	3,484,113
2026	3,484,113
2027	3,493,695
2028	3,363,505
Thereafter	13,245,038
Total Future Amortization	$27,939,106

For the three and nine months ended June 30, 2024, amortization of the intangible assets was $873,476 and $3,503,631, and it was $913,061 and $4,433,035 for the three and nine months ended June 30, 2023, respectively.

NOTE 7 – DEBT

Short and Long-Term Debt

Short-term debt is defined as debt with principal maturities of one year or less from the balance sheet date; long-term debt has maturities greater than one year, in addition to loans that have matured and remain unpaid.

The following is a summary of our indebtedness as of  June 30, 2024:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,385,004	$2,385,004	$—	0.00 - 10.00%	2019 - 2021
Matured loan advances	332,800	332,800	—	0.00 - 10.00%	2016 - 2018
Convertible notes	5,021,891	5,021,891	—	15%	September, 2024
Less: debt discount to convertible notes	(5,007,305)	(5,007,305)	—		September, 2024
Total Debt	$2,732,390	$2,732,390	$—

The following is a summary of our indebtedness as of  September 30, 2023:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,398,881	$2,398,881	$—	0.00 - 10.00%	2019 - 2021
Real estate note	5,000,000	5,000,000	—	8.99%	2024
Matured loan advances	332,800	332,800	—	0.00 - 10.00%	2016 – 2018
Less: debt discount	(270,189)	(270,189)	—
Total Debt	$7,461,492	$7,461,492	$—

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Debt Maturities

The following are scheduled debt maturities as of June 30, 2024:

	Year Ended September 30,
	2024 (3 months)	2025	2026	2027	2028	Total
Total Debt due (excluding debt discount)	$7,739,695	$—	$—	$—	$—	$7,739,695

Accrued interest

As of June 30, 2024 and September 30, 2023, accrued interest on outstanding notes payable was $1,751,479 and $1,548,723, respectively.

Non-convertible promissory note (terminated)

On December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note (the “Note”) with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue discount. The issuance of this non-convertible Note was expected on the first trading day when all closing conditions are met. The Note contemplated 10% annual interest, escalating to 18% post-Event of Default. It would mature three months post-issuance. The Note's terms allowed for accelerated repayment upon default, requiring the Company to pay the principal, accrued interest, and other due amounts. The Note was supposed to be secured by the Company’s assets and impose restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, and affiliate transactions, except for specified exceptions. It mandated prepayment of the principal from net proceeds of any subsequent financing. The funds contemplated by the Debt Agreement have not been received, and on May 7, 2024, the Debt Agreement was terminated.

The $18 million original issue discount was considered a settlement cost related to a dispute over financings that occurred during the fiscal year ending September 30, 2023. The costs have been accrued as of September 30, 2023. Since the loss is no longer probable, the accrual was credited to "Settlements and penalties" of the operating expenses (see Note 16—Operating Expenses) in the quarter ending  June 30, 2024.

Series D Convertible Notes

On November 14, 2022, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the June 7, 2022, Securities Purchase Agreement (as amended, the “Series D SPA”). The investors paid $150 million. Instead of receiving shares of Series D Preferred Stock and warrants, they received notes convertible into shares of the Company’s common stock (“Notes”) and warrants.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 15, 2022, the Company issued the unsecured convertible Notes aggregating $150,000,000 in lieu of Series D Preferred Stock. The Notes bore interest at 15% and were convertible into shares of common stock either: (A) at the option of the noteholder at the lower of (i) $0.303 (to be adjusted to stock splits); or (ii) the closing price of our common stock on January 3, 2023; or (B) mandatorily on November 21, 2022, at the lower of (i) $0.303 ($6,818 after reverse stock splits, see Note 1 – Description of Business and Basis of Presentation); or (ii) the closing price of our common stock on November 18, 2022, provided adequate unissued authorized shares were available. For each share issued upon conversion, the holders were entitled to 1.85 times as many five-year warrants with an exercise price equal to the conversion price for the Notes.

As a result, and since the Company had an insufficient number of authorized shares available to settle potential future warrant exercises, the Company recognized a derivative liability of $244,510,164 for the warrants with a corresponding increase in debt discount of $150,000,000 and interest expense of $94,510,164 (presented combined in the Statement of Operations as "Other financing costs - initial recognition of derivative liabilities"). The debt discount was amortized over the term of the Note through the date the convertible notes were mandatorily convertible. Accordingly, the entire amount was expensed in the first quarter of the year ended September 30, 2023. On November 21, 2022, the principal of $59,402,877 was mandatorily converted into 9,815 shares of common stock.

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

In February 2023, the holders converted the remaining balance of the Notes (with the principal of $90,362,418) and accrued interest (in the amount of $3,456,941) into 13,762 shares of common stock. See Note 8—Warrants and Other Derivative Liabilities and Fair Value Measurements regarding warrants issued upon conversion of these Notes.

$50 Million Senior Secured Convertible Notes and Warrants

On May 14, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors for the sale of Senior Secured Convertible Notes ("Convertible Notes") and five-year warrants exercisable for shares of common stock (the “Warrants”). Upon execution of the Securities Purchase Agreement, investors purchased an initial aggregate principal amount of $13.2 million, or $12.5 million, including the 5% original issue discount, of Convertible Notes (the “Initial Notes”), and also received Warrants exercisable for an aggregate of 4,793,402 shares of common stock (the “Initial Warrants”). Investors were also obligated to purchase an additional principal amount of $39.5 million, or $37.5 million including the 5% original issue discount, of Convertible Notes and related Warrants if (i) the Company has sufficient authorized shares of common stock available to cover 250% of the shares of common stock underlying the conversion of the Convertible Notes and exercise of the Warrants, (ii) the common stock has an average daily trading volume of $3 million in the previous ten (10) trading days, (iii) a registration statement covering the shares of common stock underlying the conversion of the Convertible Notes and exercise of the Warrants has been declared effective, (iv) the Company has obtained stockholder approval of the issuance of the Convertible Notes and Warrants in compliance with Nasdaq Listing Rule 5635(d), and (v) the Company is in compliance with the continued listing standards of the Nasdaq Capital Market. Such additional Convertible Notes and Warrants were issued in July 2024.

The Convertible Notes accrue interest at 15%, including a 5% Original Issue Discount, and mature in four months from the date of issuance. Upon any event of default, the interest rate automatically increases to 20% per annum. The outstanding principal and accrued but unpaid interest on the Convertible Notes may be converted by the holder into shares of common stock at the lower of (i) $5.49, (ii) 95% of the closing sale price of the common stock on the date that the Company’s registration statement on Form S-1 is declared effective (i.e. $3.61), or (iii) 95% of the lowest daily volume weighted average price in the five (5) trading days prior to such conversion date, provided that the conversion price will not be less than $1.16 per share.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As security for payment of the amounts due and payable under the Convertible Notes, the Company collaterally assigned and granted to the holders a continuing security interest in all of the Company’s right, title, and interest in, to, and under the property of the Company, whether then or hereafter owned, existing, acquired or arising and wherever then or hereafter located (subject to certain exceptions). The Convertible Notes are senior in right of payment to all other current and future notes to which the Company is a party. The Convertible Notes also impose restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, dividends distribution, and affiliate transactions, except for specified exceptions.

In connection with the issuance of the Convertible Notes, the holders also received 5-year warrants exercisable for 200% of the shares of common stock underlying such Convertible Notes at an exercise price equal to 105% of the closing sale price of the common stock on the execution date (i.e., $6.07), subject to further adjustment. The Warrants also provide for cashless exercise pursuant to which the holder will receive upon exercise a “net number” of shares of common stock determined according to the following formula:

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

For purposes of the cashless exercise, “Black Scholes Value” means the Black Scholes value of an option for one share of common stock at the date of the applicable cashless exercise. As such, the Black Scholes value is determined and calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing (i) an underlying price per share equal to the Exercise Price, as adjusted (i.e., $6.07), (ii) a risk-free interest rate corresponding to the U.S. Treasury rate, (iii) a strike price equal to the Exercise Price in effect at the time of the applicable Cashless Exercise (i.e., $6.07), (iv) expected volatility equal to 135%, and (v) a deemed remaining term of the Warrant of five years (regardless of the actual remaining term of the Warrant).

The Company will have the option to require the holders to exercise the Warrants for cash if, at any time, the following conditions are met: (i) the registration statement covering the securities has been declared effective is effective and available for the resale of the securities and no stop-order has been issued nor has the SEC suspended or withdrawn the effectiveness of the registration statement; (ii) the Company is not in violation of any of the rules, regulations or requirements of, and has no knowledge of any facts or circumstances that could reasonably lead to suspension in the foreseeable future on, the principal market; and (iii) the VWAP for each trading day during the 10 trading day period immediately preceding the date on which the Company elects to exercise this option is 250% above the exercise price.

The Convertible Notes and Warrants are not convertible by a holder to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the common stock.

The Company and the investors also executed a registration rights agreement, pursuant to which the Company agreed to file a registration statement within five days following the closing of the Securities Purchase Agreement. Such registration statement registered for resale by the selling stockholders listed therein, up to 20,000,000 shares of common stock issuable upon exercise of the Initial Notes and the Initial Warrants, and was declared effective on May 29, 2024. In the event that (i) sales cannot be made pursuant to the registration statement or the prospectus contained therein is not properly available for any reason for more than five  consecutive calendar days or more than an aggregate of 10 calendar days during any 12-month period or (ii) a registration statement is not effective for any reason, or the prospectus contained therein is not properly available for use for any reason, and the Company fails to file with the SEC any required reports under the Exchange Act, then the Company has agreed (unless the Registrable Securities are freely tradable pursuant to Rule 144) to make payments to each investor as liquidated damages in an amount equal to 1.5% of such investor’s total committed purchase price for the registrable securities affected by such failure and an additional 1.5% on every 30 day anniversary, with a maximum of 12 payments (except with respect to clause (ii). Such payments will bear interest at the rate of 10% per month (prorated for partial months) until paid in full and may be paid in shares of common stock at the option of the Company.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For a period beginning on May 14, 2024, and ending on the one-year anniversary from the later of (i) the date registration statements registering the shares issuable upon conversion of all of the Convertible Notes and exercise of all the Warrants is declared effective or (ii) the date the Company has obtained stockholder approval for the transaction, the investors have the right, but not the obligation, to purchase an additional $52.6 million of 5% Original Issue Discount Senior Secured Convertible Notes and related Warrants on the same terms and conditions as provided in the Securities Purchase Agreement.

The exercise price and number of shares issuable upon conversion of the Convertible Notes or exercise of the Warrants, as applicable, will further be adjusted upon the occurrence of certain events, and holders will be allowed to participate in certain issuances and distributions (subject to certain limitations and restrictions), including certain stock dividends and splits, dilutive issuances of additional common stock, and dilutive issuances of, or changes in option price or rate of conversion of, options or convertible securities, as well as the issuance of purchase rights or distributions of assets during restricted period. “Restricted period” means the period commencing on the purchase date and ending on the earlier of (i) the date immediately following the 90th day after a registration statement registering for the securities has been declared effective by the SEC and (ii) the 90th day after the securities purchased are saleable under Rule 144 without the requirement for current public information and without volume or manner of sale limitations.

The Convertible Notes and Warrants also provide for certain purchase rights whereby if the Company grants, issues, or sells any options, convertible securities, or rights to purchase stock, warrants, securities, or other property pro rata to the record holders of any class of common stock, then the holder will be entitled to acquire such purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete exercise of the Warrant.

On May 14, 2024, upon execution of the Securities Purchase Agreement, the investors purchased an initial aggregate principal amount of $13.2 million, or $12.5 million, including the 5% original issue discount, of Notes and also received 4,793,402 Warrants.

These warrant liabilities were recognized as liabilities due to requirements of ASC 480 as the variable number of shares to be issued upon cashless exercise (deemed the predominant exercise option) was based predominantly on a fixed monetary value. At each warrant exercise date and each accounting period end, the warrant liability for the remaining unexercised warrants is carried forward subsequently at fair value and the gain or loss from revaluation is recorded within the line item "Gain/(loss) on other warrants revaluation". The fair value of the warrants is based on the fair value of the shares they are exercisable into. Upon initial recognition, the warrant liability fair value was $25.9 million. Additionally, we recognized derivative liabilities for $0.5 upon execution of the contract (the company's obligations upon an event of default not connected clearly and closely with general debt obligations). The resulting discount to the carrying amount of the Convertible Notes ($13.2 million) will be amortized over the life of the note and recognized as interest expense under the effective interest method during the 4 months ending September 30, 2024. Excess of initial fair value of warrants over the amount of cash proceeds for $13.7 million is presented in the consolidated statement of operations as "Other financing costs - initial recognition of warrants".

In May 2024, $8.1 million of notes and accumulated interest were converted to 2,281,377 shares of the Company's common stock.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, the outstanding convertible notes amounted to $5.0 million (with a debt discount to convertible notes of $5.0 million) and were potentially convertible into 2,182,734 shares of common stock. Conversion of the notes depends on the lowest daily volume weighted average price of the Company's common stock ("VWAP"). If the lowest daily VWAP in the five trading days prior to June 30, 2024 was $0.1 less, the Company, upon full conversion of outstanding notes, would potentially be liable to issue approximately 97,600 shares more. If the lowest daily VWAP in the five trading days prior to June 30, 2024 was $0.1 higher, the Company, upon full conversion of outstanding notes, would potentially be liable to issue approximately 81,500 shares less. The maximum number of shares that could theoretically be issued upon conversion of these notes was 4.6 million (if shareholders’ approval was obtained and the lowest daily VWAP in the five trading days before such conversion date decreased to or below $1.16).

Outstanding warrants in the amount of 4,793,402 with a carrying value of $25.8 million as of June 30, 2024, were potentially exercisable into 10,741,234 shares of common stock. Exercise of the warrants depends on closing bid price in the last 2 days. If the lowest closing bid price in the last 2 days prior to June 30, 2024 was $0.1 less, the Company, upon full exercise of outstanding warrants, would potentially be liable to issue approximately 469,000 shares more. If the lowest closing bid price in the last 2 days prior to June 30, 2024 was $0.1 higher, the Company, upon full exercise of outstanding warrants, would potentially be liable to issue approximately 431,400 shares less. The maximum number of shares that could theoretically be issued upon exercise of these warrants was 256.7 million (if shareholder approval was obtained and if the lowest closing bid price in the last 2 days before such date decreased to or below $0.1).

Only 17.8 million shares remained registered under S-1 as of June 30, 2024, and the Company has reached the limit of issuance of shares without appropriate approval from shareholders (20% limit established by NASDAQ).

The Convertible Notes were in technical default on the balance sheet date because the Company failed to obtain shareholders’ approval by June 28, 2024, as was required by the contract. This gave investors the right to demand immediate repayment of the outstanding notes. None of the investors utilized this right to accelerate payment. An increased interest rate of 20% was applied until the Company obtained shareholders' approval for this transaction after the balance sheet date on July 9, 2024.

The Company also signed a commitment letter agreement with an investor for a total investment of $100 million through the issuance of Senior Secured Convertible Notes and Warrants. The Convertible Notes will accrue interest at 15%, include a 5% Original Issue Discount, and have a maturity of four months. They may be issued in eight tranches of $12.5 million over 13 months. The investor may receive a $4 million non-refundable commitment fee, payable in registered common stock. Other conditions are similar to those described above for the $50 million Financing Arrangement. The completion of this transaction remains contingent upon mutual consent and the execution of final documentation by both parties.

NOTE 8 – WARRANTS AND OTHER DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

ASC 825-10 defines fair value as the price received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Financial Instruments at Carrying Value That Approximated Fair Value

Certain financial instruments not carried at fair value on the consolidated balance sheets are carried at amounts that approximate fair value due to their short-term nature and credit risk. These instruments include cash and cash equivalents, accounts payable, and debt. Accounts payable are short-term and generally due upon receipt or within 30 to 90 days.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets must be measured at fair value when acquired as part of a business combination or when an impairment loss is recognized. See Note 14—Property, Plant, and Equipment and Note 6 –Goodwill and Other Intangible Assets for further information. All these valuations are based on Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of these assets or liabilities.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Liabilities Measured at Fair Value on a Recurring Basis

During nine months ended June 30, 2024 and 2023, the Company had the following financial liabilities measured at fair value on a recurring basis:

Preferred C Warrants

The warrants, which were exercisable for common stock, were issued in connection with the sale of Series C Preferred Stock (the “Preferred C Warrants”) in accordance with the November 2021 Merger Agreement and further amendments. They had an exercise price per share of $8.834 (after the reverse stock splits—$198,765) and a cashless exercise option based on a formula established by relevant contracts.

These warrant liabilities were recognized as liabilities due to requirements of ASC 480 because the variable number of shares to be issued upon cashless exercise (which was deemed to be the predominant exercise option) was based predominantly on a fixed monetary value. These warrant liabilities were also classified as derivates in accordance with ASC 815. At each warrant exercise date and each accounting period end, the warrant liability for the remaining unexercised warrants was carried forward subsequently at fair value.

During the quarter that ended December 31, 2022, the remaining 132 Preferred C Warrants that were outstanding as of September 30, 2022, were fully exercised on a cashless basis.

Preferred D Warrants

In accordance with Series D SPA (see Note 7 - Debt), for every share of Series D Preferred Stock purchased, the investors received 185% (for the final $100 million voluntary investment right expiring June 30, 2023 - 110%) warrants (the “Preferred D Warrants”) exercisable for shares of common stock at an exercise price equal to the lower of (i) $1.27 (after the reverse stock splits - $28,575) or (ii) the market price of common stock on the trading day immediately preceding the purchase notice date. The Preferred D Warrants are exercisable during a five-year period commencing upon issuance. The contracts for the Preferred D Warrants contain cashless exercise provisions similar to the Preferred C Warrants described above. Therefore, management applied similar accounting treatment to the recognition, measurement, and presentation of the warrant liabilities.

In September 2022, the Company received an initial investment amount of $35 million (exercise price was $0.4379, or $9,853 after reverse stock splits) and issued to investors 79,926,925 shares of Series D Preferred Stock and 263 Preferred D Warrants (hereinafter warrants and shares of common stock are presented giving effect to the reverse stock splits, see Note 1 – Description of Business and Basis of Presentation). By September 30, 2022, no Preferred D Warrants were exercised, and all Preferred D Warrants remained outstanding, with a fair value of $55,398,551 on September 30, 2022. During the quarter ended December 31, 2022, all initial Preferred D Warrants were exercised cashless for 10,182 shares of common stock.

In November 2022, the Company received $150,000,000 and issued notes convertible into shares of common stock and Preferred D Warrants in lieu of Series D Preferred Stock. As a result of the conversion of the convertible debt into shares of common stock in November 2022 and February 2023, 43,616 Preferred D Warrants were issued. By June 30, 2023, all these Preferred D Warrants were exercised on a cashless basis for 93,664 shares of common stock.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During April 2023, we exercised our investment rights under the Series D SPA and requested an additional $45 million (exercise price was $0.1 or $2,250 after reverse stock splits), issuing to investors: 273,363,635 Series D Preferred Stock, 7,851 shares of common stock (in lieu of Series D Preferred Stock), and 37,000 Preferred D Warrants (post reverse stock split). The warrant liability recognized initially amounted to $73,260,454. By June 30, 2023, all these Preferred D Warrants were exercised on a cashless basis for 147,672 shares of common stock (post reverse stock split).

In June 2023, we exercised the second half of our investment right for $45 million (exercise price was $0.432 or $388.8 after reverse stock splits) and, in lieu of Series D Preferred Stock, investors received: 60,778 shares of common stock and 54,962 prefunded warrants exercisable for one share of common stock each, as well as 214,120 Preferred D Warrants.

In June 2023, one of the investors exercised their investment rights and invested $7 million (the exercise price was $0.52 or $468 after reverse stock splits). The Company issued, in lieu of Series D Preferred Stock, 14,957 shares of common stock and 27,671 Preferred D Warrants.

The pool of investors exercised final voluntary investment rights under the Series D SPA in June 2023. The Company received $100 million (exercise price was $0.1601, or $144.09 after reverse stock splits, for majority of investors, and $0.1696, or $152.64 after reverse stock splits, for one investor), issuing to investors, in lieu of Series D Preferred Stock: 183,731 shares of common stock and 508,159 prefunded warrants exercisable for one share of common stock each, as well as 761,079 Preferred D Warrants.

Upon initial accounting of these investments, the warrant liability recognized in June 2023 amounted to $254,962,776. By September 30, 2023, some of these prefunded warrants and Preferred D Warrants were exercised on a cashless basis for 2,194,413 shares of common stock (post reverse stock splits).

As of September 30, 2023, none of the prefunded warrants and 382,436 Preferred D Warrants (recognized as liabilities in the consolidated balance sheets) exercisable into 1,438,009 shares of common stock with fair value of $64,739,175 remained outstanding.

During the nine months ended June 30, 2024, all remaining Preferred D Warrants were exercised on a cashless basis for 5,552,919 shares of common stock (post reverse stock splits), and there are no more Preferred D Warrants outstanding.

The fair value of warrant obligations was calculated based on the number and market value of shares that can be issued upon the exercise of the warrants. The number of shares to be issued in accordance with relevant agreements is variable. It depends on (i) the lowest closing market price of shares for 2 days before the exercise and (ii) the multiplicator calculated based on Black Scholes formula where all elements, except for risk-free rate, are fixed on the investment date. Accordingly, the fair value of warrants on the recognition date and on subsequent dates was estimated as a maximum of (i) Black Scholes value for cash exercise of relevant warrants and (ii) current market value of the number of shares the Company would be required to issue upon cashless warrant exercise on a relevant date in accordance with warrant contract requirements. The latter valuation, based on observable inputs (level 2), has been higher and reflects the pattern of the warrants exercise since the inception of the Series D SPA.

At each warrant exercise date and each accounting period end, the warrant liability for the remaining unexercised warrants is restated to current fair value, and the gain or loss from revaluation is recorded in the consolidated statement of operations as a “Gain / (loss) on derivative liability revaluation.”

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All the warrants mentioned in this section provide that if the Company issues or sells, enters into a definitive, binding agreement according to which the Company is required to issue or sell or is deemed, pursuant to the provisions of the warrants, to have issued or sold, any shares of common stock for a price per share lower than the exercise price then in effect, subject to certain limited exceptions. The exercise price of the warrants shall be reduced to such lower price per share. In addition, the exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in connection with stock splits, dividends, distributions, or other similar transactions.

Other derivative liabilities

Other derivative liabilities recognized and remeasured subsequently at fair value include embedded derivatives issued with convertible notes (primarily, automatic increase in interest rate upon an event of default and optional conversion features that were not clearly and closely related to the economic characteristics and risks of a debt host), and preferred stock that failed equity presentation when the Company had an insufficient number of authorized shares available to settle all potential future conversion transactions. They were carried at fair value and have been reclassified to equity respectively upon conversion of the notes, and authorization of increase of common stock available for issuance by stockholders of the Company during the three months ending March 2023.

Warrants issued with $50 Million Senior Secured Convertible Notes

On May 14, 2024, upon execution of the Securities Purchase Agreement, the investors purchased an initial aggregate principal amount of $13.2 million, or $12.5 million, including the 5% original issue discount, of Notes and also received 4,793,402 warrants. These warrants are recognized and subsequently carried at fair value. More information is presented in the Note 7 - Debt, $50 Million Senior Secured Convertible Notes and Warrants. The table below classifies these liabilities as having significant other observable inputs (level 2).

Qiantu Warrants

On March 14, 2023, the Company entered into an Intellectual Property and Distribution Agreement (the “IP Agreement”) with Qiantu Motor (Suzhou) Ltd. and two of Qiantu Suzhou’s affiliates (herein “Qiantu”). Pursuant to the IP Agreement, Qiantu granted the Company the exclusive license to use certain of Qiantu’s trademarks and the exclusive right to assemble, manufacture, and sell the homologated vehicles based on the Qiantu K-50 model throughout North America and South America for a period of five years. As a part of consideration for the Company’s entry into the IP Agreement, the Company issued to Qiantu USA warrants to purchase shares of the Company’s common stock (the “Qiantu Warrants”). The Qiantu warrants, per contract, are exercisable at Qiantu USA’s discretion at any time from September 30, 2023, up to and including September 30, 2024. The Qiantu Warrants have anti-dilution provisions similar to those described above, but they provide for an exemption for Series D Preferred Stock transaction rights and obligations that existed when the Qiantu Warrants were issued. As it was expected that the Company may not have a sufficient number of authorized shares of common stock available for issuance during the term of the contract (up to September 2024), and the shares to be issued upon possible exercise of warrants have not been registered, the Qiantu Warrants were recognized at fair value on inception ($6,814,000) and on each subsequent period end. Due to the decline in the market price of shares, the fair value of Qiantu Warrants as of June 30, 2024, decreased to $471,947. The difference was recognized within gains (losses) on derivative liabilities revaluation in the consolidated statements of operations. Upon issuance and revaluation of the instruments, the Company estimated the fair value of these derivatives using the Black-Scholes Pricing Model and binomial option valuation techniques based on the following assumptions: (1) dividend yield of 0%, (2) expected annualized volatility of 198-222%, and (3) risk-free interest rate of 4.3% to 4.7%. The table below classifies these liabilities as having significant unobservable inputs (level 3).

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities settlement agreement (SCC)

On May 13, 2024, the Company entered into a Settlement Agreement and Stipulation (the “SAS”) with Silverback Capital Corporation (“SCC”), pursuant to which the Company agreed to issue common stock to SCC in exchange for the settlement of an aggregate of $4.6 million (the “Settlement Amount”) to resolve outstanding overdue liabilities with different vendors. On May 29, 2024, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, entered an order approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act in accordance with a stipulation of settlement, pursuant to the SAS between the Company and SCC. Pursuant to the terms of the SAS approved by the order, the Company agreed to issue to SCC shares (the “Settlement Shares”) of common stock. The price of the Settlement Shares is calculated as 75% of the average of the 3 lowest prices traded during the valuation period. The Settlement Agreement provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of securities issued pursuant to Section 3(a)(10) of the Securities Act.

Upon initial recognition of the transaction, the Company derecognized the liability to vendors in the amount of $4.6 million and recognized derivative liabilities to SCC in the amount of $7.0 million, calculated based on the fair value of the shares of common stock that can be issued to SCC to satisfy the claims. The financial result in the amount of $2.3 million was recognized as "Other financing costs—initial recognition of derivative liabilities" in the consolidated statement of operations.

In connection with the SAS, the Company issued 1,022,500 shares of common stock to settle a part of the liability up to June 30, 2024.

As of June 30, 2024, derivative liabilities to SCC in the amount of $3.1 million remain outstanding, calculated as a fair value of 1,307,172 shares of common stock that could be required to settle an obligation on that date. The table below classifies these liabilities as having significant other observable inputs (level 2). If the average of the 3 lowest prices traded during the valuation period were $0.1 less on June 30, 2024, the Company, upon a request from SCC, would potentially be liable to issue approximately 57,800 shares more. If the average of the 3 lowest prices traded during the valuation period were $0.1 higher on June 30, 2024, the Company, upon a request from SCC, would potentially be liable to issue approximately 53,100 shares more. The maximum number of shares that could theoretically be issued under this contract is not explicitly limited. However, SCC may, at its discretion, rescind the contract (and the Company will remain liable to vendors for remaining obligations) under certain conditions, including if the market price of the shares drops to or below $2.50.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Breakdown of items recorded at fair value on a recurring basis in consolidated balance sheets by levels of observable and unobservable inputs as of June 30, 2024 and on  September 30, 2023 is presented below:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities recorded at fair value on a recurring basis	$29,530,178	$—	$29,058,231	$471,947

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2023	(Level 1 )	(Level 2)	(Level 3)
Liabilities recorded at fair value on a recurring basis	$64,863,309	$—	$64,739,175	$124,134

A summary of all changes in liabilities recorded at fair value on a recurring basis is presented below:

Balance, September 30, 2023	$64,863,309
Derivative liabilities recognized upon issuance of convertible instruments	2,140,496
Other warrants recognized upon issuance of convertible instruments	25,861,899
Loss / (gain) on revaluation	805,135
Conversions of derivatives into common shares	(71,126,401)
Derivatives issued upon extinguishment of accounts payable	6,985,740
Balance, June 30, 2024	$29,530,178

Balance, September 30, 2022	$84,799,179
Derivative liabilities recognized upon issuance of convertible instruments	499,737,254
Derivative liability recognized upon authorized shares shortfall	11,978,166
Loss / (gain) on derivative liability revaluation	89,462,559
Reclassification of derivative liabilities to equity upon authorization of sufficient common shares	(47,818,882)
Financing loss upon over-issuance of shares from warrants	8,934,892
Receivables upon over-issuance of shares from warrants	17,721,868
Reclassification to liability to issue shares upon unfinished warrant exercise on period end	(5,378,806)
Conversions of warrants into common shares	(509,117,758)
Balance, June 30, 2023	$150,318,472

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

At a special meeting on January 25, 2023, stockholders approved the proposal to increase the Company’s authorized common stock capital from 1.75 billion to 5 billion shares. At June 30, 2024, the Company had 5 billion shares of common stock authorized with $0.001 par value per share.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As described in detail in Note 1 - Description of Business and Basis of Presentation above, by December 31, 2023, the Company has effectuated a series of reverse stock splits. All stock splits resulted in the reduction of shares of common stock issued and outstanding and did not affect authorized common stock or preferred stock. The Company had 16,058,994 and 2,871,707 shares of common stock (post reverse stock splits) issued and outstanding on June 30, 2024 and September 30, 2023, respectively.

The holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders. In the event of a liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, the common stockholders are entitled to receive the remaining assets following the distribution of liquidation preferences, if any, to the holders of our preferred stock. The holders of common stock are not entitled to receive dividends unless declared by our Board. To date, no dividends have been declared or paid to the holders of common stock.

When the Company receives a warrant exercise notice or preferred stock conversion notice close to the balance sheet date and issues a relevant order to a transfer agent, which is effectively exercised only after the balance sheet date, relevant shares of common stock are presented in the balance sheet as common stock owed but not issued.

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

Stockholder Rights Agreement

On May 1, 2024, the Company entered into a Rights Agreement with Continental Stock Transfer & Trust Company as the rights agent. The Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock and each outstanding share of Preferred Stock Company payable to holders of record as of the close of business on May 13, 2024. Each Right entitles the registered holder to purchase one ten-thousandth of a share of Series A-1 Junior Participating Preferred Stock (“A-1 Preferred Stock”) of the Company at a price of $30.00 per one ten-thousandth of a share of A-1 Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date (as defined below). The description and terms of the Rights are set forth in the Rights Agreement.

The Rights will not be exercisable until the earlier of ten days after a public announcement by us that a person or group has acquired 10% or more of the shares of common stock (an "Acquiring Person") and ten business days (or a later date determined by our board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”). At any time after a person becomes an Acquiring Person, the Board of Directors may, at its option, exchange all or any part of the then outstanding and exercisable Rights for shares of common stock at an exchange ratio of one share of common stock for each Right, subject to adjustment as specified in the Rights Agreement. Notwithstanding the preceding, the Board of Directors generally will not be empowered to effect such exchange at any time after any person becomes the beneficial owner of 50% or more of the common stock of the Company. The Rights will expire on May 1, 2025, unless previously redeemed or exchanged by the Company. The Rights Agreement is designed to enable all Company stockholders to realize the long-term value of their investment and is intended to protect Mullen and its stockholders from efforts by a single stockholder or group to obtain control of the Company without paying a control premium, see below for further details. The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. Certain exemptions may apply to an Acquiring person. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board of Directors.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

Under the terms of our Certificate of Incorporation, the Board may determine the rights, preferences, and terms of our authorized but unissued shares of Preferred Stock. Pursuant to the terms of its Second Amended and Restated Certificate of Incorporation, as amended, upon conversion of shares of Preferred Stock, such shares so converted are cancelled and not issuable. As of July 26, 2022, as a result of an amendment to its Certificate of Incorporation increasing its authorized Preferred Stock, the Company had 500,000,000 shares of Preferred Stock authorized with $0.001 par value per share, and as of June 30, 2024, pursuant to its terms of Preferred Stock conversion, the Company had remaining 126,263,156 shares of Preferred Stock authorized. The reverse stock splits (see Note 1 - Description of Business and Basis of Presentation above) did not affect the number of shares of Preferred Stock authorized and outstanding, but the conversion ratios were proportionately adjusted to decrease the number of shares of common stock to be issued as a result.

The Company has designated Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock (see description below), Series E Preferred Stock (see Note 18—Series E Preferred Stock), Series AA Preferred Stock (cancelled), and Series A-1 Junior Participating Preferred Stock (see Stockholder Rights Agreement above).

Transactions with Preferred Stock during the three and nine months ended June 30, 2024 and during the three and nine months ended June 30, 2023 are presented in the table below. For more information on extinguishment of Series C Preferred Stock and issuance of Series E Preferred Stock, please see Note 18 – Series E Preferred Stock.

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Total		Series A		Series C		Series D		Series AA
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 1, 2023	1,575,502	$1,576	648	$1	1,211,757	$1,212	363,097	$363	—	$—
Extinguishment of Series C P/S by issuance of Series E P/S	(1,211,299)	(1,212)	—	—	(1,211,299)	(1,212)	—	—	—	—
Balance, June 30, 2024	364,203	$364	648	$1	458	$—	363,097	$363	—	$—

Balance, April 1, 2024	1,575,502	$1,576	648	$1	1,211,757	$1,212	363,097	$363	—	$—
Extinguishment of Series C P/S by issuance of Series E P/S	(1,211,299)	(1,212)	—	—	(1,211,299)	(1,212)	—	—	—	—
Balance, June 30, 2024	364,203	$364	648	$1	458	$—	363,097	$363	—	$—

Balance, October 1, 2022	5,721,897	$5,721	1,924	$2	1,360,321	$1,360	4,359,652	$4,360	—	$—
Issuance of preferred stock, common stock and prefunded warrants in lieu of preferred stock	273,363,635	273,364	—	—	—	—	273,363,635	273,364	—	—
Issuance of common stock for conversion of preferred stock and dividends	(277,511,343)	(277,510)	(888)	(1)	(150,265)	(149)	(277,360,190)	(277,360)	—	—
Preferred shares series AA issued to officers	1	—	—	—	—	—	—	—	1	—
Preferred shares series AA refund	(1)	—	—	—	—	—	—	—	(1)	—
Balance, June 30, 2023	1,574,189	$1,574	1,036	$1	1,210,056	$1,210	363,097	$363	—	$—

Balance, April 1, 2023	1,574,580	$1,575	1,426	$2	1,210,056	$1,210	363,098	$363	—	$—
Issuance of preferred stock, common stock and prefunded warrants in lieu of preferred stock	273,363,635	273,364	—	—	—	—	273,363,635	273,364	—	—
Issuance of common stock for conversion of preferred stock and dividends	(273,364,026)	(273,365)	(390)	(1)	—	—	(273,363,636)	(273,364)	—	—
Balance, June 30, 2023	1,574,189	$1,574	1,036	$1	1,210,056	$1,210	363,097	$363	—	$—

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Year 3: Redemption at 115% of the Redemption Price

Year 4: Redemption at 110% of the Redemption Price

Year 5: Redemption at 105% of the Redemption Price

Year 6 and thereafter: Redemption at 100% of the Redemption Price

The Series C Preferred Stock and Series D Preferred Stock are redeemable by the Company for a Redemption price per share equal to the Issue Price ( $8.84 for Series C Preferred Stock and $0.4379 for remaining Series D Preferred Stock), plus all unpaid accrued and accumulated dividends on such share (whether or not declared), provided: (A) the Preferred Stock has been issued and outstanding for a period of at least one year, (B) the issuance of the shares of common stock underlying the Preferred Stock has been registered pursuant to the Securities Act and such registration remains effective, and (C) the trading price for the common stock is less than the Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market.

Dividends

The holders of Series A and Series B Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Series A Preferred Stock and Series B Preferred Stock participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid during three and nine months ended June 30, 2024 and 2023.

The Series C Preferred Stock originally provided for a cumulative 15.0% per annum fixed dividend on the Series C Original Issue Price plus unpaid accrued and accumulated dividends. On January 13, 2023, the Company and most holders of Series C Preferred Stock entered into a waiver agreement pursuant to which such holders irrevocably waived their right to receive any and all cumulative 15.0% per annum fixed dividends on such Preferred Stock, including all unpaid accrued and accumulated dividends.

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the common stock. The amount of Series D Preferred Stock dividends accumulated as of  June 30, 2024 was approximately $0.5 million.

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

Liquidation, Dissolution, and Winding Up

In the event of any Liquidation Event, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series D Original Issue Price ($0.4379 per share in respect of the outstanding Series D Preferred Stock) plus declared but unpaid dividends (none declared but unpaid dividends on June 30, 2024 and 2023).

In the event of any Liquidation Event, the holders of the Series B Preferred Stock will be entitled to receive, after full execution of rights of the Series D Preferred Stockholders, and prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends (none declared but unpaid dividends on June 30, 2024 and 2023).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock and Series B Preferred Stock, the holders of the Series C Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price ($8.84 per share) plus declared but unpaid dividends (none declared but unpaid dividends on June 30, 2024 and 2023).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any proceeds to the holders of the common stock, by reason of their ownership thereof, $1.29 per share of each share of the Series A Preferred Stock, plus declared but unpaid dividends on such share (none declared but unpaid dividends on June 30, 2024 and 2023). “Liquidation Event” is as defined in the Certificate of Incorporation and, subject to certain exceptions, includes a sale or other disposition of all or substantially all of the Company’s assets, certain mergers, consolidations, and transfers of securities, and any liquidation, dissolution or winding up of the Company.

Conversion

Each share of Series A Preferred Stock is convertible at any time at the option of the holder into 0.0046 (giving effect to the reverse stock splits – see Note 1 – Description of Business and Basis of Presentation) shares of fully paid and non-assessable shares of common stock (rounding up to the nearest share).

Each share of Series B Preferred Stock and each share of Series C Preferred Stock are convertible at the option of the holder at any time into such number of shares of common stock as is determined by dividing the Issue Price by the relevant Conversion Price (in each case, subject to adjustment). As of June 30, 2024, there were no shares of Series B Preferred Stock issued and outstanding. As of June 30, 2024, each share of Series C Preferred Stock is convertible into 0.002183 (giving effect to the reverse stock split – see Note 1 – Description of Business and Basis of Presentation) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

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

The Series D Preferred Stock is convertible at the option of each holder at any time into the number of shares of common stock determined by dividing the Series D Original Issue Price (plus all unpaid accrued and accumulated dividends thereon, as applicable, whether or not declared), by the Series D Conversion Price, subject to adjustment as set in the Certificate of Designation. As of June 30, 2024, each share of Series D is convertible into 0.000047 (giving effect to the reverse stock split – see Note 1 – Description of Business and Basis of Presentation) shares of fully paid and nonassessable shares of common stock (rounding up to the nearest share).

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

Voting Rights

The holders of shares of common stock and Series A, Series B, and Series C Preferred Stock at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders; provided, however, that, any proposal which adversely affects the rights, preferences and privileges of the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock, as applicable, must be approved by a majority in interest of the affected series of Preferred Stock, as the case may be.

Each holder of common stock, Series B Preferred Stock, and Series C Preferred Stock has the right to one vote for each share of common stock into which such Series B Preferred Stock and/or Series C Preferred Stock, as applicable, could be converted. Each holder of Series A Preferred has the right to 1,000 votes per share held of record by such holder (this right will terminate on November 5, 2024).

The holders of Series D Preferred Stock have no voting rights except for protective voting rights (one vote for each share) in cases such as approval of a liquidation event, authorization of the issue of securities having a preference over or parity with the Series D Preferred Stock with respect to dividends, liquidation, redemption or voting, entering a merger or consolidation, etc.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LOSS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income allocated to common stockholders by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing income allocated to common stockholders plus dividends on dilutive convertible preferred stock by the weighted-average shares of common stock outstanding plus amounts representing the dilutive effect of outstanding warrants and the dilution resulting from converting convertible preferred stock, if applicable. For the three and nine months ended June 30, 2024 and 2023, outstanding warrants, convertible debt, and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.”

The following table presents the reconciliation of net loss attributable to common stockholders to net loss used in computing basic and diluted net income per share of common stock (giving effect to the reverse stock splits – see Note 1 - Description of Business and Basis of Presentation):

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Net loss attributable to common stockholders	$(87,360,817)	$(308,858,234)	$(281,187,675)	$(800,047,339)
Less: preferred stock dividends waived/(accrued)	(23,066)	(13,125)	(66,412)	7,387,811
Less: financial result from exchange of Series C P/S for Series E P/S (see Note 18 - Series E Preferred Stock)	(8,604,029)	—	(8,604,029)	—
Net loss used in computing basic net loss per share of common stock	$(95,987,912)	$(308,871,359)	$(289,858,116)	$(792,659,528)

Net loss per share	$(7.91)	$(1,114.23)	$(37.92)	$(5,544.35)

Weighted average shares outstanding, basic and diluted	12,134,899	277,205	7,644,049	142,967

NOTE 11 – SHARE-BASED COMPENSATION

The Company has incentive plans that are part of its annual discretionary share-based compensation program. The plans include consultants, employees, directors, and officers. The Company has been issuing new shares of common stock under the share-based compensation programs, and cash has not been used to settle equity instruments granted under share-based payment arrangements.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended June 30,		For the nine months ended June 30,
Composition of Share-Based Compensation Expense	2024	2023	2024	2023
CEO share based performance award liability revaluation	$1,415,059	$2,256,603	$(4,650,599)	$47,226,436
Share-based compensation to employees and directors	4,868,990	1,421,675	10,342,631	4,102,578
Share-based compensation to consultants (equity-classified)	1,681,508	903,264	2,954,081	7,367,107
Share-based compensation to consultants (liability-classified)	5,599,205	6,130,462	20,527,925	12,319,250
Total share-based compensation expense	$13,564,762	$10,712,004	$29,174,038	$71,015,371

Employees of the Company

Employees of the Company, including officers, are entitled to a number of shares of common stock specified in relevant offer letters and employment contracts and subject to the approval of our Board of Directors Compensation Committee. The total expense of share awards to employees represents the grant date fair value of the relevant number of shares to be issued. It is recognized, in correspondence with additional paid-in capital, over the service period. The majority of awards to employees are equity-classified. The liability related to liability classified stock-based compensation contracts with employees amounts to $75,000 on June 30, 2024. The Company has also accrued a liability (presented within "Accrued expenses and other current liabilities" in the consolidated balance sheets) in an amount of $0.2 million (or 88,290 shares of common stock at market price on  June 30, 2024) to compensate employees for delay with the issuance of common stock per relevant offer letters and employment contracts.

Consultants

From time to time, the Company also issues share-based compensation to external consultants providing consulting, marketing, R&D, legal, and other services. The number of shares specified within individual agreements, or the monetary value of those shares, if applicable, is negotiated by our Chief Executive Officer and approved by the Compensation Committee of the Board of Directors. These costs are generally presented as professional fees within general and administrative, and certain qualifying costs may be presented as part of research and development expenses ($0.4 million over the nine months ended June 30, 2024).

A part of these share-based awards is classified as equity and accounted for, similar to stock-based compensation to employees. Another part of the Company’s share-based awards to consultants is classified as liabilities, mainly if the number of shares a consultant is entitled to is predominantly based on monetary value fixed in the contract. An accrued part of liability, in this case, is revalued each period based on the part of the services performed and the market price of the shares of common stock of the Company until a sufficient number of shares is issued. The liability to consultants as of June 30, 2024 amounted to $0.1 million. The Company generally practices prepayment for future services of the consultants by unrestricted shares of common stock. In this case, a prepaid asset is recognized on the balance sheet and is amortized over the period the consultant is delivering their services to the Company. These prepaid costs amounted to $4.3 million as of June 30, 2024.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CEO Award Incentive Plans

The Company entered into a CEO Performance Stock Award Agreement, approved by the Board and by stockholders in 2022 (“2022 PSA Agreement”) and a CEO Performance Stock Award Agreement, approved by the Board and by stockholders in 2023 (“2023 PSA Agreement”). Under these plans, the Chief Executive Officer is entitled to share-based awards generally calculated as 1-3% of the outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones).

The costs (income) recognized within the line item "CEO share based performance award liability revaluation" in the table above represent both actual issuances of common stock under PSA Agreements and revaluation of these provisions for future probable awards. This share-based compensation is accrued over the service term when it is probable that the milestone will be achieved. The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, the current market price of the common stock, and on the number of shares of common stock outstanding - until the shares have been issued or until the fulfillment of the milestone requirements is no longer probable.

As of June 30, 2024, the accrual for future awards under 2023 PSA Agreement amounted to approximately $4.5 million. A part of this provision in the amount of $0.4 million has been recognized within non-current liabilities as the achievement and issuance of shares are expected more than 12 months after the balance sheet date. No remaining 2022 PSA Agreement awards are considered probable. Out of all remaining 2023 PSA Agreement awards, all awards are considered probable by the Company, except for Vehicle Completion Milestones and Accelerated Development Milestone, which has been achieved (Mullen has acquired a facility with existing equipment that allows the Company to expedite scaling of battery pack production in the USA).

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2024	September 30, 2023
Provision for settlement expenses and legal fees	$32,781,788	$29,763,627
Tax payables	5,542,156	2,849,346
Accrued payroll	1,852,669	2,406,650
Accrued interest	1,751,479	1,548,724
Refund liability	652,200	652,200
Dividend payable	468,272	401,859
Accrued expense - other	330,100	3,988,382
Total	$43,378,664	$41,610,788

NOTE 13 - LIABILITY TO ISSUE STOCK AND ELOC COMMITMENT FEE

Liability to issue stock

The liability to issue stock on  June 30, 2024 (current liability in the amount of $4.4 million and non-current liability in the amount of $0.4 million) represents mainly CEO incentive award provision to be settled in shares of common stock upon the achievement of specific targets (current liability in the amount of $4.1 million and non-current liability in the amount of $0.4 million), as well as certain liability-classified contracts with consultants (current liability in the amount of $0.1 million) and other parties (current liability in amount of $0.2 million). The liability on  September 30, 2023 mainly related to CEO incentive award provision, see Note 11 - Share Based Compensation for more details.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ELOC commitment fees

On May 21, 2024, the Company entered into the Equity Line of Credit (“ELOC”) Purchase Agreement (the “Purchase Agreement”) with Esousa LLC (the “Investor"), pursuant to which the Investor agreed to purchase from the Company, at the Company’s direction from time to time, in its sole discretion, from and after July 5, 2024, and until the earlier of (i) the 36-month anniversary of the Commencement Date of July 16, 2024, or (ii) the termination of the ELOC Purchase Agreement in accordance with the terms thereof, shares of common stock, having a total maximum aggregate purchase price of $150,000,000, upon the terms and subject to the conditions and limitations set forth below. In connection with the ELOC Purchase Agreement, the Company also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement and any additional registration statements, with the SEC covering the resale of the shares of the Company’s common stock issued to Investor pursuant to the ELOC Purchase Agreement.

After the Commencement Date (as defined above), on any business day selected by the Company, the Company may, from time to time and at its sole discretion, direct the Investor to purchase a number of shares of common stock that does not exceed 20% of the trading volume on the Nasdaq Stock Market on the applicable purchase date at a purchase price per share equal to 94% of the lower of (i) the lowest daily VWAP of any trading day during the 15 trading days before, and including, the purchase date; and (ii) the closing price of the common stock on the applicable purchase date. The Company will control the timing and amount of any sales of its common stock to the Investor, and the Investor has no right to require the Company to sell any shares to it under the Purchase Agreement. Actual sales of shares of common stock to the Investor under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including (among others) market conditions, the trading price of its common stock, and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. The Investor may not assign or transfer its rights and obligations under the Purchase Agreement. The Company's right to direct the Investor to purchase shares is subject to certain conditions precedent, including continued listing on Nasdaq or another major stock exchange.

The Purchase Agreement prohibits the Company from directing the Investor to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock, then beneficially owned by the Investor and its affiliates, would result in the Investor and its affiliates beneficially owning more than 9.99% of the then total outstanding shares of the Company’s common stock.

The Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty. From and after the date of the Purchase Agreement until its termination, the Company agreed not to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents (or a combination of units thereof), involving a Variable Rate Transaction (as defined in the Purchase Agreement), other than in connection with an exempt issuance as described in the Purchase Agreement. The Investor has agreed not to cause or engage in any manner whatsoever any direct or indirect short selling or hedging of the Company’s common stock.

As consideration for its commitment to purchase the Company’s common stock under the Purchase Agreement, the Company agreed to issue shares of common stock equal to $6.0 million divided by the lower of (i) the VWAP on the effective date of the Initial Registration Statement and (ii) the closing price of the common stock on the effective date of the Initial Registration Statement (the “Commitment Shares”) to the Investor. Half of the Commitment Shares will be issued upon the effective date of the Initial Registration Statement, and the remaining amount will be delivered upon stockholder approval of the issuance of shares in excess of the Exchange Cap (as defined above); provided that all Commitment Shares will be issued by the date that is 6 months from the date of the Purchase Agreement. The commitment fee of $6.0 million as of June 30, 2024, per the Purchase Agreement, could theoretically be settled with 2,500,000 shares of common stock.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	June 30,	September 30,
	2024	2023
Buildings	$49,979,359	$48,081,466
Machinery and equipment	36,795,981	27,861,452
Construction-in-progress	7,860,376	5,180,642
Land	3,065,757	3,040,303
Other fixed assets	4,744,527	2,824,165
Total cost of assets excluding accumulated impairment	102,446,000	86,988,028
Less: accumulated depreciation	(19,191,336)	(4,955,243)
Property, Plant, and Equipment, net	$83,254,664	$82,032,785

During the year ended September 30, 2023, due to unfavorable market conditions, a decline of the market prices of the Company’s common stock, and budgeted performance misses compared to the budgets prepared previously, we have tested long-lived assets for recoverability. The test was performed on September 1, 2023, by management with the assistance of independent third-party valuation professionals, using both the discounted cash flow method and the guideline public company method. The fair value of the property, plant, and equipment of the ELMS/Legacy Mullen segment (classified in Level 3 of the fair value hierarchy) was determined on a standalone basis utilizing the cost and market approaches to value. The assets of Bollinger's segment (see Note 4 - Segment information) were not impaired, except for goodwill impairment (see Note 6 - Goodwill and Other Intangible Assets). An impairment loss in the amount of $13,519,492 has been recognized with respect to the property, plant, and equipment of the ELMS/Legacy Mullen segment, primarily construction-in-progress and machinery and equipment.

No additional impairment has been recognized in respect of property, plant, and equipment during the nine months ended June 30, 2024. Depreciation expense related to property, plant, and equipment for the three and nine months ended June 30, 2024 was $2,584,157 and $14,264,452, respectively ($1,680,595 and $7,050,864 for the three and nine months ended June 30, 2023, respectively).

NOTE 15 – PREPAID EXPENSES AND PREPAID INVENTORY

	June 30, 2024	September 30, 2023
Prepaid expenses and prepaid inventory
Prepaid expense	$3,333,391	$8,850,311
Prepaid services	5,539,504	6,284,441
Prepaid inventory	12,424,986	5,063,965
Customs surety bond paid	2,600,000	-
Prepaid trade shows	139,937	2,731,352
Other prepayments	1,721,936	2,025,154
Total prepaid expenses and prepaid inventory	$25,759,754	$24,955,223

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – OPERATING EXPENSES

General and administrative expenses consist of the following:

	Three months ended June 30,		Nine months ended June 30,
	2024	2023	2024	2023
Professional fees	$14,874,793	$5,250,063	$45,558,985	$51,884,123
Advertising and promotions	2,552,524	985,763	16,188,946	4,746,032
Settlements and penalties	6,116,450	2,327,286	14,777,522	8,592,635
Depreciation	2,235,199	1,680,595	13,318,147	7,050,864
Amortization	873,476	913,061	3,503,631	4,433,035
Compensation to employees	5,242,229	15,133,141	14,462,043	52,147,116
Utilities and office expense	1,076,999	996,997	4,139,924	2,064,100
Employee benefits	10,331,649	1,140,917	12,713,521	2,759,607
Listing and regulatory fees	1,047,596	1,415,003	3,175,362	4,150,348
Repairs and maintenance	405,975	302,623	1,774,935	684,920
Lease	382,290	273,234	1,354,916	1,948,288
Executive expenses and directors' fees	281,984	73,759	893,895	363,825
Other	2,056,213	1,285,370	6,753,294	3,361,268
Total	$47,477,377	$31,777,812	$138,615,121	$144,186,161

The main portion of the Professional fees relate to stock-based compensation, see Note 11 - Share Based Compensation for additional information.

Research and Development

Research and development expenses for the nine months ended June 30, 2024 and 2023 were $54,486,237 and $51,188,991, respectively. Research and development expenses for the three months ended June 30, 2024 and June 30, 2023 were $14,292,744 and $22,088,011, respectively. Costs are expensed as incurred. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping, and other expenses related to preparation for the production of electric vehicles such as Mullen Five EV, Mullen One EV cargo van, etc.

NOTE 17 – LEASES

We have entered into various operating lease agreements for certain offices, manufacturing and warehouse facilities, and land. Operating leases led to recognition of right-of-use assets, and current and noncurrent portion of lease liabilities. These right-of-use assets also include any lease payments made and initial direct costs incurred at lease commencement and exclude lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements that require payments for both lease and non-lease components and have elected to account for these as a single lease component. Certain leases provide for annual increases to lease payments based on an index or rate.

On November 1, 2023, the Company entered a 5-year lease agreement for premises of approximately 122,000 sq. ft. in Fullerton, California, designated for light manufacturing and distribution of electric vehicle batteries. Base rent is $2.992 million for the first year (and increases approximately 4% yearly), and additional operating expenses are approximately $715 thousand in the first year with subsequent annual recalculation. Security deposit paid to the landlord is approximately $1 million.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information regarding our lease assets and liabilities.

	June 30, 2024	September 30, 2023
Assets:
Operating lease right-of-use assets	$11,787,983	$5,249,417
Liabilities:
Operating lease liabilities, current	(2,226,906)	(2,134,494)
Operating lease liabilities, noncurrent	(12,338,011)	(3,566,922)
Total lease liabilities	$(14,564,917)	$(5,701,416)
Weighted average remaining lease terms:
Operating leases (in years)	5.23	3.98
Weighted average discount rate:
Operating leases	28%	28%

For the three and nine months ended June 30, 2024, we recognized impairment of right-of-use assets in the amount of $30 thousand and $3.2 million, respectively (none during the three and nine months ended June 30, 2023).

Operating lease costs:	For the three months ended June 30,		For the nine months ended June 30,
	2024	2023	2024	2023
Fixed lease cost	$1,355,952	$330,175	$4,292,916	$887,294
Variable and short-term lease cost	100,210	85,298	350,533	147,120
Sublease income	(150,413)	(108,127)	(462,363)	(201,875)
Total operating lease costs	$1,305,749	$307,346	$4,181,086	$832,539

The following table reflects the maturities of operating lease liabilities on June 30, 2024:

Years ending September 30,
2024 (3 months)	$945,167
2025	6,500,102
2026	5,077,875
2027	5,029,859
2028	4,830,545
Thereafter	7,352,924
Total lease payments	$29,736,472
Less: imputed interest	(15,171,555)
Carrying amount of lease liabilities	$14,564,917

NOTE 18 – SERIES E PREFERRED STOCK

On May 31, 2024, the Company entered into the Settlement Agreement and Release with Ault Lending, LLC, under which the Company issued $3.0 million of, or 76,923, shares of the Company’s Series E Preferred Stock in exchange for the cancellation of 1,211,299 shares of the Company’s Series C Preferred Stock held by Ault Lending. Under the terms of the Company’s Second Amended and Restated Certificate of Incorporation, such shares of Series C Preferred Stock, including undeclared dividends, had a redemption value of approximately $14.9 million.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has designated 76,950 shares of Series E Preferred Stock, generally with the following terms.

Conversion and Exchange. The Series E Preferred Stock is convertible at the option of each holder at any time into the number of shares of common stock, determined by dividing the Series E Original Issue Price by the Series E Conversion Price in effect on the date of conversion. “Series E Original Issue Price” means $39.00 per share for each share of the Series E Preferred Stock (as adjusted for any stock splits, stock dividends, combinations, recapitalization, or the like for the Series E Preferred Stock). The initial “Series E Conversion Price” means $3.90 per share, subject to adjustment. Based on this formula, each share of Series E Preferred Stock is currently convertible into 10 shares of common stock. If any shares of Series E Preferred Stock are converted, redeemed, or reacquired by the Company, such shares may not be reissued and will automatically be retired and canceled and resume the status of authorized but unissued shares of preferred stock. The Series E Preferred Stock will not be convertible by a holder to the extent that such holder or any of its affiliates would beneficially own more than 9.99% of the common stock.

Voting Rights. Holders of the Series E Preferred Stock are entitled to vote on an as-converted-to-Common-Stock basis, have full voting rights and powers equal to the voting rights and powers of the holders of the common stock, and are entitled to vote together with the common stock for any question upon which holders of common stock have the right to vote. In addition, approval of holders of a majority of the shares of Series E Preferred Stock, voting as a separate class, is required to (i) alter or change the powers, preferences, or rights of the Series E Preferred Stock to affect them adversely, (ii) amend the Certificate of Incorporation or other charter documents in a manner adverse to the holders of Series E Preferred Stock, (iii) increase the number of authorized shares of Series E Preferred Stock, or (iv) enter into any agreement for any of the foregoing.

Dividends. Holders of the Series E Preferred Stock are entitled to receive dividends on shares of Series E Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends will be paid on shares of Series E Preferred Stock.

Liquidation, Dissolution, and Winding Up. In the event of any Liquidation Event (as defined in the Certificate of Designation), the holders of the Series E Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the common stock, but subject to and after the distribution of proceeds to the Series A preferred stock, Series C preferred stock and Series D preferred stock, because of their ownership thereof, an amount per share equal to the Series E Original Price (as described above), plus declared but unpaid dividends on such share.

Pursuant to the Settlement Agreement, Series E holders, at their discretion, were also permitted to exchange, under Section 3(a)(9) of the Securities Act, or any other applicable securities exemption, some or all of the shares of Series E Preferred Stock for an equal dollar amount of Notes (maturing in 4 months) and Warrants (exercisable within 5 years) under additional investment rights of the Securities Purchase Agreement. For more information on these Notes and Warrants, see Note 7 - Debt, $50 Million Convertible Notes and Warrants.

The Series E Preferred Stock has been recognized at fair value of $8.6 million. As the Notes and Warrants conversion (exchange) option fair value significantly exceeded the fair value of the conventional conversion option, and the value of other rights available to Series E Preferred Stockholders was not likely to exceed this difference, the fair value of Series E Preferred Stock on initial recognition was determined based on fair value of the Notes and Warrants conversion (exchange) option, similar to calculating fair value of warrants issued under the Securities Purchase Agreement (see Note 7 - Debt, $50 Million Convertible Notes and Warrants).

The difference of $8.6 million between the carrying amount of extinguished Series C Preferred Stock and the fair value of issued Series E Preferred Stock was recognized in additional paid-in capital and decreased losses per share (see Note 10—Loss per share).

After the balance sheet date, on July 8, 2024, all 76,923 shares of Series E Preferred Stock were exchanged for Senior Secured Convertible Notes with an initial aggregate principal amount of $3.2 million, or $3.0 million including the 5% original issue discount, and 1,150,416 Warrants (see Note 7 - Debt, $50 Million Convertible Notes and Warrants).

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – CONTINGENCIES AND CLAIMS

ASC 450.20 governs the disclosure and recognition of loss contingencies, including potential losses from litigation, regulation, tax, and other matters. The accounting standard defines a “loss contingency” as “an existing condition, situation, or set of circumstances involving uncertainty as to possible loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.” ASC 450 requires accrual for a loss contingency when it is probable that one or more future events will occur, confirming the fact of loss and the amount of the loss can be reasonably estimated. Under this standard, an event is probable when it is likely to occur.

Occasionally, we are subject to asserted and actual claims and lawsuits arising in the ordinary course of business. Company management reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. We recognize accruals for those contingencies where the incurrence of a loss is probable and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss over the amount accrued if such disclosure is necessary for our consolidated financial statements. As required by ASC 450, we do not record liabilities when the likelihood is not probable or when the likelihood is probable but the amount cannot be reasonably estimated. To estimate whether a loss contingency should be accrued, management evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss.

The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties. They could be material to our operating results and cash flows for a particular period. At least quarterly, we evaluate developments in our legal proceedings and other contingencies that could affect the amount of liability, including amounts over any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to our accruals and disclosures as appropriate. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Until the final resolution of such matters, if any of our estimates and assumptions change or prove to have been incorrect, we may experience losses over the amounts recorded, which could have a material effect on our business, consolidated financial position, results of operations, or cash flows.

Information regarding our legal proceedings is contained in Note 19—Contingencies and Claims of the Notes to Consolidated Financial Statements of our Annual Report on Form 10-K for the year ended September 30, 2023. Other than as set forth herein, there are no additional updates to the legal proceedings involving the Company and/or its subsidiaries.

TOA Trading LLC Litigation

On April 8, 2022, TOA Trading LLC and Munshibari LLC (“Plaintiffs”) filed a complaint against the Company and Mullen Technologies, Inc. in the United States District Court for the Southern District of Florida. Plaintiffs bring claims for breach of contract, or unjust enrichment, related to an unpaid alleged finder’s fee in connection with a merger, and seek damages, pre- and post-judgment interest, as well as an award of reasonable fees and expenses.

During May and June 2024, the Company fully settled the matter for a cash payment of $537,500 and stock-based payments valued at $537,500.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The GEM Group

On September 21, 2021, the GEM Group filed an arbitration demand and statement of claim with the American Arbitration Association against Mullen, seeking declaratory relief and damages. On August 3, 2023, the arbitrator ordered Mullen to deposit $7,000,000 into an interest-bearing escrow account with a commercial bank or brokerage firm. That amount was released to the GEM Group in May 2024.

On November 17, 2023, the arbitrator issued the Partial Final Award on Liability, finding that Mullen and Mullen Technologies, Inc. (“MTI”) had repudiated and breached the securities purchase agreement and a related agreement (the “GEM Agreements”). On December 28, 2023, Mullen and MTI filed a complaint against the GEM Group and Christopher F. Brown in the United States District Court for the Southern District of New York, alleging, among other things, that the GEM Group and Mr. Brown engaged in an unlawful securities transaction under the federal securities laws by entering into the GEM Agreements while the GEM Group was operating as an unregistered dealer. The complaint seeks an order declaring, among other things, that the GEM Agreements are void ab initio.

On January 24, 2024, the arbitrator ordered Mullen to deposit an additional $24,114,921 into escrow on or before March 9, 2024. The GEM Group moved to the United States District Court to confirm that second interim order. On January 29, 2024, the parties completed the briefing on the issues of damages and allocation. On April 8, 2024, the District Court stayed the action filed by Mullen and MTI against the GEM Group and Christopher F. Brown.

On May 10, 2024, the arbitrator issued his final award, awarding the GEM Group $26,752,627 in damages for breach of the relevant agreements and $3,830,943.26 in attorney fees and certain administrative costs. On June 11, 2024, the United States District Court confirmed the second interim order. On July 10, 2024, Mullen moved into the United States District Court for the Southern District of New York for an order vacating the arbitration awards and denying GEM’s anticipated motion to confirm those awards.

The Company has paid $7 million and accrued additional expected settlement expenses as of  June 30, 2024.

Mullen Stockholder Litigation

In re Mullen Automotive, Inc. Securities Litigation

On May 5, 2022, Plaintiff Margaret Schaub, a purported stockholder, filed a putative class action complaint in the United States District Court Central District of California against the Company, as well as its Chief Executive Officer, David Michery, and the Chief Executive Officer of a predecessor entity, Oleg Firer (the “Schaub Lawsuit”). This lawsuit was brought by Schaub both individually and on behalf of a putative class of the Company’s shareholders, claiming false or misleading statements regarding the Company’s business partnerships, technology, and manufacturing capabilities and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder. An amended complaint was filed on September 23, 2022, asserting claims against the Company, Mullen Technologies, Inc., and Mr. Michery. The Schaub Lawsuit seeks to certify a putative class of shareholders, seeks monetary damages, and an award of reasonable fees and expenses.

As of  June 30, 2024, the Company has created a provision for losses expected to arise from this litigation.

David Gru v. Mullen Automotive Inc.

On May 12, 2022, David Gru, a purported stockholder, filed a putative class action lawsuit in the United States District Court for the Central District of California against the Company, Mr. Michery, and Mr. Firer (the “Gru Lawsuit”). This lawsuit was brought by Gru both individually and on behalf of a putative class of Mullen’s shareholders, claiming false or misleading statements regarding Mullen’s business partnerships, technology, and manufacturing capabilities and alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5. The Gru Lawsuit sought to declare the action to be a class action and sought monetary damages, pre-judgment and post-judgment interest, and an award of reasonable fees and expenses. On August 4, 2022, the Court consolidated this action into the Schaub Lawsuit and ordered this action administratively closed.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In re Mullen Automotive, Inc. Derivative Litigation

On August 1, 2022, Jeff Witt and Joseph Birbigalia, purported stockholders, filed a shareholder derivative action in the United States District Court for the Central District of California, purportedly in the right and for the benefit of the Company as a nominal defendant, against Mr. Michery, Mr. Firer, and current or former Company directors Ignacio Novoa, Mary Winter, Kent Puckett, Mark Betor, William Miltner and Jonathan New (the “Witt Lawsuit”). The Witt lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily concerning the issues and claims asserted in the Schaub Lawsuit. The Witt Lawsuit seeks monetary damages and an award of reasonable fees and expenses.

The Company has accrued expected settlement expenses as of  June 30, 2024.

Hany Morsy v. David Michery et al.

On September 30, 2022, Hany Morsy, a purported stockholder, filed a shareholder derivative action in the United States District Court for the Central District of California, purportedly in the right and for the benefit of the Company as a nominal defendant, against Mr. Michery, Mr. Firer, former Company officer and director, Jerry Alban, and Company directors Mr. Novoa, Ms. Winter, Mr. Puckett, Mr. Betor, Mr. Miltner, and Mr. New (the “Morsy Lawsuit”). This lawsuit asserts claims for breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily concerning the issues and claims asserted in the Schaub Lawsuit. The Morsy Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures. Also, it seeks monetary damages, pre-judgment and post-judgment interest, restitution, and an award of reasonable fees and expenses. On November 8, 2022, the Court consolidated this matter and the Witt Lawsuit (see above).

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

No loss provision has been accrued regarding this matter as of June 30, 2024, as the Company can reasonably estimate neither the probability of the loss nor its magnitude (if any) based on all information presently available to management.

Trinon Coleman v. David Michery et al.

On December 8, 2023, Trinon Coleman, a purported stockholder, filed a shareholder derivative action in the Court of Chancery for the State of Delaware, purportedly in the right and for the benefit of the Company as a nominal defendant, against Mr. Michery, and Company directors Mr. Puckett, Ms. Winter, Mr. Betor, Mr. Miltner, and Mr. New (the “Coleman Lawsuit”). This lawsuit asserts claims for breach of fiduciary duty, insider trading, and unjust enrichment primarily in connection with the issues and claims asserted in the Schaub Lawsuit. The Coleman Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and also seeks monetary damages and an award of reasonable fees and expenses.

No loss provision has been accrued regarding this matter as of  June 30, 2024, as the Company can reasonably estimate neither the probability of the loss nor its magnitude (if any) based on all information presently available to management.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other contingencies

Accrued debt settlement

As discussed in the Note 7 - Debt, section "Non-convertible promissory note (terminated)", on December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue discount. The funds contemplated by the Debt Agreement have not been received and, on May 7, 2024, the Debt Agreement has been terminated. The $18 million original issue discount was considered a settlement cost related to a dispute. The costs have been accrued as of  September 30, 2023, and, since the loss is no longer probable, the accrual was released to decrease "Settlements and penalties" of the operating expenses (see Note 16 - Operating Expenses) during the three months ending  June 30, 2024.

NOTE 20 – RELATED PARTY TRANSACTIONS

Related Party Receivable

Prior to its spinoff as a separate entity and the closing of the Merger on November 5, 2021, the Company operated as a division of MTI, an entity in which the Company’s CEO had a controlling financial interest and in which he was CEO and Chairman. After the spinoff transaction and Merger on November 5, 2021, the Company processed and disbursed payroll and related compensation benefits for 11 employees who provided services only to MTI and rent costs for facilities utilized by MTI pursuant to a Transition Services Agreement (“TSA”). The terms of the TSA required MTI to repay monthly the amounts advanced by the Company, with penalties calculated at the lower of the prime rate plus 1% or the maximum rate under applicable law charged on the unpaid amounts. The terms of the TSA did not provide for any other payment processing service fee from MTI to the Company except the interest fee on overdue advance balances.

On March 31, 2023, the Company converted approximately $1.4 million of these advances to MTI to a note receivable from MTI. The note bore interest at 10% per year and would mature on March 31, 2025, with a default rate of 15% per annum. By the end of the 2023 fiscal year, the note principal had been increased by an additional $0.4 million. The Company incurred approximately $2.5 million and $2.1 million of disbursements on behalf of MTI and charged penalties and interest in amounts of approximately $238 thousand and $179 thousand by December 31, 2023, and September 30, 2023, respectively. Remaining advances, notes, and interest receivable as of  September 30, 2023 were presented within non-current assets of the consolidated balance sheets.

On January 16, 2024, the Company terminated the Transition Services Agreement between the Company and Mullen Technologies, Inc., and received a cash payment in full settlement of all outstanding amounts (including outstanding notes receivable, advances, and related interest and penalties) of approximately $2.7 million.

Director Provided Services

For the three months ended  June 30, 2024, our non-employee directors earned compensation for service on our Board of Directors and associated committees for $106 thousand in cash and $176 thousand in shares of common stock (for the nine months ended June 30, 2024 - $331 thousand in cash and $563 thousand in shares of common stock).

In addition, the following non-employee directors were engaged in certain other consulting contracts with the Company:

William Miltner

William Miltner is a litigation attorney who provides legal services to the Company. Mr. Miltner is also an elected Director of the Company. For the three and nine months ended June 30, 2024, Mr. Miltner, for services rendered, was entitled to $249 thousand and $955 thousand, respectively. Mr. Miltner has been providing legal services to us since 2020.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mary Winter

Mary Winter, Corporate Secretary and Director, is compensated for Corporate Secretary responsibilities at $5 thousand per month. For the three and nine months ended June 30, 2024, Ms. Winter is entitled to $15 thousand and $45 thousand in consulting fees, respectively.

NOTE 21 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through August 12, 2024, when these financial statements were available to be issued. Except as discussed below, management has determined that no subsequent events required recognition, adjustment to, or disclosure in the financial statements.

Additional investments after the balance sheet date

Pursuant to the Securities Purchase Agreement ($50 million convertible notes and warrants contract described in Note 7—Debt above), the following transactions took place after the balance sheet date:

●	On July 8, 2024, as part of the additional investment right, an investor exchanged 76,923 shares of Series E Preferred Stock for an initial aggregate principal amount of $3.2 million, or $3.0 million including the 5% original issue discount, of Convertible Notes and 1,150,416 Warrants.

●	On July 9, 2024, the Company held a special meeting of stockholders. For purposes of complying with Nasdaq Listing Rule 5635(d), shareholders approved issuance of shares of common stock (i) pursuant to senior secured convertible notes and related warrants, and any future adjustments of the conversion price of the notes and exercise price of the warrants, purchased pursuant to a Securities Purchase Agreement dated May 14, 2024, in excess of the 19.99% share cap, and (ii) pursuant to the ELOC Purchase Agreement in excess of the 19.99% share cap contained therein.

●	On July 9, 2024, as part of the obligated purchases, investors purchased an additional initial aggregate principal amount of $10.5 million, or $10.0 million including the 5% original issue discount, of Convertible Notes and also received 3,834,726 Warrants.

●	On July 15, 2024, as remaining part of the obligated purchases, investors purchased an additional initial aggregate principal amount of $29.0 million, or $27.5 million including the 5% original issue discount, of Convertible Notes and also received 10,545,490 Warrants.

In total, after the balance sheet date, investors purchased an additional aggregate principal amount of $39.5 million, or $37.5 million including the 5% original issue discount, of Senior Secured Convertible Notes (due in 4 months after execution date) and Warrants (exercisable within 5 years).

Stock issuances after the balance sheet date and exercise of remaining warrants

After the balance sheet date and by August 9, 2024, the Company issued 24,082,192 shares of common stock, mainly upon the exercise of warrants and conversion of notes described in the section entitled "$50 million convertible notes and warrants" of Note 7 - Debt above, and in accordance with the contracts with consultants.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional investments in Bollinger

On July 26, 2024, Mullen Automotive Inc. entered into a Common Stock Purchase Agreement, by and among the Company and Bollinger Motors, Inc., a Company subsidiary, to acquire up to 467,869 newly issued shares of common stock of Bollinger Motors, representing approximately 33.37% of then outstanding equity ownership of Bollinger Motors on a fully-diluted basis (after giving effect to the conversion or exercise of any outstanding debt and equity securities or equivalents), for an aggregate purchase price of approximately $36.1 million in cash. This transaction may increase Mullen's part of the equity ownership interests on a fully diluted basis from 60.0% to 72.2%.

At closing, $2.6 million of the purchase price was paid to Bollinger Motors and 33,048 shares were issued by Bollinger Motors to the Company. The remaining investment is subject to a financing condition that permits the Company to decide whether to allocate proceeds raised from various sources to complete any such installment payment. Through the date of this report, an additional $3.8 million of the purchase price was paid to Bollinger Motors for 49,119 shares.

Separately, for a period of eighteen months following July 26, 2024, the Company shall have the right to acquire up to 439,347 additional newly issued shares of Bollinger Motors at the same price per share of $77.16. Also, during the thirty-six month period following July 26, 2024, the Company shall have the right to purchase up to 100% of the total number of shares of Bollinger’s common stock subject to any Committed Third Party Financing at a purchase price that is 75% of the purchase price offered in such Committed Third Party Financing and otherwise on the same terms and conditions provided for in the Committed Third Party Financing. A “Committed Third Party Financing” means receipt by Bollinger Motors from a third party of an arm’s-length bona fide offer that is not subject to any contingencies and for which such third party has fully and irrevocably committed, in the opinion of the Bollinger Motors’ Board, to purchase the common stock, equivalents or other securities of Bollinger Motors.

Asset Purchase Agreement with Mullen Technologies, Inc.

On July 18, 2024, the Company entered into an Asset Purchase Agreement with Mullen Technologies, Inc. (“MTI”), pursuant to which the Company assumed a lease for premises located in Oceanside, California and all equipment and inventory in the premises, as well as staffing and other infrastructure for vehicle sales and repairs for consideration of $1.4 million. The Company’s CEO has a controlling financial interest and is Chairman of MTI, and one of the Company's directors is CFO of MTI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help the reader understand Mullen’s results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this Report.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include but are not limited to, those factors described under the section titled “Risk Factors” in Item 1A. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and others described under the section titled “Risk Factors” in Item 1A above may not be exhaustive. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

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

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	June 30,
	2024	2023	$ Change	% Change
	(dollar amounts, except percentages)
Revenue
Vehicle sales	$65,235	$308,000	$(242,765)	(79)%

Costs and expenses applicable to sales and revenues
Cost of goods sold	26,222	248,669	(222,447)	(89)%
Other inventory costs and expenses	9,786	—	9,786	—%
Total cost of goods sold and other inventory expenses	36,008	248,669	(212,661)	(86)%
Gross profit / (loss)	29,227	59,331	(30,104)	(51)%

Operating expenses:
General and administrative	47,477,377	31,777,812	15,699,565	(49)%
Research and development	14,292,744	22,088,011	(7,795,267)	35%
Impairment of right-of-use assets	30,060	—	30,060	—%
Loss from operations	$(61,770,954)	$(53,806,492)	$(7,964,462)	(15)%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(4,261,718)	(248,413,090)	244,151,372	98%
Other financing costs - ELOC commitment fee	(6,000,000)	—	(6,000,000)	—%
Other financing costs - initial recognition of warrants	(13,652,762)	—	(13,652,762)	—%
Gain/(loss) on derivative liability revaluation	2,218,148	(241,168)	2,459,316	1,020%
Gain/(Loss) on other warrants revaluation	82,938	—	82,938	—%
Gain/(loss) on extinguishment of debt	(690,346)	206,081	(896,427)	(435)%
Loss on financing	—	(8,934,892)	8,934,892	100%
Gain/(loss) on disposal of fixed assets	(103,973)	1,346	(105,319)	(7,825)%
Interest expense	(8,277,802)	(608,332)	(7,669,470)	(1,261)%
Other income, net	829,056	826,378	2,678	0%
Total other income (expense)	(29,856,459)	(257,163,677)	227,307,218	88%
Net loss before income tax benefit	$(91,627,413)	$(310,970,169)	$219,342,756	71%

Income tax benefit/ (provision)	(1,200)	(456,191)	454,991	100%
Net loss	(91,628,613)	(311,426,360)	219,797,747	71%

Net loss attributable to noncontrolling interest	(4,267,796)	(2,568,126)	(1,699,670)	(66)%
Net loss attributable to stockholders	$(87,360,817)	$(308,858,234)	$221,497,417	72%

Waived/(accrued) accumulated preferred dividends and other capital transactions with Preferred stock owners	(8,627,095)	(13,125)	(8,613,970)	(65,630)%

Net loss attributable to common stockholders after preferred dividends	$(95,987,912)	$(308,871,359)	$212,883,447	69%

Net Loss per Share	(7.91)	(1,114.23)

Weighted average shares outstanding, basic and diluted	12,134,899	277,205

Revenues

We are an early-stage company that has only recently started to generate notable revenues. As we expand vehicle production and commercialization, we expect the majority of our revenue to be derived from sales of commercial vehicles.

We plan to ramp up production and reach sufficient revenue levels in subsequent periods – primarily from sales of Commercial Delivery Vehicles (Class 1 – 6). As we continue to develop our product line, we expect additional revenue streams in the future, also from the sales of Sport Utility Vehicles ("SUVs") and the flexible leasing of our electric vehicles ("EVs").

In accordance with accounting standards, we recognize revenue from the sale of electric vehicles upon transfer of control to a customer. Generally, the control is transferred to the customer at the point of delivery. Still, certain contracts with our dealers contain a return provision stating that they may return unsold vehicles after 1 year. Since the Company does not have sufficient relevant statistics of returns yet, we defer revenue recognition until such dealer has sold the vehicles or until there is sufficient evidence to justify a reasonable estimate for consideration to which the Company expects to be entitled.

The tables below disclose information on deliveries of vehicles, revenue recognized, and payments received from our customers over the recent periods.

Invoiced during the 3 months ended June 30, 2024 (in thousand dollars)
Vehicle type	Units invoiced	Amount invoiced	Cash received	Revenue recognized
Mullen 3 (UU)	3	195.6	—	—
Urban Delivery (UD1)	12	315.7	65.2	65.2
Total	15	$511.3	$65.2	$65.2

Cost of Revenues

The costs of revenues primarily include vehicle components and parts, labor costs, and other relevant costs and expenses applicable to sales and revenues, such as provisions for estimated warranty expenses and an allowance to bring the value of inventories down to net realizable value.

Research and Development

Research and development expenses decreased by $7.8 million, or 35%, from $22.1 million through the three months ended June 30, 2023, to $14.3 million through the three months ended June 30, 2024. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping, and other expenses related to preparation for the production of electric vehicles such as Mullen Five EV and Mullen One EV cargo van.

General and Administrative

General and administrative expenses include all non-production expenses incurred in a given period. This includes professional fees, salaries, rent, repairs and maintenance, utilities and office expenses, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses, and other expenses. We expense advertising costs as incurred. General and administrative expenses increased by approximately $15.7 million, or 49%, from approximately $31.8 million in the three months ended June 30, 2023, to approximately $47.5 million in the three months ended June 30, 2024, primarily due to decreases in compensation to employees, partially offset by increases in professional fees, employee benefits, utilities, depreciation expense, and advertising and promotions expenses.

Other financing costs

The Company recognized other financial costs (on initial recognition of derivative liabilities and other warrants, and ELOC commitment fee) during the three months ended June 30, 2024 in the amount of $23.9 million, vs $248.4 million over the same period of the previous year. The change of $224.5 million, or 90%, was mainly due to the fact that investments during the three months ended June 30, 2024 were lower than investments during the three months ended June 30, 2023 (see Notes 7 - Debt and 8- Warrants and Other Derivative Liabilities and Fair Value Measurements to the financial statements).

Interest Expense

Interest expense increased by approximately $7.7 million, or 1261%, from approximately $0.6 million through the three months ended June 30, 2023 to approximately $8.3 million through the three months ended June 30, 2024, primarily due to a conversion of debt which resulted in an $8.1 million debt discount being recognized in the three months ended June 30, 2024.

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was approximately $96.0 million, or $7.91 net loss per share, for the three months ended June 30, 2024, as compared to a net loss attributable to common stockholders after preferred dividends of approximately $308.9 million, or $1,114.23 loss per share, for the three months ended June 30, 2023 (giving effect to reverse stock splits, see below).

Comparison of the nine months ended June 30, 2024 to the nine months ended June 30, 2023

The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended
	June 30,
	2024	2023	$ Change	% Change
	(dollar amounts, except percentages)
Revenue
Vehicle sales	$98,570	$308,000	$(209,430)	(68)%

Costs and expenses applicable to sales and revenues
Cost of goods sold	34,962	248,669	(213,707)	(86)%
Other inventory costs and expenses	14,486	—	14,486	—%
Total cost of goods sold and other inventory expenses	49,448	248,669	(199,221)	(80)%
Gross profit / (loss)	49,122	59,331	(10,209)	(17)%

Operating expenses:
General and administrative	138,615,121	144,186,161	(5,571,040)	4%
Research and development	54,486,237	51,188,991	3,297,246	(6)%
Impairment of goodwill	28,846,832	—	28,846,832	—%
Impairment of right-of-use assets	3,197,668	—	3,197,668	—%
Impairment of intangible assets	73,447,067	—	73,447,067	—%
Loss from operations	$(298,543,803)	$(195,315,821)	$(103,227,982)	(53)%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(4,261,718)	(504,373,115)	500,111,397	99%
Other financing costs - ELOC commitment fee	(6,000,000)	—	(6,000,000)	—%
Other financing costs - initial recognition of warrants	(13,652,762)	—	(13,652,762)	—%
Gain/(loss) on derivative liability revaluation	(888,075)	(89,462,559)	88,574,484	99%
Gain/(Loss) on other warrants revaluation	82,938	—	82,938	—%
Gain/(loss) on extinguishment of debt	(655,721)	(6,246,089)	5,590,368	90%
Loss on financing	—	(8,934,892)	8,934,892	100%
Gain/(loss) on disposal of fixed assets	(477,838)	386,377	(864,215)	(224)%
Gain on lease termination	—	—	—	—%
Interest expense	(8,795,525)	(5,414,185)	(3,381,340)	(62)%
Other income, net	2,318,164	2,044,258	273,906	13%
Total other income (expense)	(32,330,537)	(612,000,205)	579,669,668	95%
Net loss before income tax benefit	$(330,874,340)	$(807,316,026)	$476,441,686	59%

Income tax benefit/ (provision)	3,890,100	520,385	3,369,715	648%
Net loss	(326,984,240)	(806,795,641)	479,811,401	59%

Net loss attributable to noncontrolling interest	(45,796,565)	(6,748,302)	(39,048,263)	(579)%
Net loss attributable to stockholders	$(281,187,675)	$(800,047,339)	$518,859,664	65%

Waived/(accrued) accumulated preferred dividends and other capital transactions with Preferred stock owners	(8,670,441)	7,387,811	(16,058,252)	(217)%
Net loss attributable to common stockholders after preferred dividends	$(289,858,116)	$(792,659,528)	$502,801,412	63%

Net Loss per Share	(37.92)	(5,544.35)

Weighted average shares outstanding, basic and diluted	7,644,049	142,967

Revenues

See above for a discussion of accounting policy on revenue recognition. This table discloses information on vehicle deliveries, revenue recognized, and payments received from our customers over nine months ended June 30, 2024.

Invoiced during the 9 months ended June 30, 2024 (in thousand dollars)
Vehicle type	Units invoiced	Amount invoiced	Cash received	Revenue recognized
Mullen 3 (UU)	134	8,739.4	652.2	—
Urban Delivery (UD1)	243	8,085.1	98.6	98.6
Total	377	$16,824.5	$750.8	$98.6

Cost of Revenues

See above for a description of the cost of revenues.

Research and Development

Research and development expenses increased by $3.3 million, or 6%, from approximately $51.2 million through the nine months ended June 30, 2023 to approximately $54.5 million through the nine months ended June 30, 2024. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping costs, and other expenses related to preparation for the production of electric vehicles such as Mullen Five EV, Mullen One EV cargo van, etc.

General and Administrative

General and administrative expenses include all non-production expenses incurred by us in any given period. This includes expenses such as professional fees, employee compensation and benefits, rent, repairs and maintenance, utilities and office expenses, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses, and other expenses. We expense advertising costs as incurred. General and administrative expenses decreased by approximately $5.6 million, or 4%, from approximately $144.2 million in the nine months ended June 30, 2023, to approximately $138.6 million in the nine months ended June 30, 2024, primarily due to decreases in professional fees and compensation to employees, partially offset by increases in advertising and promotions expenses, employee benefits, and depreciation expense.

Impairment

The net loss for the nine months ended June 30, 2024 included impairment charges totaling $105.5 million, mainly due to present uncertainty of availability of future funding required to support the business and decrease of Company's market capitalization. These write-downs include Bollinger's goodwill of $28.8 million, intangible assets of Bollinger ($58.5 million) and ELMS ($15.1 million), and the write-down of right-of-use assets of $3.2 million.

Other financing costs and revaluation of liabilities

The Company recognized other financial costs (on initial recognition of derivative liabilities and other warrants, and ELOC commitment fee) during the nine months ended June 30, 2024 in the amount of $23.9 million vs $504.4 million over the same period of the previous year. The change of $480.5 million, or 95%, was mainly due to the fact that investments during the nine months ended June 30, 2024 were lower than investments during the nine months ended June 30, 2023 (see Notes 7 - Debt and 8- Warrants and Other Derivative Liabilities and Fair Value Measurements to the financial statements).

Similarly, the derivative liability revaluation loss has decreased by $88.7 million from $89.5 million to $0.8 million. These changes are due to the fact that less warrants were issued and outstanding during the nine months ended June 30, 2024 and the monetary value of relevant obligations has significantly decreased in comparison to the nine months ended June 30, 2023 (see Notes 7- Debt and 8 - Warrants and Other Derivative Liabilities and Fair Value Measurements to the financial statements).

Interest Expense

Interest expense increased by approximately $3.4 million, or 62%, from approximately $5.4 million through the nine months ended June 30, 2023 to approximately $8.8 million through the nine months ended June 30, 2024, primarily due to a conversion of debt which resulted in an $8.1 million debt discount being recognized in the three months ended June 30, 2024.

By accounting standards, applying the effective interest method will, in the next quarter ending September 2024, result in higher interest costs in respect of the convertible notes issued by the Company in May 2024.

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was approximately $289.9 million, or $37.92 net loss per share, for the nine months ended June 30, 2024, as compared to a net loss attributable to common stockholders after preferred dividends of approximately $792.7 million, or $5,544.35 loss per share, for the nine months ended June 30, 2023 (giving effect to reverse stock splits, see below).

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

Reverse Stock Splits and NASDAQ listing rules compliance

We completed three reverse stock splits during the calendar year ending December 31, 2023 to regain compliance with NASDAQ Listing Rule 5550(a)(2). In May 2023, we completed a 1-for-25 reverse split of our outstanding shares of common stock. In August 2023, we completed a 1-for-9 reverse split of our outstanding shares of common stock. In December 2023, we completed a 1-for-100 reverse stock split of our outstanding shares of common stock. On January 24, 2024, the Company received formal notice from The Nasdaq Stock Market LLC confirming the Company has regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2). On March 6, 2024, the Company received formal notice from Nasdaq confirming that it has regained compliance with the annual shareholder meeting requirement set forth in Nasdaq Listing Rule 5620(a).

Liquidity and Capital Resources

To date, we have yet to generate any significant revenue from our business operations. We have funded our capital expenditure and working capital requirements by selling equity securities, as further discussed below. Our ability to successfully expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing, and, over time, our ability to generate cash flows from operations.

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $4.0 million as of June 30, 2024. During the nine months ended June 30, 2024, the Company used approximately $145.2 million of cash for operating activities. The net working capital deficit on June 30, 2024 amounted to approximately $59.0 million, or $10.4 million, after excluding derivative and warrant liabilities, Series E Preferred Stock liability, ELOC commitment fees, and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the nine months ended June 30, 2024, the Company incurred a net loss of $327.0 million, and as of June 30, 2024, our accumulated deficit was $2,143.3 million. This creates substantial doubt about the Company's ability to continue as a going concern, as its cash on hand may be insufficient to meet its working capital and capital expenditure requirements for a period of at least twelve months from the date of the filing of this Form 10-Q.

If the Company does not secure adequate funding to fulfill its current liabilities, it anticipates seeking bankruptcy protection in various jurisdictions within 30 days of publishing these financial statements. The Company anticipates that its available funds will be insufficient to cover its obligations for at least the next twelve months from the date this Form 10-Q was filed. Consequently, there is significant uncertainty regarding the Company's ability to continue operating. The Company is actively pursuing additional funds (see Note - 21 Subsequent Events). However, there is no guarantee that the Company will be able to restructure its debts and/or secure the necessary financing on favorable terms.

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible notes with warrants, convertible preferred stock with warrants, and common stock.

The short-term debt includes loans due within twelve months from the balance sheet date, in addition to loans that have matured and remain unpaid. Management plans to renegotiate matured loans with creditors for favorable terms, such as reducing interest rates, extending maturities, or both; however, there is no guarantee favorable terms will be reached. Until negotiations with creditors are resolved, these matured loans remain outstanding and will be classified as short-term debt on the balance sheet. Interest and fees on loans are being accounted for within accrued interest.

On May 14, 2024, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors for the sale of Senior Secured Convertible Notes ("Convertible Notes") and five-year warrants exercisable for shares of common stock (the “Warrants”). The investors have purchased senior secured convertible notes of $52.6 million, or $50.0 million, including the 5% original issue discount, bearing 15% interest and maturing in 4 months.

The holder may convert the outstanding principal and accrued but unpaid interest on the Notes into shares of common stock at the lower of (i) $5.49, (ii) 95% of the closing sale price of common stock on the date the Company’s registration statement on Form S-1 is declared effective (i.e. $3.61) or (iii) 95% of the lowest daily volume weighted average price in the five (5) trading days before such conversion date, provided that the conversion price will not be less than $1.16 per share.

As security for payment of the amounts due and payable under the Convertible Notes, the Company collaterally assigned and granted to the Holder a continuing security interest in all of the Company’s right, title, and interest in, to, and under the property of the Company, whether then or hereafter owned, existing, acquired or arising and wherever then or hereafter located (subject to certain exceptions). The Convertible Notes are senior in right of payment to all other current and future notes to which the Company is a party. The Convertible Notes also impose restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, dividends distribution, and affiliate transactions, except for specified exceptions.

In connection with the issuance of the Convertible Notes, the holder also received 5-year warrants exercisable for 200% of the shares of common stock underlying such Notes. The Warrants also provide for a cashless exercise pursuant to which the holder may receive a “net number” of shares of common stock determined according to a formula prescribed by the contract.

For a period beginning on May 14, 2024, and ending on the one-year anniversary from the date registration statements registering the shares issuable upon conversion of all of the Notes and exercise of all the Warrants is declared effective, the investors have the right, but not the obligation, to purchase an additional $52.6 million of 5% Original Issue Discount Senior Secured Convertible Notes and related Warrants on the same terms and conditions.

The Company also signed a commitment letter agreement with an investor for a total investment of $100 million through the issuance of Senior Secured Convertible Notes and Warrants. The Convertible Notes will accrue interest at 15%, include a 5% Original Issue Discount, and have a maturity of four months. They will be issued in eight tranches of $12.5 million over 13 months. The investor will receive a $4 million non-refundable commitment fee, payable in registered common stock. Other conditions are similar to those described above. The completion of this transaction remains contingent upon mutual consent and the execution of final documentation by both parties.

The following is a summary of our indebtedness as of June 30, 2024:

	Net Carrying Value
	Unpaid Principal			Contractual	Contractual
Type of Debt	Balance	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,385,004	$2,385,004	$—	0.00 - 10.00%	2019 - 2021
Matured loan advances	332,800	332,800	—	0.00 - 10.00%	2016 - 2018
Convertible notes	5,021,891	5,021,891	—	15%	September, 2024
Less: debt discount to convertible notes	(5,007,305)	(5,007,305)	—		September, 2024
Total Debt	$2,732,390	$2,732,390	$—

Scheduled Debt Maturities

The following are scheduled debt maturities as of June 30, 2024:

	Year Ended September 30,
	2024 (3 months)	2025	2026	2027	2028	Thereafter	Total
Total Debt	$7,739,695	$—	$—	$—	$—	$—	$7,739,695

Cash Flows

The following table provides a summary of our cash flow data for the nine months ended June 30, 2024 and 2023:

	Nine Months Ended June 30,
Net cash provided by (used in):	2024	2023
Operating activities	$(145,182,897)	$(113,627,945)
Investing activities	(14,053,838)	(107,449,762)
Financing activities	7,504,168	364,134,630

Cash Flows used in Operating Activities

Our cash flow used in operating activities to date has been primarily comprised of costs related to research and development, payroll and other general and administrative activities. Net cash used in operating activities was $145.2 million in the nine months ended June 30, 2024, a 28% increase from $113.6 million net cash used during the nine months ended June 30, 2023.

Cash Flows used in Investing Activities

To date, our cash flows used in investing activities have been comprised mainly of equipment purchases.

Net cash used in investing activities was $14.1 million in the nine months ended June 30, 2024, an 87% decrease from $107.4 million used in investing activities during the nine months ended June 30, 2023. The primary factor of the change was the acquisition of ELMS assets during the three months ended December 31, 2022.

Cash Flows provided by Financing Activities

Through June 30, 2024, we have financed our operations primarily through the issuance of convertible notes and equity securities.

Net cash provided by financing activities was $7.5 million for the nine months ended June 30, 2024, as compared to $364.1 million net cash obtained from financing activities for the nine months ended June 30, 2023, when we issued convertible notes in lieu of preferred shares. During the nine months ended June 30, 2024, we issued senior secured convertible notes and warrants in return for $12.5 million cash and fully settled a mortgage loan of $4.9 million.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations and other commitments for cash expenditures as of June 30, 2024, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended September 30,	Payments
2024 (3 months)	$945,167
2025	6,500,102
2026	5,077,875
2027	5,029,859
2028	4,830,545
Thereafter	7,352,924
Total Future Minimum Lease Payments	$29,736,472

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our financial statements have been prepared by U.S. GAAP. In the preparation of these financial statements, our management is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Management considers an accounting judgment, estimate, or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 3 to the consolidated financial statements.

In preparing these financial statements, management applied critical estimates and assumptions while performing impairment tests for goodwill and other noncurrent assets. We identified Bollinger and ELMS/Legacy Mullen (refer to Note 4— Segment information) as our reporting units for the purposes of assessing impairments.

We review our noncurrent asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Such conditions could include significant adverse changes in the business climate, current period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. The recoverability of noncurrent asset groups to be held and used is measured by a comparison of the carrying amount of the asset group to future undiscounted net cash flows expected to be generated by the asset group. Suppose the asset group is considered to be impaired. In that case, the impairment recognized is the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Due to a prolonged decrease in our market capitalization, including a significant decline in stock price and budgeted performance targets not achieved as compared to acquisition date budgets, we assessed noncurrent assets for impairment.

Critical accounting estimates for impairment of assets of the Bollinger segment

Our goodwill and indefinite-lived in-process research and development assets, as well as patents, pertain to the Bollinger acquisition on September 7, 2022. As a result of impairment tests performed by management during the nine months ended June 30, 2024, impairment was recognized in the financial statements: including $28.8 million for goodwill, $58.5 million for indefinite-lived in-process research and development assets, as well as $1.3 million for right-of-use assets. No additional material impairment was recognized during the last three months ended June 30, 2024. The impairment has been recognized primarily due to the present uncertainty of the availability of future funding required to support this segment and the decrease in the Company's market capitalization.

Critical accounting estimates for impairment of assets of the ELMS/Mullen segment

As a result of impairment tests performed by management during the nine months ended June 30, 2024, impairment was also recognized in respect of part of right-of-use assets in the amount of $1.9 million, as well as engineering design intangible assets with a carrying amount of $15.1 million which belong to the ELMS/Mullen segment. No additional material impairment was recognized during the last three months ended June 30, 2024. The primary reasons for the impairment of these assets were sales slower than expected and a decrease in the Company's market capitalization.

Estimating the fair value of the reporting units and certain assets requires us to make assumptions and estimates regarding our future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax considerations, discount rates, long-term growth rates, contributory asset charges, and other market factors. Assumptions used in impairment assessments are made at a point in time. Therefore, they are subject to change based on the facts and circumstances present at each annual and interim impairment assessment date. Fair value determinations require significant judgment and are sensitive to changes in underlying assumptions, estimates, and market factors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, being the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s Form 10-K for the fiscal year ended September 30, 2023, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and processes, as well as internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and implemented, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of controls and procedures must reflect the fact that there are resource constraints, and management must apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, management continued to commit resources to the remediation of the material weaknesses reported in the Company’s Form 10-K for the fiscal year ended September 30, 2023.

Except for the above, there were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject are described in Note 19 - Contingencies and Claims of the notes to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information in this Report; however, set forth below are certain material changes to the Risk Factors disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023 (the "2023 Form 10-K"). You should also read and consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2023 Form 10-K, which could materially affect our business, financial condition, or future results of operation. The risks described herein and in our 2023 Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may eventually prove to have a material adverse effect on our business, financial condition, and/or future operating results.

We may not be able to raise additional funding nor generate or obtain sufficient cash flows to service all of our existing and future liabilities when they become due, and we may be forced to take other actions to satisfy our obligations, which may not be successful.

We may be unable to obtain alternative sources of financing in an amount sufficient to fund our existing and future liquidity needs. To date, we have yet to generate any significant revenue from our business operations. Our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness, convertible preferred stock and common stock. We will need significant capital to, among other things, conduct research and development, increase our production capacity, and expand our sales and service network. Our ability to successfully expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing, and, over time, our ability to generate cash flows from operations. During the nine months ended June 30, 2024, the Company used approximately $145.2 million of cash for operating activities.

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $4.0 million as of  June 30, 2024. If we are unable to obtain funding or a refinancing or some restructuring of our obligations or other improvement in liquidity, we may not be able to service all our liabilities when they become due. The Company is actively pursuing additional funds and remains discussing with potential financiers (see Note 21 - Subsequent events). However, there is no guarantee that the Company will be able to restructure its liabilities and/or secure the necessary financing on favorable terms. If any of our significant obligations are accelerated, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

We are currently evaluating strategic alternatives to address our liquidity issues. Still, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs. Any such alternative measures may be unsuccessful or may not permit us to meet scheduled obligations, which could cause us to default on our obligations. As a result, we may seek bankruptcy court protection to continue our efforts to restructure our business and capital structure. We may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements.

Our liquidity issues, which can force us to seek protection under federal bankruptcy laws, may impact our business and operations.

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

Seeking bankruptcy court protection could have a material adverse effect on our business, financial condition, results of operations, and liquidity. For as long as a bankruptcy proceeding continued, our senior management would be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on our business operations. Bankruptcy court protection also could make it more difficult to retain management and other key personnel necessary to the success and growth of our business. In addition, during the period of time we are involved in a bankruptcy proceeding, our customers and suppliers might lose confidence in our ability to reorganize our business successfully and could seek to establish alternative commercial relationships. The occurrence of certain of these events has already negatively affected our business and may have a material adverse effect on our business, results of operations, and financial condition.

Our commitment to issue shares of common stock pursuant to the terms of the Convertible Notes, the ELOC Purchase Agreement, our preferred stock and Warrants could encourage short sales by third parties, which could contribute to the future decline of our stock price.

Our commitment to issue shares of common stock pursuant to the terms of the Notes, the ELOC Purchase Agreement, our preferred stock and Warrants has the potential to cause significant downward pressure on the price of our common stock. In such an environment, short sellers may contribute exacerbate any decline of our stock price. If there are significant short sales of our common stock, the share price of our common stock may decline more than it would in an environment without such activity. This may cause other holders of our common stock to sell their shares. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our common stock will likely decline.

Sale or issuance of our common stock pursuant to the ELOC may cause dilution and the sale of the shares of common stock acquired by the Investor, or the perception that such sales may occur, could cause the price of our common stock to fall.

The purchase price for the shares that we may sell to the Investor under the ELOC Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

Subject to the terms of the ELOC Purchase Agreement, we generally have the right to control the timing and amount of any future sales of our shares to the Investor. The extent to which we rely on the ELOC as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources and other factors to be determined by us. We may ultimately decide to sell to the Investor all, some, or none of the shares of our common stock that may be available for us to sell pursuant to the ELOC Purchase Agreement. After the Investor has acquired shares, the Investor may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales to the Investor by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to the Investor, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in operating our manufacturing facilities.

Our operations are subject to international, federal, state and local environmental laws and regulations relating to the use, handling, storage, disposal of and exposure to hazardous materials and batteries. Environmental, health and safety laws and regulations are complex and evolving. For example, regulations regarding battery storage, recycling, disposal and processing are relatively new and the current lack of industry standards may increase our cost of compliance. Moreover, we may be affected by future amendments to such laws or other new environmental, health and safety laws and regulations which may require a change in our operations, potentially resulting in a material adverse effect on our business, prospects, results of operations and financial condition. These laws can give rise to liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines and penalties. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations could result in substantial fines and penalties, third-party damages, suspension of production or a cessation of our operations.

Contamination at properties we currently or will own and operate, we formerly owned or operated, that are adjacent or near our properties, or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for building contamination and impacts to human health and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our manufacturing facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business prospects and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Termination of Debt Agreement

On May 7, 2024, the Debt Agreement dated December 18, 2023, to issue a non-convertible secured promissory note with a principal amount of $50 million and a $18 million original issue discount was terminated (refer to Note 7—Debt for further information).

Settlement Agreement

On May 13, 2024, the Company entered into a Settlement Agreement and Stipulation (the “SAS”) with Silverback Capital Corporation (“SCC”), pursuant to which the Company agreed to issue common stock to SCC in exchange for the settlement of an aggregate of $4,623,655 (the “Settlement Amount”) to resolve outstanding overdue liabilities with different vendors. On May 29, 2024, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida (the “Court”), entered an order (the “Order”) approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act in accordance with a stipulation of settlement, pursuant to the SAS between the Company and SCC. SCC commenced action against the Company to recover the Settlement Amount of past-due obligations and accounts payable of the Company (the “Claim”), which SCC had purchased from certain vendors of the Company pursuant to the terms of separate receivable purchase agreements between SCC and each of such vendors. The Order provides for the full and final settlement of the Claim and the related action. The SAS became effective and binding upon execution of the Order by the Court on May 29, 2024. Pursuant to the terms of the SAS approved by the Order, the Company agreed to issue to SCC shares (the “Settlement Shares”) of the Company’s common stock. The price of the Settlement Shares is calculated as 75% of the average of the three lowest prices traded during the valuation period.  The SAS provides that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of securities issued pursuant to Section 3(a)(10) of the Securities Act. Pursuant to the SAS, SCC may deliver requests to the Company for additional shares of common stock to be issued to SCC until the Settlement Amount is paid in full, provided that any excess shares issued to SCC will be cancelled. In connection with the SAS, the Company has issued 1,022,500 shares of common stock to settle a part of the liability up to June 30, 2024. Subsequent to June 30, 2024, up to August 8, 2024, the Company has issued an additional 1,644,200 shares of common stock.

The issuance of common stock to SCC pursuant to the terms of the Agreement approved by the Order is exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(10) thereof, as an issuance of securities in exchange for bona fide outstanding claims, where the terms and conditions of such issuance are approved by a court after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear. The Agreement provides that in no event will the number of shares of common stock issued to SCC or its designee in connection with the Agreement, when aggregated with all other shares of common stock then beneficially owned by SCC and its affiliates (as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations thereunder), result in the beneficial ownership by SCC and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act and the rules and regulations thereunder) at any time of more than 4.99% of the common stock.

Director and Officer Trading Arrangements

None of the Company's directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended June 30, 2024.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Junior Participating Preferred Stock of Mullen Automotive Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024)

3.2

Certificate of Designation of Rights, Preferences and Privileges of Series E Preferred Stock of Mullen Automotive Inc. filed May 31, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2024)

4.1

Rights Agreement dated as of May 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2024)

10.1*	Settlement Agreement and Release, dated May 13, 2024, by and between Mullen Automotive Inc. and Silverback Capital Corporation
10.2	Commitment Letter Agreement dated May 14, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024)
10.3

Securities Purchase Agreement dated May 14, 2024 by and among Mullen Automotive Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024)

10.3(a)	Form of Convertible Note (incorporated by reference to Exhibit 10.3(a) to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024)
10.3(b)	Form of Warrant (incorporated by reference to Exhibit 10.3(b) to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024)
10.3(c)

Registration Rights Agreement dated May 14, 2024 by and among Mullen Automotive Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.3(c) to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 14, 2024)

10.4

Common Stock Purchase Agreement, dated as of May 21, 2024, by and between the Company and the Investor (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2024)

10.5

Registration Rights Agreement, dated as of May 21, 2024, by and between the Company and the Investor (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 24, 2024)

10.6

Settlement Agreement and Release, dated May 31, 2024, by and between Mullen Automotive Inc. and the investor thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2024)

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

Mullen Automotive Inc.

August 12, 2024	By:	/s/ David Michery
David Michery
Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer and duly authorized officer)

/s/ Jonathan New
Jonathan New Chief Financial Officer (Principal Financial Officer)