Form 10-K
period 2024-09-30
MULLEN AUTOMOTIVE INC.
filed 2025-01-24
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

The aggregate market value of the registrant’s common equity, other than shares held by persons who may be deemed affiliates of the registrant, as of March 31, 2024 was approximately $40.7 million.

The registrant had 61,595,743 shares of common stock outstanding as of January 21, 2025.

FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10‑K (the “Annual Report” or “Report”) contains forward-looking statements that involve substantial risks and uncertainties. All statements contained in this Annual Report, other than statements of historical facts, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information and statements include the risks summarized below. This summary does not address all of the risks that the Company faces. Additional discussion of the risks summarized in this risk factor summary; and other risks the Company faces, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and other filings with the SEC, before making a decision to invest in the Company. These risks include, among others, the following:

●	We have incurred significant losses since inception, and we expect that we will continue to incur losses for the foreseeable future;
●	We will require substantial additional financing to effectuate our business plan;
●	We have not yet manufactured or sold significant number of vehicles to customers. Many of our products are still on the development stage and we may never be able to mass-produce them;
●	There is substantial doubt about our ability to continue as a going concern;
●	Our ability to raise the substantial additional financing needed to execute our business plan, and a on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our production operations;
●

We incurred non-cash impairment charges during 2024 which adversely affected our year fiscal 2024 operating results and we may be required to incur additional future impairment and other charges, which could adversely affect our operating results;

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

●	Substantial blocks of our total outstanding shares may be sold into the market, which may cause the price of our common stock to decline;
●	Our stock price has been volatile, and the market price of our common stock may drop below the price you pay;
●	Stockholder equity interest may be substantially diluted in any additional equity issuances;

●	We may issue additional shares of common stock, including under our equity incentive plan. Any such issuances would dilute the interest of our stockholders and likely present other risks;
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

●	Future changes to regulatory requirements may have a negative impact upon our business.
●	Our currently planned vehicles rely on lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, potentially subjecting us to litigation, recall, and redesign risks;
●	The efficiency of a battery’s use will decline slowly over time, which may negatively influence customers’ decisions whether to purchase an electric vehicle;
●	We rely on our OEMs, suppliers and service providers for parts and components, any of whom could choose not to do business with us;
●	We will rely on complex machinery for its operations and production, which involve a significant degree of risk and uncertainty in operational performance and costs;
●	Complex software and technology systems need to be developed in coordination with vendors and suppliers, and there can be no assurance that such systems will be successfully developed;
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

●	Financial distress of our suppliers could necessitate that we provide substantial financial support, which could increase our costs, affect our liquidity or cause production disruptions;
●	We have a history of losses and expect to incur significant expenses and continuing losses for the foreseeable future, casting doubt on our ability to continue as a going concern;
●	Our operating and financial results forecast relies on assumptions and analyses we developed and may prove to be incorrect;
●	Our business model is in the early stages of production, and it may fail to meet our strategic plans
●	We may be unable to accurately estimate the supply and demand for our vehicles;
●	Increased costs or disruptions in supply of raw materials or other components could occur;
●	Our vehicles may fail to perform as expected;
●	Our services may not be generally accepted by our users;
●	The automotive market is highly competitive;
●	The automotive industry is rapidly evolving and demand for our vehicles may be adversely affected;
●	We have identified material weaknesses in our internal control over financial reporting;
●	Our future growth is dependent on the demand for and consumers’ willingness to adopt electric vehicles;
●	Government and economic incentives could become unavailable, reduced or eliminated;
●	Our failure to manage our future growth effectively;
●	We may establish insufficient warranty reserves to cover future warranty claims;
●	We may not succeed in establishing, maintaining and strengthening our brand;
●	The dealers' end customer, fleet managers’ willingness to adopt our electric vehicles;
●	Doing business internationally may expose us to operational and financial and political risks;

●	We are highly dependent on the services of David Michery, our Chief Executive Officer;
●	We are exposed to risks relating to our relationship with a related party;
●	Our business may be adversely affected by labor and union activities;
●	Our business could be adversely impacted by global or regional catastrophic events;
●	We face information security and privacy concerns;
●	We may be forced to defend ourselves against alleged patent or trademark infringement claims and may be unable to prevent others from unauthorized use of our intellectual property;
●	Our patent applications may not issue as patents, the patents may expire, our patent applications may not be granted, and our rights may be contested;
●	We may be subject to damages resulting from trade secrets;
●	Our vehicles are subject to various safety standards and regulations that we may fail to comply with;
●	We may be subject to product liability claims;
●	We face risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries;
●	We are or will be subject to anti-corruption, bribery, money laundering, and financial and economic laws;
●	Risk of failure to improve our operational and financial systems to support expected growth;
●	Risk of failure to build our financial infrastructure and improve our accounting systems and controls;
●	The priority of the holders of our debt and preferred stock over the holders of our common stock in the event of liquidation, dissolution or winding up; and
●	Other risks and uncertainties, including those listed under Part I, Item 1A of this Annual Report titled “Risk Factors.”

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

WEBSITE AND MEDIA DISCLOSURE

We use our website (www.mullenusa.com) and various social media channels as a means of disclosing information about the Company and its products to our customers, investors, and the public (e.g., Instagram: @mullenusa; X (formerly Twitter): @mullen_usa; Facebook: @MullenUSA; LinkedIn: @mullen-technologies; and YouTube: @mullenautomotive). The information provided on social media channels is not incorporated by reference in this report or in any other report we file with the SEC.

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

PART I

ITEM 1. BUSINESS.

References in this Annual Report to the “Company”, “we”, “us”, “our” or similar references, or “Mullen,” mean Mullen Automotive Inc., a Delaware corporation, and its subsidiaries Ottava Automotive, Inc., a California corporation, Mullen Indiana Real Estate, LLC., a Delaware corporation, Mullen Investment Properties LLC, a Mississippi corporation, Mullen Advanced Energy Operations LLC, a California corporation, and a majority ownership in Bollinger Motors, Incorporated in Delaware.

Background

We are a Southern California-based technology and electric vehicle company that operates in various verticals of energy technology and automotive industry. The Company was originally formed on April 20, 2010, as a developer and manufacturer of electric vehicle technology. During 2021, the Company completed a merger with Net Element, Inc., a Delaware-incorporated company. The merger was accounted for as a reverse merger transaction, in which Mullen Automotive-California is treated as the acquirer for financial accounting purposes. The Company changed its name from “Net Element, Inc.” to “Mullen Automotive Inc.” The Nasdaq Stock Market, LLC (Nasdaq Capital Market) ticker symbol for the Company’s common stock changed from “NETE” to “MULN” at the opening of trading on November 5, 2021.

The Company

Mullen Automotive is a Southern California-based technology and automotive company that is building and delivering the newest generation of Commercial Trucks.

The Company entered the Commercial Truck Business executing two opportunistic acquisitions in the later part of 2022. On September 7, 2022, the first acquisition of Bollinger Motors was announced. The purchase price was $148.6 million in cash and stock for a 60% controlling interest, which provided Mullen with majority ownership of Bollinger Motors, Inc. This provided Mullen short term entry into the medium duty truck classes 4-6, and also the possibility to enter the Sport Utility and Pick Up Truck EV segments. In accordance with the stock purchase agreement signed on July 26, 2024, the Company, as part of activities to launch production in the Bollinger segment, invested an additional $12.7 million in newly issued shares of the subsidiary ($18.7 million by January 23, 2025), increasing controlling interest of the Company to 66% on a fully diluted basis at September 30, 2024 (and to approximately 68% by January 23, 2025).

The second acquisition was in October 2022, when the U.S. Bankruptcy Court approved the Company’s acquisition of ELMS’ (Electric Last Mile Solutions) assets in an all-cash purchase of $105 million, which includes approximately of $10 million vendor payables assumed at closing. With this transaction, Mullen acquired a manufacturing plant in Mishawaka, Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

These two acquisitions gave Mullen a portfolio in the Commercial EV truck market with vehicles ranging from Class 1 to 6 where the Company believes there is very little current competition and, in some segments, no other announced entries.

The Tunica Mississippi manufacturing plant was equipped during 2023 as the Mullen Commercial Manufacturing Center. Tunica was commissioned with two lines to manufacture the Class 1 and 3 vehicles and began shipping Class 3 trucks in September 2023 and Class 1 vans in November 2023. Bollinger Motors has a contract manufacturing relationship with Roush Enterprises in Livonia, Michigan that began producing Class 4 trucks in September, 2024.

The third key strategic transaction was the purchase of the assets of Romeo Battery. This established the base for in house manufacturing of modules and packs for Mullen vehicles as well the possibility for sales to non-Mullen customers as well.

The Mullen FIVE, the Company’s first planned consumer electric crossover, has been put on hold as Mullen focuses its efforts and resources on the commercial EV market segment that we believe has more opportunities.

Company Overview

Our Strength and Strategy

●

Experienced and proven team in the Electric Vehicle (“EV”) space. Our executive team has extensive experience in the automotive original equipment manufacturing ("OEM") space. They have a detailed understanding of the product development cycle from blank sheet to post launch activities. The team brings expertise in all the critical areas required to be successful - studio design, engineering product development, energy storage systems, supply chain management, manufacturing, and sales & service.

●

Manufacturing plants. Mullen owns two manufacturing plants: Tunica, MS and Mishawaka, IN. Unlike many other new EV companies that must still invest time and money to acquire manufacturing capacity, Mullen has this capability today, with Tunica in production. In addition, pursuant to a contract manufacturing agreement, Bollinger is currently manufacturing the Bollinger B4 truck at Roush Enterprises, a third-party manufacturer, in Livonia, Michigan. From time to time, we may seek out partnerships with an existing manufacturer rather than constructing a new production facility. This contract manufacturing approach is intended to lower our upfront costs, capital expenditures and start-up costs.

●

Unique plan. Mullen’s approach for Class 1 and 3 Commercial Markets was to prioritize speed-to-market and low capital cost of entry by leveraging other OEMS engineering and tooling and only spend Mullen’s capital on the required customer and legal requirements for the vehicles to be sold in the North American market. This resulted in lower capital investment requirements compared to other startup EV companies and an opportunity to launch into the market before other entries arrive. This strategy was executed with both launches (Class 1 and 3) in the fourth calendar quarter of 2023. Bollinger's approach for Class 4 was a new architecture designed in house from ground up as a purpose built Electric Vehicle using many existing proven product systems from well-known suppliers and using contract manufacturing to reduce initial capital outlays and reduce start up risk.

Our Market Opportunity

There is a significant transformation occurring in the motor vehicle landscape. All major OEM’s have announced billions of dollars of investments to transform their vehicle portfolio from gas powered to various forms of electric propulsion. We believe that Mullen is at the forefront of this transformation leading the way in Commercial Trucks.

●

Policy changes at federal, state and local levels put in place aggressive rebates and credits to support early adoption of electric vehicles. These initiatives support the commercial fleet adoption to meet the requirements to transition and purchase a portion of their fleet to electric starting in 2023 and increasing through the decade ahead.

●

The truck market-use cases are highly varied. In urban duty cycles, electric powered trucks have become an economic option where the overall Total Cost of Ownership (TCO) has equaled or in some case become lower than the gas alternatives.

●

As more entries come to market, the overall volume of available EV’s increase and the supply industry is able to produce lower cost EV components improving the affordability of the vehicles. A prime example is the decrease in cost of batteries while at the same time having improved technology and performance.

●	Many of the large OEM’s started their EV investment with high-volume Retail/Passenger vehicles and left their commercial truck conversions low in their roll-out prioritization for market introduction.

The Importance of Commercial and Fleet Business Segments

Fleet and Commercial segments represent a large portion of the total U.S. commercial market and includes Government, Commercial and Lease/Rental segments. Our goal is to build strong customer relationships with fleet operators to capture a significant market opportunity as the broad trend of vehicle electrification continues.

The decisions for a Fleet Customer to purchase an EV versus a gas-powered vehicle is pragmatic, a business decision relying on cost variables and company strategies, much different than the decision processes that a retail customer includes in their purchase decision. Fleets have generally well-known routes and duty cycles that allow a good match between range capabilities of the vehicles and the actual daily required range, supporting the early adoption of EV’s in the Commercial space.

Mullen Commercial Portfolio of Vehicles

●

Mullen Class 1 Cargo Van: The Mullen ONE van features specifications offering a good fit for a variety of applications including last mile delivery and vocational service applications. Riding on a 120-inch wheelbase and measuring in at 186 inches long, 65 inches wide, and 75 inches tall, it has 160 cubic-feet of cargo volume accessible via dual sliding side doors or a tall rear liftgate. It features a curb weight of 3,198 pounds and can carry a maximum payload of 1,683 pounds up to 110 miles with its 42kWh battery. The turning radius is approximately 20 feet, about the same as the smaller Ford Transit van. In this segment, all other OEMs have withdrawn their gas entry so the Mullen ONE currently has no competition from the legacy manufacturers, in both gas and electric.

Mullen Class 1 Cargo Van

●

Mullen Class 3: The Mullen THREE is a low cab forward electric vehicle targeting over 5,684 pounds of max payload, 11,000 pounds gross vehicle weight rating (GVWR) and approximately 120 miles of range with its 89 KwH battery. The tilt cab chassis design of the vehicle is configurable and can be outfitted with a dry box, flat bed, stake bed, and other customizable cargo options. The cab-over design not only provides great visibility for the driver but also results in a tight turning circle of approximately 38 ft, which makes this truck extremely maneuverable on narrow city streets.

Mullen THREE

●

Bollinger B4 Chassis Cab: The all-new 2025 Bollinger B4 chassis cab began serial production on September 16, 2024, and is currently fulfilling orders and deliveries to dealers and customers nationwide. The B4’s product differentiation centers around its proprietary purpose-built EV chassis. It’s 40-inch-wide frame rails (vs. traditional 34-inch-wide frame) allows all batteries and components to be securely and optimally housed between the rails. It also includes its unique Quad-Bend technology which enables the 40-inch-wide chassis to turn like a 34-inch chassis, providing impressive driving dynamics and maneuverability. With a GVWR of 15,500 pounds, the Bollinger B4 can carry over 7,325 lbs. of payload and upfits making it ideal for a variety of applications. It comes equipped with dual Our Next Energy (ONE) LFP battery packs, delivering an average range of 185 miles, and can be charged on both Level 2 and DC fast charge systems. With a 158 in. wheelbase, this chassis can be upfit with a body length up to 18 ft. yet still be capable of an impressive 46-foot turning circle, making this truck an excellent choice for urban and semi-urban driving. Every aspect of these trucks has been streamlined and optimized to be as versatile as possible. The cab forward design provides better visibility and frees up space behind the driver for more cargo area. An additional benefit of the B4’s purpose-built engineering is that it is optimized for serviceability by making all components, including the batteries, accessible from below the frame. Finally, the 2025 Bollinger B4 is fully certified by the EPA, NHTSA and CARB. Bollinger is in development to launch a Class 5 (B5) in CY 2025 and Class 6 truck in the coming years.

●

Mullen I-GO: Perfect for international urban markets, the Mullen I-GO bridges the gap between the growing demand for quick deliveries and space constraints in dense cities. The I-GO commercial EV is certified, and ready for sale in initial markets of UK, Germany, Spain, France, and Ireland. The I-GO is a small L7E class vehicle with dimensions that include a 96-inch wheelbase and gross vehicle weight of 1,753 lbs.

Battery Technology

The Company is using Li-Ion technology for its first vehicles supplied from world leader CATL. Lithium Iron Phosphate chemistry has proven to be the best combination for Commercial vehicles when balancing cost, reliability and performance.

As part of Mullen’s strategy to increase our vertical integration of critical systems, Mullen has expanded its battery development and manufacturing capabilities by purchasing battery related assets of Romeo Power in September 2023 for $3.5 million. This purchase included battery production lines as well as testing equipment and a significant amount of inventory for pack production and the Intellectual Properties (IP) to produce the Legions and Hermes battery systems. In addition, Mullen leased a 122,000 square foot facility in Fullerton, California for battery operations including the installation of Romeo equipment purchased. The purchase of these assets and the acquisition of the battery facility in Fullerton, CA, provides Mullen with the capability to produce an in-house battery system and reduce supply chain risks in a very critical component of the vehicle by reducing reliance on external suppliers.

Production Lines in Fullerton Facility

Solid State Development

Mullen is currently in development of a semi-Solid State battery to be used initially in their Class 3 vehicle. Early vehicle testing was completed in March 2024 on the Class 1 vehicle. The Company plans to introduce this technology into the Class 3 vehicle lines after full vehicle testing and certification has been completed.

Mullen Vehicle Manufacturing

We have a 124,700 sq ft facility located in Tunica, Mississippi that was purchased during 2021. Following all plant preparations, the first fully certified Class 3 vehicles launched from the plant in September 2023. Following that, the Class 1 assembly line began production in November.

Mishawaka Manufacturing

Mullen owns a 675,000 sq ft manufacturing facility in Mishawaka, Indiana. This was the original manufacturing plant for General Motors Hummer H2, and later the Mercedes-Benz R-Class.

Bollinger Manufacturing

Bollinger Motors is producing the B4 class 4 EV truck via a contract manufacturing partnership with Roush Industries. The manufacturing work is being conducted at their Livonia, Michigan facility with 135,000 square feet of dedicated to Bollinger Motors assembly, warehouse and office space. This space will be utilized for both ongoing B4 production, and then the B5 starting in CY 2026.

This takes advantage of Roush's long history in manufacturing low volume vehicles and avoided a major capital outlay by Bollinger for a plant facility. As part of the contract, Bollinger purchased and owns the production line allowing relocation if desired at a later time.

Mullen Commercial Sales, Service and Distribution

The commercial sales and distribution plan is to form distribution partnerships with existing top performing commercial dealerships that will cover the National fleet business requirements.

On December 13, 2022, the Company announced Randy Marion Isuzu LLC as its first dealer group partner for Mullen’s commercial EV lineup.

During 2024, Mullen expanded its distribution and added six dealer partnerships providing national coverage with Mullen commercial vehicles offered at approximately 67 dealership locations.

Mullen’s Dealer Group now includes:

●	Pritchard Group, a national leader in the adoption of electric vehicles with commercial fleets supporting leading fleet customers nationwide.

●

The Papé Group, the West's premiere, full-service truck dealer offering an extensive parts inventory and reliable service departments which includes Papé Kenworth, consists of over 44 locations in nine states, with 818 service bays and more than 1,500 technicians.

●

Eco Auto, a dedicated EV dealer, covering national fleet opportunities in Pennsylvania, Connecticut, Rhode Island, New Hampshire, Maine and Vermont to meet the growing demand for commercial EVs and support the Company’s full line of commercial electric vehicles in these regions.

●

Minnesota-based Ziegler Truck Group and Washington-based Range Truck Group, a part of the Ziegler Companies distribution network now represents Mullen with a focus on the Pacific Northwest and upper Midwest regions of the United States.

●

California based National Auto Fleet Group known nationally for its placements with state and municipal customers, offers Mullen’s full line of all-electric commercial vehicles Sourcewell and in two key market locations in California: Watsonville, CA (Northern California) and Alhambra, CA (Southern California).

In August 2024, we signed a three-year purchase agreement with Volt Mobility, which subsequently assigned the contract to one of its wholly owned companies, Lessor Car Rental LLC. The agreement was for the purchase of Mullen commercial EVs at preferred wholesale pricing for distribution in the United Arab Emirates region as an exclusive representative. VoltiE Group, an independent entity, which was previously described as a subsidiary of the Company in error, agreed to provide chargers.  Volt Mobility committed to purchase 3,000 Class 3 commercial EVs with an initial deposit of $3.0 million for initial orders of 300 units within 60 days of execution and the balance of 2,700 units in calendar year 2025. As of the date of this report, Mullen has fulfilled its initial commitment by providing vehicles to support homologation. However, Volt Mobility has not made the deposit nor placed the initial orders.  At this time, it is not known if the Company will continue the relationship and is currently investigating alternative distributors for the region.

Government Procurement Programs

Mullen Automotive has been actively targeting government contracts. However, entering the government sector presents unique challenges at a state level, each of the fifty states has its own procurement office that releases vehicle bid specifications, which can vary significantly in requirements. On the federal level, the U.S. government, through its diverse agencies and departments, relies heavily on procurement processes managed by the General Services Administration (GSA) Automotive Branch.

The Biden administration issued an executive order in 2021 focused on revitalizing the electric-vehicle (EV) program of the U.S. government, requiring the replacement of the government’s entire fleet of about 650,000 vehicles with American-made EVs. The Company focus is establishing Mullen’s EV lineup within the overall federal fleet procurement process with a partner organization RRDS that has extensive experience in Government sales. The application for approval for sales was submitted jointly with RRDS on November 24, 2023. The company awaits the decision by the GSA which federal agencies as well as states have the option to procure vehicles through GSA contracts. Other states opt to use purchasing platforms, like Sourcewell. Mullen and Bollinger have access to use the Sourcewell platform to market and sell their product lines.

A key challenge electric vehicles could face in the federal space is the potential for changes to the current GSA EV procurement policy under the new Administration. However, some federal agencies have already invested in EV infrastructure, which strongly suggests that the GSA and federal agencies will continue to purchase electric vehicles through automotive contracts. States like California, Washington, Oregon, New York, New Jersey, part of 17 CARB-states, and even some southern states like North Carolina and Florida have established contracts requiring local governments to transition to electric vehicles by 2025. Mullen expects more states to adopt similar procurement policies, offering a broader selection of vehicles and giving individual agencies the flexibility to choose which vehicles they wish to purchase as electric commercial vehicles have proven to offer a lower total cost of ownership within their duty cycles.

After Sales Strategy

We anticipate that customers will have access to all contracted Dealers to use the Service Facilities that are part of their Dealership network. In addition, to ensure all Customers nationwide have access to fast response for required servicing of their vehicles, Mullen and Bollinger have partnered with Amerit Fleet Solutions to use both their facilities and mobile vehicles. Amerit technicians have been trained and are ready to service Customer deliveries.

Bollinger Motors Sales, Service and Distribution Approach

Bollinger Motors employs a traditional OEM-Dealer Network sales approach. By December 31, 2024, Bollinger Motors has built a network of more than 50 dealership locations, nationwide. These dealers are established, respected commercial truck dealers, including Nacarato Truck Centers, Bergey’s Truck Centers, TEC Equipment, Affinity Truck Center, Anderson Motors and Nuss Truck & Equipment. As Bollinger Motors authorized dealers, they will provide sales and service support to both prospective and current Bollinger Motors owners. Bollinger expects to grow their national network to 100-plus dealership locations in 2025.

Government Sales for Bollinger Motors are handled through the existing dealer network and a partnership with RRDS. Additionally, Bollinger Motors has access to a key government procurement portal, Sourcewell, via partnership with National Auto Fleet Group (NAFG) and their Sourcewell-approved contract (#032824-NAF), as well as the BidNet tool.

After-sales service will be primarily handled for Bollinger Motors owners via Bollinger’s national dealer network who have the parts, tooling and training on the Bollinger Motors product. For those customers outside of the service area of a network dealers, Bollinger has partnered with Amerit to provide mobile service.

Vehicle Fleet Connectivity

To assist fleets to improve their operating costs, safety and productivity, Mullen and Bollinger offer Advanced Telematics Systems which provides Driver and Fleet Manager connectivity to the vehicles with real time alerts for vehicle location, routing, maintenance alerts, and battery state of charge.

Mullen Vehicle Marketing

In 2023, we launched a comprehensive marketing strategy to promote Mullen’s commercial vehicles. Our multi-channel approach encompassed targeted Email Campaigns, engaging Social Media content, strategic Paid Advertising, Press Releases, Editorial Features, Sponsorships, and participation in 20 key regional and national trade shows. We partnered with top-tier agencies to enhance our advertising, event presence, social media engagement, and videography efforts.

In 2024, we built on this momentum with expanded commercial marketing initiatives, including increased trade show participation, a stronger online presence, event collaborations, and an expanded direct sales outreach to new markets. Beginning in April 2024, we conducted over 120 product demonstrations directly with large regional fleets, municipal customers and small businesses.

With the addition of our dealer partners, we have significantly expanded our market reach. Our efforts now include collaborative marketing and product promotion, targeting their customer bases to drive greater visibility and growth.

The Marketing team has built on the success of our launch efforts, to strengthen our web presence, expand marketing outreach, and increase participation in national trade shows. Our sales team is actively collaborating with dealer partners to attend key regional events and boost the availability of our pilot programs. Additionally, we launched a robust upfitter partnership program to showcase our vehicles at upfitter booths across local, regional, and national trade shows. Our marketing and advertising efforts also extend into industry-specific publications, while our online visibility continues to experience significant growth.

We have leveraged the combination of Mullen’s sales team and our dealer partners representation in the fleet sector to build relationships with potential national, regional and small business fleets, upfitters, fleet management companies and federal and municipal customers.

We built an aggressive demo program for fleets to test our vehicles across real world use cases and environment. These demonstrations have been critical piece to our overall go to market strategy and has provided resourceful feedback for product development, interest and sales volume.

The addition of nationally renowned, leading dealerships has significantly enhanced Mullen’s brand presence among top national fleets. Mullen has worked hand in hand with our dealer partners to grow market awareness and arm their sales teams with all of the pertinent information about our Commercial Product line enabling them to successfully market and sell our vehicles. In addition, we have worked with each of the dealerships marketing teams to develop joint marketing materials, promotional videos and social media campaigns.

Additionally, we have worked with national upfitters to continually demonstrate the versatility of Mullen’s product line across vocational sectors.

Bollinger Motors Vehicle Marketing

Bollinger takes a multi-pronged approach to marketing their products, leveraging the strength of their unique brand.

●

Digital

The foundation of Bollinger’s marketing activities, this channel is used for brand, product and selling activities, as it is both a permanent hub, and flexible tool.

o Website (bollingermotors.com): Redesigned in April 2024. This acts as the hub for Bollinger information.

o Social media: Active and growing accounts on LinkedIn, X, Facebook, and Instagram. This is a key element of staying connected to potential customers, with multiple posts per week.

o Search Marketing: This is both search optimization (SEO) and paid search (SEM)

●

CRM

This is a key integration point between the sales organization and marketing and is used for communicating and managing existing customers and prospects, as well as conducting outreach to build a robust prospect database for sales opportunities.

●

Events

Events, especially those that include “Ride and Drive” activities are critical to the exposure and adoption of the B4, as actual customer experience driving the B4 creates positive business/sales opportunities.

o “National”: Bollinger engages in several key, large national industry events, including NTEA Work Truck Week, and ACT Expo.

o “Local”: In 2024, Bollinger Motors engaged in over 30 smaller local and regional events, which often allow more flexibility, and access to fleet decision makers “on their turf”. Often, these events are combined with broader electrification and environmental efforts and involve partnerships with Bollinger Motors dealers who have a local presence.

●

PR

o Press Releases: Bollinger Motors has an active press release schedule, executing an average of three releases per month.

o Pitching: Proactive outreach to outlets across all media channels to generate articles and interviews.

●	Collateral Bollinger develops digital and physical collateral materials to support the sales and events activations.

●

Dealer Support

Bollinger Motors partners and supports its national dealer network by providing them with materials that enable them to market Bollinger Motors at their facilities and online consistently with the Bollinger Motors brand. Elements include: brand standards guides, web page templates, collateral materials, and signage guidelines, along with partnering on press releases, social media, and event activations.

Research and Development

As an emerging automaker, we rely heavily on research and development to establish and strengthen our market position. We conduct our research and development activities in Troy, Michigan and Oak Park Michigan facilities for our Commercial Platforms and Fullerton California for the Battery Business.

During the fiscal years ended September 30, 2024 and 2023 we incurred research and development expense of approximately $74.9 million and $77.4 million, respectively. Expenses consisted primarily of personnel costs for our teams in engineering as well as contract and professional services that included the production of several demonstrator vehicles.

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

	Patents		Trademarks
Company	U.S.	Non U.S.	U.S.	Non U.S.	Status	Total	Comments
Mullen Automotive	22	203	7	17	Issued/Registered	249	Not included 111 pending patents and 34 pending trademarks
Bollinger Motors	8	12	8	10	Issued/Registered	38	Not included 7 pending patents and 18 pending trademarks
Total	30	215	15	27		287

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

The United States Environmental Protection Agency (EPA) issues emissions credits and the fleet-average evaporative emission standards. Current Model Year Passenger Cars, Light-Duty Trucks, and Medium-Duty Vehicles Regulation and are paid in relation to vehicles sold and registered in the U.S.

California has greenhouse gas emissions standards that closely follow the standards of the EPA. The registration and sale of Zero-Emission Vehicles (ZEVs) in California will earn us ZEV credits that we can sell to other Original Equipment Manufacturers (OEMs). Other states within the United States have adopted similar standards include Colorado, Connecticut, Delaware, Maine, Maryland, Massachusetts, New Jersey, New Mexico, New York, Oregon, Pennsylvania, Rhode Island, Vermont, Washington state and Washington D.C. We intend to take advantage of these regimes by registering and selling ZEVs as our vehicles are sold.

ZEV credits in California are calculated under the California Code of Regulations for 2018 through 2025 Model Year Passenger Cars, Light-Duty Trucks, and Medium-Duty Vehicles Regulation and are paid in relation to ZEVs sold and registered in California including Battery Electric Vehicles (BEVs) and Fuel Cell Electric Vehicles (FCEVs).

The ZEV program assigns ZEV credits to each vehicle manufacturer. Vehicle manufacturers are required to maintain ZEV credits equal to a set percentage of non-electric vehicles sold and registered in California.

Each vehicle sold and registered in California earns a number of credits based on the drivetrain type and the all-electric range of the vehicle under the Urban Dynamometer Driving Schedule Test Cycle. Battery electric and fuel cell vehicles receive between one and four credits per vehicle sold in California, based on range.

If a vehicle manufacturer does not produce enough EVs to meet its quota, it can choose to buy credits from other manufacturers who do or pay fines for each credit such manufacturer is short. This will provide an opportunity for us to sell credits to other manufacturers that may not have met their quota. Initial negotiations with a certain OEM's have started in this area.

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

Mullen has received EPA Certificate of Conformity for both Class 1 and Class 3 vehicles. In addition, the California EO has been issued by the CARB for the Mullen ONE, Mullen THREE and Bollinger B4.

Vehicle Safety and Testing

Our vehicles are required to comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (NHTSA), including applicable United States Federal Motor Vehicle Safety Standards (FMVSS). All Mullen and Bollinger Motors commercial products fully comply with all applicable FMVSS requirements.

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

Our Employees

As of September 30, 2024, Mullen employed 388 full-time employees including 243 Mullen and 145 Bollinger employees. Most of our employees are engaged in automotive engineering, manufacturing, sales and marketing and finance related function. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and file or furnish reports, proxy statements, and other information with the SEC. You can read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Our filings with the SEC, including our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and any amendments to those reports, also are available free of charge on the investors section of our website at www.mullenusa.com when such reports are available on the SEC’s website. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of business conduct and ethics, is also available on the investors section of our website.

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

Risk Factor Summary

For a summary of risk factors, see our “Forward-Looking Statements and Risk Factor Summary” on page 2.

Risks Related to our Securities, Capital Requirements and Financial Condition

We have incurred significant losses since inception and we expect that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We have not been profitable since operations commenced, and we may never achieve or sustain profitability. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as the EV industry. Development and deployment of EV technology and vehicles is a highly speculative undertaking and involves a substantial degree of risk. We have only commercialized our EV products and generated revenue from sales of such products on a very limited basis. We have previously devoted, and may continue to devote, significant resources to research and development, manufacturing and other expenses related to our ongoing operations.

We will require significant additional capital to continue operations and to execute current business strategy. Mullen cannot estimate with reasonable certainty the actual amounts necessary to successfully continue the development, manufacturing and commercialization of our products and there is no certainty that we will be able to raise the necessary capital on reasonable terms or at all.

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

Our independent registered public accounting firm has included an emphasis of matter paragraph regarding our ability to continue as a going concern in its opinion on our September 30, 2024, consolidated financial statements due to our lack of revenues and insufficient capital for us to fund our operations.

Our operating and financial results forecast relies in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

Our operating and financial results forecast largely relies on management’s assumptions and analyses, which could be incorrect. Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in the forecast depends on a number of factors, many of which are outside our control, including, but not limited to:

●	whether we can obtain sufficient and timely capital to sustain and grow its business;
●	our ability to manage growth;
●	whether we can maintain relationships with key suppliers;
●	whether we can
●	our ability to obtain necessary regulatory approvals;
●	demand for our products and services in its target markets;
●	the timing and cost of new and existing marketing and promotional efforts;
●	competition, including established and future competitors;
●	our ability to retain existing key management, to integrate recent hires and to attract, retain and motivate qualified personnel;
●	the overall strength and stability of domestic and international economies;
●	regulatory, legislative and political changes, including tariffs

Specifically, our operating results forecast is based on projected purchase prices, unit costs for materials, manufacturing, labor, packaging and logistics, warranty, sales, marketing and service, tariffs, and its projected number of orders for the vehicles with factors such as industry benchmarks taken into consideration. Any of these factors could turn out to be different than those anticipated. Unfavorable changes in any of these or other factors, which may be beyond our control, could materially and adversely affect its business, prospects, financial results and results of operations.

We will require substantial additional financing to execute our business plan, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our production operations

For the years ended September 30, 2024 and 2023, we incurred net losses of $505.8 million and $1,006.7 million, respectively, and net cash used in operating activities was $185.6 million and $179.2 million, respectively. As of September 30, 2024, we had an accumulated deficit of $2.3 billion. We will need significant capital to, among other things, continue any research and development, increase our production capacity, and expand our sales and service network. We expect to continue to incur substantial operating losses for the next several years as we advance our product development, manufacturing and commercialization efforts.

We expect ongoing capital expenditures in the foreseeable future as we grow our business volumes, including adding new models of our EV products, and that our level of capital expenditures will be significantly affected by user demand for our products and services. The fact that we have a limited operating history means we have limited historical data on the demand for our products and services. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We will likely need to seek equity or debt financing to finance a portion of our capital expenditures. Such financing might not be available to us in a timely manner, or on terms that are acceptable to us, or at all.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business plan. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. In particular, our current ineligibility to file a registration statement on Form S-3 due to our failure to timely file our Annual Report on Form 10-K for the year ended September 30, 2023 and our Annual Report on Form 10-K for the year ended September 30, 2024 and disruptions in the financial markets and volatile economic conditions could affect our ability to raise capital. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable. If we raise additional capital through public or private equity offerings, the ownership interest of our stockholders will be diluted, and the terms of any new equity securities may have preferential rights over our common stock and further may restrict our ability to obtain additional financing even if needed to continue operations. Further, the ability to fund our needs through equity issuances, warrants or convertible debt is or may be limited by covenants in certain of our existing and future funding or other agreements. If we raise additional capital through debt financing, we would have increased debt service obligations and may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt or making capital expenditures, or subject to specified financial ratios, any of which could restrict our ability to develop and commercialize our product candidates or operate as a business.

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

We may be unable to obtain alternative sources of financing in an amount sufficient to fund our existing and future liquidity needs. To date, we have yet to generate any significant revenue from our business operations. Our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness, convertible preferred stock and common stock. We will need significant capital to, among other things, conduct research and development, increase our production capacity, and expand our sales and service network. Our ability to successfully expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing and, over time, our ability to generate cash flows from operations. During the twelve months ended September 30, 2024, the Company used approximately $185.6 million of cash for operating activities.

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $10.7 million as of September 30, 2024. The net working capital was negative and reached $120.0 million. If we are unable to obtain funding or a refinancing or some restructuring of our obligations or other improvement in liquidity, we may not be able to service all our liabilities when they become due. The Company is actively pursuing additional funds and remains in discussions with potential financiers. As part of its cost-cutting measures, the Company plans to further reduce its workforce and streamline operations, including downsizing its physical locations. However, there is no guarantee that the Company will be able to restructure its liabilities and/or secure the necessary financing on favorable terms. If any of our significant obligations are accelerated, we may not be able to repay the obligations that become immediately due and will have severe liquidity restraints.

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

We have defaulted on the payment of certain Convertible Notes and our failure to comply with the terms of Convertible Notes could result in an event of default that could materially adversely affect our business, financial condition and results of operations.

If there were an event of default under the Senior Convertible Notes that were issued pursuant to a Securities Purchase Agreement dated May 14, 2024, all amounts outstanding under the Convertible Notes could be due and payable immediately, which would have an adverse impact on our business, financial condition and results of operations. An event of default may occur should our assets or cash flow be insufficient to fully repay borrowings under the Convertible Notes, whether paid in the ordinary course or accelerated, or if we are unable to maintain compliance with relevant obligations thereunder, including financial and other covenants. Various risks and uncertainties may impact our ability to comply with our obligations under the Convertible Notes.

As of September 30, 2024, we had an aggregate amount of approximately $20.3 million of Senior Convertible Notes that were issued pursuant to a Securities Purchase Agreement dated May 14, 2024. As of September 30, 2024, the Convertible Notes were in cross-default as the Company had not paid a part of the notes that matured during September 2024. As a result, the interest rate on the Convertible Notes increased from 15% to 20%. Although the investors could request immediate payment in cash, the investors did not demand payment. In December 2024, a settlement agreement between the Company and holders of the Convertible Notes was approved by a court, and, as of the date of this Report, almost full amount of the Convertible Notes, including accumulated interest, has been converted to shares of common stock under Section 3(a)(10) of the Securities Act of 1933.

Our inability to comply with any of the provisions of the Convertible Notes could result in a default, which would permit the holders declare the principal amount and accrued interest immediately due and payable and exercise any or all of its rights, powers, or remedies under the Convertible Notes or applicable law or available in equity. Plus, as security for payment of the amounts due and payable under the Convertible Notes, the Company granted a continuing security interest in all of its right, title and interest in, its assets, whether owned, existing, acquired or arising and wherever located. If we are unable to repay outstanding borrowings when due, the holders also have the right to proceed against the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our management has concluded that our internal control over financial reporting was not effective as of September 30, 2024 due to material weaknesses, such as certain policies and procedures that are not all formalized in a written procedure format that is up to date, absence of formalized review of key controls processes and/or insufficiently formalized documentation evidencing, certain design deficiencies in management and analytical review of controls associated with the financial close process, lack of in-house accounting expertise, and lack of disclosure controls and procedures to ensure the Company properly presents certain related party disclosures. Management is working to remediate our current material weaknesses and prevent potential future material weaknesses by implementing procedures such as, hiring additional qualified accounting and financial reporting personnel, and further reviewing and enhancing our accounting processes, which are further described under “Item 9A. Controls and Procedures” of this Report. We may not be able to fully remediate any future material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. If we are not able to maintain effective internal control over financial reporting, our financial statements and related disclosures may be inaccurate, which could have materially adverse effects on our business and our stock price. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition or results of operations.

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

Commercial vehicle sales depend on affordable interest rates and availability of credit for vehicle financing and a substantial increase in interest rates could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

As interest rates have risen, market rates for new vehicle financing have also risen, which may make our vehicles less affordable to customers or steer customers to less expensive vehicles. Additionally, if financial service providers tighten lending standards or restrict their lending to certain classes of credit, customers may not desire or be able to obtain financing to purchase our vehicles or may reduce the number of vehicles they otherwise would have purchased. As a result, a continuing relatively high interest rate environment or tightening of lending standards could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

We incurred non-cash impairment charges during 2024 which adversely affected our year fiscal 2024 operating results and we may be required to incur additional future impairment and other charges, which could adversely affect our operating results.

In connection with our acquisitions and other business combinations, including our acquisition of Bollinger Motors in 2022, applicable accounting standards require the net tangible and intangible assets of the acquired business to be recorded on our consolidated balance sheet at their fair values as of the date of acquisition and any excess in the purchase price paid by us over the fair value of net tangible and intangible assets of any acquired business to be recorded as goodwill. Goodwill and indefinite-lived intangible assets are not amortized but are tested at least annually for impairment or more frequently as events and circumstances dictate. Goodwill is tested for impairment at the reporting unit level, which is generally an operating segment or underlying business component. Indefinite-lived intangible assets are tested for impairment at the individual indefinite-lived intangible asset or asset group level, as appropriate. Finite-lived intangible assets other than goodwill considered long-lived assets for impairment testing purposes, are tested for impairment as events and circumstances dictate, and are required to be amortized over their estimated useful lives and this amortization expense may be significant to our ongoing financial results.

If we determine that the anticipated future cash flows from our reporting units, indefinite-lived intangible assets or asset groups, or long-lived asset groups may be less than their respective carrying values, our goodwill, indefinite-lived intangible assets, and/or long-lived assets may be deemed to be impaired. If this occurs, applicable accounting rules may require us to write down the value of the goodwill, indefinite-lived intangible assets, and/or long-lived assets on our balance sheet to reflect the extent of any such impairment. Any such write-down of goodwill, indefinite-lived intangible assets, and/or long-lived assets would generally be recognized as a non-cash expense in our financial statements for the accounting period during which any such write-down occurs. Impairment losses recorded during the twelve months ended September 30, 2024 amounted to $119.2 million, while impairment losses recorded during the twelve months ended September 30, 2023 amounted to $84.6 million.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the near future. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition, cash requirements, contractual restrictions, business prospects and other business and economic factors affecting us at such time as the Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment

We may not be able to maintain compliance with the continued listing requirements of the NASDAQ Capital Markets.

Our common stock is listed on the Nasdaq Capital Markets. To maintain continued listing, we must satisfy minimum financial and other requirements including, without limitation, a minimum bid price of at least $1 per share as set forth in in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Although the Company regained compliance, during 2022, 2023 and 2024, we received notices from the Nasdaq Listing Qualifications staff (“Staff”) that the Company no longer satisfied the Bid Price Rule.

In September 2022, we received a letter from the Staff that, for the previous 30-consecutive business day period, the Company no longer satisfied the Bid Price Rule. Upon approval by the Company’s stockholders, in May 2023, we completed a 1-for-25 reverse split of our outstanding shares of common stock, and in August 2023, we completed a 1-for-9 reverse split of our outstanding shares of common stock. After not regaining compliance during a 180-day compliance period, which was extended for another 180-day period, we requested a hearing before the Nasdaq Listing Qualifications Panel (“Panel”) to request a further extension of time and present our plan to regain compliance with the Bid Price Rule. The Panel granted the Company an extension and, after receiving stockholder approval, on December 21, 2023, the Company effectuated a 1-for-100 reverse split of its outstanding shares of common stock. On January 24, 2024, the Company announced that it received formal notice from the Staff that it had regained compliance with the Bid Price Rule.

More recently, on September 16, 2024, we received another formal notice from the Staff of Nasdaq that, based upon the closing bid price for our common stock, for the previous 30-consecutive business day period, the Company no longer satisfied the Bid Price Rule. The Staff further indicated that, based upon the Company’s implementation of one or more reverse stock splits within the past two years at a cumulative ratio of 250 shares or more to one in contravention of Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company’s securities were subject to delisting unless the Company timely requested a hearing before the Panel, which the Company did. After receiving stockholder approval, on September 17, 2024, the Company implemented a 1-for-100 reverse split of its outstanding shares of common stock. On October 16, 2024, the Company received formal notice from Nasdaq confirming that it had regained compliance with the Bid Price Rule and the previously scheduled Nasdaq hearing was canceled.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Bid Price Rule, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain our listing, even if we regain compliance with the Bid Price Rule as a result of the reverse stock split. In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the Bid Price Rule after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Minimum Bid Price Rule Compliance Period. As a result, since the Company had effected an 1-for-25 reverse stock split on May 4, 2023, an 1-for-9 reverse stock split on August 11, 2023, an 1-for-100 reverse stock split on December 21, 2023, and another 1-for-100 reverse stock split on September 17, 2024, if we subsequently fail to satisfy the Bid Price Rule, Nasdaq will begin the process of delisting our common stock without providing a Minimum Bid Price Rule Compliance Period. However, the Company is still eligible to request a hearing before the Nasdaq Panel to present its plan for regaining and sustaining compliance with the Bid Price Rule.

If our common stock ceases to be listed for trading on the Nasdaq Capital Market, we would expect that our common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our common stock, it would be more difficult for our stockholders to dispose of our common stock or warrants and more difficult to obtain accurate price quotations on our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock or warrants are not listed on a national securities exchange. The OTC Markets (the “OTC Mkts”) are generally regarded as a less efficient trading market than the NASDAQ Capital or Global Markets or the New York Stock Exchange.

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

Our common stock may be subject to “penny stock” rules (generally defined as non-exchange traded stock with a per-share price below $5.00) in the future. While our common stock is currently not considered “penny stock” since they are listed on the NasdaqCM, if we are unable to maintain that listing and our common stock are no longer listed on the NasdaqCM, unless we maintain a per-share price above $5.00 or are able to satisfy any another condition, our common stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction. Legal remedies available to an investor in “penny stocks” may include the following:

●

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.
●

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.
●

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.
●

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

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

We may issue additional shares of common stock, including under our equity incentive plan and our commitments to issue shares of common stock or securities that are convertible into shares of common stock may cause significant dilution to stockholders and present other risks.

We may issue a substantial number of additional shares of common stock.

On May 14, 2024, we entered into a Securities Purchase Agreement with certain investors, pursuant to which we issued an aggregate principal amount of $52.6 million of 5% Original Issue Discount Senior Secured Notes convertible into shares of common stock (the “Notes”) and five-year warrants exercisable for shares of common stock (the “Warrants”). Furthermore, for the period ending on July 9, 2025, the investors have the right, but not the obligation, to purchase an additional $52.6 million of Notes and related Warrants on the same terms and conditions as provided in the Securities Purchase Agreement. The outstanding principal and accrued but unpaid interest on the Notes may be converted by the holder into shares of Common Stock at the lower of (i) $549.00, (ii) 95% of the closing sale price of the common stock on the date that the Initial Registration Statement is declared effective, or (iii) 95% of the lowest daily volume weighted average price in the five trading days prior to such conversion date, provided, that the conversion price will not be less than $1.16 per share, not subject to adjustment. The Warrants are exercisable for 200% of the shares of Common Stock underlying the Notes at an exercise price equal to $549.10 and may also be exercised on a cashless basis pursuant to their terms. Finally, on December 12, 2024, the Company and certain investors entered into an Additional Investment Rights Agreement whereby for a one-year period ending on December 12, 2025, such investors have the right, but not the obligation, to purchase from the Company additional Notes in an aggregate principal amount of approximately $4.6 million, and related Warrants, on the same terms and conditions as provided in the Securities Purchase Agreement, including the Registration Rights Agreement dated as of May 14, 2024. For further information, see Note 7 - Debts and Note 8 - Warrants and other derivative liabilities and fair value measurements to the Company’s consolidated financial statements included elsewhere in this Report.

In addition to the Company’s equity incentive plan, the Company has also adopted the 2022 CEO Award Incentive Plan, approved by the Board and by stockholders in 2022, and the 2023 CEO Award Incentive Plan, approved by the Board and by stockholders in 2023. Under these plans, the Chief Executive Officer is entitled to share-based awards generally calculated as 1-3% of then outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones) that are supposed to significantly increase value of the Company. Total shares of common stock to be issued under the Plans will depend on probability of the milestone achievement and on the number of shares of common stock outstanding on the day a milestone is achieved. See further details under “Executive Compensation” of Part III, Item 11 and Note 11 in the notes to the Company’s consolidated financial statements included elsewhere in this Report.

The issuance of additional shares of common stock or issuance of shares of common stock upon the conversion of Notes and exercise of the Warrants or upon sales pursuant to the ELOC Purchase Agreement,

●	May significantly dilute the percentage ownership and equity interest of holders of our common stock;

●	dilute the book value per share of our common stock;

●

could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	and increase the number of our publicly traded shares, which could adversely affect prevailing market prices for our common stock and depress the market price.

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

Our commitment to issue shares of common stock pursuant to the terms of our preferred stock, Notes and Warrants and stock-based compensation arrangements could encourage short sales by third parties which could contribute to the future decline of stock price.

Our commitment to issue shares of common stock pursuant to the terms of our preferred stock, Notes and Warrants and stock-based compensation arrangements has the potential to cause significant downward pressure on the price of our common stock. In such an environment, short sellers may exacerbate any decline of our stock price. If there are significant short sales of our common stock, the share price of our common stock may decline more than it would in an environment without such activity. This may cause other holders of our common stock to sell their shares. If there are many more shares of our common stock on the market for sale than the market will absorb, the price of our shares of common stock will likely decline.

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

Sale or issuance of our common stock pursuant to the ELOC Purchase Agreement may cause dilution and the sale of the shares of common stock, or the perception that such sales may occur, could cause the price of our common stock to fall.

On May 14, 2024, the Company entered into the ELOC Purchase Agreement pursuant to which the investor agreed to purchase from the Company, at the Company’s direction from time to time, in its sole discretion, until the earlier of (i) the 36-month anniversary of the commencement date or (ii) the termination of the ELOC Purchase Agreement in accordance with the terms thereof, shares of common stock, having a total maximum aggregate purchase price of $150 million, upon the terms and subject to the conditions and limitations therein. In connection with the ELOC Purchase Agreement, the Company also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement and any additional registration statements, with the SEC covering the resale of the shares of the Company’s common stock issued to investor pursuant to the ELOC Purchase Agreement. In August and September 2024, the Company issued 247,934 shares of common stock as commitment shares and, on October 24, 2023, the Company issued 502,066 shares of common stock with proceeds of approximately $1.1 million pursuant to the terms of the ELOC Purchase Agreement. The Company can continue to access the ELOC if it files another registration statement with the SEC.

The purchase price for the shares that we may sell under the ELOC Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

Subject to the terms of the ELOC Purchase Agreement, we generally have the right to control the timing and amount of any future sales of our shares to the Investor. The extent to which we rely on the ELOC as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources and other factors to be determined by us. We may ultimately decide to sell all, some, or none of the shares of our common stock that may be available for us to sell pursuant to the ELOC Purchase Agreement. After the investor has acquired shares, it may resell all or some of those shares at any time or from time to time in its discretion. Therefore, sales by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

As of January 21, 2025, we had outstanding 61,595,743 shares of common stock. Although common stock held by directors, executive officers and other affiliates are subject to volume limitations under Rule 144 under the Securities Act, and various vesting agreements, the market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that our significant stockholders or the holders of a large number of such shares of common stock intend to sell their shares.

Our outstanding preferred stock, Notes and Warrants generally contain weighted average anti-dilution provisions which, subject to limited exceptions, would increase the number of shares issuable upon conversion of such securities (by reducing the conversion or exercise price) in the event that we in the future issue common stock, or securities convertible into or exercisable to purchase common stock, at a price per share lower than the conversion price then in effect.

The issuance of shares of common stock upon the conversion of such preferred stock and Notes and the exercise of Warrants would dilute the percentage ownership interest of holders of our common stock, dilute the book value per share of our common stock and increase the number of our publicly traded shares, which could depress the market price of our common stock.

Furthermore, issuances of shares of our common stock pursuant to the equity and financing agreements that we may continue to utilize or enter into will continue to dilute the percentage ownership of our stockholders and may dilute the market price, the per share projected earnings (if any) or book value of our common stock.

Sales of a substantial number of shares of our common stock in the public market or other issuances of shares of our common stock, or the perception that these sales or issuances could occur, could cause the market price of our common stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

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

●

changes in financial estimates by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	downgrades by any securities analysts who follow our common stock or publications of these analysts of inaccurate or unfavorable research about our business;
●	future sales of our common stock by our officers, directors and significant stockholders;
●	market conditions or trends in our industry or the economy as a whole;
●	changes in international trade policy, including the imposition of tariffs;
●	changes in federal and state EV technology incentive programs;
●	investors’ perceptions of our prospects;
●	announcements by us of significant contracts, acquisitions, joint ventures or capital commitments; and
●	changes in key personnel.

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

If we were to liquidate, dissolve or wind up, our common stock would rank below all debt claims against us and claims of all of our outstanding shares of preferred stock. As a result, holders of our common stock will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution or winding up of the combined company until after all our obligations to our debt holders have been satisfied and holders of senior equity securities have received any payment or distribution due to them.

Our Certificate of Incorporation designates specific courts as the exclusive forum for certain stockholder litigation matters, which could limit the ability of our stockholders to obtain a favorable forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against current or former directors, officers or other employees for breach of fiduciary duty, other similar actions, any other action as to which the Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware and any action or proceeding concerning the validity of our Certificate of Incorporation or our Bylaws may be brought only in the Court of Chancery in the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware does not have subject matter jurisdiction thereof, any state court located in the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware), unless we consent in writing to the selection of an alternative forum. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our Certificate of Incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This provision may limit our stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us and our directors, officers or other employees and may have the effect of discouraging lawsuits against our directors, officers and other employees. Furthermore, our stockholders may be subject to increased costs to bring these claims, and the exclusive forum provision could have the effect of discouraging claims or limiting investors’ ability to bring claims in a judicial forum that they find favorable.

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

Risks Related to our Business and Operations

We have a limited operating history, have not yet manufactured or sold a significant number of vehicles to customers, and have limited experience in high-volume manufacturing of commercial EVs, all of which makes evaluating our business and future prospects difficult for potential investors.

We were originally formed on April 20, 2010 and went public in November 2021. We have a limited operating history in the automobile industry and have generated a small amount of revenue to date. Vehicle deliveries of certain models started only in December 2023. We have limited experience as an organization in high-volume manufacturing of electric commercial vehicles. In addition, as a result of our limited operating history, as well as the limited financing we have received, our management concluded that there was substantial doubt about our ability to continue as a going concern.

As we transition from research and development activities to commercial production and sales, it is difficult, if not impossible, to forecast our future results, and we have limited insight into trends that may emerge and affect our business. The estimated costs and timelines that we have developed to reach full-scale commercial production are subject to inherent risks and uncertainties involved in the transition from a start-up company focused on research and development activities to the large-scale manufacture and sale of vehicles. These are complex processes that may be subject to delays, cost overruns and other unforeseen issues. For example, the tooling required within our facilities may be more expensive to produce than predicted, or have a shorter lifespan, resulting in additional replacement and maintenance costs, which could have a material adverse impact on our results of operations and financial condition.

We cannot assure you that we or our partners will be able to develop cost-efficient manufacturing capability and processes, and reliable sources of component supplies that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully manufacture its electric commercial vehicles. You should consider our business and prospects in light of the risks and significant challenges we face as a new entrant into the EV industry, including, among other things, with respect to our ability to:

●	produce safe, reliable and quality vehicles on an ongoing basis;
●	build a well-recognized and respected brand;
●	establish and expand our customer base;
●	successfully market not just our vehicles but also the other services we intend to or may provide;
●	properly price our services, including our planned financing and lease options, and successfully anticipate the take-rate and usage of such services by users;
●	successfully service our vehicles after sales and maintain a good flow of spare parts and customer goodwill;
●	improve and maintain our operational efficiency;
●	execute and maintain a reliable, secure, high-performance and scalable technology infrastructure;
●	predict our future revenues and appropriately budget for our expenses;
●	attract, retain and motivate talented employees;
●	anticipate trends that may emerge and affect our business;
●	anticipate and adapt to changing market conditions, including technological developments and changes in competitive landscape; and
●	navigate an evolving and complex regulatory environment.

If we fail to adequately address any or all of these risks and challenges, our business may be materially and adversely affected.

In addition, there can be no assurance that fleet managers will embrace our products in significant numbers. Market conditions, many of which are outside of our control and subject to change, including general economic conditions, the availability and terms of financing, energy prices, regulatory requirements, existence and robustness of government incentives, competition and the pace and extent of vehicle electrification generally, will impact demand for our electric commercial vehicles, and ultimately our success.

Potential acquisitions may disrupt our business and dilute stockholder value.

During the third calendar quarter of 2022, we acquired a controlling interest in Bollinger Motors, Inc. We also acquired a significant part of the assets of Electric Last Mile Solutions, Inc. during the third calendar quarter of 2022. In September 2023, we acquired certain assets of Romeo Power, which included battery production lines. We will continue to identify and analyze merger or acquisition partners that are culturally similar and have experienced management and possess either significant market presence or have potential for improved profitability through financial management, economies of scale or expanded services. Acquiring related electric vehicle businesses involve various risks commonly associated with acquisitions, including, among other things:

●	potential exposure to unknown or contingent liabilities of the target entity;
●	exposure to potential asset quality issues of the target entity;
●	difficulty and expense of integrating the operations and personnel of the target entity;
●	potential disruption to our business;
●	potential diversion of our management’s time and attention;
●	the possible loss of key employees and customers of the target entity;
●	difficulty in estimating the value of the target entity; and
●	potential changes in banking or tax laws or regulations that may affect the target entity.

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

We may be unable to develop and manufacture commercial EVs of sufficient quality to appeal to customers on the schedule they expect or may be unable to do so on a large scale.

Our business depends in large part on our ability to manufacture, market and sell or lease our EVs. Our ability to effectively compete in the EV market will depend in large part on our entry into the EV market through the offering of competitively priced vehicles to a wider variety of potential buyers.

Our ability to continue to develop and manufacture our vehicles will be subject to risks, including with respect to:

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

Our ability to develop and manufacture commercial EVs of sufficient quality to appeal to customers on schedule and on a large scale is unproven, and the business plan is still evolving. We may be required to introduce new vehicle models and enhanced versions of existing models. To date, we have limited experience, as a company, designing, testing, manufacturing, marketing and selling or leasing our electric vehicles and therefore cannot assure you that we will be able to meet customer expectations. Any failure to develop such manufacturing processes and capabilities within our projected costs and timelines would have a material adverse effect on our business, prospects, operating results and financial condition. We, our third party partners and our suppliers are subject to substantial regulation and unfavorable changes to, or failure by us, our third party partners or our suppliers to comply with, these regulations could substantially harm our business and operating results.

Our EVs, and motor vehicles in general, as well as our third-party partners and our suppliers are or will be subject to substantial regulation under federal, state and local, and foreign laws. We continue to evaluate requirements for licenses, approvals, certificates and governmental authorizations necessary to manufacture, deploy or service our vehicles in the jurisdictions in which it plans to operate and intends to take such actions necessary to comply. We may experience difficulties in obtaining or complying with various licenses, approvals, certifications and other governmental authorizations necessary to manufacture, deploy or service our vehicles in any of these jurisdictions. If we, our third-party partners or our suppliers are unable to obtain or comply with any of the licenses, approvals, certifications or other governmental authorizations necessary to carry out our operations in the jurisdictions in which they currently operate, or those jurisdictions in which they plan to operate in the future, our business, prospects, financial condition and operating results could be materially adversely affected. We expect to incur significant costs in complying with these regulations. Regulations related to the electric and alternative energy vehicle industry are evolving and we face risks associated with changes to these regulations, including but not limited to increased support for other alternative fuel systems, which could have an impact on the acceptance of our vehicles.

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

We are dependent on certain principal suppliers and vendors in China for a significant portion of our vehicle components, and the inability of these vendors to deliver necessary components of our products according to our schedule and at prices, quality levels and volumes acceptable to us, or our inability to efficiently manage these components, could have a material adverse effect on our financial condition and operating results.

We source a significant portion of our vehicle components from China and then assemble these parts into our products in the United States. We rely on certain principal vendors who help us source and supply parts used in our vehicles from various suppliers in China. We currently maintain long-term contracts with some of our key suppliers and vendors but not all of our suppliers and vendors. While we believe our contract management processes are strong, we nevertheless could experience difficulties.

If our principal vendors decide to terminate their partnership with us, experience sourcing failures, or otherwise become unable to provide us with the necessary components in sufficient quantities, in a timely manner, and on acceptable terms, we may have to delay the production and sale of our products or find an alternative vendor. Any significant unanticipated demand would require us to procure additional components in a short amount of time. While we believe that we will be able to secure additional or alternate sources of supply for some of our components in a relatively short time frame, there is no assurance that we will be able to do so or develop our own replacements for certain highly customized components of our products.

If we encounter unexpected difficulties with our principal vendors, and if we are unable to fill these needs from other vendors in a timely manner, we could experience production delays and potential loss of access to important technology and parts for producing, servicing and supporting our vehicles. The loss of any vendors or the disruption in the supply of components from these vendors could lead to design changes and delays in product deliveries to our customers, which could hurt our relationships with our customers and result in negative publicity, damage to our brand and a material and adverse effect on our business, prospects, financial condition and operating results.

Our vehicles will make use of lithium-ion battery cells, which have been observed to catch fire or vent smoke and flame, and, if such results occur, bodily injury or death could result and could subject us to lawsuit, product recalls, or redesign efforts.

The battery packs within our vehicles make use of lithium-ion cells. On rare occasions, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our vehicles could occur, which could result in bodily injury or death and could subject us to lawsuit, product recalls, or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of cobalt mining, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could seriously harm our business and reputation.

The efficiency of a battery’s use when driving electric vehicles will decline slowly over time, which may negatively influence potential customers’ decisions whether to purchase an electric vehicle

The cells used in EV battery modules degrade slowly over time, influenced primarily by the age of the cells and the total energy throughput over the life of the EV. This cell degradation results in a corresponding reduction in the vehicle’s range. Although common to all EVs, cell degradation, and the related decrease in range, may negatively influence potential customer’s EV purchase decisions.

We are substantially reliant on our relationships with a limited number of OEMs, suppliers and service providers for the parts and components in our vehicles, as well as for the manufacture of our vehicles. If any of these OEMs, suppliers or service partners choose to not do business with us, then we would have significant difficulty in procuring and producing our vehicles and our business prospects would be significantly harmed.

Collaboration with third parties is subject to risks with respect to operations that are outside our control. We could experience delays to the extent our current or future partners do not continue doing business with us or fail to meet agreed upon timelines, experience capacity constraints or otherwise are unable to deliver components or manufacture vehicles as expected. There is a risk of potential disputes with partners, and we could be affected by adverse publicity related to our partners whether or not such publicity is related to their collaboration with us. If for any reason, an OEM, supplier, or service provider becomes unable to continue their current commitments or does not perform under current agreements, we may seek alternative arrangements and there is a risk that we would not be successful in obtaining the necessary components for our vehicles. In addition, although we intend to be involved in material decisions in the supply chain process, given that we also rely on our partners to meet our quality standards, there can be no assurance that we will be able to maintain high quality standards.

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

Because we are currently dependent upon a limited number of dealers/customers, the loss of a significant dealer could adversely affect our operating results.

We rely on a limited number of contractual commercial dealers that currently account for a substantial portion of our income. For the year ended September 30, 2023 one customer represented 100% of total revenue. For the year ended September 30, 2024 one main customer represented 64% of total revenue. Our operating projections are contingent on our performance under our commercial contracts.  We expect a substantial portion of our cash receipts in the near future to be from a limited number of commercial dealers and, as a result, will be subject to any risks specific to those entities and the and markets in which they operate.

We rely on complex machinery for our operations and production involves a significant degree of risk and uncertainty in terms of operational performance and costs.

We rely heavily on complex machinery for our operations and our production involves a significant degree of uncertainty and risk in terms of operational performance and costs. Our manufacturing plants consist of large-scale machinery combining many components. The manufacturing plant components are likely to suffer unexpected malfunctions from time to time and will depend on repairs and spare parts to resume operations, which may not be available when needed. Unexpected malfunctions of the manufacturing plant components may significantly affect the intended operational efficiency. Operational performance and costs can be difficult to predict and are often influenced by factors outside of our control, such as, but not limited to, scarcity of natural resources, environmental hazards and remediation, costs associated with decommissioning of machines, labor disputes and strikes, damages or defects in electronic systems, industrial accidents, fire, and seismic activity and natural disasters. Should operational risks materialize, they may result in the personal injury to or death of workers, the loss of production equipment, damage to manufacturing facilities, monetary losses, delays and unanticipated fluctuations in production, environmental damage, administrative fines, increased insurance costs and potential legal liabilities, all which could have a material adverse effect on our business, results of operations, cash flows, financial condition or prospects.

We rely on the development and functionality of complex software and technology systems, in coordination with vendors and suppliers, in order to produce our EVs. There can be no assurance such systems will be successfully developed or will be reliable.

Our vehicles use a substantial amount of third-party and in-house software codes and complex hardware to operate. The development of such advanced technologies is inherently complex and requires coordination with our vendors and suppliers in order to produce our EVs. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our usage of a defective software or technology system may harm our competitive position.

We are also relying on third-party suppliers to develop several emerging technologies for use in our products. These technologies are not today, and may not ever be, commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. In addition, the technology may not comply with the cost, performance useful life and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted, and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects, and results of operations.

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

We may be negatively impacted by any early obsolescence of our vehicles.

As EV technologies change, we plan to upgrade or adapt our vehicles. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology. Thus, our potential inability to adapt and develop the necessary technology may harm our business and competitive position.

We are dependent on our suppliers, a significant number of which are single or limited source suppliers, and the inability of these suppliers to deliver necessary components of our vehicles in a timely manner and at prices and volumes acceptable to us could have a material adverse effect on our business, prospects and operating results.

Many of the components used in our vehicles are purchased by us from a single source. While we believe that we may be able to establish alternate supply relationships and can obtain or engineer replacement components for our single source components, we may be unable to do so in the short term (or at all) at prices or quality levels that are acceptable to us. In addition, we could experience delays if our suppliers do not meet agreed upon timelines or experience capacity constraints.

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

If our product or service suppliers experience substantial financial difficulties, cease operations, or otherwise face business disruptions, we may be required to provide financial support to ensure supply continuity or would have to take other measures to ensure components and materials remain available. Any disruption could affect our ability to deliver vehicles and could increase our costs and negatively affect our liquidity and financial performance.

Our business model has yet to be fully tested and any failure to successfully commercialize our strategic plans would have an adverse effect on our operating results and business, harm our reputation and could result in substantial liabilities that exceed our resources.

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

We may be unable to adequately control the costs associated with our operations. We expect to incur significant costs related to procuring materials required to manufacture and assemble our vehicles. The prices for these materials fluctuate depending on factors beyond our control. Our business also depends on the continued supply of battery cells for our vehicles. We are exposed to multiple risks relating to availability and global pricing of lithium-ion battery cells.

Furthermore, currency fluctuations, tariffs or shortages in petroleum and other economic or political conditions may result in significant increases in freight charges and material costs. Substantial increases in the prices for our materials or components would increase our operating costs and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages, which would result in increased costs in materials to us or impact our prospects.

If our vehicles fail to perform as expected, our ability to develop, market, and sell or lease our electric vehicles could be harmed.

Our vehicles may contain defects in design and manufacture that may cause them not to perform as expected or that may require repair, recalls, and design changes. Our vehicles use a substantial amount of software code to operate, and software products are inherently complex and often contain defects and errors. We have a limited frame of reference by which to evaluate the long-term performance of our systems and vehicles. There can be no assurance that we will be able to detect and fix any defects in the vehicles prior to their sale to consumers. If any of our vehicles fail to perform as expected, we may need to delay deliveries and/or initiate product recalls, and/or compensate damages to our dealers or customers, possibly exceeding the revenues received upon sales, - which could adversely affect our brand in our target markets and could adversely affect our business, prospects, and results of operations.

We have minimal experience servicing and repairing our vehicles. The inability to adequately service vehicles may adversely affect our business.

We have minimal experience servicing and repairing our vehicles. Servicing EVs is different than servicing vehicles with internal combustion engines and requires specialized skills, including high voltage training and servicing techniques. There can be no assurance that such service arrangements will adequately address the service requirements of our customers to their satisfaction, or that Mullen and our servicing partners will have sufficient resources, experience, or inventory to meet these service requirements in a timely manner as the volume of EVs we deliver increases.

In addition, a number of states currently impose limitations on the ability of manufacturers to directly service vehicles. The application of these state laws to our operations could hinder or impede our ability to provide services for our vehicles from a location in every state. As a result, if we are unable to roll out and establish a widespread service network that complies with applicable laws, customer satisfaction could be adversely affected, which in turn could materially and adversely affect our reputation and business.

Our services may not be generally accepted by our users. If we are unable to provide quality customer service, our business and reputation may be materially and adversely affected.

Our servicing will primarily be carried out through third parties certified by us. Although such servicing partners may have experience in servicing other vehicles, they will initially have limited experience in servicing our vehicles. There can be no assurance that our service arrangements will adequately address the service requirements of our customers to their satisfaction, or that us or any of our proposed service partners will have sufficient resources to meet these service requirements in a timely manner as the volume of vehicles we deliver increases.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automobile industry generally, and the electric vehicle segment, in particular, are highly competitive, and we are competing for sales with both internal combustion engine (“ICE”) vehicles and other EVs. Many of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their electric vehicles. We expect competition for electric vehicles to intensify due to increased demand for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide automotive industry. Factors affecting competition include product quality and features, innovation and development time, pricing, reliability, safety, fuel economy, customer service, and financing terms. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results, and prospects.

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

Our future growth depends on the demand for and upon the dealers' end customer, fleet managers’ willingness to adopt our electric vehicles.

Our future growth is dependent on the demand for, and upon fleet managers’ willingness to adopt, electric vehicles. Moreover, even if electric vehicles become more mainstream, our growth is dependent on fleet managers choosing us over other EV manufacturers. Demand for electric vehicles may be affected by factors directly impacting the cost of purchasing and operating automobiles such as sales and financing incentives, prices of raw materials and parts and components, cost of fuel and governmental regulations, including tariffs, import regulation and other taxes. Volatility in demand may lead to lower vehicle unit sales, which may result in downward price pressure and adversely affect our business, prospects, financial condition, and operating results.

In addition, the demand for our vehicles and services will highly depend upon the adoption by consumers of new energy vehicles in general and electric vehicles in particular. The market for alternative fuels, hybrid and EVs is relatively new and is characterized by rapidly changing technologies, price competition, numerous competitors, evolving government regulation, and industry standards and uncertain customer demands and behaviors.

Other factors that may influence the adoption of alternative fuel vehicles, and specifically electric vehicles, include:

●

perceptions about EV quality, safety, design, performance and cost, especially if adverse events or accidents occur that are linked to the quality or safety of electric vehicles, whether or not such vehicles are produced by us or other manufacturers;

●	perceptions about the limited range over which EVs may be driven on a single battery charge;
●	concerns over access to charging and charging stations, as well as the time required to charge EVs;
●	perceptions about the limited range over which EVs may be driven on a single battery charge;
●	fuel prices, including volatility in the cost of fossil fuels;
●	competition, including from other types of alternative fuel, including hydrogen or compressed natural gas (CNG) vehicles, plug-in hybrid EVs and high fuel-economy internal combustion engine vehicles;
●	the availability of new energy vehicles, including plug-in hybrid EVs;
●	concerns over access to charging and charging stations, as well as the time required to charge EVs;
●	electric grid capacity and reliability;
●	government regulations, ESG restrictions, and economic incentives;
●	the environmental consciousness of consumers, and their adoption of EVs;
●	perceptions of overall EV vehicle safety, such as those relating to battery combustibility; and
●	perceptions about and the actual cost of alternative fuel.

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

The U.S. federal government and some state and local governments provide incentives to end users and owners of EVs in the form of rebates, tax credits, low-cost funding and other financial incentives, which could, in the future, be reduced or eliminated, including as a result of legislative or regulatory action. The EV market relies on these governmental rebates, tax credits and other financial incentives to significantly lower the effective price of EVs and to otherwise financially support these industries. However, these incentives may expire on a particular date, end when the allocated funding is exhausted, or may be reduced or terminated as a matter of regulatory or legislative policy. The results of the 2024 Presidential and Congressional elections and resulting legislative or regulatory actions, if pursued, could impact the availability or value of these incentives or reduce access to such low-cost funding.

Any reduction in rebates, tax credits or other financial incentives available to EVs or EV charging stations, could negatively affect the EV market and adversely impact our business operations and expansion potential. In addition, there is no assurance we will have the necessary tax attributes to utilize any such credits that are available and may not be able to monetize such credits on favorable terms.

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

Our business plan includes expansion into other international markets. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected. International sales entail a variety of risks, including currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products and services, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political and economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws.

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

We are exposed to risks relating to relationships with related parties.

Prior to its spinoff as a separate entity and the closing of the Merger on November 5, 2021, the Company operated as a division of Mullen Technologies, Inc. (“MTI”), an entity in which the Company’s CEO has a controlling financial interest and of which he is also CEO and Chairman. The Company and MTI entered into a Transaction Services Agreement pursuant to which the Company incurred approximately $1.2 million and $0.9 million of disbursements on behalf of MTI during the years ended September 30, 2022 and 2023, respectively. On January 16, 2024, the Company terminated the Transition Services Agreement between the Company and MTI and received a cash payment in full settlement of all outstanding amounts (including outstanding notes receivable, advances, and related interest and penalties) of approximately $2.7 million.

Furthermore, some of the Company’s executive officers and directors also hold positions at DRIVEiT, a start-up independent enterprise planning to be in the business of operating electric vehicle superstores. At this time, it is planned for the Company to provide its portfolio of new commercial EVs to DRIVEiT as part of their offerings. David Michery, the Company’s Chairman Chief Executive Officer, President and Chairman, is also Chairman of the Board of Directors of DRIVEiT. Jonathan New, Chief Financial Officer, is also Chief Financial Officer of DRIVEiT. Kent Puckett, a director and chair of audit committee of Mullen, is also a director of DRIVEiT, and Ignacio Novoa and Mark Betor serve as directors for both companies. Makayla Brown is the Director of Operations for Mullen and serves as a director of DRIVEiT. Related party transactions that present difficult conflicts of interest, could result in disadvantages to Mullen, and may impair investor confidence, which could materially and adversely affect us. Related party transactions could also cause us to become materially dependent on related parties in the ongoing conduct of our business, and related parties may be motivated by personal interests to pursue courses of action that are not necessarily in the best interests of our company and our stockholders.

In all related party transactions, there is a risk that even if the Company personnel negotiating on behalf of the Company with the related party are striving to ensure that the terms of the transaction are arms-length, the related party’s influence may be such that the transaction terms could be viewed as favorable to that related party. Plus, the related party transaction could be perceived as a potential conflict of interest since the transaction may benefit the related party. Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related party transactions could impair the confidence of our investors.

Our business may be adversely affected by labor and union activities.

We may directly and indirectly depend upon other companies with unionized work forces, such as parts suppliers and trucking and freight companies, and work stoppages or strikes organized by such unions could have a material adverse impact on our business, financial condition or operating results.

Our business could be adversely impacted by global or regional catastrophic events.

Our business could be materially adversely affected by terrorist acts, widespread outbreaks of infectious diseases, government responses emplaced to limit the impact of infectious diseases, or the outbreak or escalation of wars including, but not limited to, the invasion of Ukraine by the Russian Federation and the Israel-Hamas war. Such events in the geographic regions in which we do business, including escalations of political tensions and military conflicts in the U.S., Europe, Asia, and any governmental sanctions enacted in reaction thereto, could result in a global energy crisis, economic inflation, supply-chain disruptions, or the confiscation or destruction of our facilities; all and any of these outcomes could have material, adverse impacts on our results of operations, financial condition, and cash flows.

Our business could be adversely impacted by the cancellation of our contracts involving the sale of commercial vehicles.

We are a party to some dealer contracts that allow the purchasers of our vehicles to take actions that could negatively impact our business. One such contract grants the dealer the ability to return unsold inventory that is over a year old and another such contract grants the dealer the right to force Mullen to repurchase any inventory held by the dealer, in the event that the dealer agreement is terminated by either Mullen or the dealer. Both of these provisions may impact our ability to recognize payments received under the contract as revenue. If the contract is terminated by the dealer under any of our other dealer contracts involving the sale of vehicles, we may, at our discretion elect to repurchase our vehicles held as inventory by the dealer but are under no obligation to do so.

Failure of cybersecurity and privacy concerns could subject us to lawsuits and penalties, damage our reputation and brand, and harm our business and results of operations.

We face significant challenges with respect to cybersecurity and privacy, including the storage, transmission and sharing of personal information and confidential information. We transmit and store confidential and private information of our customers, such as personal information, including names, accounts, user IDs and passwords, and payment or transaction related information.

We have adopted cybersecurity policies and deployed measures to implement these policies, including, among others, encryption technologies, and plans to continue to deploy additional measures as we grow. However, advances in technology, an increased level of sophistication of attacks and threats, diversity of our products and services, an increased level of expertise of hackers, failures of our policies and procedures, human error, or other factors can still result in a cybersecurity incident, which could lead to interruptions to our business operations or the unauthorized access, use, disclosure, disruption, modification or destruction, of our data or systems. Cybersecurity threat actors also may attempt to exploit vulnerabilities in software and cause disruption to our business or that of our third party business partners who support our business. Like many other companies, we detect attempts by threat actors to gain access to our systems and networks on a frequent basis, and the frequency of such attempts could increase in the future. We have experienced, and from time to time in the future may experience, a failure or interruption that results in the unavailability of certain information systems. Protecting against cybersecurity threats and experiencing any cybersecurity incidents may result in substantial harm to our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, malicious alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation including individual claims or consumer class actions, commercial litigation, administrative, and civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity. In addition, complying with various laws and regulations could cause us to incur substantial costs or require us to change our business practices, including our data practices, in a manner adverse to our business.

In addition, we may need to comply with increasingly complex and rigorous regulatory laws, regulations, and standards to protect business and personal data in the United States, and as we expand our business, Europe and elsewhere, such as the European Union’s General Data Protection Regulation (“ GDPR”) and the State of California’s California Consumer Privacy Act of 2018 (“

CCPA”), as well as other U.S. state comprehensive privacy laws. These privacy laws impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. Compliance with existing, proposed and recently enacted laws and regulations can be costly; any failure to comply with these regulatory standards could subject us to legal and reputational risks.

Compliance with any additional laws and regulations could be expensive and may place restrictions on the conduct of our business and the manner in which we interact with our customers. Any failure to comply with applicable laws and regulations, failure to maintain our technology resources, manage new technologies such as generative AI tools, and misuse of or failure to secure personal information could also result in violation of laws and regulations, individual claims or consumer class actions, commercial litigation, investigations or proceedings against us by governmental entities or others, and damage to our reputation and credibility, and could have a negative impact on revenues and profits.

Significant capital and other resources may be required to protect against and address cybersecurity threats and to comply with our privacy policies or privacy-related legal obligations. The resources required may increase over time. Any failure or perceived failure by us to prevent cybersecurity incidents or to comply with privacy policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal information or other customer data, could cause our customers to lose trust in us and could expose us to legal claims. Any perception by the public that online transactions or the privacy of user information are becoming increasingly unsafe or vulnerable to attacks could inhibit the growth of online retail and other online services generally, which may reduce the number of orders we receive.

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

Our future patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

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

We are, and may in the future become, subject to various litigations, other claims, suits, regulatory actions and government investigations and inquiries. See the description of certain current legal proceedings described under “Note 19, Contingencies and Claims” of the notes to the Company’s consolidated financial statements included elsewhere in this Report.

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

As a public company, we will operate in an increasingly demanding regulatory environment, which requires us to comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the regulations of the Nasdaq CM, the rules and regulations of the SEC, expanded disclosure requirements, accelerated reporting requirements and more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. The Company must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10‑K filing. Prior to the Closing, we have never been required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

Changes in U.S. and international trade policies, including the export and import controls and laws, particularly with regard to China, may adversely impact our business and operating results.

While our production is located in the United States, a high percentage of Mullen parts used in the production of our vehicles are sourced from China. While we believe this is the best strategic business model, it also is more subject to risks associated with international trade conflicts including between the United States and China, particularly with respect to export and import controls and laws. During his previous administration, President Donald J. Trump advocated for greater restrictions on international trade in general, which significantly increased tariffs on certain goods imported into the United States - particularly from China. President Trump also took steps toward restricting trade in certain goods. In response, China and other countries imposed similar retaliatory tariffs and other measures and such international trade conflicts continued under the Biden administration. President Trump has spoken regularly about his desire to implement additional tariffs on foreign products during his forthcoming administration.

On December 23, 2021, the Uyghur Forced Labor Prevention Act, which effectively prohibits imports of any goods made either wholly or in part in Xinjiang, was signed into law. The law went into effect on June 21, 2022. The law prohibits “the importation of goods made with forced labor” unless U.S. Customs and Border Protection determines, based on “clear and convincing evidence”, that the goods in question were not produced “wholly or in part by forced labor”, and submits a report to the U.S. Congress setting out its findings. While we do not currently expect that this law will directly affect our supplies, since we do not believe that our suppliers source materials from Xinjiang for the products they sell to us, other renewable energy companies’ attempts to shift suppliers in response to this law, withhold release orders, or other policy developments could result in shortages, delays, and/or price increases that could disrupt our own supply chain or cause our suppliers to renegotiate existing arrangements with us or fail to perform on such obligations. Broader policy uncertainty could also reduce Chinese panel production, affecting supplies and/or prices for panels, regardless of supplier. While we have developed supply sources in a variety of countries, we could still be adversely affected by increases in our costs, negative publicity related to the industry, or other adverse consequences to our business.

Rising political tensions could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, increasing tariffs could impact raw material prices, the cost of component parts and transportation. Any of the foregoing could have an adverse effect on our business, prospects, financial condition and results of operations.

Our ability to utilize our net operating loss and tax credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. The limitations apply if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period. If we have experienced an ownership change at any time since our incorporation, we may already be subject to limitations on our ability to utilize our existing NOLs and other tax attributes to offset taxable income or tax liability. In addition, the Business Combination and future changes in our stock ownership, which may be outside of our control, may trigger an ownership change. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. As a result, even if we earn net taxable income in the future, our ability to use our pre-change NOL carryforwards and other tax attributes to offset such taxable income or tax liability may be subject to limitations, which could potentially result in increased future income tax liability to us.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Cybersecurity risk management is an integral part of Mullen’s overall enterprise risk management framework. We have implemented comprehensive measures to safeguard our information systems, protect sensitive data, and identify, assess and manage material risks from cybersecurity threats. Our cybersecurity program encompasses threat prevention, detection, mitigation, and remediation strategies tailored to the dynamic risk landscape in the automotive sector.

Our risk management efforts include threat intelligence gathering, vulnerability assessments, and the integration of advanced cybersecurity technologies. These measures are designed to help protect Mullen’s proprietary systems and customer data from both internal and external cybersecurity threats. From time to time, Mullen has engaged third parties, on an as needed basis, to perform various cybersecurity services and risk assessments. Additionally, we maintain third-party tools to monitor for vulnerabilities.

We perform diligence, which includes reviewing SOC II reports, on certain third-party service providers who provide critical data and cloud services in order to oversee and identify risks from cybersecurity threats associated with such critical third-party service providers.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced an undetected cybersecurity incident.

Governance

As a function of its oversight role, the Board is responsible for ensuring that material risks are identified and managed appropriately. While the Board of Directors has the ultimate responsibility for risk oversight, the Board of Directors has delegated responsibility for the oversight of data privacy and cybersecurity to the Audit Committee. Senior management of Mullen regularly report to the full Board regarding risks we face, however, there has been no specific reports of risks related to cybersecurity threats that have been discussed with the Board.

Our VP of IT and our Director of IT Operations are responsible for assessing and managing risks from cybersecurity threats. Our VP of IT and Director of IT Operations each have over 20 years of experience in information technology, with cybersecurity comprising a significant role in their experience. The VP of IT and the Director of IT Operations are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents as a function of their management of our cybersecurity program.

As of the date of this filing, we do not believe that any risks from cybersecurity threats, including as the result of past cybersecurity incidents, have had, or are reasonably likely to have, a material effect on our business strategy, results of operations, or financial condition. While we strive to employ safeguards, no system can guarantee absolute security and we cannot guarantee that any future risk from cybersecurity, including any future cybersecurity incidents, will not be material to our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES.

Our corporate headquarters is in Brea, CA, where we occupy approximately 24,730 rentable square feet under a sublease that expires in March 2026 with lease payments of $35,435 per month. We use this space primarily for our senior management, finance, legal, human resources, general administrative and information technology teams.

The Automotive Development Center in Irvine, CA, of 31,603 square foot facility houses the California Automotive Team, which includes Engineering Design and Development, Styling Purchasing and Program Management. Lease payments are approximately $84,737 per month which includes rent, insurance, and CAM.

We own the manufacturing facility located in Robinsonville, Tunica County, MS. The Manufacturing Center is 124,000 square foot engineering facility on 100 acres.

On November 30, 2022, the Company purchased an automobile manufacturing facility in Mishawaka, St. Joseph County, IN. The site gross area is 1,392,395 square feet. The 660,000 sq ft Mishawaka assembly plant consists of a body shop, paint shop, general assembly area, and water treatment plant.

The Company leases 59,034 square feet of office space in Troy, MI for the Commercial Leadership and Engineering team. The lease payments are $62,724 per month.

On November 1, 2023, the Company entered a 5-year lease agreement for premises of approximately 122,000 sq. ft. in Fullerton, California, designated for manufacturing and distribution of electric vehicle batteries. Base rent was $2,992,000 for the first year (and increases approximately 4% every year). Security deposit paid to the landlord is approximately $1 million. Rent was prepaid in full for the first year, but is now $260,000 per month beginning November 2024.

Bollinger Motors maintains its offices within a 36,300 square foot building located in Oak Park, MI and has operated at this facility since August 2020. On August 1, 2023, Bollinger Motors executed a 5-year lease agreement for a building at 26650 Harding Ave, Oak Park, MI, adjacent to their Oak Park headquarters for an additional 10,774 square feet for engineering development, supplemental warehousing, vehicle storage and repair, and office space. The lease payments for these facilities are approximately $42,742 per month. Additionally, Bollinger Motors still maintained a lease in Ferndale, MI from where the company previously operated prior to August 2020. The lease payments for this facility were approximately $6,000 per month in 2023. However, the Ferndale facility was subleased for the entirety of 2023 with sublease income of approximately $7,000 per month.

As security for payment of the amounts due and payable under the Senior Secured Convertible Notes, the Company collaterally assigned and granted to the holders a continuing security interest in all of the Company’s right, title, and interest in, to, and under the property of the Company. For further information about $50 Million Senior Secured Convertible Notes and Warrants (and Additional Investment Right), see “Note 7 – Debt” of the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol “MULN.”

Holders

As of January 21, 2025, our common stock was held by 818 registered shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. Our transfer agent is Continental Stock Transfer & Trust Company.

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

Not applicable.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ottava Automotive, Inc., a California corporation, Mullen Indiana Real Estate, LLC., a Delaware corporation, Mullen Investment Properties LLC, a Mississippi corporation, Mullen Advanced Energy Operations LLC, a California corporation and a majority ownership in Bollinger Motors, incorporated in Delaware. Intercompany accounts and transactions have been eliminated, if any. The financial statements reflect the consolidated financial position and results of operations of Mullen, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States.

Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Results of Operations

Comparison of the Year Ended September 30, 2024 to the Year Ended September 30, 2023

The following table sets forth our historical operating results for the periods indicated:

	Year Ended
	September 30,
	2024	2023	$ Change	% Change
	(dollar amounts, except percentages)

Revenue from sale of vehicles	$1,094,322	$366,000	$728,322	199%
Cost of revenues	16,894,100	273,882	16,620,218	6,068%
Gross profit / (loss)	(15,799,778)	92,118	(15,891,896)	(17,252)%

Operating expenses:
General and administrative	181,947,541	215,846,132	(33,898,591)	16%
Research and development	74,889,400	77,387,336	(2,497,936)	3%
Impairment of intangible assets	73,447,067	5,873,000	67,574,067	(1,151)%
Impairment of goodwill	30,062,727	63,988,000	(33,925,273)	53%
Impairment of right-of-use assets	11,505,001	—	11,505,001	—%
Impairment of property, plant, and equipment, and other non-current assets	4,174,935	14,770,000	(10,595,065)	72%
Loss from operations	$(391,826,449)	$(377,772,350)	$(14,054,099)	(4)%

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(54,653,033)	(506,238,038)	451,585,005	89%
Other financing costs - ELOC commitment fee	(6,000,000)	—	(6,000,000)	—%
Other financing costs - initial recognition of warrants	(13,652,762)	—	(13,652,762)	—%
Gain/(loss) on warrants and derivative liability revaluation	4,503,099	(116,256,212)	120,759,311	104%
Gain/(loss) on extinguishment of debt	(655,721)	(6,246,089)	5,590,368	90%
Loss on financing	—	(8,934,892)	8,934,892	100%
Gain/(loss) on disposal of fixed assets	(511,838)	386,377	(898,215)	(232)%
Interest expense	(49,377,125)	(4,993,140)	(44,383,985)	(889)%
Other income, net	2,458,578	2,407,034	51,544	2%
Total other income (expense)	(117,888,802)	(639,874,960)	521,986,158	82%
Net loss before income tax benefit	$(509,715,251)	$(1,017,647,310)	$507,932,059	50%

Income tax benefit/ (provision)	3,888,700	10,988,482	(7,099,782)	(65)%
Net loss	$(505,826,551)	$(1,006,658,828)	$500,832,277	50%

Net loss attributable to noncontrolling interest	(48,767,650)	(34,404,246)	(14,363,404)	(42)%
Net loss attributable to stockholders	$(457,058,901)	$(972,254,582)	$515,195,681	53%

Waived/(accrued) accumulated preferred dividends and other capital transactions with Preferred stock owners	(13,902,843)	7,360,397	(21,263,240)	(289)%
Net loss attributable to common stockholders after preferred dividends	$(470,961,744)	$(964,894,185)	$493,932,441	51%

Net Loss per Share	$(1,425.61)	$(157,405.25)

Weighted average shares outstanding, basic and diluted	330,358	6,130

Revenues

We are an early-stage company and have recently begun generating notable revenues, with vehicle production and deliveries commencing in fiscal year 2023 (Mullen THREE and, later, Mullen ONE in the last calendar quarter of 2023). In September 2024, our Bollinger segment delivered the first B4 vehicles to customers.

We recognize revenue from the sale of electric vehicles upon the transfer of control to the dealer/customer. Normally, control transfers at the point of delivery when the dealer/customer has possession of the vehicle and bears the risks and rewards of ownership. However, a contract with one of our dealers includes return provision, allowing unsold vehicles to be returned after one year; and contracts with two of our dealers include return provisions, allowing unsold vehicles to be returned upon contract termination. For these arrangements, due to limited historical data on returns, we defer revenue recognition until the dealer sells the vehicles to end customers, or there is sufficient evidence to reasonably estimate the consideration to which we expect to be entitled. This approach aligns with our commitment to conservative revenue recognition practices and ensures compliance with accounting standards.

The tables below disclose information on deliveries of vehicles, revenue recognized, revenue deferred, and payments received from our customers over the recent periods.

Invoiced during the year ended September 30, 2024 (dollars in thousands)
Vehicle type	Units invoiced	Amount invoiced	Revenue recognized
Mullen 3 (UU)	180	$11,658	$163
Mullen Urban Delivery (UD1)	258	8,568	228
Bollinger B4	5	703	703
Total	443	$20,929	$1,094

Invoiced during the year ended September 30, 2023 (dollars in thousands)
Vehicle type	Units Invoiced	Amount invoiced	Revenue recognized
Mullen Urban Delivery (UD0)	25	366	366
Mullen 3 (UU)	10	652	—
Total	35	$1,018	$366

Cost of revenues

The cost of revenues for the year ended September 30, 2024, totaled $16.9 million, comprising:

a) Cost of Goods Sold (COGS)

COGS amounted to $1.3 million, including $0.2 million from the Mullen Commercial segment and $1.1 million from the Bollinger segment. These costs encompass vehicle components and parts, labor costs, amortized tooling costs, and other production-related expenses, as well as estimated warranty provisions. The $1.1 million COGS for the Bollinger segment consist of approximately $0.6 million in standard costs and $0.5 million in cost variances.

b) Inventory Adjustments to Net Realizable Value

A non-cash write-down of $15.6 million was recognized for the Mullen Commercial segment, primarily due to excess raw materials and slower-moving inventory. The determination of net realizable value (NRV) involves significant judgment, and actual results may materially differ from estimates. For further details, refer to “Critical Accounting Policies and Estimates” below.

Research and Development

Research and development expenses decreased by approximately $2.5 million or 3% from approximately $77.4 million through the twelve months ended September 30, 2023, to approximately $74.9 million through the twelve months ended September 30, 2024. Research and development costs are expensed as incurred. To date, our research and development expenses have consisted primarily of engineering and consulting services in connection with the development and design of our EVs.

General and Administrative

General and administrative (“G&A”) expenses include all non-production expenses incurred by us in any given period. This includes expenses such as professional fees, salaries, rent, repairs and maintenance, utilities and office expense, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses and other expenses. We expense advertising costs as incurred. General and administrative expenses decreased by approximately $33.9 million or 16% from approximately $215.8 million in the twelve months ended September 30, 2023, to approximately $181.9 million in the twelve months ended September 30, 2024, primarily due to decrease in settlements and penalties, and in stock-based compensation to CEO under Performance stock awards agreements (including CEO share based performance award liability revaluation - see Note 11 - Share-based compensation of the financial statements for more information), although certain expenses increased, like advertising and promotion, professional fees, depreciation, etc.

Interest Expense

Interest expense increased by approximately $44.4 million from $5.0 million through the twelve months ended September 30, 2023, to $49.4 million through the twelve months ended September 30, 2024, primarily due to amortization of original issue discount of convertible notes issued and partially converted by the Company in the second half of fiscal year ending September 30, 2024.

Impairment

Due to unfavorable market conditions and decline of the market prices of the Company’s common stock, we have tested long-lived assets for recoverability. As a result of the impairment tests performed during the year ended September 30, 2024, the Company recognized impairment losses in amount of $119.2 million that related to goodwill, property, plant, and equipment, intangible assets, and right-of-use assets - an increase of $34.6 million from the last year, when impairment of goodwill, property, plant, and equipment, and intangible assets reached $84.6 million. See more details in the section below.

Other financing costs

Financing costs other than "Interest expense" included losses on initial recognition of derivative liabilities, ELOC commitment fee, losses on initial recognition of warrants and gain/(loss) on derivative liability revaluation: $69.8 million during the year ended September 30, 2024, and $622.5 million during the fiscal year ended September 30, 2023, a decrease of 89% or $552.7 million. These losses have decreased in comparison to the previous year mainly due to decrease in financing. The main part of these losses is caused when the Company issues warrants recognized at fair value as liabilities in addition to preferred stock or other equity instruments in lieu of preferred stock and notes (see further details in the Note 8 and Note 7 of the consolidated financial statements).

Waived/(accrued) accumulated preferred dividends and other capital transactions with preferred stock owners

The accumulated preferred dividends and other capital transactions with preferred stock owners amounted to $13.9 million loss in the fiscal year ended September 30, 2023 and were represented primarily by fair value of common stock issued to avoid fractional shares on reverse stock splits - $5.2 million (see Note 1 - Description of business and basis of presentation) and $8.6 million of financial result from exchange of Series C P/S for Series E P/S (see Note 9, Series E Preferred Stock section). In the previous fiscal year ended September 30, 2023, the amount was positive ($7.4 million) due to the fact that holders of Series C Preferred stock waived accumulated dividends.

Net Loss

The net loss attributable to common stockholders (after transactions accounted for as preferred dividends) was $471.0 million, or $1,425.61 net loss per share, for the twelve months ended September 30, 2024, as compared to a net loss attributable to common stockholders (after transactions accounted for as preferred dividends) of $964.9 million, or $157,405.25 loss per share, for the twelve months ended September 30, 2023.

Operating segments

The Company is currently comprised of 2 major operating segments:

-

Bollinger Motors. The Company acquired the controlling interest of Bollinger Motors Inc. on September 7, 2022. This acquisition positioned Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments.

-

Mullen Commercial. By November 30, 2022, Mullen acquired a manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

Reverse Stock Splits and NASDAQ listing rules compliance

Our Common Stock is listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share.  Effective September 17, 2024, the Company implemented a reverse stock split at a ratio of 1-for-100 shares in order to satisfy this requirement. The reverse stock split did not change the authorized number of shares or the par value of the Common Stock nor modify any voting rights of the Common Stock. No fractional shares were issued in connection with the September 2024 reverse stock split and each fractional share resulting from the reverse stock split were rounded up to the next whole share. On October 16, 2024, the Company received formal notice from Nasdaq confirming that it had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

In addition to the reverse stock split implemented in September 2024, the Company previously effected a 1-for-25 reverse stock split on May 4, 2023, a 1-for-9 reverse stock split on August 11, 2023, and a 1-for-100 reverse stock split on December 21, 2023. The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits.

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

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $10.7 million as of September 30, 2024. During the twelve months ended September 30, 2024, the Company used approximately $185.6 million of cash for operating activities. The net working capital on September 30, 2024 was negative and amounted to approximately $120.0 million, or approximately $38.5 million after excluding derivative liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the year ended September 30, 2024, the Company has incurred a net loss of $505.8 million and, as of September 30, 2024, our accumulated deficit was $2.3 billion.

The Company believes that its available liquidity will not be sufficient to meet its current obligations for a period of at least twelve months from the date of the filing of this Annual Report on Form 10-K. Accordingly, the Company has concluded there is substantial doubt about its ability to continue as a going concern. Without additional funding, the Company may be unable to continue operations and could be required to seek bankruptcy protection within 30 days of the issuance of these financial statements.

Management is pursuing several strategies to address liquidity concerns, including:

●	Raising additional capital through equity or debt financing.
●	Executing cost reduction measures and operational restructuring.
●	Exploring strategic alternatives, including partnerships or asset sales.

Despite these efforts, there is no assurance that these initiatives will be successful. If the Company cannot secure additional funding in the immediate term, it may be required to curtail operations significantly or seek bankruptcy protection. These consolidated financial statements do not include any adjustments to the carrying amounts of assets or liabilities that may result from the outcome of these uncertainties.

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness, convertible preferred stock and common stock.

The short-term debt classification primarily is based upon loans due within twelve-months from the balance sheet date, in addition to loans that have matured and remain unpaid.

The following is a summary of our debt as of September 30, 2024:

	Carrying			Contractual	Contractual
Type of Debt	amount	Current	Long-Term	Interest Rate	Maturity
Matured notes (1)	$2,385,004	$2,385,004	$—	10%	Due (default)
Matured loan advances (1)	332,800	332,800	—	10%	Due (default)
Senior convertible notes (2)	20,346,283	20,346,283	—	20% (default)	Due (cross-default)
Less: debt discount to convertible notes	(17,664,310)	(17,664,310)	—
Total Debt	$5,399,777	$5,399,777	$—

(1) In October 2024, the Company reached an agreement with holders of all matured notes and loan advances (see table above) in amount of $2.7 million, as well as accumulated interest in amount of approximately $1.8 million, that the liabilities would be settled by issuance of shares of common stock of the Company worth of $3 million. The liability has been fully settled by December 2024 by issuing shares of common stock in several installments.

(2) As of September 30, 2024, the Company's senior convertible notes (totaling $20.3 million) and accumulated interest (approximately $0.3 million) were in cross-default due to the non-payment of $0.2 million that matured in September 2024. As a result, the entire principal balance became due immediately, allowing investors to demand full repayment. Additionally, the interest rate increased from 15% to 20%. However, investors have not requested immediate cash payment of the notes or accrued interest. In December 2024, the court has approved a settlement agreement between the Company and holders of the Senior convertible notes, and, by the date these financial statements are available to be issued, almost full amount of the Senior convertible notes and accumulated interest has been converted to shares of common stock under Section 3(a)(10) of the Securities Act of 1933.

The following is the overview of changes in our indebtedness during the year ended September 30, 2024:

	Matured loans and advances	NuBridge real estate note	Senior Secured Convertible Notes	Total
Principal as of October 1, 2023	$2,731,681	$5,000,000	$—	$7,731,681
Original interest discount and debt issuance costs as of October 1, 2023	—	(270,189)	—	(270,189)
Carrying amount as of October 1, 2023	2,731,681	4,729,811	—	7,461,492

Notes issued, principal	—	—	68,326,316	68,326,316
Original interest discount and debt issuance costs at inception	—	—	(65,168,421)	(65,168,421)
Amortization of original interest discount and debt issuance costs	—	232,794	47,504,111	47,736,905
Paid in cash	—	(4,945,832)	—	(4,945,832)
Principal converted	—	—	(48,056,575)	(48,056,575)
Other adjustments	(13,877)	(16,773)	76,542	45,892

Principal as of September 30, 2024	2,717,804	—	20,346,283	23,064,087
Original interest discount and debt issuance costs as of September 30, 2024	—	—	(17,664,310)	(17,664,310)
Carrying amount as of September 30, 2024	$2,717,804	$—	$2,681,973	$5,399,777

The following is a summary of our debt as of September 30, 2023:

	Carrying			Contractual	Contractual
Type of Debt	amount	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,398,881	$2,398,881	$—	0.00 - 10.00%	2019 - 2021
Real estate note	5,000,000	5,000,000	—	8.99%	2024
Matured loan advances	332,800	332,800	—	0.00 - 10.00%	2016 – 2018
Less: debt discount	(270,189)	(270,189)	—
Total Debt	$7,461,492	$7,461,492	$—

The following is the overview of changes in our indebtedness during the year ended September 30, 2023:

	Matured notes, loans and advances	NuBridge real estate note	Series D Convertible Notes	Other notes payable	Total
Principal as of October 1, 2022	$3,608,885	$5,000,000	$—	$1,344,399	$9,953,284
Original interest discount as of October 1, 2022	—	(857,257)	—	(74,978)	(932,235)
Carrying amount as of October 1, 2022	3,608,885	4,142,743	—	1,269,421	9,021,049

Notes issued, principal	—	—	150,000,000	20,000,000	170,000,000
Original interest discount and debt issuance costs at inception		—	(150,000,000)	—	(150,000,000)
Paid in cash	(446,741)	—	—	(20,247,612)	(20,694,353)
Amortization of original interest discount and debt issuance costs	—	587,068	150,000,000	163,558	150,750,626
Derecognition of an old note upon exchange	—	—	—	(1,032,217)	(1,032,217)
Recognition of a new note upon exchange	—	—	—	12,945,914	12,945,914
Principal converted	—	—	(150,000,000)	(12,945,914)	(162,945,914)
Other adjustments	(430,463)	—	—	(153,150)	(583,613)

Principal as of September 30, 2023	2,731,681	5,000,000	—	—	7,731,681
Original interest discount as of September 30, 2023	—	(270,189)	—	—	(270,189)
Carrying amount as of September 30, 2023	$2,731,681	$4,729,811	$—	$—	$7,461,492

Cash Flows

The following table provides a summary of our cash flow data for the years ended September 30, 2024 and 2023:

	Years Ended September 30,
Net cash provided by (used in):	2024	2023

Operating activities	$(185,555,481)	$(179,172,191)
Investing activities	(16,148,055)	(107,923,309)
Financing activities	56,755,744	358,416,885

Cash Flows used in Operating Activities

Our cash flow used in operating activities to date has been primarily comprised of costs related to starting production, research and development, payroll and other general and administrative activities. As we continue to ramp up commercial manufacturing and sales, we expect our cash used in operating activities to decrease over time as we continue to reduce operating expenses and start to generate cash flow from our commercial vehicle sales. Net cash used in operating activities was $185.6 million in the twelve months ended September 30, 2024, a 4% increase from $179.2 million net cash used during the twelve months ended September 30, 2023.

Cash Flows used in Investing Activities

Our cash flows used in investing activities, to date, have been comprised mainly of purchases of equipment. We expect these costs to decrease in the near future as we have ramped up production activity during 2024. Net cash used in investing activities was $16.1 million in the year ended September 30, 2024, an 85% decrease from $107.9 million used in investing activities the year ended September 30, 2023.

Cash Flows provided by Financing Activities

Through September 30, 2024, we have financed our operations primarily through the issuance of convertible notes and warrants. Net cash provided by financing activities was $56.8 million for the year ended September 30, 2024, as compared to $358.4 million net cash provided by financing activities for the year ended September 30, 2023.

Contractual Obligations and Commitments

The following tables summarizes our contractual obligations and other commitments for cash expenditures as of September 30, 2024, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended September 30,	Payments
2025	$6,421,692
2026	5,022,623
2027	5,000,409
2028	4,828,305
2029	1,358,041
Thereafter	5,994,883
Total Future Minimum Lease Payments	$28,625,953

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

In preparation of these financial statements, management applied critical estimates and assumptions while performing impairment tests for goodwill and other long-lived assets and while determining net realizable value of inventory.

Impairment tests for goodwill and other long-lived assets

We identified Bollinger and Mullen Commercial (refer to Note 21 - Segment information) as our reporting units for the purposes of assessing impairments.

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

As a result of impairment tests performed by management during the twelve months ended September 30, 2024 in respect of Mullen Commercial segment, impairment was recognized for part of right-of-use assets in the amount of $10.2 million, as well as for engineering design intangible assets with a carrying amount of $15.1 million, and construction-in-progress for $4.2 million. Also, the Company has recorded impairment of goodwill in amount of $1.2 million pertaining to acquisition of retail business (see Note 4 - Business acquisitions). The primary reasons for the impairment of these assets were sales slower than expected, decrease in the Company's market capitalization, and uncertainty of the availability of future funding.

As a result of impairment tests performed by management during the twelve months ended September 30, 2024 in respect of the Bollinger segment, additional impairment was recognized in the financial statements: including $28.8 million for goodwill, $58.3 million for indefinite-lived in-process research and development assets, as well as $1.3 million for right-of-use assets. The impairment has been recognized primarily due to the present uncertainty of the availability of future funding required to support this segment and the decrease in the Company's market capitalization.

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

Net realizable value of inventory

In accordance with applicable accounting standards, we value inventory at the lower of cost or net realizable value. Our assessment of net realizable value is a critical accounting estimate due to the inherent market volatility, evolving technology, and competitive landscape of the EV industry.

The net realizable value of inventory is determined based on the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. In determining net realizable value, we consider several factors, including:

●	Market Demand and Pricing Trends – The EV industry is highly competitive, with frequent price adjustments based on consumer demand, regulatory incentives, and competitor pricing strategies.
●	Technological Obsolescence – As battery and vehicle technology evolves, older inventory may require discounting or write-downs to remain competitive.
●

Production Costs and Cost Absorption – Given supply chain fluctuations and raw material pricing (e.g., lithium, nickel, and other battery components), production costs may exceed expected selling prices.

●	Other Factors – Changes in government incentives, infrastructure development, and interest rates may affect consumer adoption and, consequently, inventory valuation.

For the year ended September 30, 2024, we recognized net realizable value adjustments of $15.6 million, primarily related to excess raw material and slower moving inventory of the Mullen Commercial segment. These adjustments were recorded as a component of cost of goods sold.

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

We conducted an evaluation pursuant to Rule 13a‑15 of the Exchange Act of the effectiveness of the design and operation of our DCP as of September 30, 2024, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our DCP were not effective at the reasonable assurance level as of September 30, 2024 because of material weaknesses in the Company’s internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and our dispositions of the assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of September 30, 2024 due to material weaknesses described below.

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

●

Based on management’s review of key accounting and information technology policies and procedures, we have determined that although such policies and procedures exist, they are not all formalized in a centralized written procedure format that is up to date.

●

As a result of the absence of formalized reviews of key controls across several business processes and/or insufficiently formalized documentation evidencing such review, management’s ability to evaluate the design and monitor the effective operation of these preventative and detective internal controls is limited. Accordingly, management’s ability to timely detect, prevent, and remediate deficiencies and potential risks has been assessed as ineffective.

●

The Company identified certain design deficiencies in its management and analytical review controls associated with the inventory accounting and revenue recognition close process. These deficiencies, individually or in the aggregate, combined with inadequate compensating controls, created a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.

●

The Company lacks in-house accounting expertise to identify rights and obligations reflected in non-standard agreements, requiring specialized accounting for complex transactions that the Company currently outsources.

●	The Company had numerous post close adjustments within the areas of inventory and debt which affected the timeliness to file the 10-K.

During the year ended September 30, 2024, these control deficiencies did not result in identified material misstatements in our consolidated financial statements; however, the control deficiencies described above created a more than remote possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis. Therefore, our management concluded that the deficiencies represent material weaknesses.

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

Remediation Efforts to Address the Material Weaknesses and Other Changes in Internal Control Over Financial Reporting

The aforementioned material weaknesses were first identified in 2022. While the Company has significantly improved its internal control over financial reporting, the material weaknesses remain un-remediated as of September 30, 2024, as the Company has moved from development stage to production and sale of vehicles.  The Company’s remediation efforts will continue throughout 2025.

During the year ended September 30, 2024, the management completed the following actions in accordance with the remediation plan:

●	Formalization of Policies and Procedures: Accounting and IT policies were updated and formalized to ensure they are current and comprehensive.
●

Enhanced Review Controls: Review controls for inventory and revenue accounting close processes were redesigned, with compensating controls implemented to ensure accurate reporting and timely disclosures.  We have rolled out new revenue policy to marketing and sales organization and continue to closely monitor revenue transactions and documentation.

●

Strengthened Technical Expertise: Additional leadership roles with expertise in GAAP financial reporting and public company controls have been hired, and external consultants engaged to address gaps in accounting for complex transactions.

In addition to the remedial actions taken to date, the Company is considering the full extent of the procedures to implement in order to remediate the material weaknesses described above. Currently, the remediation plan includes:

■	Implementation of the Plex ERP and General ledger systems will automate inventory tracking, adjustments, net realizable value and improve controls over financial transactions;
■

Evaluating skill set gaps and hiring additional accounting, financial reporting, and compliance personnel (including both internal and external resources), as needed, with an appropriate level of accounting knowledge, training and experience to appropriately analyze, record and disclose accounting matters timely and accurately, and to achieve complete financial accounting, reporting and disclosures;

■

Continuing integration of Mullen and Bollinger accounting groups  along with professional training and education on accounting subjects for existing accounting staff including preparation and review of account reconciliations;

■	Improving and maintaining effective controls for communicating and sharing information between the operations, accounting, information technology, sales, finance and legal departments to ensure that the accounting department is consistently provided with complete and adequate support, documentation and information, and that matters are resolved in a timely and effective manner.
■	Enhancing management review controls related to our financial statement close and financial reporting involving estimates, judgments, and assumptions;
■

Designing and implementing controls related to the identification of and accounting for certain non-routine, unusual or complex transactions, including the accounting for variable interest entities and valuation of convertible debt and the related derivative liability.

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

The Company is committed to remediating the material weaknesses and the actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Board of Directors. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and operate effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.

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

ITEM 9B. OTHER INFORMATION

On July 18, 2024, the Company entered into an Asset Purchase Agreement with Mullen Technologies, Inc. (“MTI”), pursuant to which the Company assumed a lease for premises located in Oceanside, California and all equipment and inventory in the premises, as well as staffing and other infrastructure for vehicle sales and repairs for consideration of $1.4 million. The Company’s CEO has a controlling financial interest and is Chairman of MTI. For further information, see Note 4 - Business Acquisitions in the notes to the Company’s consolidated financial statement include in this Report.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The directors and executive officers of the Company and their respective ages, and positions with the Company and certain business experience as of the date of this prospectus are set forth below. There are no family relationships among any of the directors or executive officers.

There are no material legal proceedings to which any director or executive officer of the Company, or any associate of any director or executive officer of the Company, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Name	Age	Position	Director Class
David Michery	58	Chief Executive Officer, President, and Chairman of the Board	Class I
Jonathan New	64	Chief Financial Officer
Calin Popa	62	President—Mullen Automotive
Chester Bragado	46	Chief Accounting Officer
John Taylor	64	President & SVP of Global Manufacturing
Mary Winter	33	Secretary and Director	Class I
Ignacio Novoa	41	Director	Class I
Kent Puckett	61	Director	Class II
Mark Betor	69	Director	Class II
William Miltner	63	Director	Class III
John Anderson	70	Director	Class III

Pursuant to the Second Amended and Restated Certificate of Incorporation, as amended, the Company’s Board of Directors is classified into three classes with staggered three-year terms designated as follows:

●	Class I - David Michery, Mary Winter, and Ignacio Novoa whose terms will expire in 2025 at our annual meeting of stockholders or until their respective successors are elected and qualified;

●	Class II - Kent Puckett and Mark Betor, whose terms will expire at our annual meeting of stockholders in 2026.

●	Class III - William Miltner and John Anderson whose terms will expire at our annual meeting of stockholders in 2027.

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

Calin Popa has served as President of the Automotive Electric Vehicles Division of the Company and of its predecessor, Mullen Technologies, since 2017. He has 34 years of experience within the automotive industry. Previously, Mr. Popa was Vice President of Manufacturing Engineering at Karma Automotive, LLC, f/k/a Fisker Automotive, from 2010 to 2017. Mr. Popa has held senior positions within product development, vehicle launch and manufacturing at well-known companies, including MAN, Ford, and Chrysler.

Chester A. Bragado has served as Chief Accounting Officer since March 2023. Mr. Bragado brings over 20 years of diverse expertise in accounting, finance, and organizational leadership to his role as Chief Accounting Officer at Mullen Automotive. Before assuming the role of Chief Accounting Officer, Mr. Bragado served as the Executive Vice President of Operations at Mullen Automotive from July 2022 to March 2023. Prior to that, since 2021, Mr. Bragado served as Vice President, Finance and Controller at Sambazon, an international organic food manufacturer, from 2020 to 2021, he was Financial Reporting Director at Loop Media, a digital video company, and from 2017 to 2020, he was Controller at Custom Foods LLC/Marie Callender. Mr. Bragado has consulted and audited Fortune 500 companies throughout his expansive 20 plus year career, which includes roles as an external auditor at PricewaterhouseCoopers and increasing responsibilities in Corporate Accounting, SEC reporting, and internal audit at various other public and private companies. Mr. Bragado graduated from the University of California, Riverside, with a BA in Business Administration and holds a California CPA license and is currently an executive MBA candidate at UCLA Anderson School of Management

John Taylor is the President & SVP of Global Manufacturing at Mullen. From 2010 to April 2013, he was employed at Tesla being one of the first 50 employees and, leading the advanced manufacturing engineering group. Mr. Taylor played a critical role in opening the Fremont facility and manufacturing operations for the Tesla Model S and architecture for future projects. Mr. Taylor started his automotive career at General Motors (“GM”) in 1982. At GM, he was involved in eleven major automotive vehicle launches serving as launch manager, operations manager, and machine and equipment manager, among other roles. Mr Taylor has also held executive roles within several intermodal products companies, serving as the President and Chief Operations Officer of American Intermodal Container Manufacturing from April 2015 to November 2020 and the Chief Executive Officer of Intermodal Products of America from April 2021 to April 2022.  Mr. Taylor graduated from the Philpot School of Automotive Design in Detroit in 1987.

Mary Winter has served as director of the Company since November 2021 and has been a director of Mullen Technologies since 2018. Ms. Winter has been an integral part of Mullen since inception. She currently serves as the Secretary of the Company and Board of Directors. Formerly, she was the Vice President of Operations for Mullen Technologies since 2014. We believe that Ms. Winter is qualified to serve as a director because of her business and operational knowledge of Mullen.

Ignacio Novoa has served as a director of the Company since July 2022. Mr. Novoa has been a realtor at Las Lomas Realty since January 2015. Prior to that, from August 2008 to March 2021, Mr. Nova served as police officer with the Federal Reserve Police and, from September 2008 to March 2013, as program security at Northrup Grumman. Mr. Novoa has also served as a director of DRIVEiT since January 2024. We believe that Mr. Novoa is qualified to serve as a director because of his experience in managing real estate.

Kent Puckett has served as a director of the Company since November 2021 and has served on the board of Mullen Technologies since 2018. Previously, Mr. Puckett served as the Chief Financial Officer of Mullen Technologies from 2012 to 2018. Mr. Puckett has also served as a director of DRIVEiT since January 2024. Mr. Puckett has many years of experience as a CFO with a proven track record of establishing cross-functional partnerships to deliver stellar results. He has led many companies in their audit and disclosure requirements, creating operations, marketing, and sales division budgets of multi-million dollars, and being accountable for the allocation of resources to exceed profit and sales goals. Mr. Puckett has a B.S. in Business Administration from Pensacola Christian College, and Advanced Studies in Management, Finance, Compliance, Insurance, Financial Consulting, Taxation and Financial Reporting, with an emphasis on Public Companies reporting and audit requirements. We believe that Mr. Puckett is qualified to serve as a director because of his finance and accounting background and experience.

Mark Betor has served as a director of the Company since November 2021 and a director of Mullen Technologies since 2018. Mr. Betor has also served as a director of DRIVEiT since January 2024. Mr. Betor is a retired businessman and law enforcement officer. Since retirement, he has been involved with real estate investments and private business. We believe that Mr. Betor is qualified to serve as a director because of his vast experience within investments and private businesses.

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

John K. Andersen has served as director of the Company since September 2022. Mr. Andersen owned and operated various businesses since 1972, concentrating on real estate investment and management, primarily of multi-family residential units along with commercial sales and leases, in California, Utah and Wyoming, since 1980. From 1986 to 1996, Mr. Anderson was a partner in a large real estate company with over 300 sales agents and an escrow company, loan company and other real estate services. Since 2013, he has been a director and officer of Eminence Escrow, Inc. and, since 2015, he has owned and operated DNJ Investments, Inc., both of which provide escrow services. We believe that Mr. Anderson is qualified to serve as a director because of his extensive and in-depth experience in operating and growing businesses.

Corporate Governance

Director Independence

The Board determined that Mary Winter, Kent Puckett, Mark Betor and John K. Andersen, qualify as independent directors, as defined under the listing rules of the Nasdaq, and the Board consists of a majority of “independent directors” as defined under the rules of the SEC and Nasdaq listing requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit, as discussed below.

Insider Trading Policy

We have adopted trading policies and procedures governing the purchase, sale, and/or other dispositions of the registrant’s securities by directors, officers and employees or the registrant itself that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of such policies and procedures is filed hereto as Exhibit 19.1.

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

Committees of the Board of Directors

The Board of Directors currently has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee of the Board of Directors consists of Kent Puckett, Chair, Mark Betor, and John K. Andersen. The Board determined that Kent Puckett is an “audit committee financial expert,” as defined under the applicable rules of the SEC. The primary functions of the Audit Committee include, among other things:

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

Compensation Committee

The Compensation Committee of the Board of Directors consists of Kent Puckett, Chair, John K. Andersen, and Mark Betor. The functions of the Compensation Committee include, among other things:

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

The Board of Directors has determined that each member of the Compensation Committee is independent under Nasdaq Capital Market listing standards and a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation earned during the years ended September 30, 2024 and 2023, as applicable, to our Chief Executive Officer and each of our two most highly compensated executive officers other than our Chief Executive Officer who were serving as executive officers at September 30, 2024, and whose annual compensation exceeded $100,000 during such year or would have exceeded $100,000 during such year if the executive officer were employed by the Company for the entire fiscal year (collectively the “named executive officers”).

				Stock	Options
		Salary	Bonus	Awards	Awards
Name and Principal Position	Year	($)	($)	($) (1)	($)		Total ($)
David Michery	2024	$750,000	$—	$2,500,000	$—		$3,250,000
Chief Executive Officer	2023	750,000	—	48,879,463	—		49,629,463

Jonathan New	2024	499,795	—	—	1,598,610	(2)	2,098,405
Chief Financial Officer	2023	425,000	10,000	198,300	—		633,300

Chester Bragado	2024	392,192	—	1,533,000	—		1,925,192
Chief Accounting Officer	2023	—	—	—	—		—

(1)

Represents share-based compensation based on the grant date fair value of common stock computed in accordance with FASB ASC Topic 718, i.e. for common stock earned per labor contract – market price of the shares on the date immediately preceding the employment contract date, for common stock earned by CEO per Award Incentive Plans – market price of the shares on the date immediately preceding the date when the shares have been issued (see the list of performance awards in the CEO Performance Award chapter, and the list of achieved milestones in the CEO Performance Award Table below). The stock-based compensation to Mr. Michery for the year ended September 30, 2024 in the enclosed statements of operations is different due to revaluation of a liability accrued per FASB ASC Topic 718 that have not been earned and paid by September 30, 2024, but will probably be earned and paid later. See the Company’s financial statements for discussion of stock-based compensation.

(2)

Represents grant date fair value, computed in accordance with FASB ASC Topic 718, of a 5-year option to purchase 3,000 shares of common stock, awarded in May 2024, vested immediately, with an exercise price of $486 (giving effect to reverse stock splits, including 1:100 reverse stock split effectuated in September 2024).

Narrative Disclosure to Summary Compensation Table

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

Bonus

Although we do not have a written bonus plan, the Board may, in its discretion, award bonuses to our executive officers on a case-by-case basis. These awards are structured to reward named executive officers for the successful performance of Mullen as a whole and of each participating named executive officer as an individual. The bonus amounts awarded were on an entirely discretionary basis. In addition, as described under the heading “Employment and Severance Agreements,” the chief executive officer is eligible under the terms of their respective employment agreements to receive set bonus amounts based on Mullen’s achievement of certain financial milestones.

Share-based Compensation

2022 Equity Incentive Plan

On July 26, 2022, at the 2022 Annual Meeting, the Company’s stockholders approved the 2022 Equity Incentive Plan (the “2022 Plan”). Additional details about the 2022 Plan are set forth in the Company’s Definitive Proxy Statement on Schedule 14A, as filed with the SEC on July 10, 2023.

The 2022 Plan provides for grants of stock options, stock appreciation rights, stock awards and restricted stock units, all of which are sometimes referred to individually, to employees, consultants, non-employee directors of the Company and its subsidiaries. Stock options may be either incentive stock options, as defined in Section 422 of the Internal Revenue Code, or non-qualified stock options. The 2022 Plan initially reserved for issuance 4 shares of common stock (giving effect to the Company’s reverse stock splits), and on August 3, 2023, the stockholders approved an increase of the number of reserved shares by 52,000,000, and on September 13, 2024, the stockholders approved an increase of the number of reserved shares by 11,000,000 (not subject to adjustment for any decrease or increase in the number shares of common stock resulting from a stock spilt, reverse stock split, recapitalization, combination, reclassification, the payment of a stock dividend on the common stock or any other decrease in the number of such shares of common stock effected without receipt of consideration by the Company).

During the years ended September 30, 2024 and 2023, Mr. Michery earned 1 share and 1,135 shares of Common Stock, respectively; Mr. New earned 1 share and received a 5-year option to purchase 3,000 shares of common stock in lieu of shares and 1 share of common stock, respectively; and Mr. Bragado earned 2,738 shares and 1 share of Common Stock, respectively (giving effect to the Company’s reverse stock splits, including a 1:100 reverse stock split effectuated in September 2024).

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a formal policy with respect to the grant of equity incentive awards to our executive officers or any formal equity ownership guidelines applicable to them.

Clawback Policy

In November 2023, the Board of Directors adopted a clawback policy that may be applied in the event of a material financial restatement. The clawback policy covers current and former executive officers and includes all incentive compensation. Specifically, in the event of an accounting restatement, the Company must recover, reasonably promptly, any excess incentive compensation received during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. Compensation that may be recoverable under the policy includes cash or equity-based compensation for which the grant, payment or vesting is or was based wholly or in part on the attainment of a financial reporting measure. The amount to be recovered will be the excess of the incentive compensation paid based on the erroneous data over the incentive compensation that would have been paid had it been based on the restated results.

	Number of securities underlying unexercised options (#)	Number of securities underlying unexercised options (#)	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price	Option expiration
Name	exercisable	unexercisable	(#)	($)	date
David Michery	—	—	—	—	—
Jonathan New	3,000	—	—	$486	5/16/2029
Chester Bragado	—	—	—	—	—

CEO Performance Awards

On May 5, 2022, the Company entered into to a Performance Stock Award Agreement (the “2022 PSA Agreement”) pursuant to which the Company agreed to grant performance equity awards to the Chief Executive Officer (“2022 CEO Performance Award”) and on July 26, 2022, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(c), of the issuance of shares of common stock to the Company’s Chief Executive Officer, David Michery, pursuant to the 2022 PSA Agreement. On June 8, 2023, the Compensation Committee further (1) determined that the grant of performance equity awards to the Chief Executive Officer (“2023 CEO Performance Award”) pursuant to the 2023 Performance Stock Award Agreement (the “2023 PSA Agreement” and together with the 2022 PSA Agreement, the “PSA Agreements”) was advisable and in the best interests of the Company and its stockholders and (2) approved entering into the 2023 PSA Agreement and the grant of the 2023 CEO Performance Award. On August 3, 2023, at the 2023 Annual Meeting, the Company’s stockholders approved, for purposes of complying with Nasdaq Listing Rule 5635(c), of the issuance of shares of common stock to the Company’s Chief Executive Officer, David Michery, pursuant to the 2023 PSA Agreement.

On December 27, 2024, the Company entered into amendments to the PSA Agreements, subject to stockholder approval, extending the deadline of the Capital Benchmark Milestone in the 2022 PSA Agreement (the “2022 PSA Amendment”) and the Vehicle Completion, Revenue Benchmark, Battery Development and JV Acquisition Milestones in the 2023 PSA Agreement (the “2023 PSA Amendment” and together with the 2022 PSA Amendment, the “PSA Amendments”).

Pursuant to each PSA Agreement, Mr. Michery is eligible to receive shares of common stock of the Company based on the achievement of milestones as described below, and within each milestone the achievement of certain performance tranches, with each tranche representing a portion of shares of common stock that may be issued to Mr. Michery upon achievement of such tranche. Upon the achievement of each tranche of one of the milestones and subject to Mr. Michery continuing as the Chief Executive Officer as of the date of satisfaction of such tranche and through the date the Compensation Committee determines, approves and certifies that the requisite conditions for the applicable tranche have been satisfied, the Company will issue shares of its common stock as specified in the tranche. Each milestone must be achieved within the performance period specified for such milestone. The latest milestone that may be achieved is December 31, 2024 under the 2022 PSA Agreement, and December 31, 2025 under the 2023 PSA Agreement. Under the PSA Amendments, subject to stockholder approval, the latest milestone that may be achieved is the end of July 2026 under the 2022 PSA Agreement, and the end of December 2027 under the 2023 PSA Agreement.

2022 PSA Agreement - Description of Milestones

●

Vehicle Delivery Milestones: For each of the following five vehicle delivery milestone that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of the Company’s then-current total issued and outstanding shares of common stock: (i) Delivery of the Company’s Class One Van to customers for a pilot program under the captured fleet exemption by the end of December 2022 (achieved, see below); (ii) Procuring full USA certification and homologation (or vehicle approval process) for the sale and delivery of its Class One Van by end of August 2023 (expired); (iii) Full USA certification and homologation of the Dragonfly RS sports car by August 2024 (expired); (iv) Producing a drivable prototype of its Mullen 5 vehicle for consumers to test by end of October 2023 (achieved, see below); and (v) Producing a drivable prototype of its Mullen 5 RS High Performance vehicle for consumers to test by end of January 2023 (expired).

On October 3, 2022, the Company delivered its Class One Van to Hotwire Communications, a South Florida-based telecommunications company and Internet Service Provider for a pilot program under the captured fleet exemption.

On August 20, 2023, a drivable porotype of the Mullen 5 vehicle was part of the Mullen road tour and available for consumers to test drive. The other milestones mentioned above have expired

●	Capital Benchmark Milestones: For each $100 million raised (a “Capital Tranche”), and subject to an aggregate maximum of raised of $1.0 billion in equity or debt financing between the date of the award agreement and the end of July 2024 (the PSA Amendments extend this deadline to July 2026), the Company will issue a number of shares of common stock equal to 1%, of the Company’s then-current total issued and outstanding shares of common stock; as of the date a Capital Tranche is achieved. Additionally, if the Company is included in the Russell Index, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of Mullen’s then-current total issued and outstanding shares as of the date the Company is approved to be included on the Russell Index. On June 7, 2022, the Company entered into a securities purchase agreement which, along with subsequent amendments, allowed the Company to raise more than $400 million to date through the issuance of preferred stock, prefunded warrants and common stock in lieu of preferred stock and other warrants.

On June 27, 2022, the Company joined the Russell 2000 and 3000 Indexes.

By September 30, 2023, the Company raised more than $400 million through the issuance of preferred stock, prefunded warrants and common stock in lieu of preferred stock and other warrants. By July 31, 2024, the Company raised additional funds so that accumulated raised capital exceeded $100 million (mainly through the issuance of convertible notes and warrants), and relevant milestone shares are due as of September 30, 2024.

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

2023 PSA Agreement - Description of Milestones

●	Vehicle Completion Milestones: For each vehicle completion Milestone set forth below that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal to 3% of Mullen’s then-current total issued and outstanding shares of common stock: (i) Procuring full USA certification and homologation of its Class Three Van by end of December 2023; (ii) Full USA certification and homologation of the Bollinger B1 sports car by end of June 2025; and (iii) Full USA certification and homologation of the Bollinger B2 sports car by end of June 2025. The milestone described in subsection (i) has expired. The PSA Amendments extend the deadlines in subsections (ii) and (iii) to June 2026.

●

Revenue Benchmark Milestones: For each $25 Million of revenue recognized by the Company (each a “Revenue Tranche”), and subject to an aggregate maximum of recognized revenue of $250 Million between the date of grant and the end of December 2025, the Company will issue to Mr. Michery a number of shares of common stock equal to 1% of Mullen’s then-current total issued and outstanding shares of common stock as of the date a Revenue Tranche is achieved.  The PSA Amendments extend the deadline to the end of December 2027.

●

Battery Development Milestones: For each Battery Development Milestone set forth below that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of Mullen’s then-current total issued and outstanding shares of common stock: (i) the Company either directly or in collaboration with a joint venture partner develops or produces new and more advanced battery cells by the end of December 2024; (ii) the Company either directly or in collaboration with a joint venture partner scales its battery cells in the USA to the vehicle pack level for the Mullen Class 1 vehicle by the end of December 2024; (iii) the Company either directly or in collaboration with a joint venture partner scales its battery cells in the USA to the vehicle pack level for the Mullen Class 3 vehicle by the end of December 2024. The PSA Amendments extend the deadline in subsection (iii) to the end of December 2025.

On February 26, 2024, the Company began Class One EV cargo van road testing with the integrated solid-state polymer battery pack.

On November 21, 2024, the Company announced to the public that utilizing equipment, inventory, and intellectual property for high-volume battery pack and module production acquired as part of its Romeo assets acquisition (see below), it had integrated these assets into the Company’s Monrovia, California facility, enhancing production capabilities and reducing supplier dependency. Battery lines include High-volume standard battery chemistry line, High-precision, low-volume standard chemistry R&D line, High-precision, low-volume solid-state polymer R&D line and in progress, High-volume standard chemistry battery line.

Shares to be issued pursuant to the Company meeting these two milestones are recognized as a liability in the consolidated balance sheets as of September 30, 2024.

●

JV-Acquisition Milestones: If Mullen enters into a partnership, joint venture, purchase and sale agreement or similar transaction by the end of 2025 where the Company acquires a majority interest in an enterprise that manufacturers or provides vehicles, vehicle equipment, battery cells, accessories or other products beneficial to the Company, the Company will issue to Mr. Michery a number of shares of common stock equal to 3% of Mullen’s then-current total issued and outstanding shares of common stock as of date the JV-Acquisition Milestone is achieved. The PSA Amendments extend the deadline to the end of 2026.

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

To date, the following shares of common stock have been issued pursuant to the PSA Agreements based on the achievement of the milestones and tranches listed in the table below (giving effect to the Company’s reverse stock splits):

CEO Performance Award Table

Date approved by BOD	Milestone	% of O/S Shares	Shares O/S (*)	Shares Issued / due (*)	Stock Price (*)	Stock Compensation ($) (**)
9/21/2022	PSA2022. Russell Index Tranche	2%	214	5	$789,160	$3,945,799
Total shares issued during the fiscal year ended 9/30/2022				5		$3,945,799
10/12/2022	PSA2022. Features Milestone	5%	399	20	561,054	11,221,088
11/9/2022	PSA2022. Non-USA Distribution	2%	548	11	604,383	6,648,217
11/30/2022	PSA2022. Capital Benchmark (>$200 mln)	2%	640	13	442,545	5,753,090
12/16/2022	PSA2022. USA Distribution	2%	753	16	635,124	10,161,979
2/16/2023	PSA2022. Vehicle Delivery - Pilot	2%	371	8	709,128	5,673,024
6/13/2023	PSA2022. Capital Benchmark (>$300 mln)	1%	2,926	30	20,185	605,542
7/5/2023	PSA2022. Capital Benchmark (>$400 mln)	1%	7,149	72	5,262	378,877
Total shares issued during the fiscal year ended 9/30/2023				170		$40,441,817
10/10/2023	PSA2022. Vehicle Delivery - Mullen 5	2%	18,441	369	2,671	985,468
10/10/2023	PSA2023. Accelerated development milestone	2%	24,848	497	2,672	1,327,840
Total shares issued during the fiscal year ended 9/30/2024				866		$2,313,308
12/23/2024	PSA2022. Capital Benchmark (>$500 mln)	1%	228,648	2,286	1.20	2,744
12/23/2024	PSA2023. Battery development #2 (Class 1)	2%	70,576	1,411	1.20	1,693
12/23/2024	PSA2023. Battery development #1 (Advanced)	2%	9,958,323	199,166	1.20	238,999
Total shares issued or to be issued after 9/30/2024				202,863		$243,436
Total shares issued or to be issued				203,904		$46,944,360

(*) The number of outstanding shares, shares issued and the stock price have been retroactively adjusted giving effect to reverse stock splits, see Note 1 - Description of business and basis of presentation. The number of shares issued for each milestone as presented in the table may not equal the product of the percentage of outstanding shares for such milestone, due to the rounding up of fractional shares as a result of each reverse stock split.

(**) Compensation amounts do not reflect cash amounts actually received by the CEO. Amounts reported only represent fair value of common stock awarded computed in accordance with FASB ASC Topic 718 (i.e., market price of the shares on the date immediately preceding the date when the shares were issued). Based on the closing price of $0.4142 on January 22, 2025, the dollar amount of the 203,904 total shares issued or to be issued is $84,457.

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

Chief Financial Officer

On September 19, 2022, the Company entered into an employment agreement with Jonathan New. After the changes effectuated on 10/2/2023, he receives an annual salary of $500,000 and 1 share of common stock per year (giving effect to the Company’s reverse stock splits). If Mr. New is terminated for any reason other than due to negligence, failure to deliver services or perform at the level hired or for any other just cause, he is entitled to a payment of $200,000, paid in the Company’s usual payroll cycle.

Chief Accounting officer

In March 2023, the Company entered into an employment agreement with Chester Bragado. Starting from November 27, 2023, he receives an annual salary of $400,000 and 1 share of common stock per year (giving effect to the Company’s reverse stock splits). If Mr. Bragado is terminated for any reason other than due to negligence, failure to deliver services or perform at the level hired or for any other just cause, he is entitled to a payment of six months salary, paid in the Company’s usual payroll cycle.

Consulting Agreements

William Miltner

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner is also an elected Director for the Company, beginning his term in August 2021. For the fiscal year ending September 30, 2024, Mr. Miltner received $1,180,733 for services rendered. Mr. Miltner has been providing legal services to us since 2020.

Mary Winter

On October 26, 2021, the Company entered into a consulting agreement with Mary Winter, Corporate Secretary and Director, to compensate for corporate secretary services and director responsibilities for the period from October 1, 2021, to September 30, 2024, in the amount of $60,000 annually or $5,000 per month. For the fiscal year ending September 30, 2024, Ms. Winter has received $60,000 in consulting payments.

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

●

The non-employee directors are entitled to reimbursement of ordinary, necessary, and reasonable out-of-pocket travel expenses incurred in connection with attending in-person meetings of the Board or committees thereof. In the event non-employee directors are required to attend greater than four in-person meetings or 15 telephonic meetings during any fiscal year, such non-employee directors will be entitled to additional compensation in the amount of $500 for each additional telephonic meeting beyond the 15 telephonic meeting thresholds, and $1,000 for each additional in-person meeting beyond the four in-person meeting threshold.

The following table sets forth information regarding compensation earned by each person who served as a non-employee member of our board of directors during 2024.

Name of Director	Fees earned and payable in cash ($)	Awards earned and payable in stock ($)	Total ($)
John K. Anderson	$67,000	$122,730	$189,730
Mark Betor	99,500	125,080	224,580
William Miltner	52,000	101,140	153,140
Mary Winter	57,000	108,073	165,073
Ignacio Novoa	52,000	126,220	178,220
Kent Puckett	109,500	129,904	239,404
Total	$437,000	$713,147	$1,150,147

Item 12. Security Ownership of Certain Beneficial Owners and Management

The table below contains information regarding the beneficial ownership of our common stock by (i) each person who is known to us to beneficially own more than 5% of our common stock, (ii) each of our directors and director-nominees, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. The table below reflects the 1:25 reverse stock split that was effected on May 4, 2023, the 1:9 reverse stock split that was effected on August 11, 2023, the 1:100 reverse stock split that was effected on December 21, 2023, and the 1:100 reverse stock split that was effected on September 17, 2024, where each fractional share resulting from such reverse stock splits held by a stockholder was rounded up to the next whole share. Beneficial ownership is determined in accordance with SEC rules and regulations.

Each stockholder’s percentage of ownership in the following table is based upon, as applicable, the following shares outstanding as of January 21, 2025:

Class	Number of Shares	As converted to common stock	Votes/Share	Number of Votes
Common Stock	61,595,743	N/A	One/share	61,595,743
Series A Preferred Stock	648	4	One/share on an as-converted to common basis	4
Series B Preferred Stock	0	0	One/share on an as-converted to common basis	0
Series C Preferred Stock	458	1	One/share on an as-converted to common basis	1
Series D Preferred Stock	363,097	1	One/share, only protective voting	363,097
Series E Preferred Stock	0	0	One/share on an as-converted to common basis	0

Each share of Series A Preferred Stock is entitled to 1 vote per share. Each share of Series C Preferred Stock is entitled to one vote for each share of common stock into which such share of Series C Preferred Stock can then be converted. Each share of Series D Preferred Stock is entitled to one vote for each share. Holders of the Series D Preferred Stock have no voting rights except a majority of the outstanding Series D Preferred Stock, voting separately, is required for approval of the authorization or issuance of an equity security having a preference over the Series D Preferred Stock, amendment of the Company’s Certificate of Incorporation or bylaws that adversely affect the rights of the Series D Preferred Stock, merger or consolidation of the Company, or dissolution, liquidation or bankruptcy, as set forth in Section 8 of the Certificate of Designation for Series D Preferred Stock.

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

	Common Stock(1)			Total Voting Power(2)
Name of Beneficial Owners	Shares		%		%
Named Executive Officers and Directors
David Michery	1,203,961	2.0		2.0
Jonathan New (3)	3,000	*		*
Calin Popa	1	*		*
Chester Bragado	—	—		—
John Taylor	—	—		—
Mary Winter	163,001	*		*
Jonathan K. Andersen	501	—		—
Mark Betor	231,000	*		*
William Miltner	175,134	*		*
Ignacio Novoa	—	—		—
Kent Puckett	175,167	*		*
Directors and Executive Officers as a Group (11 Persons)	1,951,765	3.2		3.2
5% Beneficial Owners:
Esousa Holdings, LLC (4)	21,875,812	9.9		9.9
JADR Capital 2 Pty Ltd (5)	14,857,106	9.9		9.9
Acuitas Capital LLC (6)	5,745,052	9.3		9.3

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

(2)       Percentage total voting power represents voting power with respect to all outstanding shares of Common Stock, Series A Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock; and excludes the Series D Preferred Stock, which is only entitled to limited voting rights. Percentage total voting power also excludes shares of common stock issuable upon exercise of warrants and conversion of notes.

(3)       Consists of options to purchase 3,000 shares of Common Stock.

(4)      Consists of (i) 6,093,961 shares of Common Stock, (ii) 11,537,895 shares of Common Stock issuable upon conversion of Notes, (iii) 4,243,955 shares of Common Stock issuable upon cash exercise of Warrants, and (iii) 1 share of Common Stock issuable upon conversion of 458 shares of Series C Preferred Stock held by Esousa Holdings, LLC, which may be deemed to be beneficially owned by Michael Wachs, who serves as the sole managing member for Esousa Holdings, LLC. The address for Esousa Holdings, LLC and Michael Wachs is 211 E 43rd St, 4th Fl, New York, NY 10017.

(5)       Consists of (i) 5,178,987 shares of Common Stock, (i) 5,524,215 shares of Common Stock issuable upon conversion of Notes, and (ii) 4,153,904 shares of Common Stock issuable upon cash exercise of Warrants, which may be deemed to be beneficially owned by Justin Davis-Rice, who serves as the Director of JADR Capital 2 Pty Ltd. The address for JADR Capital 2 Pty Ltd is Suite 61.06, 25 Martin Place, Sydney NSW 2000 Australia.

(6) Shares of common stock may be deemed to be beneficially owned by Terren Peizer, who serves as the Chief Executive Officer of Acuitas Capital LLC. The address for Acuitas Capital, LLC is 200 Dorado Beach Drive #3831, Dorado, Puerto Rico 00646.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of September 30, 2024, including shares remaining under 2022 Equity Incentive Plan, as amended (the “2022 Plan”), designated for compensation to employees, directors and consultants., as well as shares reserved for compensation under PSA Agreements with the CEO. For information about the PSA Agreements, see section titled “CEO Performance Awards” under “Item 11. Executive Compensation” in this Annual Report.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price per share of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	3,000	$486	20,910,183	(1)
Equity compensation plans not approved by stockholders	-	$-	-
Total	3,000	486	20,910,183

As of September 30, 2024, there was 20,449,704 shares of common stock remaining available for future issuance under the 2022 Plan. Shares reserved under the 2022 Plan are not subject to adjustment for any decrease or increase in the number shares of common stock resulting from a stock spilt, reverse stock split, recapitalization, combination, reclassification, the payment of a stock dividend on the common stock or any other decrease in the number of such shares of common stock effected without receipt of consideration by the Company. Shares remaining available for future issuance under the PSA Agreements is based on remaining shares registered on Registration Statements on Form S-8; additional shares may be registered and issued pursuant to the terms of such agreements.

Item 13. Certain Relationships and Related Party Transactions

Transactions with Directors

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner is also an elected Director for the Company, beginning his term in August 2021. For the fiscal year ending September 30, 2024, Mr. Miltner received $1,180,733 for services rendered. Mr. Miltner has been providing legal services to us since 2020.

On October 26, 2021, the Company entered into a consulting agreement with Mary Winter, Corporate Secretary and Director, to compensate for corporate secretary services and director responsibilities for the period from October 1, 2021, to September 30, 2024, in the amount of $60,000 annually or $5,000 per month. For the fiscal year ending September 30, 2024, Ms. Winter has received $60,000 in consulting payments.

Transition Services Agreement with MTI

Prior to its spinoff as a separate entity and the closing of the Merger on November 5, 2021, the Company operated as a division of Mullen Technology, Inc. (MTI), an entity in which the Company’s CEO and Chairman of the Board of directors David Michery has a controlling financial interest and of which he was CEO and Chairman during the fiscal years ended September 30, 2023 and 2022.

Subsequent to the spinoff transaction and Merger on November 5, 2021, the Company, in accordance with Transition Services Agreement dated May 12, 2021 between the Company and MTI (the “TSA”), processed and disbursed payroll and related compensation benefits for 11 employees that provided services only to MTI and rent costs for facilities utilized by MTI pursuant to the TSA. The terms of the TSA require MTI to repay monthly the amounts advanced by the Company, with the lower of the prime rate plus 1% or the maximum rate under applicable law charged on the unpaid amounts. The terms of the TSA do not provide for any other payment processing service fee from MTI to the Company except the interest fee on overdue advance balances.

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

On January 16, 2024, the Company terminated the Transition Services Agreement between the Company and Mullen Technologies, Inc., and received payment in full settlement of all amounts outstanding (including outstanding notes receivable, advances and related interest) of approximately $2.7 million.

Similarly, during the fiscal year ended September 30, 2024, the Company paid $55 thousand for certain expenses of other companies under control of the Company’s CEO and $25 thousand was reimbursed by September 30, 2024.

MTI Business Acquisition

On July 18, 2024, the Company entered into an Asset Purchase Agreement with Mullen Technologies, Inc. (“MTI”), pursuant to which the Company assumed a lease for premises located in Oceanside, California and all equipment and inventory in the premises, as well as staffing and other infrastructure for vehicle sales and repairs for consideration of $1.4 million. The Company’s CEO has a controlling financial interest and is Chairman of MTI. For further information, see Note 4 - Business acquisitions in the notes to the Company's consolidated financial statement include in this Report.

DRIVEiT

Some of the Company’s executive officers and directors also hold positions at DRIVEiT, a start-up enterprise in the business of operating electric vehicle superstores. At this time, it is planned for the Company to provide its portfolio of new commercial EVs to DRIVEiT as part of their offerings. David Michery, the Company’s Chairman Chief Executive Officer, President and Chairman, is also Chairman of the Board of Directors of DRIVEiT. Jonathan New, Chief Financial Officer, is also Chief Financial Officer of DRIVEiT. Kent Puckett, a director and chair of audit committee of Mullen, is also a director of DRIVEiT, and Ignacio Novoa and Mark Betor serve as directors for both companies. Makayla Brown is the Director of Operations for Mullen and serves as a director DRIVEiT. Related party transactions that present difficult conflicts of interest, could result in disadvantages to Mullen.

Item 14. Principal Accountant Fees and Services.

The following tables sets forth the aggregate accounting fees paid by (or due from) by the Company for the years ended September 30, 2024 and 2023 to the independent audit firm RBSM LLP. Review of the financial statements for the first quarter of the year ended September 30, 2023 was performed by another firm (Daszkal Bolton LLP).

RBSM LLP	Year Ended	Year Ended
	September 30,	September 30,
Type of Fees	2024	2023
Audit fees	$987,500	$376,336
Audit related fees	—	—
Tax fees	—	—
Total	$987,500	$376,336

Types of Fees Explanation

Audit Fees. The aggregate fees, including expenses, billed by (expected to be billed by) our principal accountant for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10‑Q and other services that are normally provided in connection with statutory and regulatory filings.

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

All audit and audit-related services performed by our principal accountant during the fiscal years ended September 30, 2024, and 2023 were pre-approved by our Audit Committee or by our Board of Directors, then acting in the capacity of an audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10‑K:

1.	Financial Statements.

The consolidated financial statements of Mullen Automotive Inc. and notes thereto and the reports of the independent registered public accounting firms thereon are set forth beginning on page F‑1 and filed as part of this Report.

2.	Exhibits.

The exhibits filed or furnished as part of this Annual Report on Form 10‑K are those listed in the following Exhibit Index.

EXHIBIT INDEX

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
2.1+	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., and Robert Bollinger.	8-K	001-34887	2.1	09/08/2022
2.1(a)	First Amendment to the Common Stock Purchase Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., and Robert Bollinger.	8-K	001-34887	2.1	10/14/2022
2.1(b)	First Amendment to the Cash Escrow Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., Robert Bollinger and Continental Stock Transfer & Trust Company.	8-K	001-34887	2.2	10/14/2022
2.1(c)	First Amendment to the Stock Reservation Agreement, dated as of October 7, 2022, by and among Mullen Automotive Inc., Bollinger Motors, Inc., Robert Bollinger and Continental Stock Transfer & Trust Company.	8-K	001-34887	2.3	10/14/2022
2.2	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and Robert Bollinger.	8-K	001-34887	2.2	09/08/2022
2.3	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and John Masters.	8-K	001-34887	2.3	09/08/2022
2.4+	Common Stock Purchase Agreement, dated as of September 7, 2022, by and among Mullen Automotive Inc. and Seaport Global Asset Management SPV LLC - Series A.	8-K	001-34887	2.4	09/08/2022
2.5+	Asset Purchase Agreement dated September 16, 2022 between the Company and David W. Carickhoff, solely as Chapter 7 trustee of the Bankruptcy Estates of Electric Last Mile Solutions, Inc. and Electric Last Mile, Inc.	8-K	001-34887	10.1	09/19/2022
3.1(a)	Second Amended and Restated Certificate of Incorporation of Mullen Automotive Inc., dated November 5, 2021	8-K	001-34887	3.2	11/12/2021

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1(b)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Mullen Automotive Inc., dated March 8, 2022	8-K	001-34887	3.1	03/10/2022
3.1(c)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on July 26, 2022	8-K	001-34887	3.1	07/27/2022
3.1(d)	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock.	S-3ASR	333-267502	4.1(c)	09/19/2022
3.1(e)	Certificate of Mullen Automotive Inc. Increasing Number of Shares of Preferred Stock Designated as Series D Convertible Preferred Stock.	S-3ASR	333-267913	4.1(d)	10/17/2022
3.1(f)	Certificate of Designation of Series AA Preferred Stock, filed November 14, 2022	8-K	001-34887	3.1	11/14/2022
3.1(g)	Certificate of Cancellation filed on January 30, 2023	8-K	001-34887	3.1	01/30/2023
3.1(h)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on January 30, 2023	8-K	001-34887	3.2	01/30/2023
3.1(i)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on May 3, 2023	8-K	001-34887	3.1	05/05/2023
3.1(j)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on August 10, 2023	8-K	001-34887	3.1	08/11/2023
3.1 (k)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on December 20, 2023	8-K/A	001-34887	3.1	12/21/2023
3.1(l)	Certificate of Designation of Rights, Preferences and Privileges of Series A-1 Junior Participating Preferred Stock filed on May 1, 2024	8-K	001-34887	3.1	5/6/2024
3.1(m)	Certificate of Mullen Automotive Inc. of Preferred Stock Designated as Series E Preferred Stock filed on May 31, 2024.	8-K	001-34887	3.1	6/6/2024
3.1(n)	Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on September 16, 2024	8-K	001-34887	3.1	9/20/2024
3.2	Amended and Restated Bylaws, as of November 30, 2023	10-K	001-34887	3.2	1/17/2024
4.1	Description of Company’s Securities					✔
4.2	Warrant dated March 14, 2023 issued to Qiantu Motor USA, Inc.	10-Q	001-34887	4.2	05/15/2023
10.1#	Mullen Automotive Inc. 2022 Equity Incentive Plan	DEF 14A	001-34887	Appx B	06/24/2022
10.1(a)#	Amendment to 2022 Equity Incentive Plan dated August 3, 2023	8-K	001-34887	10.1	08/07/2023
10.1(b)#	Amendment to 2022 Equity Incentive Plan dated September 9, 2024	8-K	001-34887	10.1	9/13/2024
10.1(c)#	Form of Stock Option Agreement under 2022 Equity Incentive Plan	10-K	001-34887	10.2(a)	1/13/2023
10.1(d)#	Form of Restricted Stock Agreement under 2022 Equity Incentive Plan	10-K	001-34887	10.2(b)	1/13/2023

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.1(e)#	Form of Restricted Stock Unit Agreement under 2022 Equity Incentive Plan	10-K	001-34887	10.2(c)	1/13/2023
10.2#	CEO Performance Stock Award Agreement dated May 5, 2022 between Mullen Automotive Inc. and David Michery	8-K	001-34887	10.2	07/27/2022
10.3#	CEO Performance Stock Award Agreement dated June 8, 2023 between Mullen Automotive Inc. and David Michery	8-K	001-34887	10.2	08/07/2023
10.3(a)#	Amendments to 2022 Performance Stock Award Agreement and 2023 Performance Stock Award Agreement dated December 27, 2024 between Mullen Automotive Inc. and David Michery					✔
10.4	Amended and Restated Secured Convertible Note and Security Agreement dated June 17, 2022 Esousa Holdings LLC	8-K	001-34887	10.1	06/21/2022
10.4(a)	Letter Agreement (Sale of Note) dated June 17, 2022	8-K	001-34887	10.2	06/21/2022
10.4(b)	Exchange Agreement, dated as of October 14, 2022, by and among Mullen Automotive Inc. and Esousa Holdings LLC.	8-K	001-34887	10.1	10/21/2022
10.4(c)	Secured Convertible Note and Security Agreement dated October 14, 2022 with Esousa Holdings LLC.	8-K	001-34887	10.2	10/21/2022
10.5#	Amended and Restated Employment Agreement, dated as of June 1, 2021, by and between David Michery and Mullen Technologies, Inc.	S-4/A	333-256166	10.10	07/22/2021
10.6	Transition Services Agreement, dated as of May 12, 2021, by and between Mullen Technologies, Inc. and Mullen Automotive Inc.	S-4/A	333-256166	10.14	07/22/2021
10.6(a)	Termination Agreement, dated January 15, 2024, by and between Mullen Technologies, Inc. and Mullen Automotive Inc.	10-K	001-34887	10.6(a)	1/17/2024
10.7	Tax Sharing Agreement, dated May 12, 2021, by and among Mullen Technologies, Inc. and Mullen Automotive Inc.	S-4/A	333-256166	10.15	07/22/2021
10.8	Consultant Agreement dated October 26, 2021 between the Company and Mary Winter	10-K	001-34887	10.25	12/29/2021
10.9	Loan Commitment with NuBridge Commercial Lending executed February 23, 2022	8-K	001-34887	10.2	02/28/2022
10.9(a)	Guaranty dated March 7, 2022 between NuBridge Commercial Lending, LLC and David Michery	10-Q	001-34887	10.4(a)	05/16/2022
10.10	Securities Purchase Agreement dated June 7, 2022 for Series D Preferred Stock and Warrants	8-K	001-34887	10.1	06/10/2022
10.10(a)	Amendment No. 1 dated June 23, 2022 to Securities Purchase Agreement dated June 7, 2022	8-K	001-34887	10.1	06/24/2022
10.10(b)	Amendment No. 2 dated September 19, 2022 to Securities Purchase Agreement dated June 7, 2022	S-3ASR	333-267502	99.3	09/19/2022
10.10(c)	Amendment No. 3 to the Securities Purchase Agreement, dated November 15, 2022, by and between Mullen Automotive Inc. and the buyers named therein	8-K	001-34887	10.1	11/21/2022
10.10(d)	Form of Convertible Note dated November 15, 2022	8-K	001-34887	10.2	11/21/2022

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.10(e)	Amendment No. 4 to the Securities Purchase Agreement, dated April 3, 2023, by and between Mullen Automotive Inc. and the buyers named therein	8-K	001-34887	10.1	04/07/2023
10.10(f)	Form of Promissory Note	8-K	001-34887	10.2	04/07/2023
10.10(g)	Letter Agreement, dated May 15, 2023, by and among Mullen Automotive Inc. and the buyers named therein	8-K	001-34887	10.1	05/19/2023
10.10(h)	Letter Agreement, dated June 5, 2023, by and between Mullen Automotive Inc. and Acuitas Capital LLC	8-K	001-34887	10.1	06/05/2023
10.10(i)	Letter Agreement, dated June 12, 2023, by and between Mullen Automotive Inc. and the buyers named therein	8-K	001-34887	10.1	06/12/2023
10.10(j)	Letter Agreement, dated June 22, 2023, by and between Mullen Automotive Inc. and the buyers named therein.	8-K	001-34887	10.1	06/26/2023
10.10(k)	Letter Agreement, dated June 26, 2023, by and between Mullen Automotive Inc. and Ault Lending, LLC	8-K	001-34887	10.2	06/26/2023
10.10(l)	Letter Agreement, dated June 20, 2023, by and between Mullen Automotive Inc. and Acuitas Capital LLC.	8-K	001-34887	10.3	06/26/2023
10.11	Lease dated June 29, 2022 between the Company and Lakeview Business Center, LLC	10-Q	001-34887	10.7	08/12/2022
10.12	Consulting Agreement dated January 12, 2022 between the Company and Ignacio Novoa	10-Q	001-34887	10.8	08/12/2022
10.13	Firm Order Agreement dated December 12, 2022, between Randy Marion Isuzu, LLC and the Company	8-K	001-34887	10.1	12/15/2022
10.14#	Offer Letter with Jonathan New dated September 7, 2022	10-K	001-34887	10.22	1/13/2023
10.15	Settlement Agreement dated January 13, 2023 with Acuitas, J. Fallon and Mank Capital	10-K	001-34887	10.23	1/13/2023
10.15(a)	Form of Promissory Note	10-K	001-34887	10.23(a)	1/13/2023
10.16	Waiver Agreement dated January 12, 2023 with Series C Preferred Stockholders	10-K	001-34887	10.24	1/13/2023
10.17	Settlement Agreement dated January 13, 2023 with respect to Series D Securities Purchase Agreement	10-K	001-34887	10.25	1/13/2023
10.17(a)	Form of Warrant	10-K	001-34887	10.25(a)	1/13/2023
10.17(b)	Amendment to the Settlement Agreement, dated March 2, 2023, by and between Mullen Automotive Inc. and Acuitas Capital LLC	8-K	001-34887	10.1	03/06/2023
10.18	Settlement Agreement, dated as of March 14, 2023, by and among Mullen Automotive Inc., Qiantu Motor (Suzhou) Ltd., and Qiantu Motor USA, Inc.	10-Q	001-34887	10.5	05/15/2023
10.18(a)+	Intellectual Property and Distribution Agreement, dated as of March 14, 2023, by and among Mullen Automotive Inc., Qiantu Motor (Suzhou) Ltd., and two affiliates of Qiantu Motor (Suzhou) Ltd.	10-Q	001-34887	10.5(a)	05/15/2023

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
10.19#	Employment Agreement between the Company and Chester Bragado dated March 21, 2023	10-Q	001-34887	10.6	05/15/2023
10.20	Promissory Note dated March 31, 2023 from Mullen Technologies, Inc. to Mullen Automotive Inc., and Addendum dated August 12, 2023	10-K	001-34887	10.20	1/17/2024
10.21	Change of Control Agreement dated August 14, 2023 between Mullen Automotive Inc. and David Michery	10-K	001-34887	10.21	1/17/2024
10.22	Form of Change of Control Agreement dated August 14, 2023 between Mullen Automotive Inc. and each non-employee director	10-K	001-34887	10.22	1/17/2024
10.23	Securities Purchase Agreement, dated December 18, 2023, by and among Mullen Automotive Inc. and the purchaser named therein	8-K	001-34887	10.1	12/22/2023
10.24	Commitment Letter dated May 14, 2024	10-Q	001-34887	10.2	5/14/2024
10.25	Securities Purchase Agreement dated May 14, 2024 by and among Mullen Automotive Inc. and the purchasers named therein	10-Q	001-34887	10.3	5/14/2024
10.25(a)	Form of Convertible Note	10-Q	001-34887	10.3(a)	5/14/2024
10.25(b)	Form of Warrant	10-Q	001-34887	10.3(b)	5/14/2024
10.25(c)	Registration Rights Agreement dated May 14, 2024 by and among Mullen Automotive Inc. and the purchasers named therein	10-Q	001-34887	10.3(c)	5/14/2024
10.25(d)	Additional Investment Right Agreement dated December 12, 2024 by and among Mullen Automotive Inc. and the purchasers named therein					✔
10.25(e)	Additional Investment Rights Agreement dated December 31, 2024 by and among Mullen Automotive Inc. and the purchaser named therein					✔
10.26	Common Stock Purchase Agreement, dated as of May 21, 2024, by and between the Company and the Investor	8-K	001-34887	10.1	5/24/2024
10.26(a)	Registration Rights Agreement, dated as of May 21, 2024, by and between the Company and the Investor	8-K	001-34887	10.2	5/24/2024
10.27	Settlement Agreement and Release, dated May 31, 2024, by and between Mullen Automotive Inc. and the investor thereto.	8-K	001-34887	10.1	6/6/2024
10.28	Settlement Agreement and Release, dated May 13, 2024, by and between Mullen Automotive Inc. and Silverback Capital Corporation	10-Q	001-34887	10.1	8/12/2024
10.29	Purchase Agreement dated August 23, 2024 between the Mullen Automotive Inc, VoltiE Group and Volt Mobility Holding Ltd.	8-K	001-34887	10.1	8/26/2024
10.29(a)	Amendment to Purchase Agreement dated November 4, 2024					✔
10.30	Amended and Restated Secured Promissory Note dated October 24, 2024 issued by Bollinger Motors, Inc.	8-K	001-34887	10.1	10/28/2024
10.31	Settlement Agreement and Stipulation dated November 19, 2024 between Mullen Automotive Inc and investors named therein (Form of Pre-Funded Warrant attached as Exhibit A)					✔
10.32	Asset Purchase Agreement dated July 18, 2024 between Mullen Automotive Inc and Mullen Technologies, Inc					✔
10.33#+	Employment Agreement dated August 5, 2024 between Mullen Automotive Inc. and John Taylor					✔
16.1	Letter from Daszkal Bolton LLP dated March 3, 2023	8-K	001-34887	16.1	03/03/2023
19.1	Insider Trading Policy	10-K	001-34887	19.1	1/17/2024
21.1	List of Subsidiaries					✔

		Incorporated by Reference				Filed/ Furnished
Exhibit No.	Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith
23.1	Consent of Independent Registered Public Accounting Firm (RBSM LLP)					✔
24.1	Power of Attorney (included on signature page)					✔
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934					✔
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934					✔
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350					✔
97.1	Clawback Policy	10-K	001-34887	97.1	01/17/2024
101.INS

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language), is filed electronically herewith: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations and Comprehensive Loss; (iii) Consolidated Statement of Changes in Stockholders’ Equity (Deficit); (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

✔
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).					✔

#	Indicates management compensatory plan, contract or arrangement.
+

Mullen Automotive Inc. has omitted certain exhibits pursuant to Item 601(a)(5) of Regulation S-K and shall furnish supplementally to the Securities and Exchange Commission copies of any of the omitted exhibits upon request by the SEC.

Item 16. Form 10‑K Summary.

None.

MULLEN AUTOMOTIVE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Mullen Automotive Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mullen Automotive Inc., and subsidiaries (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company, among other things, (i) has an accumulated deficit, (ii) has incurred recurring losses, and (iii) does not believe that its available liquidity will be sufficient to meet its current obligations for a period of at least twelve months from the date of the issuance of the financial statements, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2, and if management’s plans are not successful, the Company expects to seek protection under applicable bankruptcy laws. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounting for Inventory

As described in Notes 3 and 5 to the consolidated financial statements, as of September 30, 2024, the Company’s inventory balance was $37.5 million. Inventories are stated at the lower of cost or net realizable value and consist of raw materials, work in progress and finished goods. Inventory value is determined using standard cost, which approximates actual cost on a first-in, first-out basis. Fixed production overhead costs are allocated to inventory based on the estimated normal level of production. For the year ended September 30, 2024, the Company recorded a write down of total inventory to net realizable value totaling $15.6 million. As disclosed by management, inventory is reviewed by management to determine whether its carrying value exceeds its net realizable value (NRV) upon the ultimate sale of the inventory. This requires management to determine the selling price of the vehicles less the estimated cost to convert the inventory on-hand into a finished product.

The principal considerations for our determination that performing procedures relating to accounting for inventory is a critical audit matter are (i) the significant judgment by management in developing estimates for inventory related to accounting for fixed production overhead costs and in determining inventory write-downs for lower of cost or net realizable value and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the existence, accuracy, and valuation of inventory. As described in the “Opinions on the Financial Statements and Internal Control over Financial Reporting” section, a material weakness was identified related to this matter.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing the existence, accuracy, and valuation of inventory including the following:

●

Testing the existence of inventory involved conducting physical inventory observation procedures, on a sample basis, by performing test counts of inventory quantities and testing movements of inventory between the time of the inventory observations and September 30, 2024.

●

Testing the accuracy of the cost of inventory items involved, on a sample basis, obtaining and inspecting third-party invoices and other supporting documents and recalculating the cost of inventory on a first-in, first-out basis.

●

Testing the valuation of inventory involved testing management’s process for developing estimates for inventory related to accounting for fixed production overhead costs and in determining inventory write-downs for lower of cost or net realizable value.

●

Testing management’s process included evaluating the appropriateness of the methods used by management to estimate future sales volumes and selling price of the vehicles less the estimated cost to convert the inventory on-hand into a finished product, and testing the completeness and accuracy of the underlying data used by management in the estimates.

/s/ RBSM, LLP

RBSM LLP

We have served as the Company's auditor since 2023.

Larkspur, California

January 24, 2025

PCAOB ID Number 587

MULLEN AUTOMOTIVE INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024	September 30, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,321,827	$155,267,098
Restricted cash	426,851	429,372
Inventory	37,503,112	16,807,013
Prepaid expenses and prepaid inventories	14,798,553	24,955,223
Accounts receivable	124,295	671,750
TOTAL CURRENT ASSETS	63,174,638	198,130,456

Property, plant, and equipment, net	82,180,266	82,032,785
Intangible assets, net	27,056,030	104,235,249
Right-of-use assets	3,041,485	5,249,417
Related party receivable	—	2,250,489
Goodwill, net	—	28,846,832
Other noncurrent assets	3,178,870	960,502
TOTAL ASSETS	$178,631,289	$421,705,730

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$41,335,509	$13,175,504
Accrued expenses and other current liabilities	51,612,166	41,610,788
Derivative liabilities	79,742,180	64,863,309
Liability to issue shares	1,771,025	9,935,950
Lease liabilities, current portion	2,893,967	2,134,494
Notes payable	5,399,777	7,461,492
Refundable deposits	417,674	429,372
TOTAL CURRENT LIABILITIES	183,172,298	139,610,909
Liability to issue shares, net of current portion	356,206	1,827,889
Lease liabilities, net of current portion	11,648,662	3,566,922
Deferred tax liability	—	3,891,900
TOTAL LIABILITIES	$195,177,166	$148,897,620
Contingencies and claims (Note 19)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 126,263,159 and 127,474,458 shares authorized at September 30, 2024 and 2023, respectively;
Preferred Series D; 84,572,538 shares authorized, 363,097 shares issued and outstanding at September 30, 2024 and 2023, respectively (preference in liquidation of $159,000 at September 30, 2024 and 2023)	363	363
Preferred Series C; 24,874,079 and 26,085,378 shares authorized at September 30, 2024 and 2023, respectively; 458 and 1,211,757 shares issued and outstanding at September 30, 2024 and 2023, respectively (preference in liquidation of $4,049 and $10,696,895 at September 30, 2024 and 2023, respectively)	—	1,212
Preferred Series A; 83,859 shares authorized; 648 shares issued and outstanding at September 30, 2024 and 2023 (preference in liquidation of $836 at September 30, 2024 and 2023)	1	1
Common stock; $0.001 par value; 5,000,000,000 shares authorized; 4,577,306 and 28,718 shares issued and outstanding at September 30, 2024 and 2023 respectively (*)	4,577	29
Additional paid-in capital (*)	2,290,659,971	2,071,112,969
Accumulated deficit	(2,319,220,938)	(1,862,162,037)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ATTRIBUTABLE TO THE COMPANY'S STOCKHOLDERS	(28,556,026)	208,952,537
Noncontrolling interest	12,010,149	63,855,573
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(16,545,877)	272,808,110
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$178,631,289	$421,705,730

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of business and basis of presentation.

The accompanying notes are an integral part of these consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended September 30,
	2024	2023

Revenue from sale of vehicles	$1,094,322	$366,000
Cost of revenues	16,894,100	273,882
Gross profit / (loss)	(15,799,778)	92,118

Operating expenses:
General and administrative	181,947,541	215,846,132
Research and development	74,889,400	77,387,336
Impairment of goodwill	30,062,727	63,988,000
Impairment of intangible assets	73,447,067	5,873,000
Impairment of right-of-use assets	11,505,001	—
Impairment of property, plant, and equipment, and other noncurrent assets	4,174,935	14,770,000
Loss from operations	$(391,826,449)	$(377,772,350)

Other income (expense):
Other financing costs - initial recognition of derivative liabilities	(54,653,033)	(506,238,038)
Other financing costs - initial recognition of warrants	(13,652,762)	—
Other financing costs - ELOC commitment fee	(6,000,000)	—
Gain/(loss) on warrants and derivative liability revaluation	4,503,099	(116,256,212)
Gain/(loss) on extinguishment of debt	(655,721)	(6,246,089)
Loss on financing	—	(8,934,892)
Gain/(loss) on disposal of fixed assets	(511,838)	386,377
Interest expense	(49,377,125)	(4,993,140)
Other income, net	2,458,578	2,407,034
Total other income (expense)	(117,888,802)	(639,874,960)
Net loss before income tax benefit	$(509,715,251)	$(1,017,647,310)

Income tax benefit/ (provision)	3,888,700	10,988,482
Net loss	$(505,826,551)	$(1,006,658,828)

Net loss attributable to noncontrolling interest	(48,767,650)	(34,404,246)
Net loss attributable to stockholders	$(457,058,901)	$(972,254,582)

Waived/(accrued) accumulated preferred dividends and other capital transactions with Preferred stock owners	(13,902,843)	7,360,397

Net loss attributable to common stockholders after preferred dividends and other capital transactions with Preferred stock owners	$(470,961,744)	$(964,894,185)

Net Loss per Share (*)	$(1,425.61)	$(157,405.25)

Weighted average shares outstanding, basic and diluted (*)	330,358	6,130

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of business and basis of presentation.

The accompanying notes are an integral part of these consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

for the year ended September 30, 2024

	Preferred Stock, total						Equity (deficit)		Total
	(see Note 9 - Stockholder's equity for details)		Common Stock		Paid-in	Accumulated	attributable to	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	the reporting entity	Interest	Equity (deficit)

Balance, October 1, 2023 (*)	1,575,502	$1,576	28,718	$29	$2,071,112,969	$(1,862,162,037)	$208,952,537	$63,855,573	$272,808,110
Cashless Warrant exercise	—	—	2,097,160	2,097	113,835,645	—	113,837,742	—	113,837,742
Issuance of common stock for conversion of convertible notes and interest	—	—	822,705	822	49,893,308	—	49,894,130	—	49,894,130
Common stock issued to settle other derivative liability	—	—	63,812	64	6,484,146	—	6,484,210	—	6,484,210
Common stock issued to settle legal commitment	—	—	1,106	1	639,255	—	639,256	—	639,256
Common stock issued to settle ELOC commitment fee	—	—	247,935	248	5,999,752	—	6,000,000	—	6,000,000
Share-based compensation	—	—	872,761	873	48,312,025	—	48,312,898	—	48,312,898
Preferred stock dividends	—	—	—	—	(90,431)	—	(90,431)	—	(90,431)
Extinguishment of Series C P/S by issuance of Series E P/S	(1,211,299)	(1,212)	—	—	—	—	(1,212)	—	(1,212)
Financial result from exchange of Series C P/S for Series E P/S	—	—	—	—	(8,604,029)	—	(8,604,029)	—	(8,604,029)
Common stock issued to avoid fractional shares on reverse stock split	—	—	443,109	443	(443)	—	—	—	—
Noncontrolling interest - decrease from additional investments into subsidiary	—	—	—	—	3,077,774	—	3,077,774	(3,077,774)	—
Noncontrolling interest - decrease from current losses	—	—	—	—	—	—	—	(48,767,650)	(48,767,650)
Net Loss	—	—	—	—	—	(457,058,901)	(457,058,901)	—	(457,058,901)
Balance, September 30, 2024	364,203	$364	4,577,306	$4,577	$2,290,659,971	$(2,319,220,938)	$(28,556,026)	$12,010,149	$(16,545,877)

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of business and basis of presentation.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

for the year ended September 30, 2023

	Preferred Stock, total						Equity		Total
	(see Note 9 - Stockholder's equity - for details)		Common Stock		Paid-in	Accumulated	attributable to	Noncontrolling	Stockholders'
	Shares	Amount	Shares (*)	Amount (*)	Capital (*)	Deficit	the reporting entity	Interest	Equity

Balance, October 1, 2022 (*)	5,721,897	$5,721	371	$1	$948,598,623	$(889,907,455)	$58,696,890	$98,259,819	$156,956,709
Cashless exercise of warrants	—	—	24,554	25	627,743,209	—	627,743,234	—	627,743,234
Issuance of preferred stock, common stock and prefunded warrants in lieu of preferred stock	273,363,635	273,364	2,673	3	196,551,845	—	196,825,212	—	196,825,212
Issuance of common stock for conversion of convertible notes and interest	—	—	236	—	153,222,237	—	153,222,237	—	153,222,237
Issuance of common stock for conversion of preferred stock and dividends	(277,510,030)	(277,509)	121	—	277,489	—	(20)	—	(20)
Reclassification of derivatives to equity upon authorization of sufficient number of shares	—	—	—	—	47,818,884	—	47,818,884	—	47,818,884
Shares issued to settle note payable	—	—	28	—	13,736,403	—	13,736,403	—	13,736,403
Shares issued to extinguish penalty	—	—	10	—	5,520,000	—	5,520,000	—	5,520,000
Preferred shares series AA issued to officers	1	—	—	—	25,000	—	25,000	—	25,000
Preferred shares series AA refund	(1)	—	—	—	(25,000)	—	(25,000)	—	(25,000)
Share-based compensation	—	—	1,271	1	75,894,481	—	75,894,482	—	75,894,482
Preferred stock dividends waiver	—	—	—	—	7,360,397	—	7,360,397	—	7,360,397
Common stock purchased and retired	—	—	(570)	(1)	(5,610,599)	—	(5,610,600)	—	(5,610,600)
Shares issued to avoid fractional shares on reverse stock split	—	—	24	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	(34,404,246)	(34,404,246)
Net loss	—	—	—	—	—	(972,254,582)	(972,254,582)	—	(972,254,582)
Balance, September 30, 2023 (*)	1,575,502	$1,576	28,718	$29	$2,071,112,969	$(1,862,162,037)	$208,952,537	$63,855,573	$272,808,110

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of business and basis of presentation.

The accompanying notes are an integral part of these consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(505,826,551)	$(1,006,658,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	40,432,688	85,441,869
Deferred income taxes	(3,891,900)	(10,990,882)
Depreciation and amortization	21,984,312	16,388,299
Amortization of debt discount and other non-cash interest expense	48,790,729	862,045
Impairment of intangible assets	73,447,067	5,873,000
Impairment of goodwill	30,062,727	63,988,000
Impairment of right-of-use assets	11,505,001	—
Impairment of property, plant, and equipment, and other noncurrent assets	4,174,935	14,770,000
Write-down of inventory to net realizable value	15,578,429	1,000,284
Other financing costs - ELOC commitment fee	6,000,000	—
Other financing costs - initial recognition of derivative liabilities	54,653,033	506,238,038
Other financing costs - initial recognition of warrants	13,652,762	6,814,000
Revaluation of derivative liabilities	(4,503,099)	116,256,212
Loss/(gain) on extinguishment of debt	655,721	6,246,089
Loss/(gain) on assets disposal	511,838	(386,377)
Non-cash financing loss on over-exercise of warrants	—	8,934,892

Changes in operating assets and liabilities:
Accounts receivable	547,455	—
Inventories	(36,274,528)	(17,807,297)
Prepaids and other assets	8,420,150	(22,687,245)
Accounts payable	25,227,125	7,784,136
Accrued expenses and other liabilities	9,752,481	38,500,352
Right-of-use assets and lease liabilities	(455,856)	261,222
Net cash used in operating activities	(185,555,481)	(179,172,191)

Cash Flows from Investing Activities
Purchase of equipment	(14,748,055)	(14,508,004)
Acquisition of MTI business	(1,400,000)	—
Purchase of intangible assets	—	(498,431)
ELMS assets purchase	—	(92,916,874)
Net cash used in investing activities	(16,148,055)	(107,923,309)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable with attached warrants	61,701,576	170,000,000
Payment of notes payable	(4,945,832)	(20,694,353)
Proceeds from issuance of common stock and prefunded warrants	—	196,999,970
Reimbursement for over issuance of shares	—	17,721,868
Payments to acquire treasury stock	—	(5,610,600)
Net cash provided by financing activities	56,755,744	358,416,885

MULLEN AUTOMOTIVE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year Ended September 30,
	2024	2023

Change in cash	(144,947,792)	71,321,385
Cash and restricted cash (in amount of $429,372), beginning of period	155,696,470	84,375,085
Cash and restricted cash (in amount of $426,851), ending of period	$10,748,678	$155,696,470

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$37,458	$122,501

Supplemental Disclosure for Non-Cash Activities:
Exercise of warrants recognized earlier as liabilities	$113,837,742	$627,836,463
Convertible notes and interest - conversion to common stock	49,894,130	167,070,343
Right-of-use assets obtained in exchange of operating lease liabilities	11,867,625	2,112,773
Issuance of Series E P/S in exchange for Series C P/S	8,605,241	—
Issuance of Notes and Warrants upon exchange of Series E P/S	7,866,592	—
Common stock issued to settle other derivative liability	6,508,995	—
Fair value of common stock issued to avoid fractional shares on reverse stock split	5,208,383
Extinguishment of accounts payable with recognition of derivatives	4,623,655	—
Decrease of noncontrolling interest upon additional investments into subsidiary	3,077,774	—
Common stock issued to extinguish other liabilities	639,146	5,524,838
Reclassification of derivatives to equity upon authorization of common shares	—	47,818,882
Notes issued to extinguish liability to issue stock		11,597,571
Waiver of dividends by stockholders	—	7,387,808
Extinguishment of operational liabilities by sale of property	—	760,669
Extinguishment of financial liabilities by sale of property	—	238,259

The accompanying notes are an integral part of these consolidated financial statements.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Mullen Automotive Inc., a Delaware corporation (“MAI”, “Mullen”, “we” or the “Company”), is a Southern California-based development-stage electric vehicle company that operates in various verticals of businesses focused within the automotive industry. Mullen controls wholly owned subsidiaries Ottava Automotive, Inc., a California corporation, Mullen Indiana Real Estate, LLC., a Delaware corporation, Mullen Investment Properties LLC, a Mississippi corporation, Mullen Advanced Energy Operations LLC, a California corporation and a majority ownership in Bollinger Motors, incorporated in Delaware.

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

Mullen is building and delivering the newest generation of Commercial Trucks. We also have a portfolio of high-performance Passenger vehicles in various stages of Product Development for launch in subsequent years subject to available financing.

Acquisition of controlling interest in Bollinger Motors, Inc. in September 2022 positioned Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments. First Bollinger vehicles were sold in September 2024.

The second acquisition was in October 2022, when the U.S. Bankruptcy Court approved the Company acquisition of ELMS (Electric Last Mile Solutions) assets in an all-cash purchase. With this transaction, Mullen acquired a manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles. First vehicles were produced and delivered to customers during the 12 months ended September 30, 2023.

Basis of Presentation and Principles of Consolidation

These consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The financial statements reflect the consolidated financial position and results of operations of Mullen, which include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated, if any. Certain prior-period amounts have been reclassified in the accompanying consolidated financial statements and notes thereto in order to conform to the current period presentation.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Splits

Our Common Stock is listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share.  On September 16, 2024, we received formal notice from the Listing Qualifications department of The Nasdaq Stock Market LLC that, based upon the closing bid price for our Common Stock, for the previous 30-consecutive business day period, the Company no longer satisfied the minimum bid price requirement for continued listing.

Effective September 17, 2024, the Company implemented a reverse stock split at a ratio of 1-for-100 shares. On October 16, 2024, the Company received formal notice from Nasdaq confirming that it had regained compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2).

In addition to the reverse stock split implemented in September 2024, the Company previously effected a 1-for-25 reverse stock split on May 4, 2023, a 1-for-9 reverse stock split on August 11, 2023, and a 1-for-100 reverse stock split on December 21, 2023.

As a result of these reverse stock splits, the number of shares of common stock that can be issued upon exercise of warrants, preferred stock, and other convertible securities, as well as any commitments to issue securities, that provide for adjustments in the event of a reverse stock split, was appropriately adjusted pursuant to their applicable terms for the reverse stock splits. If applicable, the conversion price for each outstanding share of preferred stock and the exercise price for each outstanding warrant was increased, pursuant to their terms, in inverse proportion to the split ratio such that upon conversion or exercise, the aggregate conversion price for conversion of preferred stock and the aggregate exercise price payable by the warrant holder to the Company for shares of common stock subject to such warrant will remain approximately the same as the aggregate conversion or exercise price, as applicable, prior to the reverse stock splits. No fractional shares were issued in connection with the reverse stock splits. All fractional shares were rounded up to the nearest whole share. As a result, additional 3,210 and 439,899 shares were issued for the benefit of stockholders that would otherwise obtain fractional shares upon reverse stock split in December 2023 and September 2024, respectively.

The reverse stock splits have not changed the authorized number of shares or the par value of the common stock nor modified any voting rights of the common stock. The number and par value of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock were not affected by the reverse stock splits, but their conversion ratios have been proportionally adjusted. There were no outstanding shares of Series B Preferred Stock and Series E Preferred Stock as of the effective date of the reverse stock splits.

The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits (See Note 10 - Loss per share for reverse stock splits effect on loss per share). All issued and outstanding common stock and per share amounts contained in the financial statements have been adjusted to reflect the reverse stock splits for all periods presented. The common stock and additional paid-in-capital line items of the financial statements were adjusted to account for the reverse stock splits for all periods presented: including adjustment of $2,843 and $37 to common stock (decreased) and additional paid-in-capital (increased) reported by the Company in the previous 10-K as of September 30, 2023, and October 1, 2022, respectively.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of the reverse stock splits on the shares of common stock previously reported for the fiscal year ended September 30, 2023 was as follows:

		Adjustment to	Total
	Reported in previous 10-K 2023	RSS 1:100 (September 2024)	after RSS of 2024
Balance, September 30, 2022, number of shares of common stock	37,043	(36,672)	371
Increase of common stock during fiscal year 2023	2,834,664	(2,806,317)	28,347
Balance, September 30, 2023, number of shares of common stock	2,871,707	(2,842,989)	28,718

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

These consolidated financial statements have been prepared on the basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $10.7 million as of September 30, 2024. During the twelve months ended September 30, 2024, the Company used approximately $185.6 million of cash for operating activities. The net working capital on September 30, 2024 was negative and amounted to approximately $120.0 million, or approximately $38.5 million after excluding derivative liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the year ended September 30, 2024, the Company has incurred a net loss of $505.8 million and, as of September 30, 2024, our accumulated deficit was $2.3 billion.

The Company believes that its available liquidity will not be sufficient to meet its current obligations for a period of at least twelve months from the date of the filing of this Annual Report on Form 10-K. Accordingly, the Company has concluded there is substantial doubt about its ability to continue as a going concern. Without additional funding, the Company may be unable to continue operations and could be required to seek bankruptcy protection within 30 days of the issuance of these financial statements.

Management’s Plans and Uncertainty About Future Viability

Management is pursuing several strategies to address liquidity concerns, including:

●	Raising additional capital through equity or debt financing.
●	Executing cost reduction measures and operational restructuring.
●	Exploring strategic alternatives, including partnerships or asset sales.

Despite these efforts, there is no assurance that these initiatives will be successful. If the Company cannot secure additional funding in the immediate term, it may be required to curtail operations significantly or seek bankruptcy protection.

These consolidated financial statements do not include any adjustments to the carrying amounts of assets or liabilities that may result from the outcome of these uncertainties.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of our financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements and the reported amounts of total expenses in the reporting periods. Estimates are used for, but not limited to, cash flow projections and discount rate for calculation of goodwill impairment, fair value and impairment of long-lived assets, including intangible assets, inventory valuation, and fair value of financial instruments. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable, the results of which form the basis for carrying values of assets and liabilities and the recording of costs and expenses that are not readily apparent from other sources. The actual results may differ materially from these estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company’s cash and cash equivalents are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no financial instruments with off-balance sheet risk of loss.

Restricted Cash

Cash obtained from customer deposits is held by the Company and is considered to be restricted from use to fund operations. Refundable deposits were $426.9 thousand and $429.4 thousand for the years ended September 30, 2024 and 2023.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist of various advance payments made for goods or services to be received in the future. These prepaid expenses include insurance and other contracted services requiring up-front payments.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable

Accounts receivable consist of receivables from our customers for the sale of vehicles. The Company provides an allowance against accounts receivable for any expected credit losses. No allowance was recorded for the Company for the years ended September 30, 2024and 2023.

Inventory

Inventories are stated at the lower of cost or net realizable value and consist of raw materials, work in progress, and finished goods. The net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost of inventories is determined using the standard cost method, which approximates actual cost on a first-in first-out basis. Cost includes direct materials, direct labor, and a proportionate share of manufacturing overhead costs based on normal capacity. Regular reviews are performed to identify and account for variances between the standard costs and actual costs. The Company regularly reviews its inventory for excess quantities and obsolescence. This analysis takes into account factors such as demand forecasts, product life cycles, product development plans, and current market conditions. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If inventory on-hand is in excess of future demand forecast, the excess amounts are written-off. Once inventory is written down to a net realizable value, a new, lower-cost basis is established, and the inventory is not subsequently written up if market conditions improve. All such inventory write-downs are included as a component of cost of revenues in the period in which the write-down occurs. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If inventory on-hand is in excess of future demand forecast, the excess amounts are written-off. During the year ended September 30, 2024, the Company recorded a write down of inventory totaling $15.6 million which includes consideration for potential reductions in the selling price of vehicles in inventory.

Property, Plant, and Equipment, net

Property, plant, and equipment is stated at cost less accumulated depreciation and impairment. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Estimated Useful Lives

Description	Estimated useful lives
Buildings	20 to 30 years
Furniture and equipment	3 to 7 years
Computer and software	1 to 5 years
Machinery, shop and testing equipment	3 to 7 years
Leasehold improvements	Shorter of the estimated useful life or the underlying lease term
Vehicles	5 years
Intangibles	5 to 10 years

Expenditures for major improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operations. Company management continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, plant, and equipment may not be recoverable in accordance with the provisions of ASC 360, “Property, Plant, and Equipment.” When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Management has assessed whether indicators of impairment exist as of September 30, 2024, and concluded there were such triggering events. The Company recorded an impairment charge of $4.2 million in 2024. The recoverability of long-lived assets continues to be dependent on the market acceptance of the Company's vehicles.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company and its less than 100% owned subsidiaries are filing separate tax returns, and we calculate the provision for income taxes by using a "separate" return method. Section 174 capitalization and R&D credits are calculated using consolidated tax return rules and allocated among its members.

The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law.

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because the recoverability of the tax assets does not meet the “more likely than not” requirement as of  September 30, 2024 and 2023.

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the “more likely than not” threshold for financial statement recognition and measurement. There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. As of  September 30, 2024 and 2023, there were no material changes to either the nature or the amounts of the uncertain tax positions.

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

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets (intangible assets, right-of-use assets, and property, plant, and equipment) for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived asset unless another method provides a more reliable estimate. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset is recognized as a new cost basis of the impaired asset. Impairment loss is not reversed even if fair value exceeds carrying amount in subsequent periods.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Assets

Other noncurrent assets are comprised primarily of security deposits for property leases.

Extinguishment of Liabilities

The Company derecognizes financial liabilities when the Company’s obligations are discharged, cancelled, or expired.

Leases

Leases are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and instead recognizes rent expense on a straight-line basis over the lease term. The current portion of the Company’s lease liability is based on lease payments due within twelve months of the balance sheet date.

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

Accrued Expenses

Accrued expenses are expenses that have been incurred but not yet billed and paid are classified within current liabilities on the consolidated balance sheets.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Issuance Costs

Direct and incremental costs, including amounts paid to initial purchasers of the Company’s convertible notes, are directly attributed to efforts to obtain debt financing and are debt issuance costs. Upon issuance of debt, the carrying value is the principal amount of debt reduced by any debt issuance costs. Debt issuance costs are attributed to interest expense and accreted over the expected term of the debt using the effective interest rate method when the fair value option has not been elected.

Revenue Recognition

The Company’s revenue includes revenue from the sale of electric vehicles and is accounted for in accordance with ASC 606, “Revenue from Contracts with Customers”. The Company applies a five-step analysis to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. Payments for electric vehicle sales are generally received at or shortly after delivery. Sales tax, if any, is excluded from the measurement of the transaction price. The revenue from the sale of electric vehicles is recognized when control of the vehicle is transferred to the customer. In general, the control is transferred at the point of delivery to the customer, signifying the fulfillment of our primary performance obligation under ASC 606. A contract with one of our dealers includes return provision, allowing unsold vehicles to be returned after one year; and contracts with two of our dealers include a return provision, allowing unsold vehicles to be returned upon contract termination. Since the Company does not have sufficient relevant statistics of returns yet, we defer revenue recognition until the vehicles have been sold by such dealer (when the dealer has a right of return exists) or until there is sufficient evidence to justify a reasonable estimate for the consideration to which the Company expects to be entitled. Relevant vehicles transferred to the dealer are presented as “Finished goods delivered to dealer for distribution” in the consolidated balance sheets at initial cost, less any expected costs to recover those products (including potential decreases in the value to the entity of returned products). At the end of each reporting period, the Company updates the measurement of these assets and refund liabilities.

Customer Deposits and Advances

Customer deposits are required in order to complete the sales order process, which includes the selection of the vehicle model, trim and options and will be applied to the sales price of the vehicle and recognized as revenue when the vehicle is sold and delivered to the customer.

Cost of Revenues

The costs of goods sold primarily include vehicle components and parts, labor costs, amortized tooling costs, and other relevant costs associated with the production of these vehicles. Other inventory costs and expenses primarily include write downs of inventory to net realizable value, provisions for estimated warranty expenses, and other similar costs.

Warranty

The Company provides a  manufacturer’s warranty on all vehicles sold that covers the costs to repair or replace faulty parts or components, including those costs incurred under recalls. The Company records a warranty reserve based on industry benchmarks and/or actual claims incurred to date and after consideration of the nature, frequency and costs of future claims. The warranty does not cover any item where failure is due to normal wear and tear. This assurance-type warranty does not create a performance obligation as part of the sale of the vehicle. The amount of warranty claims is included within Accrued expenses and other in the Consolidated Balance Sheets. Carrying amount of the warranty provision as of September 30, 2024 is $89 thousand. The Company reevaluates the adequacy of the warranty reserve on a regular basis and makes revisions when necessary. Warranty estimates are inherently uncertain, especially given the Company’s limited history of sales, and more historical experience or updates to benchmarks and projections may cause material changes to the warranty reserve in the future.

General and Administrative Expenses

General and administrative (“G&A”) expenses include expenses not related to production, such as salaries and employee benefits, professional fees, rent, repairs and maintenance, utilities and office expenses, depreciation and amortization, advertising, marketing and other selling expenses, settlements and penalties, taxes, and licenses, etc. Advertising costs are expensed as incurred and are included in G&A expenses, other than trade show expenses which are deferred until occurrence of the future event in accordance with ASC 720‑35, “Other Expenses – Advertising Cost.” Advertising costs for the years ended September 30, 2024 and 2023 were $17.3 million and $8.4 million, respectively.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping costs and other expenses related to preparation to mass-production of electric vehicles such as Mullen Three EV, Mullen One EV cargo van, Bollinger B4 Truck, etc. These include expenses related to the design, development, testing, and improvement of our electric vehicles and corresponding technologies. Per ASC 730, "Research and Development," the Company recognizes all research and development costs in the statement of operations as they occur. Assets with alternative future uses are capitalized and depreciated over their useful lives, with the depreciation expense reported under research and development costs.

Share-Based Compensation

The share-based awards issued by the Company are accounted for in accordance with ASC Subtopic 718-10, “Compensation – Share Compensation,” which requires fair value measurement on the grant date and recognition of compensation expense for all shares of common stock of the Company issued to employees, non-employees, and directors. The grant date is the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award, and is the date that a grantee begins to benefit from, or be adversely affected by, subsequent changes in the price of the grantor's equity shares (e.g. the date when the Board of Directors has authorized share-based compensation to be issued from reserves approved by shareholders). Generally, the fair value of awards is estimated based on the market price of the shares of common stock of the Company the day immediately preceding the grant date. The fair value of non-marketable share-based awards (granted to employees before the Company became public) was estimated based on an independent valuation. The Company recognizes forfeitures of awards in the periods they occur.

The overwhelming part of share-based awards to employees per employment contracts and a certain part of contracts with non-employees (consultants) are classified as equity with costs and additional paid-in capital recognized ratably over the service period. A significant part of the Company’s share-based awards to consultants is liability-classified: mainly if the number of shares the consultant is entitled to depends on a certain monetary value fixed in the contract. An accrued part of liability, in this case, is revalued each period based on an earned portion of the grant and changes in the market price of the shares of common stock of the Company until a sufficient number of shares is issued.

The Company has also adopted incentive plans that entitle the Chief Executive Officer to share-based awards generally calculated as 1-3% of then outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones). This share-based compensation is accrued over the service term when it is probable that the milestone will be achieved. The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, the current market price of the common stock and the number of shares of common stock outstanding – until the shares have been issued, or until fulfilling the milestone requirements becomes unlikely.

Net Loss per Share of Common Stock

Basic net loss per share is calculated by dividing the net loss attributable to common shares by the weighted-average number of shares of common stock outstanding for the period. The diluted net loss per share of common stock is computed by dividing the net loss using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of stock options and warrants to purchase common stock (using the treasury stock method). Due to net loss incurred in 2024 and 2023, securities convertible into common stock were considered anti-dilutive.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to interest rate, market, or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable and warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in its contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract on the Company’s balance sheet.

A freestanding instrument that is a derivative is evaluated by the Company to determine if it qualifies for an exception to derivative accounting. The Company determines whether the equity-linked feature is indexed to the Company's common stock and whether the settlement provision in the contract is consistent with a fixed-for-fixed equity instrument. To qualify for classification in stockholder's equity, the Company evaluates whether the contract requires physical settlement, net share settlement, or a combination thereof and, when the Company has a choice of net cash settlement or settlement in the Company's shares, additional criteria are evaluated to determine whether equity classification is appropriate. Refer to Notes 7 and 8 for additional information regarding the accounting for the convertible notes and warrants.

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

Expected credit losses

The estimation of expected credit losses that may be incurred as we work through the invoice collection process with our customers and other counterparties requires us to make judgments and estimates regarding the probability the amounts due to us are going to be paid. We monitor our customers' payment history and current creditworthiness to determine that collectability is reasonably assured. We also consider the overall business climate in which our customers and other counterparties operate. Uncertainties regarding changes in the financial condition of our counterparties could impact the amount and timing of any additional credit losses that may be recognized. Due to insignificant value of financial assets, no material allowance for credit losses was recognized to cover anticipated credit losses under current conditions as of  September 30, 2024 and 2023.

Concentrations of Credit Risk

Cash and cash equivalents are financial instruments that are potentially subject to concentrations of credit risk. The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations. However, we have not experienced any losses in such accounts and management believes we are not exposed to any significant credit risk on these accounts due to the high credit rating of relevant financial institutions. The amounts in excess of insured limits as of September 30, 2024 and 2023 are $10.0 million and $154.9 million, respectively. The Company has no financial instruments with off-balance sheet risk of loss.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentrations of Supply Risk

The Company is dependent on its suppliers, the majority of which are single-source suppliers, and the inability of these suppliers to deliver necessary components of its products according to the schedule and at prices, quality levels and volumes acceptable to the Company, or its inability to efficiently manage these components, could have a material adverse effect on the Company’s results of operations and financial condition.

As of and for the year ended September 30, 2024, one supplier accounted for 12% of the Company’s total accounts payable and two suppliers accounted for 17% and 10% of inventory purchases. As of and for the year ended September 30, 2023, three suppliers accounted for 20%, 19% and 11% of the Company’s total accounts payable and one supplier accounted for 10% of inventory purchases.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in two operating segments, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, the FASB issued Accounting Standards Update 2024-03 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40)" which requires that at each interim and annual reporting period an entity:

1. Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the listed expense categories.

2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles (GAAP) in the same disclosure as the other disaggregation requirements.

3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

4. Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

These amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027: either (1) prospectively to financial statements issued for reporting periods after the effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company expects to enhance disclosures of expenses based on new requirements.

In November 2024, the FASB also issued Accounting Standards Update 2024-04 "Debt - Debt with Conversion and Other Options (Subtopic 470-20) “Induced Conversions of Convertible Debt Instruments” to clarify the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, to account for a settlement of a convertible debt instrument as an induced conversion, an inducement offer is required to provide the debt holder with, at a minimum, the consideration (in form and amount) issuable under the conversion privileges provided in the terms of the instrument. An entity should assess whether this criterion is satisfied as of the date the inducement offer is accepted by the holder. If, when applying this criterion, the convertible debt instrument had been exchanged or modified (without being deemed substantially different) within the one-year period leading up to the offer acceptance date, an entity should compare the terms provided in the inducement offer with the terms that existed one year before the offer acceptance date. The amendments in this Update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is examining the impact this pronouncement may have on the Company’s consolidated financial statements.

Other accounting pronouncements issued but not yet effective are not believed by management to be relevant or to have a material impact on the Company’s present or future consolidated financial statements.

NOTE 4 – BUSINESS ACQUISITIONS

Acquisition of retail and repair business of Mullen Technologies, Inc.

On  July 18, 2024, the Company entered into an Asset Purchase Agreement with Mullen Technologies, Inc. (“MTI”), related party (the Company’s CEO has a controlling financial interest and is Chairman of MTI), pursuant to which the Company assumed a lease for premises located in Oceanside, California (approximately 8,000 square feet premises on approximately 16,000 square feet of land) and acquired all equipment and inventory in these premises, as well as staffing (relevant workforce of MTI has been employed by the Company) and other infrastructure for vehicle sales and repairs for consideration of $1.4 million in cash paid at closing. The Company has purchased no shares of common stock of MTI and has assumed no liabilities of MTI other than lease in Oceanside. The acquisition is expected to facilitate retail sales of the Company's products in California.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial results of the acquired business since the acquisition date
Total revenues	$—
Net loss	$194,985

The Company has determined that the contract constitutes a business acquisition as defined by ACS 805, Business Combinations, as the Company has acquired an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of lower costs and other economic benefits. Accordingly, the assets acquired, and the liabilities assumed in the transaction were recorded at their acquisition date estimated fair value, while the transaction costs associated with the acquisition were expensed as incurred pursuant to the purchased method of accounting in accordance with ASC 805. The Company’s purchase price allocation was based on evaluation of the appropriate fair values by independent appraiser. Fair values were determined based on the requirements of ASC 820, Fair Measurements and Disclosure (level 3). The following table summarizes the allocation of fair value of assets acquired and liabilities assumed.

Recognized amounts of identifiable assets acquired and liabilities assumed
Equipment and inventories	$184,105
Right-of-use assets	681,724
Lease liabilities	(681,724)
Total identifiable net assets	$184,105

Goodwill	1,215,895

Consideration paid in cash at closing	$1,400,000

As disclosed further in the Note 6 - Goodwill and other intangible assets, when preparing financial statements, for the fiscal year ended September 30, 2024, the Company recognized impairment loss in amount of $1.2 million in respect of this goodwill due to the uncertainty with future funding required to support business operations.

Supplemental pro forma information

The following supplemental pro forma information summarizes the Company’s results of operations for the fiscal year ended September 30, 2024, as if the Company completed the acquisition as of the beginning of the annual reporting period beginning October 1, 2023. The MTI acquisition did not result in additional revenues as the operations and location are to be integrated in the Mullen commercial sales operations.

	Year Ended September 30,
Supplemental pro forma information	2024	2023
Total revenues	$1,094,322	$366,000
Net loss	$(505,826,551)	$(1,006,658,828)

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORY

The Company's inventories are stated at the lower of cost or net realizable value and consist of the following:

	September 30, 2024	September 30, 2023
Inventory
Raw materials	$12,658,123	$12,733,101
Work in process	4,360,565	3,136,590
Finished goods	3,857,427	—
Finished goods delivered to dealers for distribution	16,626,997	937,322
Total Inventory	$37,503,112	$16,807,013

The cost of inventories is determined using a standard cost method, which approximates the first-in, first-out (FIFO) method. This includes direct materials, direct labor, and relevant manufacturing overhead costs. Variances between standard and actual costs are recognized in the cost of goods sold during the period in which they occur.

The Company regularly reviews its inventories for excess and obsolete items by assessing their net realizable value. The net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. During the year ended September 30, 2024, we recorded a loss of $15.6 million to write the inventories down to net realizable value (Mullen commercial segment) - mainly due to excess raw materials and slower-moving inventory.

The net realizable value assessment considered the current expected selling prices of Mullen One, Mullen Three, and Bollinger B4 vehicles, based on recent sales and current market demand. Should actual sales prices or demand decline, additional write-downs may be required in future periods. Additionally, if the Company is unable to secure sufficient funding to continue operations as planned, inventory may need to be sold at further discounted prices, which could negatively impact future financial results.

During the year ended September 30, 2024, approximately $4.5 million of the Company's inventories was consumed in R&D activities (approximately $1 million during the year ended September 30, 2023), which was recognized as part of research and development expense in the consolidated statement of operations.

NOTE 6 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The goodwill pertains to the Bollinger Motors acquisition in September 2022 and retail and repair business of MTI in July 2024 (see Note 4 - Business Acquisitions).

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the impairment test for goodwill pertaining to the Bollinger segment, performed on September 1, 2023 by management with the assistance of independent third-party valuation professionals, the Company has recognized impairment loss in amount of $64.0 million in the statement of operations for the year ended September 30, 2023. The impairment was caused mainly by unfavorable capital market conditions, i.e., prolonged decrease in the Company’s market capitalization, including a significant decline in stock price and a budgeted performance misses compared to the budgets prepared on acquisition date. As a result of the impairment test on March 31, 2024, the Company recognized further impairment in the remaining amount of $28.8 million, mainly due to the uncertainty with future funding required to support Bollinger Motors' business operations and the decrease in the Company's market capitalization. Full amount of the loss has been recognized in the consolidated statement of operations, and the part of the loss that relates to noncontrolling interest in the subsidiary has decreased noncontrolling interest in equity section of the consolidated balance sheets.

We used a combination of market and income approach to determine impairment of goodwill. The quantitative goodwill impairment tests were based on determining the fair value of the Bollinger Motors reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. When the carrying value of a reporting unit exceeded its fair value, the Company measured goodwill impairment loss as the amount by which the carrying amount of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to that reporting unit. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate sales growth rates, operating margins, discount rate, and comparable company market multiples. When developing these key judgments and assumptions, the Company considers economic, operational and market conditions that could impact the fair value of the reporting unit. However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will likely differ in some respects from actual future results.

As a result of the impairment test for goodwill pertaining to MTI retail business, the Company has recognized impairment loss in amount of $1.2 million in the statement of operations for the year ended September 30, 2024. The impairment was recorded mainly due to the uncertainty of future funding required to support business operations (see Note 2).

Changes in the carrying amount of goodwill are presented in the following table:

	Bollinger Motors, Inc.	Retail business of MTI	Total
Goodwill, gross amount as of October 1, 2022	92,834,832	—	92,834,832
Goodwill, accumulated impairment as of October 1, 2022	—	—	—
Carrying value as of October 1, 2022	$92,834,832	$—	$92,834,832

Impairment recognized in fiscal year ending September 30, 2023	(63,988,000)	—	(63,988,000)

Goodwill, gross amount as of September 30, 2023	92,834,832	—	92,834,832
Goodwill, accumulated impairment as of September 30, 2023	(63,988,000)	—	(63,988,000)
Carrying value as of as of September 30, 2023	$28,846,832	$—	$28,846,832

Additional goodwill recognized during the period	—	1,215,895	1,215,895
Impairment recognized in fiscal year ending September 30, 2024	(28,846,832)	(1,215,895)	(30,062,727)
	—	—	—
Goodwill, gross amount as of September 30, 2024	92,834,832	1,215,895	94,050,727
Goodwill, accumulated impairment as of September 30, 2024	(92,834,832)	(1,215,895)	(94,050,727)
Carrying value as of as of September 30, 2024	$—	$—	$—

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets

Intangible assets are stated at cost, net of accumulated amortization and impairment. Patents and other identifiable intellectual property purchased as part of the Bollinger Motors acquisition in September 2022 have been initially recognized at fair value.

Intangible assets with indefinite useful lives (in-process research and development assets acquired as part of the Bollinger Motors acquisition) are not amortized but instead tested for impairment. Due to unfavorable market conditions and the decline of market prices of the Company’s common stock, we have tested indefinite-lived in-process research and development assets acquired in September 2022 as part of the Bollinger segment (see Note 21 - Segment information) for recoverability on March 31, 2024 and recognized impairment loss in full amount of $58.3 million, mainly due to the uncertainty of future fundings required to support the business and decrease of Company's market capitalization.

Intangible assets with finite useful lives (e.g. patents,) are amortized over the period of estimated benefit using the straight-line method. The weighted average useful life of intangible assets is 7.7 years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the intangible assets.

During the year ended September 30, 2024, an impairment loss in the amount of $15.1 million was recognized in respect of the intangible assets with finite useful lives of the Mullen Commercial segment (engineering designs) on March 31, 2024 - mainly due to performance misses compared to the previous budgets. Their accumulated amortization in the amount of $1.1 million was derecognized in correspondence with the initial cost to present the new cost basis of these assets in accordance with ASC 350-30. No additional impairment has been recognized based on tests performed subsequently. During the year ended September 30, 2023, an impairment loss in amount of $5.9 million was recognized in respect of the intangible assets of the Mullen Commercial segment (primarily engineering designs and website design and development). Their accumulated amortizaiton in amount of $4.3 million was derecognized in correspondence with initial cost to present the new cost basis. Fair value of the engineering designs (classified in Level 3 of the fair value hierarchy) was estimated based on cost approach, which involves evaluation of the costs required to replace or recreate the subject intangible assets. Significant judgments inherent in this analysis include the accuracy of the historical cost data, obsolescence factor, probability of success related to the commercialization of the reporting segment that utilizes the engineering designs.

The remaining finite lived intangible assets at September 30, 2024 consist of the patents which were acquired as part of the acquisition of Bollinger (Patents).  The Company performed an impairment test on these intangible assets and determined that the carrying amount of the Patents were recoverable, therefore no impairment is required at September 30, 2024.  It is currently the plan of the Company to operate the Bollinger business unit and the Company believes that operations would recover the Patent. At the same time, the Company also believes that the Bollinger business unit is marketable and the deemed fair value of the business unit exceeds the carrying amount and would result in a recovery of the Patent assets.

	As of September 30, 2024			As of September 30, 2023
			Net			Net
	Cost	Accumulated	Carrying	Cost	Accumulated	Carrying
	Basis	Amortization	Amount	Basis	Amortization	Amount
Finite-Lived Intangible Assets
Patents	$32,447,460	$(6,699,330)	25,748,130	$31,708,460	$(3,445,694)	$28,262,766
Engineering designs	—	—	—	16,200,332	(184,274)	16,016,058
Other	745,947	(308,188)	437,759	745,947	(158,590)	587,357
Trademarks	1,095,693	(225,552)	870,141	1,180,138	(115,682)	1,064,456
Total finite-lived intangible assets	34,289,100	(7,233,070)	27,056,030	49,834,877	(3,904,240)	45,930,637
Indefinite-Lived Intangible Assets
In-process research and development assets	—	—	—	58,304,612	—	58,304,612
Total indefinite-lived intangible assets	—	—	—	58,304,612	—	58,304,612
Total Intangible Assets	$34,289,100	$(7,233,070)	$27,056,030	$108,139,489	$(3,904,240)	$104,235,249

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total future amortization expense for finite-lived intangible assets is as follows:

Years Ended September 30,	Future Amortization
2025	$3,503,505
2026	3,503,505
2027	3,493,695
2028	3,363,505
2029	3,354,315
Thereafter	9,837,505
Total Future Amortization	$27,056,030

For the years ended September 30, 2024 and 2023, amortization of the intangible assets was $4.3 million and $6.5 million respectively. For the years ended September 30, 2024 and 2023, impairment of the intangible assets was $73.4 million and $5.9 million respectively.

NOTE 7 – DEBT

The Company has only short-term debt defined as debt with principal maturities of one year or less from the balance sheet date, as well as loans that have matured or in default and remain unpaid.

The following is a summary of our indebtedness as of  September 30, 2024:

	Carrying			Contractual	Contractual
Type of Debt	amount	Current	Long-Term	Interest Rate	Maturity
Matured notes (1)	$2,385,004	$2,385,004	$—	10%	Due (default)
Matured loan advances (1)	332,800	332,800	—	10%	Due (default)
Senior convertible notes (2)	20,346,283	20,346,283	—	20% (default)	Due (cross-default)
Less: debt discount to convertible notes	(17,664,310)	(17,664,310)	—
Total Debt	$5,399,777	$5,399,777	$—

(1) In October 2024, the Company reached an agreement with holders of all matured notes and loan advances (see table above) in amount of $2.7 million, as well as accumulated interest in amount of approximately $1.8 million, that the liabilities would be settled by issuance of shares of common stock of the Company worth of $3 million. The liability has been fully settled by December 2024 by issuing common stock in several installments.

(2) As of September 30, 2024, the Company's senior convertible notes (totaling $20.3 million) and accumulated interest (approximately $0.3 million) were in cross-default due to the non-payment of $0.2 million that matured in September 2024. As a result, the entire principal balance became due immediately, allowing investors to demand full repayment. Additionally, the interest rate increased from 15% to 20%. However, investors have not requested immediate cash payment of the notes or accrued interest. In December 2024, the court has approved a settlement agreement between the Company and holders of the Senior convertible notes, and, by the date these financial statements are available to be issued, almost full amount of the Senior convertible notes and accumulated interest has been converted to shares of common stock under Section 3(a)(10) of the Securities Act of 1933.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the overview of changes in our indebtedness during the year ended September 30, 2024 (see further details in narrative disclosures below):

	Matured loans and advances	NuBridge real estate note	Senior Secured Convertible Notes	Total
Principal as of October 1, 2023	$2,731,681	$5,000,000	$—	$7,731,681
Original interest discount and debt issuance costs as of October 1, 2023	—	(270,189)	—	(270,189)
Carrying amount as of October 1, 2023	2,731,681	4,729,811	—	7,461,492

Notes issued, principal	—	—	68,326,316	68,326,316
Original interest discount and debt issuance costs at inception	—	—	(65,168,421)	(65,168,421)
Amortization of original interest discount and debt issuance costs	—	232,794	47,504,111	47,736,905
Paid in cash	—	(4,945,832)	—	(4,945,832)
Principal converted	—	—	(48,056,575)	(48,056,575)
Other adjustments	(13,877)	(16,773)	76,542	45,892

Principal as of September 30, 2024	2,717,804	—	20,346,283	23,064,087
Original interest discount and debt issuance costs as of September 30, 2024	—	—	(17,664,310)	(17,664,310)
Carrying amount as of September 30, 2024	$2,717,804	$—	$2,681,973	$5,399,777

The following is a summary of our debt as of September 30, 2023:

	Carrying			Contractual	Contractual
Type of Debt	amount	Current	Long-Term	Interest Rate	Maturity
Matured notes	$2,398,881	$2,398,881	$—	0.00 - 10.00%	2019 - 2021
Real estate note	5,000,000	5,000,000	—	8.99%	2024
Matured loan advances	332,800	332,800	—	0.00 - 10.00%	2016 – 2018
Less: debt discount	(270,189)	(270,189)	—
Total Debt	$7,461,492	$7,461,492	$—

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the overview of changes in our indebtedness during the year ended September 30, 2023:

	Matured notes, loans and advances	NuBridge real estate note	Series D Convertible Notes	Other notes payable	Total
Principal as of October 1, 2022	$3,608,885	$5,000,000	$—	$1,344,399	$9,953,284
Original interest discount as of October 1, 2022	—	(857,257)	—	(74,978)	(932,235)
Carrying amount as of October 1, 2022	3,608,885	4,142,743	—	1,269,421	9,021,049

Notes issued, principal	—	—	150,000,000	20,000,000	170,000,000
Original interest discount and debt issuance costs at inception		—	(150,000,000)	—	(150,000,000)
Paid in cash	(446,741)			(20,247,612)	(20,694,353)
Amortization of original interest discount and debt issuance costs		587,068	150,000,000	163,558	150,750,626
Derecognition of an old note upon exchange				(1,032,217)	(1,032,217)
Recognition of a new note upon exchange				12,945,914	12,945,914
Principal converted			(150,000,000)	(12,945,914)	(162,945,914)
Other adjustments	(430,463)			(153,150)	(583,613)

Principal as of September 30, 2023	2,731,681	5,000,000	—	—	7,731,681
Original interest discount as of September 30, 2023	—	(270,189)	—	—	(270,189)
Carrying amount as of September 30, 2023	$2,731,681	$4,729,811	$—	$—	$7,461,492

Accrued interest

As of September 30, 2024 and September 30, 2023, accrued interest on outstanding notes payable was $2.4 million and $1.5 million, respectively. The weighted average interest rate on short term borrowings outstanding as of September 30, 2024 was 18.8% (9.3% - as of  September 30, 2023) and approximates effective interest rate as of those dates. Amortization of the debt discounts and issuance costs during the fiscal year ended September 30, 2024 amounted to $47.7 million (during the year ended September 30, 2023 - $0.8 million presented as interest expense; plus $150 million of original issue discount (see subsection Series D Convertible Notes below) was presented as part of item "Other financing costs - initial recognition of derivative liabilities" of the statement of operations for the year ended September 30, 2023, as these expenses were closely related to initial recognition of notes and warrants). Contractual interest expense during the fiscal year ended September 30, 2024 amounted to $1.6 million ($4.2 million - during the year ended September 30, 2023).

NuBridge Commercial Lending LLC Promissory Note (paid)

On March 7, 2022, the Company’s wholly owned subsidiary, Mullen Investment Properties, LLC, entered into a Promissory Note (the “Real estate note”) with NuBridge Commercial Lending LLC for a principal amount of $5 million. The Real estate note bore interest at a fixed rate of 8.99% per annum and the principal amount was due March 1, 2024. Collateral for the loan included the title to the Company’s property at 1 Greentech Drive, Tunica, MS. Under the Real estate note, prepaid interest and issuance costs of $1,157,209 were withheld from the principal and recorded as debt discount, which was amortized over the term of the Real estate note. In January 2024, the loan was paid by the Company in full, and the collateral was released.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-convertible promissory note (terminated)

On December 18, 2023, Mullen entered into a Debt Agreement to issue a non-convertible secured promissory note (the “Note”) with a principal amount of $50 million, purchased for $32 million, reflecting an $18 million original issue discount. The issuance of this non-convertible Note was expected on the first trading day when all closing conditions are met. The Note contemplated 10% annual interest, escalating to 18% post-Event of Default. It would mature three months post-issuance. The Note's terms allowed for accelerated repayment upon default, requiring the Company to pay the principal, accrued interest, and other due amounts. The Note was supposed to be secured by the Company’s assets and impose restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, and affiliate transactions, except for specified exceptions. It mandated prepayment of the principal from net proceeds of any subsequent financing. The funds contemplated by the Debt Agreement have not been received, and on May 7, 2024, the Debt Agreement was terminated. The $18 million original issue discount was considered a settlement cost related to a dispute over financings that occurred during the fiscal year ending September 30, 2023. The costs have been accrued as of September 30, 2023. Since the loss is no longer probable, the accrual was reversed.

Series D Convertible Notes (converted)

During the previous financial years ended September 30, 2023 and  September 30, 2022, the Company financed its activities mainly with proceeds from the June 7, 2022 Securities Purchase Agreement. On November 14, 2022, the Company entered into Amendment No. 3 to the June 7, 2022, Securities Purchase Agreement (as amended, the “Series D SPA”). The investors paid $150 million. Instead of receiving shares of Series D Preferred Stock and warrants, they received notes convertible into shares of the Company’s common stock (“Notes”) and warrants (see Note 8 - Warrants and other derivative liabilities and fair value measurements). During the year ended September 30, 2023, all Notes and accumulated interest have been fully converted to shares of common stock of the Company.

$50 Million Senior Secured Convertible Notes and Warrants (and Additional Investment Right)

On May 14, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors for the sale of Senior Secured Convertible Notes ("Convertible Notes") and five-year warrants exercisable for shares of common stock (the “Warrants”). Upon execution of the Securities Purchase Agreement, investors purchased an initial aggregate principal amount of $13.2 million, or $12.5 million, including the 5% original issue discount, of Convertible Notes (the “Initial Notes”), and also received 47,934 Warrants, giving effect to reverse stock split (the “Initial Warrants”). Investors were also obligated to purchase an additional principal amount of $39.5 million, or $37.5 million including the 5% original issue discount, of Convertible Notes and related Warrants if (i) the Company has sufficient authorized shares of common stock available to cover 250% of the shares of common stock underlying the conversion of the Convertible Notes and exercise of the Warrants, (ii) the common stock has an average daily trading volume of $3 million in the previous ten (10) trading days, (iii) a registration statement covering the shares of common stock underlying the conversion of the Convertible Notes and exercise of the Warrants has been declared effective, (iv) the Company has obtained stockholder approval of the issuance of the Convertible Notes and Warrants in compliance with Nasdaq Listing Rule 5635(d), and (v) the Company is in compliance with the continued listing standards of the Nasdaq Capital Market. Such additional Convertible Notes and Warrants were issued in July 2024.

The Convertible Notes accrue interest at 15%, including a 5% Original Issue Discount, and mature in four months from the date of issuance. Upon any event of default, the interest rate automatically increases to 20% per annum. The outstanding principal and accrued but unpaid interest on the Convertible Notes may be converted by the holder into shares of common stock at the lower of (i) $5.49 (after reverse stock split - $549), (ii) 95% of the closing sale price of the common stock on the date that the Company’s registration statement on Form S-1 is declared effective (i.e. $3.61, after the reverse stock split - $361), or (iii) 95% of the lowest daily volume weighted average price in the five (5) trading days prior to such conversion date, provided that the conversion price will not be less than $1.16 per share (not subject to reverse stock split).

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

In connection with the issuance of the Convertible Notes, the holders also received 5-year warrants exercisable for 200% of the shares of common stock underlying such Convertible Notes, see further details in the Note 8.

The Convertible Notes and Warrants are not convertible by a holder to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the common stock.

The Company and the investors also executed a registration rights agreement. In the event that (i) sales cannot be made pursuant to the registration statement or the prospectus contained therein is not properly available for any reason for more than five  consecutive calendar days or more than an aggregate of 10 calendar days during any 12-month period or (ii) a registration statement is not effective for any reason, or the prospectus contained therein is not properly available for use for any reason, and the Company fails to file with the SEC any required reports under the Exchange Act, then the Company has agreed (unless the Registrable Securities are freely tradable pursuant to Rule 144) to make payments to each investor as liquidated damages in an amount equal to 1.5% of such investor’s total committed purchase price for the registrable securities affected by such failure and an additional 1.5% on every 30 day anniversary, with a maximum of 12 payments. Such payments will bear interest at the rate of 10% per month (prorated for partial months) until paid in full and may be paid in registered shares of common stock at the option of the Company. The Company will recognize a liability under the registration payment arrangement if the transfer of consideration becomes probable and can be reasonably estimated.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 14, 2024, upon execution of the Securities Purchase Agreement, the investors purchased an initial aggregate principal amount of $13.2 million, or $12.5 million, including the 5% original issue discount, of Notes and also received 47,934 Warrants (giving effect to the reverse stock split, see  Note 1 - Description of business and basis of presentation).

On July 9, 2024, the investors purchased an additional aggregate principal amount of $10.5 million, or $10 million including the 5% original issue discount, of Notes and also received 38,347 Warrants (giving effect to the reverse stock split).

On July 15, 2024, the investors purchased the final aggregate principal amount of $29 million, or $27.5 million including the 5% original issue discount, of Notes and also received 105,455 Warrants (giving effect to the reverse stock split).

Subsequently, on or around September 27, 2024, the investors exercised a part of their additional investment rights and purchased an aggregate principal amount of $12.5 million, or $11.9 million including the 5% original issue discount, of Notes and also received 45,664 Warrants (giving effect to the reverse stock split).

For details on initial recognition of these transactions in these consolidated financial statements, see further Note 8 below.

During the remaining period until September 30, 2024, a part of notes and accumulated interest with carrying value of $48.5 million had been converted to 822,705 shares of common stock of the Company (giving effect to the reverse stock split). Any unamortized original issue discount has been immediately recognized as interest expense in the consolidated statement of operations.

The Convertible Notes in amount of $5 million were in technical default on June 28, 2024, because the Company failed to obtain shareholders’ approval as was required by the contract. This gave investors the right to demand immediate repayment of the outstanding notes. None of the investors utilized this right to accelerate payment. An increased interest rate of 20% was applied until the Company obtained shareholders' approval for this transaction on July 9, 2024.

The Convertible Notes and relevant accumulated interest were in cross-default as of September 30, 2024, therefore the interest rate increased from 15% to 20% starting from October 1, 2024. As of the date these financial statements are authorized for issuance, investors have not demanded accelerated payment of the notes and interest in cash. In November 2024, the Company and the investors reached a settlement agreement (approved by court in December 2024) which allowed investors to convert all the notes and interest, under the conditions described above, into shares of common stock issued pursuant to Section 3(a)(10) of the Securities Act. The Company has elected to continue to amortize the related debt discounts over the original loan terms because the creditors have not and are not expected to demand repayment.

As of September 30, 2024, the outstanding convertible notes amounted to $20.3 million (with debt discount to convertible notes of $17.7 million) and with the accumulated interest in amount of $0.6 million were potentially convertible into 5,697,575 shares of common stock. Conversion of the notes depends on the lowest daily volume weighted average price of the Company's common stock ("VWAP"). If the lowest daily VWAP in the five trading days prior to September 30, 2024, was $0.10 less, the Company, upon full conversion of outstanding notes and accumulated interest, would theoretically be liable to issue approximately 150,795 shares more. If the lowest daily VWAP in the five trading days prior to September 30, 2024, was $0.10 higher, the Company, upon full conversion of outstanding notes and accumulated interest, would theoretically be liable to issue approximately 144,160 shares less. The maximum number of shares that could theoretically be issued upon conversion of these notes and accumulated interest, was 19 million (if the lowest daily VWAP in the five trading days prior to such conversion date decreased to or below $1.16).

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Instruments at Carrying Value That Approximated Fair Value

Certain financial instruments that are not carried at fair value on the consolidated balance sheets are carried at amounts that approximate fair value, due to their short-term nature and credit risk. These instruments include cash and cash equivalents and accounts payable. Accounts payable are short-term in nature and generally are due upon receipt or within 30 to 90 days.

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis

Non-financial assets are only required to be measured at fair value when acquired as a part of business combination or when an impairment loss is recognized. See Note 6 - Goodwill and intangible assets and Note 14 - Property, plant, and equipment, net for further information. All these valuations are based on Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of these assets or liabilities.

Financial Liabilities Other than Measured at Fair Value on a Recurring Basis

As of  September 30, 2024, the Company had the matured loans and advances due with a principal and carrying amount of $2.7 million and accumulated interest in amount of $2.1 million. Their fair value as of  September 30, 2024 (having significant unobservable inputs - level 3) approximated $3 million. Also, the company had Senior convertible notes (see Note 7 - Debt) in cross-default as of  September 30, 2024, with a principal of $20.3 million and carrying amount (after unamortized original issue discount) of $2.7 million with accumulated interest in amount of $0.3 million. Their fair value (having significant unobservable inputs - level 3) was approximately $17.7 million.

Financial Liabilities Measured at Fair Value on a Recurring Basis

During the year ended September 30, 2024, the Company had the following financial liabilities measured at fair value on a recurring basis:

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued with the $50 Million Senior Secured Convertible Notes (and Additional Investment Right)

As described in the Note 7, in connection with the issuance of the Convertible Notes, the holders also received 5-year warrants exercisable for 200% of the shares of common stock underlying such Convertible Notes at an exercise price equal to 105% of the closing sale price of the common stock on the execution date (i.e., $6.07, after the reverse stock split - $607), subject to further adjustment. The Warrants also provide for cashless exercise pursuant to which the holder will receive upon exercise a “net number” of shares of common stock determined according to the following formula:

Net Number = (A x B) / C

For purposes of the foregoing formula:

A= The total number of shares with respect to which the Warrant is then being exercised.

B= The Black Scholes Value (as described below).

C= The lower of the two Closing Bid Prices of the common stock in the two days prior the time of such exercise (as such Closing Bid Price is defined therein), but in any event not less than $1 (after reverse stock split, see Note 1 - Description of business and basis of presentation).

For purposes of the cashless exercise, “Black Scholes Value” means the Black Scholes value of an option for one share of common stock at the date of the applicable cashless exercise. As such, the Black Scholes value is determined and calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing (i) an underlying price per share equal to the Exercise Price, as adjusted (i.e., $6.07, after the reverse stock split - $607), (ii) a risk-free interest rate corresponding to the U.S. Treasury rate, (iii) a strike price equal to the Exercise Price in effect at the time of the applicable cashless exercise (i.e., $6.07, after the reverse stock split - $607), (iv) expected volatility equal to 135%, and (v) a deemed remaining term of the Warrant of five years (regardless of the actual remaining term of the Warrant).

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As described in Note 7, the Company issued 237,400 warrants (giving effect to the reverse stock splits) as part of consideration for the funds provided under the $50 million senior secured Convertible Notes contract and $11.9 million out of the $50 million additional investment right.

These warrants were recognized as liabilities due to requirements of ASC 480 as the variable number of shares to be issued upon cashless exercise (deemed the predominant exercise option) is based predominantly on a fixed monetary value. The warrant liabilities were classified as derivative liabilities when requirements of ASC 815 were met. The warrant liabilities for the remaining unexercised warrants are carried forward subsequently at fair value and the gain or loss from revaluation is recorded within the line item "Gain/(loss) on other warrants revaluation" and "Gain/(loss) on derivative liability revaluation" at each warrant exercise date and each accounting period end. The fair value of the warrants is based on the fair value of the shares they are exercisable into under cashless basis. Upon initial recognition, the fair value of warrants and other derivative liabilities was $126.7 million and exceeded the amount of proceeds. The resulting discount to the carrying amount of the Convertible Notes ($65.2 million) is amortized over the life of the note and recognized as interest expense under the effective interest method during the 4 months after the date of the relevant tranche. Excess of initial fair value of warrant liabilities over the cash proceeds ($61.9 million) is presented in the consolidated statement of operations as "Other financing costs - initial recognition of warrants" (for warrant liabilities meeting, on initial recognition, requirements of ASC 450 only) and "Other financing costs - initial recognition of derivative liabilities" (for warrant liabilities meeting, on initial recognition, requirements of ASC 450 and ASC 815).

The additional investment right has also been exercised in July 2024 by certain investor who has exchanged 76,923 shares of Series E Preferred Stock for an initial aggregate principal amount of $3.2 million, or $3.0 million including the 5% original issue discount, of Convertible Notes and 11,504 Warrants (giving effect to reverse stock split). Upon initial recognition, the fair value of derivative liabilities was $6.3 million, and fair value of the convertible notes was $3.2 million. Excess of initial fair value of liabilities and over carrying amount of Series E Preferred stock ($0.9 million) is presented in the consolidated statement of operations as "Other financing costs - initial recognition of warrants".

During the remaining period until September 30, 2024, a part of the warrants in amount 77,361 (giving effect to the reverse stock split) was exercised on a cashless basis and 2,041,630 shares of common stock were issued by the Company.

Outstanding warrants in amount of 171,547 with carrying value of $79.7 million as of September 30, 2024 were potentially exercisable for 25,314,996 (under cashless basis) shares of common stock and their exercise (on a cash or cashless basis) is available to investors for a period of approximately 5 years. Exercise of the warrants depends on closing bid price in the last 2 days. If the lowest closing bid price in the last 2 days prior to September 30, 2024 was $0.10 less, the Company, upon full exercise of outstanding warrants, would potentially be liable to issue approximately 719,175 shares more. If the lowest closing bid price in the last 2 days prior to September 30, 2024 was $0.10 higher, the Company, upon full exercise of outstanding warrants, would potentially be liable to issue approximately 680,511 shares less. The maximum number of shares that could theoretically be issued upon exercise of these warrants was 91.6 million (if the lowest closing bid price in the last 2 days prior to such date decreased to or below $1 which is the conversion floor adjusted after the reverse stock split made effective in September 2024).

The fair value of warrant obligations is calculated based on the number and market value of shares that can be issued upon exercise of the warrants. Accordingly, the fair value of warrants on recognition date and on subsequent dates was estimated as a maximum of (i) Black Scholes value for cash exercise of relevant warrants and (ii) current market value of the number of shares the Company would be required to issue upon cashless warrant exercise on a relevant date in accordance with warrant contract requirements. The latter valuation, based on observable inputs (level 2), has been higher and reflects the pattern of the warrants exercise since the inception of the contract.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At each warrant exercise date and each accounting period end the warrant liability for the remaining unexercised warrants was marked-to-market value and the resulting gain or loss was recorded in consolidated statement of operations as a “Gain / (loss) on derivative liability revaluation” (and "Gain/(loss) on other warrants revaluation" for revaluation of warrants when they did not qualify as derivatives under ASC 815).

Preferred D Warrants

During the financial years ended September 30, 2023 and  September 30, 2022, the Company financed its activities mainly with proceeds from the June 7, 2022 Securities Purchase Agreement (Series D SPA). In accordance with Series D SPA, for every share of Series D Preferred Stock purchased, the investors received 185% (for the final $100 million voluntary investment right expiring June 30, 2023 - 110%) warrants (the “Preferred D Warrants”) exercisable for shares of common stock at an exercise price equal to the lower of the price at the execution date or the market price of common stock on the trading day immediately preceding the purchase notice date. The Preferred D Warrants were exercisable during a five-year period commencing upon issuance.

Over the course of the Series D SPA, from September 2022 to June 2023, the Company received approximately $382 million investment and issued to investors 10,837 Preferred D Warrants, approximately 353 million shares of Series D Preferred Stock, as well as 5,631 prefunded warrants and 2,673 common shares in lieu of Series D Preferred stock (hereinafter, the warrants and shares of common stock are presented giving effect to the reverse stock splits, see Note 1 – Description of business and basis of presentation).

During the year ended September 30, 2023, all prefunded warrants and 7,013 Preferred D Warrants were exercised for 24,459 shares of common stock. As of September 30, 2023, 3,824 Preferred D Warrants (recognized as liabilities in the consolidated balance sheets) exercisable into 14,380 shares of common stock with fair value of $64.7 million remained outstanding.

During the year ended September 30, 2024, all remaining Preferred D Warrants were exercised on a cashless basis for 55,530 shares of common stock (post reverse stock splits), and there are no more Preferred D Warrants outstanding as of September 30, 2024.

The contracts for the Preferred D Warrants contained cashless exercise provisions similar to the Warrants issued with the $50 Million Senior Secured Convertible Notes (see above), and management applied similar accounting treatment to the recognition, measurement, and presentation of these warrant liabilities, including approach to estimation of the fair value of Preferred D warrant obligations.

Qiantu Warrants

Warrants, issued to Qiantu Motor (Suzhou) Ltd. and their affiliates (herein “Qiantu”) in March 2023 were presented as other derivative liabilities as of September 30, 2023 in amount of $0.1 million. These liabilities were classified as having significant unobservable inputs (level 3) in the table below. The Qiantu warrants to purchase up to 36,149 shares of common stock at the price of $3.15 per share (number and price of shares is presented after application of down round provisions and giving effect to the reverse stock splits) expired on September 30, 2024.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below represent a summary of issuances, exercises and forfeiture of warrants described earlier. Information for the previous periods  may not be directly comparable due to a series of reverse stock splits executed by the Company over the past two financial years (see Note 1). In accordance with US GAAP, these reverse stock splits have been applied retroactively, reducing the number of warrant shares presented. Qiantu warrants represent the right to purchase 1 share of common stock. Preferred C, Preferred D and May 2024 Warrants can be exercised on a cashless basis into variable number of shares of common stock, see above.

	Preferred D Warrants	May 2024 SPA Warrants	Qiantu Warrants	Total
Number of outstanding warrants as of October 1, 2023	3,824	—	34	3,858

Number of warrants issued as part of financing transactions	—	248,908	—	248,908
Number of warrants exercised on a cashless basis	(3,824)	(77,361)	—	(81,185)
Downround adjustment	—	—	36,115	36,115
Number of warrants forfeited	—	—	(36,149)	(36,149)

Number of outstanding warrants as of September, 2024	—	171,547	—	171,547

	Preferred D Warrants	Preferred C Warrants	Qiantu Warrants	Total
Number of outstanding warrants as of October 1, 2022	66	2	—	68

Number of warrants issued as part of financing transactions	10,771	—	—	10,771
Number of warrants issued to vendors	—	—	34	34
Number of warrants exercised on a cashless basis	(7,013)	(2)	—	(7,015)
Number of warrants forfeited	—	—	—	—

Number of outstanding warrants as of September, 2023	3,824	—	34	3,858

Liabilities settlement agreement (SCC)

On May 13, 2024, the Company entered into a Settlement Agreement and Stipulation (the “SAA”) with Silverback Capital Corporation (“SCC”), pursuant to which the Company agreed to issue common stock to SCC in exchange for the settlement of an aggregate of $4.6 million (the “Settlement Amount”) to resolve outstanding overdue liabilities with different vendors.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 29, 2024, the Circuit Court of the Twelfth Judicial Circuit in and for Manatee County, Florida, entered an order approving, among other things, the fairness of the terms and conditions of an exchange pursuant to Section 3(a)(10) of the Securities Act in accordance with a stipulation of settlement, pursuant to the SSA between the Company and SCC.

Pursuant to the terms of the SSA approved by the Order, the Company agreed to issue to SCC shares (the “Settlement Shares”) of common stock. The price of the Settlement Shares was calculated as 75% of the average of the 3 lowest prices traded during the valuation period. The Settlement Agreement provided that the Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the Settlement Amount through the issuance of securities issued pursuant to Section 3(a)(10) of the Securities Act. The shares of common stock issuable under SSA did not require shareholder's approval and registration.

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

In connection with the SAA, from May 2024 to August 2024, the Company issued 63,812 Settlement Shares (giving effect to the reverse stock split) at fair value of $6.5 million to fully settle this liability.

Breakdown of items recorded at fair value on a recurring basis in consolidated balance sheets by levels of observable and unobservable inputs as of September 30, 2024 and on September 30, 2023 is presented below:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities recorded at fair value on a recurring basis	$79,742,180	$—	$79,742,180	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2023	(Level 1 )	(Level 2)	(Level 3)
Liabilities recorded at fair value on a recurring basis	$64,863,309	$—	$64,739,175	$124,134

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of all changes in warrants and other derivative liabilities is presented below:

Balance, September 30, 2023	$64,863,309
Derivative liabilities recognized upon issuance of convertible instruments	107,163,981
Other warrants recognized upon issuance of convertible instruments	25,861,900
Loss / (gain) on revaluation	(4,503,099)
Conversions of derivatives into common shares	(120,629,651)
Derivatives issued upon extinguishment of accounts payable	6,985,740
Balance, September 30, 2024	$79,742,180

Balance, September 30, 2022	$84,799,179
Derivative liabilities recognized upon issuance of convertible instruments	501,073,872
Derivative liability recognized upon authorized shares shortfall	11,978,166
Loss / (gain) on derivative liability revaluation	116,256,211
Reclassification of derivative liabilities to equity	(47,818,882)
Financing loss upon over-issuance of shares from warrants	8,934,892
Receivables upon over-issuance of shares from warrants	17,721,868
Conversions of warrants into shares of common stock	(628,081,997)
Balance, September 30, 2023	$64,863,309

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At a special meeting on January 25, 2023, stockholders approved the proposal to increase the Company’s authorized common stock capital from 1.75 billion to 5 billion shares. As of September 30, 2024, the Company had 5 billion shares of common stock authorized with $0.001 par value per share.

As described in detail in Note 1 - Description of Business and Basis of Presentation above, the Company has effectuated several reverse stock splits. All stock splits resulted in the reduction of shares of common stock issued and outstanding and did not affect authorized common stock or preferred stock. The Company had 4,577,306 and 28,718 shares of common stock (post reverse stock splits) issued and outstanding on September 30, 2024 and September 30, 2023, respectively.

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

Stockholder Rights Agreement and Series A-1 Junior Participating Preferred Stock

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

Under the terms of our Certificate of Incorporation, the Board may determine the rights, preferences, and terms of our authorized but unissued shares of Preferred Stock. Pursuant to the terms of its Second Amended and Restated Certificate of Incorporation, as amended, upon conversion of shares of Preferred Stock, such shares so converted are cancelled and not issuable. As of July 26, 2022, as a result of an amendment to its Certificate of Incorporation increasing its authorized Preferred Stock, the Company had 500,000,000 shares of Preferred Stock authorized with $0.001 par value per share, and as of September 30, 2024, pursuant to its terms of Preferred Stock conversion, the Company had remaining 126,263,159 shares of Preferred Stock authorized. The reverse stock splits (see Note 1 - Description of business and basis of presentation above) did not affect the number of shares of Preferred Stock authorized and outstanding, but the conversion ratios were proportionately adjusted to decrease the number of shares of common stock to be issued as a result.

	Authorized (available) initially, before conversions and other transactions	Remaining authorized (both outstanding and available) as of September 30, 2023	Remaining authorized (both outstanding and available) as of September 30, 2024
Preferred stock, total	500,000,000	127,474,458	126,263,159

Designated:
Preferred Series A	200,000	83,859	83,859
Preferred Series B	12,000,000	6,432,681	6,432,681
Preferred Series C	40,000,000	26,085,378	24,874,079
Preferred Series D	437,500,001	84,572,538	84,572,538
Preferred Series E	76,950	x	0
Series A-1 Junior Participating Preferred Stock	50,000	x	50,000

Remaining Blank Check (Undesignated) Preferred Authorized	x	10,300,002	10,250,002

The Company has designated Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock (see description below), Series E Preferred Stock (see a separate section below), Series AA Preferred Stock (cancelled, see below), and Series A-1 Junior Participating Preferred Stock (see Stockholder Rights Agreement above).

Transactions with Preferred Stock (other than Series E Preferred Stock which was not accounted for in permanent equity due to redemption provisions) during the years ended September 30, 2024 and September 30, 2023 are presented in the table below. For more information on extinguishment of Series C Preferred Stock and issuance of Series E Preferred Stock, please see section Series E Preferred Stock below.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series C		Series D		Series AA		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 1, 2022	1,924	$2	1,360,321	$1,360	4,359,652	$4,359	—	$—	5,721,897	$5,721
Issuance of preferred stock, common stock and prefunded warrants in lieu of preferred stock	—	—	—	—	273,363,635	273,364	—	—	273,363,635	273,364
Issuance of common stock for conversion of preferred stock and dividends	(1,276)	(1)	(148,564)	(148)	(277,360,190)	(277,360)	—	—	(277,510,030)	(277,509)
Preferred shares series AA issued to officers	—	—	—	—	—	—	1	—	1	—
Preferred shares series AA refund	—	—	—	—	—	—	(1)	—	(1)	—
Balance, September 30, 2023	648	$1	1,211,757	$1,212	363,097	$363	—	$—	1,575,502	$1,576

Balance, October 1, 2023	648	$1	1,211,757	$1,212	363,097	$363	—	$—	1,575,502	$1,576
Extinguishment of Series C P/S by issuance of Series E P/S	—	—	(1,211,299)	(1,212)	—	—	—	—	(1,211,299)	(1,212)
Balance, September 30, 2024	648	$1	458	$—	363,097	$363	—	$—	364,203	$364

Series E Preferred Stock

On May 31, 2024, the Company entered into the Settlement Agreement and Release with certain investor, pursuant to which the Company issued $3.0 million of, or 76,923, shares of the Company’s Series E Preferred Stock in exchange for the cancellation of 1,211,299 shares of the Company’s Series C Preferred Stock held by Ault Lending. Pursuant to the terms of the Certificate of Designation, such shares of Series C Preferred Stock, including undeclared dividends, had a redemption value of approximately $14.9 million.

Series E Preferred Stock generally has the following terms:

Conversion and Exchange. The Series E Preferred Stock is convertible at the option of each holder at any time into the number of shares of Common Stock, determined by dividing the Series E Original Issue Price by the Series E Conversion Price in effect on the date of conversion. “Series E Original Issue Price” means $39.00 per share for each share of the Series E Preferred Stock (as adjusted for any stock splits, stock dividends, combinations, recapitalization, or the like with respect to the Series E Preferred Stock). The initial “Series E Conversion Price” was $3.90 per share, subject to adjustment. Based on this formula, each share of Series E Preferred Stock was convertible into 10 shares of Common Stock before reverse stock split. If any shares of Series E Preferred Stock are converted, redeemed, or reacquired by the Company, such shares may not be reissued and will automatically be retired and canceled. The Series E Preferred Stock will not be convertible by a holder to the extent that such holder or any of its affiliates would beneficially own in excess of 9.99% of the Common Stock.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Voting Rights

Holders of the Series E Preferred Stock are entitled to vote on an as-converted-to-Common-Stock basis, have full voting rights and powers equal to the voting rights and powers of the holders of the Common Stock, and are entitled to vote together with the Common Stock with respect to any question upon which holders of Common Stock have the right to vote. In addition, approval of holders of a majority of the shares of Series E Preferred Stock, voting as a separate class, is required to (i) alter or change the powers, preferences, or rights of the Series E Preferred Stock to affect them adversely, (ii) amend the Certificate of Incorporation or other charter documents in a manner adverse to the holders of Series E Preferred Stock, (iii) increase the number of authorized shares of Series E Preferred Stock, or (iv) enter into any agreement with respect to any of the foregoing.

Dividends. Holders of the Series E Preferred Stock are entitled to receive dividends on shares of Series E Preferred Stock equal (on an as-if-converted-to-Common-Stock basis, disregarding for such purpose any conversion limitations hereunder) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends will be paid on shares of Series E Preferred Stock.

Liquidation, Dissolution, and Winding Up. In the event of any Liquidation Event (as defined in the Certificate of Designation), the holders of the Series E Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Common Stock, but subject to and after the distribution of proceeds to the Series A preferred stock, Series C preferred stock and Series D preferred stock, by reason of their ownership thereof, an amount per share equal to the Series E Original Price (as described above), plus declared but unpaid dividends on such share.

In accordance with the Settlement Agreement, Series E holders, at their discretion, were also permitted to exchange, pursuant to Section 3(a)(9) of the Securities Act, or any other applicable securities exemption, some or all of the shares of Series E Preferred Stock for an equal dollar amount of Notes and Warrants pursuant to additional investment rights of the Securities Purchase Agreement. For more information on these Notes and Warrants, see Note 7 - Debt, $50 Million Senior Secured Convertible Notes and Warrants, and Note 8 – Warrants and other derivative liabilities and fair value measurements.

The Series E Preferred Stock were initially recognized at fair value of $8.6 million (classified as Level 3 of the fair value hierarchy). As the Notes and Warrants conversion (exchange) option fair value significantly exceeded the fair value of the conventional conversion option, and the value of other rights available to Series E Preferred Stockholders was not likely to exceed this difference, the fair value of Series E Preferred Stock on initial recognition was determined based on fair value of the Notes and Warrants conversion (exchange) option, similarly to calculating fair value of warrants issued under the Securities Purchase Agreement (see Note 8 - Warrants and other derivative liabilities and fair value measurements).

The difference between the carrying amount of extinguished Series C Preferred Stock and the fair value of issued Series E Preferred Stock was recognized as reduction of additional paid-in capital and decreased losses per share (see Note 10 - Loss per share).

In July 2024, all 76,923 shares of Series E Preferred Stock were exchanged for Senior Secured Convertible Notes with an initial aggregate principal amount of $3.2 million, or $3.0 million including the 5% original issue discount, and 11,504 Warrants (giving effect to reverse stock splits) with fair value of $6.2 million (see Note 8 – Warrants and other derivative liabilities and fair value measurements). There are no Series E Preferred Stock shares outstanding as of September 30, 2024.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Redemption Rights

The shares of Preferred Stock (hereinafter - other than Series E Preferred Stock) are not subject to mandatory redemption.

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

Year 3: Redemption at 115% of the Redemption Price

Year 4: Redemption at 110% of the Redemption Price

Year 5: Redemption at 105% of the Redemption Price

Year 6 and thereafter: Redemption at 100% of the Redemption Price

The Series C Preferred Stock and Series D Preferred Stock are redeemable by the Company for a Redemption price per share equal to the Issue Price ($8.84 for Series C Preferred Stock and $0.4379 for the remaining Series D Preferred Stock), plus all unpaid accrued and accumulated dividends on such share (whether or not declared), provided: (A) the Preferred Stock has been issued and outstanding for a period of at least one year, (B) the issuance of the shares of common stock underlying the Preferred Stock has been registered pursuant to the Securities Act and such registration remains effective, and (C) the trading price for the common stock is less than the Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market.

Dividends

The holders of Series A and Series B Preferred Stock are entitled to non-cumulative dividends if declared by the Board of Directors. The holders of the Series A Preferred Stock and Series B Preferred Stock participate on a pro rata basis (on an “as converted” basis to common stock) in any cash dividend paid on common stock. No dividends have been declared or paid since issuance of these shares.

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

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the common stock. The amount of Series D Preferred Stock dividends accumulated as of  September 30, 2024 was approximately $0.5 million.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

he Company may elect to pay dividends for any month with a payment-in-kind (“PIK”) election if (i) the shares issuable further to the PIK are subject to an effective registration statement, (ii) the Company is then in compliance with all listing requirements of NASDAQ and (iii) the average daily trading dollar volume of the Company’s common stock for 10 trading days in any period of 20 consecutive trading days on the NASDAQ is equal to or greater than $27.5 million.

Liquidation, Dissolution, and Winding Up

In the event of any Liquidation Event, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series D Original Issue Price ($0.4379 per share in respect of the outstanding Series D Preferred Stock) plus declared but unpaid dividends (none declared but unpaid dividends on September 30, 2024 and 2023).

In the event of any Liquidation Event, the holders of the Series B Preferred Stock will be entitled to receive, after full execution of rights of the Series D Preferred Stockholders, and prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends (none declared but unpaid dividends on September 30, 2024 and 2023).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock and Series B Preferred Stock, the holders of the Series C Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price ($8.84 per share) plus declared but unpaid dividends (none declared but unpaid dividends on September 30, 2024 and 2023).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any proceeds to the holders of the common stock, by reason of their ownership thereof, $1.29 per share of each share of the Series A Preferred Stock, plus declared but unpaid dividends on such share ( none declared but unpaid dividends on September 30, 2024 and 2023). “Liquidation Event” is as defined in the Certificate of Incorporation and, subject to certain exceptions, includes a sale or other disposition of all or substantially all of the Company’s assets, certain mergers, consolidations, and transfers of securities, and any liquidation, dissolution or winding up of the Company.

Conversion

The details on conversion rights of Preferred Stock are presented in the following table:

Class	Number of Shares	As converted to common stock	Votes/Share	Number of Votes
Series A Preferred Stock	648	4	One/share on an as-converted to common basis	4
Series B Preferred Stock	—	—	One/share on an as-converted to common basis	—
Series C Preferred Stock	458	1	One/share on an as-converted to common basis	1
Series D Preferred Stock	363,097	1	One/share, only protective voting	363,097
Series E Preferred Stock	—	—	One/share on an as-converted to common basis	—

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

Voting Rights

The holders of shares of common stock and Series A, Series B, Series C and Series E Preferred Stock at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders; provided, however, that, any proposal which adversely affects the rights, preferences and privileges of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series E Preferred stock, as applicable, must be approved by a majority in interest of the affected series of Preferred Stock, as the case may be.

Each holder of common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series E Preferred stock has the right to one vote for each share of common stock into which such Preferred Stock, as applicable, could be converted. Each holder of Series A Preferred had the right to 1,000 votes per share held of record by such holder which terminated on November 5, 2024.

The holders of Series D Preferred Stock have no voting rights except for protective voting rights (one vote for each share) in cases such as approval of a liquidation event, authorization of the issue of securities having a preference over or parity with the Series D Preferred Stock with respect to dividends, liquidation, redemption or voting, entering a merger or consolidation, etc.

Equity Line of Credit and ELOC Commitment Fees

On May 21, 2024, the Company entered into the Equity Line of Credit (ELOC) Purchase Agreement with Esousa LLC (the "Investor"), pursuant to which the Investor agreed to purchase from the Company, at the Company’s direction from time to time, in its sole discretion, from and after July 5, 2024, and until the earlier of (i) the 36-month anniversary of the Commencement Date of July 16, 2024, or (ii) the termination of the ELOC Purchase Agreement in accordance with the terms thereof, shares of Common Stock, having a total maximum aggregate purchase price of $150 million, upon the terms and subject to the conditions and limitations set forth below. In connection with the ELOC Purchase Agreement, the Company also entered into a registration rights agreement, pursuant to which the Company agreed to file a registration statement and any additional registration statements, with the SEC covering the resale of the shares of the Company’s Common Stock issued to Investor pursuant to the ELOC Purchase Agreement.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On July 5, 2024, the SEC declared effective a registration statement on Form S-1 registering 750,000 shares (giving effect to reverse stock splits) that can be issued in connection with the ELOC Purchase Agreement. On July 9, 2024, shareholders of the Company ratified the issuance of shares in excess of the 20% Exchange Cap.

As consideration for its commitment to purchase the Company’s common stock under the ELOC Purchase Agreement, the Company agreed to issue shares of common stock equivalent to $6.0 million (presented as “Other financing costs - ELOC commitment fee” in the consolidated statement of operations for the year ended September 30, 2024). In August and September 2024, the Company fully settled the commitment fee by issuing 247,934 shares of common stock (giving effect to reverse stock splits).

In October 2024, after the balance sheet date, the Company issued 502,066 shares in accordance with the ELOC Purchase Agreement and received $1 million proceeds. The Company can continue to access the ELOC if it files another registration statement with the SEC.

Noncontrolling interest

See details in the Note 16 - Noncontrolling interest.

NOTE 10 – LOSS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income allocated to common stockholders by the weighted-average shares of common stock outstanding. Diluted EPS is computed by dividing income allocated to common stockholders plus dividends on dilutive convertible preferred stock by the weighted-average shares of common stock outstanding plus amounts representing the dilutive effect of outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable. For the fiscal years ended September 30, 2024 and 2023, outstanding warrants, convertible debt and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.”

The following table presents the reconciliation of net loss attributable to common stockholders to net loss used in computing basic and diluted net income per share of common stock (giving effect to the reverse stock splits – see Note 1 - Description of business and basis of presentation):

	Year Ended September 30,
	2024	2023
Net loss attributable to common stockholders	$(457,058,901)	$(972,254,582)
Less: preferred stock dividends waived/(accrued)	(90,431)	7,360,397
Less: fair value of common stock issued to avoid fractional shares on reverse stock split (see Note 1 - Description of business and basis of presentation)	(5,208,383)	—
Less: financial result from exchange of Series C P/S for Series E P/S (see Note 9, Series E Preferred Stock section)	(8,604,029)	—
Net loss used in computing basic net loss per share of common stock	$(470,961,744)	$(964,894,185)

Net loss per share	$(1,425.61)	$(157,405.25)

Weighted average shares outstanding, basic and diluted	330,358	6,130

Net loss per share, reported previously, before adjusting to reverse stock split effectuated in September 2024, see Note 1 - Description of business and basis of presentation	N/A	$(1,574.14)

Weighted average shares outstanding, basic and diluted, reported previously, before adjusting to reverse stock split effectuated in September 2024, see Note 1 - Description of business and basis of presentation	N/A	612,964

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 –SHARE-BASED COMPENSATION

The Company has an equity incentive plan that is a part of annual discretionary share-based compensation program for consultants, employees, directors, and officers. The Company has been issuing new shares of common stock under the share-based compensation programs, and cash has not been used to settle equity instruments granted under share-based payment arrangements. The remaining number of shares reserved for awards equity instruments under the Equity Incentives Plan to both employees and consultants on September 30, 2024 was 20,449,704 shares of common stock. The remaining number of shares reserved for awards to CEO under the Performance Stock Award Agreements on September 30, 2024 was 460,479 shares of common stock.

	For the year ended September 30,
Composition of Share-Based Compensation Expense	2024	2023
CEO share based performance awards, including liability revaluation	$(7,568,874)	$54,065,770
Share-based compensation to employees and directors	11,847,127	11,689,742
Share-based compensation to consultants (equity-classified)	3,676,737	7,367,107
Share-based compensation to consultants (liability-classified)	32,477,698	12,319,250
Total share-based compensation expense	$40,432,688	$85,441,869

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

The costs (income) recognized within the line item "CEO share based performance award liability revaluation" in the table above represent both actual issuances of common stock under PSA Agreements and revaluation of these provisions for future probable awards. This share-based compensation is accrued over the service term when it is probable that the milestone will be achieved. The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, the current market price of the common stock, and on the number of shares of common stock outstanding - until the shares have been issued or until the fulfillment of the milestone requirements is no longer probable. The CEO share based performance award liability revaluation for the year ended September 30, 2024 led to income recognition ($(7.6) million versus costs of $54.1 million during the year ended September 30, 2023) primarily due to reassessment of probability of milestones and market capitalization decline of the Company, and relevant decrease of the provision as of  September 30, 2024 versus provision as of  September 30, 2023.

The milestones per 2022 PSA Agreement (all milestones have either been achieved or expired by September 30, 2024):

●

Vehicle Delivery Milestones: For each of the following five vehicle delivery milestone that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal to 2% of the Company’s then-current total issued and outstanding shares of common stock: (i) Delivery of the Company’s Class One Van to customers for a pilot program under the captured fleet exemption by the end of December 2022 (achieved, see below); (ii) Procuring full USA certification and homologation (or vehicle approval process) for the sale and delivery of its Class One Van by end of August 2023 (expired); (iii) Full USA certification and homologation of the Dragonfly RS sports car by August 2024 (expired); (iv) Producing a drivable prototype of its Mullen 5 vehicle for consumers to test by end of October 2023 (achieved, see below); and (v) Producing a drivable prototype of its Mullen 5 RS High Performance vehicle for consumers to test by end of January 2023 (expired).

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 27, 2022, the Company joined the Russell 2000 and 3000 Indexes.

By September 30, 2023, the Company raised more than $400 million through the issuance of preferred stock, prefunded warrants and common stock in lieu of preferred stock and other warrants. By  July 31, 2024 (expiration date of the milestone), the Company raised additional funds so that accumulated raised capital exceeded $100 million (mainly through the issuance of convertible notes and warrants), and relevant milestone shares are due as of September 30, 2024.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The milestones per 2023 PSA Agreement:

●

Vehicle Completion Milestones: For each vehicle completion Milestone set forth below that is satisfied within the performance period specified, the Company will issue to Mr. Michery a number of shares of common stock equal to 3% of Mullen’s then-current total issued and outstanding shares of common stock: (i) Procuring full USA certification and homologation of its Class Three Van by end of December 2023 (expired); (ii) Full USA certification and homologation of the Bollinger B1 sports car by end of June 2025; and (iii) Full USA certification and homologation of the Bollinger B2 sports car by end of June 2025.

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

On February 26, 2024, the Company began Class One EV cargo van road testing with the integrated solid-state polymer battery pack.

On November 21, 2024, the Company announced to the public that utilizing equipment, inventory, and intellectual property for high-volume battery pack and module production acquired as part of its Romeo assets acquisition (see below), it had integrated these assets into the Company’s Monrovia, California facility, enhancing production capabilities and reducing supplier dependency. Battery lines include High-volume standard battery chemistry line, High-precision, low-volume standard chemistry R&D line, High-precision, low-volume solid-state polymer R&D line and in progress, High-volume standard chemistry battery line.

Shares to be issued pursuant to the Company meeting these two milestones are recognized as a liability in the consolidated balance sheets as of September 30, 2024.

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

In accordance with management’s estimate, all other milestones per 2023 PSA Agreement as of September 30, 2023 are considered probable (and relevant provision as of September 30, 2024 has been recognized), except for the Vehicle Completion Milestones.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CEO Performance Award Table (from inception of the PSA Agreements)

Date approved by BOD	Milestone	% of O/S Shares	Shares O/S (*)	Shares Issued / due (*)	Stock Price (*)	Stock Compensation ($) (**)
9/21/2022	PSA2022. Russell Index Tranche	2%	214	5	$789,160	$3,945,799
Total shares issued during the fiscal year ended 9/30/2022				5		$3,945,799
10/12/2022	PSA2022. Features Milestone	5%	399	20	561,054	11,221,088
11/9/2022	PSA2022. Non-USA Distribution	2%	548	11	604,383	6,648,217
11/30/2022	PSA2022. Capital Benchmark (>$200 mln)	2%	640	13	442,545	5,753,090
12/16/2022	PSA2022. USA Distribution	2%	753	16	635,124	10,161,979
2/16/2023	PSA2022. Vehicle Delivery - Pilot	2%	371	8	709,128	5,673,024
6/13/2023	PSA2022. Capital Benchmark (>$300 mln)	1%	2,926	30	20,185	605,542
7/5/2023	PSA2022. Capital Benchmark (>$400 mln)	1%	7,149	72	5,262	378,877
Total shares issued during the fiscal year ended 9/30/2023				170		$40,441,817
10/10/2023	PSA2022. Vehicle Delivery - Mullen 5	2%	18,441	369	2,671	985,468
10/10/2023	PSA2023. Accelerated development milestone	2%	24,848	497	2,672	1,327,840
Total shares issued during the fiscal year ended 9/30/2024				866		$2,313,308
12/23/2024	PSA2022. Capital Benchmark (>$500 mln)	1%	228,648	2,286	1.20	2,744
12/23/2024	PSA2023. Battery development #2 (Class 1)	2%	70,576	1,411	1.20	1,693
12/23/2024	PSA2023. Battery development #1 (Advanced)	2%	9,958,323	199,166	1.20	238,999
Total shares issued or to be issued after 9/30/2024				202,863		$243,436
Total shares issued or to be issued				203,904		$46,944,360

(*) The number of outstanding shares, shares issued and the stock price have been retroactively adjusted giving effect to reverse stock splits, see Note 1 - Description of business and basis of presentation. The number of shares issued for each milestone as presented in the table may not equal the product of the percentage of outstanding shares for such milestone, due to the rounding up of fractional shares as a result of each reverse stock split.

(**) Compensation amounts do not reflect cash amounts actually received by the CEO. Amounts reported only represent fair value of common stock awarded computed in accordance with FASB ASC Topic 718 (i.e., market price of the shares on the date immediately preceding the date when the shares were issued). The weighted-average grant-date fair value of awards actually issued during the year, was $1.1 million and $3.7 million during the years ended September 30, 2024 and 2023, respectively.  As of September 30, 2024, the provision for future awards under both PSA Agreements amounted to approximately $1.6 million representing the earned part of all awards considered probable. A part of this provision in the amount of $0.4 million is presented within non-current liabilities as the achievement is expected later than 12 months after the balance sheet date.

Total remaining compensation cost related to nonvested share-based compensation milestones granted under the Plans will depend on probability of the milestones' achievement, market price of the shares, and the number of shares of common stock outstanding on the day a milestone is achieved. If the market price ($3.15) and the number of shares of common stock outstanding on September 30, 2024 (4,577,306) remained constant and all milestones considered probable were actually achieved, these remaining compensation cost would amount to $0.9 million; the weighted-average period over which these costs are expected to be recognized after the balance sheet date is 11 months.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employees of the Company

Employees of the Company, including officers, are entitled to a number of shares of common stock specified in relevant offer letters and employment contracts and subject to the approval of our Board of Directors Compensation Committee. The total expense of share awards to employees represents the grant date fair value of the relevant number of shares to be issued. It is recognized, in correspondence with additional paid-in capital, over the service period. Awards to the majority of employees vest on the first or the second employment anniversary of the employee - the weighted average vesting period is 14 months. The weighted-average grant-date fair value of awards granted to employees per employment contracts, was $6 thousand and $2 thousand during the years ended September 30, 2024 and 2023, respectively. The weighted-average grant-date fair value of additional awards granted to employees, was $0.2 million and $0.1 million during the years ended September 30, 2024 and 2023, respectively. The majority of awards to employees are equity-classified. The liability related to liability classified stock-based compensation contracts with employees amounts to $0.1 million on September 30, 2024. Total remaining unrecognized compensation costs related to nonvested awards to these employees amount to $0.2 million. The weighted-average period over which these costs are expected to be recognized is 6 months.

		Weighted
	Number of	average grant date
Awards granted to employees: one time issuance on employment anniversary (*)	shares	fair value of shares
Nonvested at the beginning of the year	965	$456.17
Vested at the beginning of the year	95	46,728
Granted during the year	4,300	104.65
Vested during the year	874	948.13
Forfeited during the year	(551)	261.33
Issued during the year	(15)	101,406
Nonvested at the end of the year	3,840	$84.01
Vested at the end of the year	954	$3,927

(*) The number of shares, and the stock price have been retroactively restated giving effect to reverse stock splits, see Note 1 - Description of business and basis of presentation. Stock based compensation costs, recognized by the Company during the year, may not equal product of the shares and fair value in in this table, due to rounding up after adjusting to reverse stock splits. Information for the previous period(s) may not be directly comparable due to a series of reverse stock splits executed by the Company over the past two financial years, with a total combined ratio of 1:2,250,000. In accordance with US GAAP, these reverse stock splits have been applied retroactively, reducing the number of shares while proportionally increasing the share price.

Several members of management and officers are entitled to the same number of common stock specified in their employment contracts on every anniversary as long as they continue to serve. The grant fair value in this case is also based on the employment date. Therefore, these annual stock-based compensation costs are fixed throughout the employment period of each employee, unless modified subsequently. Total stock-based compensation costs of this type amounted to $5.8 million in the year ended September 30, 2024, and will amount to $5.8 million in each subsequent year unless entitled employees change or their contracts are modified.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted
	Number of	average grant date
Awards granted to management: issuances on every employment anniversary (*,**)	shares	fair value of shares
Nonvested at the beginning of the year	9	$11,447,960
Vested at the beginning of the year	7	12,019,189
Granted during the year	9	11,447,960
Vested during the year	9	11,447,960
Forfeited during the year	-	-
Issued during the year	(13)	11,569,473
Nonvested at the end of the year	9	$11,447,960
Vested at the end of the year	3	$10,793,259

(*) The number of shares, and the stock price have been retroactively restated giving effect to reverse stock splits, see Note 1 - Description of business and basis of presentation. Stock based compensation costs, recognized by the Company during the year, may not equal product of the shares and fair value in in this table, due to rounding up after adjusting to reverse stock splits. Information for the previous period(s) may not be directly comparable due to a series of reverse stock splits executed by the Company over the past two financial years, with a total combined ratio of 1:2,250,000. In accordance with US GAAP, these reverse stock splits have been applied retroactively, reducing the number of shares while proportionally increasing the share price.

(**) Information is presented for a 12-month period, see comments above.

During the year ended September 30, 2024, in lieu of the shares as per employment contract, Chief Financial Officer of the Company received an option, vested immediately, to purchase 3,000 shares of common stock of the Company at the exercise price of $486 (there is also a cashless exercise provision). The option has not been exercised by September 30, 2024, and, unless exercised later, will expire on 5/16/2029. In accordance with the Black Scholes formula, the Company estimated fair value of this grant to be $1.6 million (level 3 fair value measurement based on Black Scholes formula) on the grant date. The option has not been exercised yet.

Furthermore, during the year ended September 30, 2024, the Board of Directors of the Company awarded additional shares to certain employees and managers:

Additional shares awarded to management and employees during the year (*)	Number of shares	Weighted average grant date fair value of shares
Granted during the year	3,562	$617
Vested during the year	3,562	617
Issued during the year	(3,286)	(622)
Vested at the end of the year	276	$560

(*) The number of shares, and the stock price have been retroactively restated giving effect to reverse stock splits, see Note 1 - Description of business and basis of presentation. Stock based compensation costs, recognized by the Company during the year, may not equal product of the shares and fair value in in this table, due to rounding up after adjusting to reverse stock splits. Information for the previous period(s) may not be directly comparable due to a series of reverse stock splits executed by the Company over the past two financial years, with a total combined ratio of 1:2,250,000. In accordance with US GAAP, these reverse stock splits have been applied retroactively, reducing the number of shares while proportionally increasing the share price.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has also accrued a liability (presented within "Accrued expenses and other current liabilities" in the consolidated balance sheets) in an amount of  $0.2 million (or  67,268 shares of common stock at market price on  September 30, 2024) to compensate employees for delay with the issuance of common stock per relevant offer letters and employment contracts.

Consultants

From time to time the Company also issues share-based compensation to external consultants providing consulting, marketing, R&D, legal and other services. The weighted average term of such contracts is 6 months. The number of shares specified within the individual agreements, or a monetary value of those shares, if applicable, is usually negotiated by our Chief Executive Officer and approved by the Board.

These costs are generally presented as professional fees within general and administrative, and certain qualifying costs may be presented as part of research and development expenses ($0.4 million in the year ended September 30, 2024, and $5.0 million in the year ended September 30, 2023). A part of these share-based awards is classified as equity and accounted for, similar to stock-based compensation to employees. Another part of the Company’s share-based awards to consultants is classified as liabilities, mainly if the number of shares a consultant is entitled to is predominantly based on monetary value fixed in the contract. An accrued part of liability, in this case, is revalued each period based on the part of the services performed and the market price of the shares of common stock of the Company until a sufficient number of shares is issued. The liability to consultants as of  September 30, 2024 amounted to $0.1 million (none as of September 30, 2023). Total value of share-based liabilities settled in stock during the years ended September 30, 2024 and 2023, was $32.4 million and $13 million, respectively. The Company generally practices prepayment for future services of the consultants by unrestricted shares of common stock. In this case, a prepaid asset is recognized on the balance sheet and is amortized over the period the consultant is delivering their services to the Company. These prepaid costs were $3.3 million as of  September 30, 2024 ($5.1 million as of  September 30, 2023) and this amount represents the total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan to non-employees. The weighted-average period over which these costs are expected to be recognized after the balance sheet date is 4 months.

The weighted-average grant-date fair value of awards granted to consultants during the year and classified as equity, was $1.2 million and $0.3 million during the years ended September 30, 2024 and 2023, respectively. The weighted-average grant-date fair value of awards granted to consultants during the year and classified as liability, was $0.8 million and $0.7 million during the years ended September 30, 2024 and 2023, respectively.

		Weighted
	Number of	average grant date
Awards granted to consultants: classified as equity (*)	shares	fair value of shares
Nonvested at the beginning of the year	10	$5,600
Granted during the year	353,740	12
Vested during the year	(53,750)	13
Forfeited during the year	—	—
Nonvested at the end of the year	300,000	$12
Prepaid in vested stock but not amortized by the end of the year	-	$-
Granted during the previous year	70	$86,174
Vested during the previous year	(80)	$76,127

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(*) The number of shares, and the stock price have been retroactively restated giving effect to reverse stock splits, see Note 1 - Description of business and basis of presentation. Stock based compensation costs, recognized by the Company during the year, may not equal product of the shares and fair value in in this table, due to rounding up after adjusting to reverse stock splits. Information for the previous period(s) may not be directly comparable due to a series of reverse stock splits executed by the Company over the past two financial years, with a total combined ratio of 1:2,250,000. In accordance with US GAAP, these reverse stock splits have been applied retroactively, reducing the number of shares while proportionally increasing the share price.

		Weighted
	Number of	average grant date
Awards granted to consultants: classified as liability (*)	shares	fair value of shares
Nonvested at the beginning of the year	—	$—
Granted during the year	3,279,583	29
Vested during the year	(944,877)	(34)
Forfeited during the year	—	—
Nonvested at the end of the year	2,334,706	$3
Prepaid in vested stock but not amortized by the end of the year	157,860	$21
Granted during the previous year	1,029	$20,778
Vested during the previous year	(1,029)	$20,778

(*) The number of shares, and the stock price have been retroactively restated giving effect to reverse stock splits, see Note 1 - Description of business and basis of presentation. Stock based compensation costs, recognized by the Company during the year, may not equal product of the shares and fair value in in this table, due to rounding up after adjusting to reverse stock splits. Information for the previous period(s) may not be directly comparable due to a series of reverse stock splits executed by the Company over the past two financial years, with a total combined ratio of 1:2,250,000. In accordance with US GAAP, these reverse stock splits have been applied retroactively, reducing the number of shares while proportionally increasing the share price.

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	September 30, 2024	September 30, 2023
Provision for settlement expenses and legal fees	$37,913,255	$29,763,627
Tax payables	5,493,558	2,849,346
Accrued payroll	2,447,372	2,406,650
Accrued interest	2,395,190	1,548,724
Refund liability	763,160	652,200
Dividend payable	492,290	401,859
Accrued expense - other	2,107,341	3,988,382
Total	$51,612,166	$41,610,788

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - LIABILITY TO ISSUE STOCK

The liability to issue stock on  September 30, 2024 (current liability in the amount of $1.8 million and non-current liability in the amount of $0.4 million) represents CEO incentive award provision to be settled in shares of common stock upon the achievement of specific targets (current liability in the amount of $1.3 million and non-current liability in the amount of $0.4 million), liability to Directors of the Company ($0.1 million), employees ($0.2 million), as well as certain liability-classified contracts with consultants (current liability in the amount of $0.1 million) and other parties (current liability in amount of $0.1 million). The liability on  September 30, 2023 (current liability in amount of $9.9 million and non-current liability in amount of $1.8 million) mainly represents CEO incentive award provision to be settled in shares of common stock upon achievement of specific targets, see Note 11 - Share-based compensation for more details.

NOTE 14 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consists of the following:

	September 30,	September 30,
	2024	2023
Buildings	$50,007,998	$48,081,466
Machinery and equipment	41,968,053	27,861,452
Construction-in-progress	3,183,451	5,180,642
Land	3,065,757	3,040,303
Other fixed assets	6,380,587	2,824,165
Total cost of assets excluding accumulated impairment	104,605,846	86,988,028
Less: accumulated depreciation	(22,425,580)	(4,955,243)
Property, Plant, and Equipment, net	$82,180,266	$82,032,785

Due to unfavorable market conditions, decline of the market prices of the Company’s common stock, and budgeted performance misses compared to the budgets prepared previously, we have tested long-lived asset for recoverability both for the year ended September 30, 2024, and the year ended September 30, 2023. The tests were performed with assistance of independent professional appraisers using both discounted cash flow method and guideline public company method. Additionally, fair value of real property (classified in Level 3 of the fair value hierarchy) was estimated under market approach.

Impairment tests performed as of  September 30, 2024 did not result in recognition of impairment, except for $4.2 million impairment of assets (presented as construction-in-progress in the table above and related to Mullen Commercial segment - see Note 21 - Segment information) recorded due to insufficient financing available to finish relevant projects.

Impairment tests performed for the year ended September 30, 2023 did not result in recognition of impairment in respect of the property, plant, and equipment of the Bollinger's segment, but impairment loss in amount of $13.5 million has been recognized in respect of the property, plant, and equipment of the Mullen Commercial segment: primarily construction-in-progress, and machinery and equipment, and show room assets. Their accumulated depreciation in amount of $6.0 million was derecognized in correspondence with initial cost to present the new cost basis of these assets in accordance with ASC 360.

Depreciation expense related to property, plant, and equipment for the years ended September 30, 2024 and 2023 was $17.6 million and $8.0 million, respectively.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 – OTHER NON-CURRENT ASSETS

	September 30, 2024	September 30, 2023
Other Noncurrent Assets
Lease security deposits	3,178,870	960,502
Total Other Assets	$3,178,870	$960,502

NOTE 16 – NONCONTROLLING INTEREST

On September 7, 2022, the Company acquired approximately 60% of the outstanding shares of Bollinger Motors, Inc. Noncontrolling interest recognized as of the acquisition date amounted to $99 million through a series of purchase agreements. Up to September 30, 2023, the noncontrolling interest decreased to $63.9 million due to allocation of losses of the subsidiary.

Per the Stock purchase agreement signed on July 26, 2024 (Effective date), the Company, as part of activities to launch production in the Bollinger segment, invested an additional $12.7 million in newly issued shares of the subsidiary, increasing controlling interest of the owners of the Company to 66% on a fully diluted basis. This investment has been eliminated in the consolidated statement of cash flows but decreased noncontrolling interest in the consolidated balance sheets by $3 million, see table below.

Over the next 18 months following the Effective Date, the Company has the right to purchase additional shares of Bollinger for $23.4 million, further increasing the share of the Company to 73.4% on a fully diluted basis. Also, during the next 36 months following the Effective Date, the Company shall have the right to purchase up to 100% of the total number of shares of Common Stock subject to any Committed Third Party Financing (as defined in the agreement) at a purchase price that is 75% of the purchase price offered in such Committed Third Party Financing and otherwise on the same terms and conditions provided for in the Committed Third Party Financing.

Changes of the noncontrolling interest during the years ended September 30, 2024 and 2023 are disclosed in the tables below:

Noncontrolling interest as of October 1, 2023	$63,855,573
Changes due to net losses of the subsidiary	(48,767,650)
Changes due to additional investments of the Company	(3,077,774)
Noncontrolling interest as of September 30, 2024	$12,010,149

Noncontrolling interest as of October 1, 2022	$98,259,819
Changes due to net losses of the subsidiary	(34,404,246)
Noncontrolling interest as of September 30, 2023	$63,855,573

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below presents information regarding our lease assets and liabilities.

	September 30, 2024	September 30, 2023
Assets:
Operating lease right-of-use assets	$3,041,485	$5,249,417
Liabilities:
Operating lease liabilities, current	(2,893,967)	(2,134,494)
Operating lease liabilities, noncurrent	(11,648,662)	(3,566,922)
Total lease liabilities	$(14,542,629)	$(5,701,416)

Weighted average remaining lease terms:
Operating leases (in years)	5.1	4.0

Cash paid for amounts included in the measurement of lease liabilities for the fiscal years then ended	$3,310,845	$3,168,567

Operating lease costs:	For the fiscal year ended September 30,
	2024	2023
Fixed lease cost	$5,646,859	$3,318,326
Variable and short-term lease cost	462,339	250,499
Sublease income	(573,673)	(362,126)
Total operating lease costs	$5,535,525	$3,206,699

During the year ended September 30, 2024, we recognized impairment of right-of-use assets in the amount of $11.5 million (none during the year ended September 30, 2023) mainly due to insufficient future cash flows to cover carrying amount of the relevant assets.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Commitments

Our leases primarily consist of land, land and building, or equipment leases. Our lease obligations are based upon contractual minimum rates. Most leases provide that we pay taxes, maintenance, insurance and operating expenses applicable to the premises. Weighted average discount rate used in discounting operating lease liabilities is 28%. The following table reflects maturities of operating lease liabilities as of  September 30, 2024, as well as reconciliation of undiscounted cash flows per lease contracts to carrying amount of the lease liabilities:

Years ending September 30,
2025	$6,421,692
2026	5,022,623
2027	5,000,409
2028	4,828,305
2029	1,358,041
Thereafter	5,994,883
Total lease payments	$28,625,953
Less: imputed interest	(14,083,324)
Carrying amount of lease liabilities	$14,542,629

NOTE 18 – INCOME TAXES

The Company and its less than 100% owned subsidiaries are filing separate tax returns, and we calculate the provision for income taxes by using a "separate" return method. Section 174 capitalization and R&D credits are calculated using consolidated tax return rules and allocated among its members. We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

The Company's total provision (benefit) for income taxes for the years ended September 30, 2024 and 2023 consists of the following elements:

	September 30,	September 30,
	2024	2023
Current
Federal	$—	$—
State	3,200	2,400
Foreign	-	-
Total Current	$3,200	$2,400

Deferred
Federal	$(3,891,900)	$(10,990,882)
State	—	—

Total Deferred	$(3,891,900)	$(10,990,882)

Total provision (benefit) for income taxes	$(3,888,700)	$(10,988,482)

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table represents accumulated income tax NOL (net operating loss) carryforwards for the years ended  September 30, 2024 and 2023, respectively:

	September 30,	September 30,
	2024	2023
Federal
2035-2038	$29,838,716	$29,838,716
Indefinite	650,503,744	451,052,564
Total Federal	$680,342,460	$480,891,280

California
2035-2041	$677,131,683	$473,427,974
Total California	$677,131,683	$473,427,974

The reconciliation of our effective tax rate to the statutory federal rate of 21% for the years ended September 30, 2024 and 2023 is as follows:

	September 30,	September 30,	September 30,	September 30,
	2024	2024 -%	2023 -%	%
Income tax benefit at statutory rate	$(107,040,203)	21%	$(213,705,935)	21%
State income taxes	3,200	0%	2,400	0%
Permanent differences	28,208,650	-6%	155,268,652	-15%
Valuation allowance	73,950,010	-15%	49,635,916	-5%
Federal return to provision true up	989,643	0%	(2,269,617)	0%
Other	—	0%	80,102	0%
Total (benefit) provision for income taxes	$(3,888,700)	1%	$(10,988,482)	1%

We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income tax assets and liabilities are recorded based on the differences between the financial reporting and income tax bases of assets and liabilities.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's net deferred tax assets as of  September 30, 2024 and 2023, respectively, are as follows:

	September 30,	September 30,
	2024	2023
Deferred tax assets:
Stock compensation	$10,399,209	$10,327,117
Net operating loss carryforwards	174,997,328	118,886,728
Charitable contributions	4,062	2,680
Accrued expenses	579,115	414,745
Impairment other	2,233,957	-
Other assets	4,008,812	413,579
163(j) limitation	15,971,671	15,971,671
Research expenditures	25,113,720	16,077,633
Fixed assets	373,815	-
Total gross deferred tax assets	233,681,689	162,094,153

R&D tax credits	12,144,679	7,353,043

Less valuation allowance	(245,682,230)	(155,435,630)
Total net deferred tax assets	144,138	14,011,566

Deferred tax liabilities:
Intangibles	(144,138)	(16,358,329)
Fixed assets	-	(1,545,473)
Other	-	336
Total deferred tax liabilities	(144,138)	(17,903,466)
Net deferred tax assets	$-	$(3,891,900)

For the year ended September 30, 2024, a full valuation allowance is recorded against the deferred tax assets because the Company is in a three-year cumulative pre-tax book loss, which is significant negative evidence. We do not believe that the deferred tax assets recorded as of September 30, 2024 are more likely than not realizable.

We follow the guidance for accounting for uncertainty in income taxes in accordance with ASC 740, which clarifies uncertainty in income taxes recognized in an enterprise's financial statements. The standard also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken, or expected to be taken, in an income tax return. Only tax positions that meet the more likely than not recognition threshold may be recognized. In addition, the standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure. As of September 30, 2024, the Company has recorded $15.2 million related to unrecognized tax benefits as a reduction to the associated deferred tax assets. The Company's tax years for 2015 through 2024 are still subject to examination by the tax authorities.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 – CONTINGENCIES AND CLAIMS

Occasionally, we are subject to asserted and actual claims and lawsuits arising in the ordinary course of business. Company management reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. As required by ASC 450, we recognize accruals for contingencies when incurrence of a loss is probable (likely to occur) and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss over the amount accrued if such disclosure is necessary for our consolidated financial statements. When the likelihood is not probable or when the likelihood is probable but the amount cannot be reasonably estimated, liabilities are not recognized. To estimate whether a loss contingency should be accrued, management evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss.

The outcomes of our legal proceedings and other contingencies are inherently unpredictable, subject to significant uncertainties. They could be material to our operating results and cash flows for a particular period. At least quarterly, we evaluate developments in our legal proceedings and other contingencies that could affect the amount of liability, including amounts over any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to our accruals and disclosures as appropriate. For the matters disclosed below without an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Until the final resolution of such matters, if any of our estimates and assumptions change or prove to have been incorrect, we may experience losses over the amounts recorded, which could have a material effect on our business, consolidated financial position, results of operations, or cash flows.

Qiantu Motor (Suzhou) Ltd.

This matter arises out of a contract dispute between Mullen and Qiantu Motor (Suzhou) Ltd. (“Qiantu”) related to the engineering, design, support, and homologation of Qiantu’s K50 vehicle by Mullen. On March 14, 2023, the parties entered into a Settlement Agreement providing for full settlement of all pending litigation between Mullen and Qiantu. The parties also released all claims against each other arising from or in connection with the matters and claims that were subject to the legal proceedings. Pursuant to the Settlement Agreement, (1) the parties agreed to enter into an IP Agreement (as defined and described below) and (2) in connection with the settlement of the legal proceedings and for the privilege of entering into the IP Agreement, Mullen paid $6 million to Qiantu. In connection with the execution of the Settlement Agreement, on March 14, 2023, Mullen entered into an Intellectual Property and Distribution Agreement (“IP Agreement”) with Qiantu, and two of Qiantu’s affiliates (collectively “Qiantu”). Pursuant to the IP Agreement, Qiantu granted Mullen the exclusive license to use certain of Qiantu’s trademarks and the exclusive right to assemble, manufacture, and sell the homologated vehicles based on the Qiantu K-50 model throughout North America (including Canada, Mexico, and the United States of America) and South America for a period of five years, which period does not start until Mullen has successfully homologated vehicles based on terms of the IP Agreement (“Five Year Period”). During the Five-Year Period, Mullen is also obligated to purchase a certain number of vehicle kits every year from Qiantu. These rights shall be obtained and the commitment shall only be effective upon Mullen’s assessment of feasibility and profitability of the project within 150 days as provided for by the IP Agreement. As consideration for Mullen’s entry into the IP Agreement, Mullen issued to Qiantu USA warrants to purchase up to 34 shares of Mullen’s common stock (giving effect to reverse stock splits); paid Qiantu $2.0 million for deliverable items under the IP Agreement; and in exchange, Mullen will pay Qiantu a royalty fee of $1,200 for each homologated vehicle sold in North America and South America during the term of the IP Agreement.

No loss contingencies have been accrued in respect of this matter as of September 30, 2024, other than those paid (see above) as the Company cannot reasonably estimate either probability of additional losses, or their magnitude (if any), based on all available information presently known to management.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

International Business Machines ("IBM")

This claim was filed in the Supreme Court of the State of New York on May 7, 2019. This matter arises out of a contract dispute between Mullen and IBM related to a joint development and technology license agreement, patent license agreement, and a logo trademark agreement. On November 9, 2021, the court, pursuant to an inquest order, awarded damages in favor of IBM and on December 1, 2021, the court entered a judgment in favor of IBM in the amount of $5.6 million. On February 2, 2022, IBM filed a Motion to Amend the Judgment it had obtained to add Mullen Automotive and Ottava as Judgment Debtors. Mullen filed an Appeal on April 8, 2022. A settlement was reached in which Mullen paid the full amount of the Judgment with interest, for a total of approximately $5.9 million, but maintained its Appeal rights. IBM then filed a Motion to Dismiss the Appeal based on Mullen’s payment of the Judgment. Mullen filed an Opposition to the same on July 18, 2022, and the hearing of the matter was set for July 25, 2022. The Court took the same under submission, and a decision has still not been issued. The Appeal remains pending.

The Company has recognized the amounts paid ($5.9 million) as losses on settlement in the year ended September 30, 2022 and does not expect any additional losses to be reasonably possible.

The GEM Group

On September 21, 2021, the GEM Group filed an arbitration demand and statement of claim against Mullen seeking declaratory relief and damages. This matter arises out of an alleged breach of a securities purchase agreement dated November 13, 2020.  On November 17, 2023, the arbitrator issued the Partial Final Award on Liability finding that Mullen and Mullen Technologies, Inc. (“MTI”) had repudiated and breached the securities purchase agreement and a related agreement (the “GEM Agreements”). On January 29, 2024, the parties completed the briefing on the issues of damages and allocation. On May 10, 2024, the arbitrator issued his final award, awarding the GEM Group $26.8 million in damages for breach of the relevant agreements, and $3.8 million in attorney fees and certain administrative costs.

On August 3, 2023, the Arbitrator ordered Mullen to deposit $7.0 million into an interest-bearing escrow account with a commercial bank or brokerage firm. That amount has been released to the GEM Group. On January 24, 2024, the arbitrator ordered Mullen to deposit an additional $24.1 million into escrow on or before March 9, 2024. The GEM Group has moved in the United States District Court to confirm that second interim order. On June 11, 2024, the United States District Court confirmed that order.

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

On or about July 10, 2024, Mullen moved in the United States District Court for the Southern District of New York for an order vacating the arbitration awards and denying GEM’s anticipated motion to confirm those awards. On or about August 7, 2024, GEM filed an opposition to Mullen’s motion to vacate and cross-moved to confirm the arbitration awards. On or about August 21, 2024, Mullen filed a reply to GEM’s opposition. These motions are now fully briefed.

The Company has accrued $30 million as a probable settlement expense as of September 30, 2024 (in addition to $7 million that has been paid earlier).

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mullen Stockholder Litigation

In re Mullen Automotive Inc. Securities Litigation.

On May 5, 2022, Plaintiff Margaret Schaub, a purported stockholder, filed a putative class action complaint in the United States District Court for the Central District of California against the Company, as well as its Chief Executive Officer, David Michery, and the Chief Executive Officer of a predecessor entity, Oleg Firer (the “Schaub Lawsuit”). The Schaub Lawsuit was brought by Schaub both individually and on behalf of a putative class of purchasers of the Company’s securities, claiming false or misleading statements regarding the Company’s business partnerships, technology, and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder.

On September 23, 2022, a court-appointed lead plaintiff filed a Consolidated Amended Class Action Complaint against the Company, Mr. Michery, and the Company’s predecessor, Mullen Technologies, Inc., premised on the same purported violations of the Exchange Act and Rule 10b-5, seeking to certify a putative class of shareholders, and seeking an award of monetary damages, as well as reasonable fees and expenses. On August 14, 2024, the parties entered a Stipulation and Agreement of Settlement to settle the securities class action matter subject to payment of $5.4 million by the Company and $1.8 million by the Company's D&O insurers. The settlement is subject to the court's final approval.

The Company has accrued $5.4 million as a probable settlement expense as of September 30, 2024.

In re Mullen Automotive Inc. Derivative Litigation.

On August 1, 2022, Jeff Witt and Joseph Birbigalia, purported stockholders, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, Mr. Firer, and current or former Company directors Ignacio Novoa, Mary Winter, Kent Puckett, Mark Betor, William Miltner and Jonathan New (the “Witt Lawsuit”). The Witt lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, waste of corporate assets, and violation of Section 14 of the Exchange Act primarily in connection with the issues and claims asserted in the Schaub Lawsuit. The Witt Lawsuit seeks monetary damages, as well as an award of reasonable fees and expenses. The case currently is stayed.

On August 21, 2024, the parties entered a Stipulation and Agreement of Settlement to settle the derivative matter subject to certain governance enhancements and payment of $500,000 in attorney's fees to be paid by the Company's D&O insurers. Notice of this settlement can be found on the Investor Relations page of the Company’s website. The settlement is subject to the court's final approval.

No provision has been accrued in respect of this matter as of September 30, 2024, as the Company expects no losses to be incurred.

Chosten Caris v. David Michery.

On April 27, 2023, Chosten Caris, a purported stockholder, filed a complaint against Mr. Michery in the Eighth Judicial Circuit in and for Alachua County, Florida (the “Caris Lawsuit”). On May 17, 2023, Mr. Michery removed the Caris Lawsuit to the United States District Court for the Northern District of Florida. This lawsuit purports to seek damages for claims arising under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

No loss contingencies have been accrued in respect of this matter as of September 30, 2024, as the Company cannot reasonably estimate either probability of the loss, or their magnitude (if any), based on all available information presently known to management.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Trinon Coleman v. David Michery et al.

On December 8, 2023, Trinon Coleman, a purported stockholder, filed a derivative action in the Court of Chancery for the State of Delaware against the Company as a nominal defendant, Mr. Michery, and Company directors Mr. Puckett, Ms. Winter, Mr. Betor, Mr. Miltner, and Mr. New (the “Coleman Lawsuit”). This lawsuit asserts claims for breach of fiduciary duty, insider trading, and unjust enrichment primarily in connection with the issues and claims asserted in the Schaub Lawsuit. The Coleman Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures, and seeks monetary damages and an award of reasonable fees and expenses. The case currently is stayed.

No loss contingencies have been accrued in respect of this matter as of September 30, 2024, as the Company cannot reasonably estimate either probability of the loss, or their magnitude (if any), based on all available information presently known to management.

Martis v. Michery et al.

On March 14, 2024, Marius Martis, a purported stockholder, filed a shareholder derivative action in the United States District Court for the District of New Jersey, purportedly in the right and for the benefit of the Company as a nominal defendant, against others. This lawsuit purported to seek damages for claims relating to the Net Element, Inc. (“Net Element”) merger and Net Element’s divestiture of a payment processing business, arising under Sections 10(b), 14(a), 20, 21D and 29(b) of the Exchange Act, as well as claims for breach of fiduciary duty. On June 13, 2024, the plaintiffs filed a notice of voluntary dismissal.

NOTE 20 – RELATED PARTY TRANSACTIONS

Transition Services Agreement with MTI

Prior to its spinoff as a separate entity and the closing of the Merger on November 5, 2021, the Company operated as a division of Mullen Technology, Inc. (MTI), an entity in which the Company’s CEO and Chairman of the Board of directors David Michery has a controlling financial interest and of which he was CEO and Chairman during the fiscal years ended September 30, 2023 and 2022.

Subsequent to the spinoff transaction and Merger on November 5, 2021, the Company, in accordance with Transition Services Agreement dated May 12, 2021 between the Company and MTI (the “TSA”), processed and disbursed payroll and related compensation benefits for 11 employees that provided services only to MTI and rent costs for facilities utilized by MTI pursuant to the TSA. The terms of the TSA require MTI to repay monthly the amounts advanced by the Company, with the lower of the prime rate plus 1% or the maximum rate under applicable law charged on the unpaid amounts. The terms of the TSA do not provide for any other payment processing service fee from MTI to the Company except the interest fee on overdue advance balances.

The Company incurred approximately $1.2 million and $0.9 million of disbursements on behalf of MTI during the years ended September 30, 2022 and 2023, respectively. No amounts have been collected for the funds advanced through September 30, 2023. On March 31, 2023, the Company converted approximately $1.4 million of these advances to MTI to a note receivable from MTI. The note bears interest at 10% per year and matures on March 31, 2025 with a default rate of 15% per annum. By the end of the 2023 fiscal year, the note principal has been increased by additional $0.4 million. Remaining advances, note and interest receivable as at September 30 2023 and 2022 are presented within non-current assets of the consolidated balance sheets. On January 16, 2024, the Company terminated the Transition Services Agreement between the Company and Mullen Technologies, Inc., and received payment in full settlement of all amounts outstanding (including outstanding notes receivable, advances and related interest) of approximately $2.7 million.

Similarly, during the fiscal year ended September 30, 2024, the Company paid $55 thousand for certain expenses of other companies under control of the Company’s CEO and $25 thousand was reimbursed by September 30, 2024.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MTI Business Acquisition

On  July 18, 2024, the Company entered into an Asset Purchase Agreement with Mullen Technologies, Inc. (“MTI”), pursuant to which the Company assumed a lease for premises located in Oceanside, California and all equipment and inventory in the premises, as well as staffing and other infrastructure for vehicle sales and repairs for consideration of $1.4 million. The Company’s CEO has a controlling financial interest and is Chairman of MTI. See further details in the Note 4 - Business combinations.

Transactions with Directors

For the fiscal year ended September 30, 2024, our non-employee directors have earned compensation for service on our Board of Directors and Committees of our Board of Directors in amount of $0.4 million in cash and $0.7 million in shares of common stock ($0.3 million in cash and $0.5 million in shares of common stock for the year ended September 30, 2023). In addition, the following non-employee directors were engaged in certain other consulting contracts with the Company:

William Miltner is a litigation attorney who provides legal services to Mullen Automotive and its subsidiaries. Mr. Miltner is also an elected Director for the Company, beginning his term in August 2021. For the fiscal year ending September 30, 2024, Mr. Miltner received $1,180,733 for services rendered. Mr. Miltner has been providing legal services to us since 2020.

On October 26, 2021, the Company entered into a consulting agreement with Mary Winter, Corporate Secretary and Director, to compensate for corporate secretary services and director responsibilities for the period from October 1, 2021, to September 30, 2024, in the amount of $60,000 annually or $5,000 per month. For the fiscal year ending September 30, 2024, Ms. Winter has received $60,000 in consulting payments.

NOTE 21 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Our CEO and Chairman of the Board, as the CODM, makes decisions about resources to be acquired, allocated and utilized to each operating segment. The Company is currently comprised of 2 major operating segments:

-

Bollinger. The Company acquired the controlling interest of Bollinger Motors Inc. in September 2022. This acquisition positions Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments.

-

Mullen Commercial. In  November 2022, Mullen acquired from ELMS a manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

All long-lived assets of the Company are located in the United States of America. All revenue presented in these consolidated financial statements relates to contracts with customers located in the United States of America.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment reporting for the year ended September 30, 2024
	Bollinger	Mullen Commercial	Total
Revenue (including $234 thousand from one dealer in the Mullen commercial segment, and $702 thousand in Bollinger segment)	$702,515	$391,807	$1,094,322
Interest gains	949,913	149,021	1,098,934
Interest expense	(103,186)	(49,273,939)	(49,377,125)
Depreciation and amortization expense	(5,547,896)	(16,436,416)	(21,984,312)
Impairment of goodwill	(28,846,832)	(1,215,895)	(30,062,727)
Impairment of intangible assets	(58,304,612)	(15,142,455)	(73,447,067)
Impairment of right-of-use assets	(1,354,413)	(10,150,588)	(11,505,001)
Impairment of property, plant, and equipment, and other noncurrent assets	—	(4,174,935)	(4,174,935)
Income tax benefit/(expense)	3,891,100	(2,400)	3,888,700

Other significant noncash items:
Stock-based compensation	—	(40,432,688)	(40,432,688)
Revaluation of derivative liabilities	—	4,503,099	4,503,099
Other financing costs - ELOC commitment fee	—	(6,000,000)	(6,000,000)
Other financing costs - Initial recognition of derivative liabilities	—	(54,653,033)	(54,653,033)
Other financing costs - initial recognition of warrants	—	(13,652,762)	(13,652,762)
Amortization of debt discount and other non-cash interest expense	—	(48,790,729)	(48,790,729)

Segment's net loss before impairment and income taxes	(49,316,208)	(345,384,248)	(394,700,456)
Segment's net loss before income taxes	(137,822,065)	(371,893,186)	(509,715,251)
Segment's net loss	(133,930,965)	(371,895,586)	(505,826,551)

Total segment assets	63,307,777	115,323,512	178,631,289
Expenditures for segment's long-lived assets	$(8,642,348)	$(7,505,707)	$(16,148,055)

Segment reporting for the year ended September 30, 2023
	Bollinger	Mullen Commercial	Total
Revenues (including $308,000 from one dealer)	$—	$366,000	$366,000
Interest gains	1,585,376	684,367	2,269,743
Interest expenses	(88,580)	(4,904,560)	(4,993,140)
Depreciation and amortization expense	(3,808,877)	(12,579,422)	(16,388,299)
Impairment of goodwill	(63,988,000)	—	(63,988,000)
Impairment of property, plant, and equipment	—	(14,770,000)	(14,770,000)
Impairment of intangible assets	—	(5,873,000)	(5,873,000)
Income tax benefit/(expense)	10,990,882	(2,400)	10,988,482

Other significant noncash items:
Stock-based compensation	—	(85,441,869)	(85,441,869)
Revaluation of derivative liabilities	—	(116,256,212)	(116,256,212)
Initial recognition of derivative liabilities	—	(513,052,038)	(513,052,038)
Non-cash financing loss on over-exercise of warrants	—	(8,934,892)	(8,934,892)
Loss on extinguishment of debt	—	(6,246,089)	(6,246,089)

Segment's net loss before impairment and income taxes	(30,285,599)	(902,730,711)	(933,016,310)
Segment's net loss before income taxes	(94,273,599)	(923,373,711)	(1,017,647,310)
Segment's net loss	(83,285,117)	(923,373,711)	(1,006,658,828)

Total segment assets	169,410,298	252,295,432	421,705,730
Expenditures for segment's long-lived assets	$(4,677,421)	$(103,245,888)	$(107,923,309)

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through January 24, 2025, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no material subsequent events which required recognition, adjustment to or disclosure in the financial statements:

Significant stock issuances after the balance sheet date

After the balance sheet date, the Company issued 57,018,437 shares of common stock, mainly upon exercise of Warrants (see Note 8 - Warrants and other derivative liabilities and fair value measurements), conversion of Senior convertible notes (see Note 7 - Debt) and issuance of shares to consultants under stock-based compensation plans.

Settlement Agreement for Matured Notes

In October 2024, the Company reached an agreement with holders of matured notes and loan advances in amount of $2.7 million, as well as accumulated interest in amount of approximately $1.8 million, that the liabilities would be settled pursuant to Section 3(a)(9) of the Securities Act of 1933 by issuance of shares of common stock of the Company worth of $3 million. The liability was fully settled by December 2024 by issuing shares of common stock in several installments.

Settlement Agreement for Senior Convertible Notes

In November 2024, the Company entered into a settlement agreement related to outstanding Senior convertible notes totaling approximately $20.5 million, including accrued interest, under a Securities Purchase Agreement dated May 14, 2024. The settlement involves the issuance of shares of Mullen’s common stock, which will satisfy the claims in full. In December 2024, the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida approved a settlement agreement between the Company and holders of the Senior convertible notes. Settlement terms under this agreement were identical to the conversion terms of the original Senior convertible notes as described in the Note 7 – Debt, including the conversion price floor of $1.16 not subject to adjustments. By the date these financial statements are available to be issued, almost full amount of the Senior convertible notes and accumulated interest, that were outstanding on September 30, 2024, has been converted to shares of common stock under Section 3(a)(10) of the Securities Act of 1933.

Issuance of Secured Promissory Note by Subsidiary

In October 2024, Bollinger Motors, Inc., a majority-owned subsidiary of Mullen Automotive Inc., issued an Amended and Restated Secured Promissory Note for $10.0 million to Robert Bollinger, providing additional capital to support the production and sale of Bollinger’s Class 4 EV truck, the B4. The note bears interest at 15% per annum, with interest-only payments starting November 29, 2024, and principal repayment due by October 30, 2026. It is secured by part of the assets of Bollinger Motors, excluding inventory and certain intellectual property.

Additional investments in Bollinger

In accordance with the stock purchase agreement signed on July 26, 2024, the Company, as part of activities to launch production in the Bollinger segment, invested after the balance sheet date an additional $6 million in newly issued shares of the subsidiary, increasing controlling interest of the Company to approximately 68%.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additional Notes and Warrants and Investment Rights

On December 12, 2024, the Company issued an additional aggregate principal amount of approximately $4.6 million (or $4.4 million including the 5% original issue discount) of senior secured convertible notes under investment rights pursuant to the existing Securities Purchase Agreement dated May 14, 2024. In conjunction with the Notes, the Company issued five-year warrants exercisable for 16,862 shares of common stock on a cash basis. The Notes and Warrants have identical terms and conditions to those previously issued, including a four-month maturity date from issuance (see Note 8 - Warrants and other derivative liabilities and fair value measurements and Note 7 - Debt). In conjunction with this transaction, the Company entered into an Additional Investment Rights Agreement, granting investors the right, through December 12, 2025, to purchase up to $4.6 million in additional Notes and related Warrants on similar terms.

On or around December 26, 2024, the Company issued an additional aggregate principal amount of approximately $4.2 million (or $4.0 million including the 5% original issue discount) of senior secured convertible notes under investment rights pursuant to the existing Securities Purchase Agreement dated May 14, 2024, and issued five-year warrants exercisable on a cash basis for an aggregate of 8,255,933 shares of common stock. Except as set forth below, these notes and warrants have the same terms and conditions as those previously issued (see Note 8 - Warrants and other derivative liabilities and fair value measurements and Note 7 - Debt). These notes may be converted into shares of common stock at the lower of (i) $1.02, (ii) 95% of the closing sale price of the common stock on the date that the Initial Registration Statement is declared effective, or (iii) 95% of the lowest daily volume weighted average price in the five trading days prior to such conversion date, provided that the conversion price will not be less than $0.21 per share (not subject to adjustment to reverse stock splits and similar transactions). The warrants have an exercise price of $1.12 per share and may also be exercised by a cashless exercise with a closing bid price having a floor of $0.01 (subject to adjustment to reverse stock splits and similar transactions).

On December 31, 2024, the Company, pursuant to the existing investment rights under Securities Purchase Agreement dated May 14, 2024, issued senior secured convertible notes for an aggregate principal amount of approximately $5.3 million (or $5.0 million including the 5% original issue discount) and five-year warrants exercisable on a cash basis for an aggregate of 19,171 shares of Common Stock. These notes and warrants have terms and conditions identical to those previously issued (see Note 8 - Warrants and other derivative liabilities and fair value measurements and Note 7 - Debt). In connection with the purchase of the additional Notes and Warrants, on December 31, 2024, the Company and the Investor entered into an Additional Investment Rights Agreement whereby for a one-year period ending on December 31, 2025, the Investor has the right, but not the obligation, to purchase from the Company additional 5% Original Issue Discount Senior secured convertible notes in an aggregate principal amount of approximately $5.3 million (or $5.0 million including the 5% original issue discount), and related Warrants, on the same terms and conditions as provided in the Securities Purchase Agreement, except for resetting of conversion and exercise prices (and floors) of notes and warrants to subsequent market prices.

The new Additional Investment Rights granted in December as well as the notes and warrants issued on December 26, 2024 are subject to approval under Nasdaq Listing Rule 5635(d), as the aggregate potential issuances could exceed 19.99% of the Company’s outstanding common stock. Accordingly, this matter will be presented for shareholder approval at the Company’s Annual Meeting currently scheduled for February 27, 2025. If approval is not obtained, the issuance of additional shares under the Notes and Warrants will be limited as per the Nasdaq requirements.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proxy statements filed to seek stockholder approval

The Company filed preliminary Proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 with regards to the Company’s 2025 Annual Meeting of Stockholders, which is scheduled to be held on February 27, 2025. Among other matters, the Company seeks stockholder approval of:

-

issuance of shares of common stock pursuant to senior secured convertible notes and related warrants, and any future adjustments of the conversion price of the notes and exercise price of the warrants, purchased pursuant to the Additional Investment Rights, in excess of the 19.99% exchange cap (see above);

-

issuance of shares of common stock to CEO pursuant to amendments to Performance Stock Award Agreements (mainly extension of terms for certain milestones described in the Note 11 – Share-based compensation);

-

increase the number of shares of common stock authorized for issuance under the 2022 Equity Incentives Plan by 20,000,000 shares, and adopt of an automatic annual increase in the shares of common stock available for issuance;

-	increase of the authorized number of shares of preferred stock to 1,000,000,000.

In addition, the Company filed Proxy statement pursuant to Section 14(a) of the Securities Exchange Act of 1934 seeking stockholder approval at a Special Meeting of Stockholders to be held on January 31, 2025 of a reverse stock split at an exchange ratio between 1-for-2 to 1-for-100 as a precaution if, in the future, the Board of Directors determines the need to implement a reverse stock split in order to maintain compliance with the Bid Price Rule (Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of at least $1.00 per share and failure to meet the continued listing requirement for the Bid Price Rule is determined to exist if the deficiency continues for a period of 30 consecutive business days).

$6M Securities Purchase Agreement

On January 23, 2025, the Company entered into a securities purchase agreement (the “January SPA”) with certain investors for the sale of an aggregate principal amount of approximately $6.3 million of Senior Secured Convertible Notes ( "January Notes") and five-year warrants exercisable on a cash basis for 32,116,906 shares of common stock (the “January Warrants”). The January Notes accrue interest at 15%, including a 5% Original Issue Discount, and mature in four months from the date of issuance. Upon any event of default, the interest rate automatically increases to 20% per annum. The holder may convert the outstanding principal and accrued but unpaid interest on the January Notes into shares of common stock at the lower of (i) $0.39, (ii) 95% of the closing sale price of the common stock on the date that the Company’s registration statement on Form S-1 is declared effective, or (iii) 95% of the lowest daily volume weighted average price in the five trading days prior to such conversion date, provided that the conversion price will not be less than $0.08 per share (not subject to reverse stock split). The January Warrants will have a cash exercise price equal to $0.43 and may also be exercised on a cashless basis.

As security for payment of the amounts due and payable under the January Notes, the Company collaterally assigned and granted to the holders a continuing security interest in all of the Company’s right, title, and interest in, to, and under the property of the Company, whether then or hereafter owned, existing, acquired or arising and wherever then or hereafter located (subject to certain exceptions). The January Notes are senior in right of payment to all other current and future notes to which the Company is a party. The January Notes also impose restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, dividends distribution, and affiliate transactions, except for specified exceptions. The January Notes and January Warrants are not convertible by a holder to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the common stock.

MULLEN AUTOMOTIVE INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mullen Automotive Inc.

January 24, 2025	By:	/s/ David Michery
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

Signature	Title	Date

/s/ David Michery	Chief Executive Officer, President and	January 24, 2025
David Michery	Chairman of the Board (Principal Executive Officer)

/s/ Jonathan New	Chief Financial Officer	January 24, 2025
Jonathan New	(Principal Financial Officer)

/s/ Chester Bragado	Chief Accounting Officer	January 24, 2025
Chester Bragado	(Principal Accounting Officer)

/s/ Mary Winter	Secretary and Director	January 24, 2025
Mary Winter

/s/ John Andersen	Director	January 24, 2025
John Andersen

/s/ Ignacio Novoa	Director	January 24, 2025
Ignacio Novoa

/s/ Kent Puckett	Director	January 24, 2025
Kent Puckett

/s/ Mark Betor	Director	January 24, 2025
Mark Betor

/s/ William Miltner	Director	January 24, 2025
William Miltner
84