Form 10-Q
period 2024-12-31
MULLEN AUTOMOTIVE INC.
filed 2025-02-19
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 17, 2025, a total of  1,083,175 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2024	September 30, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,325,190	$10,321,827
Restricted cash	418,451	426,851
Inventory	41,770,397	37,503,112
Prepaid expenses and other current assets	15,297,034	14,798,553
Accounts receivable	98,855	124,295
TOTAL CURRENT ASSETS	59,909,927	63,174,638

Property, plant, and equipment, net	80,796,898	82,180,266
Intangible assets, net	26,172,956	27,056,030
Right-of-use assets	2,955,081	3,041,485
Other noncurrent assets	3,182,235	3,178,870
TOTAL ASSETS	$173,017,097	$178,631,289

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$47,860,411	$41,335,509
Accrued expenses and other current liabilities	46,637,723	51,612,166
Derivative liabilities	136,989,818	79,742,180
Liability to issue shares	8,015,361	1,771,025
Lease liabilities, current portion	2,981,613	2,893,967
Notes payable, current portion	3,219,147	5,399,777
Refundable deposits	409,272	417,674
TOTAL CURRENT LIABILITIES	246,113,345	183,172,298
Notes payable, net of current portion	10,000,000	—
Liability to issue shares, net of current portion	—	356,206
Lease liabilities, net of current portion	11,113,091	11,648,662
TOTAL LIABILITIES	$267,226,436	$195,177,166
Contingencies and claims (Note 19)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 126,263,159 preferred shares authorized;
Preferred Series D; 84,572,538 shares authorized; 363,097 and 363,097 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively (preference in liquidation of $159,000 and $159,000 at December 31, 2024 and September 30, 2024, respectively)	363	363
Preferred Series C; 24,874,079 shares authorized; 458 and 458 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively (preference in liquidation of $4,049 and $10,696,895 at December 31, 2024 and September 30, 2024, respectively)	—	—
Preferred Series A; 83,859 shares authorized; 648 and 648 shares issued and outstanding at December 31, 2024 and September 30, 2024, respectively (preference in liquidation of $836 and $836 at December 31, 2024 and September 30, 2024, respectively)	1	1
Common stock; $0.001 par value; 5,000,000,000 shares authorized at December 31, 2024 and September 30, 2024; 404,334 and 76,288 shares issued and outstanding at December 31, 2024 and September 30, 2024 respectively (*)	404	76
Additional paid-in capital (*)	2,331,034,194	2,290,664,472
Accumulated deficit	(2,434,109,495)	(2,319,220,938)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ATTRIBUTABLE TO THE COMPANY'S STOCKHOLDERS	(103,074,533)	(28,556,026)
Noncontrolling interest	8,865,194	12,010,149
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(94,209,339)	(16,545,877)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$173,017,097	$178,631,289

(*) Adjusted retroactively for reverse stock splits, see  Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended December 31,
	2024	2023

Revenue from sale of vehicles	$2,920,485	$—
Cost of revenues	6,588,933	—
Gross loss	(3,668,448)	—

Operating expenses:
General and administrative	$36,484,409	$43,234,052
Research and development	11,282,375	16,169,967
Loss from operations	(51,435,232)	(59,404,019)

Other income (expense):
Other financing costs - initial recognition of warrants	(16,078,622)	—
Gain/(loss) on warrants and derivative liability revaluation	(34,629,786)	(6,728,981)
Gain/(loss) on extinguishment of debt	1,553,771	—
Interest expense	(18,665,369)	(258,023)
Other income, net	457,993	671,406
Total other income (expense)	(67,362,013)	(6,315,598)
Net loss before income tax benefit	$(118,797,245)	$(65,719,617)

Income tax benefit/ (provision)	(600)	1,726,238
Net loss	(118,797,845)	(63,993,379)

Net loss attributable to noncontrolling interest	(3,909,288)	(2,598,481)
Net loss attributable to stockholders	$(114,888,557)	$(61,394,898)

Waived/(accrued) accumulated preferred dividends and other capital transactions with preferred stockholders	(24,728)	(21,303)

Net loss attributable to common stockholders after preferred dividends and other capital transactions with preferred stockholders	$(114,913,285)	$(61,416,201)

Net Loss per Share (*)	$(661.33)	$(91,940.42)

Weighted average shares outstanding, basic and diluted (*)	173,762	668

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation.

See accompanying notes to these unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 for the three months ended December 31, 2024

(unaudited)

	Preferred Stock, total
	(see Note 9 for details)		Common Stock		Paid-in	Accumulated	Equity	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	attributable to	Interest	Equity
							the reporting entity		(Deficit)
Balance, October 1, 2024 (*)	364,203	$364	76,288	$76	$2,290,664,472	$(2,319,220,938)	$(28,556,026)	$12,010,149	$(16,545,877)
Cashless Warrant exercise	—	—	23,485	24	3,953,999	—	3,954,023	—	3,954,023
Issuance of common stock for conversion of convertible notes and interest	—	—	197,947	198	16,667,052	—	16,667,250	—	16,667,250
Common stock issued to settle matured loans and advances	—	—	21,280	21	2,999,979	—	3,000,000	—	3,000,000
Common stock issued under equity line of credit	—	—	8,368	8	1,017,127	—	1,017,135	—	1,017,135
Share-based compensation	—	—	76,966	77	16,265,810	—	16,265,887	—	16,265,887
Preferred stock dividends	—	—	—	—	(24,728)	—	(24,728)	—	(24,728)
Noncontrolling interest - decrease from additional investments into subsidiary	—	—	—	—	(509,517)	—	(509,517)	509,517	-
Noncontrolling interest - increase from stock based compensation	—	—	—	—	—	—	—	254,816	254,816
Noncontrolling interest - decrease from current losses	—	—	—	—	—	—	—	(3,909,288)	(3,909,288)
Net Loss	—	—	—	—	—	(114,888,557)	(114,888,557)	—	(114,888,557)
Balance, December 31, 2024	364,203	$364	404,334	$404	$2,331,034,194	$(2,434,109,495)	(103,074,533)	$8,865,194	$(94,209,339)

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 for the three months ended December 31, 2023

(unaudited)

	Preferred Stock, total
	(see Note 9 for details)		Common Stock		Paid-in	Accumulated	Equity	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	attributable to	Interest	Equity
							the reporting entity
Balance, October 1, 2023 (*)	1,575,502	1,576	479	—	2,071,112,998	(1,862,162,037)	208,952,537	63,855,573	272,808,110
Cashless Warrant exercise	—	—	337	—	50,877,669	—	50,877,669	—	50,877,669
Share-based compensation	—	—	112	—	12,143,000	—	12,143,000	—	12,143,000
Preferred stock dividends	—	—	—	—	(21,303)	—	(21,303)	—	(21,303)
Shares issued to avoid fractional shares on reverse stock split	—	—	54	—	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	(2,598,481)	(2,598,481)
Net Loss	—	—	—	—	—	(61,394,898)	(61,394,898)	—	(61,394,898)
Balance, December 31, 2023 (*)	1,575,502	$1,576	982	$—	$2,134,112,364	$(1,923,556,935)	$210,557,005	$61,257,092	$271,814,097

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(118,797,845)	$(63,993,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,591,750	13,903,416
Revaluation of warrants and derivative liabilities	34,629,786	6,728,981
Other financing costs - initial recognition of warrants	16,078,622	—
Amortization of debt discount and other non-cash interest expense	17,678,751	160,664
Depreciation and amortization	4,745,928	4,343,960
Loss/(gain) on extinguishment of debt	(1,553,771)	—
Write-down of inventory to net realizable value	838,765	—
Deferred income taxes	—	(1,726,238)
Other gains	—	(125,990)

Changes in operating assets and liabilities:
Accounts receivable	25,440	671,750
Inventories	(5,106,050)	(13,912,516)
Prepaids and other assets	3,363,323	(1,781,132)
Accounts payable	6,266,401	1,317,232
Accrued expenses and other liabilities	(1,963,992)	(3,044,392)
Right-of-use assets and lease liabilities	(361,521)	(2,433,909)
Net cash used in operating activities	(25,564,413)	(59,891,553)

Cash Flows from Investing Activities
Purchase of equipment	(2,220,984)	(6,865,681)
Net cash used in investing activities	(2,220,984)	(6,865,681)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable with detachable warrants	8,763,225	—
Proceeds from issuance of notes payable by subsidiary	10,000,000	—
Issuance of stock under equity line of credit	1,017,135	—
Net cash provided by financing activities	19,780,360	—

Change in cash	(8,005,037)	(66,757,234)
Cash and restricted cash (in amount of $426,851), beginning of period	10,748,678	155,696,470
Cash and restricted cash (in amount of $418,451), ending of period	$2,743,641	$88,939,236

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$250,000	$—

Supplemental Disclosure for Non-Cash Activities:
Amount to be received from investor for warrants and notes	$5,000,000	$—
Convertible notes and interest - conversion to common stock	16,667,250	—
Extinguishment of debt and interest (in exchange for own common stock)	4,553,771	—
Exercise of warrants recognized earlier as liabilities	3,954,023	50,877,669
Change in noncontrolling interest upon additional investments into subsidiary	509,517	—
Right-of-use assets obtained in exchange of operating lease liabilities	—	8,932,159

See accompanying notes to these unaudited condensed consolidated financial statements.

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

The acquisition of a controlling interest in Bollinger Motors, Inc. in September 2022 positioned Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments. The first Bollinger vehicles were sold in September 2024.

The second acquisition was in October 2022, when the U.S. Bankruptcy Court approved the Company's acquisition of ELMS (Electric Last Mile Solutions) assets in an all-cash purchase. With this transaction, Mullen acquired a manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles. The first vehicles were produced and delivered to customers during the 12 months ended September 30, 2023.

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The financial statements reflect the consolidated financial position and results of operations of Mullen, which include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated, if any. Certain prior-period amounts have been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation. Noncontrolling interest presented in these condensed consolidated financial statements relates to the portion of equity (net assets) in subsidiaries not attributable, directly or indirectly, to Mullen. Net income or loss are allocated to noncontrolling interests by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates.

These unaudited interim condensed consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated financial statements for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods. Comprehensive loss is not separately presented as the amounts are equal to net loss for the three months ended December 31, 2024 and 2023. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended  September 30, 2024. ("2024 Annual Report").

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Splits

Our common stock is listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share.

As further described in the Note 20 - Subsequent events, on January 31, 2025, the Company held a Special Meeting of Stockholders, which approved a proposal to authorize a reverse stock split of the common stock of the Company at a ratio within the range of 1-for-2 to 1-for-100, as determined by the Board of Directors of the Company. On February 14, 2025, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-sixty (1-for-60) reverse stock split of its common stock. The Reverse Stock Split became effective on February 18, 2025.

In addition to the reverse stock split referred to above, the Company previously effected a 1-for-25 reverse stock split on May 4, 2023, a 1-for-9 reverse stock split on August 11, 2023, a 1-for-100 reverse stock split on December 21, 2023, and 1-for-100 reverse stock split on September 17, 2024.

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

The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits (See Note 10 - Loss per share for reverse stock splits effect on loss per share). All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock splits for all periods presented. The common stock and additional paid-in-capital line items of the financial statements were retroactively adjusted to account for the reverse stock splits for all periods presented.

The retroactive impact of the latest reverse stock split on the shares of common stock previously reported for the fiscal year ended September 30, 2024 was as follows:

	Reported in	Adjustment to	Total
	10-K 2024	RSS 1:60 (February 2025)	after RSS of February 2025
Balance, September 30, 2023, number of shares of common stock	28,718	(28,239)	479
Increase of common stock during fiscal year 2024	4,548,589	(4,472,780)	75,809
Balance, September 30, 2024, number of shares of common stock	4,577,307	(4,501,019)	76,288

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared on the basis that assumes the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $2.7 million as of December 31, 2024. During the three months ended December 31, 2024, the Company used approximately $25.6 million of cash for operating activities. The net working capital deficit on December 31, 2024 amounted to approximately $186.2 million, or $41.2 million after excluding derivative and warrant liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the three months ended December 31, 2024, the Company incurred a net loss of $118.8 million and, and as of December 31, 2024, our accumulated deficit was $2.4 billion.

The Company believes that its available liquidity will not be sufficient to meet its current obligations for a period of at least twelve months from the date of the filing of these unaudited interim condensed consolidated financial statements. Accordingly, the Company has concluded there is substantial doubt about its ability to continue as a going concern. During the quarter ended December 31, 2024, the Company made the decision to temporarily shut down key production facilities due to short-term liquidity constraints. This action directly impacts our ability to produce vehicles. Should this shutdown continue, our cash flows from operating activities are expected to be further negatively impacted, which would further worsen the Company’s cash position. Management is pursuing several strategies to address liquidity concerns, including equity or debt financing and cost reduction and operational restructuring. Despite these efforts, there is no assurance that these initiatives will be successful. Without additional funding, the Company may be unable to continue operations and could be required to seek bankruptcy protection within 30 days of the issuance of these financial statements.

These unaudited interim condensed consolidated financial statements do not include any adjustments to the carrying amounts of assets or liabilities that may result from the outcome of these uncertainties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that reflect significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. See our 2024 Annual Report for a detailed discussion of our accounting policies.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts receivable

Accounts receivable consist of receivables from our customers for the sale of vehicles. The Company provides an allowance against accounts receivable for any expected credit losses. No allowance was recorded by the Company as of  December 31, 2024 and September 30, 2024.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because the recoverability of the tax assets does not meet the “more likely than not” requirement as of  December 31, 2024 and September 30, 2024

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the “more likely than not” threshold for financial statement recognition and measurement. There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. As of  December 31, 2024 and September 30, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions.

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

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets (intangible assets, right-of-use assets and property, plant, and equipment) for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived asset unless another method provides a more reliable estimate. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset is recognized as a new cost basis of the impaired asset. Impairment loss is not reversed even if fair value exceeds carrying amount in subsequent periods.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible or is probable but cannot be reasonably estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed. Legal costs associated with such loss contingencies are expensed as incurred. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.

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

General and Administrative Expenses

General and administrative (“G&A”) expenses include expenses not related to production, such as salaries and employee benefits, professional fees, rent, repairs and maintenance, utilities and office expenses, depreciation and amortization, advertising, marketing and other selling expenses, settlements and penalties, taxes, and licenses, etc. Advertising costs are expensed as incurred and are included in G&A expenses, other than trade show expenses which are deferred until occurrence of the future event in accordance with ASC 720‑35, “Other Expenses – Advertising Cost.” Advertising costs for the three months ended December 31, 2024 and 2023 were approximately $0.4 million and $6.1 million, respectively.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Concentrations of Credit Risk

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations. However, we have not experienced any losses in such accounts, and management believes we are not exposed to any significant credit risk on these accounts due to the high credit rating of relevant financial institutions. The amounts in excess of insured limits as of December 31, 2024 and  September 30, 2024 are $2.2 million and $10.0 million, respectively.

Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. The following pronouncements were adopted recently:

ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20), and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in ASU 2020-06 simplify the complexity associated with applying GAAP for certain financial instruments with characteristics of liabilities and equity. More specifically, the amendments focus on the guidance for convertible instruments and derivative scope exceptions for contracts in an entity’s own equity.

The Company applied ASU 2020-06 on a modified retrospective basis to financial instruments outstanding as of the beginning of the fiscal year of adoption (i.e. on October 1, 2024). There has been no effect of the change on retained earnings or other components of equity in the statement of financial position as of the beginning of the first period of adoption.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following are accounting pronouncements that have been issued but are not yet effective for the Company’s condensed consolidated financial statements:

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

3. Disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. Our CEO and Chairman of the Board, as the CODM, makes decisions about resources to be acquired, allocated and utilized to each operating segment. The Company is currently comprised of two major operating segments:

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

All long-lived assets of the Company are located in the United States of America. All revenue presented in these condensed consolidated financial statements relates to contracts with customers located in the United States of America.

The table below represents the main financial information pertaining to the segments (there were no material differences from the last annual report regarding segmentation or measuring segment profit or loss).

Segment reporting for the three months ended December 31, 2024
	Bollinger	Mullen Commercial	Total
Revenue for the three months ended December 31, 2024	$2,781,920	$138,565	$2,920,485
Segment's net loss before income taxes for the three months ended December 31, 2024	(13,037,581)	(105,759,664)	(118,797,245)
Total segment assets	64,347,874	108,669,223	173,017,097

Segment reporting for the three months ended December 31, 2023
	Bollinger	Mullen Commercial	Total
Revenue for the three months ended December 31, 2023	$—	$—	$—
Segment's net loss before income taxes for the three months ended December 31, 2023	(8,223,042)	(57,496,575)	(65,719,617)
Total segment assets	158,619,890	222,556,630	381,176,520

NOTE 5 – INVENTORY

The cost of inventories is determined using a standard cost method, which approximates the first-in, first-out (FIFO) method. This includes direct materials, direct labor, and relevant manufacturing overhead costs. Variances between standard and actual costs are recognized in the cost of goods sold during the period in which they occur.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company's inventories are stated at the lower of cost or net realizable value and consist of the following:

	December 31, 2024	September 30, 2024
Inventory
Raw materials	$14,005,521	$12,658,123
Work in process	4,013,134	4,360,565
Finished goods	7,124,744	3,857,427
Finished goods delivered to dealer for distribution	16,626,998	16,626,997
Total Inventory	$41,770,397	$37,503,112

The Company regularly reviews its inventories for excess and obsolete items by assessing their net realizable value. The net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. During the three months ended December 31, 2024, we recorded a loss of $0.8 million to write the inventories down to net realizable value (Mullen commercial segment) - mainly due to excess raw materials and slower-moving inventory.

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

NOTE 6 – INTANGIBLE ASSETS

Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method. The weighted average remaining useful life of intangible assets is 7.6 years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the intangible assets.

	December 31, 2024			September 30, 2024
			Net			Net
	Cost	Accumulated	Carrying	Cost	Accumulated	Carrying
	Basis	Amortization	Amount	Basis	Amortization	Amount
Finite-Lived Intangible Assets
Patents	$32,447,460	$(7,517,183)	24,930,277	$32,447,460	$(6,699,330)	25,748,130
Other	745,947	(345,792)	400,155	745,947	(308,188)	437,759
Trademarks	1,095,693	(253,169)	842,524	1,095,693	(225,552)	870,141
Total finite-lived intangible assets	34,289,100	(8,116,144)	26,172,956	34,289,100	(7,233,070)	27,056,030
Total Intangible Assets	$34,289,100	$(8,116,144)	$26,172,956	$34,289,100	$(7,233,070)	$27,056,030

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total future amortization expense for finite-lived intangible assets is as follows:

Years Ended September 30,	Future Amortization
2025 (9 months)	$2,620,430
2026	3,503,505
2027	3,493,695
2028	3,363,505
2029	3,354,315
Thereafter	9,837,506
Total Future Amortization	26,172,956

For the three months ended December 31, 2024 and 2023, amortization of the intangible assets was $0.9 million and $1.3 million, respectively.

NOTE 7 – DEBT

Short and Long-Term Debt

Short-term debt is defined as debt with principal maturities of one year or less from the balance sheet date, as well as debt that has matured and remain unpaid; long-term debt has maturities greater than one year from the balance sheet date.

The following is a summary of our indebtedness as of  December 31, 2024:

Debt outstanding on December 31, 2024	Senior convertible notes	Senior convertible notes	Senior convertible notes	Bollinger loan	Total
Issued	May 2024 - October 2024	December 12 and 13, 2024	December 26-30, 2024	October 2024	—

Principal amount	$3,782,970	$4,629,711	$4,210,526	$10,000,000	$22,623,207
Unamortized debt discount and issuance costs	(565,327)	(4,628,347)	(4,210,386)	—	(9,404,060)
Net carrying amount, current liability	3,217,643	1,364	140	—	3,219,147
Net carrying amount, noncurrent liability	—	—	—	10,000,000	10,000,000
Total net carrying amount	$3,217,643	$1,364	$140	$10,000,000	$13,219,147

Fair value - amount	$3,914,000	$4,827,000	$5,446,000	$10,000,000	$24,187,000
Fair value - leveling	Level 3	Level 3	Level 3	Level 3	—

Interest Rate	20% (default)	15%	15%	15%	—
Maturity	Due	April 12 and 13, 2024	April 26-30, 2024	October 30, 2026	—
Conversion price floor (not subject to reverse stock splits)	$1.16	$1.16	$0.21	n/a	—
Conversion approved by shareholders	Yes	Yes	Pending	n/a	—

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our indebtedness as of  September 30, 2024:
Debt outstanding on September 30, 2024	Matured loans and advances	Senior convertible notes	Total
Issued	Before 2022	May 2024 - September 2024	—

Principal amount	$2,717,804	$20,346,283	$23,064,087
Unamortized debt discount and issuance costs	-	(17,664,310)	(17,664,310)
Net carrying amount, current liability	2,717,804	2,681,973	5,399,777
Net carrying amount, noncurrent liability	—	—	-
Total net carrying amount	$2,717,804	$2,681,973	$5,399,777

Fair value - amount	$1,805,000	$17,700,000	$19,505,000
Fair value - leveling	Level 3	Level 3	—

Interest Rate	10%	20% (default)	—
Maturity	Due	Due	—
Conversion price floor (not subject to reverse stock splits)	n/a	$1.16	—
Conversion approved by shareholders	n/a	Yes	—

Scheduled Debt Maturities

The following are scheduled debt maturities as of December 31, 2024:

	Year Ended September 30,
	2025 (9 months)	2026	2027	2028	2029	Total
Total Debt due (excluding debt discount)	$12,623,207	$—	$10,000,000	$—	$—	$22,623,207

Accrued interest

As of December 31, 2024 and September 30, 2024, accrued interest on outstanding notes payable was $0.04 million and $2.4 million, respectively. During the three months three months ended December 31, 2024 the main part of the accumulated interest was converted to shares of common stock, see below. The weighted average interest rate on short term borrowings outstanding as of December 31, 2024 was 15.8% (18.8% - as of  September 30, 2024) and approximates effective interest rate as of those dates. Amortization of the debt discounts and issuance costs during the three months ended December 31, 2024 amounted to $17.7 million (during the three months ended December 31, 2023 - $0.2 million). Contractual interest expense during the three months ended December 31, 2024 amounted to $0.9 million (during the three months ended December 31, 2023 - $0.1 million).

Matured notes and advances

In October 2024, the Company reached an agreement with holders of matured notes and loan advances in amount of $2.7 million, as well as accumulated interest in amount of approximately $1.8 million, that the liabilities would be settled pursuant to Section 3(a)(9) of the Securities Act of 1933 by issuance of shares of common stock of the Company worth of $3 million. The liability was fully settled by December 2024 by issuing 21,280 shares of common stock in several installments. The transaction resulted in recognition of gain on extinguishment of $1.5 million.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bollinger loan

In October 2024, Bollinger Motors, Inc., a majority-owned subsidiary of Mullen Automotive Inc., issued an Amended and Restated Secured Promissory Note for $10.0 million to Robert Bollinger, providing additional capital to support the production and sale of Bollinger’s Class 4 EV truck, the B4. The note bears interest at 15% per annum, with interest-only payments starting November 29, 2024, and principal repayment due by October 30, 2026 (or earlier, upon Event of Default). It is secured by part of the assets of Bollinger Motors (now owned or hereafter acquired), excluding inventory and certain intellectual property that does not relate to commercial vehicles.

Senior secured convertible notes (issued before December 2024)

On May 14, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors for the sale of Senior Secured Convertible notes ("Senior convertible notes") and five-year warrants exercisable for shares of common stock (the “Warrants”).

The investors purchased an initial aggregate principal amount of $52.6 million, or $50 million, including the 5% original issue discount of Senior convertible notes (the “Initial Notes”). In connection with the issuance of the Senior convertible notes, the holders also received 5-year warrants exercisable for 200% of the shares of common stock underlying such Senior convertible notes, see further details in the Note 8.

The Senior convertible notes accrue interest at 15% and mature in four months from the date of issuance. Upon any event of default, the interest rate automatically increases to 20% per annum. The outstanding principal and accrued but unpaid interest on the Senior convertible notes may be converted by the holder into shares of common stock at the lower of (i) $5.49 (after reverse stock splits - $32,940), (ii) 95% of the closing sale price of the common stock on the date that the Company’s registration statement on Form S-1 is declared effective (i.e. $3.61, after the reverse stock split - $21,660), or (iii) 95% of the lowest daily volume weighted average price in the five (5) trading days prior to such conversion date, provided that the conversion price will not be less than $1.16 per share (not subject to adjustment for reverse stock splits).

As security for payment of the amounts due and payable under the Senior convertible notes, the Company collaterally assigned and granted to the holders a continuing security interest in all of the Company’s right, title, and interest in, to, and under the property of the Company, whether then or hereafter owned, existing, acquired or arising and wherever then or hereafter located (subject to certain exceptions). The Senior convertible notes are senior in right of payment to all other current and future notes to which the Company is a party. The Senior convertible notes also impose restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, dividends distribution, and affiliate transactions, except for specified exceptions.

The Senior convertible notes and Warrants are not convertible by a holder to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the common stock.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For a period beginning on May 14, 2024, and ending on the one-year anniversary from the later of (i) the date registration statements registering the shares issuable upon conversion of all of the Senior convertible notes and exercise of all the Warrants is declared effective or (ii) the date the Company has obtained stockholder approval for the transaction, the investors were given the right, but not the obligation, to purchase an additional $52.6 million of 5% Original Issue Discount Senior Secured Senior convertible notes and related Warrants on the same terms and conditions as provided in the Securities Purchase Agreement.

The exercise price and number of shares issuable upon conversion of the Senior convertible notes or exercise of the Warrants, as applicable, will further be adjusted upon the occurrence of certain events, and holders will be allowed to participate in certain issuances and distributions (subject to certain limitations and restrictions), including certain stock dividends and splits, dilutive issuances of additional common stock, and dilutive issuances of, or changes in option price or rate of conversion of, options or convertible securities, as well as the issuance of purchase rights or distributions of assets during restricted period. “Restricted period” means the period commencing on the purchase date and ending on the earlier of (i) the date immediately following the 90th day after a registration statement registering for the securities has been declared effective by the SEC and (ii) the 90th day after the securities purchased are saleable under Rule 144 without the requirement for current public information and without volume or manner of sale limitations.

The Senior convertible notes and Warrants also provide for certain purchase rights whereby if the Company grants, issues, or sells any options, convertible securities, or rights to purchase stock, warrants, securities, or other property pro rata to the record holders of any class of common stock, then the holder will be entitled to acquire such purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete exercise of the Warrant.

The Senior convertible notes that remained unconverted (in amount of $20.3 million as of September 30, 2024 and in amount of $3.8 million as of December 31, 2024) and relevant accumulated interest were in cross-default due to the non-payment of portion of the loan that matured in September 2024 and the interest rate increased from 15% to 20% starting from October 1, 2024. The Company has elected to continue to amortize the related debt discounts over the original loan terms because the creditors have not and are not expected to demand immediate repayment in cash.

In October 2024, the Company issued an additional aggregate principal amount of approximately $0.6 million of senior secured convertible notes under additional investment rights pursuant to the existing Securities Purchase Agreement dated May 14, 2024. In conjunction with the Notes, the Company issued 38 warrants (giving retroactive effect to reverse stock split, see Note 1 - Description of business and basis of presentation). These Notes have identical terms and conditions to those previously issued and described above, including maturity in 4 months.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2024, the Company entered into a settlement agreement related to outstanding Senior convertible notes and accumulated interest, under a Securities Purchase Agreement dated May 14, 2024. The settlement involved the issuance of shares of Mullen’s common stock, which would satisfy the claims in full. In December 2024, the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida approved a settlement agreement between the Company and holders of the Senior convertible notes. Settlement terms under this agreement were identical to the conversion terms of the original Senior convertible notes as described above, including the conversion price floor of $1.16, not subject to adjustment.

During the three months ended December 31, 2024, notes with a carrying amount of $15.5 million and interest with a carrying amount of $1.2 million have been converted to 197,947 shares of common stock, and issuance of 24,425 shares of common stock upon additional conversion of notes with carrying amount of $1.7 million was registered in January 2025 (giving retroactive effect to reverse stock split, see Note 1 - Description of business and basis of presentation). By the date these financial statements are available to be issued, almost full amount of the Senior convertible notes and accumulated interest, that were outstanding on September 30, 2024, and received in October 2024, has been converted to shares of common stock under Section 3(a)(10) of the Securities Act of 1933.

As of December 31, 2024, the outstanding Senior convertible notes in default amounted to $3.8 million (with debt discount to Senior convertible notes of $0.6 million) were potentially convertible into 54,353 shares of common stock. Conversion of the notes depends on the lowest daily volume weighted average price of the Company's common stock ("VWAP") subject to a $1.16 floor (not subject to adjustment for reverse stock splits), and by December 31, 2024 the lowest volume weighted average price (unadjusted to reverse stock split of February) was lower than the floor. If the February 2025 1:60 reverse stock split was made effective before December 31, 2024, these notes would have been theoretically convertible into 67,847 shares of common stock. If the lowest daily VWAP in the five trading days prior to December 31, 2024, was $1 less (and the February 2025 1:60 reverse stock split was made effective before December 31, 2024), the Company, upon full conversion of outstanding notes, would theoretically be liable to issue approximately 1,176 shares more. If the lowest daily VWAP in the five trading days prior to December 31, 2024, was $1 higher (and the February 2025 1:60 reverse stock split was made effective before December 31, 2024), the Company, upon full conversion of outstanding notes, would theoretically be liable to issue approximately 1,137 shares less. The maximum number of shares that could theoretically be issued upon conversion of these notes, was 54,353, and would have been 3,261,181 if the February 2025 1:60 reverse stock split was made effective before December 31, 2024 (if the lowest daily VWAP in the five trading days prior to conversion date decreased to or below $1.16).

Senior secured convertible notes issued in December 2024

On December 12 and 13, 2024, the Company issued an additional aggregate principal amount of approximately $4.6 million (or $4.4 million including the 5% original issue discount) of senior secured convertible notes under additional investment rights pursuant to the existing Securities Purchase Agreement dated May 14, 2024. In conjunction with the Notes, the Company issued 281 five-year warrants (giving retroactive effect to reverse stock split). These Notes have identical terms and conditions to those previously issued and described above, including maturity in 4 months. In conjunction with this transaction, the Company entered into an Additional Investment Rights Agreement, granting investors the right, through December 12/13, 2025, to purchase up to $4.6 million in additional Notes and related Warrants on similar terms. These additional investment rights are subject to shareholders' approval.

As of December 31, 2024, the outstanding Senior convertible notes issued on December 12, 2024 under the initial May 14, 2024 contract, amounted to $4.6 million (with debt discount to Senior convertible notes of $4.6 million) were potentially convertible into 66,519 shares of common stock. Conversion of the notes depends on the lowest daily volume weighted average price of the Company's common stock ("VWAP") subject to a $1.16 floor (not subject to adjustment for reverse stock splits), and by December 31, 2024 the lowest volume weighted average price (unadjusted to reverse stock split of February) was lower than the floor. If the February 2025 1:60 reverse stock split was made effective before December 31, 2024, these notes would have been theoretically convertible into 78,881 shares of common stock. If the lowest daily VWAP in the five trading days prior to December 31, 2024, was $1 less (and the February 2025 1:60 reverse stock split was made effective before December 31, 2024), the Company, upon full conversion of outstanding notes, would theoretically be liable to issue approximately 1,439 shares more. If the lowest daily VWAP in the five trading days prior to December 31, 2024, was $1 higher (and the February 2025 1:60 reverse stock split was made effective before December 31, 2024), the Company, upon full conversion of outstanding notes, would theoretically be liable to issue approximately 1,391 shares less. The maximum number of shares that could theoretically be issued upon conversion of these notes, was 66,519, and would be 3,991,130 if the February 2025 1:60 reverse stock split was made effective before December 31, 2024 (if the lowest daily VWAP in the five trading days prior to conversion date decreased to or below $1.16).

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 26 and December 30, 2024, the Company issued an additional aggregate principal amount of approximately $4.2 million (or $4.0 million including the 5% original issue discount) of senior secured convertible notes under additional investment rights pursuant to the existing Securities Purchase Agreement dated May 14, 2024, and issued of 137,599 five-year warrants. Except as set forth below, these notes and warrants have the similar terms and conditions as those previously issued (see above), including maturity in 4 months. However, these notes may be converted into shares of common stock at the lower of (i) $61.20, (ii) 95% of the closing sale price of the common stock on the date that the Initial Registration Statement is declared effective, or (iii) 95% of the lowest daily volume weighted average price in the five trading days prior to such conversion date, provided that the conversion price will not be less than $0.21 per share (not subject to adjustment for reverse stock splits and similar transactions).

The new Additional Investment Rights granted in December as well as the notes and warrants issued on December 26 and December 30, 2024 are subject to stockholder approval under Nasdaq Listing Rule 5635(d), as the aggregate potential issuances could exceed 20% of the Company’s outstanding common stock. Accordingly, this matter will be presented for stockholder approval at the Company’s Annual Meeting currently scheduled for March 2025. If approval is not obtained, the issuance of additional shares under the Notes and Warrants will be limited as per Nasdaq requirements to approximately 56 thousand shares of common stock.

As of December 31, 2024, the outstanding Senior convertible notes issued on December 26 and December 30, 2024, amounted to $4.2 million (with debt discount to Senior convertible notes of $4.2 million) were potentially convertible into 75,515 shares of common stock (subject to shareholders approval, see above). Conversion of the notes depends on the lowest daily volume weighted average price of the Company's common stock ("VWAP") subject to a $0.21 floor. If the lowest daily VWAP in the five trading days prior to December 31, 2024, was $1 less, the Company, upon full conversion of outstanding notes, would theoretically be liable to issue approximately 1,309 shares more. If the lowest daily VWAP in the five trading days prior to December 31, 2024, was $1 higher, the Company, upon full conversion of outstanding notes, would theoretically be liable to issue approximately 1,265 shares less. The maximum number of shares that could theoretically be issued upon conversion of these notes was 20,050,124 (if the lowest daily VWAP in the five trading days prior to such conversion date decreased to or below $0.21 and subject to shareholders approval, see above).

Upon initial recognition of all December 2024 Senior convertible notes, the fair value of issued warrants exceeded the amount of proceeds (see Note 8 - Warrants and other derivative liabilities and fair value measurements ). The resulting discount to the carrying amount of the Senior convertible notes is amortized over the life of the note and recognized as interest expense under the effective interest method during the 4 months after the date of the relevant tranche.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Financial Liabilities Other than Measured at Fair Value on a Recurring Basis

Fair value of financial liabilities of the Company, other than those measured at fair value on a recurring basis, is disclosed in the Note 7 - Debt.

Financial Liabilities Measured at Fair Value on a Recurring Basis

During the three months ended December 31, 2024, the Company had the following financial liabilities measured at fair value on a recurring basis:

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants issued with the Senior secured convertible notes (and additional investment rights)

As described in the Note 7 - Debt, in connection with the issuance of the Senior convertible notes under May 14, 2024 contract, the holders also received 5-year warrants exercisable for 200% of the shares of common stock underlying such Senior convertible notes at an exercise price equal to 105% of the closing sale price of the common stock on the execution date (i.e., $6.07, after the reverse stock splits - $36,420), subject to further adjustment. The Warrants also provide for cashless exercise pursuant to which the holder will receive upon exercise a “net number” of shares of common stock determined according to the following formula:

Net Number = (A x B) / C

For purposes of the foregoing formula:

A= The total number of shares with respect to which the Warrant is then being exercised.

B= The Black Scholes Value (as described below).

C= The lower of the two Closing Bid Prices of the common stock in the two days prior the time of such exercise (as such Closing Bid Price is defined therein), but in any event not less than $60 (after reverse stock splits, see Note 1 - Description of business and basis of presentation).

For purposes of the cashless exercise, “Black Scholes Value” means the Black Scholes value of an option for one share of common stock at the date of the applicable cashless exercise. As such, the Black Scholes value is determined and calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing (i) an underlying price per share equal to the Exercise Price, as adjusted (i.e., $6.07, after the reverse stock split - $36,420), (ii) a risk-free interest rate corresponding to the U.S. Treasury rate, (iii) a strike price equal to the Exercise Price in effect at the time of the applicable cashless exercise (i.e., $6.07, after the reverse stock split - $36,420), (iv) expected volatility equal to 135%, and (v) a deemed remaining term of the Warrant of five years (regardless of the actual remaining term of the Warrant).

The warrant contracts provide that if the Company issues or sells, enters into a definitive, binding agreement pursuant to which the Company is required to issue or sell or is deemed, pursuant to the provisions of the warrants, to have issued or sold, any shares of common stock for a price per share lower than the exercise price then in effect, subject to certain limited exceptions, then the exercise price of the warrants shall be reduced to such lower price per share. In addition, the exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in connection with stock splits, dividends or distributions or other similar transactions.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Out of the 3,957 warrants (hereinafter - giving effect to the reverse stock splits, see Note 1 - Description of business and basis of presentation) issued as part of consideration for the funds provided under the $50 million senior secured Senior convertible notes contract and additional investment right, 2,859 warrants remained unexercised as of September 30, 2024, with a carrying value of $79.7 million.

These warrants were recognized as liabilities due to requirements of ASC 480 as the variable number of shares to be issued upon cashless exercise (deemed the predominant exercise option) is based predominantly on a fixed monetary value. The warrant liabilities were classified as derivative liabilities when requirements of ASC 815 were met. The warrant liabilities for the remaining unexercised warrants are carried forward subsequently at fair value and the gain or loss from revaluation is recorded within the line item "Gain/(loss) on warrants and derivative liability revaluation" at each warrant exercise date and each accounting period end.

During the three months ended December 31, 2024, the Company issued 319 warrants as part of consideration for the $5 million provided under the Additional investment right of the May 14, 2024 contract in October and on December 12, 2024 (see Note 7 - Debt).

Upon initial recognition, the fair value of these warrants was $10.3 million and exceeded the amount of proceeds. The resulting discount to the carrying amount of the Senior convertible notes is amortized over the life of the note and recognized as interest expense under the effective interest method during the 4 months after the date of the relevant tranche. Excess of initial fair value of warrant liabilities over the cash proceeds is presented in the condensed consolidated statement of operations as "Other financing costs - initial recognition of warrants".

During the three months ended December 31, 2024, a part of these warrants in amount 210 (giving effect to the reverse stock split) was exercised on a cashless basis and 23,485 shares of common stock were issued by the Company by December 31, 2024 and 49,545 shares were issued after December 31, 2024.

On December 31, 2024, the Company also issued 320 warrants as part of consideration for the $5 million receivable under additional investment right (similarly, to other investments, the Company has also issued a 5% original issue discount senior secured convertible note with a principal of $5.3 million, with the terms similar to other May 14 notes, see Note 7 - Debt above). This amount was paid by the investor later, on January 2, 2025. The $5 million due from investor was recorded as other current assets in the condensed consolidated balance sheets. Upon initial recognition, the fair value of these warrants was $11.3 million (based on the market price the day before transaction) and exceeded the amount of proceeds. Excess of initial fair value of warrant liabilities over the cash proceeds is presented in the condensed consolidated statement of operations as "Other financing costs - initial recognition of warrants". The Company has also provided additional investment rights to the investor for 1 year for the same amount under similar conditions but based on market prices of the investment right execution. These additional investment rights are subject to shareholders' approval.

Exercise of remaining warrants (on a cash or cashless basis) is available to investors for a period of approximately 4.5 - 5 years. Outstanding warrants in amount of 3,288 with carrying value of $126.8 million as of December 31, 2024 were potentially exercisable (under cashless basis) for approximately 1,760,968 shares of common stock.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As described above, number of shares issuable upon cashless exercise of warrants depends on closing bid price in the last 2 trading days, subject to floor of $60 (after reverse stock splits), and by December 31, 2024 the lowest closing bid price (unadjusted to reverse stock split of February) was lower than the floor. Therefore, if the lowest closing bid price in the last 2 days prior to December 31, 2024 was $1 lower or $1 higher, the Company, upon full exercise of outstanding warrants, would potentially be liable to issue the same number of shares, which is the maximum number of shares that that could theoretically be issued upon exercise of all these warrants due to the floor fixed at $60 (after reverse stock splits).

Additional warrants issued in December 2024

On December 26 and December 30, 2024, the Company received $4 million investments under the additional investment right and issued 137,599 warrants (hereinafter - giving retroactive effect to reverse stock split). These warrants have terms similar to those described above, except for the following main differences: (a) the floor in the lower of the two Closing Bid Prices of the common stock in the two days prior the time of cashless exercise has been decreased to $0.6 (after reverse stock split), and (b) exercise price of the warrants was reset and amounted to $67 (after reverse stock split).

Upon initial recognition, the fair value of these warrants was $8.2 million and exceeded the amount of proceeds. Excess of initial fair value of warrant liabilities over the cash proceeds is presented in the condensed consolidated statement of operations as "Other financing costs - initial recognition of warrants".

These warrants were outstanding on December 31, 2024, and had a carrying value of $10.2 million. They were potentially exercisable (under cashless basis) for 141,670 shares of common stock and their exercise (on a cash or cashless basis) is available to investors for a period of approximately 5 years.

As described above, number of shares upon cashless exercise of these warrants depends on closing bid price in the last 2 days, subject to floor of $0.60. If the lowest closing bid price in the last 2 days prior to December 31, 2024 was $1 less (and the February 2025 1:60 reverse stock split was made effective before December 31, 2024), the Company, upon full exercise of these warrants, would potentially be liable to issue approximately 2,067 shares more. If the lowest closing bid price in the last 2 days prior to December 31, 2024 was $1 higher (and the February 2025 1:60 reverse stock split was made effective before December 31, 2024), the Company, upon full exercise of these warrants, would potentially be liable to issue 2,839 shares less. The maximum number of shares that could theoretically be issued upon exercise of these warrants was 13,559,182 (if the lowest closing bid price in the last 2 days prior to such date decreased to or below $0.60).

The conversion of warrants issued pursuant to the new investments referred to above is subject to stockholder approval under Nasdaq Listing Rule 5635(d), as the aggregate potential issuances could exceed 20% of the Company's outstanding common stock. Accordingly, the maximum number of shares that can be issued upon their exercise (and upon conversion of relevant notes) is limited to approximately 56,268 shares of common stock until stockholder approval is obtained.

The fair value of warrants (based on observable inputs, level 2) on recognition date and on subsequent dates was estimated by the Company as current market value (on the day before transaction and on the end of the relevant period) of the number of shares the Company would be required to issue upon cashless warrant exercise (as a predominant exercise option providing higher economic benefits to investors and reflecting the pattern of the warrants exercise since the inception of the contracts) in accordance with warrant contract requirements.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Breakdown of items recorded at fair value on a recurring basis in consolidated balance sheets by levels of observable and unobservable inputs as of December 31, 2024 and on  September 30, 2024 is presented below:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2024	(Level 1)	(Level 2)	(Level 3)
Liabilities recorded at fair value on a recurring basis	$136,989,818	$—	$136,989,818	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2024	(Level 1 )	(Level 2)	(Level 3)
Liabilities recorded at fair value on a recurring basis	$79,742,180	$—	$79,742,180	$—

A summary of all changes in liabilities recorded at fair value on a recurring basis is presented below:

Balance, September 30, 2024	$79,742,180
Warrants recognized upon issuance of convertible instruments	29,841,846
Loss / (gain) on revaluation	34,629,787
Reclassification to liability to issue shares upon unfinished warrant exercise on period end	(3,269,972)
Conversions of derivatives into common shares	(3,954,023)
Balance, December 31, 2024	$136,989,818

Balance, September 30, 2023	$64,863,309
Loss / (gain) on derivative liability revaluation	6,728,980
Conversions of warrants into common shares	(50,877,669)
Balance, December 31, 2023	$20,714,620

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

At December 31, 2024, the Company had 5 billion shares of common stock authorized with $0.001 par value per share.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

Under the terms of our Certificate of Incorporation, the Board may determine the rights, preferences, and terms of our authorized but unissued shares of Preferred Stock. Pursuant to the terms of its Second Amended and Restated Certificate of Incorporation, as amended, upon conversion of shares of Preferred Stock, such shares so converted are cancelled and not issuable. As of July 26, 2022, as a result of an amendment to its Certificate of Incorporation increasing its authorized Preferred Stock, the Company had 500,000,000 shares of Preferred Stock authorized with $0.001 par value per share, and as of December 31, 2024, pursuant to its terms of Preferred Stock conversion, the Company had remaining 126,263,159 shares of Preferred Stock authorized. The reverse stock splits (see Note 1 - Description of Business and Basis of Presentation above) did not affect the number of shares of Preferred Stock authorized and outstanding, but the conversion ratios were proportionately adjusted to decrease the number of shares of common stock to be issued as a result.

The Company has designated Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock (see description below), Series E Preferred Stock (see a separate section below), Series AA Preferred Stock (cancelled, see below), and Series A-1 Junior Participating Preferred Stock (see Stockholder Rights Agreement above).

There were no transactions with Preferred Stock during the three months ended December 31, 2024 and during the three months ended December 31, 2023 as presented in the table below.

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series C		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 1, 2023	648	$1	1,211,757	$1,212	363,097	$363	1,575,502	$1,576
Balance, December 31, 2023	648	$1	1,211,757	$1,212	363,097	$363	1,575,502	$1,576

Balance, October 1, 2024	648	$1	458	$—	363,097	$363	364,203	$364
Balance, December 31, 2024	648	$1	458	$—	363,097	$363	364,203	$364

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Year 3: Redemption at 115% of the Redemption Price

Year 4: Redemption at 110% of the Redemption Price

Year 5: Redemption at 105% of the Redemption Price

Year 6 and thereafter: Redemption at 100% of the Redemption Price

The Series C Preferred Stock and Series D Preferred Stock are redeemable by the Company for a Redemption price per share equal to the Issue Price ( $8.84 for Series C Preferred Stock and $0.4379 for the remaining Series D Preferred Stock), plus all unpaid accrued and accumulated dividends on such share (whether or not declared), provided: (A) the Preferred Stock has been issued and outstanding for a period of at least one year, (B) the issuance of the shares of common stock underlying the Preferred Stock has been registered pursuant to the Securities Act and such registration remains effective, and (C) the trading price for the common stock is less than the Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market.

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

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of Preferred Stock or the common stock. The amount of Series D Preferred Stock dividends accumulated as of  December 31, 2024 was approximately $0.5 million.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidation, Dissolution, and Winding Up

In the event of any Liquidation Event, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series D Original Issue Price ($0.4379 per share in respect of the outstanding Series D Preferred Stock) plus declared but unpaid dividends (none declared but unpaid dividends on December 31, 2024).

In the event of any Liquidation Event, the holders of the Series B Preferred Stock will be entitled to receive, after full execution of rights of the Series D Preferred Stockholders, and prior and in preference to any distribution of the proceeds to the holders of the other series of Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends (none declared but unpaid dividends on December 31, 2024).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock and Series B Preferred Stock, the holders of the Series C Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price ($8.84 per share) plus declared but unpaid dividends (none declared but unpaid dividends on December 31, 2024).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any proceeds to the holders of the common stock, by reason of their ownership thereof, $1.29 per share of each share of the Series A Preferred Stock, plus declared but unpaid dividends on such share (none declared but unpaid dividends on December 31, 2024). “Liquidation Event” is as defined in the Certificate of Incorporation and, subject to certain exceptions, includes a sale or other disposition of all or substantially all of the Company’s assets, certain mergers, consolidations, and transfers of securities, and any liquidation, dissolution or winding up of the Company.

Conversion

The details on conversion rights of Preferred Stock are presented in the following table:

Class	Number of Shares	As converted to common stock	Votes/Share	Number of Votes
Common Stock	1,083,175	N/A	One/share	1,083,175
Series A Preferred Stock	648	4	One/share on an as-converted to common basis	4
Series B Preferred Stock	0	0	One/share on an as-converted to common basis	0
Series C Preferred Stock	458	1	One/share on an as-converted to common basis	1
Series D Preferred Stock	363,097	1	One/share, only protective voting	363,097
Series E Preferred Stock	0	0	One/share on an as-converted to common basis	0

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Voting Rights

The holders of shares of common stock and Series A, Series B, Series C, and Series E Preferred Stock at all times vote together as a single class on all matters (including the election of directors) submitted to a vote of the stockholders; provided, however, that, any proposal which adversely affects the rights, preferences and privileges of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, or Series E Preferred Stock, as applicable, must be approved by a majority in interest of the affected series of Preferred Stock, as the case may be.

Each holder of common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock has the right to one vote for each share of common stock into which such Series B Preferred Stock and/or Series C Preferred Stock, as applicable, could be converted.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 5, 2024, the SEC declared effective a registration statement on Form S-1 registering 12,500 shares (giving effect to reverse stock splits) that can be issued in connection with the ELOC Purchase Agreement. On July 9, 2024, shareholders of the Company ratified the issuance of shares in excess of the 20% Exchange Cap.

As consideration for its commitment to purchase the Company’s common stock under the ELOC Purchase Agreement, the Company agreed to issue shares of common stock equivalent to $6.0 million (presented as “Other financing costs - ELOC commitment fee” in the consolidated statement of operations for the year ended September 30, 2024). In August and September 2024, the Company fully settled the commitment fee by issuing 4,132 shares of common stock (giving effect to reverse stock splits).

In October 2024, the Company issued 8,368 shares in accordance with the ELOC Purchase Agreement and received $1 million proceeds.

Noncontrolling interest

See details in the Note 16 - Noncontrolling interest.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LOSS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income allocated to common stockholders by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing income allocated to common stockholders plus dividends on dilutive convertible preferred stock by the weighted-average shares of common stock outstanding plus amounts representing the dilutive effect of outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable. For the three months ended December 31, 2024 and 2023, outstanding warrants, convertible debt, and shares of Preferred Stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.”

The following table presents the reconciliation of net loss attributable to common stockholders to net loss used in computing basic and diluted net income per share of common stock (giving effect to the reverse stock splits – see Note 1 - Description of Business and Basis of Presentation):

	Three months ended December 31,
	2024	2023
Net loss attributable to common stockholders	$(114,888,557)	$(61,394,898)
Less: preferred stock dividends accrued	(24,728)	(21,303)
Net loss used in computing basic net loss per share of common stock	$(114,913,285)	$(61,416,201)

Net loss per share	$(661.33)	$(91,940.42)

Weighted average shares outstanding, basic and diluted	173,762	668

Net loss per share, reported previously, before adjusting to reverse stock splits effectuated in September 2024 and February 2025, see Note 1 - Description of business and basis of presentation	N/A	$(15.32)

Weighted average shares outstanding, basic and diluted, reported previously, before adjusting to reverse stock splits effectuated in September 2024 and February 2025, see Note 1 - Description of business and basis of presentation	N/A	4,007,791

NOTE 11 – SHARE-BASED COMPENSATION

The Company has an equity incentive plan that is a part of annual discretionary share-based compensation program for consultants, employees, directors, and officers. The Company has been issuing new shares of common stock under the share-based compensation programs, and cash has not been used to settle equity instruments granted under share-based payment arrangements. The remaining number of shares reserved for awards equity instruments under the Equity Incentives Plan to both employees and consultants on December 31, 2024 was 11,304,070 shares of common stock (not subject to reverse stock splits).

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31,
Composition of Share-Based Compensation Expense	2024	2023
CEO share based performance award liability revaluation and stock issuances	$662,091	$174,850
Share-based compensation to employees and directors	4,671,462	1,986,537
Share-based compensation to consultants (equity-classified)	3,492,921	1,066,548
Share-based compensation to consultants (liability-classified)	9,765,276	10,675,481
Total share-based compensation expense	$18,591,750	$13,903,416

Employees of the Company

Employees of the Company, including officers, are entitled to a number of shares of common stock specified in relevant offer letters and employment contracts and subject to the approval of our Board of Directors Compensation Committee. The total expense of share awards to employees represents the grant date fair value of the relevant number of shares to be issued. It is recognized in correspondence with additional paid-in capital over the service period. The majority of awards to employees are equity-classified. The liability related to liability classified stock-based compensation contracts with employees amounts to $0.1 million on December 31, 2024. The Company has also accrued a liability (presented within "Accrued expenses and other current liabilities" in the consolidated balance sheets) in an amount of $0.2 million to compensate employees for delay with the issuance of common stock per relevant offer letters and employment contracts.

Consultants

From time to time, the Company also issues share-based compensation to external consultants providing consulting, marketing, R&D, legal, and other services. The number of shares specified within individual agreements, or the monetary value of those shares, if applicable, is usually negotiated by our Chief Executive Officer and approved by the Compensation Committee of the Board of Directors. These costs are generally presented as professional fees within general and administrative, and certain qualifying costs may be presented as part of research and development expenses ($0.7 million over the three months ended December 31, 2024).

A part of these share-based awards is classified as equity and accounted for, similar to stock-based compensation to employees. Another part of the Company’s share-based awards to consultants is classified as liabilities, mainly if the number of shares a consultant is entitled to is predominantly based on monetary value fixed in the contract. An accrued part of liability, in this case, is revalued each period based on the part of the services performed and the market price of the shares of common stock of the Company until a sufficient number of shares is issued. The liability to consultants as of December 31, 2024 amounted to $0.2 million. The Company generally practices prepayment for future services of the consultants by unrestricted shares of common stock. In this case, a prepaid asset is recognized on the balance sheet and is amortized over the period the consultant is delivering their services to the Company. These prepaid costs amounted to $2.2 million as of December 31, 2024.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CEO Award Incentive Plans

The Company entered into a CEO Performance Stock Award Agreement, approved by the Board and by stockholders in 2022 (“2022 PSA Agreement”) and a CEO Performance Stock Award Agreement, approved by the Board and by stockholders in 2023 (“2023 PSA Agreement”). Under these plans, the Chief Executive Officer is entitled to share-based awards generally calculated as 1-3% of the outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones). The costs (income) recognized within the line item "CEO share based performance award liability revaluation and stock issuance" in the table above represent both actual issuances of common stock under PSA Agreements and revaluation of these provisions for future probable awards. This share-based compensation is accrued over the service term when it is probable that the milestone will be achieved. The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, the current market price of the common stock, and on the number of shares of common stock outstanding - until the shares have been issued or until the fulfillment of the milestone requirements is no longer probable. As of December 31, 2024, the accrual for future awards under 2023 PSA Agreement amounted to approximately $2.3 million.

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2024	September 30, 2024
Provision for settlement expenses and legal fees	$32,999,998	$37,913,255
Tax payables	5,285,147	5,493,558
Accrued payroll	1,891,138	2,447,372
Accrued interest	43,719	2,395,190
Refund liability	3,805,906	763,160
Dividend payable	517,018	492,290
Accrued expense - other	2,094,797	2,107,341
Total	$46,637,723	$51,612,166

NOTE 13 - LIABILITY TO ISSUE STOCK

The liability to issue stock on  December 31, 2024 in the amount of $8.0 million represents mainly shares to be issued to investors upon exercises of warrants and conversion of notes that were requested before  December 31, 2024 and have been completed in January 2025 (current liability in the amount of $5.0 million), CEO incentive award provision to be settled in shares of common stock upon the achievement of specific targets (current liability in the amount of $2.3 million), as well as certain liability-classified contracts with consultants (current liability in the amount of $0.2 million), directors (current liability in amount of $0.3 million) and other parties (current liability in amount of $0.2 million).

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment consist of the following:

	December 31,	September 30,
	2024	2024
Buildings	$49,695,071	$50,007,998
Machinery and equipment	43,865,581	41,968,053
Construction-in-progress	2,755,306	3,183,451
Land	3,065,757	3,065,757
Other fixed assets	7,702,195	6,380,587
Total cost of assets excluding accumulated impairment	107,083,910	104,605,846
Less: accumulated depreciation	(26,287,012)	(22,425,580)
Property, Plant, and Equipment, net	$80,796,898	$82,180,266

Depreciation expense related to property, plant, and equipment for the three months ended December 31, 2024 and 2023 was $3.9 million and $3.0 million, respectively.

NOTE 15 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	December 31, 2024	September 30, 2024
Prepaid expenses and other current assets
Due from investor (see Note 8)	$5,000,000	$—
Prepaid expense	2,295,085	2,973,305
Prepaid services	2,656,814	4,000,720
Prepaid inventory	738,743	3,449,904
Customs surety bond paid	2,600,000	2,600,000
Prepaid trade shows	513,567	213,368
Other prepayments	1,492,825	1,561,256
Total prepaid expenses and other current assets	$15,297,034	$14,798,553

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – NONCONTROLLING INTEREST

In accordance with Stock purchase agreement signed on July 26, 2024, during the three months ended December 31, 2024, the Company, as part of activities to launch production in the Bollinger segment, invested an additional $4.1 million in newly issued shares of Bollinger Motors, Inc, a majority owned subsidiary. This investment has been eliminated in the consolidated statement of cash flows but has adjusted noncontrolling interest in the consolidated balance sheets by $0.5 million.

Noncontrolling interest as of September 30, 2024	$12,010,149
Changes due to net losses of the subsidiary	(3,909,288)
Changes due to stock based compensation in the subsidiary	254,816
Changes due to additional investments of the Company	509,517
Noncontrolling interest as of December 31, 2024	$8,865,194

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information regarding our lease assets and liabilities.

	December 31, 2024	September 30, 2024
Assets:
Operating lease right-of-use assets	$2,955,081	$3,041,485
Liabilities:
Operating lease liabilities, current	(2,981,613)	(2,893,967)
Operating lease liabilities, noncurrent	(11,113,091)	(11,648,662)
Total lease liabilities	$(14,094,704)	$(14,542,629)
Weighted average remaining lease terms:
Operating leases (in years)	4.96	5.10
Weighted average discount rate:
Operating leases	28%	28%
Cash paid for amounts included in the measurement of lease liabilities	1,492,560	859,234

Operating lease costs:	For the Three Months Ended December 31,
	2024	2023
Fixed lease cost	$1,127,214	$1,316,045
Variable and short-term lease cost	83,369	56,696
Sublease income	—	(167,163)
Total operating lease costs	$1,210,583	$1,205,578

The following table reflects the maturities of operating lease liabilities on December 31, 2024:

Years ending September 30,
2025 (9 months)	$4,950,794
2026	5,022,622
2027	5,000,409
2028	4,827,540
2029	1,358,041
Thereafter	5,994,883
Total lease payments	$27,154,289
Less: imputed interest	(13,059,585)
Carrying amount of lease liabilities	$14,094,704

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – RELATED PARTY TRANSACTIONS

Director Provided Services

For the three months ended  December 31, 2024, our non-employee directors earned compensation for service on our Board of Directors and associated committees of $106 thousand in cash and $152 thousand in shares of common stock.

In addition, the following non-employee directors were engaged in certain other consulting contracts with the Company:

William Miltner

William Miltner is a litigation attorney who provides legal services to the Company. Mr. Miltner is also an elected Director of the Company. For the three months ended December 31, 2024, Mr. Miltner was entitled to $142 thousand in legal fees.

Mary Winter

Mary Winter, Corporate Secretary and Director, is compensated for Corporate Secretary responsibilities at $5 thousand per month. For the three months ended December 31, 2024, Ms. Winter was entitled to $15 thousand in consulting fees.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The GEM Group

On September 21, 2021, the GEM Group filed an arbitration demand and statement of claim against Mullen seeking declaratory relief and damages. This matter arises out of an alleged breach of a securities purchase agreement dated November 13, 2020.  On November 17, 2023, the arbitrator issued the Partial Final Award on Liability finding that Mullen and Mullen Technologies, Inc. (“MTI”) had repudiated and breached the securities purchase agreement and a related agreement (the “GEM Agreements”). On January 29, 2024, the parties completed the briefing on the issues of damages and allocation. On May 10, 2024, the arbitrator issued his final award, awarding the GEM Group $26.8 million in damages for breach of the relevant agreements, and $3.8 million in attorney fees and certain administrative costs. The unpaid amount also generates interest at 9% per annum.

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

On or about July 10, 2024, Mullen moved in the United States District Court for the Southern District of New York for an order vacating the arbitration awards and denying GEM’s anticipated motion to confirm those awards. On or about August 7, 2024, GEM filed an opposition to Mullen’s motion to vacate and cross-moved to confirm the arbitration awards. On or about August 21, 2024, Mullen filed a reply to GEM’s opposition. On February 6, 2025, The District Court affirmed the arbitration award and denied Mullen’s motion to vacate the award, ordering that the award be satisfied no later than May 7, 2025.

The Company has accrued $30.8 million as a probable settlement expense as of December 31, 2024 (in addition to $7 million that has been paid earlier).

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

The Company has paid $1.4 million and accrued $4 million as a probable remaining settlement expense as of December 31, 2024.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On August 21, 2024, the parties entered a Stipulation and Agreement of Settlement to settle the derivative matter subject to certain governance enhancements and payment of $500,000 in attorney's fees to be paid by the Company's D&O insurers. Notice of this settlement can be found on the Investor Relations page of the Company’s website. Final approval of the settlement was granted by the court on January 24, 2025.

Chosten Caris v. David Michery.

On April 27, 2023, Chosten Caris, a purported stockholder, filed a complaint against Mr. Michery in the Eighth Judicial Circuit in and for Alachua County, Florida (the “Caris Lawsuit”). On May 17, 2023, Mr. Michery removed the Caris Lawsuit to the United States District Court for the Northern District of Florida. This lawsuit purports to seek damages for claims arising under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The Caris Lawsuit is currently stayed.

No loss contingencies have been accrued in connection with this matter as of December 31, 2024, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

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

No loss contingencies have been accrued in connection with this matter as of December 31, 2024, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

Jennifer Maloney v. Mullen Automotive, Inc., et al.

On February 12, 2025, Plaintiff Jennifer Maloney, a purported stockholder, filed a putative class action complaint in the United States District Court for the Central District of California against the Company, as well as its Chief Executive Officer, David Michery, and its Chief Financial Officer, Jonathan New (the “Maloney Lawsuit”). The Maloney Lawsuit was brought by Maloney both individually and on behalf of a putative class of purchasers of the Company’s securities, claiming false or misleading statements regarding the Company’s business partnerships, technology, and financing, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder.

No loss contingencies have been accrued in connection with this matter as of December 31, 2024, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through February 19, 2025, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no material subsequent events which required recognition, adjustment to or disclosure in the financial statements:

Stock issuances after the balance sheet date

After the balance sheet date and by February 17, 2025, the Company issued 678,841 shares of common stock, mainly upon exercise of warrants and conversion of notes described in the Note 7 and Note 8 above, and in accordance with contracts with consultants (Note 11).

Additional investment right exercised for $5 million

As described in the Note 8 - Warrants and other derivative liabilities and fair value measurements, in January 2025, the Company received $5.0 million as a payment for senior secured convertible notes with an aggregate principal amount of approximately $5.3 million (or $5.0 million including the 5% original issue discount) and 320 five-year warrants issued on December 31, 2024 pursuant to the existing additional investment rights under Securities Purchase Agreement dated May 14, 2024. These notes and warrants have terms and conditions identical to those previously issued (see Note 8 - Warrants and other derivative liabilities and fair value measurements and Note 7 - Debt). In connection with the purchase of the additional Notes and Warrants, the Company and the Investor entered into an Additional Investment Rights Agreement (pending shareholder's approval) whereby for a one-year period ending on December 31, 2025, the Investor has the right, but not the obligation, to purchase from the Company additional 5% Original Issue Discount Senior secured convertible notes in an aggregate principal amount of approximately $5.3 million (or $5.0 million including the 5% original issue discount), and related Warrants, on the same terms and conditions as provided in the Securities Purchase Agreement, except for resetting of conversion and exercise prices (and floors) of notes and warrants to subsequent market prices.

Additional investments after the balance sheet date

On January 23, 2025, the Company entered into a securities purchase agreement with certain investors for the sale of an aggregate principal amount of approximately $6.3 million of Senior Secured Convertible Notes and 539,811 five-year warrants. These Notes and Warrants have terms similar to those described in the Note 7 and Note 8 above, with the following main differences: (1) conversion price of the notes will not be less than $0.08 per share (not subject to adjustment), (2) exercise price of the warrants is $26 (giving effect to reverse stock split, see Note 1 - Description of business and basis of presentation) and (3) the floor in cashless exercise of warrants (the lower of the two Closing Bid Prices of the common stock in the two days prior the time of exercise) is set at $0.01 (not subject to adjustment).

On February 5, 2025, the Company entered into another securities purchase agreement with certain investors. Under this agreement, investors purchased $3.1 million in 5% Original Issue Discount Secured Notes convertible into shares of common stock, alongside 419,649 five-year warrants. These Notes and Warrants have terms similar to those described in the Note 7 and Note 8 above, with the following main differences: (1) conversion price of the notes will not be less than $0.05 per share (not subject to adjustment), (2) exercise price of the warrants is $16 (giving effect to reverse stock split, see Note 1 - Description of business and basis of presentation)  and (3) the floor in cashless exercise of warrants (the lower of the two Closing Bid Prices of the common stock in the two days prior the time of exercise) is set at $0.01 (not subject to adjustment).

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Both investments are (1) subject to an exchange cap, preventing conversions that would exceed 19.9% of the outstanding common stock shares or voting power as of the agreement's execution, unless stockholder approval is obtained, (2) accompanied by registration rights agreements, and (3) provide the investors with additional investment rights under the same conditions for 1 calendar year (pending stockholders' approval).

Warrant exchange contract

On February 7, 2025, the Company and certain investors entered into a Warrant Exchange Agreement whereby the Company agreed to issue new warrants in exchange for the warrants listed in the subsections above and in the Note 8 - Warrants and other derivative liabilities and fair value measurements. The new warrants have the same terms and conditions as the existing warrants (described above and in the Note 8), including the number of shares issuable upon cash exercise and a term of five years from the date of original issuance, except that the exercise price floor in the formula for the cashless exercise of the new warrants is $0.01, not subject to adjustment for stock dividends, subdivisions, or combinations (including reverse stock splits). The contract is subject to stockholder shareholder approval under Nasdaq Listing Rule 5635(d), as the aggregate potential issuances could exceed 20% of the Company’s outstanding common stock.

Reverse stock split

On January 31, 2025, Mullen Automotive Inc. (the “Company”) held a Special Meeting of Stockholders that approved amendment of the Company’s Second Amended and Restated Certificate of Incorporation, to effect a reverse stock split of the Company’s outstanding common stock at an exchange ratio between 1-for-2 to 1-for-100, as determined by the Board in order to maintain compliance with the Bid Price Rule. Nasdaq Listing Rule 5550(a)(2) requires listed companies to maintain a minimum bid price of at least $1.00 per share.

On February 14, 2025, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-sixty (1-for-60) the reverse stock split of its common stock (the “Reverse Stock Split”). The Reverse Stock Split became effective on February 18, 2025 at 12:01 am Eastern Time (the “Effective Time”).

As a result of the Reverse Stock Split, at the Effective Time, every 60 shares of the Company’s pre-Reverse Stock Split common stock combined and automatically became one share of common stock. The Company’s common stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened for trading on February 18, 2025. The common stock will continue to trade on the Nasdaq Stock Market under the existing symbol “MULN”, but with a new CUSIP number of 62526P604. The Reverse Stock Split did not change the authorized number of shares or the par value of the common stock nor modify any voting rights of the Common Stock.

Also, at the Effective Time, the number of shares of common stock issuable upon conversion or exercise of notes, warrants, preferred stock, options and other convertible securities, as well as any commitments to issue securities, that provide for adjustments in the event of a reverse stock split was appropriately adjusted pursuant to their applicable terms for the Reverse Stock Split. If applicable, the conversion price for each outstanding note and for each outstanding share of preferred stock and the exercise price for each outstanding warrant was increased, pursuant to their terms, in inverse proportion to the 1-for-60 split ratio such that upon conversion or exercise, the aggregate conversion price for conversion of each note or preferred stock and the aggregate exercise price payable by the warrant holder to the Company for shares of common stock subject to such warrant would remain approximately the same as the aggregate conversion or exercise price, as applicable, prior to the Reverse Stock Split. Furthermore, pursuant to the terms of the Company’s 2022 Equity Incentive Plan, as amended, shares of common stock available for issuance are not subject to adjustment as a result of the Reverse Stock Split.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No fractional shares were issued in connection with the Reverse Stock Split. All shares of common stock that are held by a stockholder were aggregated subsequent to the Reverse Stock Split and each fractional share resulting from such aggregation held by a stockholder was rounded up to the next whole share on a participant level.

S-1 Registration Effective

On February 7, 2025, the Securities and Exchange Commission (SEC) declared the Company's registration statement on Form S-1 effective (File No. 333-282516). This registration statement pertains to the resale of 833,333 shares of common stock by the selling stockholders (giving effect to the Reverse Stock Split, see above). The shares are issuable upon conversion of the Notes and exercise of the Warrants previously issued by the Company (see Note 7 - Debt and Note 8 - Warrants and other derivative liabilities and fair value measurements).

Reduction in Workforce

Effective February 1, 2025, the Company implemented a reduction in force affecting a total of 78 positions as part of its strategic initiatives to reduce operational costs and enhance financial efficiency. This measure is expected to result in annualized cost savings of approximately $13 million, which includes savings from salaries and benefits of the positions eliminated.

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

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include but are not limited to, significant losses we have incurred since inception, and we expect that we will continue to incur losses for the foreseeable future; our ability to raise the substantial additional financing needed to execute our business plan, and a on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our production operations; our ability to continue as a going concern; our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market; reliance on OEMs, suppliers and service providers for parts and components; our vehicles may fail to perform as expected; risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries; changes in laws and regulations (domestically or internationally) that may materially adversely affect our business, prospects, financial condition and operating results; and other risks and uncertainties described under the section titled “Risk Factors” herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Annual Report”), which was filed with the Securities and Exchange Commission on January 24, 2025.. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and other factors described in this Report and 2024 Annual Report under the section titled “Risk Factors” may not be exhaustive. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Ottava Automotive, Inc., a California corporation, Mullen Indiana Real Estate, LLC., a Delaware corporation, Mullen Investment Properties LLC, a Mississippi corporation, Mullen Advanced Energy Operations LLC, a California corporation and a majority ownership in Bollinger Motors, incorporated in Delaware. Intercompany accounts and transactions have been eliminated, if any. The financial statements reflect the consolidated financial position and results of operations of Mullen, which have been prepared in accordance with Generally Accepted Accounting Principles in the United States.

Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Comparison of the Three Months Ended December 31, 2024 to the Three Months Ended December 31, 2023

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	December 31,
	2024	2023	$ Change	% Change
	(dollar amounts, except percentages)
Revenue from sale of vehicles	$2,920,485	$—	$2,920,485	—%
Cost of revenues	6,588,933	—	6,588,933	—%
Gross loss	(3,668,448)	—	(3,668,448)	—%

Operating expenses:
General and administrative	36,484,409	43,234,052	(6,749,643)	16%
Research and development	11,282,375	16,169,967	(4,887,592)	30%
Loss from operations	$(51,435,232)	$(59,404,019)	$7,968,787	13%

Other income (expense):
Other financing costs - initial recognition of warrants	(16,078,622)	—	(16,078,622)	—%
Gain/(loss) on warrants and derivative liability revaluation	(34,629,786)	(6,728,981)	(27,900,805)	(415)%
Gain/(loss) on extinguishment of debt	1,553,771	—	1,553,771	—%
Interest expense	(18,665,369)	(258,023)	(18,407,346)	(7,134)%
Other income, net	457,993	671,406	(213,413)	(32)%
Total other income (expense)	(67,362,013)	(6,315,598)	(61,046,415)	(967)%
Net loss before income tax benefit	$(118,797,245)	$(65,719,617)	$(53,077,628)	(81)%

Income tax benefit/ (provision)	(600)	1,726,238	(1,726,838)	(100)%
Net loss	(118,797,845)	(63,993,379)	(54,804,466)	(86)%

Net loss attributable to noncontrolling interest	(3,909,288)	(2,598,481)	(1,310,807)	(50)%
Net loss attributable to stockholders	$(114,888,557)	$(61,394,898)	$(53,493,659)	(87)%

Waived/(accrued) accumulated preferred dividends and other capital transactions with preferred stockholders	(24,728)	(21,303)	(3,425)	(16)%

Net loss attributable to common stockholders after preferred dividends and other capital transactions with preferred stockholders	$(114,913,285)	$(61,416,201)	$(53,497,084)	(87)%

Net Loss per Share (*)	(661.33)	(91,940.42)

Weighted average shares outstanding, basic and diluted (*)	173,762	668

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

Revenues

We recognize revenue from the sale of electric vehicles upon the transfer of control to the dealer/customer. Normally, control transfers at the point of delivery when the dealer/customer has possession of the vehicle and bears the risks and rewards of ownership. However, a contract with one of our dealers includes return provision, allowing unsold vehicles to be returned after one year; and contracts with two of our dealers include return provisions, allowing unsold vehicles to be returned upon contract termination. For these arrangements, due to limited historical data on returns, we defer revenue recognition until the dealer sells the vehicles to end customers, or there is sufficient evidence to reasonably estimate the consideration to which we expect to be entitled. The $3.0 million increase in revenue is primarily due to the sale of 20 Bollinger B4's during the quarter ended December 31, 2024.

The tables below disclose information on deliveries of vehicles, revenue recognized, and payments received from our customers over the recent period.

Invoiced during the 3 months ended December 31, 2024 (dollars in thousands)
Vehicle type	Units invoiced	Amount invoiced	Cash received	Revenue recognized
Mullen 3 (UU)	11	706	2,852	32
Mullen Urban Delivery (UD1)	27	885	248	—
Bollinger B4	20	2,777	2,777	2,777
Destination freight charges and other services	—	—	112	112
Total	58	$4,368	$5,988	$2,920

Cost of Revenues

The costs of revenues primarily include vehicle components and parts, labor costs, and other relevant costs and expenses applicable to sales and revenues. The cost of revenues exceeds revenue mainly due to increased labor and overhead variances to standard cost in the production of the B4 product, as well as due to write-down of certain raw materials to net realizable value. The higher cost per unit sold contributes to a negative gross margin for the quarter.

Research and Development

Research and development expenses decreased by $4.9 million, or 30%, from $16.2 million through the three months ended December 31, 2023, to $11.3 million through the three months ended December 31, 2024. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping, and other expenses related to preparation for the production of electric vehicles and batteries. The Company recently began cost reduction initiatives, thereby reducing research and development expenses in order to continue as a going concern.

General and Administrative

General and administrative expenses include all non-production expenses incurred in a given period. This includes professional fees, salaries, rent, repairs and maintenance, utilities and office expenses, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses, and other expenses. We expense advertising costs as incurred. General and administrative expenses decreased by approximately $6.7 million, or 16%, from approximately $43.2 million in the three months ended December 31, 2023, to approximately $36.5 million in the three months ended December 31, 2024, primarily due to reduction in employee related compensation due to reduction in force and rationalization of products, decrease of settlements and penalties and professional fees.

Other costs

The Company recognized other financing costs on initial recognition of warrants during the three months ended December 31, 2024 in the amount of $16.1 million due to additional notes with detached warrants issued during the three months ended December 31, 2024 (no investments during the three months ended December 31, 2023).

Loss on revaluation of warrants obligations was $34.6 million during the three months ended December 31, 2024 vs $6.7 million during the three months ended December 31, 2023 with the change mainly attributable to a significantly higher volume of warrant liabilities outstanding during the three months ended December 31, 2024, see Note 8 - Warrants and Other Derivative Liabilities and Fair Value Measurements to the financial statements.

Similarly, the interest expense increased by $18.4 in comparison to the three months ended December 31, 2023 due to a significantly higher volume of debt outstanding during the three months ended December 31, 2024, see Notes 7 to the financial statements.

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was approximately $114.9 million, or $661.33 net loss per share, for the three months ended December 31, 2024, as compared to a net loss attributable to common stockholders after preferred dividends of approximately $61.4 million, or $91,940.42 loss per share, for the three months ended December 31, 2023 (giving effect to reverse stock splits, see below).

Operating segments

The Company is currently comprised of two major operating segments:

●

Bollinger Motors. The Company acquired the controlling interest of Bollinger Motors Inc. on September 7, 2022. This acquisition positioned Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments

●

Mullen Commercial. By November 30, 2022, Mullen acquired a manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles.

Reverse Stock Splits and NASDAQ listing rules compliance

Our common stock is listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share.

Effective February 18, 2025, the Company implemented a reverse stock split at a ratio of 1-for-60 shares in order to satisfy this requirement.

In addition to the reverse stock split implemented in February 2025, the Company previously effected a 1-for-25 reverse stock split on May 4, 2023, a 1-for-9 reverse stock split on August 11, 2023, and a 1-for-100 reverse stock split on December 21, 2023, and a 1-for-100 reverse stock split on September 17, 2024. The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits.

The reverse stock splits did not change the authorized number of shares or the par value of the common stock nor modify any voting rights of the common stock. No fractional shares were issued in connection with the reverse stock splits and each fractional share resulting from the reverse stock splits were rounded up to the next whole share.

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

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $2.7 million as of December 31, 2024. During the three months ended December 31, 2024, the Company used approximately $25.6 million of cash for operating activities. The net working capital deficit on December 31, 2024 amounted to approximately $186.2 million, or $41.2 million, after excluding derivative and other warrant liabilities and liabilities to issue stock, that are supposed to be settled by issuing common stock without using cash. For the three months ended December 31, 2024, the Company incurred a net loss of $118.8 million, and as of December 31, 2024, our accumulated deficit was $2.4 billion.

The Company believes that its available liquidity will not be sufficient to meet its current obligations for a period of at least twelve months from the date of the filing of these unaudited interim condensed consolidated financial statements. Accordingly, the Company has concluded there is substantial doubt about its ability to continue as a going concern. During the quarter ended December 31, 2024, the Company made the decision to temporarily shut down key production facilities due to short-term liquidity constraints. This action directly impacts our ability to produce vehicles. Should this shutdown continue, our cash flows from operating activities are expected to be further negatively impacted, which would further worsen the Company’s cash position. Management is pursuing several strategies to address liquidity concerns, including equity or debt financing and cost reduction and operational restructuring. Despite these efforts, there is no assurance that these initiatives will be successful. Without additional funding, the Company may be unable to continue operations and could be required to seek bankruptcy protection within 30 days of the issuance of these financial statements.

These unaudited interim condensed consolidated financial statements do not include any adjustments to the carrying amounts of assets or liabilities that may result from the outcome of these uncertainties.

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness, warrants, convertible preferred stock and common stock.

During the three months ended December 31, 2024, we received $8.8 million as part of the additional investment right under a May 14, 2024 Securities Purchase Agreement, which involved issuance of senior secured convertible notes, bearing 15% interest and maturing in 4 months, and warrants with terms further described in the Note 7 and Note 8 to the condensed consolidated financial statements. Furthermore, in October 2024, the Company received $1 million proceeds in accordance with the equity line of credit (see further in the Note 9).

Also, in October 2024, Bollinger Motors, Inc., a majority-owned subsidiary of Mullen Automotive Inc., received a $10 million long-term loan, providing additional capital to support the production and sale of Bollinger’s Class 4 EV truck, the B4. The note bears interest at 15% per annum, with interest-only payments starting November 29, 2024, and principal repayment due by October 30, 2026. It is secured by part of the assets of Bollinger Motors, excluding inventory and certain intellectual property.

During the three months ended December 31, 2024, a significant part of Senior secured convertible notes (that were issued previously and were in cross-default on September 30, 2024), as well as relevant accumulated interest, have been converted into shares of common stock. By the date these financial statements are available to be issued, almost full amount of the Senior convertible notes and accumulated interest, that were outstanding on September 30, 2024 and issued in October 2024, has been converted to shares of common stock.

Also, the Company reached an agreement with holders of matured notes and loan advances in amount of $2.7 million, as well as accumulated interest in amount of approximately $1.8 million, that the liabilities would be settled pursuant to Section 3(a)(9) of the Securities Act of 1933 by issuance of shares of common stock of the Company worth of $3 million. The liability was fully settled by December 2024 and the transaction resulted in recognition of gain on extinguishment of $1.5 million.

The following is a summary of our indebtedness as of December 31, 2024:

Debt outstanding on December 31, 2024	Senior convertible notes	Senior convertible notes	Senior convertible notes	Bollinger loan	Total
Issued	May 2024 - October 2024	December 12 and 13, 2024	December 26-30, 2024	October 2024	—

Principal amount	$3,782,970	$4,629,711	$4,210,526	$10,000,000	$22,623,207
Unamortized debt discount and issuance costs	(565,327)	(4,628,347)	(4,210,386)	—	(9,404,060)
Net carrying amount, current liability	3,217,643	1,364	140	—	3,219,147
Net carrying amount, noncurrent liability	—	—	—	10,000,000	10,000,000
Total net carrying amount	$3,217,643	$1,364	$140	$10,000,000	$13,219,147

Fair value - amount	$3,914,000	$4,827,000	$5,446,000	$10,000,000	$24,187,000
Fair value - leveling	Level 3	Level 3	Level 3	Level 3	—

Interest Rate	20% (default)	15%	15%	15%	—
Maturity	Due	April 12 and 13, 2024	April 26-30, 2024	October 30, 2026	—
Conversion price floor (not subject to reverse stock splits)	$1.16	$1.16	$0.21	n/a	—
Conversion approved by shareholders	Yes	Yes	Pending	n/a	—

The following is a summary of our indebtedness as of September 30, 2024:

Debt outstanding on September 30, 2024	Matured loans and advances	Senior convertible notes	Total
Issued	Before 2022	May 2024 - September 2024	—

Principal amount	$2,717,804	$20,346,283	$23,064,087
Unamortized debt discount and issuance costs	-	(17,664,310)	(17,664,310)
Net carrying amount, current liability	2,717,804	2,681,973	5,399,777
Net carrying amount, noncurrent liability	—	—	-
Total net carrying amount	$2,717,804	$2,681,973	$5,399,777

Fair value - amount	$1,805,000	$17,700,000	$19,505,000
Fair value - leveling	Level 3	Level 3	—

Interest Rate	10%	20% (default)	—
Maturity	Due	Due	—
Conversion price floor (not subject to reverse stock splits)	n/a	$1.16	—
Conversion approved by shareholders	n/a	Yes	—

Scheduled Debt Maturities

The following are scheduled debt maturities as of December 31, 2024:

	Year Ended September 30,
	2025 (9 months)	2026	2027	2028	2029	Thereafter	Total
Total Debt	$12,623,207	$—	$10,000,000	$—	$—	$—	$22,623,207

Cash Flows

The following table provides a summary of our cash flow data for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
Net cash provided by (used in):	2024	2023
Operating activities	$(25,564,413)	$(59,891,553)
Investing activities	(2,220,984)	(6,865,681)
Financing activities	19,780,360	—

Cash Flows used in Operating Activities

Our cash flow used in operating activities to date has been primarily comprised of costs related to research and development, payroll and other general and administrative activities. Net cash used in operating activities was $25.6 million in the three months ended December 31, 2024, a 57% decrease from $59.9 million net cash used during the three months ended December 31, 2023.

Cash Flows used in Investing Activities

During the three months ended December 31, 2024 and 2023, our cash flows used in investing activities have been comprised mainly of equipment purchases. Net cash used in investing activities was $2.2 million in the three months ended December 31, 2024, an 68% decrease from $6.9 million used in investing activities during the three months ended December 31, 2023.

Cash Flows provided by Financing Activities

Through December 31, 2024, we have financed our operations primarily through the issuance of convertible notes and warrants, as well as by receiving a long-term loan for production of Bollinger vehicles (for further details, see section Debt above). Net cash provided by financing activities was $19.8 million for the three months ended December 31, 2024, as compared to $0.0 million net cash obtained from financing activities for the three months ended December 31, 2023.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations and other commitments for cash expenditures as of December 31, 2024, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended September 30,	Payments
2025 (9 months)	$4,950,794
2026	5,022,622
2027	5,000,409
2028	4,827,540
2029	1,358,041
Thereafter	5,994,883
Total Future Minimum Lease Payments	$27,154,289

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our financial statements have been prepared by U.S. GAAP. In the preparation of these financial statements, our management is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Management considers an accounting judgment, estimate, or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 3 to the condensed consolidated financial statements.

In preparation of these financial statements, the management applied critical estimates and assumptions while performing impairment tests for long-lived assets and while determining net realizable value of inventory.

Impairment tests for other long-lived assets

We identified Bollinger and Mullen Commercial (refer to Note 4 - Segment information) as our reporting units for the purposes of assessing impairments.

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

Due to a prolonged decrease in our market capitalization, including a significant decline in stock price and budgeted performance targets not achieved as compared to acquisition date budgets, we assessed noncurrent assets for impairment. As a result of impairment tests performed by management as of December 31, 2024, no impairment was recognized, primarily because of significant impairment that reduced carrying amount of long-lived assets in previous periods.

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

As a result of the tests performed by the management as of December 31, 2024, the write-down to net realizable value in amount of $0.8 million was recorded (as of September 30, 2024, we recognized net realizable value adjustments of $15.6 million, primarily related to excess raw material and slower moving inventory of the Mullen Commercial segment). These adjustments were recorded as a component of cost of goods sold.

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

Recent Accounting Pronouncements

Accounting standard updates issued but not yet effective were assessed and determined to be either not applicable or not expected to have a material impact on our interim condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, being the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s 2024 Annual Report, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control Over Financial Reporting

There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors are discussed in Part I, Item 1A. “Risk Factors” in our 2024 Form 10-K, and could materially affect our business, financial condition, or future results of operation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

None of the Company's directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended December 31, 2024.

Item 6. Exhibits

Exhibit No.	Description
10.1

Amended and Restated Secured Promissory Note dated October 24, 2024 issued by Bollinger Motors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 28, 2024)

10.2#

Amendments to 2022 Performance Stock Award Agreement and 2023 Performance Stock Award Agreement dated December 27, 2024 between Mullen Automotive Inc. and David Michery (incorporated by reference to Exhibit 10.3(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on January 24, 2025)

10.3

Additional Investment Right Agreement dated December 12, 2024 by and among Mullen Automotive Inc. and the purchasers named therein (incorporated by reference to Exhibit 10.25(d) to the Company’s Annual Report on Form 10-K, filed with the SEC on January 24, 2025)

10.4

Additional Investment Right Agreement dated December 31, 2024 by and among Mullen Automotive Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.25(e) to the Company’s Annual Report on Form 10-K, filed with the SEC on January 24, 2025)

10.5

Amendment to Purchase Agreement dated November 4, 2024 between the Mullen Automotive Inc, VoltiE Group, Volt Mobility Holding Ltd. and The Lessor Car Rental LLC (incorporated by reference to Exhibit 10.29(a) to the Company’s Annual Report on Form 10-K, filed with the SEC on January 24, 2025)

10.6

Settlement Agreement and Stipulation dated November 19, 2024 between Mullen Automotive Inc and investors named therein (Form of Pre-Funded Warrant attached as Exhibit A) (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K, filed with the SEC on January 24, 2025)

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

#        Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mullen Automotive Inc.

February 19, 2025	By:	/s/ David Michery
David Michery
Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer and duly authorized officer)

/s/ Jonathan New
Jonathan New Chief Financial Officer (Principal Financial Officer)