Form 10-Q
period 2025-03-31
MULLEN AUTOMOTIVE INC.
filed 2025-05-20
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, a total of  44,450,738 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	September 30, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,404,708	$10,321,827
Restricted cash	915,751	426,851
Inventory	38,283,363	37,503,112
Prepaid expenses and other current assets	12,296,302	14,798,553
Accounts receivable	—	124,295
TOTAL CURRENT ASSETS	52,900,124	63,174,638

Property, plant, and equipment, net	32,695,083	82,180,266
Intangible assets, net	13,302,625	27,056,030
Right-of-use assets	2,864,917	3,041,485
Noncurrent assets held for sale due to settlement	45,175,558	—
Other noncurrent assets	3,151,193	3,178,870
TOTAL ASSETS	$150,089,500	$178,631,289

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$49,961,959	$41,335,509
Accrued expenses and other current liabilities	44,559,907	51,612,166
Derivative liabilities	95,700,233	79,742,180
Liability to issue shares	3,687,548	1,771,025
Lease liabilities, current portion	2,725,580	2,893,967
Notes payable, current portion	11,927,046	5,399,777
Refundable deposits	406,572	417,674
TOTAL CURRENT LIABILITIES	208,968,845	183,172,298
Liability to issue shares, net of current portion	133,684	356,206
Lease liabilities, net of current portion	10,527,500	11,648,662
TOTAL LIABILITIES	$219,630,029	$195,177,166
Contingencies and claims (Note 19)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 626,263,159 and 126,263,159 shares of preferred stock authorized at March 31, 2025 and September 30, 2024, respectively
Preferred Series D; 84,572,538 shares authorized; 363,097 shares issued and outstanding at March 31, 2025 and September 30, 2024 (preference in liquidation of $159,000 at March 31, 2025 and September 30, 2024)	363	363
Preferred Series C; 24,874,079 shares authorized; 458 shares issued and outstanding at March 31, 2025 and September 30, 2024 (preference in liquidation of $4,049 at March 31, 2025 and September 30, 2024)	—	—
Preferred Series A; 83,859 shares authorized; 648 shares issued and outstanding at March 31, 2025 and September 30, 2024 (preference in liquidation of $836 at March 31, 2025 and September 30, 2024)	1	1
Common stock; $0.001 par value; 5,000,000,000 shares authorized at March 31, 2025 and September 30, 2024; 1,020,573 and 763 shares issued and outstanding at March 31, 2025 and September 30, 2024 respectively (*)	1,021	1
Additional paid-in capital (*)	2,408,229,398	2,290,664,547
Accumulated deficit	(2,481,185,386)	(2,319,220,938)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ATTRIBUTABLE TO THE COMPANY'S STOCKHOLDERS	(72,954,603)	(28,556,026)
Noncontrolling interest	3,414,074	12,010,149
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(69,540,529)	(16,545,877)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$150,089,500	$178,631,289

(*) Adjusted retroactively for reverse stock splits, see  Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024

Revenue from sale of vehicles	$4,950,140	$33,335	$7,870,625	$33,335
Cost of revenues	6,996,936	13,440	13,585,869	13,440
Gross loss	(2,046,796)	19,895	(5,715,244)	19,895

Operating expenses:
General and administrative	$41,372,436	$47,903,692	$77,856,845	$91,137,744
Research and development	10,364,113	24,023,526	21,646,488	40,193,493
Impairment of intangible assets	12,006,452	73,447,067	12,006,452	73,447,067
Impairment of right-of -use assets	—	3,167,608	—	3,167,608
Impairment of goodwill	—	28,846,832	—	28,846,832
Loss from operations	(65,789,797)	(177,368,830)	(117,225,029)	(236,772,849)

Other income (expense):
Other financing costs - initial recognition of warrants	(21,105,570)	—	(37,184,192)	—
Gain/(loss) on warrants and derivative liability revaluation	98,247,063	3,622,758	63,617,277	(3,106,223)
Loss on exchange of warrants	(57,770,454)	—	(57,770,454)	—
Gain on extinguishment of debt	—	34,625	1,553,771	34,625
Loss on disposal of fixed assets	—	(449,855)	—	(373,865)
Interest expense	(7,526,542)	(259,700)	(26,191,911)	(517,723)
Other income, net	64,986	893,692	522,979	1,489,108
Total other income (expense)	11,909,483	3,841,520	(55,452,530)	(2,474,078)
Net loss before income tax benefit	$(53,880,314)	$(173,527,310)	$(172,677,559)	$(239,246,927)

Income tax benefit/ (provision)	(600)	2,165,062	(1,200)	3,891,300
Net loss	(53,880,914)	(171,362,248)	(172,678,759)	(235,355,627)

Net loss attributable to noncontrolling interest	(6,805,023)	(38,930,288)	(10,714,311)	(41,528,769)
Net loss attributable to stockholders	$(47,075,891)	$(132,431,960)	$(161,964,448)	$(193,826,858)

Waived/(accrued) accumulated preferred dividends and other capital transactions with preferred stockholders	(25,310)	(22,043)	(50,038)	(43,346)

Net loss attributable to common stockholders after preferred dividends and other capital transactions with preferred stockholders	$(47,101,201)	$(132,454,003)	$(162,014,486)	$(193,870,204)

Net Loss per Share (*)	$(489.24)	$(12,041,273)	$(3,338.65)	$(21,493,371)

Weighted average shares outstanding, basic and diluted (*)	96,275	11	48,527	9

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation.

See accompanying notes to these unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 for the three and six months ended March 31, 2025

(unaudited)

	Preferred Stock, total
	(see Note 9 for details)		Common Stock		Paid-in	Accumulated	Equity	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	attributable to	Interest	Equity
							the reporting entity		(Deficit)
Balance, October 1, 2024 (*)	364,203	$364	763	$1	$2,290,664,547	$(2,319,220,938)	$(28,556,026)	$12,010,149	$(16,545,877)
Cashless Warrant exercise	—	—	886,216	886	45,989,194	—	45,990,080	—	45,990,080
Issuance of common stock for conversion of convertible notes and interest	—	—	11,035	11	26,291,412	—	26,291,423	—	26,291,423
Common stock issued to settle matured loans and advances	—	—	213	1	3,000,000	—	3,000,001	—	3,000,001
Common stock issued under equity line of credit	—	—	84	—	1,017,135	—	1,017,135	—	1,017,135
Share-based compensation	—	—	122,250	122	43,180,568	—	43,180,690	—	43,180,690
Preferred stock dividends	—	—	—	—	(50,038)	—	(50,038)	—	(50,038)
Common stock issued to avoid fractional shares on reverse stock split	—	—	12	—	—	—	—	—	-
Noncontrolling interest - decrease from additional investments into subsidiary	—	—	—	—	(1,863,420)	—	(1,863,420)	1,863,420	-
Noncontrolling interest - increase from stock based compensation								254,816	254,816
Noncontrolling interest - decrease from current losses	—	—	—	—	—	—	—	(10,714,311)	(10,714,311)
Net Loss	—	—	—	—	—	(161,964,448)	(161,964,448)	—	(161,964,448)
Balance, March 31, 2025	364,203	$364	1,020,573	$1,021	$2,408,229,398	$(2,481,185,386)	(72,954,603)	$3,414,074	$(69,540,529)

Balance, January 1, 2025 (*)	364,203	$364	4,043	$4	$2,331,034,594	$(2,434,109,495)	$(103,074,533)	$8,865,194	$(94,209,339)
Cashless Warrant exercise	—	—	885,982	886	42,035,171	—	42,036,057	—	42,036,057
Issuance of common stock for conversion of convertible notes and interest	—	—	9,056	9	9,624,164	—	9,624,173	—	9,624,173
Share-based compensation	—	—	121,480	122	26,914,682	—	26,914,804	—	26,914,804
Preferred stock dividends	—	—	—	—	(25,310)	—	(25,310)	—	(25,310)
Common stock issued to avoid fractional shares on reverse stock split	—	—	12	—	—	—	—	—	-
Noncontrolling interest - decrease from additional investments into subsidiary	—	—	—	—	(1,353,903)	—	(1,353,903)	1,353,903	-
Noncontrolling interest - decrease from current losses	—	—	—	—	—	—	—	(6,805,023)	(6,805,023)
Net Loss	—	—	—	—	—	(47,075,891)	(47,075,891)	—	(47,075,891)
Balance, March 31, 2025	364,203	$364	1,020,573	$1,021	$2,408,229,398	$(2,481,185,386)	(72,954,603)	$3,414,074	$(69,540,529)

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 for the three and six months ended March 31, 2024

(unaudited)

	Preferred Stock, total
	(see Note 9 for details)		Common Stock		Paid-in	Accumulated	Equity	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	attributable to	Interest	Equity
							the reporting entity		(Deficit)
Balance, October 1, 2023 (*)	1,575,502	$1,576	5	$—	$2,071,112,998	$(1,862,162,037)	$208,952,537	$63,855,573	$272,808,110
Cashless Warrant exercise	—	—	4	—	59,165,038	—	59,165,038	—	59,165,038
Share-based compensation	—	—	3	—	20,840,470	—	20,840,470	—	20,840,470
Preferred stock dividends	—	—	—	—	(43,345)	—	(43,345)	—	(43,345)
Shares issued to avoid fractional shares on reverse stock split	—	—	1	—	—	—	—	—	—
Noncontrolling interest - decrease from current losses	—	—	—	—	—	—	—	(41,528,769)	(41,528,769)
Net Loss	—	—	—	—	—	(193,826,858)	(193,826,858)	—	(193,826,858)
Balance, March 31, 2024 (*)	1,575,502	$1,576	13	$—	$2,151,075,161	$(2,055,988,895)	95,087,842	$22,326,804	$117,414,646

Balance, January 1, 2024 (*)	1,575,502	$1,576	10	$—	$2,134,112,364	$(1,923,556,935)	$210,557,005	$61,257,092	$271,814,097
Cashless Warrant exercise	—	—	2	—	8,287,369	—	8,287,369	—	8,287,369
Share-based compensation	—	—	1	—	8,697,470	—	8,697,470	—	8,697,470
Preferred stock dividends	—	—	—	—	(22,042)	—	(22,042)	—	(22,042)
Noncontrolling interest - decrease from current losses	—	—	—	—	—	—	—	(38,930,288)	(38,930,288)
Net Loss	—	—	—	—	—	(132,431,960)	(132,431,960)	—	(132,431,960)
Balance, March 31, 2024 (*)	1,575,502	$1,576	13	$—	$2,151,075,161	$(2,055,988,895)	95,087,842	$22,326,804	$117,414,646

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited condensed consolidated financial statements.

MULLEN AUTOMOTIVE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(172,678,759)	$(235,355,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,272,019	15,609,276
Revaluation of warrants and derivative liabilities	(63,617,277)	3,106,223
Loss on exchange of warrants	57,770,454	—
Other financing costs - initial recognition of warrants	37,184,192	—
Amortization of debt discount and other non-cash interest expense	24,026,629	—
Depreciation and amortization	9,519,559	14,310,450
Gain on extinguishment of debt	(1,553,771)	(34,625)
Write-down of inventory to net realizable value	838,765	—
Impairment of intangible assets	12,006,452	73,447,067
Impairment of goodwill	—	28,846,832
Impairment of right-of -use assets		3,167,608
Deferred income taxes	—	(3,891,300)
Non-cash interest and other operating activities	—	216,021
Loss/(gain) on assets disposal	—	323,865

Changes in operating assets and liabilities:
Accounts receivable	124,295	671,750
Inventories	(1,619,016)	(16,154,711)
Prepaids and other assets	2,998,265	(726,490)
Accounts payable	9,025,613	9,523,141
Accrued expenses and other liabilities	(3,772,295)	(77,010)
Right-of-use assets and lease liabilities	(1,112,981)	(1,455,446)
Net cash used in operating activities	(48,587,856)	(108,472,976)

Cash Flows from Investing Activities
Purchase of equipment	(3,860,723)	(12,470,001)
Net cash used in investing activities	(3,860,723)	(12,470,001)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable with detachable warrants	33,003,225	—
Proceeds from issuance of notes payable by subsidiary	10,000,000	—
Payment of notes payable	—	(4,945,832)
Issuance of stock under equity line of credit	1,017,135	—
Net cash provided by financing activities	44,020,360	(4,945,832)

Change in cash	(8,428,219)	(125,888,809)
Cash and restricted cash (in amount of $426,851), beginning of period	10,748,678	155,696,470
Cash and restricted cash (in amount of $915,751), ending of period	$2,320,459	$29,807,661

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$625,000	$37,458

Supplemental Disclosure for Non-Cash Activities:
Exercise of warrants recognized earlier as liabilities	45,990,081	59,163,019
Reclassification of property, plant and equipment to noncurrent assets held for sale due to settlement	45,175,558	—
Convertible notes and interest - conversion to common stock	26,291,423	—
Extinguishment of debt and interest (in exchange for own common stock)	4,553,771	—
Change in noncontrolling interest upon additional investments into subsidiary	1,863,420	—
Right-of-use assets obtained in exchange of operating lease liabilities	—	11,185,901

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

Mullen Automotive Inc., a California corporation (“Previous Mullen”), was originally formed on April 20, 2010, as a developer and manufacturer of electric vehicle technology and operated as the Electric Vehicle (“EV”) division of Mullen Technologies, Inc. (“MTI”) until November 5, 2021, at which time Previous Mullen underwent a capitalization and corporate reorganization by way of a spin-off to its shareholders, followed by a reverse merger with and into Net Element, Inc., which was accounted for as a reverse merger transaction, in which Previous Mullen was treated as the acquirer for financial accounting purposes. (the “Merger”). The Company changed its name from “Net Element, Inc.” to “Mullen Automotive Inc” and the Nasdaq ticker symbol for the Company’s common stock, par value $0.001 (the “common stock”), changed from “NETE” to “MULN” on the Nasdaq Capital Market (the “Nasdaq” or the “Nasdaq Capital Market”) at the opening of trading on November 5, 2021.

Mullen is building and delivering the newest generation of commercial trucks. We also have a portfolio of high-performance passenger vehicles in various stages of product development for launch in subsequent years subject to available financing.

The acquisition of a controlling interest in Bollinger Motors, Inc. in September 2022 positioned Mullen into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments. The first Bollinger vehicles were sold in September 2024. After the balance sheet date, on May 7, 2025, the United States District Court for the Eastern District of Michigan issued an order appointing a receiver over the Company's majority-owned subsidiary Bollinger Motors in response to litigation initiated by Robert Bollinger regarding untimely payment of interest on long-term loan. As a result, the Company lost operating control over Bollinger Motors (see further in Note 19 - Contingencies and claims).

The second acquisition was in October 2022, when the U.S. Bankruptcy Court approved the Company's acquisition of Electric Last Mile Solutions ("ELMS") assets in an all-cash purchase. With this transaction, Mullen acquired a manufacturing plant in Mishawaka Indiana and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles. The first vehicles were produced and delivered to customers during the 12 months ended September 30, 2023.

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

These unaudited interim condensed consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated financial statements for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods. Comprehensive loss is not separately presented as the amounts are equal to net loss for the six months ended March 31, 2025 and 2024. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended  September 30, 2024 (the "2024 Annual Report").

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Splits

Our common stock is listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share.

On February 14, 2025, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-sixty (1-for-60) reverse stock split of its common stock. The reverse stock split became effective on February 18, 2025. As further described in Note 20 - Subsequent events, the Company also effected a 1-for-100 reverse stock split on April 11, 2025, which was applied retroactively to these consolidated financial statements.

In addition to the reverse stock splits referred to above, the Company previously effected a 1-for-25 reverse stock split on May 4, 2023, a 1-for-9 reverse stock split on August 11, 2023, a 1-for-100 reverse stock split on December 21, 2023, and 1-for-100 reverse stock split on September 17, 2024. The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits.

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

The retroactive impact of the latest reverse stock split on the shares of common stock previously reported for the fiscal year ended September 30, 2024, was as follows:

	Reported in	Adjustment to	Adjustment to	Total
	10-K 2024	RSS 1:60 (February 2025)	RSS 1:100 (April 2025)	after RSSs
Balance, September 30, 2023, number of shares of common stock	28,718	(28,239)	(474)	5
Increase of common stock during fiscal year 2024	4,548,589	(4,472,780)	(75,051)	758
Balance, September 30, 2024, number of shares of common stock	4,577,307	(4,501,019)	(75,525)	763

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

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $2.3 million as of March 31, 2025. During the six months ended March 31, 2025, the Company used approximately $48.6 million of cash for operating activities. The net working capital deficit on March 31, 2025 amounted to approximately $156.1 million, or $56.7 million after excluding derivative and warrant liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the six months ended March 31, 2025, the Company incurred a net loss of $172.7 million and, and as of March 31, 2025, our accumulated deficit was approximately $2.5 billion.

The Company believes that its available liquidity will not be sufficient to meet its current obligations for a period of at least twelve months from the date of the filing of these unaudited interim condensed consolidated financial statements. Accordingly, the Company has concluded there is substantial doubt about its ability to continue as a going concern. During the six months ended March 31, 2025, the Company made the decision to temporarily shut down key production facilities due to short-term liquidity constraints. This action directly impacts our ability to produce vehicles. Should this shutdown continue, our cash flows from operating activities are expected to be further negatively impacted, which would further worsen the Company’s cash position. Management is pursuing several strategies to address liquidity concerns, including equity or debt financing and cost reduction and operational restructuring. Despite these efforts, there is no assurance that these initiatives will be successful. Without additional funding, the Company may be unable to continue operations and could be required to seek bankruptcy protection within 30 days of the issuance of these financial statements.

These unaudited interim condensed consolidated financial statements do not include any adjustments to the carrying amounts of assets or liabilities that may result from the outcome of these uncertainties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are defined as those that reflect significant judgments and uncertainties and potentially result in materially different results under different assumptions and conditions. See our 2024 Annual Report for a detailed discussion of our accounting policies.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Cash

Cash obtained from customer deposits is held by the Company and is deemed restricted from use to fund operations.

Accounts receivable

Accounts receivable consist of receivables from our customers for the sale of vehicles. The Company provides an allowance against accounts receivable for any expected credit losses. No allowance was recorded by the Company as of  March 31, 2025 and September 30, 2024.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Income taxes are recorded in accordance with ASC 740, Income Taxes, which provides for deferred taxes using an asset and liability approach. We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided, if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because the recoverability of the tax assets does not meet the “more likely than not” requirement as of  March 31, 2025 and September 30, 2024

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the “more likely than not” threshold for financial statement recognition and measurement. There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. As of  March 31, 2025 and September 30, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

General and Administrative Expenses

General and administrative (“G&A”) expenses include expenses not related to production, such as salaries and employee benefits, professional fees, rent, repairs and maintenance, utilities and office expenses, depreciation and amortization, advertising, marketing and other selling expenses, settlements and penalties, taxes, and licenses, etc. Advertising costs are expensed as incurred and are included in G&A expenses, other than trade show expenses which are deferred until occurrence of the future event in accordance with ASC 720‑35, “Other Expenses – Advertising Cost.” Advertising costs for the three and six months ended March 31, 2025 were approximately $0.5 million and $0.9 million, respectively (for the three and six months ended March 31, 2024, $7.3 million and $13.6 million, respectively).

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has also adopted incentive plans that entitle the Chief Executive Officer to share-based awards generally calculated as 1-3% of outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones). This share-based compensation is accrued over the service term when it is probable that the milestone will be achieved. The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, the current market price of the common stock and the number of shares of common stock outstanding – until the shares have been issued, or until fulfilling the milestone requirements becomes unlikely.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

●

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (fewer active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Concentrations of Credit Risk

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations. However, we have not experienced any losses in such accounts, and management believes we are not exposed to any significant credit risk on these accounts due to the high credit rating of relevant financial institutions. The amounts in excess of insured limits as of March 31, 2025 and  September 30, 2024 are $1.6 million and $10.0 million, respectively.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. Our CEO and Chairman of the Board of Directors (the "Board of directors" or the "Board"), as the CODM, makes decisions about resources to be acquired, allocated and utilized to each operating segment. The Company is currently comprised of two major operating segments:

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

Segment reporting for the three and six months ended March 31, 2025
	Bollinger	Mullen Commercial	Total
Revenue for the three months ended March 31, 2025	$996,389	$3,953,751	$4,950,140
Revenue for the six months ended March 31, 2025	3,778,309	4,092,316	7,870,625
Segment's net loss before impairment and income taxes for the three months ended March 31, 2025	(11,852,385)	(30,021,477)	(41,873,862)
Segment's net loss before impairment and income taxes for the six months ended March 31, 2025	(24,889,966)	(135,781,141)	(160,671,107)
Segment's net loss before income taxes for the three months ended March 31, 2025	(11,852,385)	(42,027,929)	(53,880,314)
Segment's net loss before income taxes for the six months ended March 31, 2025	(36,896,418)	(135,781,141)	(172,677,559)
Total segment assets	50,178,424	99,911,076	150,089,500

Segment reporting for the three and six months ended March 31, 2024
	Bollinger	Mullen Commercial	Total
Revenue for the three months ended March 31, 2024	$—	$33,335	$33,335
Revenue for the six months ended March 31, 2024	—	33,335	33,335
Segment's net loss before impairment and income taxes for the three months ended March 31, 2024	(8,726,290)	(59,339,513)	(68,065,803)
Segment's net loss before impairment and income taxes for the six months ended March 31, 2024	(19,207,967)	(114,577,453)	(133,785,420)
Segment's net loss before income taxes for the three months ended March 31, 2024	(97,232,147)	(76,295,163)	(173,527,310)
Segment's net loss before income taxes for the six months ended March 31, 2024	(107,713,824)	(131,533,103)	(239,246,927)
Total segment assets	60,455,912	153,663,837	214,119,749

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As further disclosed in Note 19 - Contingencies and claims, on May 9, 2025, the Company entered into a legal settlement agreement with GEM to resolve outstanding legal claims. As part of the settlement, the Company agreed to transfer ownership of its Mishawaka facility to GEM in satisfaction of the related liability.  The assets to be transferred to GEM are presented separately on the consolidated balance sheet as “Noncurrent assets held for sale due to settlement” and, as of March 31, 2025, remain a part of the Mullen commercial segment in the disclosures above.

In May 2025, the Company lost operating control over Bollinger Motors, Inc, following litigation initiated by the subsidiary’s founder and lender (see Note 19 - Contingencies and claims and Note 20 – Subsequent events).

NOTE 5 – INVENTORY

The cost of inventories is determined using a standard cost method, which approximates the first-in, first-out (FIFO) method. This includes direct materials, direct labor, and relevant manufacturing overhead costs. Variances between standard and actual costs are recognized in the cost of goods sold during the period in which they occur.

The Company's inventories are stated at the lower of cost or net realizable value and consist of the following:

	March 31, 2025	September 30, 2024
Inventory
Raw materials	$13,465,643	$12,658,123
Work in process	867,098	4,360,565
Finished goods	10,263,879	3,857,427
Finished goods delivered to dealer for distribution	13,686,743	16,626,997
Total Inventory	$38,283,363	$37,503,112

During the three and six months ended March 31, 2025, approximately $0.9 million and $2.0 million,respectively, of the Company's inventories were consumed in R&D activities (approximately $0.1 million and $0.9 million during the three and six months ended March 31, 2024, respectively), which was recognized as part of research and development expense in the consolidated statement of operations.

The Company regularly reviews its inventories for excess and obsolete items by assessing their net realizable value. The net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. During the three and six months ended March 31, 2025, we recorded a loss of $0.8 million and $0.8 million, respectively ($0.0 during the three and six months ended March 31, 2024), to write the inventories down to net realizable value (Mullen commercial segment) - mainly due to excess raw materials and slower-moving inventory.

The net realizable value assessment considered the current expected selling prices of Mullen One, Mullen Three, and Bollinger B4 vehicles, based on recent sales and current market demand. Should actual sales prices or demand decline, additional write-downs may be required in future periods. Additionally, if the Company is unable to secure sufficient funding to continue operations as planned, inventory may need to be sold at further discounted prices, which could negatively impact future financial results. As of March 31, 2025, production activities in Mullen Commercial and Bollinger segments were temporarily suspended due to short-term liquidity constraints.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – INTANGIBLE ASSETS

Intangible assets with finite useful lives are amortized over the period of estimated benefit using the straight-line method. The weighted average remaining useful life of intangible assets is 7.3 years. The straight-line method of amortization represents management’s best estimate of the distribution of the economic value of the intangible assets.

	March 31, 2025			September 30, 2024
			Net			Net
	Cost	Accumulated	Carrying	Cost	Accumulated	Carrying
	Basis	Amortization	Amount	Basis	Amortization	Amount
Finite-Lived Intangible Assets
Patents	$12,123,750	$—	12,123,750	$32,447,460	$(6,699,330)	25,748,130
Other	745,947	(382,579)	363,368	745,947	(308,188)	437,759
Trademarks	1,095,693	(280,186)	815,507	1,095,693	(225,552)	870,141
Total finite-lived intangible assets	13,965,390	(662,765)	13,302,625	34,289,100	(7,233,070)	27,056,030
Total Intangible Assets	$13,965,390	$(662,765)	$13,302,625	$34,289,100	$(7,233,070)	$27,056,030

Total future amortization expense for finite-lived intangible assets is as follows:

Years Ended September 30,	Future Amortization
2025 (6 months)	$946,979
2026	1,888,783
2027	1,878,973
2028	1,744,360
2029	1,739,593
Thereafter	5,103,937
Total Future Amortization	13,302,625

For the three and six months ended March 31, 2025, amortization of the intangible assets was $0.9 million and $1.8 million, respectively (during the three and six months ended March 31, 2024: $1.3 million and $2.6 million, respectively).

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to unfavorable market conditions and the decline of market prices of the Company’s common stock, we tested patents acquired in September 2022 as part of the Bollinger segment (see Note 21 - Segment information) for recoverability on March 31, 2025 and recognized impairment loss in amount of $12.0 million mainly due to the uncertainty of future fundings required to support the business and decrease of Company's market capitalization. During the three and six months ended March 31, 2024: impairment of the intangible assets was $73.4 million, plus impairment of goodwill amounted to $28.8 million (carrying value of goodwill was zero as of both March 31, 2025 and September 30, 2024).

NOTE 7 – DEBT

Short and Long-Term Debt

The following is a summary of our indebtedness as of  March 31, 2025 and of transactions during the six months ended March 31, 2025:

Changes in debt during the 6 months ended March 31, 2025	Bollinger loan	Senior Secured Convertible Notes	Total
Principal as of October 1, 2024	$-	$20,346,283	$20,346,283
Original interest discount as of October 1, 2024	—	(17,664,310)	(17,664,310)
Carrying amount as of October 1, 2024	—	2,681,973	2,681,973

Notes issued, principal	10,000,000	35,345,500	45,345,500
Original interest discount and debt issuance costs at inception	—	(35,345,500)	(35,345,500)
Amortization of original interest discount and debt issuance costs	—	7,962,228	7,962,228
Paid in cash	—	—	—
Principal converted	—	(24,781,552)	(24,781,552)
Original interest discount related to the principal converted	—	16,064,397	16,064,397
Other adjustments	—	—	—

Principal as of March 31, 2025	10,000,000	30,910,231	40,910,231
Original interest discount as of March 31, 2025	—	(28,983,185)	(28,983,185)
Carrying amount as of March 31, 2025	$10,000,000	$1,927,046	$11,927,046
Including presented as current liability	10,000,000	1,927,046	11,927,046
Including presented as noncurrent liability	—	—	—

Fair value - amount	$10,000,000	$-	—
Fair value - leveling	Level 3	Level 3	—

Contractual interest rate	15%	15%	—
Maturity	Due (default)	April - July 2025	—

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our indebtedness as of September 30, 2024:

Debt outstanding as of September 30, 2024	Matured loans and advances	Senior convertible notes	Total
Issued	Before 2022	May 2024 - September 2024	—

Principal amount	$2,717,804	$20,346,283	$23,064,087
Unamortized debt discount and issuance costs	-	(17,664,310)	(17,664,310)
Net carrying amount, current liability	2,717,804	2,681,973	5,399,777
Net carrying amount, noncurrent liability	—	—	-
Total net carrying amount	$2,717,804	$2,681,973	$5,399,777

Fair value - amount	$1,805,000	$17,700,000	$19,505,000
Fair value - leveling	Level 3	Level 3	—

Interest Rate	10%	20% (default)	—
Maturity	Due	Due	—
Conversion price floor (not subject to reverse stock splits)	n/a	$1.16	—

Scheduled Debt Maturities

The following are scheduled debt maturities as of March 31, 2025:

	Year Ended September 30,
	2025 (6 months)	2026	2027	2028	2029	Total
Total Debt due (excluding debt discount)	$40,910,231	$—	$—	$—	$—	$40,910,231

Accrued interest

As of March 31, 2025 and September 30, 2024, outstanding accrued interest on notes payable was $0.6 million and $2.4 million, respectively. During the three and six months ended March 31, 2025, the main part of the accumulated interest was converted to shares of common stock (see section "Senior secured convertible" notes below), and interest for the Bollinger loan was paid in cash. The weighted average interest rate on short term borrowings outstanding as of March 31, 2025 was 15%. The weighted average interest rate on short term borrowings outstanding as of September 30, 2024 was 18.8%. Amortization of the debt discounts and issuance costs during the three and six months ended March 31, 2025 amounted to $6.3 million and $24 million, respectively (during the three and six months ended March 31, 2024 - $0.1 million, and $0.2 million, respectively). Contractual interest expense accrued during the three and six months ended March 31, 2025 amounted to $1.2 million and $2.2 million, respectively (during the three and six months ended March 31, 2024 - $0.2 million, and $0.3 million, respectively).

Matured notes and advances

In October 2024, the Company reached an agreement with holders of matured notes and loan advances in amount of $2.7 million, as well as accumulated interest in amount of approximately $1.8 million, that the liabilities would be settled pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act") by issuance of shares of common stock of the Company worth of $3 million. The liability was fully settled by December 2024 by issuing 213 shares of common stock in several installments (giving effect to reverse stock splits, see Note 1 - Description of Business and Basis of Presentation). The transaction resulted in recognition of gain on extinguishment of $1.5 million.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bollinger loan

In October 2024, Bollinger Motors, Inc., a majority-owned subsidiary of Mullen Automotive Inc., issued an Amended and Restated Secured Promissory Note for $10.0 million to Robert Bollinger, providing additional capital to support the production and sale of Bollinger’s Class 4 EV truck, the B4. The note bears interest at 15% per annum, with interest-only payments starting November 29, 2024, and principal repayment due by October 30, 2026 (or earlier, upon Event of Default). It is secured by part of the assets of Bollinger Motors (now owned or hereafter acquired), excluding inventory and certain intellectual property that does not relate to commercial vehicles. On March 21, 2025, Robert Bollinger filed a complaint against Bollinger Motors in the U.S. District Court for the Eastern District of Michigan. In the complaint, Mr. Bollinger alleges breach of contract in connection with failure by Bollinger Motors to make a payment under the Amended and Restated Secured Promissory Note for $10.0 million entered into on October 24, 2024 (the "Bollinger Note"). Mr. Bollinger is seeking $10.5 million plus interest, attorney’s fees, costs and other damages arising from the breach and the appointment of a receiver over Bollinger Motors. Pursuant to its terms, the Bollinger Note bears interest at 15% per annum, with interest-only payments starting November 29, 2024, and principal repayment due by October 30, 2026, or earlier, upon an event of default. The Bollinger Note is secured by assets of Bollinger Motors, excluding inventory and certain intellectual property that does not relate to commercial vehicles. On March 24, 2025, Mr. Bollinger filed an emergency motion to appoint a receiver of Bollinger Motors and on May 7, 2025, the court entered an order placing Bollinger Motors into receivership and appointing a receiver to manage its affairs. As a result, the Bollinger Note has been classified as current in these consolidated financial statements.

Senior secured convertible notes

Initial May 2024 Senior secured convertible notes

On May 14, 2024, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement” or the "May 2024 Securities Purchase Agreement") with certain accredited investors for the sale of Senior Secured Convertible notes ( "May 2024 Senior convertible notes") and five-year warrants exercisable for 200% of shares of common stock (the “Warrants” - see further details in the Note 8 - Warrants and other derivative liabilities and fair value measurements).

May 2024 Senior convertible notes accrue interest at 15% and mature in four months from the date of issuance. Upon any event of default, the interest rate automatically increases to 20% per annum. The outstanding principal and accrued but unpaid interest on the May 2024 Senior convertible notes may be converted by the holder into shares of common stock at the lower of (i) 95% of closing sale price of common stock at execution date, (ii) 95% of the closing sale price of the common stock on the date that the Company’s registration statement on Form S-1 is declared effective, or (iii) 95% of the lowest daily volume weighted average price in the five (5) trading days prior to such conversion date, provided that the conversion price will not be less than $1.16 per share (not subject to adjustment for reverse stock splits).

As security for payment of the amounts due and payable under the May 2024 Senior convertible notes, the Company collaterally assigned and granted to the holders a continuing security interest in all of the Company’s right, title, and interest in, to, and under the property of the Company, whether then or hereafter owned, existing, acquired or arising and wherever then or hereafter located (subject to certain exceptions). May 2024 Senior convertible notes are senior in right of payment to all other current and future notes to which the Company is a party. The Senior convertible notes also impose restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, dividend distributions, and affiliate transactions, except for specified exceptions.

May 2024 Senior convertible notes and Warrants are not convertible by a holder to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the common stock.

In connection with all these securities purchase agreements, the Company also entered into a registration rights agreements with the investors, pursuant to which the Company agreed to prepare and file one or more registration statements with the SEC covering the resale of all registrable securities (issuable upon conversion of the Senior secured convertible notes described here in Note 7 - Debt and upon exercise of related warrants, described further in Note 8 - Warrants and other derivative liabilities and fair value measurements). The Company also agreed to provide certain piggyback registration rights to the investors. In addition, pursuant to the registration rights agreements, the Company is required to use its reasonable best efforts to keep the registration statements continuously effective from the date on which the SEC declares the registration statements to be effective until such date that all registrable securities covered by the registration statements have been sold pursuant to a registration statement under the Securities Act, under Rule 144 as promulgated by the SEC, or otherwise shall have ceased to be registrable securities. With certain exceptions, the Company may not file another registration statement that does not relate to the registrable securities until the 30th day anniversary of the first date on which the resale by the investors is covered by one or more registration statement.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the event that (i) the Company fails to file a registration statement by the Filing Deadline, (ii) a registration statement is not declared effective on or prior to the Effectiveness Deadline, (iii) sales cannot be made pursuant to the registration statement or the prospectus contained therein is not properly available for any reason for more than five consecutive calendar days or more than an aggregate of 10 calendar days during any 12-month period, or (iv) a registration statement is not effective for any reason or the prospectus contained therein is not properly available for use for any reason, and the Company fails to file with the SEC any required reports under the Securities Exchange Act of 1934 (the "Exchange Act"), then the Company has agreed (unless the registrable securities are freely tradable pursuant to Rule 144) to make payments to each investor as liquidated damages in an amount equal to 1.5% of such investor’s total committed purchase price for the registrable securities affected by such failure and an additional 1.5% on every 30 day anniversary, with a maximum of 12 payments (except with respect to clause (iv)). Such payments will bear interest at the rate of 10% per month (prorated for partial months) until paid in full and may be paid in shares of common stock at the option of the Company. Other than described above, the terms of the arrangement provide for no limitation to the maximum potential consideration (including shares) issuable by the Company. The Company has not recognized a contingent liability under the registration payment arrangement as of March 31, 2025, as the transfer of consideration is neither probable nor can be reasonably estimated.

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

May 2024 Senior convertible notes and Warrants also provide for certain purchase rights whereby if the Company grants, issues, or sells any options, convertible securities, or rights to purchase stock, warrants, securities, or other property pro rata to the record holders of any class of common stock, then the holder will be entitled to acquire such purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete exercise of the Warrant.

For a period beginning on investment date, and ending on the one-year anniversary from the later of (i) the date registration statements registering the shares issuable upon conversion of all of the May 2024 Senior convertible notes and exercise of all the Warrants is declared effective or (ii) the date the Company has obtained stockholder approval for the transaction, the investors were given the right, but not the obligation, to purchase an additional $52.6 million of 5% the Senior Secured Senior convertible notes and related Warrants on the same terms and conditions as provided in the Securities Purchase Agreement.

Initially, in May – July 2024, the investors purchased an aggregate principal amount of $52.6 million, or $50 million, including the 5% original issue discount. Subsequently, by September 30, 2024, investors purchased an aggregate principal amount of $12.5 million, or $11.9 million including the 5% original issue discount, of Senior convertible notes and Warrants under the rights pursuant to the May 2024 Securities Purchase Agreement.

New investments

During the six months ended March 31, 2025, the Company issued an additional aggregate principal amount of approximately $35 million of Senior secured convertible notes (and warrants – see Note 8 - Warrants and other derivative liabilities and fair value measurements below) under the additional investment rights granted pursuant to the May 2024 Securities Purchase Agreement (including the Additional Investment Right Agreement dated December 31, 2024) and Securities Purchase Agreements entered into on January 23, 2025, February 6, 2025 and March 6, 2025 with similar terms. Summary of the subsequent senior secured convertible notes issued pursuant to the May 2024 Securities Purchase Agreement and the subsequent securities purchase agreements, and their main differences from the terms and conditions described in detail in the section “May 2024 Senior secured convertible notes”, are presented in the table below.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments	Principal issued, USD	Maturity date	Conversion price floor, USD	Remaining principal on March 31, 2025
Securities Purchase Agreement dated May 14, 2024	$621,053	February, 2025	$1.16	$2,619
Investments #1 pursuant to May 2024 Securities Purchase Agreement	4,629,711	April 2025	1.16	2,064,322
Investments #2 pursuant to May 2024 Securities Purchase Agreement	4,210,526	April 2025	0.21	4,210,526
Investments #3 pursuant to May 2024 Securities Purchase Agreement	5,263,158	April 2025	1.16	4,011,712
Securities Purchase Agreement dated January 23, 2025	6,315,789	May 2025	0.08	6,315,789
Securities Purchase Agreement dated February 5, 2025	3,147,368	June 2025	0.05	3,147,368
Investments #4 pursuant to May 2024 Securities Purchase Agreement	1,578,947	June 2025	1.03	1,578,947
Investments #1 pursuant to January 2025 Securities Purchase Agreement	526,316	June 2025	0.08	526,316
Securities Purchase Agreement dated March 6, 2025	4,000,000	July 2025	0.37	4,000,000
Investments #5 pursuant to May 2024 Securities Purchase Agreement	1,578,947	July 2025	0.07	1,578,947
Investments #1 pursuant to March 2025 Securities Purchase Agreement	1,168,421	July 2025	0.37	1,168,421
Investments #1 pursuant to February 2025 Securities Purchase Agreement	726,316	July 2025	0.05	726,316
Investments #6 pursuant to May 2024 Securities Purchase Agreement	1,578,948	July 2025	0.03	1,578,948
Total	$35,345,500			$30,910,231

Upon initial recognition of all Senior convertible notes, the fair value of issued warrants exceeded the amount of proceeds (see Note 8 - Warrants and other derivative liabilities and fair value measurements). The resulting discount to the carrying amount of the Senior convertible notes is amortized over the life of the note and recognized as interest expense under the effective interest method until the earliest of conversion date and end of the 4 months period after the date of the relevant tranche.

Conversions

During the six months ended March 31, 2025, Senior convertible notes with a carrying amount of approximately $24.8 million and interest with a carrying amount of approximately $1.5 million were converted to 11,036 shares of common stock (giving retroactive effect to reverse stock splits, see Note 1 - Description of business and basis of presentation).

Remaining notes

As of March 31, 2025, the outstanding Senior convertible notes with a principal of $30.9 million and unamortized original issue discount of approximately $29 million were potentially convertible (hereinafter - without giving effect to the 9.9% blocker described above) into 1,462,822 shares of common stock, having a fair value of approximately $15.4 million. See also Note 20 - Subsequent events for disclosure on default after the balance sheet date.

Conversion of the notes depends on the lowest daily volume weighted average price of the Company's common stock ("VWAP") with a floor from to $0.03 to $1.16 depending on investment (the floor is not subject to adjustment for reverse stock splits), and by March 31, 2025 the lowest volume weighted average price (unadjusted to reverse stock split of April) was lower than the floor in respect of approximately 45% of outstanding notes. If the April 2025 1:100 reverse stock split was made effective before March 31, 2025, these notes would have been theoretically convertible into 2,184,899 shares of common stock. The maximum number of shares that could theoretically be issued upon conversion of these notes (calculated as if the lowest daily VWAP in the five trading days prior to conversion date decreased to or below relevant conversion floors), was approximately 270 million, and would have been approximately 284 million if the Company received shareholder approval for conversion of all outstanding notes. If the lowest daily VWAP in the five trading days prior to March 31, 2025, was $1 less (and the April 2025 1:100 reverse stock split was made effective before March 31, 2025), the Company, upon full conversion of outstanding notes, would theoretically be liable to issue approximately 179,000 shares more.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If the lowest daily VWAP in the five trading days prior to March 31, 2025, was $1 higher (and the April 2025 1:100 reverse stock split was made effective before March 31, 2025), the Company, upon full conversion of outstanding notes, would theoretically be liable to issue approximately 179,000 shares more.

Default on Senior Secured Convertible Notes

After the balance sheet date, the Senior convertible notes outstanding on April 15, 2025 (in amount of approximately $35.1 million) and relevant accumulated interest (in amount of approximately $0.8 million) were in cross-default due to the non-payment of portion of the loan that matured. Starting from that date, the interest rate increased from 15% to 20%. As of the date these financial statements were available to be issued, none of the investors demanded immediate payment of the notes and outstanding interest in cash.

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

Financial Liabilities Other than Measured at Fair Value on a Recurring Basis

Fair value of financial liabilities of the Company, other than those measured at fair value on a recurring basis, is disclosed in Note 7 - Debt.

Financial Liabilities Measured at Fair Value on a Recurring Basis

During the six months ended March 31, 2025, the Company had the following financial liabilities measured at fair value on a recurring basis:

Warrants issued with the Senior secured convertible notes

Description of the warrants and accounting treatment

As described in Note 7 - Debt, in connection with the issuance of the Senior convertible notes (under May 14, 2024 Securities Purchase Agreement and pursuant to subsequent financing), the investors also received 5-year warrants (the "Warrants”) exercisable for 200% of the shares of common stock underlying such Senior convertible notes at an exercise price equal to 105% of the closing sale price of the common stock on the execution date (subject to further adjustment e.g. for reverse stock splits).

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Warrants can also be exercised on a cashless basis pursuant to which the holder, without paying the exercise price, can receive number of shares of common stock determined according to the following formula:

Net Number = (A x B) / C, where:

A= The total number of shares with respect to which the Warrant is being exercised.

B= The Black Scholes Value (as described below).

C= The lower of the two Closing Bid Prices of the common stock in the two days prior the time of such exercise (as such Closing Bid Price is defined therein), subject to a certain floor, see below.

For purposes of the cashless exercise, “Black Scholes Value” means the Black Scholes value of an option for one share of common stock at the date of the applicable cashless exercise. As such, the Black Scholes value is determined and calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing (i) an underlying price per share equal to the Exercise Price (in certain cases - adjusted to reverse stock splits, see below), (ii) a risk-free interest rate corresponding to the U.S. Treasury rate, (iii) a strike price equal to the Exercise Price in effect at the time of the applicable cashless exercise (i.e. the same as in prong “i”), (iv) expected volatility equal to 135%, and (v) a deemed remaining term of the Warrant of five years (regardless of the actual remaining term of the Warrant).

The Warrants are convertible by a holder only to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the common stock.

The warrant contracts provide that if the Company issues or sells, enters into a definitive, binding agreement pursuant to which the Company is required to issue or sell or is deemed, pursuant to the provisions of the warrants, to have issued or sold, any shares of common stock for a price per share lower than the exercise price then in effect, subject to certain limited exceptions, then the exercise price of the warrants shall be reduced to such lower price per share. In addition, the exercise price and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment in connection with stock splits, dividends or distributions or other similar transactions. See also other terms and conditions of the contract described in Note 7 – Debt.

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

Out of the 40 warrants (hereinafter - giving effect to the reverse stock splits, see Note 1 - Description of business and basis of presentation) issued as part of consideration for the funds provided under the $50 million senior secured Senior convertible notes contract and additional investment right, 29 warrants remained unexercised as of September 30, 2024, with a carrying value of $79.7 million.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon initial recognition, the fair value of these warrants exceeded the amount of proceeds. The resulting discount to the carrying amount of the Senior convertible notes is amortized over the life of the note and recognized as interest expense under the effective interest method. Excess of initial fair value of warrant liabilities over the cash proceeds is recognized immediately and is presented in the consolidated statement of operations as "Other financing costs - initial recognition of warrants".

Exchange of warrants

During the three months ended March 31, 2025, the Company and certain investors entered into a Warrant Exchange Agreement (subsequently approved by shareholders) whereby the Company agreed to issue new warrants in exchange for the outstanding warrants. The new warrants have the same terms and conditions as the existing warrants (described above), including the number of shares issuable upon cash exercise and a term of five years from the date of original issuance, except that the exercise price floor in the formula for the cashless exercise of the new warrants is $0.01, not subject to adjustment for stock dividends, subdivisions, or combinations (including reverse stock splits). The transaction increased the fair value of warrants (calculated as number of shares issuable upon cashless exercise) and corresponding loss in amount of approximately $57.8 million was presented in the line item “Loss on exchange of warrants” of the consolidated statement of operations.

New investments

During the six months ended March 31, 2025, the Company received investments in amount of approximately $33 million, and, along with the Senior secured convertible notes (see Note 7 - Debt above), issued Warrants with a fair value of approximately $70.2 million, recording a loss of approximately $37.2 million in the statement of operations (line “Other financing costs - initial recognition of warrants”).

Exercises

During the six months ended March 31, 2025, warrants with a fair value of approximately $46 million were exercised, and the Company issued 886,216 shares of common stock (giving retroactive effect to reverse stock splits, see Note 1 - Description of business and basis of presentation). Also, 208,040 shares of common stock with a fair value of approximately $2.4 million were issued after the balance sheet date although the warrant exercise notice was received before March 31, 2025. These shares are recorded as "Liability to issue shares" in the consolidated balance sheets.

Remaining warrants

Outstanding warrants in amount of 462,864.4 with carrying value of $95.7 million as of March 31, 2025, were potentially exercisable (under cashless basis) for approximately 9,114,308 shares of common stock. Exercise of remaining warrants (on a cash or cashless basis) is available to investors for a period of approximately 4.5 - 5 years.

As described above, number of shares issuable upon cashless exercise of warrants depends on closing bid price in the last 2 trading days, subject to a floor of $0.01 ( not adjusted to reverse stock splits after the Warrant exchange contract).

The table below discloses sensitivity of number of shares theoretically issuable upon exercise (on March 31, 2025) of warrants from the changes in the lowest closing bid price in the last 2 days prior to March 31, 2025 (disregarding other limitations such as the 9.9% blocker described above).

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Number of remaining warrants (after the April 1:100 reverse stock split)	Exercise price (post reverse stock splits)	Floor in a cashless exercise formula, after the Warrant exchange	Convertible into, shares, theoretically	Fair value of shares	Change in shares if Closing bid price was $1 lower	Change in shares if Closing bid price was $1 higher	Theoretical maximum number of shares to be issued, thousand
10.89	$3,642,000	$0.01	3,101,221	$32,562,817	301,886	(252,818)	3,494,991
6.49	3,641,400	0.01	1,847,853	19,402,457	179,927	(150,599)	2,082,530
1,376.00	6,720	0.01	723,006	7,591,563	70,400	(58,925)	814,828
5,337.34	2,580	0.01	1,076,710	11,305,455	104,841	(87,751)	1,213,453
5,164.94	1,620	0.01	654,236	6,869,478	63,704	(53,320)	737,324
6,471.10	540	0.01	273,229	2,868,905	26,604	(22,268)	307,929
58,732.08	194	0.01	890,905	9,354,503	86,749	(72,608)	1,004,050
98,684.22	36	0.01	277,783	2,916,722	27,047	(22,640)	313,061
287,081.34	12	0.01	269,365	2,828,333	26,228	(21,953)	303,574
462,864.40	$7,295,102		9,114,308	$95,700,233	887,386	(742,882)	10,271,740

Fair values

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

Breakdown of items recorded at fair value on a recurring basis in consolidated balance sheets by levels of observable and unobservable inputs as of March 31, 2025 and on  September 30, 2024 is presented below:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities recorded at fair value on a recurring basis	$95,700,233	$—	$95,700,233	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2024	(Level 1 )	(Level 2)	(Level 3)
Liabilities recorded at fair value on a recurring basis	$79,742,180	$—	$79,742,180	$—

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of all changes in liabilities recorded at fair value on a recurring basis is presented below:

Balance, September 30, 2024	$79,742,180
Warrants recognized upon issuance of convertible instruments	70,187,418
Loss / (gain) on revaluation	(63,617,277)
Loss / (gain) on exchange of warrants	57,770,454
Reclassification to liability to issue shares upon unfinished warrant exercise on period end	(2,392,462)
Conversions of derivatives into common shares	(45,990,080)
Balance, March 31, 2025	$95,700,233

Balance, September 30, 2023	$64,863,309
Loss / (gain) on derivative liability revaluation	3,106,223
Reclassification to liability to issue shares upon unfinished warrant exercise on period end	(3,680,006)
Conversions of warrants into common shares	(59,165,039)
Balance, March 31, 2024	$5,124,487

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

On March 31, 2025, the Company had 5 billion shares of common stock authorized with $0.001 par value per share.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Stockholder Rights Agreement and Series A-1 Junior Participating Preferred Stock

On May 1, 2024, the Company entered into a Rights Agreement with Continental Stock Transfer & Trust Company as the rights agent. The Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock and each outstanding share of preferred stock payable to holders of record as of the close of business on May 13, 2024. Each Right entitles the registered holder to purchase one ten-thousandth of a share of Series A-1 Junior Participating Preferred Stock (“A-1 Preferred Stock”) of the Company at a price of $30.00 per one ten-thousandth of a share of A-1 Preferred Stock, subject to adjustment (the “Exercise Price”). The Rights are not exercisable until the Distribution Date (as defined below). The description and terms of the Rights are set forth in the Rights Agreement, as amended.

The Rights will not be exercisable until the earlier of ten days after a public announcement by us that a person or group has acquired 10% or more of the shares of common stock (an "Acquiring Person") and ten business days (or a later date determined by our board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”). At any time after a person becomes an Acquiring Person, the Board of Directors may, at its option, exchange all or any part of the then outstanding and exercisable Rights for shares of common stock at an exchange ratio of one share of common stock for each Right, subject to adjustment as specified in the Rights Agreement. Notwithstanding the foregoing, the Board of Directors generally will not be empowered to affect such exchange at any time after any person becomes the beneficial owner of 50% or more of the common stock of the Company. The Rights will expire on May 1, 2026, unless previously redeemed or exchanged by the Company. The Rights Agreement is designed to enable all Company stockholders to realize the long-term value of their investment and is intended to protect Mullen and its stockholders from efforts by a single stockholder or group to obtain control of the Company without paying a control premium, see below for further details. The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. Certain exemptions may apply to an Acquiring person. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board of Directors.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

Under the terms of our Certificate of Incorporation, the Board may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock. Pursuant to the terms of its Second Amended and Restated Certificate of Incorporation, as amended, upon conversion of shares of preferred stock, such shares so converted are cancelled and not issuable. As of July 26, 2022, as a result of an amendment to its Certificate of Incorporation increasing its authorized preferred stock, the Company had 500,000,000 shares of preferred stock authorized with $0.001 par value per share, and as of March 31, 2025, pursuant to its terms of preferred stock conversion, the Company had remaining 126,263,159 shares of preferred stock authorized. The reverse stock splits (see Note 1 - Description of Business and Basis of Presentation above) did not affect the number of shares of preferred stock authorized and outstanding, but the conversion ratios were proportionately adjusted to decrease the number of shares of common stock to be issued as a result.

The Company has designated Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock (see description below), Series E Preferred Stock (see a separate section below), Series AA Preferred Stock (cancelled, see below), and Series A-1 Junior Participating Preferred Stock (see Stockholder Rights Agreement above).

There were no transactions with preferred stock during the three and six months ended March 31, 2025 and during the three and six months ended March 31, 2024 as presented in the table below.

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series C		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 1, 2024	648	$1	458	$—	363,097	$363	364,203	$364
Balance, March 31, 2025	648	$1	458	$—	363,097	$363	364,203	$364

Balance, January 1, 2025	648	$1	458	$—	363,097	$363	364,203	$364
Balance, March 31, 2025	648	$1	458	$—	363,097	$363	364,203	$364

Balance, October 1, 2023	648	$1	1,211,757	$1,212	363,097	$363	1,575,502	$1,576
Balance, March 31, 2024	648	$1	1,211,757	$1,212	363,097	$363	1,575,502	$1,576

Balance, January 1, 2024	648	$1	1,211,757	$1,212	363,097	$363	1,575,502	$1,576
Balance, March 31, 2024	648	$1	1,211,757	$1,212	363,097	$363	1,575,502	$1,576

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

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of preferred stock or the common stock. The amount of Series D Preferred Stock dividends accumulated as of  March 31, 2025 was approximately $0.5 million.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may elect to pay dividends for any month with a payment-in-kind (“PIK”) election if (i) the shares issuable further to the PIK are subject to an effective registration statement, (ii) the Company is then in compliance with all listing requirements of  the Nasdaq and (iii) the average daily trading dollar volume of the Company’s common stock for 10 trading days in any period of 20 consecutive trading days on the Nasdaq is equal to or greater than $27.5 million.

Liquidation, Dissolution, and Winding Up

In the event of any Liquidation Event, the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of preferred stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series D Original Issue Price ($0.4379 per share in respect of the outstanding Series D Preferred Stock) plus declared but unpaid dividends (none declared but unpaid dividends on March 31, 2025).

In the event of any Liquidation Event, the holders of the Series B Preferred Stock will be entitled to receive, after full execution of rights of the Series D Preferred Stockholders, and prior and in preference to any distribution of the proceeds to the holders of the other series of preferred stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends (none declared but unpaid dividends on March 31, 2025).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock and Series B Preferred Stock, the holders of the Series C Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price ($8.84 per share) plus declared but unpaid dividends (none declared but unpaid dividends on March 31, 2025).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any proceeds to the holders of the common stock, by reason of their ownership thereof, $1.29 per share of each share of the Series A Preferred Stock, plus declared but unpaid dividends on such share (none declared but unpaid dividends on March 31, 2025). “Liquidation Event” is as defined in the Certificate of Incorporation and, subject to certain exceptions, includes a sale or other disposition of all or substantially all of the Company’s assets, certain mergers, consolidations, and transfers of securities, and any liquidation, dissolution or winding up of the Company.

Conversion

The details on conversion rights of preferred stock are presented in the following table:

Class	Number of Shares	As converted to common stock	Votes/Share	Number of Votes
Series A Preferred Stock	648	4	One/share	648
Series B Preferred Stock	0	0	One/share on an as-converted to common basis	0
Series C Preferred Stock	458	1	One/share on an as-converted to common basis	1
Series D Preferred Stock	363,097	1	One/share, only protective voting	363,097
Series E Preferred Stock	0	0	One/share on an as-converted to common basis	0

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series C Preferred Stock will automatically be converted into shares of common stock at the applicable conversion rate at the time in effect immediately upon (A) the issuance of shares of common stock underlying the Series C Preferred Stock being registered pursuant to the Securities Act and such registration remaining effective, (B) the trading price for the Company’s common stock being more than two times the Series C Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market, and (C) the average daily trading dollar volume of the Company’s common stock during such 20 trading days is equal to or greater than $4.0 million.

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

Each holder of common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock has the right to one vote per share, and in the case of the Series B Preferred Stock and Series C Preferred Stock, for each share of common stock into which such Series B Preferred Stock and/or Series C Preferred Stock, as applicable, could be converted.

The holders of Series D Preferred Stock have no voting rights except for protective voting rights (one vote for each share) in cases such as approval of a liquidation event, authorization of the issue of securities having a preference over or parity with the Series D Preferred Stock with respect to dividends, liquidation, redemption or voting, entering a merger or consolidation, etc.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

After the Commencement Date (as defined above), on any business day selected by the Company, the Company may, from time to time and at its sole discretion, direct the Investor to purchase a number of shares of common stock that does not exceed 20% of the trading volume on the Nasdaq on the applicable purchase date at a purchase price per share equal to 94% of the lower of (i) the lowest daily VWAP of any trading day during the 15 trading days before, and including, the purchase date; and (ii) the closing price of the common stock on the applicable purchase date.

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

On July 5, 2024, the SEC declared effective a registration statement on Form S-1 registering 125 shares (giving effect to reverse stock splits) that can be issued in connection with the ELOC Purchase Agreement. On July 9, 2024, shareholders of the Company approved the issuance of shares in excess of the 20% Exchange Cap. As consideration for its commitment to purchase the Company’s common stock under the ELOC Purchase Agreement, the Company agreed to issue shares of common stock equivalent to $6.0 million. In August and September 2024, the Company fully settled the commitment fee by issuing 41 shares of common stock (giving effect to reverse stock splits). In October 2024, the Company issued 84 shares in accordance with the ELOC Purchase Agreement and received $1 million proceeds.

Noncontrolling interest

See details in the Note 16 - Noncontrolling interest.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LOSS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income allocated to common stockholders by the weighted average shares of common stock outstanding. Diluted EPS is computed by dividing income allocated to common stockholders plus dividends on dilutive convertible preferred stock by the weighted-average shares of common stock outstanding plus amounts representing the dilutive effect of outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable. For the three and six months ended March 31, 2025 and comparative period, outstanding warrants, convertible debt, and shares of preferred stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.”

The following table presents the reconciliation of net loss attributable to common stockholders to net loss used in computing basic and diluted net income per share of common stock (giving effect to the reverse stock splits – see Note 1 - Description of Business and Basis of Presentation):

	Three months ended March 31,		Six months ended March 31,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(47,075,891)	$(132,431,960)	$(161,964,448)	$(193,826,858)
Less: preferred stock dividends accrued	(25,310)	(22,043)	(50,038)	(43,346)
Net loss used in computing basic net loss per share of common stock	$(47,101,201)	$(132,454,003)	$(162,014,486)	$(193,870,204)

Net loss per share	$(489.24)	$(12,041,273)	$(3,338.65)	$(21,493,371)

Weighted average shares outstanding, basic and diluted	96,275	11	48,527	9

Net loss per share, reported previously, before adjusting to reverse stock splits effectuated in September 2024, February 2025 and April 2025, see Note 1 - Description of business and basis of presentation	N/A	$(19.39)	N/A	$(35.83)

Weighted average shares outstanding, basic and diluted, reported previously, before adjusting to reverse stock splits effectuated in September 2024, February 2025 and April 2025, see Note 1 - Description of business and basis of presentation	N/A	6,829,415	N/A	5,410,894

NOTE 11 – SHARE-BASED COMPENSATION

The Company has an equity incentive plan that is a part of annual discretionary share-based compensation program for consultants, employees, directors, and officers. The Company has been issuing new shares of common stock under the share-based compensation programs, and cash has not been used to settle equity instruments granted under share-based payment arrangements. The remaining number of shares reserved for awards equity instruments under the Equity Incentives Plan to both employees and consultants on March 31, 2025, was approximately 19 million shares of common stock (not subject to reverse stock splits).

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31,		For the three months ended March 31,
Composition of Share-Based Compensation Expense	2025	2024	2025	2024
CEO share based performance award liability revaluation and stock issuances	$(1,205,545)	$(6,240,510)	$(543,454)	$(6,065,658)
Share-based compensation to employees and directors	12,051,919	3,487,105	16,723,381	5,473,641
Share-based compensation to consultants (equity-classified)	854,286	206,025	4,347,207	1,272,573
Share-based compensation to consultants (liability-classified)	11,979,609	4,253,239	21,744,885	14,928,720
Total share-based compensation expense	$23,680,269	$1,705,859	$42,272,019	$15,609,276

Employees of the Company

Employees of the Company, including officers, are entitled to a number of shares of common stock specified in relevant offer letters and employment contracts and subject to the approval of our Board of Directors Compensation Committee. The total expense of share awards to employees represents the grant date fair value of the relevant number of shares to be issued. It is recognized in correspondence with additional paid-in capital over the service period (normally, in general and administrative expenses). The majority of awards to employees are equity classified. The liability related to liability classified stock-based compensation contracts with employees amounts to $0.2 million on March 31, 2025. The Company has also accrued a liability (presented within "Accrued expenses and other current liabilities" in the consolidated balance sheets) in an amount of $0.2 million to compensate employees for delay with the issuance of common stock per relevant offer letters and employment contracts.

Consultants

From time to time, the Company also issues share-based compensation to external consultants providing consulting, marketing, R&D, legal, and other services. The number of shares specified within individual agreements, or the monetary value of those shares, if applicable, is usually negotiated by our Chief Executive Officer and approved by the Compensation Committee of the Board of Directors. These costs are generally presented as professional fees within general and administrative expenses, and certain qualifying costs may be presented as part of research and development expenses ($2.5 million and $3.1 million over the three and six months ended March 31, 2025, respectively).

A part of these share-based awards is classified as equity and accounted for, similar to stock-based compensation to employees. Another part of the Company’s share-based awards to consultants is classified as liabilities, mainly if the number of shares a consultant is entitled to is predominantly based on monetary value fixed in the contract. An accrued part of liability, in this case, is revalued each period based on the part of the services performed and the market price of the shares of common stock of the Company until a sufficient number of shares is issued. The liability to consultants as of March 31, 2025 amounted to $0.3 million. The Company generally practices prepayment for future services of the consultants by unrestricted shares of common stock. In this case, a prepaid asset is recognized on the balance sheet and is amortized over the period the consultant is delivering their services to the Company. These prepaid costs amounted to $2.8 million as of March 31, 2025.

CEO Award Incentive Plans

The Company entered into a CEO Performance Stock Award Agreement, approved by stockholders in 2022 (“2022 PSA Agreement”) and a CEO Performance Stock Award Agreement, approved in 2023 (“2023 PSA Agreement”). Under these plans, the Chief Executive Officer is entitled to share-based awards generally calculated as 1-3% of the outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones).

In March 2025, stockholders approved amendments to the 2022 PSA Agreement (extending the deadlines for the Capital Benchmark Milestone for 2 years) and amendments to the 2023 PSA Agreement (extending the deadlines for the Vehicle Completion for 1 year, Revenue Benchmark for 2 years, Battery Development for 1 year, and JV Acquisition Milestone for 1 year).

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The losses/(income) recognized within the line item "CEO share based performance award liability revaluation and stock issuance" in the table above represent both actual issuances of common stock under PSA Agreements ($0.2 million during the three and six months ended March 31, 2025) and revaluation of these provisions for future probable awards. This share-based compensation is accrued as part of general and administrative expenses over the service term when it is probable that the milestone will be achieved. Decline of the provision (and relevant income) was mainly attributable to decrease in market capitalization of the Company over relevant period.

The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, the current market price of the common stock, and on the number of shares of common stock outstanding - until the shares have been issued or until the fulfillment of the milestone requirements is no longer probable. As of March 31, 2025, the accrual for future awards under 2022 and 2023 PSA Agreements amounted to approximately $0.8 million.

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	March 31, 2025	September 30, 2024
Provision for settlement expenses and legal fees	$33,678,198	$37,913,255
Tax payables	5,401,616	5,493,558
Accrued payroll	1,512,739	2,447,372
Accrued interest	591,639	2,395,190
Refund liability	794,900	763,160
Accrued expense - other	2,580,815	2,599,631
Total	$44,559,907	$51,612,166

NOTE 13 - LIABILITY TO ISSUE STOCK

The liability to issue stock on  March 31, 2025 in the amount of $3.7 million represents mainly shares to be issued to investors upon exercises of warrants that were requested before  March 31, 2025 and have been completed in April 2025 (current liability in the amount of $2.4 million), CEO incentive award provision to be settled in shares of common stock upon the achievement of specific targets (current liability in the amount of $0.7 million and noncurrent liability in amount of $0.1 million), as well as certain liability-classified contracts with consultants (current liability in the amount of $0.3 million) and other parties (current liability in amount of $0.2 million).

NOTE 14 – PROPERTY, PLANT, AND EQUIPMENT, NET AND ASSETS HELD FOR SALE DUE TO SETTLEMENT

Property, plant, and equipment, net

Property, plant, and equipment consist of the following:

	March 31,	September 30,
	2025	2024
Buildings	$8,874,920	$50,007,998
Machinery and equipment	23,242,091	41,968,053
Construction-in-progress	4,117,886	3,183,451
Land	1,600,303	3,065,757
Other fixed assets	6,359,168	6,380,587
Total cost of assets excluding accumulated impairment	44,194,368	104,605,846
Less: accumulated depreciation	(11,499,285)	(22,425,580)
Property, Plant, and Equipment, net	$32,695,083	$82,180,266

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense related to property, plant, and equipment for the three and six months ended March 31, 2025 was $3.9 million and $7.8 million, respectively ($8.7 million and $11.7 million for the three and six months ended March 31, 2024, respectively).

Assets Held for Sale due to Settlement

As further disclosed in Note 19 - Contingencies and claims, on May 8, 2025, the Company entered into a legal settlement agreement with GEM to resolve outstanding legal claims. As part of the settlement, the Company agreed to transfer ownership of its Mishawaka facility to GEM in satisfaction of the related liability. The settlement is contingent upon the closing of escrow, which is expected to occur within 12 months from the balance sheet date. Under the terms of the Agreement, GEM has a 55-day due diligence period, subject to extension by GEM, to evaluate the transfer to GEM of the manufacturing plant located in Mishawaka, Indiana, and other related assets in complete satisfaction of the settlement amount. As of March 31, 2025, the Company has met the criteria under ASC 360-10-45-9 to classify the Mishawaka facility as held for sale/disposition. The assets to be transferred to GEM are presented separately on the consolidated balance sheet as “Noncurrent assets held for sale due to settlement”, and depreciation ceased as of the classification date. The transaction does not qualify as a discontinued operation under ASC 205-20, as it does not represent a strategic shift in the Company’s operations nor was the asset a separate reportable segment.

NOTE 15 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	March 31, 2025	September 30, 2024
Prepaid expenses and other current assets
Services prepaid by common stock	3,872,502	3,330,382
Prepaid expense	3,354,171	2,973,305
Prepaid services	308,442	670,338
Prepaid inventory	296,771	3,449,904
Customs surety bond paid	2,600,000	2,600,000
Prepaid trade shows	352,811	213,368
Other prepayments	1,511,605	1,561,256
Total prepaid expenses and other current assets	$12,296,302	$14,798,553

NOTE 16 – NONCONTROLLING INTEREST

In accordance with Stock purchase agreement signed on July 26, 2024, with Bollinger Motors, Inc, our majority owned subsidiary, the Company, as part of activities to launch production in the Bollinger segment, invested an additional $11 million in newly issued shares of Bollinger Motors, Inc during the six months ended March 31, 2025. This investment has been eliminated in the consolidated statement of cash flows but impacted additional paid-in capital and noncontrolling interest in the consolidated balance sheets.

Noncontrolling interest as of September 30, 2024	$12,010,149
Changes due to net losses of the subsidiary	(10,714,311)
Changes due to stock based compensation in the subsidiary	254,816
Changes due to additional investments of the Company	1,863,420
Noncontrolling interest as of March 31, 2025	$3,414,074

As further described in Note 19 - Contingencies and claims, on May 7, 2025, the United States District Court for the Eastern District of Michigan issued an order appointing a receiver over the Company's majority-owned subsidiary Bollinger Motors in response to litigation initiated by Robert Bollinger regarding untimely payment of interest on long-term loan.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – LEASES

We have entered into various operating lease agreements for certain offices, manufacturing and warehouse facilities, and land. Operating leases led to recognition of right-of-use assets, and current and noncurrent portion of lease liabilities. These right-of-use assets also include any lease payments made, and initial direct costs incurred at lease commencement and exclude lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements that require payments for both lease and non-lease components and have elected to account for these as a single lease component. Certain leases provide for annual increases to lease payments based on an index or rate.

The table below presents information regarding our lease assets and liabilities.

	March 31, 2025	September 30, 2024
Assets:
Operating lease right-of-use assets	$2,864,917	$3,041,485
Liabilities:
Operating lease liabilities, current	(2,725,580)	(2,893,967)
Operating lease liabilities, noncurrent	(10,527,500)	(11,648,662)
Total lease liabilities	$(13,253,080)	$(14,542,629)
Weighted average remaining lease terms:
Operating leases (in years)	4.94	5.10
Weighted average discount rate:
Operating leases	28%	28%
Cash paid for amounts included in the measurement of lease liabilities for the three months ended March 31, 2025 and 2024	1,748,610	721,674
Cash paid for amounts included in the measurement of lease liabilities for the six months ended March 31, 2025 and 2024	3,241,170	1,580,908

Operating lease costs:	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
Fixed lease cost	$998,251	$1,620,919	$2,125,465	$2,936,964
Variable and short-term lease cost	56,207	193,627	139,576	250,323
Sublease income	—	(144,787)	—	(311,950)
Total operating lease costs	$1,054,458	$1,669,759	$2,265,041	$2,875,337

The following table reflects the maturities of operating lease liabilities on March 31, 2025:

Years ending September 30,
2025 (6 months)	$3,222,484
2026	5,022,623
2027	5,000,409
2028	4,827,540
2029	1,358,041
Thereafter	5,994,883
Total lease payments	$25,425,980
Less: imputed interest	(12,172,900)
Carrying amount of lease liabilities	$13,253,080

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – RELATED PARTY TRANSACTIONS

Director Provided Services

For the six months ended March 31, 2025, our non-employee directors have earned compensation for service on our Board of Directors and associated committees of $213 thousand in cash and $188 thousand in shares of common stock ($225 thousand in cash and $387 thousand for the six months ended March 31, 2024).

In addition, the following non-employee directors were engaged in certain other consulting contracts with the Company:

William Miltner

William Miltner is a litigation attorney who provides legal services to the Company. Mr. Miltner is also an elected Director of the Company. For the three and six months ended March 31, 2025, Mr. Miltner was entitled to $193 thousand and $335 thousand in legal fees, respectively ($692 thousand and $706 thousand for the three and six months ended March 31, 2024, respectively).

Mary Winter

Mary Winter, Corporate Secretary and Director, is compensated for Corporate Secretary responsibilities at $5 thousand per month. For the three and six months ended March 31, 2025, Ms. Winter was entitled to $15 thousand and $30 thousand in consulting fees, respectively (same amounts for the three and six months ended March 31, 2024).

NOTE 19 – CONTINGENCIES AND CLAIMS

Occasionally, we are subject to asserted and actual claims and lawsuits arising in the ordinary course of business. Company management reviews any such legal proceedings and claims on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. As required by ASC 450, we recognize accruals for contingencies when incurrence of a loss is probable (likely to occur) and can be reasonably estimated, and disclose the amount accrued and the amount of a reasonably possible loss over the amount accrued if such disclosure is necessary for our consolidated financial statements. When the likelihood is not probable or when the likelihood is probable, but the amount cannot be reasonably estimated, liabilities are not recognized. To estimate whether a loss contingency should be accrued, management evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of the loss.

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

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The GEM Group

On September 21, 2021, the GEM Group ("GEM") filed an arbitration demand and statement of claim against Mullen seeking declaratory relief and damages. This matter arises out of an alleged breach of a securities purchase agreement dated November 13, 2020. On November 17, 2023, the arbitrator issued the Partial Final Award on Liability finding that Mullen and Mullen Technologies, Inc. (“MTI”) had repudiated and breached the securities purchase agreement and a related agreement (the “GEM Agreements”). On January 29, 2024, the parties completed the briefing on the issues of damages and allocation. On May 10, 2024, the arbitrator issued his final award, awarding the GEM Group $26.8 million in damages for breach of the relevant agreements, and $3.8 million in attorney fees and certain administrative costs. The unpaid amount also generates interest at 9% per annum.

On August 3, 2023, the Arbitrator ordered Mullen to deposit $7.0 million into an interest-bearing escrow account with a commercial bank or brokerage firm. That amount has been released to GEM. On January 24, 2024, the arbitrator ordered Mullen to deposit an additional $24.1 million into escrow on or before March 9, 2024. GEM has moved in the United States District Court to confirm that second interim order. On June 11, 2024, the United States District Court confirmed that order.

On or about On December 28, 2023, Mullen and MTI filed a complaint against GEM and Christopher F. Brown in the United States District Court for the Southern District of New York alleging, among other things, that the GEM Group and Mr. Brown engaged in an unlawful securities transaction under the federal securities laws by entering into the GEM Agreements while GEM was operating as an unregistered dealer. The complaint seeks an order declaring, among other things, that the GEM Agreements are void ab initio. On April 8, 2024, the District Court stayed that action.

On or about July 10, 2024, Mullen moved in the United States District Court for the Southern District of New York for an order vacating the arbitration awards and denying GEM’s anticipated motion to confirm those awards. On or about August 7, 2024, GEM filed an opposition to Mullen’s motion to vacate and cross-moved to confirm the arbitration awards. On or about August 21, 2024, Mullen filed a reply to GEM’s opposition. On February 6, 2025, The District Court affirmed the arbitration award and denied Mullen’s motion to vacate the award, ordering that the award be satisfied no later than May 7, 2025. The GEM Group issued a restraining notice on or about April 25, 2025, to Mullen and MTI pursuant to Rule 69 of the Federal Rules of Civil Procedure and Section 5222(b) of the New York Civil Practice Law and Rules.

On May 9, 2025, Mullen and GEM executed a settlement agreement (the “Agreement”) in an effort to fully resolve all outstanding legal disputes between the parties. Under the terms of the Agreement, GEM has a 55-day due diligence period, subject to extension by GEM, to evaluate the transfer to GEM of the manufacturing plant located in Mishawaka, Indiana, and other related assets in complete satisfaction of the aforementioned award. On May 13, 2025, GEM withdrew the restraining notices that it issued to Mullen on April 25, 2025. However, if the relevant conditions agreed to in the Agreement are not satisfied, the judgment entered against Mullen in this action may be reinstated.

The Company has accrued $31.2 million as a probable settlement expense as of March 31, 2025 (in addition to $7 million that has been paid earlier). The assets to be transferred to GEM are presented separately on the consolidated balance sheet as “Noncurrent assets held for sale due to settlement”. In addition, the Company recorded a $250,000 legal accrual associated with the settlement, classified under general and administrative expenses.

Bollinger Motors

On March 21, 2025, Robert Bollinger filed a complaint against Bollinger Motors, Inc., a majority-owned subsidiary of the Company, in the U.S. District Court for the Eastern District of Michigan. In the complaint, Mr. Bollinger alleges breach of contract in connection with failure by Bollinger Motors to make a payment under the Amended and Restated Secured Promissory Note for $10.0 million entered into on October 24, 2024 (the “Bollinger Note”). Mr. Bollinger is seeking $10.5 million plus interest, attorney’s fees and costs and other damages arising from the breach and the appointment of a receiver over Bollinger Motors. Pursuant to its terms, the Bollinger Note bears interest at 15% per annum, with interest-only payments starting November 29, 2024, and principal repayment due by October 30, 2026, or earlier, upon an event of default. The Bollinger Note is secured by assets of Bollinger Motors, excluding inventory and certain intellectual property that does not relate to commercial vehicles. On March 24, 2025, Mr. Bollinger filed an emergency motion to appoint a receiver of Bollinger Motors and on May 7, 2025, the court entered an order placing Bollinger Motors into receivership and appointing a receiver to manage its affairs.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mullen Stockholder Litigation

In re Mullen Automotive Inc. Securities Litigation.

On May 5, 2022, Plaintiff Margaret Schaub, a purported stockholder, filed a putative class action complaint in the United States District Court for the Central District of California against the Company, as well as its Chief Executive Officer, David Michery, and the Chief Executive Officer of a predecessor entity, Oleg Firer (the “Schaub Lawsuit”). The Schaub Lawsuit was brought by Schaub both individually and on behalf of a putative class of purchasers of the Company’s securities, claiming false or misleading statements regarding the Company’s business partnerships, technology, and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

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

The Company has paid $5.4 million as an expected settlement amount by  March 31, 2025.

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

No loss contingencies have been accrued in connection with this matter as of March 31, 2025, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

Trinon Coleman v. David Michery et al.

On December 8, 2023, Trinon Coleman, a purported stockholder, filed a derivative action in the Court of Chancery for the State of Delaware against the Company as a nominal defendant, Mr. Michery, and Company directors Mr. Puckett, Ms. Winter, Mr. Betor, Mr. Miltner, and Mr. New (the “Coleman Lawsuit”). This lawsuit asserts claims for breach of fiduciary duty, insider trading, and unjust enrichment primarily in connection with the issues and claims asserted in the Schaub Lawsuit. The Coleman Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures and seeks monetary damages and an award of reasonable fees and expenses. The case currently is stayed.

No loss contingencies have been accrued in connection with this matter as of March 31, 2025, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Jennifer Maloney v. Mullen Automotive, Inc., et al.

On February 12, 2025, Plaintiff Jennifer Maloney, a purported stockholder, filed a putative class action complaint in the United States District Court for the Central District of California against the Company, as well as its Chief Executive Officer, David Michery, and its Chief Financial Officer, Jonathan New (the “Maloney Lawsuit”). The Maloney Lawsuit was brought by Maloney both individually and on behalf of a putative class of purchasers of the Company’s securities, claiming false or misleading statements regarding the Company’s business partnerships, technology, and financing, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

No loss contingencies have been accrued in connection with this matter as of March 31, 2025, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

Cayden Crume v. Mullen Automotive, Inc., et al.

On March 26, 2025, Plaintiffs Cayden Crume, James LeGrand, and Todd Holton; purported stockholders, filed a putative class action complaint in the United States District Court for the Central District of California against the Company, as well as Mr. New, and Mr. Firer (the “Crume Lawsuit”). The Crume Lawsuit was brought by Plaintiffs both individually and on behalf of a putative class of purchasers of the Company’s securities, alleging unjust enrichment and violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

No loss contingencies have been accrued in connection with this matter as of March 31, 2025, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

In re Mullen Automotive Inc. Morga Derivative Litigation.

On April 8, 2025, Gary Morga, a purported stockholder, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, and current or former Company directors Mr. New, Mr. Andersen, Mr. Betor, Mr. Miltner, Mr. Novoa, and Ms. Winter (the “Witt Lawsuit”). The Morga lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. It asserts one claim for violations of Section 10(b) and 21D of the Exchange Act against Mr. Michery and Mr. New.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through May 20, 2025, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no material subsequent events which required recognition, adjustment to or disclosure in the financial statements:

Stock issuances after the balance sheet date

After the balance sheet date and by May 15, 2025, the Company issued 43,430,165 shares of common stock, mainly upon exercise of warrants and conversion of notes described in Note 7 - Debt and Note 8 - Warrants and other derivative liabilities and fair value measurements above, and in accordance with contracts with consultants (Note 11 – Share-based Compensation).

Additional investments after the balance sheet date

After the balance sheet date, pursuant to additional investment rights set forth in existing securities purchase agreements and in connection with entering into a securities purchase agreement, the Company issued to certain investors Senior Secured Convertible Notes and five-year warrants. These Notes and Warrants have terms and conditions similar to those described in Note 7 - Debt and Note 8 - Warrants and other derivative liabilities and fair value measurements above, with the following main differences:

1. Senior secured convertible notes with a principal of $4.2 million (with a conversion price floor of $0.08 per share, not subject to adjustments) and 3,599.39 warrants with exercise price of $2,580 and a floor in cashless exercise of warrants of $0.01 (not subject to adjustments).

2. Senior secured convertible notes with a principal of $0.5 million (with a conversion price floor of $0.02 per share (not subject to adjustment)) and 150,375.94 warrants with exercise price of $800 (giving effect to reverse stock split, see Note 1 - Description of business and basis of presentation) and a floor in cashless exercise of warrants of $0.01 (not subject to adjustments).

3. Senior secured convertible notes with a principal of $2.4 million (with a conversion price floor of $0.05 per share, not subject to adjustments) and 3,228 warrants with exercise price of $1,620 and a floor in cashless exercise of warrants of $0.01 (not subject to adjustments).

4. Senior secured convertible notes with a principal of $1.8 million (with a conversion price floor of $0.37 per share, not subject to adjustments) and 20,334 warrants with exercise price of $194 and a floor in cashless exercise of warrants of $0.01 (not subject to adjustments).

5. Senior secured convertible notes with a principal of $1.6 million (with a conversion price floor of $0.15 per share, not subject to adjustments) and 21,052,632 warrants with exercise price of $0.16 and a floor in cashless exercise of warrants of $0.01 (not subject to adjustments).

Default on Senior Secured Convertible Notes

The Senior convertible notes outstanding on April 15, 2025 (in amount of approximately $35.1 million) and relevant accumulated interest (in amount of approximately $0.8 million) were in cross-default due to the non-payment of portion of the loan that matured. Starting from that date, the interest rate increased from 15% to 20%. As of the date these financial statements were available to be issued, none of the investors demanded immediate payment of the notes and outstanding interest in cash.

MULLEN AUTOMOTIVE INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GEM Settlement Agreement

On May 9, 2025, the Company entered into a Settlement Agreement and Release with GEM Yield Bahamas Limited and GEM Global Yield LLC SCS (together, “GEM”) to resolve the ongoing GEM litigation. Under the agreement, GEM has a 55-day due diligence period, subject to extension, to evaluate the transfer of the Company’s Mishawaka assets in full satisfaction of the judgment. Collection activities are suspended during this period. As a result of the agreement, the Company reclassified certain assets to noncurrent assets held for sale due to settlement on the balance sheet to reflect the expected transfer. In addition, the Company recorded a $250,000 legal accrual associated with the settlement, classified under general and administrative expenses.

Bollinger receivership

As further described in Note 19 - Contingencies and claims, on May 7, 2025, the United States District Court for the Eastern District of Michigan issued an order appointing a receiver over the Company's majority-owned subsidiary Bollinger Motors in response to litigation initiated by Robert Bollinger regarding untimely payment of interest on long-term loan.

Reverse stock split

On April 10, 2025, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-one hundred (1-for-100) reverse stock split of its common stock, par value $0.001 per share (the “Reverse Stock Split”). Previously, at the Annual Meeting of Stockholders held on March 13, 2025, the Company’s stockholders approved a proposal to authorize a reverse stock split of the common stock at a ratio within the range of 1-for-2 to 1-for-100, as determined by the Board of Directors of the Company. The Reverse Stock Split became effective on April 11, 2025 (the “Effective Time”) and was applied retroactively in these consolidated financial statements (see Note 1).

As a result of the Reverse Stock Split, all one hundred (100) shares of the Company’s pre-Reverse Stock Split common stock combined and automatically became one (1) share of common stock. The Company’s common stock began trading on a split-adjusted basis when the Nasdaq opened for trading on April 11, 2025. After the Effective Time, the number of outstanding shares of common stock of the Company was reduced from approximately 238.7 million to approximately 2.4 million.

The Reverse Stock Split did not change the authorized number of shares or the par value of the common stock nor modify any voting rights of the common stock.

No fractional shares were issued in connection with the Reverse Stock Split. All shares of common stock that were held by a stockholder will be aggregated subsequent to the Reverse Stock Split and each fractional share resulting from such aggregation held by a stockholder were rounded up to the next whole share.

Also, at the Effective Time, the number of shares of common stock issuable upon conversion or exercise of notes, warrants, preferred stock, and other convertible securities, as well as any commitments to issue securities, that provide for adjustments in the event of a reverse stock split were appropriately adjusted pursuant to their applicable terms for the Reverse Stock Split. If applicable, the conversion price for each outstanding note and for each outstanding share of preferred stock and the exercise price for each outstanding warrant were increased, pursuant to their terms, in inverse proportion to the 1-for-100 split ratio such that upon conversion or exercise, the aggregate conversion price for conversion of each note or preferred stock and the aggregate exercise price payable by the warrant holder to the Company for shares of common stock subject to such warrant remain approximately the same as the aggregate conversion or exercise price, as applicable, prior to the Reverse Stock Split. Furthermore, pursuant to the terms of the Company’s 2022 Equity Incentive Plan, as amended, shares of common stock available for issuance are not subject to adjustment as a result of the Reverse Stock Split.

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

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control), and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include but are not limited to, significant losses we have incurred since inception, and we expect that we will continue to incur losses for the foreseeable future; our ability to raise the substantial additional financing needed to execute our business plan, and a on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our production operations; our ability to continue as a going concern; our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market; reliance on OEMs, suppliers and service providers for parts and components; our vehicles may fail to perform as expected; risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries; changes in laws and regulations (domestically or internationally) that may materially adversely affect our business, prospects, financial condition and operating results; and other risks and uncertainties described under the section titled “Risk Factors” herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Annual Report”), which was filed with the Securities and Exchange Commission on January 24, 2025. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required under applicable securities laws. These risks and other factors described in this Report and 2024 Annual Report under the section titled “Risk Factors” may not be exhaustive. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition, and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results of operations, financial condition, liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

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

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024	$ Change	% Change
	(dollar amounts, except percentages)
Revenue from sale of vehicles	$4,950,140	$33,335	$4,916,805	14,750%
Cost of revenues	6,996,936	13,440	6,983,496	(51,961)%
Gross loss	(2,046,796)	19,895	(2,066,691)	(10,388)%

Operating expenses:
General and administrative	41,372,436	47,903,692	(6,531,256)	14%
Research and development	10,364,113	24,023,526	(13,659,413)	57%
Impairment of intangible assets	12,006,452	73,447,067	(61,440,615)	84%
Impairment of right-of-use assets	—	3,167,608	(3,167,608)	100%
Impairment of goodwill	—	28,846,832	(28,846,832)	100%
Loss from operations	$(65,789,797)	$(177,368,830)	$111,579,033	63%

Other income (expense):
Other financing costs - initial recognition of warrants	(21,105,570)	—	(21,105,570)	—%
Gain/(loss) on warrants and derivative liability revaluation	98,247,063	3,622,758	94,624,305	2,612%
Loss on exchange of warrants	(57,770,454)	—	(57,770,454)	—%
Gain on extinguishment of debt	—	34,625	(34,625)	(100)%
Loss on disposal of fixed assets	—	(449,855)	449,855	100%
Interest expense	(7,526,542)	(259,700)	(7,266,842)	(2,798)%
Other income, net	64,986	893,692	(828,706)	(93)%
Total other income (expense)	11,909,483	3,841,520	8,067,963	210%
Net loss before income tax benefit	$(53,880,314)	$(173,527,310)	$119,646,996	69%

Income tax benefit/ (provision)	(600)	2,165,062	(2,165,662)	(100)%
Net loss	(53,880,914)	(171,362,248)	117,481,334	69%

Net loss attributable to noncontrolling interest	(6,805,023)	(38,930,288)	32,125,265	83%
Net loss attributable to stockholders	$(47,075,891)	$(132,431,960)	$85,356,069	64%

Waived/(accrued) accumulated preferred dividends and other capital transactions with preferred stockholders	(25,310)	(22,043)	(3,267)	(15)%

Net loss attributable to common stockholders after preferred dividends and other capital transactions with preferred stockholders	$(47,101,201)	$(132,454,003)	$85,352,802	64%

Net Loss per Share (*)	(489.24)	(12,041,273)

Weighted average shares outstanding, basic and diluted (*)	96,275	11

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

Revenues

We recognize revenue from the sale of electric vehicles upon the transfer of control to the dealer/customer. Normally, control transfers at the point of delivery when the dealer/customer has possession of the vehicle and bears the risks and rewards of ownership. However, a contract with one of our dealers includes return provision, allowing unsold vehicles to be returned after one year; and contracts with a few other dealers include provisions allowing unsold vehicles to be returned upon contract termination. For these arrangements, due to limited historical data on returns, we defer revenue recognition until the dealer sells the vehicles to end customers, or there is sufficient evidence to reasonably estimate the consideration to which we expect to be entitled. In January 2025, one of the customers waived their right of return for 60 vehicles (Mullen Commercial segment), and the Company recognized revenue in amount of $3.7 million.

Cost of Revenues

The costs of revenues primarily include vehicle components and parts, labor costs, and other relevant costs and expenses applicable to sales and revenues. The cost of revenues exceeds revenue mainly due to recognition of indirect manufacturing expenses in periods when production was temporarily suspended, labor and overhead variances to standard cost, as well as due to write-down of certain raw materials to net realizable value.

Research and Development

Research and development expenses decreased by $13.7 million, or 57%, from $24.0 million through the three months ended March 31, 2024, to $10.4 million through the three months ended March 31, 2025. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping, and other expenses related to preparation for the production of electric vehicles and batteries. The Company recently began cost reduction initiatives, thereby reducing research and development expenses in order to continue as a going concern.

General and Administrative

General and administrative expenses include all non-production expenses incurred in a given period. This includes professional fees, salaries, rent, repairs and maintenance, utilities and office expenses, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses, and other expenses. We expense advertising costs as incurred. General and administrative expenses decreased by approximately $6.5 million, or 14%, from approximately $47.9 million in the three months ended March 31, 2024, to approximately $41.4 million in the three months ended March 31, 2025, primarily due to decrease of settlements and penalties, professional fees, promotion costs, etc.

Impairment

Due to unfavorable market conditions and the decline of market prices of the Company’s common stock, we tested Patents acquired in September 2022 as part of the Bollinger segment (see Note 21 - Segment information) for recoverability on March 31, 2025 and recognized impairment loss in amount of $12.0 million mainly due to the uncertainty of future fundings required to support the business and decrease of Company's market capitalization. During the three months ended March 31, 2024, impairment of the intangible assets was $73.4 million, plus impairment of goodwill amounted to $28.8 million).

Other gains and losses

The Company recognized other financing costs on initial recognition of warrants during the three months ended March 31, 2025 in the amount of $21.1 million due to additional notes with detached warrants issued during the three months ended March 31, 2025 (no investments during the three months ended March 31, 2024).

Net gain on revaluation of warrants obligations was $98.2 million during the three months ended March 31, 2025 vs $3.6 million during the three months ended March 31, 2024 with the gains recorded primarily during periods when closing bid price of the Company's common stock was lower than conversion floor of the relevant warrants (after reverse stock splits). During the three months ended March 31, 2025, pursuant to the warrant exchange agreement (the “Warrant Exchange Agreement”) whereby the Company and certain investors agreed to issue new warrants in exchange for existing warrants, the Company and investors exchanged the warrants to fix conversion floor at $0.01 (not subject to reverse stock splits), which increased the fair value of warrants (calculated as number of shares issuable upon cashless exercise) and corresponding loss in amount of approximately $57.8 million was presented in the line item “Loss on exchange of warrants” of the consolidated statement of operations. For further details on accounting for warrants, see Note 8 - Warrants and Other Derivative Liabilities and Fair Value Measurements to the financial statements.

Similarly, the interest expense increased by $7.3 million in comparison to the three months ended March 31, 2024 due to a higher volume of debt outstanding during the three months ended March 31, 2025, see Notes 7 to the financial statements.

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was approximately $47.1 million, or $489.24 net loss per share, for the three months ended March 31, 2025, as compared to a net loss attributable to common stockholders after preferred dividends of approximately $132.5 million, or $12,041,273.00 loss per share, for the three months ended March 31, 2024 (giving effect to reverse stock splits, see Note 1 - Description of Business and Basis of Presentation to the financial statements).

Comparison of the Six Months Ended March 31, 2025 to the Six Months Ended March 31, 2024

The following table sets forth our historical operating results for the periods indicated:

	Six Months Ended
	March 31,
	2025	2024	$ Change	% Change
	(dollar amounts, except percentages)
Vehicle sales	$7,870,625	$33,335	$7,837,290	23,511%
Cost of revenues	13,585,869	13,440	13,572,429	(100,985)%
Gross loss	(5,715,244)	19,895	(5,735,139)	(28,827)%

Operating expenses:
General and administrative	77,856,845	91,137,744	(13,280,899)	15%
Research and development	21,646,488	40,193,493	(18,547,005)	46%
Impairment of intangible assets	12,006,452	73,447,067	(61,440,615)	84%
Impairment of right-of-use assets	—	3,167,608	(3,167,608)	100%
Impairment of goodwill	—	28,846,832	(28,846,832)	100%
Loss from operations	$(117,225,029)	$(236,772,849)	$119,547,820	50%

Other income (expense):
Other financing costs - initial recognition of warrants	(37,184,192)	—	(37,184,192)	—%
Gain/(loss) on warrants and derivative liability revaluation	63,617,277	(3,106,223)	66,723,500	2,148%
Loss on exchange of warrants	(57,770,454)	—	(57,770,454)	—%
Gain on extinguishment of debt	1,553,771	34,625	1,519,146	4,387%
Loss on disposal of fixed assets	—	(373,865)	373,865	100%
Interest expense	(26,191,911)	(517,723)	(25,674,188)	(4,959)%
Other income, net	522,979	1,489,108	(966,129)	(65)%
Total other income (expense)	(55,452,530)	(2,474,078)	(52,978,452)	(2,141)%
Net loss before income tax benefit	$(172,677,559)	$(239,246,927)	$66,569,368	28%

Income tax benefit/ (provision)	(1,200)	3,891,300	(3,892,500)	(100)%
Net loss	(172,678,759)	(235,355,627)	62,676,868	27%

Net loss attributable to noncontrolling interest	(10,714,311)	(41,528,769)	30,814,458	74%
Net loss attributable to stockholders	$(161,964,448)	$(193,826,858)	$31,862,410	16%

Waived/(accrued) accumulated preferred dividends and other capital transactions with preferred stockholders	(50,038)	(43,346)	(6,692)	(15)%
Net loss attributable to common stockholders after preferred dividends	$(162,014,486)	$(193,870,204)	$31,855,718	16%

Net Loss per Share (*)	(3,338.65)	(21,493,371)

Weighted average shares outstanding, basic and diluted (*)	48,527	9

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

Revenues

We recognize revenue from the sale of electric vehicles upon the transfer of control to the dealer/customer. Normally, control transfers at the point of delivery when the dealer/customer has possession of the vehicle and bears the risks and rewards of ownership. However, a contract with one of our dealers includes return provision, allowing unsold vehicles to be returned after one year; and contracts with a few other dealers include provisions allowing unsold vehicles to be returned upon contract termination. For these arrangements, due to limited historical data on returns, we defer revenue recognition until the dealer sells the vehicles to end customers, or there is sufficient evidence to reasonably estimate the consideration to which we expect to be entitled. In January 2025, one of the customers waived their right of return for 60 vehicles (Mullen Commercial segment), and the Company recognized revenue in amount of $3.7 million.

Cost of Revenues

The costs of revenues primarily include vehicle components and parts, labor costs, and other relevant costs and expenses applicable to sales and revenues. The cost of revenues exceeds revenue mainly due to recognition of indirect manufacturing expenses in periods when production was temporarily suspended, labor and overhead variances to standard cost, as well as due to write-down of certain raw materials to net realizable value.

Research and Development

Research and development expenses decreased by $18.5 million, or 46%, from $40.2 million through the six months ended March 31, 2024, to $21.6 million through the six months ended March 31, 2025. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping, and other expenses related to preparation for the production of electric vehicles and batteries. The Company recently began cost reduction initiatives, thereby reducing research and development expenses in order to continue as a going concern.

General and Administrative

General and administrative expenses include all non-production expenses incurred in a given period. This includes professional fees, salaries, rent, repairs and maintenance, utilities and office expenses, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses, and other expenses. We expense advertising costs as incurred. General and administrative expenses decreased by approximately $13.3 million, or 15%, from approximately $91.1 million in the six months ended March 31, 2024, to approximately $77.9 million in the six months ended March 31, 2025, primarily due to reduction in employee related compensation due to reduction in force, decrease of settlements and penalties, professional fees, promotion costs, etc.

Impairment

Due to unfavorable market conditions and the decline of market prices of the Company’s common stock, we tested Patents acquired in September 2022 as part of the Bollinger segment (see Note 21 - Segment information) for recoverability on March 31, 2025 and recognized impairment loss in amount of $12.0 million mainly due to the uncertainty of future fundings required to support the business and decrease of Company's market capitalization. During the six months ended March 31, 2024, impairment of the intangible assets was $73.4 million, plus impairment of goodwill amounted to $28.8 million).

Other gains and losses

The Company recognized other financing costs on initial recognition of warrants during the six months ended March 31, 2025 in the amount of $37.2 million due to additional notes with detached warrants issued during the six months ended March 31, 2025 (no investments during the six months ended March 31, 2024).

Net gain on revaluation of warrants obligations was $63.6 million during the six months ended March 31, 2025 vs $3.1 million loss during the six months ended March 31, 2024 with the gains recorded primarily during periods when closing bid price of the Company's common stock was lower than conversion floor of the relevant warrants (after reverse stock splits). During the six months ended March 31, 2025, pursuant to the Warrant Exchange Agreement, the Company and certain investors agreed to issue new warrants in exchange for existing warrants, the Company and investors exchanged the warrants to fix conversion floor at $0.01 (not subject to reverse stock splits), which increased the fair value of warrants (calculated as number of shares issuable upon cashless exercise) and corresponding loss in amount of approximately $57.8 million was presented in the line item “Loss on exchange of warrants” of the consolidated statement of operations. For further details on accounting for warrants, see Note 8 - Warrants and Other Derivative Liabilities and Fair Value Measurements to the financial statements.

Similarly, the interest expense increased by $25.7 million in comparison to the six months ended March 31, 2024 due to a significantly higher volume of debt outstanding during the six months ended March 31, 2025, see Notes 7 to the financial statements.

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was approximately $162.0 million, or $3,338.65 net loss per share, for the six months ended March 31, 2025, as compared to a net loss attributable to common stockholders after preferred dividends of approximately $193.9 million, or $21,493,370.73 loss per share, for the six months ended March 31, 2024 (giving effect to reverse stock splits, see below).

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

See Note 4 - Segment information for the main financial information pertaining to the segments.

Bollinger Motors – receivership after the balance sheet date

After the balance sheet date, on May 7, 2025, the U.S. District Court for the Eastern District of Michigan entered an order placing Bollinger Motors, Inc., a majority-owned and material operating segment of Mullen Automotive Inc., into court-appointed receivership. This action followed a legal complaint filed on March 21, 2025, by Robert Bollinger, who alleged a breach of contract related to a $10.0 million secured promissory note executed on October 24, 2024. The court order appointed a receiver with full authority over Bollinger Motors’ operations, governance, and assets, including the ability to operate or sell the business, in whole or in part, for the benefit of creditors.

Following the appointment of the receiver, Mullen no longer retains decision-making authority or operational control over Bollinger Motors. The Company is not required to fund ongoing operations, settle liabilities, or guarantee obligations of the discontinued business. The promissory note at issue was not guaranteed by Mullen, and no current legal proceedings or court orders impose an obligation on Mullen to fund any shortfall if the assets of Bollinger Motors are insufficient to cover its liabilities.

The Company does not expect the loss of Bollinger Motors to have a material adverse impact on its liquidity or capital resources. Bollinger Motors was not generating positive cash flow and had been incurring significant operating losses. Removing this business from the consolidated results is expected to reduce ongoing losses and simplify the Company’s operating structure.

Reverse Stock Splits and Nasdaq listing rules compliance

Our common stock is listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share.

On February 14, 2025, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to affect a one-for-sixty (1-for-60) reverse stock split of its common stock. The reverse stock split became effective on February 18, 2025. As further described in the Note 20 - Subsequent events, the Company also implemented a 1-for-100 reverse stock split on April 11, 2025, which was applied retroactively to these consolidated financial statements.

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

Liquidity and Capital Resources

We have only recently started to generate significant revenue from our business operations. To date, we have funded our capital expenditure and working capital requirements primarily by selling debt and equity securities, as further discussed below. Our ability to successfully expand our business will depend on many factors, including our working capital needs, the availability of equity or debt financing, and, over time, our ability to generate cash flows from operations.

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $2.3 million as of March 31, 2025. During the six months ended March 31, 2025, the Company used approximately $48.6 million of cash for operating activities. The net working capital deficit on March 31, 2025 amounted to approximately $156.1 million, or $56.7 million, after excluding derivative and other warrant liabilities and liabilities to issue stock, that are supposed to be settled by issuing common stock without using cash. For the six months ended March 31, 2025, the Company incurred a net loss of $172.7 million, and as of March 31, 2025, our accumulated deficit was approximately $2.5 billion.

The Company believes that its available liquidity will not be sufficient to meet its current obligations for a period of at least twelve months from the date of the filing of these unaudited interim condensed consolidated financial statements. Accordingly, the Company has concluded there is substantial doubt about its ability to continue as a going concern. During the six months ended March 31, 2025, the Company made the decision to temporarily shut down key production facilities due to short-term liquidity constraints. This action directly impacts our ability to produce vehicles. Should this shutdown continue, our cash flows from operating activities are expected to be further negatively impacted, which would further worsen the Company’s cash position. Management is pursuing several strategies to address liquidity concerns, including equity or debt financing and cost reduction and operational restructuring. Despite these efforts, there is no assurance that these initiatives will be successful. Without additional funding, the Company may be unable to continue operations and could be required to seek bankruptcy protection within 30 days of the issuance of these financial statements.

These unaudited interim condensed consolidated financial statements do not include any adjustments to the carrying amounts of assets or liabilities that may result from the outcome of these uncertainties.

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness, warrants, convertible preferred stock and common stock.  During the six months ended March 31, 2025, we received approximately $33 million and issued Senior secured convertible notes, bearing 15% interest and maturing in 4 months, and warrants with terms further described in Note 7 - Debt and Note 8 - Warrants and other derivative liabilities and fair value measurements to the condensed consolidated financial statements. Furthermore, in October 2024, the Company received $1 million proceeds in accordance with the equity line of credit (see further in Note 9 - Stockholder's Equity).

Also, in October 2024, Bollinger Motors, Inc., a majority-owned subsidiary of Mullen Automotive Inc., received a $10 million long-term loan, providing additional capital to support the production and sale of Bollinger’s Class 4 EV truck, the B4. The note bears interest at 15% per annum, with monthly interest-only payments, and principal repayment due by October 30, 2026. It is secured by part of the assets of Bollinger Motors, excluding inventory and certain intellectual property. See also Note 19 - Contingencies and claims for disclosure on a lawsuit from the lender.

During the six months ended March 31, 2025, a significant part of Senior secured convertible notes, as well as relevant accumulated interest (notes with a carrying amount of approximately $24.8 million and interest with a carrying amount of approximately $1.5 million), have been converted into shares of common stock. Also, the Company reached an agreement with holders of matured notes and loan advances in amount of $2.7 million, as well as accumulated interest in amount of approximately $1.8 million, that the liabilities would be settled pursuant to Section 3(a)(9) of the Securities Act by issuance of shares of common stock of the Company worth of $3 million. The liability was fully settled by December 2024, and the transaction resulted in recognition of gain on extinguishment of $1.5 million.

After the balance sheet date, the Senior convertible notes that remained unconverted on April 15, 2025 (in amount of approximately $35.1 million) and relevant accumulated interest (in amount of approximately $0.8 million) were in cross-default due to the non-payment of portion of the loan that matured. Starting from that date, the interest rate increased from 15% to 20%. As of the date these financial statements were available to be issued, none of the investors demanded immediate payment of the notes and outstanding interest in cash.

The following is a summary of our indebtedness as of March 31, 2025 and of transactions during the six months ended March 31, 2025:

Changes in debt during the 6 months ended March 31, 2025	Bollinger loan	Senior Secured Convertible Notes	Total
Principal as of October 1, 2024	$-	$20,346,283	$20,346,283
Original interest discount as of October 1, 2024	—	(17,664,310)	(17,664,310)
Carrying amount as of October 1, 2024	—	2,681,973	2,681,973

Notes issued, principal	10,000,000	35,345,500	45,345,500
Original interest discount and debt issuance costs at inception	—	(35,345,500)	(35,345,500)
Amortization of original interest discount and debt issuance costs	—	7,962,228	7,962,228
Paid in cash	—	—	—
Principal converted	—	(24,781,552)	(24,781,552)
Original interest discount related to the principal converted	—	16,064,397	16,064,397
Other adjustments	—	—	—

Principal as of March 31, 2025	10,000,000	30,910,231	40,910,231
Original interest discount as of March 31, 2025	—	(28,983,185)	(28,983,185)
Carrying amount as of March 31, 2025	$10,000,000	$1,927,046	$11,927,046
Including presented as current liability	10,000,000	1,927,046	11,927,046
Including presented as noncurrent liability	—	—	—

Fair value - amount	$10,000,000	$-	—
Fair value - leveling	Level 3	Level 3	—

Contractual interest rate	15%	15%	—
Maturity	Due (default)	April - July 2025	—

Cash Flows

The following table provides a summary of our cash flow data for the six months ended March 31, 2025 and 2024:

	Six Months Ended March 31,
Net cash provided by (used in):	2025	2024
Operating activities	$(48,587,856)	$(108,472,976)
Investing activities	(3,860,723)	(12,470,001)
Financing activities	44,020,360	(4,945,832)

Cash Flows used in Operating Activities

Our cash flow used in operating activities to date has been primarily comprised of costs related to research and development, payroll and other general and administrative activities. Net cash used in operating activities was $48.6 million in the six months ended March 31, 2025, a 55% decrease from $108.5 million net cash used during the six months ended March 31, 2024.

Cash Flows used in Investing Activities

During the six months ended March 31, 2025 and 2024, our cash flows used in investing activities have been comprised mainly of equipment purchases. Net cash used in investing activities was $3.9 million in the six months ended March 31, 2025, a 69% decrease from $12.5 million used in investing activities during the six months ended March 31, 2024.

Cash Flows provided by Financing Activities

Through March 31, 2025, we have financed our operations primarily through the issuance of convertible notes and warrants, as well as by receiving a long-term loan for production of Bollinger vehicles (for further details, see section Debt above). Net cash provided by financing activities was $44.0 million for the six months ended March 31, 2025, as compared to $4.9 million net cash spent on financing activities for the six months ended March 31, 2024.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations and other commitments for cash expenditures as of March 31, 2025, and the years in which these obligations are due:

Operating Lease Commitments

Scheduled
Years Ended September 30,	Payments
2025 (6 months)	$3,222,484
2026	5,022,623
2027	5,000,409
2028	4,827,540
2029	1,358,041
Thereafter	5,994,883
Total Future Minimum Lease Payments	$25,425,980

Scheduled Debt Maturities

The following are scheduled debt maturities as of March 31, 2025 (see also note Debt above):

	Year Ended September 30,
	2025 (6 months)	2026	2027	2028	2029	Total
Total Debt due (excluding debt discount)	$40,910,231	$—	$—	$—	$—	$40,910,231

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Estimates

Our financial statements have been prepared by U.S. GAAP. In the preparation of these financial statements, our management is required to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Management considers an accounting judgment, estimate, or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates, and assumptions could have a material impact on the consolidated financial statements. Our significant accounting policies are described in Note 3 – Summary of Significant accounting policies to the condensed consolidated financial statements.

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

We review our noncurrent asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Such conditions could include significant adverse changes in the business climate, current period operating or cash flow losses, significant declines in forecasted operations, or a current expectation that an asset group will be disposed of before the end of its useful life. The recoverability of noncurrent asset groups to be held and used is measured by a comparison of the carrying amount of the asset group to future undiscounted net cash flows expected to be generated by the asset group. If an asset group is considered to be impaired, the impairment is recognized in amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Due to a prolonged decrease in our market capitalization, including a significant decline in stock price and budgeted performance targets not achieved as compared to acquisition date budgets, we assessed noncurrent assets for impairment. As a result of impairment tests performed by management as of March 31, 2025, the Company recognized impairment loss in amount of $12.0 million in respect of Patents (Bollinger segment). No impairment in respect of other noncurrent assets was recognized, primarily because of significant impairment that reduced carrying amount of long-lived assets in previous periods.

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

As a result of the tests performed by the management during the six months ended March 31, 2025, the write-down to net realizable value in amount of $0.8 million was recorded by the Mullen Commercial segment. These adjustments were recorded as a component of cost of goods sold.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2025, being the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Exchange Act.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s 2024 Annual Report, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors are discussed in Part I, Item 1A. “Risk Factors” in our 2024 Annual Report, and could materially affect our business, financial condition, or future results of operation. There have been no material changes or additions to our risk factors discussed in our 2024 Annual Report which could materially affect our business, financial condition, or future results of operations, other than the following:

Bollinger has been placed in receivership, which means the Company could lose its entire investment.

On May 7, 2025, in connection with the complaint filed by Robert Bollinger alleging breach of contract by Bollinger Motors under an Amended and Restated Secured Promissory Note for $10.0 million dated October 24, 2024, the U,S, District Court for the Eastern District of Michigan (the “Court”) entered an order (the “Receivership Order”) placing Bollinger into receivership. The court appointed a receiver for the purpose of managing, protecting, preserving, operating, and selling some or all of Bollinger’s assets for the benefit and protection of Robert Bollinger, Bollinger Motors, and Bollinger Motors’ other creditors and stakeholders. Pursuant to the Receivership Order, the receiver’s responsibilities include oversight of all aspects of the management, assets, and operation of Bollinger Motors’ business, as well as the decision on whether to sell Bollinger Motors as a going concern, or to sell any or all of its assets by liquidation. Under the terms of the Receivership Order, all persons and entities with direct or indirect control over any Bollinger Motors assets are restrained and enjoined from directly or indirectly transferring, setting off, receiving, changing, selling, pledging, assigning, liquidating, or otherwise disposing of or withdrawing such assets. As a result, the shareholder and board of Bollinger have ceded control of Bollinger’s operations and assets to the receiver.

We acquired a majority ownership of Bollinger Motors in September 2022 for $148.6 million in stock and cash and invested an additional $23.7 million during the period July 2024 through March 2025. We currently own 72.7% of Bollinger Motors. Pursuant to the receivership, we are currently unable to access or control the assets of Bollinger Motors, including the ability to sell Bollinger Motors vehicles. We are also prohibited from obtaining information from Bollinger’s books and records and from making investments or undertaking activities that we would have otherwise pursued to settle certain disputes (including disputes with creditors) without leave of the Court. Since the receiver may seek Court approval to sell all of the assets of Bollinger Motors without our consent, we may lose the entire value of our ownership in Bollinger Motors as a result of such transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The Senior convertible notes that remained unconverted on April 15, 2025 (in amount of approximately $35.1 million) and relevant accumulated interest (in amount of approximately $0.8 million) were in cross-default due to the non-payment of portion of the loan that matured. Starting from that date, the interest rate increased from 15% to 20%. As of the date these financial statements were available to be issued, none of the investors demanded immediate payment of the notes and outstanding interest in cash.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

None of the Company's directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended March 31, 2025.

Item 6. Exhibit

Exhibit No.	Description
3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on February 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 18, 2025)

4.1

First Amendment to Rights Agreement dated February 5, 2025 between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.2(a) of the Company’s Form S-1/A (File No. 333-282516), filed with the SEC on February 6, 2025)

10.1	Securities Purchase Agreement dated January 23, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2025)
10.1(a)	Form of Convertible Note (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2025)
10.1(b)	Form of Warrant (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2025)
10.1(c)	Registration Rights Agreement dated January 23, 2025 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2025)
10.2	Securities Purchase Agreement dated February 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2025)
10.2(a)	Form of Convertible Note (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2025)
10.2(b)	Form of Warrant (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2025)
10.2(c)	Registration Rights Agreement dated February 5, 2025 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K, filed with the SEC on February 11, 2025)
10.3	Warrant Exchange Agreement dated February 7, 2025 (incorporated by reference to Exhibit 10.25(f) to the Company’s Form S-1 (File No. 333-285545), filed with the SEC on March 4, 2025)
10.4	Securities Purchase Agreement dated March 6, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2025)
10.4(a)	Form of Convertible Note (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2025)
10.4(b)	Form of Warrant (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2025)
10.4(c)	Registration Rights Agreement dated March 6, 2025 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K, filed with the SEC on March 7, 2025)
10.5#

Amendment to 2022 Equity Incentive Plan dated March 13, 2025 - Share Increase and Annual Increase Amendments (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 14, 2025)

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

Mullen Automotive Inc.

May 20, 2025	By:	/s/ David Michery
David Michery
Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer and duly authorized officer)

/s/ Jonathan New
Jonathan New Chief Financial Officer (Principal Financial Officer)