Form 10-Q
period 2025-06-30
BOLLINGER INNOVATIONS, INC.
filed 2025-08-14
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ___

Commission file number: 001-34887

BOLLINGER INNOVATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3289406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1405 Pioneer Street Brea, California 92821
(Address of principal executive offices)

Registrant’s telephone number, including area code: (714) 613‑1900

Mullen Automotive Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	BINI	The Nasdaq Stock Market, LLC (Nasdaq Capital Market)
Rights to Purchase Series A-1 Junior Participating Preferred Stock	None	The Nasdaq Stock Market, LLC (Nasdaq Capital Market)

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

As of August 11, 2025, a total of  4,604,935 shares of the Registrant’s common stock, par value $0.001 per share, were issued and outstanding.

true

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOLLINGER INNOVATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	September 30, 2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$454,658	$10,321,827
Restricted cash	397,067	426,851
Inventory	28,148,500	37,503,112
Prepaid expenses and other current assets	13,386,759	14,798,553
Accounts receivable	—	124,295
TOTAL CURRENT ASSETS	42,386,984	63,174,638

Property, plant, and equipment, net	30,187,343	82,180,266
Intangible assets, net	12,505,550	27,056,030
Right-of-use assets	2,481,312	3,041,485
Other noncurrent assets	1,667,917	3,178,870
TOTAL ASSETS	$89,229,106	$178,631,289

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$42,396,488	$41,335,509
Accrued expenses and other current liabilities	14,855,109	51,612,166
Derivative liabilities	101,060,811	79,742,180
Liability to issue shares	1,458,863	1,771,025
Lease liabilities, current portion	2,237,694	2,893,967
Notes payable, current portion	24,070,440	5,399,777
Refundable deposits	404,072	417,674
TOTAL CURRENT LIABILITIES	186,483,477	183,172,298
Liability to issue shares, net of current portion	66,674	356,206
Lease liabilities, net of current portion	9,733,098	11,648,662
TOTAL LIABILITIES	$196,283,249	$195,177,166
Contingencies and claims (Note 19)

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; $0.001 par value; 626,263,159 and 126,263,159 shares of preferred stock authorized at June 30, 2025 and September 30, 2024, respectively
Preferred Series D; 84,572,538 shares authorized; 363,097 shares issued and outstanding at June 30, 2025 and September 30, 2024 (preference in liquidation of $159,000 at June 30, 2025 and September 30, 2024)	363	363
Preferred Series C; 24,874,079 shares authorized; 458 shares issued and outstanding at June 30, 2025 and September 30, 2024 (preference in liquidation of $4,049 at June 30, 2025 and September 30, 2024)	—	—
Preferred Series A; 83,859 shares authorized; 648 shares issued and outstanding at June 30, 2025 and September 30, 2024 (preference in liquidation of $836 at June 30, 2025 and September 30, 2024)	1	1
Common stock; $0.001 par value; 5,000,000,000 shares authorized at June 30, 2025 and September 30, 2024; 99,568 and 1 shares issued and outstanding at June 30, 2025 and September 30, 2024 respectively (*)	100	—
Additional paid-in capital (*)	2,503,004,697	2,290,664,548
Accumulated deficit	(2,610,910,202)	(2,319,220,938)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ATTRIBUTABLE TO THE COMPANY'S STOCKHOLDERS	(107,905,041)	(28,556,026)
Noncontrolling interest	850,898	12,010,149
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(107,054,143)	(16,545,877)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$89,229,106	$178,631,289

(*) Adjusted retroactively for reverse stock splits, see  Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited condensed consolidated financial statements.

BOLLINGER INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024

Revenue from sale of vehicles	$473,686	$65,235	$8,344,311	$98,570
Cost of revenues	10,565,994	36,008	24,151,863	49,448
Gross loss	(10,092,308)	29,227	(15,807,552)	49,122

Operating expenses:
General and administrative	$36,173,327	$47,477,377	$114,030,172	$138,615,121
Research and development	11,587,940	14,292,744	33,234,428	54,486,237
Impairment of intangible assets	326,173	—	12,332,625	73,447,067
Impairment of right-of -use assets	—	30,060	—	3,197,668
Impairment of goodwill	—	—	—	28,846,832
Loss from operations	(58,179,748)	(61,770,954)	(175,404,777)	(298,543,803)

Other income (expense):
Other financing costs - initial recognition of warrants	(33,181,991)	(17,914,480)	(70,366,183)	(17,914,480)
Loss on exchange of warrants	—	—	(57,770,454)	—
Gain/(loss) on warrants and derivative liability revaluation	(4,829,873)	2,301,086	58,787,404	(805,137)
Gain on settlement	3,761,955	—	3,761,955	—
Loss on settlement (GEM case)	(14,261,736)	—	(14,261,736)	—
Gain/(loss) on extinguishment of debt	250,000	(690,346)	1,803,771	(655,721)
Loss on disposal of fixed assets	—	(103,973)	—	(477,838)
Interest expense	(25,663,583)	(8,277,802)	(51,855,494)	(8,795,525)
Other financing costs - ELOC commitment fee	—	(6,000,000)	—	(6,000,000)
Other income, net	337,152	829,056	860,131	2,318,164
Total other income (expense)	(73,588,076)	(29,856,459)	(129,040,606)	(32,330,537)
Net loss before income tax benefit	$(131,767,824)	$(91,627,413)	$(304,445,383)	$(330,874,340)

Income tax benefit/ (provision)	(600)	(1,200)	(1,800)	3,890,100
Net loss	(131,768,424)	(91,628,613)	(304,447,183)	(326,984,240)

Net loss attributable to noncontrolling interest	(2,043,608)	(4,267,796)	(12,757,919)	(45,796,565)
Net loss attributable to stockholders	$(129,724,816)	$(87,360,817)	$(291,689,264)	$(281,187,675)

Waived/(accrued) accumulated preferred dividends and other capital transactions with preferred stockholders	(98,767)	(8,627,095)	(148,805)	(8,670,441)

Net loss attributable to common stockholders after preferred dividends and other capital transactions with preferred stockholders	$(129,823,583)	$(95,987,912)	$(291,838,069)	$(289,858,116)

Net Loss per Share (*)	$(11,231.39)	$(95,987,912)	$(74,887.88)	$(289,858,116)

Weighted average shares outstanding, basic and diluted (*)	11,559	1	3,897	1

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of business and basis of presentation.

See accompanying notes to these unaudited condensed consolidated financial statements.

BOLLINGER INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 for the three and nine months ended June 30, 2025

(unaudited)

	Preferred Stock, total
	(see Note 9 for details)		Common Stock		Paid-in	Accumulated	Equity	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	attributable to	Interest	Equity
							the reporting entity		(Deficit)
Balance, October 1, 2024 (*)	364,203	$364	1	$—	$2,290,664,548	$(2,319,220,938)	$(28,556,026)	$12,010,149	$(16,545,877)
Cashless Warrant exercise	—	—	80,911	81	112,386,508	—	112,386,589	—	112,386,589
Issuance of common stock for conversion of convertible notes and interest	—	—	2,561	3	27,579,422	—	27,579,425	—	27,579,425
Common stock issued to settle matured loans and advances	—	—	—	—	3,000,001	—	3,000,001	—	3,000,001
Common stock issued under equity line of credit	—	—	—	—	1,017,135	—	1,017,135	—	1,017,135
Share-based compensation	—	—	16,089	16	70,032,574	—	70,032,590	—	70,032,590
Preferred stock dividends	—	—	—	—	(76,823)	—	(76,823)	—	(76,823)
Common stock issued to avoid fractional shares on reverse stock split	—	—	6	—	—	—	—	—	—
Noncontrolling interest - change from additional investments into subsidiary	—	—	—	—	(1,598,668)	—	(1,598,668)	1,598,668	—
Noncontrolling interest - decrease from current losses	—	—	—	—	—	—	—	(12,757,919)	(12,757,919)
Net Loss	—	—	—	—	—	(291,689,264)	(291,689,264)	—	(291,689,264)
Balance, June 30, 2025	364,203	$364	99,568	$100	$2,503,004,697	$(2,610,910,202)	$(107,905,041)	$850,898	$(107,054,143)

Balance, April 1, 2025 (*)	364,203	$364	41	$—	$2,408,230,419	$(2,481,185,386)	$(72,954,603)	$3,414,074	$(69,540,529)
Cashless Warrant exercise	—	—	80,876	81	66,396,437	—	66,396,518	—	66,396,518
Issuance of common stock for conversion of convertible notes and interest	—	—	2,561	3	1,287,999	—	1,288,002	—	1,288,002
Share-based compensation	—	—	16,084	16	26,597,059	—	26,597,075	—	26,597,075
Preferred stock dividends	—	—	—	—	(26,785)	—	(26,785)	—	(26,785)
Common stock issued to avoid fractional shares on reverse stock split	—	—	6	—	—	—	—	—	—
Noncontrolling interest - change from additional investments into subsidiary	—	—	—	—	519,568	—	519,568	(519,568)	—
Noncontrolling interest - decrease from current losses	—	—	—	—	—	—	—	(2,043,608)	(2,043,608)
Net Loss	—	—	—	—	—	(129,724,816)	(129,724,816)	—	(129,724,816)
Balance, June 30, 2025	364,203	$364	99,568	$100	$2,503,004,697	$(2,610,910,202)	$(107,905,041)	$850,898	$(107,054,143)

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of Business and Basis of Presentation

See accompanying notes to these unaudited condensed consolidated financial statements.

BOLLINGER INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

 for the three and nine months ended June 30, 2024

(unaudited)

	Preferred Stock, total
	(see Note 9 for details)		Common Stock		Paid-in	Accumulated	Equity	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	attributable to	Interest	Equity
							the reporting entity		(Deficit)
Balance, September 30, 2023 (*)	1,575,502	$1,576	1	$—	$2,071,112,998	$(1,862,162,037)	$208,952,537	$63,855,573	$272,808,110
Cashless Warrant exercise	—	—	—	—	67,832,434	—	67,832,434	—	67,832,434
Issuance of common stock for conversion of convertible notes and interest	—	—	—	—	8,826,351	—	8,826,351	—	8,826,351
Common stock issued to settle other derivative liability	—	—	—	—	3,269,180	—	3,269,180	—	3,269,180
Common stock issued to settle legal commitment	—	—	—	—	639,256	—	639,256	—	639,256
Share-based compensation	—	—	—	—	35,275,712	—	35,275,712	—	35,275,712
Preferred stock dividends	—	—	—	—	(66,412)	—	(66,412)	—	(66,412)
Extinguishment of Series C P/S by issuance of Series E P/S	(1,211,299)	(1,212)	—	—	—	—	(1,212)	—	(1,212)
Financial result from exchange of Series C P/S for Series E P/S	—	—	—	—	(8,604,029)	—	(8,604,029)	—	(8,604,029)
Noncontrolling interest	—	—	—	—	—	—	—	(45,796,565)	(45,796,565)
Net Loss	—	—	—	—	—	(281,187,675)	(281,187,675)	—	(281,187,675)
Balance, June 30, 2024 (*)	364,203	364	1	—	2,178,285,490	(2,143,349,712)	34,936,142	18,059,008	52,995,150

Balance, April 1, 2024 (*)	1,575,502	$1,576	1	$—	$2,151,075,158	$(2,055,988,895)	$95,087,839	$22,326,804	$117,414,643
Cashless Warrant exercise	—	—	—	—	8,667,399	—	8,667,399	—	8,667,399
Issuance of common stock for conversion of convertible notes and interest	—	—	—	—	8,826,351	—	8,826,351	—	8,826,351
Common stock issued to settle other derivative liability	—	—	—	—	3,269,180	—	3,269,180	—	3,269,180
Common stock issued to settle legal commitment	—	—	—	—	639,256	—	639,256	—	639,256
Share-based compensation	—	—	—	—	14,435,242	—	14,435,242	—	14,435,242
Preferred stock dividends	—	—	—	—	(23,067)	—	(23,067)	—	(23,067)
Extinguishment of Series C P/S by issuance of Series E P/S	(1,211,299)	(1,212)	—	—	—	—	(1,212)	—	(1,212)
Financial result from exchange of Series C P/S for Series E P/S	—	—	—	—	(8,604,029)	—	(8,604,029)	—	(8,604,029)
Noncontrolling interest	—	—	—	—	—	—	—	(4,267,796)	(4,267,796)
Net Loss	—	—	—	—	—	(87,360,817)	(87,360,817)	—	(87,360,817)
Balance, June 30, 2024 (*)	364,203	364	1	—	2,178,285,490	(2,143,349,712)	34,936,142	18,059,008	52,995,150

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of business and basis of presentation

See accompanying notes to these unaudited condensed consolidated financial statements.

BOLLINGER INNOVATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(304,447,183)	$(326,984,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	67,016,811	29,174,038
Revaluation of warrants and derivative liabilities	(58,787,404)	805,137
Loss on exchange of warrants	57,770,454	—
Other financing costs - initial recognition of warrants	70,366,183	17,914,480
Amortization of debt discount and other non-cash interest expense	47,440,071	8,366,613
Depreciation and amortization	12,551,141	17,768,083
(Gain)/loss on extinguishment of debt	(1,803,771)	655,721
Write-down of inventory to net realizable value	9,724,757	—
Gain on settlement	(3,761,955)	—
Loss on settlement (GEM case)	14,261,736	—
Impairment of intangible assets	12,332,625	73,447,067
Impairment of goodwill	—	28,846,832
Impairment of right-of -use assets	—	3,197,668
Other financing costs - ELOC commitment fee	—	6,000,000
Deferred income taxes	—	(3,890,100)
Loss/(gain) on assets disposal	—	477,838

Changes in operating assets and liabilities:
Accounts receivable	124,295	671,750
Inventories	(685,798)	(21,027,871)
Prepaids and other assets	5,362,872	(279,024)
Accounts payable	3,383,278	18,788,174
Accrued expenses and other liabilities	1,755,790	1,757,670
Right-of-use assets and lease liabilities	(2,011,664)	(872,733)
Net cash used in operating activities	$(69,407,762)	$(145,182,897)

Cash Flows from Investing Activities
Purchase of equipment	(4,239,551)	(14,053,838)
Net cash used in investing activities	(4,239,551)	(14,053,838)

Cash Flows from Financing Activities
Proceeds from issuance of convertible notes payable with detachable warrants	62,483,225	12,450,000
Proceeds from issuance of notes payable by subsidiary	11,250,000	—
Payment of notes payable by subsidiary	(11,000,000)	—
Payment of notes payable	—	(4,945,832)
Issuance of stock under equity line of credit	1,017,135	—
Net cash provided by financing activities	$63,750,360	$7,504,168

Change in cash	(9,896,953)	(151,732,567)
Cash and restricted cash (in amount of $426,851), beginning of period	10,748,678	155,696,470
Cash and restricted cash (in amount of $397,067), ending of period	$851,725	$3,963,903

Supplemental disclosure of Cash Flow information:
Cash paid for interest	$625,000	$37,458

Supplemental Disclosure for Non-Cash Activities:
Exercise of warrants recognized earlier as liabilities	112,386,589	67,826,884
Settlement of a liability by noncurrent assets (GEM case)	45,989,264	—
Convertible notes and interest - conversion to common stock	27,579,425	8,136,004
Extinguishment of debt and interest (in exchange for own common stock)	4,553,771	—
Change in noncontrolling interest upon additional investments into subsidiary	1,598,668	—
Right-of-use assets obtained in exchange of operating lease liabilities	—	11,867,625
Extinguishment of accounts payable with recognition of derivatives	—	4,623,655
Common stock issued to settle other derivative liability	—	3,293,965
Common stock issued to extinguish other liabilities	—	639,146

See accompanying notes to these unaudited condensed consolidated financial statements.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Bollinger Innovations, Inc., a Delaware corporation (“we” or the “Company”), is a Southern California-based development-stage electric vehicle company that operates in various verticals of businesses focused within the automotive industry. Effective July 28, 2025, the Company changed its name from "Mullen Automotive Inc." to "Bollinger Innovations, Inc." The Company’s Nasdaq stock symbol also changed to "BINI", effective as the market open on the same date.

The Company controls the following wholly owned subsidiaries: Ottava Automotive, Inc., a California corporation, Mullen Indiana Real Estate, LLC, a Delaware limited liability company, Mullen Investment Properties LLC, a Mississippi limited liability company, and Mullen Advanced Energy Operations, LLC, a California limited liability company. The Company also holds a majority ownership in Bollinger Motors, Inc., a Delaware corporation.

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

The Company is building and delivering the newest generation of commercial trucks.

The Company's acquisition of a controlling interest in Bollinger Motors, Inc. in September 2022 positioned the Company into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments. The first Bollinger vehicles were sold in September 2024.

Basis of Presentation and Principles of Consolidation

These unaudited interim condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”). The financial statements reflect the consolidated financial position and results of operations, which include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated, if any. Certain prior-period amounts have been reclassified in the accompanying condensed consolidated financial statements and notes thereto in order to conform to the current period presentation. Noncontrolling interest presented in these condensed consolidated financial statements relates to the portion of equity (net assets) in subsidiaries not attributable, directly or indirectly, to the Company. Net income or loss are allocated to noncontrolling interests by multiplying the relative ownership interest of the noncontrolling interest holders for the period by the net income or loss of the entity to which the noncontrolling interest relates.

These unaudited interim condensed consolidated financial statements and the accompanying notes have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all normal recurring adjustments, necessary for a fair statement of the results of operations for the periods presented. The consolidated financial statements for any interim period are not necessarily indicative of the results to be expected for the full year or for any other future years or interim periods. Comprehensive loss is not separately presented as the amounts are equal to net loss for the nine months ended June 30, 2025 and 2024. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended  September 30, 2024 (the "2024 Annual Report").

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reverse Stock Splits

Our common stock is listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share.

On June 2, 2025, the Company effected 1-for-100 reverse stock split of its common stock, and on August 4, 2025, the Company effected a 1-for-250 reverse stock split, as further described in Note 20 - Subsequent events, which were applied retroactively to these consolidated financial statements.

In addition to the reverse stock splits referred to above, the Company previously effected an 1-for-25 reverse stock split on May 4, 2023, a 1-for-9 reverse stock split on August 11, 2023, a 1-for-100 reverse stock split on December 21, 2023, a 1-for-100 reverse stock split on September 17, 2024, a1-for-60 reverse stock split on  February 18, 2025, and a 1-for-100 reverse stock split on April 11, 2025. The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits.

As a result of these reverse stock splits, the number of shares of common stock that can be issued upon exercise of warrants, preferred stock and other convertible securities, as well as any commitments to issue securities that provide for adjustments in the event of a reverse stock split, were appropriately adjusted under their applicable terms for the reverse stock splits. If applicable, the conversion price for each outstanding share of preferred stock and the exercise price for each outstanding warrant was increased, pursuant to their terms, in inverse proportion to the split ratio such that upon conversion or exercise, the aggregate conversion price for conversion of preferred stock and the aggregate exercise price payable by the warrant holder to the Company for shares of common stock subject to such warrant will remain approximately the same as the aggregate conversion or exercise price, as applicable, prior to the reverse stock splits. No fractional shares were issued in connection with the reverse stock splits. All fractional shares were rounded up to the nearest whole share.

The reverse stock splits have not changed the authorized number of shares or the par value of the common stock, nor modified any voting rights of the common stock. The number and par value of Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, Series F Preferred Stock and Series G Preferred Stock were not affected by the reverse stock splits. Still, their conversion ratios have been proportionally adjusted. There were no outstanding shares of Series B Preferred Stock and Series E Preferred Stock as of the effective date of the reverse stock splits.

The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits (see Note 10 - Loss per share for the reverse stock splits effect on loss per share). All issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock splits for all periods presented. The common stock and additional paid-in-capital line items of the financial statements were retroactively adjusted to account for the reverse stock splits for all periods presented.

The retroactive impact of the latest reverse stock splits on the shares of common stock previously reported for the fiscal year ended September 30, 2024, was as follows. Appropriate retroactive adjustments (at par value of $0.001) were made to the common stock and additional paid-in capital in the consolidated balance sheets and consolidated statement of stockholders' deficit.

	Reported in	Adjustment to	Adjustment to	Adjustment to	Adjustment to	Total
	10-K 2024	RSS 1:60 (February 2025)	RSS 1:100 (April 2025)	RSS 1:100 (June 2025)	RSS 1:250 (August 2025)	after RSSs
Balance, September 30, 2023, number of shares of common stock	28,718	(28,239)	(474)	(4)	-	1
Increase of common stock during fiscal year 2024	4,548,589	(4,472,780)	(75,051)	(750)	(8)	-
Balance, September 30, 2024, number of shares of common stock	4,577,307	(4,501,019)	(75,525)	(754)	(8)	1

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – LIQUIDITY, CAPITAL RESOURCES, AND GOING CONCERN

These unaudited interim condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

The Company evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern over the next twelve months from the date of filing this report. The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $0.9 million as of June 30, 2025. During the nine months ended June 30, 2025, the Company used approximately $69.4 million of cash for operating activities. The net working capital deficit on June 30, 2025 amounted to approximately $144.1 million, or $41.6 million after excluding derivative and warrant liabilities and liabilities to issue stock that are supposed to be settled by issuing common stock without using cash. For the nine months ended June 30, 2025, the Company incurred a net loss of approximately $304.4 million, and as of June 30, 2025, our accumulated deficit was approximately $2.6 billion.

The Company believes that its available liquidity will not be sufficient to meet its current obligations for a period of at least twelve months from the date of the filing of these unaudited interim condensed consolidated financial statements. Accordingly, the Company has concluded there is substantial doubt about its ability to continue as a going concern. During the nine months ended June 30, 2025, the Company decided to temporarily shut down key production facilities due to short-term liquidity constraints. This action directly impacts our ability to produce vehicles. Should this shutdown continue, our cash flows from operating activities are expected to be further negatively affected, which would further worsen the Company’s cash position. Management is pursuing several strategies to address liquidity concerns, including equity or debt financing and cost reduction and operational restructuring. Despite these efforts, there is no assurance that these initiatives will be successful. Without additional funding, the Company may be unable to continue operations and could be required to seek bankruptcy protection within 30 days of the issuance of these financial statements.

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

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Risks and Uncertainties

We operate within an industry that is subject to rapid technological change, intense competition, and significant government regulation. It is subject to significant risks and uncertainties, including competitive, financial, developmental, operational, technological and regulatory risks associated with an emerging business. The Company is dependent on its suppliers, including single-source suppliers. It depends on the ability of these suppliers to deliver the necessary components of our products in a timely manner at prices, quality levels and volumes acceptable to us. Any one or combination of these or other risks could have a substantial impact on our future operations and prospects for commercial success.

Restricted Cash

Cash obtained from customer deposits is held by the Company and is deemed restricted from use to fund operations.

Accounts Receivable

Accounts receivable consist of receivables from our customers for the sale of vehicles. The Company provides an allowance against accounts receivable for any expected credit losses. The Company recorded no allowance as of  June 30, 2025 and September 30, 2024.

Inventory

Inventories are stated at the lower of cost or net realizable value and consist of raw materials, work in progress, and finished goods. The net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost of inventories is determined using the standard cost method, which approximates actual cost on a first-in, first-out basis. Cost includes direct materials, direct labor and a proportionate share of manufacturing overhead costs based on normal capacity. Regular reviews are performed to identify and account for variances between the standard costs and actual costs. The Company regularly reviews its inventory for excess quantities and obsolescence. This analysis takes into account factors such as demand forecasts, product life cycles, product development plans and current market conditions. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If inventory on hand is in excess of the future demand forecast, the excess amounts are written-off. Once inventory is written down to a net realizable value, a new, lower-cost basis is established, and the inventory is not subsequently written up if market conditions improve. All such inventory write-downs are included as a component of cost of revenues in the period in which the write-down occurs. The Company records inventory write-downs for excess or obsolete inventories based upon assumptions about current and future demand forecasts. If inventory on-hand is in excess of the future demand forecast, the excess amounts are written-off.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated economic useful lives of the assets. Repairs and maintenance expenditures that do not extend the useful lives of related assets are expensed as incurred.

Estimated Useful Lives

Description	Estimated useful lives
Buildings	20 to 30 years
Furniture and equipment	3 to 7 years
Computer and software	1 to 5 years
Machinery, shop and testing equipment	3 to 7 years
Leasehold improvements	Shorter of the estimated useful life or the underlying lease term
Vehicles	5 years
Intangibles	5 to 10 years

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expenditures for improvements are capitalized, while minor replacements, maintenance and repairs, which do not extend the asset's life, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in operations. Company management continually monitors events and changes in circumstances that could indicate that the carrying balances of its property, plant and equipment may not be recoverable per the provisions of ASC 360, “Property, Plant and Equipment.” When such events or changes in circumstances are present, we assess the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

Income Taxes

The Company and its less than 100% owned subsidiaries are filing separate tax returns, and we calculate the provision for income taxes by using a "separate" return method. Section 174 capitalization and R&D credits are calculated using consolidated tax return rules and allocated among the Company's members. The Company’s income tax provision consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in the tax law.

Income taxes are recorded in accordance with ASC 740, "Income Taxes," which provides for deferred taxes using an asset and liability approach. We record deferred income taxes using enacted tax laws and rates for the years in which the taxes are expected to be paid. We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. We maintain a full valuation allowance against the value of our U.S. and state net deferred tax assets because the recoverability of the tax assets does not meet the “more likely than not” requirement as of  June 30, 2025 and September 30, 2024

Uncertain tax positions taken or expected to be taken in a tax return are accounted for using the “more likely than not” threshold for financial statement recognition and measurement. There are transactions that occur during the ordinary course of business for which the ultimate tax determination may be uncertain. As of  June 30, 2025, and September 30, 2024, there were no material changes to either the nature or the amounts of the uncertain tax positions.

Intangible Assets, Net

Intangible assets consist of acquired and developed intellectual property. Under ASC 350, “Intangibles—Goodwill and Others,” goodwill and other intangible assets with indefinite lives (including in-process research and development assets acquired in a business combination) are not subject to amortization but are tested for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired.

Intangible assets with determinate lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Amortizable intangible assets generally are amortized on a straight-line basis over periods up to 120 months. The costs to periodically renew our intangible assets are expensed as incurred.

Impairment of Long-Lived Assets

The Company periodically evaluates long-lived assets (intangible assets, right-of-use assets and property, plant and equipment) for impairment whenever events or changes in circumstances indicate that a potential impairment may have occurred. If such events or changes in circumstances arise, the Company compares the carrying amount of the long-lived assets to the estimated future undiscounted cash flows expected to be generated by the long-lived assets. If the estimated aggregate undiscounted cash flows are less than the carrying amount of the long-lived assets, an impairment charge, calculated as the amount by which the carrying amount of the assets exceeds the fair value of the assets, is recorded. The fair value of the long-lived assets is determined based on the estimated discounted cash flows expected to be generated from the long-lived asset unless another method provides a more reliable estimate. If an impairment loss is recognized, the adjusted carrying amount of a long-lived asset is recognized as a new cost basis of the impaired asset. Impairment loss is not reversed even if the fair value exceeds the carrying amount in subsequent periods.

BOLLINGER INNOVATIONS, INC.
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

Revenue Recognition

The Company’s revenue includes revenue from the sale of electric vehicles and is accounted for per ASC 606, “Revenue from Contracts with Customers.” The Company applies a five-step analysis to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, the Company satisfies a performance obligation. Payments for electric vehicle sales are generally received at or shortly after delivery. Sales tax, if any, is excluded from the measurement of the transaction price. The revenue from the sale of electric vehicles is recognized when control of the vehicle is transferred to the customer. In general, the control is transferred at the point of delivery to the customer, signifying the fulfillment of our primary performance obligation under ASC 606. A contract with one of our dealers includes a return provision allowing unsold vehicles to be returned after one year, and contracts with two of our dealers include return provisions, allowing unsold vehicles to be returned upon contract termination. Since the Company does not have sufficient relevant statistics of returns yet, we defer revenue recognition until the vehicles have been sold by such dealer (when the dealer has a right of return) or until there is sufficient evidence to justify a reasonable estimate for the consideration to which the Company expects to be entitled. Relevant vehicles transferred to the dealer are presented as “Finished goods delivered to dealer for distribution” in the consolidated balance sheets at initial cost, less any expected costs to recover those products (including potential decreases in the value to the entity of returned products). At the end of each reporting period, the Company updates the measurement of these assets and refund liabilities.

Cost of Revenues

The costs of goods sold primarily include vehicle components and parts, labor costs, amortized tooling costs and other relevant costs associated with the production of these vehicles. Other inventory costs and expenses primarily include write-downs of inventory to net realizable value, provisions for estimated warranty expenses and other similar costs.

General and Administrative Expenses

General and administrative (“G&A”) expenses include expenses not related to production, such as salaries and employee benefits, professional fees, rent, repairs and maintenance, utilities and office expenses, depreciation and amortization, advertising, marketing and other selling expenses, settlements and penalties, taxes, licenses, etc. Advertising costs are expensed as incurred and are included in G&A expenses, other than trade show expenses, which are deferred until occurrence of the future event in accordance with ASC 720‑35, “Other Expenses – Advertising Cost.” Advertising costs for the three and nine months ended June 30, 2025 were approximately $0.4 million and $1.2 million, respectively (for the three and nine months ended June 30, 2024, $2.6 million and $16.2 million, respectively).

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development Costs

Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping costs, and other expenses related to preparation for mass production of electric vehicles such as Mullen Three EV, Mullen One EV cargo van, Bollinger B4 truck, etc. These include expenses related to the design, development, testing and improvement of our electric vehicles and corresponding technologies. Per ASC 730, "Research and Development," the Company recognizes all research and development costs in the statement of operations as they occur. Assets with alternative future uses are capitalized and depreciated over their useful lives, with the depreciation expense reported under research and development costs.

Share-Based Compensation

The share-based awards issued by the Company are accounted for per ASC Subtopic 718-10, “Compensation – Share Compensation,” which requires fair value measurement on the grant date and recognition of compensation expense for all shares of common stock of the Company issued to employees, non-employees and directors. The grant date is the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. It is the date that a grantee begins to benefit from, or be adversely affected by, subsequent changes in the price of the grantor's equity shares (e.g., the date when the Board of Directors has authorized share-based compensation to be issued from reserves approved by shareholders). Generally, the fair value of awards is estimated based on the market price of the shares of common stock of the Company on the day immediately preceding the grant date. The fair value of non-marketable share-based awards (granted to employees before the Company became public) was estimated based on an independent valuation. The Company recognizes forfeitures of awards in the periods they occur.

The overwhelming part of share-based awards to employees as per employment contracts and a certain part of contracts with non-employees (consultants) are classified as equity with costs and additional paid-in capital recognized ratably over the service period. A significant part of the Company’s share-based awards to consultants is liability-classified, mainly if the number of shares the consultant is entitled to depends on a certain monetary value fixed in the contract. An accrued part of the liability, in this case, is revalued each period based on an earned portion of the grant and changes in the market price of the shares of common stock of the Company until a sufficient number of shares is issued.

The Company has also adopted incentive plans that entitle the Chief Executive Officer to share-based awards generally calculated as 1-3% of the outstanding number of shares of common stock, issuable upon achievement of specific financial and operational targets (milestones). This share-based compensation is accrued over the service term when it is probable that the milestone will be achieved. The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, the current market price of the common stock and the number of shares of common stock outstanding until the shares have been issued or until fulfilling the milestone requirements becomes unlikely.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to interest rate, market or foreign currency risks. The Company evaluates all of its financial instruments, including notes payable and warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. The Company applies significant judgment to identify and evaluate complex terms and conditions in its contracts and agreements to determine whether embedded derivatives exist. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives are recognized at fair value, with changes in fair value recognized in the statement of operations each period. Bifurcated embedded derivatives are classified with the related host contract on the Company’s balance sheet.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A freestanding instrument that is a derivative is evaluated by the Company to determine if it qualifies for an exception to derivative accounting. The Company determines whether the equity-linked feature is indexed to the Company's common stock and whether the settlement provision in the contract is consistent with a fixed-for-fixed equity instrument. To qualify for classification in stockholders' equity, the Company evaluates whether the contract requires physical settlement, net share settlement, or a combination thereof and, when the Company has a choice of net cash settlement or settlement in the Company's shares, additional criteria are evaluated to determine whether equity classification is appropriate. Refer to Notes 7 and 8 for additional information regarding the accounting for the convertible notes and warrants.

Fair Value of Financial Instruments

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of non-performance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

Concentrations of Credit Risk

The Company maintains cash balances in several financial institutions that are insured by either the Federal Deposit Insurance Corporation or the National Credit Union Association up to certain federal limitations, generally $250,000. At times, our cash balance may exceed these federal limitations. However, we have not experienced any losses in such accounts, and management believes we are not exposed to any significant credit risk on these accounts due to the high credit rating of relevant financial institutions. The amounts in excess of insured limits as of June 30, 2025, and  September 30, 2024, are $0.1 million and $10.0 million, respectively.

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

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following are accounting pronouncements that have been issued but are not yet effective for the Company’s condensed consolidated financial statements:

In November 2023, the FASB issued Accounting Standards Update 2023-07—Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It requires all annual disclosures currently required by ASC 280 to be included in interim periods. It requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and applicable additional measures of segment profit or loss used by the CODM when allocating resources and assessing business performance. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company expects to enhance segment reporting disclosures based on new requirements.

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

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the CODM in deciding how to allocate resources to an individual segment and in assessing performance. Our CEO and Chairman of the Board of Directors (the "Board of Directors" or the "Board"), as the CODM, makes decisions about resources to be acquired, allocated and utilized to each operating segment. The Company is currently comprised of two major operating segments:

●

Bollinger Motors. The Company acquired the controlling interest of Bollinger Motors Inc. in September 2022 and increased the ownership to more than 95% in May 2025. This acquisition positioned the Company into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments. The first Bollinger vehicles were sold in September 2024.

●

Bollinger Commercial. In November 2022, the Company acquired from Electric Last Mile Solutions ("ELMS") a manufacturing plant and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles. The first vehicles were produced in Tunica, Mississippi, and were delivered to customers during the 12 months ended September 30, 2023.

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

Segment reporting for the three and nine months ended June 30, 2025
	Bollinger Motors	Bollinger Commercial	Total
Revenue for the three months ended June 30, 2025	$266,281	$207,405	$473,686
Revenue for the nine months ended June 30, 2025	4,044,590	4,299,721	8,344,311
Segment's net loss before impairment and income taxes for the three months ended June 30, 2025	(23,802,951)	(119,645,152)	(131,441,651)
Segment's net loss before impairment and income taxes for the nine months ended June 30, 2025	(36,686,465)	(255,426,293)	(292,112,758)
Segment's net loss before income taxes for the three months ended June 30, 2025	(23,802,951)	(107,964,873)	(131,767,824)
Segment's net loss before income taxes for the nine months ended June 30, 2025	(49,019,090)	(255,426,293)	(304,445,383)
Total segment assets	41,755,371	47,473,735	89,229,106

Segment reporting for the three and nine months ended June 30, 2024
	Bollinger Motors	Bollinger Commercial	Total
Revenue for the three months ended June 30, 2024	$—	$65,235	$65,235
Revenue for the nine months ended June 30, 2024	—	98,570	98,570
Segment's net loss before impairment and income taxes for the three months ended June 30, 2024	(10,669,490)	(80,927,863)	(91,597,353)
Segment's net loss before impairment and income taxes for the nine months ended June 30, 2024	(29,877,457)	(195,505,316)	(225,382,773)
Segment's net loss before income taxes for the three months ended June 30, 2024	(10,669,490)	(80,957,923)	(91,627,413)
Segment's net loss before income taxes for the nine months ended June 30, 2024	(118,383,314)	(212,491,026)	(330,874,340)
Total segment assets	51,366,330	140,963,436	192,329,766

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – INVENTORY

The cost of inventories is determined using a standard cost method, which approximates the first-in, first-out (FIFO) method. This includes direct materials, direct labor, and relevant manufacturing overhead costs. Variances between standard and actual costs are recognized in the cost of goods sold during the period in which they occur.

The Company's inventories are stated at the lower of cost or net realizable value and consist of the following:

	June 30, 2025	September 30, 2024
Inventory
Raw materials	$9,734,305	$12,658,123
Work in process	711,727	4,360,565
Finished goods	7,995,935	3,857,427
Finished goods delivered to dealer for distribution	9,706,533	16,626,997
Total Inventory	$28,148,500	$37,503,112

During the three and nine months ended June 30, 2025, approximately $0.9 million and $2.0 million, respectively, of the Company's inventories were consumed in R&D activities (approximately $0.1 million and $0.9 million during the three and nine months ended June 30, 2024, respectively), which was recognized as part of research and development expenses in the consolidated statement of operations.

The Company regularly reviews its inventories for excess and obsolete items by assessing their net realizable value. The net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. During the three and nine months ended June 30, 2025, we recorded a loss of $8.9 million and $9.7 million, respectively ($0.0 during the three and nine months ended June 30, 2024), to write the inventories down to net realizable value (Bollinger Commercial segment), mainly due to excess raw materials and slower-moving inventory.

The net realizable value assessment considered the current expected selling prices of Mullen One, Mullen Three, and Bollinger B4 vehicles, based on recent sales and current market demand, as well as expected additional costs required to sell the vehicles. Should actual sales prices or demand decline, or selling costs increase, additional write-downs may be required in future periods. Additionally, if the Company is unable to secure sufficient funding to continue operations as planned, inventory may need to be sold at further discounted prices, which could negatively impact future financial results. As of June 30, 2025, production activities in Bollinger Commercial and Bollinger Motors segments were temporarily suspended due to short-term liquidity constraints. The Company has initiated a transition of its commercial vehicle production from a third-party outsourced manufacturer to its owned facility in Tunica, Mississippi. This move is expected to improve operational control and cost efficiency once production resumes, subject to available funding. The transition is ongoing, and production volumes remain limited as of the filing date.

BOLLINGER INNOVATIONS, INC.
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

	June 30, 2025			September 30, 2024
			Net			Net
	Cost	Accumulated	Carrying	Cost	Accumulated	Carrying
	Basis	Amortization	Amount	Basis	Amortization	Amount
Finite-Lived Intangible Assets
Patents	$12,123,749	$(406,389)	$11,717,360	$32,447,460	$(6,699,330)	$25,748,130
Non-compete agreements	—	—	—	745,947	(308,188)	437,759
Trademarks	1,095,693	(307,503)	788,190	1,095,693	(225,552)	870,141
Total finite-lived intangible assets	13,219,442	(713,892)	12,505,550	34,289,100	(7,233,070)	27,056,030
Total Intangible Assets	$13,219,442	$(713,892)	$12,505,550	$34,289,100	$(7,233,070)	$27,056,030

Total future amortization expense for finite-lived intangible assets is as follows:

Years Ended September 30,	Future Amortization
2025 (3 months)	$438,592
2026	1,740,066
2027	1,740,066
2028	1,744,834
2029	1,740,066
Thereafter	5,101,926
Total Future Amortization	$12,505,550

For the three and nine months ended June 30, 2025, amortization of the intangible assets was $0.5 million and $2.2 million, respectively (during the three and nine months ended June 30, 2024, $0.9 million and $3.5 million, respectively).

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Due to unfavorable market conditions and decline of market prices of the Company’s common stock, we test intangible assets for recoverability. For the three and nine months ended June 30, 2025, impairment of the intangible assets amounted to $0.3 million and $12.3 million, respectively (Bollinger Motors segment; see Note 21 - Segment information). During the three and nine months ended June 30, 2024, impairment of the intangible assets was $0.0 million and $73.5 million, respectively (mainly Bollinger Motors segment, and $15.1 million recognized by Bollinger Commercial segment). Also, impairment of goodwill in the Bollinger Motors segment amounted to $28.9 million (carrying value of goodwill was zero as of both June 30, 2025 and September 30, 2024). The impairment was recognized in the financial statements mainly due to the uncertainty of future fundings required to support the business and decrease of Company's market capitalization.

NOTE 7 – DEBT

Short- and Long-Term Debt

The following is a summary of our indebtedness as of  June 30, 2025 and of transactions during the nine months ended June 30, 2025:

Changes in debt during the 9 months ended June 30, 2025	Matured loans and advances	Bollinger Motors loan	Senior Secured Convertible Notes	Total
Principal as of October 1, 2024	$2,717,804	—	$20,346,283	$23,064,087
Original issue discount as of October 1, 2024	—	—	(17,664,310)	(17,664,310)
Carrying amount as of October 1, 2024	2,717,804	—	2,681,973	5,399,777

Notes issued, principal	—	11,250,000	67,978,891	79,228,891
Original issue discount and debt issuance costs at inception	—	—	(67,978,891)	(67,978,891)
Amortization of original issue discount and debt issuance costs	—	—	31,375,670	31,375,670
Principal paid in cash	—	(11,000,000)	—	(11,000,000)
Principal converted to shares of common stock	(2,717,804)	—	(26,051,600)	(28,769,404)
Original issue discount related to the principal converted	—	—	16,064,397	16,064,397
Principal extinguished	—	(250,000)	—	(250,000)

Principal as of June 30, 2025	—	—	62,273,574	62,273,574
Original issue discount as of June 30, 2025	—	—	(38,203,134)	(38,203,134)
Carrying amount as of June 30, 2025	—	—	$24,070,440	$24,070,440
Including presented as current liability	—	—	24,070,440	24,070,440
Including presented as noncurrent liability	—	—	—	—

Fair value - amount	—	—	$48,445,067	$48,445,067
Fair value - leveling	—	—	Level 3	—

Contractual interest rate (default rate)	—	—	20% (cross-default)	—
Maturity	—	—	Due (cross-default)	—

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of our indebtedness as of September 30, 2024:

Debt outstanding as of September 30, 2024	Matured loans and advances	Senior convertible notes	Total
Issued	Before 2022	May 2024 - September 2024	—

Principal amount	$2,717,804	$20,346,283	$23,064,087
Unamortized debt discount and issuance costs	-	(17,664,310)	(17,664,310)
Net carrying amount, current liability	2,717,804	2,681,973	5,399,777
Net carrying amount, noncurrent liability	—	—	—
Total net carrying amount	$2,717,804	$2,681,973	$5,399,777

Fair value - amount	$1,805,000	$17,700,000	$19,505,000
Fair value - leveling	Level 3	Level 3	—

Interest Rate	10%	20% (default)	—
Maturity	Due	Due	—
Conversion price floor (not subject to reverse stock splits)	n/a	$1.16	—

Scheduled Debt Maturities

The following are scheduled debt maturities as of June 30, 2025:

	Year Ended September 30,
	2025 (3 months)	2026	2027	2028	2029	Total
Total Debt due (excluding debt discount)	$62,273,574	$—	$—	$—	$—	$62,273,574

Accrued Interest

As of June 30, 2025, and September 30, 2024, outstanding accrued interest on notes payable was $2.7 million and $2.4 million, respectively. During the three and nine months ended June 30, 2025, accumulated interest in the amount of $0.1 million and $1.5 million, respectively, was converted into shares of common stock (see section "Senior secured convertible notes" below), and interest for the Bollinger Motors loan was paid in cash. The weighted average interest rate on short term borrowings outstanding as of June 30, 2025, was 20% (default interest rate, see below). The weighted average interest rate on short-term borrowings outstanding as of September 30, 2024, was 18.8%. As the warrants issued along with the Senior secured convertible notes created a 100% original issue discount (see relevant section below), the Company recognized initial carrying amount of the notes at nominal value and applied an effective interest rate of 8.06% per day, in order to fully amortize the original issue discount under effective interest rate during the 4 months until maturity of the Senior secured convertible notes (unless converted earlier). Amortization of the debt discounts and issuance costs during the three and nine months ended June 30, 2025, amounted to $23.4 million and $47.4 million, respectively (during the three and nine months ended June 30, 2024, $8.2 million, and $8.4 million, respectively).

Matured Notes and Advances

In October 2024, the Company reached an agreement with holders of matured notes and loan advances in an amount of $2.7 million, as well as accumulated interest in an amount of approximately $1.8 million, that the liabilities would be settled pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended (the "Securities Act") by issuance of shares of common stock of the Company worth of $3 million. The transaction resulted in recognition of gain on extinguishment of $1.5 million.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bollinger Motors Loan

In October 2024, Bollinger Motors, Inc., a majority-owned subsidiary of the Company, issued an Amended and Restated Secured Promissory Note for $10.0 million to Robert Bollinger, obtaining additional capital to support the production and sale of Bollinger’s Class 4 EV truck, the Bollinger B4. The note bore interest at 15% per annum, with interest-only payments starting November 29, 2024, and principal repayment due by October 30, 2026 (or earlier, upon Event of Default). It was secured by part of the assets of Bollinger Motors (then owned or hereafter acquired), excluding inventory and certain intellectual property that does not relate to commercial vehicles. On March 21, 2025, Robert Bollinger filed a complaint against Bollinger Motors in the U.S. District Court for the Eastern District of Michigan. In the complaint, Mr. Bollinger alleged breach of contract in connection with failure by Bollinger Motors to make a payment under the Amended and Restated Secured Promissory Note for $10.0 million entered into on October 24, 2024 (the "Bollinger Note"). Mr. Bollinger was seeking $10.5 million plus interest, attorney’s fees, costs and other damages arising from the breach and the appointment of a receiver over Bollinger Motors. On March 24, 2025, Mr. Bollinger filed an emergency motion to appoint a receiver of Bollinger Motors and on May 7, 2025, the court entered an order placing Bollinger Motors into receivership and appointing a receiver to manage its affairs. During May 2025, Mr. Bollinger loaned an additional $1.25 million to the entity. On May 28, 2025, the parties signed a Settlement and Release Agreement resolving all claims.

Senior Secured Convertible Notes

Initial May 2024 Senior secured convertible notes

On May 14, 2024, the Company entered into a securities purchase agreement (the  "May 2024 Securities Purchase Agreement") with certain accredited investors for the sale of Senior secured convertible notes ( "May 2024 Senior Convertible Notes") and five-year warrants exercisable for 200% of shares of common stock (the “May 2024 Warrants” - see further details in the Note 8 - Warrants and other derivative liabilities and fair value measurements).

May 2024 Senior Convertible Notes accrue interest at 15% per annum and mature in four months from the date of issuance. Upon any event of default, the interest rate automatically increases to 20% per annum. The outstanding principal and accrued but unpaid interest on the May 2024 Senior Convertible Notes may be converted by the holder into shares of common stock at the lower of (i) 95% of closing sale price of common stock at execution date, (ii) 95% of the closing sale price of the common stock on the date that the Company’s Registration Statement on Form S-1 is declared effective, or (iii) 95% of the lowest daily volume weighted average price in the five (5) trading days prior to such conversion date, provided that the conversion price will not be less than $1.16 per share (not subject to adjustment for reverse stock splits).

As security for payment of the amounts due and payable under the May 2024 Senior Convertible Notes, the Company collaterally assigned and granted to the holders a continuing security interest in all of the Company’s right, title and interest in, to and under the property of the Company, whether then or hereafter owned, existing, acquired or arising and wherever then or hereafter located (subject to certain exceptions). May 2024 Senior Convertible Notes are senior in right of payment to all other current and future notes to which the Company is a party. The May 2024 Senior Convertible Notes also impose restrictions on the Company, limiting additional debt, asset liens, stock repurchases, outstanding debt repayment, dividend distributions and affiliate transactions, except for specified exceptions.

The May 2024 Senior Convertible Notes and May 2024 Warrants are not convertible by a holder to the extent that the holder or any of its affiliates would beneficially own in excess of 9.9% of the Company's common stock.

In connection with this securities purchase agreement and the additional securities purchase agreements described below, the Company also entered into registration rights agreements with the investors, pursuant to which the Company agreed to prepare and file one or more registration statements with the SEC covering the resale of all registrable securities (issuable upon conversion of the Senior secured convertible notes described here in Note 7 - Debt and upon exercise of related warrants, described further in Note 8 - Warrants and other derivative liabilities and fair value measurements). The Company also agreed to provide certain piggyback registration rights to the investors. In addition, pursuant to the registration rights agreements, the Company is required to use its reasonable best efforts to keep the registration statements continuously effective from the date on which the SEC declares the registration statements to be effective until such date that all registrable securities covered by the registration statements have been sold pursuant to a registration statement under the Securities Act or under Rule 144 as promulgated by the SEC, or have otherwise ceased to be registrable securities. With certain exceptions, the Company may not file another registration statement that does not relate to the registrable securities until the 30 day anniversary of the first date on which the resale by the investors is covered by one or more registration statement.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the event that (i) the Company fails to file a registration statement by the Filing Deadline, (ii) a registration statement is not declared effective on or prior to the Effectiveness Deadline, (iii) sales cannot be made pursuant to the registration statement or the prospectus contained therein is not properly available for any reason for more than five consecutive calendar days or more than an aggregate of 10 calendar days during any 12-month period, or (iv) a registration statement is not effective for any reason or the prospectus contained therein is not properly available for use for any reason, and the Company fails to file with the SEC any required reports under the Securities Exchange Act of 1934 (the "Exchange Act"), then the Company has agreed (unless the registrable securities are freely tradable pursuant to Rule 144) to make payments to each investor as liquidated damages in an amount equal to 1.5% of such investor’s total committed purchase price for the registrable securities affected by such failure and an additional 1.5% on every 30 day anniversary, with a maximum of 12 payments (except with respect to clause (iv)). Such payments will bear interest at the rate of 10% per month (prorated for partial months) until paid in full and may be paid in shares of common stock at the option of the Company. Other than described above, the terms of the arrangement provide for no limitation to the maximum potential consideration (including shares) issuable by the Company. The Company has not recognized a contingent liability under the registration payment arrangement as of June 30, 2025, as the transfer of consideration is neither probable nor can be reasonably estimated.

The exercise price and number of shares issuable upon conversion of the Senior Convertible Notes or exercise of the May 2024 Warrants, as applicable, will further be adjusted upon the occurrence of certain events, and holders will be allowed to participate in certain issuances and distributions (subject to certain limitations and restrictions), including certain stock dividends and splits, dilutive issuances of additional common stock, and dilutive issuances of, or changes in option price or rate of conversion of, options or convertible securities, as well as the issuance of purchase rights or distributions of assets during the period commencing on the purchase date and ending on the earlier of (i) the date immediately following the 90th day after a registration statement registering for the securities has been declared effective by the SEC and (ii) the 90th day after the securities purchased are saleable under Rule 144 without the requirement for current public information and without volume or manner of sale limitations.

May 2024 Senior Convertible Notes and 2024 May 2024 Warrants also provide for certain purchase rights whereby if the Company grants, issues, or sells any options, convertible securities, or rights to purchase stock, warrants, securities or other property pro rata to the record holders of any class of common stock, then the holder will be entitled to acquire such purchase rights which the holder could have acquired if the holder had held the number of shares of common stock acquirable upon complete exercise of the May 2024 Warrants.

For a period beginning on the investment date, and ending on the one-year anniversary from the later of (i) the date registration statements registering the shares issuable upon conversion of all of the May 2024 Senior Convertible Notes and exercise of all the May 2024 Warrants is declared effective or (ii) the date the Company has obtained stockholder approval for the transaction, the investors were given the right, but not the obligation, to purchase an additional $52.6 million of 5% the May 2024 Senior Convertible Notes and related May 2024Warrants on the same terms and conditions as provided in the May 2024 Securities Purchase Agreement.

Initially, in May to July 2024, the investors purchased an aggregate principal amount of $52.6 million, or $50 million including the 5% original issue discount. Subsequently, by September 30, 2024, investors purchased an aggregate principal amount of $12.5 million, or $11.9 million including the 5% original issue discount, of Senior Convertible Notes and May 2024 Warrants pursuant to the May 2024 Securities Purchase Agreement.

New investments

During the nine months ended June 30, 2025, the Company issued an additional aggregate principal amount of approximately $68 million of Senior secured convertible notes (and warrants – see Note 8 - Warrants and other derivative liabilities and fair value measurements below) under the additional investment rights granted pursuant to the May 2024 Securities Purchase Agreement (including the Additional Investment Right Agreement dated December 31, 2024) and Securities Purchase Agreements entered into on January 23, 2025, February 5, 2025, March 6, 2025,  May 16, 2025 and  May 29, 2025 (including the Additional Investment Right Agreements), with similar terms. Summary of the subsequent Senior secured convertible notes issued pursuant to the May 2024 Securities Purchase Agreement and the subsequent securities purchase agreements, and their primary differences from the terms and conditions described in detail in the section “Initial May 2024 Senior secured convertible notes”, are presented in the table below.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Investments	Principal issued, USD	Maturity date	Conversion price floor, USD	Remaining principal on June 30, 2025
Securities Purchase Agreement dated May 14, 2024	$621,053	Cross-default (initially - February 2025)	$1.16	$2,620
Investments #1 pursuant to May 2024 Securities Purchase Agreement	4,629,711	Cross-default (initially - April 2025)	1.16	794,273
Investments #2 pursuant to May 2024 Securities Purchase Agreement	4,210,526	Cross-default (initially - April 2025)	0.21	4,210,526
Investments #3 pursuant to May 2024 Securities Purchase Agreement	5,263,158	Cross-default (initially - April 2025)	1.16	4,011,712
Securities Purchase Agreement dated January 23, 2025	6,315,789	Cross-default (initially - May 2025)	0.08	6,315,789
Securities Purchase Agreement dated February 5, 2025	3,147,368	Cross-default (initially - June 2025)	0.05	3,147,368
Investments #4 pursuant to May 2024 Securities Purchase Agreement	1,578,947	Cross-default (initially - June 2025)	1.03	1,578,947
Investments #1 pursuant to January 2025 Securities Purchase Agreement	526,316	Cross-default (initially - June 2025)	0.08	526,316
Securities Purchase Agreement dated March 6, 2025	4,000,000	Cross-default (initially - July 2025)	0.37	4,000,000
Investments #5 pursuant to May 2024 Securities Purchase Agreement	1,578,947	Cross-default (initially - July 2025)	0.07	1,578,947
Investments #1 pursuant to March 2025 Securities Purchase Agreement	1,168,421	Cross-default (initially - July 2025)	0.37	1,168,421
Investments #1 pursuant to February 2025 Securities Purchase Agreement	726,316	Cross-default (initially - July 2025)	0.05	726,316
Investments #6 pursuant to May 2024 Securities Purchase Agreement	1,578,950	Cross-default (initially - July 2025)	0.03	1,578,950
Investments #7 pursuant to May 2024 Securities Purchase Agreement	526,316	Cross-default (initially - August 2025)	0.02	526,316
Investments #2 pursuant to January 2025 Securities Purchase Agreement	4,210,526	Cross-default (initially - August 2025)	0.08	4,210,526
Investments #2 pursuant to February 2025 Securities Purchase Agreement	2,421,053	Cross-default (initially - August 2025)	0.05	2,421,053
Investments #2 pursuant to March 2025 Securities Purchase Agreement	1,789,474	Cross-default (initially - August 2025)	0.37	1,789,474
Securities Purchase Agreement dated May 16, 2025	1,578,947	Cross-default (initially - September 2025)	0.03	1,578,947
Investments #1 pursuant to May 16, 2025 Securities Purchase Agreement	2,128,127	Cross-default (initially - September 2025)	0.03	2,128,127
Securities Purchase Agreement dated May 29, 2025 ($2.7 million)	2,715,789	Cross-default (initially - September 2025)	0.03	2,715,789
Securities Purchase Agreement dated May 29, 2025 ($11.6 million)	11,578,947	Cross-default (initially - September 2025)	0.03	11,578,947
Investments #2 pursuant to May 16, 2025 Securities Purchase Agreement	1,578,947	Cross-default (initially - October 2025)	0.03	1,578,947
Investments #1 pursuant to May 29, 2025 ($2.7 million) Securities Purchase Agreement	947,368	Cross-default (initially - October 2025)	0.03	947,368
Investments #3 pursuant to March 2025 Securities Purchase Agreement	684,211	Cross-default (initially - October 2025)	0.37	684,211
Investments #3 pursuant to May 16, 2025 Securities Purchase Agreement	894,737	Cross-default (initially - October 2025)	0.03	894,737
Investments #1 pursuant to May 29, 2025 ($11 million) Securities Purchase Agreement	1,578,947	Cross-default (initially - October 2025)	0.03	1,578,947
Total	$67,978,891			$62,273,574

Upon initial recognition of all Senior secured convertible notes, the fair value of issued warrants exceeded the amount of proceeds (see Note 8 - Warrants and other derivative liabilities and fair value measurements). The resulting discount to the carrying amount of the Senior secured convertible notes is amortized over the life of the note and recognized as interest expense under the effective interest method until the earliest of conversion date and end of the 4 months period after the date of the relevant tranche.

Conversions

During the nine months ending  June 30, 2025, Senior secured convertible notes with a carrying amount of approximately $26.1 million and interest with a carrying amount of approximately $1.5 million were converted to 2,561 shares of common stock (giving retroactive effect to reverse stock splits, see Note 1 - Description of business and basis of presentation).

Remaining notes

As of June 30, 2025, the outstanding senior secured convertible notes with a principal of $62.3 million and unamortized original issue discount of approximately $38.2 million were potentially convertible (hereinafter, without giving effect to the 9.9% blocker described above) into 409,697 shares of common stock, having a fair value of approximately $44.2 million. See also Note 20 - Subsequent events for disclosure on default after the balance sheet date.

Conversion of the notes depends on the lowest daily volume weighted average price of the Company's common stock ("VWAP") with a floor from $0.02 to $1.16 depending on the investment (the floor is not subject to adjustment for reverse stock splits), and by June 30, 2025, the applicable lowest weighted average price was lower than the floor in respect of approximately 10% of outstanding notes. If the August 2025 1:250 reverse stock split was made effective before June 30, 2025, the notes would have been theoretically convertible into 430,519 shares of common stock. The maximum number of shares that could theoretically be issued upon conversion of these notes (calculated as if the lowest daily VWAP in the five trading days prior to conversion date decreased to or below relevant conversion floors), was approximately 1,215 million. If the lowest daily VWAP in the five trading days prior to June 30, 2025, was $1 less (and if the August 2025 1:250 reverse stock split was made effective before June 30, 2025), the Company, upon full conversion of outstanding notes, would theoretically be liable to issue approximately 2,870 shares more. If the lowest daily VWAP in the five trading days prior to June 30, 2025, was $1 higher (and if the August 2025 1:250 reverse stock split was made effective before June 30, 2025), the Company, upon full conversion of outstanding notes, would theoretically be liable to issue approximately 2,832 shares less.

Cross-default on Senior secured convertible notes

All outstanding Senior secured convertible notes and relevant accumulated interest are technically in cross-default due to the non-payment of a portion of one of the loans that matured; therefore the interest rate increased from 15% to 20%. During the three and nine months ended June 30, 2025, and as of the date these financial statements were available to be issued, none of the investors demanded immediate payment of the notes and outstanding interest in cash.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – WARRANTS AND OTHER DERIVATIVE LIABILITIES AND FAIR VALUE MEASUREMENTS

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and determined is based on the lowest level input that is significant to the fair value measurement.

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

During the nine months ended June 30, 2025, the Company had the following financial liabilities measured at fair value on a recurring basis:

Warrants issued with the Senior secured convertible notes

Description of the warrants and accounting treatment

As described in Note 7 - Debt, in connection with the issuance of the Senior secured convertible notes (under the securities purchase agreements described above and pursuant to subsequent financings), the investors also received 5-year warrants (the "Warrants") exercisable for 200% of the shares of common stock underlying such Senior secured convertible notes at an exercise price equal to 105% of the closing sale price of the common stock on the execution date (subject to further adjustment, e.g., for reverse stock splits).

BOLLINGER INNOVATIONS, INC.
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

For purposes of the cashless exercise, “Black Scholes Value” means the Black Scholes value of an option for one share of common stock at the date of the applicable cashless exercise. As such, the Black Scholes value is determined and calculated using the Black Scholes Option Pricing Model obtained from the “OV” function on Bloomberg utilizing (i) an underlying price per share equal to the Exercise Price (in certain cases adjusted due to the reverse stock splits, see below), (ii) a risk-free interest rate corresponding to the U.S. Treasury rate, (iii) a strike price equal to the warrant exercise price in effect at the time of the applicable cashless exercise (i.e., the same as in prong (i)), (iv) expected volatility equal to 135% and (v) a deemed remaining term of the Warrant of five years (regardless of the actual remaining term of the Warrant).

The Warrants are convertible by a holder only to the extent that the holder or any of its affiliates would not beneficially own in excess of 9.9% of the common stock.

The Warrants' contracts provide that if the Company issues, sells, enters into a definitive binding agreement pursuant to which the Company is required to issue or sell or is deemed, pursuant to the provisions of the Warrants, to have issued or sold, any shares of common stock for a price per share lower than the exercise price then in effect, subject to certain limited exceptions, then the exercise price of the Warrants shall be reduced to such lower price per share. In addition, the exercise price and the number of shares of common stock issuable upon exercise of the Warrants are subject to adjustment in connection with stock splits, dividends, distributions or other similar transactions. See also the other terms and conditions of the contracts described in Note 7 – Debt.

The Company will have the option to require the holders to exercise the Warrants for cash if the following conditions are met: (i) the registration statement covering the securities has been declared effective is effective and available for the resale of the securities and no stop-order has been issued nor has the SEC suspended or withdrawn the effectiveness of the registration statement; (ii) the Company is not in violation of any of the rules, regulations or requirements of, and has no knowledge of any facts or circumstances that could reasonably lead to suspension in the foreseeable future on, the principal market; and (iii) the VWAP for each trading day during the 10-trading-day period immediately preceding the date on which the Company elects to exercise this option is 250% above the exercise price.

Approximately 72% of the Warrants issued as part of consideration for the funds provided under the  May 2024 Senior Convertible Notes and additional investment right remained unexercised as of September 30, 2024, with a carrying value of $79.7 million.

These Warrants were recognized as liabilities due to the requirements of ASC 480 because the variable number of shares to be issued upon cashless exercise (deemed the predominant exercise option) are based predominantly on a fixed monetary value. The warrant liabilities were classified as derivative liabilities when requirements of ASC 815 were met. The warrant liabilities for the remaining unexercised Warrants are carried forward subsequently at fair value and the gain or loss from revaluation is recorded within the line item "Gain/(loss) on warrants and derivative liability revaluation" at each warrant exercise date and each accounting period end.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon initial recognition, the fair value of these Warrants exceeded the amount of proceeds. The resulting discount to the carrying amount of the Senior secured convertible notes is amortized over the lives of the notes and recognized as interest expense under the effective interest method. Excess of initial fair value of warrant liabilities over the cash proceeds is recognized immediately and is presented in the consolidated statement of operations as "Other financing costs - initial recognition of warrants".

Exchange of warrants

In February 2025, the Company and certain investors entered into a Warrant Exchange Agreement (subsequently approved by stockholders) whereby the Company agreed to issue new warrants in exchange for outstanding warrants. The new warrants have the same terms and conditions as the original warrants (described above), including the number of shares issuable upon cash exercise and a term of five years from the date of original issuance, except that the exercise price floor in the formula for the cashless exercise of the new warrants was $0.01, not subject to adjustment for stock dividends, subdivisions or combinations (including reverse stock splits). The transaction increased the fair value of warrants (calculated as number of shares issuable upon cashless exercise) and corresponding loss in amount of approximately $57.8 million was presented in the line item “Loss on exchange of warrants” of the consolidated statement of operations.

New investments

During the nine months ended June 30, 2025, the Company received investments in cash in amount of approximately $62.5 million and, along with the Senior secured convertible notes (see Note 7 - Debt above), issued warrants with a fair value of approximately $134.7 million, recording a loss of approximately $70.4 million in the statement of operations (under "Other financing costs - initial recognition of warrants").

Exercises

During the nine months ended June 30, 2025, warrants with a fair value of approximately $112.4 million were exercised and the Company issued 80,911 shares of common stock (giving retroactive effect to reverse stock splits, see Note 1 - Description of business and basis of presentation).

Remaining warrants

Outstanding warrants in the amount of 12,934.3443 (hereinafter - giving effect to the reverse stock splits, including the August 2025 1:250 reverse stock split, described in Note 1 - Description of business and basis of presentation), with carrying value of $101.1 million as of June 30, 2025, were potentially exercisable (under cashless basis and disregarding other limitations such as the 9.9% ownership blocker described above) for 936,399 shares of common stock.

As described above, the number of shares issuable upon cashless exercise of warrants depends on closing bid price in the previous 2 trading days, subject to a floor of $0.01 (not adjusted to reverse stock splits). The table below discloses the sensitivity of the number of shares theoretically issuable upon exercise (on June 30, 2025) of warrants to the changes in the lowest closing bid price in the last 2 days prior to June 30, 2025 (disregarding other limitations such as 9.9% ownership blocker described above).

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Number of remaining warrants (after reverse stock splits)	Exercise price (after reverse stock splits)	Floor in a cashless exercise formula, after the Warrant exchange	Convertible into, shares, theoretically	Fair value of shares, million	Change in shares if closing bid price was $1 lower	Change in shares if closing bid price was $1 higher	Theoretical maximum number of shares to be issued, million
0.0004	$91,050,000,000	$0.01	196,189	$21.2	1,534	(1,138)	2,887
0.0400	168,000,000	0.01	40,242	4.3	276	(272)	592
0.3575	64,500,000	0.01	138,136	14.9	946	(933)	2,031
0.3357	40,500,000	0.01	81,459	8.8	558	(550)	1,197
0.2588	13,500,000	0.01	20,935	2.3	144	(141)	308
3.4746	4,850,000	0.01	100,963	10.9	691	(682)	1,484
3.9474	900,000	0.01	21,284	2.3	146	(143)	313
11.4833	300,000	0.01	20,639	2.2	142	(139)	303
6.0150	200,000	0.01	7,207	0.8	50	(48)	106
12,908.4316	4,000	0.01	309,345	33.4	2,119	(2,090)	4,547
12,934.3443			936,399	$101.1	6,605	(6,138)	13,768

Fair values

The Company estimated the fair value of warrant liabilities, as based on observable inputs (“Level 2” under ASC 815-10), on that warrant’s recognition date and on subsequent dates, as the then-current market value (both on the day prior to the transaction and at the end of the relevant period) of the number of shares the Company would be required to issue upon that warrant’s cashless exercise. The Company determined the predominant exercise option to be cashless exercise due to such exercise providing greater economic benefits to investors, and because holders have a pattern of selecting the cashless exercise option for their warrants since the inception of the contracts giving rise to those warrants.

A summary of items recorded at fair value on a recurring basis in consolidated balance sheets by levels of observable and unobservable inputs as of June 30, 2025, and on  September 30, 2024, is presented below:

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Liabilities recorded at fair value on a recurring basis	$101,060,811	$—	$101,060,811	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2024	(Level 1 )	(Level 2)	(Level 3)
Liabilities recorded at fair value on a recurring basis	$79,742,180	$—	$79,742,180	$—

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of all changes in liabilities recorded at fair value on a recurring basis is presented below:

Balance, September 30, 2024	$79,742,180
Warrants recognized upon issuance of convertible instruments	134,722,170
Loss / (gain) on revaluation	(58,787,404)
Loss / (gain) on exchange of warrants	57,770,454
Conversions of derivatives into common shares	(112,386,589)
Balance, June 30, 2025	$101,060,811

Balance, September 30, 2023	$64,863,309
Warrants recognized upon issuance of convertible instruments	28,002,395
Loss / (gain) on derivative liability revaluation	805,135
Derivatives issued upon extinguishment of accounts payable	6,985,740
Conversions of warrants into common shares	(71,126,401)
Balance, June 30, 2024	$29,530,178

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

On June 30, 2025, the Company had 5 billion shares of common stock authorized with $0.001 par value per share.

As described in detail in Note 1 - Description of business and basis of presentation, the Company has effectuated several reverse stock splits. All stock splits resulted in the reduction of shares of common stock issued and outstanding and did not affect authorized common stock or preferred stock.

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

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Change in Control Agreements

On August 11, 2023, the Board of Directors approved, and the Company entered into, Change in Control Agreements with each non-employee director and the Chief Executive Officer. Pursuant to the Change in Control Agreements with each non-employee director, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and such non-employee director will receive $5 million. Pursuant to the Change in Control Agreement with the CEO, upon a change in control of the Company, any unvested equity compensation will immediately vest in full and the CEO will receive an aggregate percentage of the transaction proceeds as follows: 10% of the transaction proceeds that are up to and including $1 billion; plus, an additional 5% of transaction proceeds that are more than $1 billion and up to $1.5 billion; and an additional 5% of transaction proceeds that are more than $1.5 billion. A change in control, as defined in the agreements occurs upon, (i) any person becoming the beneficial owner of 50% or more of the total voting power of the Company’s then-outstanding voting securities, (ii) a change in the composition of the Board, as a result of which fewer than a majority of the directors are Incumbent Directors (as defined in the Change in Control Agreements), or (iii) the consummation of a merger or consolidation of the Company (except when the total voting power of the Company continues to represent at least 50% of the surviving entity), any liquidation, or the sale or disposition by the Company of all or substantially all of its assets.

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

The Rights will not be exercisable until the earlier of ten days after a public announcement by us that a person or group has acquired 10% or more of the shares of common stock (an "Acquiring Person") or ten business days (or a later date determined by our board of directors) after a person or group begins a tender or an exchange offer that, if completed, would result in that person or group becoming an Acquiring Person (the earlier of such dates being herein referred to as the “Distribution Date”). At any time after a person becomes an Acquiring Person, the Board of Directors may, at its option, exchange all or any part of the then-outstanding and exercisable Rights for shares of common stock at an exchange ratio of one share of common stock for each Right, subject to adjustment as specified in the Rights Agreement. Notwithstanding the foregoing, the Board of Directors generally will not be empowered to effect such an exchange at any time after any person becomes the beneficial owner of 50% or more of the common stock of the Company. The Rights will expire on May 1, 2026, unless previously redeemed or exchanged by the Company. The Rights Agreement is designed to enable all Company stockholders to realize the long-term value of their investment and is intended to protect the Company and its stockholders from efforts by a single stockholder or group to obtain control of the Company without paying a control premium (see below for further details). The Rights have certain anti-takeover effects, including potentially discouraging a takeover that stockholders may consider favorable. Certain exemptions may apply to an Acquiring Person. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by the Board of Directors.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock

Under the terms of our Certificate of Incorporation, the Board may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock. Pursuant to the terms of its Second Amended and Restated Certificate of Incorporation, as amended, upon conversion of shares of preferred stock, such shares so converted are cancelled and not issuable. As of July 26, 2022, as a result of an amendment to its Certificate of Incorporation increasing its authorized preferred stock, the Company had 500,000,000 shares of preferred stock authorized with $0.001 par value per share, and as of June 30, 2025, pursuant to its terms of preferred stock conversion, the Company had remaining 126,263,159 shares of preferred stock authorized. The reverse stock splits (see Note 1 - Description of business and basis of presentation above) did not affect the number of shares of preferred stock authorized and outstanding, but the conversion ratios were proportionately adjusted to decrease the number of shares of common stock to be issued as a result.

The Company has designated Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock (see description below), Series E Preferred Stock (see a separate section below), Series AA Preferred Stock (cancelled, see below), Series A-1 Junior Participating Preferred Stock (see Stockholder Rights Agreement above).

There were no transactions with preferred stock during the three and nine months ended June 30, 2025, and during the three and nine months ended June 30, 2024, as presented in the table below.

	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock
	Series A		Series C		Series D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance, October 1, 2024	648	$1	458	$—	363,097	$363	364,203	$364
Balance, June 30, 2025	648	$1	458	$—	363,097	$363	364,203	$364

Balance, April 1, 2025	648	$1	458	$—	363,097	$363	364,203	$364
Balance, June 30, 2025	648	$1	458	$—	363,097	$363	364,203	$364

Balance, October 1, 2023	648	$1	1,211,757	$1,212	363,097	$363	1,575,502	$1,576
Extinguishment of Series C P/S by issuance of Series E P/S			(1,211,299)	(1,212)			(1,211,299)	(1,212)
Balance, June 30, 2024	648	$1	458	$—	363,097	$363	364,203	$364

Balance, April 1, 2024	648	$1	1,211,757	$1,212	363,097	$363	1,575,502	$1,576
Extinguishment of Series C P/S by issuance of Series E P/S			(1,211,299)	(1,212)			(1,211,299)	(1,212)
Balance, June 30, 2024	648	$1	458	$—	363,097	$363	364,203	$364

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Redemption Rights

The shares of preferred stock (other than Series E Preferred Stock) are not subject to mandatory redemption.

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

Year 3: Redemption at 115% of the Redemption Price

Year 4: Redemption at 110% of the Redemption Price

Year 5: Redemption at 105% of the Redemption Price

Year 6 and thereafter: Redemption at 100% of the Redemption Price

The Series C Preferred Stock and Series D Preferred Stock are redeemable by the Company for a redemption price per share equal to their respective Issue Price ( $8.84 for Series C Preferred Stock and $0.4379 for the remaining Series D Preferred Stock), plus all unpaid accrued and accumulated dividends on such share (whether or not declared), provided: (A) the preferred stock has been issued and outstanding for a period of at least one year, (B) the issuance of the shares of common stock underlying the preferred stock has been registered pursuant to the Securities Act and such registration remains effective, and (C) the trading price for the common stock is less than the Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market.

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

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of preferred stock or the common stock. The amount of Series D Preferred Stock dividends accumulated as of June 30, 2025
, was approximately $0.5 million.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company may elect to pay dividends for any month with a payment-in-kind (“PIK”) election if (i) the shares issuable further to the PIK are subject to an effective registration statement, (ii) the Company is then in compliance with all Nasdaq listing requirements and (iii) the average daily trading dollar volume of the Company’s common stock for 10 trading days in any period of 20 consecutive trading days on the Nasdaq is equal to or greater than $27.5 million.

Liquidation, Dissolution and Winding Up

In the event of any Liquidation Event (as defined hereafter), the holders of the Series D Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the other series of preferred stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series D Original Issue Price ($0.4379 per share in respect of the outstanding Series D Preferred Stock) plus declared but unpaid dividends. There were no such declared but unpaid dividends as of  June 30, 2025.

In the event of any Liquidation Event, the holders of the Series B Preferred Stock will be entitled to receive, after full execution of rights of the Series D Preferred Stockholders, and prior and in preference to any distribution of the proceeds to the holders of the other series of preferred stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series B Original Issue Price plus declared but unpaid dividends. There were no such declared but unpaid dividends as of June 30, 2025).

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock and Series B Preferred Stock, the holders of the Series C Preferred Stock will be entitled to receive, prior and in preference to any distribution of the proceeds to the holders of the Series A Preferred Stock or the common stock by reason of their ownership thereof, an amount per share equal to the Series C Original Issue Price ($8.84 per share) plus declared but unpaid dividends. There were no such declared but unpaid dividends as of  June 30, 2025.

Upon the completion of a distribution pursuant to a Liquidation Event to the Series D Preferred Stock, Series B Preferred Stock, and Series C Preferred Stock, the holders of Series A Preferred Stock are entitled to receive, prior and in preference to any distribution of any proceeds to the holders of the common stock, by reason of their ownership thereof, $1.29 per share of each share of the Series A Preferred Stock, plus declared but unpaid dividends on such share (there were no such declared but unpaid dividends as of  June 30, 2025). “Liquidation Event” is as defined in the Certificate of Incorporation and, subject to certain exceptions, includes a sale or other disposition of all or substantially all of the Company’s assets, certain mergers, consolidations and transfers of securities, or any liquidation, dissolution or winding up of the Company.

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

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Each share of Series C Preferred Stock will automatically be converted into shares of common stock at the applicable conversion rate at the time in effect immediately upon (A) the issuance of shares of common stock underlying the Series C Preferred Stock being registered pursuant to the Securities Act and such registration remaining effective, (B) the trading price for the Company’s common stock being more than two times the Series C Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market and (C) the average daily trading dollar volume of the Company’s common stock during such 20 trading days being equal to or greater than $4.0 million.

Each share of Series D Preferred Stock will automatically be converted into shares of common stock at the applicable Conversion Rate at the time in effect immediately upon (A) the issuance of shares of common stock underlying the Series D Preferred Stock being registered pursuant to the Securities Act and such registration remaining effective, (B) the trading price for the Company’s common stock being more than two times the Series D Conversion Price for 20 trading days in any period of 30 consecutive trading days on the Nasdaq Capital Market and (C) the average daily trading dollar volume of the Company’s common stock during such 20 trading days being equal to or greater than $27.5 million.

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

Each holder of common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series E Preferred Stock has the right to one vote per share, and in the case of the Series B Preferred Stock and Series C Preferred Stock, for each share of common stock into which such Series B Preferred Stock or Series C Preferred Stock, as applicable, could be converted.

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

Equity Line of Credit and ELOC Commitment Fees

On May 21, 2024, the Company entered into the Equity Line of Credit ("ELOC") Purchase Agreement with Esousa LLC (the "Investor"), pursuant to which the Investor agreed to purchase from the Company, at the Company’s direction from time to time, in its sole discretion, from and after July 5, 2024, and until the earlier of (i) the 36-month anniversary of the Commencement Date of July 16, 2024, or (ii) the termination of the ELOC Purchase Agreement in accordance with the terms thereof, shares of common stock, having a total maximum aggregate purchase price of $150 million, upon the terms and subject to the conditions and limitations set forth below. In connection with the ELOC Purchase Agreement, the Company also entered into a Registration Rights Agreement, pursuant to which the Company agreed to file a registration statement and any additional registration statements, with the SEC covering the resale of the shares of the Company’s common stock issued to Investor pursuant to the ELOC Purchase Agreement.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

After July 16, 2024, on any business day selected by the Company, the Company may, from time to time and at its sole discretion, direct the Investor to purchase a number of shares of common stock that does not exceed 20% of the trading volume on the Nasdaq on the applicable purchase date at a purchase price per share equal to 94% of the lower of (i) the lowest daily VWAP of any trading day during the 15 trading days before, and including, the purchase date; and (ii) the closing price of the common stock on the applicable purchase date.

The Company will control the timing and amount of any sales of its common stock to the Investor, and the Investor has no right to require the Company to sell any shares to it under the Purchase Agreement. Actual sales of shares of common stock to the Investor under the ELOC Purchase Agreement will depend on a variety of factors determined by the Company from time to time, including (among others) market conditions, the trading price of its common stock, and determinations by the Company as to available and appropriate sources of funding for the Company and its operations. The Investor may not assign or transfer its rights and obligations under the ELOC Purchase Agreement. The Company's right to direct the Investor to purchase shares is subject to certain conditions precedent, including continued listing on Nasdaq or another major stock exchange.

The ELOC Purchase Agreement prohibits the Company from directing the Investor to purchase any shares of common stock if those shares, when aggregated with all other shares of common stock, then beneficially owned by the Investor and its affiliates, would result in the Investor and its affiliates beneficially owning more than 9.99% of the then total outstanding shares of the Company’s common stock.

The ELOC Purchase Agreement may be terminated by the Company at any time, at its sole discretion, without any cost or penalty. From and after the date of the ELOC Purchase Agreement until its termination, the Company agreed not to effect or enter into an agreement to effect any issuance by the Company or any of its subsidiaries of common stock or common stock equivalents (or a combination of units thereof), involving a Variable Rate Transaction (as defined in the ELOC Purchase Agreement), other than in connection with an exempt issuance as described in the ELOC Purchase Agreement. The Investor has agreed not to cause or engage in any manner whatsoever any direct or indirect short selling or hedging of the Company’s common stock. As consideration for its commitment to purchase the Company’s common stock under the ELOC Purchase Agreement, the Company agreed to issue shares of common stock equivalent to $6.0 million. In August and September 2024, the Company fully settled the commitment fee by issuing shares of common stock. In October 2024, the Company received approximately $1 million proceeds in accordance with the ELOC Purchase Agreement.

Noncontrolling Interest

See Note 16 - Noncontrolling interest.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – LOSS PER SHARE

Earnings (loss) per common share is computed by dividing net income allocated to common stockholders by the weighted average shares of common stock outstanding. Diluted (loss) per common share is computed by dividing income allocated to common stockholders plus dividends on dilutive convertible preferred stock by the weighted-average shares of common stock outstanding plus amounts representing the dilutive effect of outstanding warrants and the dilution resulting from the conversion of convertible preferred stock, if applicable. For the three and nine months ended June 30, 2025, and the comparative periods ending June 30, 2024, outstanding warrants, convertible debt and shares of preferred stock were excluded from the diluted share count because the result would have been antidilutive under the “if-converted method.”

The following table presents the reconciliation of net loss attributable to common stockholders to net loss used in computing basic and diluted net income per share of common stock (giving effect to the reverse stock splits – see Note 1 - Description of business and basis of presentation):

	Three months ended June 30,		Nine months ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(129,724,816)	$(87,360,817)	$(291,689,264)	$(281,187,675)
Less: preferred stock dividends accrued	(26,785)	(23,066)	(76,823)	(66,412)
Less: financial result from exchange of Series C P/S for Series E P/S	—	(8,604,029)	—	(8,604,029)
Less: fair value of common stock issued to avoid fractional shares on reverse stock split (see Note 1 - Description of business and basis of presentation)	(71,982)	—	(71,982)	—
Net loss used in computing basic net loss per share of common stock	$(129,823,583)	$(95,987,912)	$(291,838,069)	$(289,858,116)

Net loss per share	$(11,231.39)	$(95,987,912)	$(74,887.88)	$(289,858,116)

Weighted average shares outstanding, basic and diluted	11,559	1	3,897	1

Net loss per share, reported previously, before adjusting to reverse stock splits effectuated in September 2024, February, April, June, and August 2025, see Note 1 - Description of business and basis of presentation	N/A	$(19.39)	N/A	$(35.83)

Weighted average shares outstanding, basic and diluted, reported previously, before adjusting to reverse stock splits effectuated in September 2024, February, April, June, and August 2025, see Note 1 - Description of business and basis of presentation	N/A	12,134,899	N/A	7,644,049

NOTE 11 – SHARE-BASED COMPENSATION

The Company has an equity incentive plan that is a part of annual discretionary share-based compensation program for consultants, employees, directors and officers. The Company has been issuing new shares of common stock under the share-based compensation programs, and cash has not been used to settle equity instruments granted under share-based payment arrangements. The remaining number of shares reserved for awards equity instruments under the Equity Incentives Plan to both employees and consultants on June 30, 2025, was approximately 18.6 million shares of common stock (not subject to reverse stock splits).

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended June 30,		For the nine months ended June 30,
Composition of Share-Based Compensation Expense	2025	2024	2025	2024
CEO share based performance award liability revaluation and stock issuances	$330,763	$1,415,059	$(212,691)	$(4,650,599)
Share-based compensation to employees and directors	7,733,896	4,868,990	24,457,277	10,342,631
Share-based compensation to consultants (equity-classified)	—	1,681,508	4,347,207	2,954,081
Share-based compensation to consultants (liability-classified)	16,680,133	5,599,205	38,425,018	20,527,925
Total share-based compensation expense	$24,744,792	$13,564,762	$67,016,811	$29,174,038

Employees of the Company

Employees of the Company, including officers, are entitled to a number of shares of common stock specified in relevant offer letters and employment contracts and subject to the approval of our Board of Directors Compensation Committee. The total expense of share awards to employees represents the grant date fair value of the relevant number of shares to be issued. It is recognized in correspondence with additional paid-in capital over the service period (normally, in general and administrative expenses). The majority of awards to employees are equity classified. The liability related to liability classified stock-based compensation contracts with employees amounts to $0.2 million on June 30, 2025. The Company has also accrued a liability (presented within "Accrued expenses and other current liabilities" in the consolidated balance sheets) in an amount of $0.2 million to compensate employees for delay with the issuance of common stock per relevant offer letters and employment contracts.

Consultants

From time to time, the Company also issues share-based compensation to external consultants providing consulting, marketing, R&D, legal or other services. The number of shares specified within individual agreements, or the monetary value of those shares, if applicable, is usually negotiated by our Chief Executive Officer and approved by the Compensation Committee of the Board of Directors. These costs are generally presented as professional fees within general and administrative expenses, and certain qualifying costs may be presented as part of research and development expenses ($6.1 million and $9.2 million over the three and nine months ended June 30, 2025, respectively).

A part of these share-based awards is classified as equity and accounted for similar to stock-based compensation to employees. Another part of the Company’s share-based awards for consultants is classified as liabilities, mainly if the number of shares a consultant is entitled to is predominantly based on monetary value fixed in the contract. An accrued part of liability, in this case, is revalued each period based on the part of the services performed and the market price of the shares of common stock of the Company until a sufficient number of shares is issued. The liability to consultants as of June 30, 2025, amounted to $0 million. The Company generally practices prepayment for future services of the consultants by unrestricted shares of common stock. In this case, a prepaid asset is recognized on the balance sheet and is amortized over the period the consultant is delivering their services to the Company. These prepaid costs amounted to $5.0 million as of June 30, 2025.

CEO Award Incentive Plans

The Company entered into a CEO Performance Stock Award Agreement, approved by stockholders in 2022 (“2022 PSA Agreement”) and a CEO Performance Stock Award Agreement, approved in 2023 (“2023 PSA Agreement”). Under these plans, the Chief Executive Officer is entitled to share-based awards generally calculated as 1-3% of the outstanding number of shares of common stock, issuable upon the achievement of specific financial and operational targets (milestones).

In March 2025, stockholders approved amendments to the 2022 PSA Agreement (extending the deadlines for the Capital Benchmark Milestone for 2 years) and amendments to the 2023 PSA Agreement (extending the deadlines for the Vehicle Completion for 1 year, Revenue Benchmark for 2 years, Battery Development for 1 year, and JV Acquisition Milestone for 1 year).

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The losses/(income) recognized within the line item "CEO share based performance award liability revaluation and stock issuance" in the table above represent both actual issuances of common stock under PSA Agreements ($0.2 million during the three and nine months ended June 30, 2025) and revaluation of these provisions for future probable awards. This share-based compensation is accrued as part of general and administrative expenses over the service term when it is probable that the milestone will be achieved. Decline of the provision (and relevant income) was mainly attributable to decrease in the market capitalization of the relevant period.

The liability to issue stock (presented within non-current liabilities if the achievement is expected later than 12 months after the balance sheet date) is revalued on every balance sheet date based on the length of the service period, the current market price of the common stock and on the number of shares of common stock outstanding, until the shares have been issued or until the fulfillment of the milestone requirements is no longer probable. As of June 30, 2025, the accrual for future awards under 2022 and 2023 PSA Agreements amounted to approximately $1.2 million, with a long-term part of the provision presented as "Liability to issue shares, net of current portion".

NOTE 12 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	June 30, 2025	September 30, 2024
Provision for settlement expenses and legal fees	$2,685,502	$37,913,255
Tax payables	5,758,293	5,493,558
Accrued payroll	2,019,340	2,447,372
Accrued interest	2,746,054	2,395,190
Refund liability	794,900	763,160
Accrued expense - other	851,020	2,599,631
Total	$14,855,109	$51,612,166

NOTE 13 - LIABILITY TO ISSUE STOCK

The liability to issue stock on  June 30, 2025, in total amount of $1.5 million represents mainly CEO incentive award provision (see Note 11 - Share-based compensation) to be settled in shares of common stock upon the achievement of specific targets (current liability in the amount of $1.1 million and noncurrent liability in amount of $0.1 million), as well as certain liability-classified contracts with other parties.

NOTE 14 – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant and equipment consist of the following:

	June 30,	September 30,
	2025	2024
Buildings	$8,513,177	$50,007,998
Machinery and equipment	22,868,835	41,968,053
Construction-in-progress	3,075,654	3,183,451
Land	1,600,303	3,065,757
Other fixed assets	7,997,436	6,380,587
Total cost of assets excluding accumulated impairment	44,055,405	104,605,846
Less: accumulated depreciation	(13,868,062)	(22,425,580)
Property, Plant, and Equipment, net	$30,187,343	$82,180,266

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expenses related to property, plant and equipment for the three and nine months ended June 30, 2025 was $2.6 million and $10.3 million, respectively ($2.6 million and $14.3 million for the three and nine months ended June 30, 2024, respectively).

As further disclosed in Note 19 - Contingencies and claims, the Company entered into a legal settlement agreement with GEM to resolve outstanding legal claims. In full satisfaction of the related liability, the Company transferred ownership of its Mishawaka facility: mainly, a building with a carrying amount of $36.4 million, personal property with a carrying amount of $7.4 million, and land with a carrying amount of $1.4 million. The transaction does not qualify as a discontinued operation under ASC 205-20, as it does not represent a strategic shift in the Company’s operations nor was the asset a separate reportable segment. The excess of the carrying values of transferred assets over liabilities to GEM in amount of $14.3 million was presented in the consolidated statements of operations as "Loss on settlement (GEM case)".

NOTE 15 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

	June 30, 2025	September 30, 2024
Prepaid expenses and other current assets
Services prepaid by common stock	$5,732,817	$3,330,382
Prepaid expense	2,766,012	2,973,305
Prepaid services	352,762	670,338
Prepaid inventory	286,955	3,449,904
Customs surety bond paid	2,600,000	2,600,000
Prepaid trade shows	129,342	213,368
Other prepayments	1,518,871	1,561,256
Total prepaid expenses and other current assets	$13,386,759	$14,798,553

NOTE 16 – NONCONTROLLING INTEREST

In accordance with a stock purchase agreement signed on July 26, 2024, with Bollinger Motors, Inc, our majority owned subsidiary, the Company, as part of activities to launch production in the Bollinger Motors segment, invested an additional $27.5 million in newly issued shares of Bollinger Motors, Inc., during the nine months ended June 30, 2025. This investment has been eliminated in the consolidated statement of cash flows but impacted additional paid-in capital and noncontrolling interest in the consolidated balance sheets.

Noncontrolling interest as of September 30, 2024	12,010,149
Changes due to net losses of the subsidiary	(12,757,919)
Changes due to additional investments of the Company	1,598,668
Noncontrolling interest as of June 30, 2025	850,898

As further described in Note 19 - Contingencies and claims, on May 7, 2025, the United States District Court for the Eastern District of Michigan issued an order appointing a receiver over the Company's majority-owned subsidiary Bollinger Motors in response to litigation initiated by Robert Bollinger regarding untimely payment of interest on a long-term loan. The parties executed a settlement agreement resolving all outstanding claims and, on  June 2, 2025, the Court entered a stipulated order discharging and removing the receiver and dismissing the case with prejudice. Upon the settlement agreement, the Company has obtained more than 95% of common stock of the subsidiary.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – LEASES

We have entered into various operating lease agreements for certain offices, manufacturing and warehouse facilities, and land. Operating leases led to recognition of right-of-use assets, and of current and noncurrent portions of lease liabilities. These right-of-use assets also include any lease payments made, and initial direct costs incurred, at lease commencement and exclude lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have lease agreements that require payments for both lease and non-lease components and have elected to account for these as a single lease component. Certain leases provide for annual increases to lease payments based on an index or rate.

The following table presents information regarding our lease assets and liabilities:

	June 30, 2025	September 30, 2024
Assets:
Operating lease right-of-use assets, net of impairment	$2,481,312	$3,041,485
Liabilities:
Operating lease liabilities, current	(2,237,694)	(2,893,967)
Operating lease liabilities, noncurrent	(9,733,098)	(11,648,662)
Total lease liabilities	$(11,970,792)	$(14,542,629)
Weighted average remaining lease terms:
Operating leases (in years)	4.51	5.10
Weighted average discount rate:
Operating leases	28%	28%
Cash paid for amounts included in the measurement of lease liabilities for the three months ended June 30, 2025 and 2024	1,754,199	784,770
Cash paid for amounts included in the measurement of lease liabilities for the nine months ended June 30, 2025 and 2024	4,995,369	2,365,678

Operating lease costs:	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
Fixed lease cost	$994,960	$1,355,952	$3,120,425	$4,292,916
Variable and short-term lease cost	31,279	100,210	170,855	350,533
Sublease income	—	(150,413)	—	(462,363)
Total operating lease costs	$1,026,239	$1,305,749	$3,291,280	$4,181,086

The following table reflects the maturities of operating lease liabilities on June 30, 2025:

Years ending September 30,
2025 (3 months)	$1,432,935
2026	5,006,078
2027	4,958,062
2028	4,758,748
2029	1,286,244
Thereafter	4,487,146
Total lease payments	$21,929,213
Less: imputed interest	(9,958,421)
Carrying amount of lease liabilities	$11,970,792

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 – RELATED PARTY TRANSACTIONS

Director Provided Services

For the nine months ended June 30, 2025, our non-employee directors have earned compensation for service on our Board of Directors and associated committees in an amount equal to $319 thousand in cash and $601 thousand in shares of common stock ($331 thousand in cash and $563 thousand for the nine months ended June 30, 2024).

In addition, the following non-employee directors were engaged in certain other consulting contracts with the Company:

William Miltner

William Miltner is a litigation attorney who provides legal services to the Company. Mr. Miltner is also an elected Director of the Company. For the three and nine months ended June 30, 2025, Mr. Miltner was entitled to $172 thousand and $511 thousand in legal fees, respectively ($249 thousand and $955 thousand for the three and nine months ended June 30, 2024, respectively).

Mary Winter

Mary Winter, Corporate Secretary and Director, is compensated for Corporate Secretary responsibilities at $5 thousand per month. For the three and nine months ended June 30, 2025, Ms. Winter was entitled to $15 thousand and $45 thousand in consulting fees, respectively (same amounts for the three and nine months ended June 30, 2024).

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

The outcomes of our legal proceedings and other contingencies are inherently unpredictable and subject to significant uncertainties. They could be material to our operating results and cash flows for a particular period. At least quarterly, we evaluate developments in our legal proceedings and other contingencies that could affect the amount of liability, including amounts over any previous accruals and reasonably possible losses disclosed, and make adjustments and changes to our accruals and disclosures as appropriate. For the matters disclosed below without an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies. Until the final resolution of such matters, if any of our estimates and assumptions change or prove to have been incorrect, we may experience losses over the amounts recorded, which could have a material effect on our business, consolidated financial position, results of operations, or cash flows.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The GEM Group

On September 21, 2021, the GEM Group ("GEM") filed an arbitration demand and statement of claim against the Company seeking declaratory relief and damages. This matter arises out of an alleged breach of a securities purchase agreement dated November 13, 2020. On November 17, 2023, the arbitrator issued the Partial Final Award on Liability finding that the Company and Mullen Technologies, Inc. (“MTI”) had repudiated and breached the securities purchase agreement and a related agreement (the “GEM Agreements”). On January 29, 2024, the parties completed the briefing on the issues of damages and allocation. On May 10, 2024, the arbitrator issued his final award, awarding the GEM Group $26.8 million in damages for breach of the relevant agreements, and $3.8 million in attorney fees and certain administrative costs. The unpaid amount also generates interest at 9% per annum.

On August 3, 2023, the Arbitrator ordered the Company to deposit $7.0 million into an interest-bearing escrow account with a commercial bank or brokerage firm. That amount has been released to GEM. On January 24, 2024, the arbitrator ordered the Company to deposit an additional $24.1 million into escrow on or before March 9, 2024. GEM has moved in the United States District Court to confirm that second interim order. On June 11, 2024, the United States District Court confirmed that order.

On December 28, 2023, the Company and MTI filed a complaint against GEM and Christopher F. Brown in the United States District Court for the Southern District of New York alleging, among other things, that the GEM Group and Mr. Brown engaged in an unlawful securities transaction under the federal securities laws by entering into the GEM Agreements while GEM was operating as an unregistered dealer. The complaint seeks an order declaring, among other things, that the GEM Agreements are void ab initio. On April 8, 2024, the District Court stayed that action.

On or about July 10, 2024, the Company moved in the United States District Court for the Southern District of New York for an order vacating the arbitration awards and denying GEM’s anticipated motion to confirm those awards. On or about August 7, 2024, GEM filed an opposition to the Company’s motion to vacate and cross-moved to confirm the arbitration awards. On or about August 21, 2024, the Company filed a reply to GEM’s opposition. On February 6, 2025, the District Court affirmed the arbitration award and denied the Company’s motion to vacate the award, ordering that the award be satisfied no later than May 7, 2025. The GEM Group issued a restraining notice on or about April 25, 2025, to the Company and MTI pursuant to Rule 69 of the Federal Rules of Civil Procedure and Section 5222(b) of the New York Civil Practice Law and Rules.

On May 9, 2025, the Company and GEM executed a settlement agreement (the “Agreement”) in an effort to resolve all outstanding legal disputes between the parties fully. Under the terms of the Agreement, GEM had a 55-day due diligence period, subject to extension by GEM, to evaluate the transfer to GEM of the manufacturing plant located in Mishawaka, Indiana, and related assets in complete satisfaction of the aforementioned award. On May 13, 2025, GEM withdrew the restraining notices that it issued to the Company on April 25, 2025. The transfer of the manufacturing plant and related assets in full settlement of the GEM case was completed in June 2025.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Bollinger Motors

Robert Bollinger v. Bollinger Motors, Inc.

On March 21, 2025, Robert Bollinger filed a complaint against Bollinger Motors, Inc. (“Bollinger Motors”), a majority-owned subsidiary of the Company, in the U.S. District Court for the Eastern District of Michigan. In the complaint, Mr. Bollinger alleged breach of contract in connection with failure by Bollinger Motors to make a payment under the Amended and Restated Secured Promissory Note for $10.0 million entered into on October 24, 2024 (the “Bollinger Note”). Mr. Bollinger was seeking $10.5 million plus interest, attorney’s fees and costs and other damages arising from the breach, and the appointment of a receiver over Bollinger Motors. On March 24, 2025, Mr. Bollinger filed an emergency motion to appoint a receiver of Bollinger Motors and on May 7, 2025, the court entered an order placing Bollinger Motors into receivership and appointing a receiver to manage its affairs. On May 20, 2025, the Company filed an emergency motion to intervene and request to file an emergency motion for reconsideration of the receiver order.

On My 28, 2025, the parties executed a settlement agreement resolving all outstanding claims Pursuant to the settlement agreement, the Company paid $11 million in connection with the dismissal of the lawsuit and release of the Company and Bollinger Motors of all claims and liabilities. The Company also agreed to pay all expenses of the receiver incurred beginning on May 26, 2025. Furthermore, Mr. Bollinger agreed to transfer to the Company all shares he owns of Bollinger Motors, which increased the Company’s ownership of Bollinger to approximately 95%. On  June 2, 2025, the Court entered a stipulated order discharging and removing the receiver and dismissing the case with prejudice.

Creditor Litigation

Eight legal proceedings have been filed, and are pending, against the Company’s majority-owned subsidiary, Bollinger Motors, Inc., seeking to collect an aggregate of approximately $9.4 million in damages, ranging from approximately $75,000 to $2.0 million, for damages for amounts alleged to be owed for various goods, equipment or services, as well as pre-judgment and post-judgment interest and attorney’s fees. These proceedings largely involve creditor lawsuits and are filed in Michigan Circuit Court for the County of Oakland or Ohio Court of Common Pleas, Cuyahoga County.   While Bollinger Motors, Inc. may have defenses to these matters, the outcomes are inherently uncertain.

Stockholder Litigation

In re Mullen Automotive Inc. Securities Litigation.

On May 5, 2022, Plaintiff Margaret Schaub, a purported stockholder, filed a putative class action complaint in the United States District Court for the Central District of California against the Company, as well as its Chief Executive Officer, David Michery, and the Chief Executive Officer of a predecessor entity, Oleg Firer (the “Schaub Lawsuit”). The Schaub Lawsuit was brought by Schaub both individually and on behalf of a putative class of purchasers of the Company’s securities, claiming false or misleading statements regarding the Company’s business partnerships, technology and manufacturing capabilities, and alleging violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder.

On September 23, 2022, a court-appointed lead plaintiff filed a Consolidated Amended Class Action Complaint against the Company, Mr. Michery, and the Company’s predecessor, Mullen Technologies, Inc., premised on the same purported violations of the Exchange Act and Rule 10b-5, seeking to certify a putative class of shareholders, and seeking an award of monetary damages, as well as reasonable fees and expenses. On August 14, 2024, the parties entered a Stipulation and Agreement of Settlement to settle the securities class action matter subject to payment of $5.4 million by the Company and $1.8 million by the Company's D&O insurers. The court granted final approval of the settlement on June 20, 2025, and entered final judgment.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

No loss contingencies have been accrued in connection with this matter as of June 30, 2025, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

Trinon Coleman v. David Michery et al.

On December 8, 2023, Trinon Coleman, a purported stockholder, filed a derivative action in the Court of Chancery for the State of Delaware against the Company as a nominal defendant, Mr. Michery, and Company directors Mr. Puckett, Ms. Winter, Mr. Betor, Mr. Miltner, and Mr. New (the “Coleman Lawsuit”). This lawsuit asserts claims for breach of fiduciary duty, insider trading, and unjust enrichment primarily in connection with the issues and claims asserted in the Schaub Lawsuit. The Coleman Lawsuit seeks to direct the Company to improve its corporate governance and internal procedures and seeks monetary damages and an award of reasonable fees and expenses. Given the settlement of the substantially similar derivative claims in In re Mullen Automotive Inc. Derivative Litigation, discussed above, a stipulation of dismissal with prejudice was granted on April 17, 2025.

No loss contingencies have been accrued in connection with this matter as of June 30, 2025, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

Jennifer Maloney v. Mullen Automotive Inc., et al.

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

No loss contingencies have been accrued in connection with this matter as of June 30, 2025, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

Cayden Crume v. Mullen Automotive Inc., et al.

On March 26, 2025, Plaintiffs Cayden Crume, James LeGrand, and Todd Holton; purported stockholders, filed a putative class action complaint in the United States District Court for the Central District of California against the Company, as well as Mr. New, and Mr. Firer (the “Crume Lawsuit”). The Crume Lawsuit was brought by Plaintiffs both individually and on behalf of a putative class of purchasers of the Company’s securities, alleging unjust enrichment and violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. This action was consolidated with the Maloney action on May 15, 2025, and administratively closed.

No loss contingencies have been accrued in connection with this matter as of June 30, 2025, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In re Mullen Automotive Inc. Morga Derivative Litigation.

On April 8, 2025, Gary Morga, a purported stockholder, filed a derivative action in the United States District Court for the Central District of California against the Company as a nominal defendant, Mr. Michery, and current or former Company directors Mr. New, Mr. Andersen, Mr. Betor, Mr. Miltner, Mr. Novoa, and Ms. Winter (the “Witt Lawsuit”). The Morga lawsuit asserts claims for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. It asserts one claim for violations of Section 10(b) and 21D of the Exchange Act against Mr. Michery and Mr. New. On July 11, 2025, Plaintiff voluntarily dismissed this action without prejudice.

No loss contingencies have been accrued in connection with this matter as of June 30, 2025, because the Company cannot reasonably estimate either the probability of a loss or its magnitude (if any) based on all information currently available to management.

NOTE 20 – SUBSEQUENT EVENTS

Company management has evaluated subsequent events through August 14, 2025, which is the date these financial statements were available to be issued. Except as discussed below, management has determined that there were no material subsequent events which required recognition, adjustment to or disclosure in the financial statements:

Stock Issuances After the Balance Sheet Date

After the balance sheet date and by August 11, 2025, the Company issued 4,505,367 shares of common stock, mainly upon exercise of warrants described in the Note 8 - Warrants and other derivative liabilities and fair value measurements above, and in accordance with contracts with consultants (see Note 11 – Share-based compensation).

Additional investments after the balance sheet date

After the balance sheet date, pursuant to additional investment rights set forth in existing securities purchase agreements and in connection with entering into a securities purchase agreement, the Company, in a series of transactions, issued to certain investors convertible notes and five-year warrants: senior secured convertible notes with a principal of $10.5 million (with a conversion price floor of $0.03 per share, not subject to adjustments) and 5,986 warrants with exercise price of $4,000 and a floor in cashless exercise of warrants of $0.01 (not subject to adjustments). Other terms and conditions of these notes and warrants are similar to those described in Note 7 - Debt and Note 8 - Warrants and other derivative liabilities and fair value measurements above.

Amendment to 2022 Equity Incentive Plan

On July 22, 2025, at a Special Meeting, the Company’s stockholders approved an amendment to the Company’s 2022 Equity Incentive Plan, as amended (the “2022 Plan”), providing for a 10% automatic quarterly increase on each of January 1, April 1, July 1, and October 1, commencing on October 1, 2025, until the 2022 Plan’s expiration in July 2032, in the total number of shares of common stock available for issuance under the 2022 Plan based upon the total number of shares of common stock outstanding, on a fully-diluted basis, on December 31, March 31, June 30 and September 30 of the preceding fiscal quarter, respectively, provided that the Company’s Board of Directors may decide that the increase for such fiscal quarter will be a lesser number of shares than otherwise provided under the automatic quarterly increase provision or that there will be no increase for such fiscal quarter.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Exchange of warrants and part of convertible notes

On July 29, 2025, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with certain investors, pursuant to which the Company agreed to exchange certain outstanding senior secured convertible notes (the “Exchange Notes”, see Note 7 - Debt) and warrants (the “Exchange Warrants”, see Note 8 - Warrants and other derivative liabilities and fair value measurements) previously issued pursuant to the Securities Purchase Agreements, as may have been amended from time to time, dated May 14, 2024, January 23, 2025, February 5, 2025, March 6, 2025, May 16, 2025 and May 29, 2025. The Exchange Agreement provides for the exchange of the Exchange Notes and Exchange Warrants issued pursuant to the Securities Purchase Agreements for newly authorized shares of Series F Convertible Preferred Stock, par value $0.001 per share and Series G Convertible Preferred Stock, par value $0.001 per share, respectively.

Pursuant to the Exchange Agreement, the Holders agreed to exchange (i) the Exchange Notes, with an aggregate principal and accrued interest of approximately $25.5 million for approximately 25,521 shares of Series F Preferred Stock and (ii) the Exchange Warrants with a carrying amount of approximately $114 million for approximately 109,219 shares of Series G Preferred Stock. Upon closing of the transactions contemplated by the Exchange Agreement, the Exchange Notes and Exchange Warrants were cancelled and the Holders relinquished all rights, title and interest in such securities.

The Exchange Agreement includes certain covenants, including, among others, that (i) the Company will use commercially reasonable efforts to maintain the listing of its Common Stock on a stock exchange, (ii) while Preferred Shares remain outstanding, (A) during a certain 90 day period, the Company will not, with certain exceptions, offer or issue any equity or related securities, and (B) the Company will not, without approval from Holders of a majority of the outstanding Preferred Shares, issue any equity security having a preference over or party with the Preferred Shares with respect to dividends, liquidation or redemption or having a preference over the Common Stock with respect to dividends, liquidation or redemption, and the Company and its subsidiaries will not incur any indebtedness. The Company also agreed not to enter into any fundamental transaction, such as a merger, sale of more than 50% of the outstanding voting shares, sale of substantially all assets, or business combination, unless such transaction complies with the terms of the Certificates of Designations. The Exchange Agreement contains customary representations and warranties between the Company and the Holders.

Pursuant to the terms of the Exchange Agreement, on July 29, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designations designating 25,600 shares of Series F Preferred Stock and a Certificate of Designations designating 110,000 shares of Series G Preferred Stock. The Certificates of Designations set forth the rights, preferences, privileges and restrictions of the shares of Series F Preferred Stock and Series G Preferred Stock.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series F Preferred Stock

The following is a summary of the terms of the Series F Preferred Stock.

Serial Designations and Number of Shares. The Series F Preferred Stock consists of the following serial designations, which are identical in all respects to every other share of Series F Preferred Stock, except as set forth in the Series F Certificate of Designations: 560 shares of F-1 Preferred Stock; 1,700 shares of F-2 Preferred Stock; 4,200 shares of F-3 Preferred Stock; 1,700 shares of F-4 Preferred Stock; 6,900 shares of F-5 Preferred Stock; 2,325 shares of F-6 Preferred Stock; 2,150 shares of F-7 Preferred Stock; 1,715 shares of F-8 Preferred Stock; and 4,350 shares of F-9 Preferred Stock.

Ranking. The Series F Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company, unless at least a majority of the outstanding Series F Preferred Shares consent to the creation of other capital stock of the Company that is senior or equal in rank to the Series F Preferred Stock.

Conversion and Exchange. Each share of Series F Preferred Stock is convertible at the option of a Holder at any time into shares of Common Stock by dividing the conversion amount by the lower of (a) the applicable Conversion Fixed Price for the relevant series (“Conversion Fixed Price” means (1) for the F-1 Preferred Shares, $775, (2) for the F-2 Preferred Shares, $1,150, (3) for the F-3 Preferred Shares, $156,060, (4) for the F-4 Preferred Shares, $3,401, (5) for the F-5 Preferred Shares, $248,000, (6) for the F-6 Preferred Shares, $642,000, (7) for the F-7 Preferred Shares, $18,500, (8) for the F-8 Preferred Shares, $51,400, and (9) for the F-9 Preferred Shares, $346,800,000), (b) 95% of the closing sale price of the Common Stock on the date the initial registration statement for such series is declared effective by the SEC, or (c) 95% of the lowest daily volume-weighted average price (VWAP) in the five trading days prior to the conversion date, but in no event less than the applicable Conversion Floor Price (“Conversion Floor Price” means (1) for the F-1 Preferred Shares, $0.02, (2) for the F-2 Preferred Shares, $0.03, (3) for the F-3 Preferred Shares, $0.05, (4) for the F-4 Preferred Shares, $0.07, (5) for the F-5 Preferred Shares, $0.08, (6) for the F-6 Preferred Shares, $0.21, (7) for the F-7 Preferred Shares, $0.37, (8) for the F-8 Preferred Shares, $1.03, and (9) for the F-9 Preferred Shares, $1.16, which amounts are not subject to adjustment for stock dividends, subdivisions, or combinations). The conversion price and shares are subject to adjustment, pursuant to Section 6 of the Certificate of Designations, in the event of stock dividends and stock splits, and subsequent equity sales.

If, upon conversion of Series F Preferred Shares, the Company fails to timely issue the shares of Common Stock, then, at the sole discretion of the Holder, the Company will pay in cash to such Holder on each trading day after the delivery date an amount equal to 1% of the product of the number of shares of Common Stock not so delivered multiplied by the closing sale price of the Common Stock on the trading day immediately preceding such delivery date.

If any shares of Series F Preferred Stock are converted, redeemed or reacquired by the Company, such shares may not be reissued and will automatically be retired and cancelled and resume the status of authorized but unissued shares of preferred stock. The Series F Preferred Stock will not be convertible by a Holder to the extent that such Holder or any of its affiliates would beneficially own in excess of 9.9% of the Common Stock, as further described in the Series F Preferred Certificate of Designations.

Voting Rights. Except as provided by law, the Holders of Series F Preferred Stock have no voting rights except that approval from a majority of the outstanding shares of Series F Preferred Stock, voting as a single class, is required to (i) alter or change the powers, preferences, or rights of the Series F Preferred Stock so as to affect them adversely, (ii) amend the Certificate of Incorporation or bylaws in a manner adverse to the Holders of Series F Preferred Stock, (iii) increase or decrease (other than by conversion) the authorized number of Series F Preferred Stock, (iv) create or authorize any new class or series of stock senior to or on parity with the Series F Preferred Stock, (v) pay dividends or make distributions on any junior stock, (vi) issue additional Series F Preferred Stock (except as contemplated), or (vii) circumvent the rights of the Series F Preferred Stock.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividends. Holders of Series F Preferred Stock are entitled to receive cumulative dividends at an annual rate of 20% of the $1,000 stated value per share of Series F Preferred Stock, accruing daily, whether or not declared and whether or not there are funds legally available for payment. Dividends are payable in cash quarterly in arrears on the first trading day of each fiscal quarter beginning on October 1, 2025. At the option of each Holder, dividends may be paid at any time in shares of Common Stock pursuant to the conversion terms described above.

Company Optional Redemption. At any time, the Company has the right to redeem in cash all, but not less than all, the shares of Series F Preferred Stock then outstanding equal to the sum of (1) the stated value plus (2) all accrued dividends.

Covenants. The Company and its subsidiaries are subject to certain customary affirmative and negative covenants regarding the rank of the Series F Preferred Stock, the incurrence of indebtedness, the existence of liens, the repayment of indebtedness when a Triggering Event has occurred, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets, among other customary matters. A “Triggering Event” includes, but is not limited to: (i) failure to maintain sufficient reserves of authorized Common Stock; (ii) the Company’s failure to deliver shares of Common Stock upon conversion, or notice of the Company’s intention not to comply with a request for conversion of any Series F Preferred Stock; (iii) failure to declare or pay any dividend when due; (iv) the occurrence of any default under, redemption of or acceleration prior to maturity in an aggregate amount in excess of $300,000 of indebtedness (as described in the Series F Certificate of Designations) of the Company or any subsidiary; (v) failure to maintain the listing of its Common Stock on a stock exchange; (vi) failure to file annual or quarterly reports within the required periods; (vii) bankruptcy or insolvency of the Company; and (viii) breach of any representation or warranty when made, or any covenant or other term or condition of any Transaction Document. Furthermore, any amounts due under the Transaction Documents which is not paid when due will result in a late charge in an amount equal to interest on such amount at the rate of 15% per month until paid in full.

Purchase Rights, Distribution of Assets and Fundamental Transactions. Holders of Series F Preferred Stock may receive and participate in purchase rights and distribution of assets. The Company may not enter into any fundamental transaction unless the successor entity issues in exchange securities with similar rights.

Liquidation, Dissolution and Winding Up. In the event of any Liquidation Event (as defined in the Series F Certificate of Designation), the Holders of Series F Preferred Shares will be entitled to receive prior and in preference to any distribution of the proceeds to the holders of the Common Stock, an amount per share equal to the Conversion Fixed Price plus declared but unpaid dividends on such shares.

Series G Preferred Stock

The following is a summary of the terms of the Series G Preferred Stock.

Ranking. The Series G Preferred Stock, with respect to the payment of dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company, ranks senior to all capital stock of the Company, unless at least a majority of the outstanding Series G Preferred Shares consent to the creation of other capital stock of the Company that is senior or equal in rank to the Series G Preferred Stock.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Conversion and Exchange. Each shares of Series G Preferred Stock is convertible at the option of a Holder at any time prior to the applicable conversion maturity date (as set forth in the Holder Schedule attached to the Exchange Agreement) into shares of Common Stock, determined by dividing the stated value of $1,000 per share of Series G Preferred Stock (subject to adjustment for stock splits, stock dividends, recapitalizations, reorganizations, reclassifications, combinations, subdivisions or other similar events with respect to the Series G Preferred Stock) by the lower of the two closing bid prices of the Common Stock in the two days prior to the date of such conversion, but in any event not less than $0.10 per share. If, upon conversion of Series G Preferred Shares, the Company fails to timely issue the shares of Common Stock, then, at the sole discretion of the Holder, the Company will pay in cash to such Holder on each trading day after the delivery date an amount equal to 1% of the product of the number of shares of Common Stock not so delivered multiplied by the closing sale price of the Common Stock on the trading day immediately preceding such delivery date.

If any shares of Series G Preferred Stock are converted, redeemed or reacquired by the Company, such shares may not be reissued and will automatically be retired and cancelled and resume the status of authorized but unissued shares of preferred stock. The Series G Preferred Stock will not be convertible by a Holder to the extent that such Holder or any of its affiliates would beneficially own in excess of 9.9% of the Common Stock, as further described in the Series G Preferred Certificate of Designations.

Voting Rights. Except as provided by law, the Holders of Series G Preferred Stock shall have no voting rights except that approval from a majority of the outstanding shares of Series G Preferred Stock, voting as a single class, is required to (i) alter or change the powers, preferences, or rights of the Series G Preferred Stock so as to affect them adversely, (ii) amend the Certificate of Incorporation or bylaws in a manner adverse to the Holders of Series G Preferred Stock, (iii) increase or decrease (other than by conversion) the authorized number of Series G Preferred Stock, (iv) create or authorize any new class or series of stock senior to or on parity with the Series G Preferred Stock, (v) pay dividends or make distributions on any junior stock, (vi) issue additional Series G Preferred Stock (except as contemplated), or (vii) circumvent the rights of the Series G Preferred Stock.

Purchase Rights, Distribution of Assets and Fundamental Transactions. Holders of Series G Preferred Stock may receive and participate in purchase rights and distribution of assets. The Company may not enter into any fundamental transaction unless the successor entity issues in exchange securities with similar rights.

Company Optional Redemption. At any time after the applicable conversion maturity date, the Company has the right to redeem in cash all, but not less than all, of the shares of Series G Preferred Stock then outstanding equal to $0.001 per share.

Dividends and Liquidation, Dissolution and Winding Up. Holders of Series G Preferred Stock are not entitled to receive any dividends and do not have any right to receive any distribution of assets upon a Liquidation Event (as defined within the Series G Preferred Certificate of Designations).

Additionally, on August 14, 2025, the Company and investors exchanged all then-outstanding warrants (with a carrying amount of approximately $5 million) to 6,361.27934 shares of newly designated shares of Series G Preferred stock (with terms identical to those disclosed above), and secured senior convertible notes with a principal and accumulated interest in amount of approximately $5 million to 734.73330 shares of Series F-9 Preferred stock, 572.36842 shares of Series F-5 Preferred stock and 3,421.88596 shares of Series F-7 Preferred stock (with terms identical to those disclosed above). The Company and investors also agreed to amend the conversion floors in the cashless exercise formulas of the warrants issuable upon future possible exercise of additional investment rights from $0.01 to $0.07. If the price of shares of common stock decrease to or below $0.07, the Company agreed to reduce the floor of the cashless exercise formula to $0.01 and seek stockholder approval.

As a result of these transactions,  the Company believes that as of August 14, 2025, the stockholders' equity of the Company exceeds $2.5 million.

Reverse stock split

On August 1, 2025, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-two hundred fifty (1-for-250) reverse stock split of its common stock, par value $0.001 per share (the “Reverse Stock Split”).

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Previously, at the Special Meeting of Stockholders held on July 22, 2025, the Company’s stockholders approved a proposal to authorize a reverse stock split of the Common Stock at a ratio within the range of 1-for-2 to 1-for-250, as determined by the Board of Directors of the Company. The Reverse Stock Split became effective on August 4, 2025 at 12:01 am Eastern Time (the “Effective Time”). As a result of the Reverse Stock Split, at the Effective Time, every 250 shares of the Company’s pre-Reverse Stock Split Common Stock combined and automatically became one share of Common Stock. The Company’s Common Stock began trading on a split-adjusted basis when the Nasdaq Stock Market opened for trading on August 4, 2025. After the Effective Time, the number of outstanding shares of Common Stock of the Company was reduced from 433,528,681 to 1,735,225.

Also, at the Effective Time, the number of shares of Common Stock issuable upon conversion or exercise of notes, warrants, preferred stock, and other convertible securities, as well as any commitments to issue securities, that provide for adjustments in the event of a reverse stock split will be appropriately adjusted pursuant to their applicable terms for the Reverse Stock Split. If applicable, the conversion price for each outstanding note and for each outstanding share of preferred stock and the exercise price for each outstanding warrant will be increased, pursuant to their terms, in inverse proportion to the 1-for-250 split ratio such that upon conversion or exercise, the aggregate conversion price for conversion of each note or preferred stock and the aggregate exercise price payable by the warrant holder to the Company for shares of Common Stock subject to such warrant will remain approximately the same as the aggregate conversion or exercise price, as applicable, prior to the Reverse Stock Split. Furthermore, pursuant to the terms of the Company’s 2022 Equity Incentive Plan, as amended, shares of Common Stock reserved and available for issuance are not subject to adjustment as a result of the Reverse Stock Split. However, outstanding options will be appropriately adjusted pursuant to their applicable terms for the Reverse Stock Split.

The Reverse Stock Split was applied retroactively in these consolidated financial statements (see Note 1 - Description of business and basis of presentation).

Name change of the Company

On July 25, 2025, Mullen Automotive Inc. filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware to change its name to Bollinger Innovations, Inc. The Name Change and Amendment became effective on July 28, 2025, at 12:01 a.m. Eastern Time. In connection with the Name Change, effective as of market open on July 28, 2025, the Company’s common stock, par value $0.001 per share began trading under the Company’s new ticker symbol “BINI” on The Nasdaq Capital Market. The CUSIP of the Common Stock did not change in connection with the ticker symbol change.

BOLLINGER INNOVATIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis are intended to help the reader understand the Company’s results of operations and financial condition. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes included elsewhere in this Report.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to: significant losses we have incurred since inception, and we expect to continue to incur for the foreseeable future; our ability to raise the substantial additional financing needed to execute our business plan on acceptable terms, or at all, which failure to do so could force us to delay, limit, reduce or terminate our production operations; our ability to continue as a going concern; our ability to maintain compliance with the continued listing requirements of the Nasdaq Capital Market; reliance on OEMs, suppliers and service providers for parts and components; the potential for our vehicles to fail to perform as expected; risks and uncertainties related to litigation, regulatory actions and government investigations and inquiries; changes in laws and regulations (domestically or internationally) that may materially adversely affect our business, prospects financial condition and operating results; and other risks and uncertainties described under the section titled “Risk Factors” herein and in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Annual Report”), which was filed with the Securities and Exchange Commission on January 24, 2025. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation (and expressly disclaim any obligation) to update or revise any forward-looking statements, whether as a result of new information, future events or other reasons, except as may be required under applicable securities laws. These risks and other factors described in this Report and 2024 Annual Report under the section titled “Risk Factors” may not be exhaustive. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that the actual developments in the industry in which we operate and our actual results of operations, financial condition and liquidity may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if the actual developments in the industry in which we operate and our actual results of operations, financial condition liquidity are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

Basis of Presentation

These interim condensed consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries Ottava Automotive, Inc., a California corporation, Mullen Indiana Real Estate, LLC, a Delaware limited liability company, Mullen Investment Properties, LLC, a Mississippi limited liability company, Mullen Advanced Energy Operations, LLC, a California limited liability company and its majority-owned subsidiary Bollinger Motors, Inc., a Delaware corporation. Intercompany accounts and transactions have been eliminated, if any. The financial statements reflect the consolidated financial position and results of operations of the Company, which have been prepared in accordance with U.S. GAAP.

Components of Results of Operations

We are an early-stage company, and our historical results may not be indicative of our future results for reasons that may be difficult to anticipate. Accordingly, the drivers of our future financial results, as well as the components of such results, may not be comparable to our historical or projected results of operations.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024

The following table sets forth our historical operating results for the periods indicated:

	Three Months Ended
	June 30,
	2025	2024	$ Change	% Change
	(dollar amounts, except percentages)
Revenue from sale of vehicles	$473,686	$65,235	$408,451	626%
Cost of revenues	10,565,994	36,008	10,529,986	(29,243)%
Gross loss	(10,092,308)	29,227	(10,121,535)	(34,631)%

Operating expenses:
General and administrative	36,173,327	47,477,377	(11,304,050)	24%
Research and development	11,587,940	14,292,744	(2,704,804)	19%
Impairment of intangible assets	326,173	—	326,173	—%
Impairment of right-of-use assets	—	30,060	(30,060)	100%
Impairment of goodwill	—	—	—	—%
Loss from operations	$(58,179,748)	$(61,770,954)	$3,591,206	6%

Other income (expense):
Other financing costs - initial recognition of warrants	(33,181,991)	(17,914,480)	(15,267,511)	(85)%
Gain/(loss) on warrants and derivative liability revaluation	(4,829,873)	2,301,086	(7,130,959)	(310)%
Gain on settlement	3,761,955	—	3,761,955	—%
Loss on settlement (GEM case)	(14,261,736)	—	(14,261,736)	—%
Gain/(loss) on extinguishment of debt	250,000	(690,346)	940,346	136%
Loss on disposal of fixed assets	—	(103,973)	103,973	100%
Interest expense	(25,663,583)	(8,277,802)	(17,385,781)	(210)%
Other financing costs - ELOC commitment fee	—	(6,000,000)	6,000,000	100%
Other income, net	337,152	829,056	(491,904)	(59)%
Total other income (expense)	(73,588,076)	(29,856,459)	(43,731,617)	(146)%
Net loss before income tax benefit	$(131,767,824)	$(91,627,413)	$(40,140,411)	(44)%

Income tax benefit/ (provision)	(600)	(1,200)	600	50%
Net loss	(131,768,424)	(91,628,613)	(40,139,811)	(44)%

Net loss attributable to noncontrolling interest	(2,043,608)	(4,267,796)	2,224,188	52%
Net loss attributable to stockholders	$(129,724,816)	$(87,360,817)	$(42,363,999)	(48)%

Waived/(accrued) accumulated preferred dividends and other capital transactions with preferred stockholders	(98,767)	(8,627,095)	8,528,328	99%

Net loss attributable to common stockholders after preferred dividends and other capital transactions with preferred stockholders	$(129,823,583)	$(95,987,912)	$(33,835,671)	(35)%

Net Loss per Share (*)	(11,231.39)	(95,987,912)

Weighted average shares outstanding, basic and diluted (*)	11,559	1

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of business and basis of presentation

Revenues

We recognize revenue from the sale of electric vehicles upon the transfer of control to the dealer/customer. Normally, control transfers at the point of delivery when the dealer/customer has possession of the vehicle and bears the risks and rewards of ownership. However, a contract with one of our dealers includes a return provision, allowing unsold vehicles to be returned after one year, and contracts with a few other dealers include provisions allowing unsold vehicles to be returned upon contract termination. For these arrangements, due to limited historical data on returns, we defer revenue recognition until the dealer sells the vehicles to end customers or until there is sufficient evidence to reasonably estimate the consideration to which we expect to be entitled.

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

Research and Development

Research and development expenses decreased by $2.7 million, or 19%, from $14.3 million through the three months ended June 30, 2024, to $11.6 million through the three months ended June 30, 2025. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping and other expenses related to preparation for the production of electric vehicles and batteries. The Company recently began cost reduction initiatives, thereby reducing research and development expenses in order to continue as a going concern.

General and Administrative

General and administrative expenses include all non-production expenses incurred in a given period. This includes professional fees, salaries, rent, repairs and maintenance, utilities and office expenses, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses and other expenses. We expense advertising costs as incurred. General and administrative expenses decreased by approximately $11.3 million, or 24%, from approximately $47.5 million in the three months ended June 30, 2024, to approximately $36.2 million in the three months ended June 30, 2025, primarily due to decrease of settlements and penalties, advertising and promotions and compensation to employees.

Other Gains and Losses

The Company recognized other financing costs on initial recognition of warrants during the three months ended June 30, 2025 in the amount of $33.2 million due to higher value of notes with detached warrants issued during the three months ended June 30, 2025 (versus $17.9 million during the three months ended June 30, 2024). Net loss on revaluation of warrants obligations was $4.8 million during the three months ended June 30, 2025, in comparison to $2.3 million gain during the three months ended June 30, 2024.

The interest expense (mainly amortization of original issue discount (see Notes 7 - Debt to the financial statements) increased by $17.4 million in comparison to the three months ended June 30, 2024, due to a higher volume of debt outstanding during the three months ended June 30, 2025.

The "Loss on settlement (GEM case)" in the amount of $14.3 million represents excess of carrying values of transferred fixed assets over liabilities to GEM during settlement in May 2025 (see Note 19 - Contingencies and claims for further details).

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was $129.8 million, or $11,231.39 net loss per share, for the three months ended June 30, 2025, as compared to a net loss attributable to common stockholders after preferred dividends of approximately $96.0 million, or $95,987,912 loss per share, for the three months ended June 30, 2024 (giving effect to reverse stock splits, see Note 1 - Description of business and basis of presentation to the financial statements).

Comparison of the Nine Months Ended June 30, 2025, to the Nine Months Ended June 30, 2024

The following table sets forth our historical operating results for the periods indicated:

	Nine Months Ended
	June 30,
	2025	2024	$ Change	% Change
	(dollar amounts, except percentages)
Vehicle sales	$8,344,311	$98,570	$8,245,741	8,365%
Cost of revenues	24,151,863	49,448	24,102,415	(48,743)%
Gross loss	(15,807,552)	49,122	(15,856,674)	(32,280)%

Operating expenses:
General and administrative	114,030,172	138,615,121	(24,584,949)	18%
Research and development	33,234,428	54,486,237	(21,251,809)	39%
Impairment of intangible assets	12,332,625	73,447,067	(61,114,442)	83%
Impairment of right-of-use assets	—	3,197,668	(3,197,668)	100%
Impairment of goodwill	—	28,846,832	(28,846,832)	100%
Loss from operations	$(175,404,777)	$(298,543,803)	$123,139,026	41%

Other income (expense):
Other financing costs - initial recognition of warrants	(70,366,183)	(17,914,480)	(52,451,703)	(293)%
Gain/(loss) on warrants and derivative liability revaluation	58,787,404	(805,137)	59,592,541	7,402%
Loss on exchange of warrants	(57,770,454)	—	(57,770,454)	—%
Gain on settlement	3,761,955	—	3,761,955	—%
Loss on settlement (GEM case)	(14,261,736)	—	(14,261,736)	—%
Gain/(loss) on extinguishment of debt	1,803,771	(655,721)	2,459,492	375%
Loss on disposal of fixed assets	—	(477,838)	477,838	100%
Interest expense	(51,855,494)	(8,795,525)	(43,059,969)	(490)%
Other financing costs - ELOC commitment fee	—	(6,000,000)	6,000,000	100%
Other income, net	860,131	2,318,164	(1,458,033)	(63)%
Total other income (expense)	(129,040,606)	(32,330,537)	(96,710,069)	(299)%
Net loss before income tax benefit	$(304,445,383)	$(330,874,340)	$26,428,957	8%

Income tax benefit/ (provision)	(1,800)	3,890,100	(3,891,900)	(100)%
Net loss	(304,447,183)	(326,984,240)	22,537,057	7%

Net loss attributable to noncontrolling interest	(12,757,919)	(45,796,565)	33,038,646	72%
Net loss attributable to stockholders	$(291,689,264)	$(281,187,675)	$(10,501,589)	(4)%

Waived/(accrued) accumulated preferred dividends and other capital transactions with preferred stockholders	(148,805)	(8,670,441)	8,521,636	98%
Net loss attributable to common stockholders after preferred dividends	$(291,838,069)	$(289,858,116)	$(1,979,953)	(1)%

Net Loss per Share (*)	(74,887.88)	(289,858,116)

Weighted average shares outstanding, basic and diluted (*)	3,897	1

(*) Adjusted retroactively for reverse stock splits, see Note 1 - Description of business and basis of presentation

Revenues

We recognize revenue from the sale of electric vehicles upon the transfer of control to the dealer/customer. Normally, control transfers at the point of delivery when the dealer/customer has possession of the vehicle and bears the risks and rewards of ownership. However, a contract with one of our dealers includes a return provision, allowing unsold vehicles to be returned after one year, and contracts with a few other dealers include provisions allowing unsold vehicles to be returned upon contract termination. For these arrangements, due to limited historical data on returns, we defer revenue recognition until the dealer sells the vehicles to end customers or until there is sufficient evidence to reasonably estimate the consideration to which we expect to be entitled. In January 2025, one of the customers waived their right of return for 60 vehicles (Bollinger Commercial segment), and the Company recognized revenue in amount of $3.7 million.

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

Research and Development

Research and development expenses decreased by $21.3 million, or 39%, from $54.5 million through the nine months ended June 30, 2024, to $33.2 million through the nine months ended June 30, 2025. Research and development expenses are primarily comprised of external fees and internal costs for engineering, homologation, prototyping and other expenses related to preparation for the production of electric vehicles and batteries. The Company recently began cost reduction initiatives, thereby reducing research and development expenses in order to continue as a going concern.

General and Administrative

General and administrative expenses include all non-production expenses incurred in a given period. This includes professional fees, salaries, rent, repairs and maintenance, utilities and office expenses, employee benefits, depreciation and amortization, advertising and marketing, settlements and penalties, taxes, licenses and other expenses. We expense advertising costs as incurred. General and administrative expenses decreased by approximately $24.6 million, or 18%, from approximately $138.6 million in the nine months ended June 30, 2024, to approximately $114.0 million in the nine months ended June 30, 2025, primarily due to reduction in employee related compensation due to reduction in force, decrease of settlements and penalties, promotion costs, etc.

Impairment

Due to unfavorable market conditions and decline of market prices of the Company’s common stock, we test noncurrent assets for recoverability. For the nine months ended June 30, 2025, impairment of intangible assets amounted to $12.3 million (Bollinger Motors segment). During the nine months ended June 30, 2024, impairment of the intangible assets was $73.5 million (mainly Bollinger Motors segment, and $15.1 million recognized by Bollinger Commercial segment). In addition, impairment of goodwill amounted to $28.9 million (carrying value of goodwill was zero as of both June 30, 2025, and September 30, 2024). The impairment was recognized in the financial statements mainly due to the uncertainty of future fundings required to support the business and decrease of Company's market capitalization.

Other Gains and Losses

The Company recognized other financing costs on initial recognition of warrants during the nine months ended June 30, 2025, in the amount of $70.4 million (versus $17.9 million during the nine months ended June 30, 2024) due to additional notes with warrants issued during the nine months ended June 30, 2025.

Net gain on revaluation of warrants obligations was $58.8 million during the nine months ended June 30, 2025, versus a $0.8 million loss during the nine months ended June 30, 2024. During the nine months ended June 30, 2025, pursuant to the Warrant Exchange Agreement, the Company and certain investors agreed to exchange warrants to fix the conversion floor at $0.01 (not subject to reverse stock splits), which increased the fair value of warrants (calculated as number of shares issuable upon cashless exercise) and corresponding loss in amount of approximately $57.8 million as presented in the line item “Loss on exchange of warrants” of the consolidated statement of operations. For further details on accounting for warrants, see Note 8 - Warrants and other derivative liabilities and fair value measurements to the financial statements.

Similarly, the interest expense (mainly amortization of original issue discount (see Note 7 - Debt to the financial statements) increased by $43.1 million in comparison to the nine months ended June 30, 2024, due to a significantly higher volume of debt outstanding during the nine months ended June 30, 2025, (see Note 7 - Debt to the financial statements).

The "Loss on settlement (GEM case)" in the amount of $14.3 million represents excess of carrying values of transferred fixed assets over liabilities to GEM during settlement in May 2025 (see Note 19 - Contingencies and claims for further details).

Net Loss

The net loss attributable to common stockholders (after preferred dividends) was $291.8 million, or $74,887.88 net loss per share, for the nine months ended June 30, 2025, as compared to a net loss attributable to common stockholders after preferred dividends of approximately $289.9 million, or $289,858,116 loss per share, for the nine months ended June 30, 2024 (giving effect to reverse stock splits, see below).

Operating Segments

The Company is currently comprised of two major operating segments:

●

Bollinger Motors. The Company acquired the controlling interest of Bollinger Motors Inc., in September 2022 and increased the ownership to more than 95% in May 2025. This acquisition positioned the Company into the medium duty truck classes 4-6, along with the Sport Utility and Pick Up Trucks EV segments. The first Bollinger vehicles were sold in September 2024.

●

Bollinger Commercial. In November 2022, the Company acquired from ELMS a manufacturing plant and all the intellectual property needed to engineer and build Class 1 and Class 3 electric vehicles. The first vehicles were produced in Tunica, Mississippi and delivered to customers during the 12 months ended September 30, 2023.

See Note 4 - Segment information for the main financial information pertaining to the segments.

Reverse Stock Splits and Nasdaq Listing Rules Compliance

Our common stock is listed on the Nasdaq Capital Market. To maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share.

On June 2, 2025, the Company effected 1-for-100 reverse stock split of its common stock, and on August 4, 2025, the Company effected a 1-for-250 reverse stock split, as further described in Note 20 - Subsequent events, which were applied retroactively to these consolidated financial statements.

In addition to the reverse stock splits referred to above, the Company previously effected a 1-for-25 reverse stock split on May 4, 2023, a 1-for-9 reverse stock split on August 11, 2023, a 1-for-100 reverse stock split on December 21, 2023, 1-for-100 reverse stock split on September 17, 2024, 1-for-60 reverse stock split on February 18, 2025, and 1-for-100 reverse stock split on April 11, 2025. The Company retroactively adjusted its historical financial statements to reflect the reverse stock splits.

The reverse stock splits did not change the authorized number of shares or the par value of the common stock nor did it modify any voting rights of the common stock. No fractional shares were issued in connection with the reverse stock splits and each fractional share resulting from the reverse stock splits was rounded up to the next whole share.

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

The Company's principal source of liquidity consists of existing cash and restricted cash of approximately $0.9 million as of June 30, 2025. During the nine months ended June 30, 2025, the Company used approximately $69.4 million of cash for operating activities. The net working capital deficit on June 30, 2025 amounted to approximately $144.1 million, or $41.6 million after excluding derivative and other warrant liabilities and liabilities to issue stock, that are supposed to be settled by issuing common stock without using cash. For the nine months ended June 30, 2025, the Company incurred a net loss of $304.4 million, and as of June 30, 2025, our accumulated deficit was approximately $2.6 billion.

The Company believes that its available liquidity will not be sufficient to meet its current obligations for a period of at least twelve months from the date of the filing of these unaudited interim condensed consolidated financial statements. Accordingly, the Company has concluded there is substantial doubt about its ability to continue as a going concern. During the nine months ended June 30, 2025, the Company made the decision to temporarily shut down key production facilities due to short-term liquidity constraints. This action directly impacts our ability to produce vehicles. Should this shutdown continue, our cash flows from operating activities are expected to be further negatively impacted, which would further worsen the Company’s cash position. Management is pursuing several strategies to address liquidity concerns, including equity or debt financing and cost reduction and operational restructuring. Despite these efforts, there is no assurance that these initiatives will be successful. Without additional funding, the Company may be unable to continue operations and could be required to seek bankruptcy protection within 30 days of the issuance of these financial statements.

These unaudited interim condensed consolidated financial statements do not include any adjustments to the carrying amounts of assets or liabilities that may result from the outcome of these uncertainties.

Increase in equity after the balance sheet date

Subsequent to the balance sheet date, the Company and certain investors entered the following agreements with respect to outstanding notes and warrants (as described in the Note 20 – Subsequent events in further detail). On July 29, 2025, the Company and investors exchanged all then-outstanding warrants (with a carrying amount of approximately $114 million) for newly designated shares of Series G Preferred stock, and secured senior convertible notes with a principal and accumulated interest in amount of approximately $25 million for newly designated shares of Series F Preferred stock. Additionally, on August 14, 2025, the Company and investors exchanged all then-outstanding warrants (with a carrying amount of approximately $5 million) for shares of Series G Preferred stock, and secured senior convertible notes with a principal and accumulated interest in amount of approximately $5 million for shares of Series F Preferred stock. On August 14, 2025, the Company and investors also agreed to amend the conversion floors in the cashless exercise formulas of the warrants issuable upon future possible exercise of additional investment rights from $0.01 to $0.07. If the price of shares of common stock decrease to or below $0.07, the Company agreed to reduce the floor of the cashless exercise formula to $0.01 and seek stockholder approval.

As a result of these transactions,  the Company believes that as of August 14, 2025, the stockholders' equity of the Company exceeds $2.5 million.

Debt

To date, our current working capital and development needs have been primarily funded through the issuance of convertible indebtedness, warrants, convertible preferred stock and common stock.  During the nine months ended June 30, 2025, we issued Senior secured convertible notes with an aggregate principal of approximately $68 million, bearing 15% interest (20% after default), and warrants with terms further described in Note 7 - Debt and Note 8 - Warrants and other derivative liabilities and fair value measurements to the condensed consolidated financial statements. Furthermore, in October 2024, the Company received $1 million proceeds in accordance with the equity line of credit (see further in Note 9 - Stockholder's equity).

Also, in October 2024, Bollinger Motors, Inc., a majority-owned subsidiary of the Company, received a $10 million long-term loan, providing additional capital to support the production and sale of Bollinger’s Class 4 EV truck, the Bollinger B4. After a lawsuit from the lender upon alleged default on one of the interest payments, the note was fully repaid by the Company in May 2025 (see Note 7 - Debt for details).

During the nine months ended June 30, 2025, Senior secured convertible notes with a principal of approximately $26 million, as well as relevant accumulated interest with a carrying amount of approximately $1.5 million, were converted into shares of common stock. Also, the Company reached an agreement with holders of matured notes and loan advances in amount of $2.7 million, as well as accumulated interest in amount of approximately $1.8 million, that the liabilities would be settled pursuant to Section 3(a)(9) of the Securities Act by issuance of shares of common stock of the Company worth $3 million. The liability was fully settled by December 2024, and the transaction resulted in recognition of gain on extinguishment of $1.5 million.

The following is a summary of our indebtedness as of  June 30, 2025 and of transactions during the  nine months ended June 30, 2025:

Changes in debt during the 9 months ended June 30, 2025	Matured loans and advances	Bollinger Motors loan	Senior Secured Convertible Notes	Total
Principal as of October 1, 2024	$2,717,804	—	$20,346,283	$23,064,087
Original issue discount as of October 1, 2024	—	—	(17,664,310)	(17,664,310)
Carrying amount as of October 1, 2024	2,717,804	—	2,681,973	5,399,777

Notes issued, principal	—	11,250,000	67,978,891	79,228,891
Original issue discount and debt issuance costs at inception	—	—	(67,978,891)	(67,978,891)
Amortization of original issue discount and debt issuance costs	—	—	31,375,670	31,375,670
Principal paid in cash	—	(11,000,000)	—	(11,000,000)
Principal converted to shares of common stock	(2,717,804)	—	(26,051,600)	(28,769,404)
Original issue discount related to the principal converted	—	—	16,064,397	16,064,397
Principal extinguished	—	(250,000)	—	(250,000)

Principal as of June 30, 2025	—	—	62,273,574	62,273,574
Original issue discount as of June 30, 2025	—	—	(38,203,134)	(38,203,134)
Carrying amount as of June 30, 2025	—	—	$24,070,440	$24,070,440
Including presented as current liability	—	—	24,070,440	24,070,440
Including presented as noncurrent liability	—	—	—	—

Fair value - amount	—	—	$48,445,067	$48,445,067
Fair value - leveling	—	—	Level 3	—

Contractual interest rate (default rate)	—	—	20% (cross-default)	—
Maturity	—	—	Due (cross-default)	—

Cash Flows

The following table provides a summary of our cash flow data for the nine months ended June 30, 2025 and 2024:

	Nine Months Ended June 30,
Net cash provided by (used in):	2025	2024
Operating activities	$(69,407,762)	$(145,182,897)
Investing activities	(4,239,551)	(14,053,838)
Financing activities	63,750,360	7,504,168

Cash flows used in operating activities

Our cash flow used in operating activities to date has been primarily comprised of costs related to research and development, payroll and other general and administrative activities. Net cash used in operating activities was $69.4 million in the nine months ended June 30, 2025, a 52% decrease from $145.2 million net cash used during the nine months ended June 30, 2024.

Cash flows used in investing activities

During the nine months ended June 30, 2025 and 2024, our cash flows used in investing activities have been comprised mainly of equipment purchases. Net cash used in investing activities was $4.2 million in the nine months ended June 30, 2025, a 70% decrease from $14.1 million used in investing activities during the nine months ended June 30, 2024.

Cash flows provided by financing activities

Through June 30, 2025, we have financed our operations primarily through the issuance of convertible notes and warrants, as well as by receiving a long-term loan for production of Bollinger Motors vehicles (for further details, see section "Debt" above). Net cash provided by financing activities was $63.8 million for the nine months ended June 30, 2025, as compared to $7.5 million net cash spent on financing activities for the nine months ended June 30, 2024.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations and other commitments for cash expenditures as of June 30, 2025, and the years in which these obligations are due:

Operating lease commitments

Scheduled
Years Ended September 30,	Payments
2025 (3 months)	$1,432,935
2026	5,006,078
2027	4,958,062
2028	4,758,748
2029	1,286,244
Thereafter	4,487,146
Total Future Minimum Lease Payments	$21,929,213

Scheduled debt maturities

The following are scheduled debt maturities as of June 30, 2025 (see also section "Debt" above):

	Year Ended September 30,
	2025 (3 months)	2026	2027	2028	2029	Total
Total Debt due (excluding debt discount)	$62,273,574	$—	$—	$—	$—	$62,273,574

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

In preparation of these financial statements, management applied critical estimates and assumptions while performing impairment tests for long-lived assets and while determining net realizable value of inventory.

Impairment tests for other long-lived assets

We identified Bollinger Motors and Bollinger Commercial (refer to Note 4 - Segment information) as our reporting units for the purposes of assessing impairments.

We review our noncurrent asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of such asset groups may not be recoverable. Such conditions could include significant adverse changes in the business climate, current period operating or cash flow losses, significant declines in forecasted operations or a current expectation that an asset group will be disposed of before the end of its useful life. The recoverability of noncurrent asset groups to be held and used is measured by a comparison of the carrying amount of the asset group to future undiscounted net cash flows expected to be generated by the asset group. If an asset group is considered to be impaired, the impairment is recognized in the amount by which the carrying amount of the asset group exceeds the fair value of the asset group.

Due to a prolonged decrease in our market capitalization, including a significant decline in stock price and budgeted performance targets not achieved as compared to acquisition date budgets, we assessed noncurrent assets for impairment. As a result of impairment tests performed by management during the nine months ended June 30, 2025, the Company recognized impairment loss in the amount of $12.3 million in respect of patents (Bollinger Motors segment). No impairment in respect of other noncurrent assets was recognized, primarily because of significant impairment that reduced the carrying amount of long-lived assets in previous periods.

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

Net realizable value of inventory

In accordance with applicable accounting standards, we value inventory at the lower of cost or net realizable value. Our assessment of net realizable value is a critical accounting estimate due to the inherent market volatility, evolving technology and competitive landscape of the EV industry.

The net realizable value of inventory is determined based on the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. In determining net realizable value, we consider several factors, including:

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

●	Other Factors – Changes in government incentives, infrastructure development and interest rates may affect consumer adoption and, consequently, inventory valuation.

As a result of the tests performed by management during the three and nine months ended June 30, 2025, the write-down to net realizable value in amount of $8.9 million and $9.7 million, respectively (whereas $6 million was recorded by the Bollinger Commercial segment, and remaining part - by the Bollinger segment). These adjustments were recorded as a component of cost of goods sold.

The net realizable value assessment considered the current expected selling prices of Mullen One, Mullen Three, and Bollinger B4 vehicles, based on recent sales and current market demand, as well as expected additional costs required to sell the vehicles. Should actual sales prices or demand decline, or selling costs increase, additional write-downs may be required in future periods. Additionally, if the Company is unable to secure sufficient funding to continue operations as planned, inventory may need to be sold at further discounted prices, which could negatively impact future financial results.

Recent Accounting Pronouncements

Accounting standard updates issued but not yet effective were assessed and determined to be either not applicable or not expected to have a material impact on our interim condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, being the end of the period covered by this Quarterly Report, our management conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d15(e) under the Exchange Act).

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as discussed in Item 9A. Controls and Procedures – in the Company’s 2024 Annual Report, under the heading “Management’s Annual Report on Internal Control Over Financial Reporting”.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Risk factors are discussed in Part I, Item 1A. “Risk Factors” in our 2024 Annual Report, and could materially affect our business, financial condition or future results of operation. Except as set forth below, there have been no material changes or additions to our risk factors discussed in our 2024 Annual Report which could materially affect our business, financial condition or future results of operations. The risk factors set forth below should be read together with the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2024 Annual Report.

We may not be able to maintain compliance with the continued listing requirements of the Nasdaq Capital Market.

To maintain listing on the Nasdaq Capital Market, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. Plus, if a company’s security has a closing bid price of $0.10 or less for 10 consecutive trading days, the Listing Qualifications department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) will issue a delisting determination. Since 2023, we have experienced periods during which our Common Stock has traded below $1.00.

During 2023 and 2024, we received formal notices from the Nasdaq Staff that, based upon the closing bid price for our Common Stock, for the previous 30-consecutive business day period, the Company no longer satisfied the minimum bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). Since May 2023, the Company has effected the following eight reverse stock splits in order to maintain or regain compliance with the Bid Price Rule: a 1-for-250 reverse stock split on August 4, 2025, a 1-for-100 reverse stock split on June 2, 2025; a 1-for-100 reverse stock split on April 11, 2025; a 1-for-60 reverse stock split on February 18, 2025; a 1-for-100 reverse stock split on September 17, 2024; a 1-for-25 reverse stock split on May 4, 2023; a 1-for-9 reverse stock split on August 11, 2023 and a 1-for-100 reverse stock split on December 21, 2023. Plus, if needed, the Company may effectuate additional reverse stock splits.

Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if any listed company fails to meet the Bid Price Rule after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Bid Price Rule compliance period. On September 16, 2024, in connection with a notice that the Company no longer satisfied the Bid Price Rule, the Staff further indicated that, based upon the Company’s implementation of one or more reverse stock splits within the past two years at a cumulative ratio of 250 shares or more to one in contravention of Nasdaq Listing Rule 5810(c)(3)(A)(iv). On September 17, 2024, the Company implemented a 1-for-100 reverse stock split, and on October 16, 2024, the Company announced that it had received formal notice from Nasdaq confirming the Company had regained compliance with the Bid Price Rule.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Bid Price Rule, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, if in the future the Company is not in compliance with the Bid Price Rule and effectuates another reverse stock split, Nasdaq may determine that it is not in the public interest to maintain our listing, even if we regain compliance with the Bid Price Rule.

On January 15, 2025, the Company received an expected notice from the Staff stating that the Company was no longer in compliance with Nasdaq Listing Rule 5250(c)(1), which requires listed companies to timely file all required periodic financial reports with the SEC, because the Company had not yet filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2024. The Company filed Form 10-K on January 24, 2025.

In addition, on February 25, 2025, we received a written notice from the Staff notifying us that for the last 30 consecutive business days prior to the date of the notice, our Market Value of Listed Securities (“MVLS”) was less than the $35.0 million minimum required for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(b)(2) (the “MVLS Listing Rule”). Additionally, as of the date of the notice, we also did not meet either of the alternative Nasdaq continued listing standards under the Nasdaq Listing Rules: stockholders’ equity of at least $2.5 million or net income of $500,000 from continuing operations in the most recently completed fiscal year or in two of the three most recently completed fiscal years. The Company has until August 25, 2025 to regain compliance with the MVLS Listing Rule. In order to regain compliance with the MVLS Listing Rule, the Company’s MVLS must meet or exceed $35.0 million for a minimum of ten consecutive business days during the 180-day compliance period after which the Staff will provide us written confirmation of compliance and the matter will be closed. In the event we do not regain compliance with the MVLS Listing Rule, the Staff will provide notice that our securities will be subject to delisting, at which time, we may appeal the delisting determination to a Nasdaq hearings panel. There can be no assurance that we will regain compliance with the MVLS Listing Rule or otherwise maintain compliance with any of the other Nasdaq listing requirements.

If our common stock ceases to be listed for trading on the Nasdaq Capital Market, we would expect that our common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group (the “OTC Mkts”). If Nasdaq were to delist our common stock, it would be more difficult for our stockholders to dispose of our Common Stock and more difficult to obtain accurate price quotations on our Common Stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock or warrants are not listed on a national securities exchange. The OTC Markets are generally regarded as a less efficient trading market than The Nasdaq Capital Market or Global Market or the New York Stock Exchange.

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

During the past two years, the Company has effected several reverse stock splits and may effect additional reverse stock splits in the future, which may decrease the liquidity of the shares of our common stock and may have a dilutive effect on the ownership of existing stockholders.

Since May 2023, the Company has effected the following eight reverse stock splits in order to maintain or regain compliance with the Bid Price Rule: a 1-for-250 reverse stock split on August 4, 2025; a 1-for-100 reverse stock split on June 2, 2025; a 1-for-100 reverse stock split on April 11, 2025; a 1-for-60 reverse stock split on February 18, 2025; a 1-for-100 reverse stock split on September 17, 2024; a 1-for-25 reverse stock split on May 4, 2023; a 1-for-9 reverse stock split on August 11, 2023 and a 1-for-100 reverse stock split on December 21, 2023. Plus, if needed, the Company may effectuate additional reverse stock splits. The primary purpose for a future reverse stock split, should the Company choose to effect it, would be to increase the per share market price of its Common Stock to satisfy the Bid Price Rule and maintain listing The Nasdaq Capital Market.

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

If we are unable to successfully transition our manufacturing operations to our Tunica, Mississippi, facility, our production schedules and operating results could be adversely affected.

If we are unable to successfully transition manufacturing operations for Bollinger Motors from our third-party outsourced manufacturer in Michigan to our Tunica, Mississippi, facility, we may not achieve desired efficiencies, and our ability to deliver products to our customers could be disrupted. We are relocating machinery, equipment, and inventory from our Michigan-based outsourced manufacturing partner to our commercial manufacturing center in Tunica, Mississippi. Bollinger Commercial products are already set up for production but are currently idle. This transition involves complex logistics, installation, and integration of manufacturing processes into the Tunica facility. If we encounter unforeseen challenges such as equipment installation delays, production ramp-up issues, or unexpected costs, our manufacturing timelines and operating results could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

All outstanding Senior convertible notes and relevant accumulated interest are technically in cross-default due to the non-payment of a portion of one of the loans that matured, therefore the interest rate increased from 15% to 20%. As of the date these financial statements were available to be issued, none of the investors have demanded immediate payment of the notes and outstanding interest in cash.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Director and Officer Trading Arrangements

None of the Company's directors or executive officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's quarter ended June 30, 2025.

Exchange of Warrants and Convertible Notes

On August 14, 2025, the Company entered into an Amendment and Exchange Agreement (the “ August 2025 Exchange Agreement”) with certain investors (each individually an “Investor” and collectively, the “Investors”), pursuant to which the Company agreed to exchange (i) certain outstanding senior secured convertible notes with an aggregate principal and accrued interest of approximately $5 million (the “ August 2025 Exchange Notes”) for the issuance of approximately 4,730 shares of Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”) and (ii) warrants issued during August 2025 (the “ August 2025 Exchange Warrants”) for the issuance of approximately 6,362 shares of Series G Preferred Stock, par value $0.001 per share (“Series G Preferred Stock,” and together with the Series F Preferred Stock, the “Preferred Stock”), previously issued pursuant to the Securities Purchase Agreements, as may have been amended from time to time, dated May 14, 2024, January 23, 2025 and March 6, 2025. Upon closing of the transactions contemplated by the August 2025 Exchange Agreement, the August 2025 Exchange Notes and August 2025 Exchange Warrants were cancelled and the Investors relinquished all rights, title and interest in such securities.

The August 2025 Exchange Agreement includes certain covenants, including, among others, that (i) the Company will use commercially reasonable efforts to maintain the listing of its common stock on a stock exchange, (ii) while Preferred Stock remains outstanding, (A) during a certain 90 day period, the Company will not, with certain exceptions, offer or issue any equity or related securities, and (B) the Company will not, without approval from the Investors holding a majority of the outstanding Preferred Stock, issue any equity security having a preference over or party with the Preferred Stock with respect to dividends, liquidation or redemption or having a preference over the common stock with respect to dividends, liquidation or redemption, and the Company and its subsidiaries will not incur any indebtedness. The Company also agreed not to enter into any fundamental transaction, such as a merger, sale of more than 50% of the outstanding voting shares, sale of substantially all assets, or business combination, unless such transaction complies with the terms of the Series F Preferred Stock Certificate of Designations and the Series G Certificate of Designations, as amended. The August 2025 Exchange Agreement contains customary representations and warranties between the Company and the Investors.

If, upon conversion of the Preferred Stock, the Company fails to timely issue the shares of common stock, then, at the sole discretion of the Investor, the Company will pay in cash to such Investor on each trading day after the delivery date an amount equal to 1% of the product of the number of shares of common stock not so delivered multiplied by the closing sale price of the common stock on the trading day immediately preceding such delivery date.

The issuance of shares of Series F Preferred Stock and Series G Preferred Stock pursuant to the August 2025 Exchange Agreement, and the common stock issuable upon conversion thereof, was made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act because it involves an exchange with the Company’s exchange security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting such exchange and Rule 506(b) Regulation D (“Regulation D”) as promulgated by the SEC, because, among other things, the transaction did not involve a public offering and the investors represented that they are accredited investors.

Amendment to Series F Preferred Stock and Series G Preferred Stock Certificates of Designations

On August 14, 2025, the Company filed Certificates of Amendment with the Delaware Secretary of State (each a “Certificate of Amendment” and together, the “Certificates of Amendment”) to each of the Series F Preferred Stock Certificate of Designations (the “Series F Certificate of Designations”) and the Series G Preferred Stock Certificate of Designations (the “Series G Certificate of Designations” and together with the Series F Certificate of Designations, the “Certificates of Designations”), which were originally filed with the Delaware Secretary of State on July 29, 2025. The Certificates of Amendment became effective upon filing.

The Certificate of Amendment to the Series F Certificate of Designations increased the number of authorized shares of Series F Preferred Stock from 25,600 to 30,335 and revised the definition of “Exchange Agreement” to include both the Exchange Agreement and the August 2025 Exchange Agreement. The Certificate of Amendment to the Series G Preferred Stock Certificate of Designations increased the number of authorized shares of Series G Preferred Stock from 110,000 to 116,365 and revised the definition of “Exchange Agreement” to include the August 2025 Exchange Agreement. No other changes were made to the Certificates of Designations,

Amendments to Securities Purchase Agreements

On August 14, 2025, the Company and the investors thereto entered into an amendment (the “SPA Amendment”) that amended each of the Securities Purchase Agreements, dated May 14, 2024, January 23, 2025, February 5, 2025, March 6, 2025, May 16, 2025 and May 29, 2025 (the “Securities Purchase Agreements”), the terms of which were previously reported in the Company’s Form 10-Q filed on May 14, 2024, and the Current Reports on Form 8-K as filed with the SEC on each of January 27, 2025, February 11, 2025, March 7, 2025, May 22, 2025 and June 3, 2025. Pursuant to the SPA Amendment, the cashless exercise formula of the Additional Warrants (as defined in the Securities Purchase Agreements) issued pursuant to the Additional Purchases (as defined in the Securities Purchase Agreements) was amended in that the floor in the formula was changed from $0.01 to $0.07 per share that is not subject to adjustment for stock dividends, subdivisions, or combinations. The SPA Amendment also provides that in the event that the Company’s stock price falls at or below $0.07 per share, then the Company will be required to hold a meeting of stockholders to approve a reduced floor price of $0.01 for the Additional Warrants and to increase the authorized number of shares to facilitate the cashless exercise of the Additional Warrants at the floor of $0.01, if necessary. All other terms and conditions of the Securities Purchase Agreements remain unchanged and in full force and effect.

Item 6. Exhibits

Exhibit No.	Description
3.1

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on April 10, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 11, 2025)

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation filed on May 30, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 2, 2025)

4.1

Second Amendment, dated April 29, 2025, to Rights Agreement, dated as of May 1, 2024, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2025)

10.1	Securities Purchase Agreement dated May 16, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025)
10.1(a)	Form of Convertible Note (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025)
10.1(b)	Form of Warrant (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025)
10.1(c)	Registration Rights Agreement, dated May 16, 2025 (incorporated by reference to Exhibit 10.2(c) to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025)
10.2#

Amendment to 2022 Equity Incentive Plan, dated May 21, 2025 – Share Increase Amendment (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 22, 2025)

10.3	Securities Purchase Agreement dated May 29, 2025 ($11M SPA) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.3(a)	Form of Convertible Note (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.3(b)	Form of Warrant (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.3(c)	Registration Rights Agreement, dated May 29, 2025 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.4	Securities Purchase Agreement, dated May 29, 2025 ($2.8M SPA) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.4(a)	Form of Convertible Note (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.4(b)	Form of Warrant (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.4(c)	Registration Rights Agreement, dated May 29, 2025 (incorporated by reference to Exhibit 10.2(c) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.5*	[Settlement Agreement and Release, dated May 9, 2025, between the Company, GEM Yield Bahamas Limited and GEM Global Yield LLC SCS.]
10.6*	[Confidential Settlement and Release Agreement, dated May 28, 2025, between the Company, Robert Bollinger and the Receiver for Bollinger Motors, Inc.]
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith (furnished herewith with respect to Exhibit[s 10.5, 10.6] and 32.1).
#	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bollinger Innovations, Inc.

August 14, 2025	By:	/s/ David Michery
David Michery
Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer and duly authorized officer)

/s/ Jonathan New
Jonathan New Chief Financial Officer (Principal Financial Officer)