Form 10-Q/A
period 2025-06-30
BOLLINGER INNOVATIONS, INC.
filed 2025-08-15
CIK 1499961

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Bollinger Innovations, Inc. (the “Company”) for the quarter ended June 30, 2025, originally filed on August 14, 2025 (the “Original Filing”), is being filed solely to correct a technical error in the table entitled “Segment reporting for the three and nine months ended June 30, 2025” under Note 4 – Segment Information in the Notes to Condensed Consolidated Financial Statements.  The net loss before impairment and income taxes for the three months ended June 30, 2025 for the Bollinger Motors segment was corrected from ($23,802,951) to ($11,796,499).

Except as described above, this Form 10‑Q/A does not modify or update disclosure in, or exhibits to, the Original Filing. Furthermore, this Form 10‑Q/A does not change any previously reported financial results, and it does not reflect events occurring after the date of the Original Form 10‑Q. Information not affected by this Form 10‑Q/A remains unchanged and reflects the disclosures made at the time the Original Form 10‑Q was filed. Accordingly, this Form 10‑Q/A should be read in conjunction with the Original Form 10‑Q and our other filings with the Securities and Exchange Commission.

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

Segment reporting for the three and nine months ended June 30, 2025
	Bollinger Motors	Bollinger Commercial	Total
Revenue for the three months ended June 30, 2025	$266,281	$207,405	$473,686
Revenue for the nine months ended June 30, 2025	4,044,590	4,299,721	8,344,311
Segment's net loss before impairment and income taxes for the three months ended June 30, 2025	(11,796,499)	(119,645,152)	(131,441,651)
Segment's net loss before impairment and income taxes for the nine months ended June 30, 2025	(36,686,465)	(255,426,293)	(292,112,758)
Segment's net loss before income taxes for the three months ended June 30, 2025	(23,802,951)	(107,964,873)	(131,767,824)
Segment's net loss before income taxes for the nine months ended June 30, 2025	(49,019,090)	(255,426,293)	(304,445,383)
Total segment assets	41,755,371	47,473,735	89,229,106

Segment reporting for the three and nine months ended June 30, 2024
	Bollinger Motors	Bollinger Commercial	Total
Revenue for the three months ended June 30, 2024	$—	$65,235	$65,235
Revenue for the nine months ended June 30, 2024	—	98,570	98,570
Segment's net loss before impairment and income taxes for the three months ended June 30, 2024	(10,669,490)	(80,927,863)	(91,597,353)
Segment's net loss before impairment and income taxes for the nine months ended June 30, 2024	(29,877,457)	(195,505,316)	(225,382,773)
Segment's net loss before income taxes for the three months ended June 30, 2024	(10,669,490)	(80,957,923)	(91,627,413)
Segment's net loss before income taxes for the nine months ended June 30, 2024	(118,383,314)	(212,491,026)	(330,874,340)
Total segment assets	51,366,330	140,963,436	192,329,766

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

The Series D Preferred Stock bears a 15.0% per annum fixed dividend accumulated and compounded monthly, payable no later than the 5th day after the end of each month on the Series D Original Issue Price plus unpaid accrued and accumulated dividends. Dividends on the Series D Preferred Stock are payable prior to any dividends on any other series of preferred stock or the common stock. The amount of Series D Preferred Stock dividends accumulated as of June 30, 2025, was approximately $0.5 million.

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

10.3	Securities Purchase Agreement dated May 29, 2025 ($11M SPA) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.3(a)	Form of Convertible Note (incorporated by reference to Exhibit 10.1(a) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.3(b)	Form of Warrant (incorporated by reference to Exhibit 10.1(b) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.3(c)	Registration Rights Agreement, dated May 29, 2025 (incorporated by reference to Exhibit 10.1(c) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.4	Securities Purchase Agreement, dated May 29, 2025 ($2.8M SPA) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.4(a)	Form of Convertible Note (incorporated by reference to Exhibit 10.2(a) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.4(b)	Form of Warrant (incorporated by reference to Exhibit 10.2(b) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.4(c)	Registration Rights Agreement, dated May 29, 2025 (incorporated by reference to Exhibit 10.2(c) to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2025)
10.5*	Settlement Agreement and Release, dated May 9, 2025, between the Company, GEM Yield Bahamas Limited and GEM Global Yield LLC SCS.
10.6*	Settlement and Release Agreement, dated May 28, 2025, between the Company, Robert Bollinger and the Receiver for Bollinger Motors, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith (furnished herewith with respect to Exhibit 32.1).
#	Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bollinger Innovations, Inc.

August 15, 2025	By:	/s/ David Michery
David Michery
Chief Executive Officer, President, and Chairman of the Board (Principal Executive Officer and duly authorized officer)

/s/ Jonathan New
Jonathan New Chief Financial Officer (Principal Financial Officer)